Form 10-K
period 2006-09-30
Sally Beauty Holdings, Inc.
filed 2006-12-22
CIK 1368458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2006

-OR-

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-33145

SALLY BEAUTY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2257936 (I.R.S. Employer Identification No.)
3001 Colorado Boulevard Denton, Texas (Address of principal executive offices)	76210 (zip code)

Registrant’s telephone number, including area code: (940) 898-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. YES ☐     NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐     NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐     NO ☒

At December 14, 2006, there were 180,104,975 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Item 11 hereof portions of the Company’s Final Proxy Statement/Prospectus—Information Statement (File No. 333-136259), filed pursuant to Rule 424(b)(3) on October 13, 2006.

In this report, references to “the Company”, “our company”, “we”, “our”, “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries for periods after the separation from Alberto-Culver Company (“Alberto Culver”) and to Sally Holdings, Inc. and its consolidated subsidiaries for periods prior to the separation from Alberto-Culver unless otherwise indicated or context otherwise requires.

PART I

ITEM 1. BUSINESS

Introduction

We are the largest distributor of professional beauty supplies in the United States based on store count. We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, which we refer to as BSG. Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 3,169 stores and supplied 170 franchised stores in North America as well as selected European countries and Japan, as of September 30, 2006. As of September 30, 2006, Sally Beauty Supply owned and operated 2,181 stores in the United States and 2,511 stores worldwide and BSG operated 658 company-owned stores and supplied 170 franchised stores. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,200 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and private/control label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. Over 90% of our net sales were in the U.S. and Canada for each of the last three fiscal years. For the year ended September 30, 2006 our net sales were $2,373.1 million.

Sally Beauty Supply began as a single store in New Orleans in 1964 and was purchased in 1969 by our former parent company, Alberto-Culver Company, or Alberto-Culver. BSG became a subsidiary of Alberto-Culver in 1985. On November 16, 2006, we separated from Alberto-Culver and became an independent company traded on the New York Stock Exchange. Our separation from Alberto-Culver and its consumer products-focused business was pursuant to an investment agreement, dated as of June 19, 2006, as amended, among us, Alberto-Culver, CDRS Acquisition LLC and others. We were formed as a Delaware corporation in June of 2006 in connection with this transaction to be the ultimate parent of Sally Beauty Supply and BSG and other subsidiaries following the separation. When we refer to Alberto-Culver, we mean Alberto-Culver Company prior to the separation or the company from which we separated, which is currently a separate public company, as the context requires.

In connection with the separation from Alberto-Culver, CDRS Acquisition LLC, or CDRS, and CD&R Parallel Fund VII, L.P., which we refer to as Parallel Fund and which we refer to together with CDRS as the CDR investors, invested an aggregate of $575 million in cash equity, representing ownership subsequent to the separation of approximately 48% of the outstanding shares of our common stock on an undiluted basis. CDRS, which owns approximately 47.7% of the outstanding shares of our common stock on an undiluted basis, is a Delaware limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., a private investment fund managed by Clayton, Dubilier & Rice, Inc. Also in connection with the separation from Alberto-Culver, certain of our subsidiaries incurred approximately $1.85 billion of indebtedness, as more fully described below.

Professional Beauty Supply Industry

We operate primarily within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by demographic and fashion trends, which we expect will lead to increased usage of hair color, hair-loss prevention products and hair styling products.

The professional beauty supply industry serves end-users through four channels: full-service exclusive distribution, open-line distribution, direct and mega-salon stores.

Full Service/Exclusive

This channel exclusively serves salons and salon professionals and distributes “professional-only” products for use and re-sale to consumers in salons. Many brands are distributed through arrangements with suppliers by geographic territory. BSG is a leading full-service distributor in the U.S.

Open-Line

This channel serves retail consumers and salon professionals through retail stores. This channel is served by a large number of localized retailers and distributors, with only a few having a regional presence and significant market share. We believe that Sally Beauty Supply is the only open-line distributor in the U.S. with a national network of retail stores.

Direct

This channel focuses on direct sales to salons and salon professionals by large manufacturers. This is the dominant form of distribution in Europe, but represents a small channel in the U.S. due to the highly fragmented nature of the U.S. market, which tends to make direct distribution cost prohibitive for manufacturers.

Mega-Salon Stores

In this channel, large-format salons are supplied directly by manufacturers due to their large scale.

Key Future Industry Trends

We believe the following key industry trends and characteristics will influence our business, going forward:

High Level of Customer Fragmentation

The U.S. salon market is highly fragmented with over 230,000 salons. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

Growth in Booth Renting

Many professional stylists are individual operators who rent booth space from salons, which we refer to as “booth renters,” and are responsible for purchasing their own supplies. Over time, the number of booth renters has significantly increased as a percentage of total salon professionals, and we expect this trend to continue. Given their smaller individual purchases and relative capital constraints, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like those that BSG and Sally Beauty Supply operate.

Frequent Re-Stocking Needs

Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons. These factors are key to driving demand for conveniently located professional beauty supply stores.

Continuing Consolidation

There is continuing consolidation among professional beauty product distributors and among professional beauty supply manufacturers. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and a retail footprint. We also believe that we are well positioned to capitalize on this trend as well as to participate in the ongoing consolidation at the distributor / retail level. However, changes often occur in our relationships with suppliers that positively or negatively affect the net sales and operating profits of each business segment. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. See “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

Favorable Demographic and Consumer Trends

The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through increased usage of hair color and hair-loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products.

Business Segments, Geographic Area Information and Seasonality

We operate two business segments: (1) Sally Beauty Supply, a domestic and international open-line distributor of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals, and (2) BSG, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories in North America. BSG also franchises beauty supply outlets in the United States and Mexico, and supplies sub-distributors in Europe. Sales of Sally Beauty Supply accounted for approximately 60%, 60% and 62% of the company’s consolidated net sales for the years ended September 30, 2006, 2005 and 2004, respectively. BSG accounted for approximately 40%, 40% and 38% of the company’s consolidated net sales for the years ended September 30, 2006, 2005 and 2004, respectively.

Financial information about business segments and geographic area information is incorporated herein by reference to the “Business Segments and Geographic Area Information” note 18 of the “Notes to the Consolidated Financial Statements” in “Item 8—Financial Statements and Supplementary Data” of this report.

Neither the sales or product assortment for Sally Beauty Supply or BSG are seasonal in nature.

Sally Beauty Supply

Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. It carries an extensive selection of professional beauty products, ranging between 5,400 and 7,400 stock keeping units (“SKUs”) of beauty products, including hair care, nail care, beauty sundries and appliances. It targets retail consumers and salon professionals. We believe that Sally Beauty Supply has differentiated itself from its competitors through its attractive customer value proposition, attractive pricing, extensive selection of leading third-party branded and private label products, broad ethnic product selection, excellent product knowledge of its sales associates and convenient store locations.

Store Design and Operations

Sally Beauty Supply stores are designed to create an appealing shopping environment that embraces the retail consumer and salon professional and highlights its extensive product offering. Sally Beauty Supply stores average 1,700 square feet in size and are located primarily in strip shopping centers. Generally, Sally Beauty Supply stores follow a consistent format, allowing customers familiarity between Sally Beauty Supply locations.

Sally Beauty Supply stores are segmented into distinctive areas arranged by product type with signs allowing its customers to easily navigate through its stores. Sally Beauty Supply seeks to stimulate cross-selling and impulse buying through strategic product placement and use the front of the store to highlight new products and key promotional items.

  Merchandise

Sally Beauty Supply stores carry a broad selection of branded and private label beauty supplies. Sally Beauty Supply manages each category by product and by SKU and uses centrally developed planoguides to maintain a consistent merchandise presentation across its store base. Through its information systems, Sally Beauty Supply actively monitors each store’s category performance, allowing maintenance of consistently high levels of in-stock merchandise. We believe Sally Beauty Supply’s tailored merchandise strategy enables it to meet local demands and helps drive traffic in its stores. Additionally, its information systems track and automatically replenish inventory levels, generally on a weekly basis.

Sally Beauty Supply offers a comprehensive ethnic product selection with specific appeal to the African-American markets. Its ethnic product offerings are tailored by store based on market demographics and category performance. For example, sales to the African-American markets represent approximately 11% of net sales in Sally Beauty Supply’s U.S. stores. We believe the breadth of selection of ethnic products available in Sally Beauty Supply Stores is unique and differentiates its stores from its competition. Sally Beauty Supply also positions itself to be competitive in price, but not a discount leader.

Sally Beauty Supply’s pricing strategy is differentiated by customer segment. Professional salon customers are generally entitled to a price lower than that received by retail customers. Sally Beauty Supply does offer discounts to retail customers through its customer loyalty program.

Leading Third-Party Branded Products

Sally Beauty Supply offers an extensive selection of hair care products, nail care products, beauty sundries and appliances from leading third-party brands such as Clairol, L’Oreal, Revlon and Conair. We believe that carrying a broad selection of the latest premier branded merchandise is critical to maintaining long-term relationships with our valued customers. The merchandise Sally Beauty Supply carries includes products from one or more of the leading manufacturers in each category. Sally Beauty Supply’s objective is not only to carry leading brands, but also to carry a full range of branded and private label products within each category. As hair trends continue to evolve, we expect to offer the changing professional beauty product assortment necessary to meet the needs of retail consumers and salon professionals.

Private Label Products

Sally Beauty Supply offers a broad range of private label and controlled label products, which we generally refer to collectively as private label products, unless the context requires otherwise. Private label products are brands for which we own the trademark and in some instances the formula. Controlled label products are brands that are owned by the manufacturer for which we have been granted sole distribution rights. Private label products, including controlled label products, provide customers with an attractive alternative to higher-priced leading third-party brands. Private label products accounted for approximately 37% of Sally Beauty Supply’s net sales as of September 30, 2006. Generally, the private label brands have higher gross margins than the leading third-party branded products and we believe this area offers significant potential growth. Sally Beauty Supply maintains private label products in a number of categories including hair care, appliances and salon products. Sally Beauty Supply actively promotes its private label brands through in-store promotions and monthly flyers. We believe our customers perceive these private label products to be comparable in quality and name recognition to leading third-party branded products.

The following table sets forth the approximate percentage of Sally Beauty Supply’s sales by merchandise category:

Year
Ended
September 30,
2006

Hair care	21.1%
Hair color	20.1%
Skin and nail care	16.1%
Electrical appliances	14.3%
Brushes, cutlery and accessories	13.4%
Ethnic products	10.7%
Other beauty items	4.3%

Total	100.0%

Marketing and Advertising

Sally Beauty Supply’s marketing program is designed to promote its extensive selection of brand name products at competitive prices. The program is currently centered on multi-page, color flyers highlighting promotional products. Separate flyers are created and tailored to Sally Beauty Supply’s retail customers and salon professionals. These flyers, which are available in Sally Beauty Supply stores, are also mailed to loyalty program customers and salon professionals on a monthly basis and are supplemented by e-mail newsletters. Additionally, a Sally Beauty magazine that provides customers with beauty trends and product information is sold in Sally Beauty Supply stores.

Sally Beauty Supply’s customer loyalty and marketing programs allow Sally Beauty Supply to collect point-of-sale customer data and increase our understanding of customers’ needs. The Sally Beauty Club is a loyalty program for customers who are not salon professionals. Beauty Club members, after paying a small annual fee to join, receive a special, discounted price on almost every non-sale item. Members are also eligible for a special Beauty Club e-mail newsletter that contains additional savings, beauty tips, new product information and coupons. Beauty Club customers are rewarded with additional discounts as their store spending increases. The ProCard is a marketing program for salon professionals. ProCard members receive discounts on all beauty products sold at Sally Beauty Supply stores. We believe these programs are highly effective in developing and maintaining customer relationships.

Store Locations

Sally Beauty Supply selects geographic markets and store sites on the basis of demographic information, quality and nature of neighboring tenants, store visibility and location accessibility. Sally Beauty Supply seeks to locate stores primarily in strip malls, which are occupied by other high traffic retailers including grocery stores, mass merchants and home centers.

Sally Beauty Supply balances its store expansion between new and existing markets. In its existing markets, Sally Beauty Supply adds stores as necessary to provide additional coverage. In new markets, Sally Beauty Supply generally seeks to expand in geographically contiguous areas to leverage its experience. We believe that Sally Beauty Supply’s knowledge of local markets is an important part of its success.

The following table provides a history of Sally Beauty Supply store openings since the beginning of fiscal year 2002:

	Year Ended September 30,
	2006	2005	2004	2003	2002

Stores open at beginning of period	2,419	2,355	2,272	2,177	2,112
Net store openings during period	92	62	83	95	64
Stores acquired during period	—	2	—	—	1

Stores open at end of period	2,511	2,419	2,355	2,272	2,177

Beauty Systems Group

We believe that BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of September 30, 2006, BSG operated 658 company-owned stores, supplied 170 franchised stores and had a sales force of approximately 1,200 professional distributor sales consultants selling exclusively to salons and salon professionals in 43 U.S. states and portions of Canada, Mexico and certain European countries.

Store Design and Operations

BSG stores are designed to create a professional shopping environment that embraces the salon professional and highlights its extensive product offering. Company-owned BSG stores average 2,800 square feet and are located primarily in secondary strip shopping centers. BSG store layout is designed to provide optimal variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type with certain areas dedicated to leading third-party brands; such as Matrix, Redken, Paul Mitchell, Graham Webb, Rusk and TIGI. The selection of these varies by territory.

Professional Distributor Sales Consultants

BSG has a network of approximately 1,200 professional distributor sales consultants, which exclusively serve salons and salon professionals.

The number of consultants in the BSG network has increased since fiscal 2002, as set forth in the following table:

	Year Ended September 30,
	2006	2005	2004	2003	2002

Professional distributor sales consultants	1,192	1,244	1,167	989	930

In order to provide a knowledgeable consultant team, BSG actively recruits professional cosmetologists and individuals with sales experience, as we believe that new consultants with either broad knowledge about the products or direct sales experience will be more successful.

BSG provides extensive training to new consultants beginning with an intensive one-week training program, followed by an extensive, continuing program of media-based training, delivered through audio, video and web-based e-learning. The program is designed to develop product knowledge as well as techniques on how best to serve salon professionals. In addition to selling professional beauty products, these sales consultants offer in-store training for professionals and owners in areas such as new styles, techniques and business practices.

An important component of consultants’ compensation is sales commissions. BSG’s commission system is designed to drive sales and focus consultants on selling products that are best suited to individual salons and salon professionals. We believe our emphasis on recruitment, training, and sales-based compensation results in a sales force that distinguishes itself from other full service/exclusive-channel distributors.

The following tables sets forth the approximate percentage of BSG sales attributable by channel:

Year Ended
September 30, 2006

Company-owned retail stores	47.5%
Professional distributor sales consultants	37.2%
Franchise stores	15.3%

Total	100.0%

Merchandise

BSG stores carry a broad selection of branded beauty supplies, ranging between 3,700 and 9,500 SKUs of beauty products, including hair care products, nail care, appliances and other beauty items from leading third-party brands. Some products are available in bulk packaging for higher volume salon needs. Through BSG’s information systems, each store’s product performance is actively monitored, allowing maintenance of an optimal merchandise mix. Additionally, BSG’s information systems track and automatically replenish inventory levels on a weekly basis, enabling BSG to maintain high levels of product in stock. Although BSG positions itself to be competitive on price, its primary focus is to provide a comprehensive selection of branded products to the salon professional. Many BSG products are sold under exclusive arrangements with suppliers, whereby BSG is designated the sole distributor for a specific brand name within certain geographic territories. We believe that carrying a broad selection of the latest premier branded merchandise is critical to maintaining relationships with our valued professional customers.

The following table sets forth the approximate percentage of sales attributable by merchandise category:

Year Ended
September 30, 2006

Hair care	36.7%
Hair color	23.6%
Promotional items	19.1%
Skin and nail care	8.3%
Electrical appliances	5.6%
Brushes, cutlery and accessories	3.5%
Other beauty items	2.2%
Ethnic products	1.0%

Total	100.0%

Marketing and Advertising

BSG’s marketing program is designed to promote its extensive selection of brand name products at competitive prices. BSG distributes at its stores and mails to its salon and salon professional customers, multi-page color flyers that highlight promotional products. Some BSG stores also host monthly manufacturer-sponsored classes for customers. These classes are held at BSG stores and led by manufacturer-employed educators. Salon professionals, after paying a small fee to attend, are educated on new products and beauty trends. We believe these classes increase brand awareness and drive sales in BSG stores.

Store Locations

BSG stores are primarily located in secondary strip shopping centers. Although BSG stores are located in visible and convenient locations, salon professionals are less sensitive about store location than Sally Beauty Supply customers.

The following table provides a history of BSG store openings since the beginning of fiscal year 2002:

	Year Ended September 30,
	2006	2005	2004	2003	2002

Stores open at beginning of period	822	692	543	535	316
Net store openings during period	6	37	26	8	24
Stores acquired during period	—	93	123	—	195

Stores open at end of period	828	822	692	543	535

Our Strategy

We believe there are significant opportunities to increase our sales and profitability through the further implementation of our operating strategy and by growing our store base in existing and contiguous markets, both organically and through strategic acquisitions. Specific elements of our growth strategy include the following:

Increase Sales Productivity of Our Stores

We intend to grow comparable store sales by focusing on improving our merchandise mix and introducing new products. In addition, we believe that as an independent company we will be able to more effectively market our products, particularly in Sally Beauty Supply stores. We also plan to enhance our customer loyalty programs, which allow us to collect point-of-sale customer data and increase our understanding of customers’ needs.

Open New Stores and Explore New Services and Concepts

In fiscal year 2006, we opened 92 and 6 net new stores for Sally Beauty Supply and BSG, respectively. Because of the limited initial capital outlay, rapid payback, and highly attractive return on capital, we intend to continue to expand our Sally Beauty Supply and BSG store base. We are also exploring several new retail and distribution concepts intended to increase our product offering to existing customers and penetrate new customer segments. For example, in the U.K., Sally Beauty Supply is currently testing a format that combines traditional salon services with a retail offering of exclusive salon-only product lines. We expect new store openings and the introduction of new services and concepts to be an important aspect of our future growth opportunities.

Increase Sales of Private Label Products

We intend to grow private label sales in both Sally Beauty Supply and BSG. We believe our customers view our private label products as high-quality, recognizable brands, which are competitive with leading third-party branded merchandise. Private label products are currently sold through our Sally Beauty Supply stores, with very limited private label offerings at BSG. Private label products account for a substantial amount of the Sally Beauty Supply segment net sales and generate a gross margin greater than that of the leading third-party brands sold through our stores. Potential growth for such products is believed to be significant. In addition, our broad private label product offering minimizes our dependence on any one brand or supplier. We believe private label presents opportunities to grow profits and also increase store loyalty.

Increase Operating Efficiency and Profitability

We believe there are numerous opportunities to increase the profitability of operations. For example, we believe there are meaningful opportunities to further streamline the supply chain by consolidating North American warehousing and more effectively managing inbound and outbound freight expenses. Other identified opportunities include (i) improvement of sales force training programs and revision of current compensation structures, (ii) centralization of certain administrative functions, and (iii) targeted overhead reductions. In addition, we intend to implement working capital improvement initiatives that are focused on the strict management of receivables, inventory and payables to further maximize our free cash flow. We also intend to undertake a full review of our supplier base and procurement strategy. This initiative is intended to (i) eliminate duplicative product sourcing efforts between Sally Beauty Supply and BSG, and (ii) identify low cost alternative sources of supply in certain product categories from countries with low manufacturing costs. We are identifying economics of scale that will allow us to improve our procurement strategy and maximize our margin potential.

Pursue Strategic Acquisitions

We have completed more than 25 acquisitions over the last 10 years, predominantly in our BSG segment. We believe our experience in identifying attractive acquisition targets, our proven integration process, and our highly scalable infrastructure have created a strong platform for future acquisitions, subject to (i) restrictions on our ability to finance acquisitions by incurring additional debt under our debt agreements, and (ii) restrictions on the amount of equity that we can issue to make acquisitions for at least two years following the transaction separating our company from Alberto-Culver. We will continue to identify and evaluate acquisition targets both domestically and internationally, with a focus on expanding our exclusive BSG territories.

Competition

Although there are a limited number of sizable direct competitors to our business, the beauty industry is highly competitive. In each area in which we operate, we experience domestic and international competition, including mass merchandisers, drug stores, supermarkets and other chains, offering similar or substitute beauty products at comparable prices. Our business also faces competition from department stores. In addition, our business competes with local and regional cash-and-carry beauty supply stores and full-service distributors selling directly to salons and salon professionals through both professional distributor sales consultants and outlets open only to salons and salon professionals. Our business also faces increasing competition from certain manufacturers that use their own sales forces to distribute their professional beauty products directly or align themselves with our competitors. Our business also faces competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. See “Risk Factors—The beauty products distribution industry is highly competitive”.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and contribute to our success:

The Largest Professional Beauty Supply Distributor in the U.S. with Multi-Channel Platform

Sally Beauty Supply and BSG together comprise the largest distributor of professional beauty products in the U.S. by store count. Our leading market positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply market, superior economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to generate and grow revenues across broad, diversified geographies, and customer segments using varying product assortments. We operate in nine countries outside the U.S. and Puerto Rico, offering up to 7,400 and 9,500 SKUs in Sally Beauty Supply and BSG stores, respectively, to a potential customer base that includes millions of retail consumers, and more than 230,000 salons in the U.S.

Differentiated Customer Value Proposition

We believe that our stores are differentiated from their competitors through convenient location, broad selection of professional beauty products (including leading third-party branded and (in Sally Beauty Supply stores) private label merchandise), high levels of in-stock merchandise, educated salespeople and competitive pricing. Our merchandise mix includes a comprehensive ethnic product selection, which is tailored by store based on market demographics and category performance. African-American products represent approximately 11% of net sales in U.S. Sally Beauty Supply stores, and we believe that the breadth of its selection of these products further differentiates Sally Beauty Supply from its competitors. Sally Beauty Supply also offers a customer loyalty program for Sally Beauty Supply customers. Members, after paying a small annual fee to join, receive a special, discounted price on products and are also eligible for a special Beauty Club e-mail newsletter with additional promotional offerings, beauty tips and new product information. We believe that our differentiated customer value proposition and strong brands drive customer loyalty and high repeat traffic, contributing to our strong and consistent historical financial performance. Our BSG professional distributor sales consultants benefit from their customers having access to the BSG store system. Customers have the ability to pick up the products they need between sales visits from professional distributor sales consultants.

Attractive Store Economics

We believe that our stores generate attractive returns on invested capital when compared to our competitors and other specialty retailers. The capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, average approximately $66,000 and $68,000, respectively. Sally Beauty Supply and BSG stores average approximately 1,700 and 2,800 square feet in size, respectively, and are typically located within strip shopping centers that offer attractive lease rates. Strong average sales per square foot combined with minimal staffing requirements, low rent expense and limited initial capital outlay, typically result in positive contribution margins within 3-4 months, and cash payback on investment of less than two years. Due to such attractive investment returns and relatively high operating profit contributions per store, over the past five years Sally Beauty Supply and BSG have opened 396 and 101 net new stores, respectively.

Strong and Consistent Financial Performance

We have a proven track record of strong growth and consistent profitability due to superior operating performance, new store openings and strategic acquisitions. Over the past five fiscal years, our comparable store sales growth has been positive in each year and has averaged 3.7%, as set forth in the following table:

	Year Ended September 30,
Comparable store sales growth:	2006	2005		2004	2003	2002

Sally Beauty Supply	2.4%	2.4%		3.8%	2.7%	5.7%
Beauty Systems Group	4.1%	(0.6%	)	8.5%	4.6%	4.4%
Consolidated	2.8%	1.8%		4.6%	3.8%	5.5%

Highly Experienced Management Team with a Proven Track Record

Our management team, led by President and Chief Executive Officer Gary Winterhalter, has a strong record of net sales growth and profitability improvement. Our senior management team has an average tenure of 12 years with us and our subsidiaries and 21 years in the beauty supply industry.

Customer Service

We strive to complement our extensive merchandise selection and innovative store design with superior customer service. We actively recruit individuals with cosmetology experience because we believe that such individuals are more knowledgeable about the products they sell. Additionally, Sally Beauty Supply recruits individuals with retail experience because we believe their general retail knowledge can be leveraged in the beauty supply industry. We believe that employees’ knowledge of the products and ability to demonstrate and explain the advantages of the products increases sales and that their prompt, knowledgeable service fosters the confidence and loyalty of customers and differentiates our business from other professional beauty supply distributors.

We emphasize product knowledge during initial training as well as during ongoing training sessions, with programs intended to provide new associates and managers with one and two weeks of intensive training, respectively. The training programs encompass operational and product training and are designed to increase employee and store productivity. Managers are required to participate in training on an ongoing basis to keep up-to-date on products and operational practices.

Most of our stores are staffed with a store manager, and two or three full-time or part-time associates. BSG stores are generally also staffed with an assistant manager. The operations of each store are supervised by a district manager, who reports to a territory manager.

Suppliers

We purchase our merchandise directly from manufacturers and fillers through supply contracts and by purchase order. For fiscal year 2006, our two largest suppliers were the Professional Products Division of L’Oreal USA S/D, Inc. (“L’Oreal”) and Procter & Gamble. Sally Beauty Supply’s five largest suppliers provided it with approximately 40.9% of the products Sally Beauty Supply purchased in fiscal year 2006. BSG’s five largest suppliers provided it with approximately 59.2% of the products BSG purchased in fiscal year 2006. Products are purchased from most manufacturers and fillers on an at-will basis or under contracts which can be terminated without cause upon 90 days notice or less or expire without express rights of renewal. Such manufacturers and fillers could discontinue sales to us at any time or upon short notice.

As is typical in distribution businesses, relationships with suppliers are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. See “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.” However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between us and our suppliers through, among other things, the development of new or expanded supplier relationships.

On December 19, 2006, we announced that (1) BSG, other than its Armstrong-McCall division, will not retain its rights to distribute the professional products of L’Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG currently has distribution rights, and (2) BSG’s Armstrong McCall division will not retain the rights to distribute Redken professional products through distributor sales consultants or its stores. In replacement of these rights, BSG entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG will have non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. Armstrong McCall will retain its exclusive rights to distribute Matrix professional products in its territories.

Distribution

As of September 30, 2006, we operated 22 distribution centers, 6 of which serviced Sally Beauty Supply and 16 of which serviced BSG. Our purchasing and distribution system is designed to minimize the delivered cost of merchandise and maximize the level of merchandise in-stock in stores. This distribution system also allows for monitoring of delivery times and maintenance of appropriate inventory levels. Product deliveries are typically made to our stores on a weekly basis. Each distribution center has a quality control department that monitors products received from suppliers. We utilize proprietary software systems to provide computerized warehouse locator and inventory support.

Management Information Systems

Our management information systems provide order processing, accounting and management information for the marketing, distribution and store operations functions of our business. Most of these systems have been developed internally. The information gathered by the management information systems supports automatic replenishment of in-store inventory and provides support for product purchase decisions.

Employees

In our domestic and foreign operations, we had approximately 15,800 full-time equivalent employees as of September 30, 2006 consisting of approximately 10,500 hourly personnel and 5,300 salaried employees. At September 30, 2005, we had approximately 15,000 full-time equivalent employees.

Certain subsidiaries in Mexico have collective bargaining agreements, covering warehouse and store personnel, which expire at various times over the next several years. We believe we have good relationships with our employees.

Management

For information concerning our directors and executive officers, see “Directors and Executive Officers of the Registrant” in Item 10 of this report.

Regulation

We are subject to a wide variety of laws and regulations, which historically have not had a material effect on our business. For example, in the United States, most of the products sold and the content and methods of advertising and marketing utilized are regulated by a host of federal agencies, including, in each case, one of more of the following: the Food and Drug Administration, the Federal Trade Commission and the Consumer Products Safety Commission. The transportation and disposal of many of our products are also subject to federal regulation. State and local agencies regulate many aspects of our business. In markets outside of the United States, regulation is also focused and comprehensive.

The franchisor-franchisee relationship poses a specific set of regulatory issues. We are subject to the regulation of offering and sale of franchises in the United States and Mexico. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon operations. The FTC is considering major revisions to its regulations governing the offer and sale of franchises in the U.S., although to date, these revisions have not been adopted.

Trademarks and Other Intellectual Property Rights

Our trademarks, certain of which are material to our business, are registered or legally protected in the United States, Canada and other countries throughout the world in which we operate. We and our subsidiaries own over 200 trademarks in the United States. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including reliance upon trademark, patent and trade secret laws, in addition to confidentiality agreements with many vendors, employees, consultants and others who have access to our proprietary information. The duration of our trademark registrations is generally 10, 15 or 20 years, depending on the country in which a mark is registered, and generally the registrations can be renewed. The scope and duration of intellectual property protection varies by jurisdiction and by individual product.

Access to Public Filings

Our annual report on Form 10-K, current reports on Form 8-K and amendments to such reports are, and, when filed with the SEC our quarterly reports on Form 10-Q and any amendment to such reports will be, available, without charge, on our website, www.sallybeautyholdings.com, as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We will provide copies of such reports to any person, without charge, upon written request to our office of Investor Relations by writing to: our Investor Relations Department at 3001 Colorado Blvd, Denton, TX 76210. The information found on our website shall not be considered to be part of this or any other report filed with or furnished to the SEC.

In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

The following describes risks that we believe to be material to our business. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results could be materially and adversely affected. There may be additional risks, of which we are not aware or that we do not believe to be material, that could materially and adversely affect our business. This report also contains forward-looking statements and the following risks could cause our actual results to differ materially from those anticipated in such forward-looking statements.

Risks Relating to Our Business

We have no history as a stand-alone company and may be unable to make the changes necessary to operate effectively.

We recently separated from Alberto-Culver and became an independent publicly-traded company. There can be no assurance that the separation from Alberto-Culver and the resulting absence of its general administrative assistance will not have an adverse impact on our business, financial condition and results of operations. Apart from a limited number of services to be provided to us on a transitional basis, Alberto-Culver will have no obligation to provide financial, operational or organizational assistance to us or any of our subsidiaries.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject following our separation from Alberto-Culver.

Our financial results previously were included within the consolidated results of Alberto-Culver, and the reporting and control systems were appropriate for those of subsidiaries of a public company. However, neither we nor any of our subsidiaries was directly subject to reporting and other requirements of the Exchange Act. As an independent publicly-traded company, we are now directly subject to reporting and other obligations under the Exchange Act. These reporting and other obligations place significant demands on the management and administrative and operational resources, including accounting resources, of us and our subsidiaries. As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. Under the SEC rules and regulations, as well as those of the New York Stock Exchange, our compliance costs have increased.

In addition, as a public company we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of, the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting and the effectiveness of such internal controls. These requirements will first apply to our annual report for the fiscal year ending September 30, 2007. If we fail to properly assess and/or achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls are necessary to help prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our securities.

To comply with these requirements, we and our subsidiaries are upgrading our systems, including information technology, implementing additional financial and management controls, reporting systems and procedures and have hired additional legal, accounting and finance staff. If additional upgrades to our financial and management controls, reporting systems, information technology and procedures are required under the financial reporting requirements and other rules that apply to reporting companies, now and in the future, our management and resources may need to be devoted to assist in compliance with those requirements.

Our historical consolidated financial information contained in this report does not represent our future financial position, results of operations or cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a separate public company during the periods presented.

Our historical consolidated financial information included in this report is not representative of our future financial position, results of operations or cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as an independent public company during the periods presented. This is primarily because:

•	Our historical consolidated financial information reflects allocation of expenses from Alberto-Culver. Those allocations may be different from the comparable expenses we would have incurred as a separate company.

•	Our working capital requirements historically have been satisfied as part of Alberto-Culver’s corporate-wide cash management policies. In connection with the separation from Alberto-Culver, we incurred a large amount of indebtedness and assumed significant debt service costs. As a result, our cost of debt and capitalization are significantly different from that reflected in our historical consolidated financial information.

•	As a result of our separation from Alberto-Culver, there have been significant changes in our cost structure, including the costs of establishing an appropriate accounting and reporting system, debt service obligations and other costs of being a stand-alone company.

We may not be able to realize the anticipated benefits of our separation from Alberto-Culver on a timely basis or at all.

Our success as an independent publicly-traded company depends, in part, on our ability to realize the anticipated benefits of our separation from Alberto-Culver. These anticipated benefits include increased brand and product recognition as a result of our increased ability to engage in more aggressive marketing and advertising campaigns following the elimination of difficulties arising from our businesses’ competition with the customers and suppliers of Alberto-Culver’s consumer products business and the potential for increased operating earnings of our business expected to result from allowing us to focus our attention and resources on our business and customers. We cannot assure you these benefits will occur or that we will be able to achieve growth in the future comparable to our businesses’ recent historical sales and earnings growth.

As a separate entity, we will not enjoy all of the benefits of scale that Alberto-Culver achieved with the combination of the consumer products business and our business.

Prior to our separation from Alberto-Culver, Alberto-Culver benefited from the scope and scale of the consumer products business and our business in certain areas, including, among other things, risk management, employee benefits, regulatory compliance, administrative services and human resources. Our loss of these benefits as a consequence of our separation from Alberto-Culver could have an adverse effect on our business, results of operations and financial condition. For example, it is possible that some costs will be greater for us than they were for Alberto-Culver due to the loss of volume discounts and the position of being a large customer to service providers and vendors. In addition, the separation eliminated Alberto-Culver’s diversification that resulted from operating the consumer products business of Alberto-Culver alongside our distribution business and tended to mitigate financial and operations volatility. As a result, we may experience increased volatility in terms of cash flow, operating results, working capital and financing requirements.

We are a holding company, with no operations of our own, and we depend on our subsidiaries for cash.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our obligations or to pay dividends is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Further, the terms of our subsidiaries’ debt agreements significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. Furthermore, we and our subsidiaries may be able to incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us.

The beauty products distribution industry is highly competitive.

The beauty products distribution industry is highly fragmented and there are few significant barriers to entry into the markets for most of the types of products and services we sell. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional cash-and-carry beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the Internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. The primary competitive factors in the beauty products distribution industry are the price at which we purchase products from manufacturers, quality, perceived value, consumer brand name recognition, packaging and mix of the products we sell; customer service; the efficiency of our distribution network; and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or require us to reduce prices to retain business or market share. Some of our competitors are larger and have greater financial and other resources than we do, and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. In addition, we may lose customers if our competitors that own national chains acquire additional salons that are BSG customers or if professional beauty supply manufacturers align themselves with other beauty product wholesale and retail suppliers who compete with

BSG. For instance, in 2006 L’Oreal acquired a 30% stake in Beauty Alliance, one of our principal competitors. Our failure to continue to compete effectively in our markets could adversely impact our business, financial condition and results of operations.

We may be unable to anticipate changes in consumer preferences and buying trends or manage our product lines and inventory commensurate with consumer demand.

Our success depends in part on our ability to anticipate and offer products and services that appeal to the changing needs and preferences of our customers. If we do not anticipate and respond to changes in customer preferences in a timely manner, our sales may decline significantly and we may be required to mark down certain products to sell the resulting excess inventory at prices which can be significantly lower than the normal retail or wholesale price, which could adversely impact our business, financial condition and results of operations. In addition, we depend on our inventory management and information technology systems in order to replenish inventories and deliver products to store locations in response to customer demands. Any systems-related problems could result in difficulties satisfying the demands of customers which, in turn, could adversely affect our sales and profitability.

We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.

We do not manufacture the brand name or private label products we sell, and instead purchase our products from manufacturers and fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. Sally Beauty Supply’s five largest suppliers provided it with 40.9% and 41.3% of the products Sally Beauty Supply purchased in fiscal years 2006 and 2005, respectively. BSG’s five largest suppliers provided it with 59.2% and 59.7% of the products BSG purchased in fiscal years 2006 and 2005, respectively.

In addition, since we purchase products from many manufacturers and fillers on an at-will basis, under contracts which can be terminated without cause upon 90 days notice or less or which expire without express rights of renewal, such manufacturers and fillers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. We may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

Changes in Sally Beauty Supply and BSG’s relationships with suppliers occur often, and could positively or negatively impact the net sales and operating profits of both business segments. For example, net sales and operating profits of Sally Beauty Supply and BSG were negatively affected in fiscal year 2005 by the decision of certain suppliers of the BSG business to begin selling their products directly to salons in most markets.

Subsequently, in fiscal year 2006 one of those suppliers agreed to have BSG once again sell its product lines in BSG stores. In addition, some of our suppliers may seek to decrease their reliance on distribution intermediaries, including full service/exclusive and open-line distributors like BSG and Sally Beauty Supply, by promoting their own distribution channels. If our access to supplier-provided products were to be diminished relative to our competitors our business could be materially and adversely affected. Also, consolidation among suppliers may increase their negotiating leverage, thereby providing them with competitive advantages over us that may increase our costs and reduce our revenues, adversely affecting our business, financial condition and results of operations.

On December 19, 2006, we announced that (1) BSG, other than its Armstrong-McCall division, will not retain its rights to distribute the professional products of L’Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG currently has distribution rights, and (2) BSG’s Armstrong McCall division will not retain the rights to distribute Redken professional products through distributor sales consultants or its stores. In replacement of these rights, BSG entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG will have non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. Armstrong McCall will retain its exclusive rights to distribute Matrix professional products in its territories. We expect the impact of the loss of BSG’s exclusive rights to distribute L’Oreal professional products in

BSG stores and by its distributor sales consultants to negatively impact our consolidated revenue by approximately $110 million during the last nine months of our 2007 fiscal year. This number includes anticipated ancillary impact on revenue from other products that may be indirectly affected by these developments. We cannot assure you that the impact of these developments will not adversely impact revenue to a greater degree than we currently expect, or that our efforts to mitigate the impact of these developments will be successful. If the impact of these developments is greater than we expect or our efforts to mitigate the impact of these developments are not successful, this could have a material adverse effect on our business, financial condition or results of operations.

Manufacturers and fillers of beauty supply products are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis, including industrial accidents, environmental events, strikes and other labor disputes, union organizing activity, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, and licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which neither they nor we have control. In addition, our operating results depend to some extent on the orderly operation of our receiving and distribution process, which depends on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities and capacity.

If a material interruption of supply occurs, or a significant supplier ceases to supply us or materially decreases its supply to us, we may not be able to acquire products with similar quality and consumer brand name recognition as the products we currently sell, or acquire such products in sufficient quantities to meet our customers’ demands or on favorable terms to our business, any of which could adversely impact our business, financial condition and results of operations.

We do not control the production process for the brand name and private label products we sell. In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding whether such products have been manufactured in accordance with applicable governmental regulations. We may not be able to identify a defect in a product we purchase from a manufacturer or filler before we offer such product for resale, which could result in fines or other actions by government regulators, product liability claims, product recalls, harm to our credibility, impairment of customer relationships or a decrease in the market acceptance of brand names, any of which could adversely affect our business, financial condition and results of operations.

If products sold by us are found to be defective in labeling or content, our credibility and that of the brands we sell may be harmed, market acceptance of our products may decrease and we may be exposed to liability in excess of our products liability insurance coverage and manufacturer indemnities.

Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective.

Any actual defects or allegations of defects in products sold by us could result in adverse publicity and harm our credibility, which could adversely affect our business, financial condition and results of operations. Although we may have indemnification rights against the manufacturers of many of the products we distribute and rights as an “additional insured” under the manufacturer’s insurance policies, it is not certain that any individual manufacturer or insurer will be financially solvent and capable of making payment to any party suffering loss or injury caused by products sold by us. Further, some types of actions and penalties, including many actions or penalties imposed by governmental agencies and punitive damages awards, may not be remediable through reliance on indemnity agreements or insurance. Furthermore, potential product liability claims may exceed the amount of indemnity or insurance coverage or be excluded under the terms of an indemnity agreement or insurance policy. If we are forced to pay to satisfy such claims, it could have an adverse effect on our business, financial condition and results of operations.

We could be adversely affected if we do not comply with laws and regulations or if we become subject to additional or more stringent laws and regulations.

We are subject to a number of U.S. federal, state and local laws and regulations, as well as the laws and regulations applicable in each other market in which we do business. These laws and regulations govern the composition, packaging, labeling and safety of the products we sell and the methods we use to sell the products. Non-compliance with applicable laws and regulations of governmental authorities, including the Food and Drug Administration and similar authorities in other jurisdictions, by us or the manufacturers of the products sold by us could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. The laws and regulations applicable to us or manufacturers of the products sold by us may become more stringent. Continued legal compliance could require the review and possible reformulation or relabeling of certain products, as well as the possible removal of some products from the market altogether. Legal compliance could also lead to considerably higher internal regulatory costs. Manufacturers may try to recover some or all of any increased costs of compliance by increasing the prices at which we purchase products and we may not be able to recover some or all of such increased cost in our own prices to our customers. We are also subject to state and local laws that affect our franchisor-franchisee relationships. Increased compliance costs and the loss of sales of certain products due to more stringent or new laws and regulations could adversely affect our business, financial condition and results of operations.

Laws and regulations impact our business in many areas that have no direct relation to the products we sell. For example, as a public company, we are subject to a number of laws and regulations related to the issuance and sale of our securities. Another area of intense regulation is that of the relationships we have with our employees, including compliance with many different wage/hour and nondiscrimination related regulatory schemes. Violation of any of the laws or regulations governing our business and the assertion of individual or class-wide claims could have an adverse effect on our business, financial condition and results of operations.

Product diversion could have an adverse impact on our revenues.

The majority of the products that BSG sells are meant to be used exclusively by salons and individual salon professionals or are meant to be sold exclusively by the purchasers, such as salons, to their retail consumers. However, despite BSG’s efforts to prevent diversion, incidents of product diversion occur, whereby BSG products are sold by these purchasers (and possibly by other bulk purchasers such as franchisees) to middlemen and general merchandise retailers. The retailers, in turn, sell such products to consumers. The diverted product may be old, tainted or damaged and sold through unapproved outlets, all of which could diminish the value of the brand. Diversion could result in lower net sales for BSG should consumers choose to purchase diverted products from retailers rather than purchasing from BSG customers, or choose other products altogether because of the perceived loss of brand prestige.

Product diversion is generally prohibited under BSG supplier contracts and we may be under a contractual obligation to stop selling to salons, salon professionals and other bulk purchasers who engage in product diversion. Our investigation and enforcement of anti-diversion policies may result in reduced sales to our customer base, thereby decreasing our revenues.

We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions.

In the past several years, we have completed several significant acquisitions the majority of which were for the BSG business. We intend to continue to pursue additional acquisitions in the future. Our business has in the past actively reviewed acquisition prospects that would complement its existing lines of business, increase the size and geographic scope of its operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable acquisition candidates.

If suitable candidates are identified, sufficient funds may not be available to make such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, the amount of equity that we can issue to make acquisitions or raise additional capital will be severely limited for at least two years following our separation from Alberto-Culver, which will make equity generally unavailable to fund acquisitions. Also, because we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt, we may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could be increased as a result of any acquisitions.

If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations.

Any acquisitions that we do make may be difficult to integrate profitably into our business and may entail numerous risks, including:

•	difficulties in assimilating acquired operations, stores or products, including the loss of key employees from acquired businesses;

•	difficulties and costs associated with integrating and evaluating the internal control systems of acquired businesses;

•	expenses associated with the amortization of identifiable intangible assets;

•	diversion of management’s attention from our core business;

•	complying with foreign regulatory requirements, including multi-jurisdictional competition rules;

•	enforcement of intellectual property rights in some foreign countries;

•	adverse effects on existing business relationships with suppliers and customers;

•	operating inefficiencies and negative impact on profitability;

•	entering markets in which we have limited or no prior experience; and

•	those related to general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.

In addition, during the acquisition process, we may fail or be unable to discover some of the liabilities of businesses that we acquire. These liabilities may result from a prior owner’s noncompliance with applicable laws and regulations. Acquired businesses may also not perform as we expect or we may not be able to obtain financial improvements in acquired businesses that we may expect.

If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected.

Our future growth depends in part on our ability to open and profitably operate new stores in existing and additional geographic markets. The capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, average approximately $66,000 and $68,000, respectively. However, we may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. There are several factors that could affect our ability to open and profitably operate new stores, including:

•	the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•	proximity to existing stores that may reduce new stores’ sales;

•	difficulties in adapting our distribution and other operational and management systems to an expanded network of stores;

•	the potential inability to obtain adequate financing to fund expansion because of our high leverage and limitations on our ability to issue equity for at least two years following our separation from Alberto-Culver, among other things;

•	difficulties in obtaining any needed governmental and third-party consents, permits and licenses needed to operate additional stores; and

•	potential limitations on capital, expenditures which may be included in financing documents that we enter into.

If we are unable to protect our intellectual property rights, specifically our trademarks, our ability to compete could be negatively impacted.

The success of our business depends to a certain extent upon the value associated with our intellectual property rights. We own certain trademark and brand name rights used in connection with our business including, but not limited to, “Sally,” “Sally Beauty,” “Sally Beauty Supply,” “Sally ProCard,” “BSG,” “CosmoProf,” “Armstrong McCall,” “ion” and “Beauty Club”. We protect our intellectual property rights through a variety of methods, including trademarks which are registered or legally protected in the United States, Canada and other countries throughout the world in which our business operates. We also rely on trade secret laws, in addition to confidentiality agreements with vendors, employees, consultants, and others who have access to our proprietary information. While we intend to vigorously protect our trademarks against infringement, we may not be successful in doing so. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our intellectual property rights and trademarks are expected to continue to be substantial.

Failure to obtain the consent of third parties under our contracts could have an adverse effect on our business.

There are a number of contracts to which we or our subsidiaries are a party that provide that we must obtain the consent of the other party to the contract in connection with completion of the transactions separating us from Alberto-Culver or that provide the other party to the contract the right to terminate the contract in connection with the separation transactions. It was not a condition to completion of the separation that these consents be obtained or that the other party to the contract waive its termination right. However, failure to obtain the consent of the other party to these contracts or to have the other party waive its termination right could have an adverse effect on our business, financial condition and results of operations.

Our ability to conduct business in international markets may be affected by legal, regulatory, and economic risks.

Our ability to capitalize on growth in new international markets and to grow or maintain our current level of operations in our existing international markets is subject to risks associated with our international operations. These risks include: unexpected changes in regulatory requirements; trade barriers to some international markets; economic fluctuations in specific markets; potential difficulties in enforcing contracts, protecting assets, including intellectual property, and collecting receivables in certain foreign jurisdictions; and difficulties and costs of staffing, managing and accounting for foreign operations.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, and to coordinate our sales activities across all of our products and services. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins and similar disruptions affecting the global internet. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our financial condition, results of operations and cash flows.

The occurrence of one or more natural disasters or acts of terrorism could adversely affect our operations and financial performance.

The occurrence of one or more natural disasters or acts of terrorism could result in physical damage to one or more of our properties, the temporary closure of stores or distribution centers, the temporary lack of an adequate work force in a market, the temporary or long term disruption in the supply of products from some local suppliers, the temporary disruption in the delivery of goods to our distribution centers, the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers.

If one or more natural disasters or acts of terrorism were to impact our business, we could, among other things, incur significantly higher costs and longer lead times associated with distributing products to stores. Furthermore, insurance costs associated with our business may rise significantly in the event of a large scale natural disaster or act of terrorism.

Risks Relating to Our Substantial Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future and our ability to react to changes in our business.

In connection with our separation from Alberto-Culver, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings and which was, prior to our separation from Alberto-Culver, a wholly-owned subsidiary of Alberto-Culver, incurred approximately $1.85 billion in debt. As of September 30, 2006, on a pro forma basis, we would have had an aggregate principal amount of approximately $1.85 billion of outstanding debt and a total debt to equity ratio of 1.84:1.00.

Our substantial debt could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, acquisitions or general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, capital expenditures and other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations because a portion of our borrowings are at variable rates of interest, including borrowings under our senior secured term loan facilities and our asset-backed senior secured loan facility, which we refer to collectively as the senior secured credit facilities;

•	place us at a competitive disadvantage compared to our competitors with proportionately less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;

•	limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase; and

•	limit our flexibility to adjust to changing market conditions and ability to withstand competitive pressures, or prevent us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business.

Any of the foregoing impacts of our substantial indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantially more debt, including secured debt. This could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of September 30, 2006, on a pro forma basis, our senior credit facilities, would have provided us commitments for additional borrowings of up to approximately $330 million under the asset-backed senior secured loan ABL facility, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we now face would increase and we may not be able to meet all our debt obligations. In addition, the agreements governing our senior credit facilities as well as the indentures governing our senior notes and senior subordinated notes, which we refer to collectively as the notes, do not prevent us from incurring obligations that do not constitute indebtedness.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

The senior secured term loan facilities, which we refer to as the senior term loans, contain covenants that, among other things, restrict Sally Holdings’ and its subsidiaries’ ability to:

•	dispose of assets;

•	incur additional indebtedness (including guarantees of additional indebtedness);

•	pay dividends, repurchase stock or make other distributions;

•	prepay certain other debt or amend specific debt agreements;

•	create liens on assets;

•	make investments (including joint ventures);

•	engage in mergers, consolidations or sales of all or substantially all of Sally Holdings’ assets;

•	engage in certain transactions with affiliates; and

•	permit restrictions on Sally Holdings’ subsidiaries ability to pay dividends.

The asset-backed senior secured loan facility, which we refer to as the ABL facility, contains covenants that, among other things, restrict Sally Holdings’ and its subsidiaries’ ability to:

•	change their line of business;

•	amend specific debt agreements;

•	engage in certain mergers, consolidations and transfers of substantially all assets;

•	make certain acquisitions, make certain dividends, distributions and stock repurchases and prepay certain debt, in each case to the extent any such transaction would reduce availability under the ABL facility below a specified amount; and

•	change the fiscal year of Sally Holdings or its direct parent.

The senior term loans contain a requirement that Sally Holdings not exceed a maximum ratio of net senior secured debt to consolidated EBITDA (as those terms are defined in the relevant credit agreement). In addition, if Sally Holdings fails to maintain a specified minimum level of borrowing capacity under the ABL facility, it will then be obligated to maintain a specified fixed-charge coverage ratio. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

The indentures governing the notes, also contain restrictive covenants that, among other things, limit our ability and the ability of Sally Holdings and its restricted subsidiaries to:

•	dispose of assets;

•	incur additional indebtedness (including guarantees of additional indebtedness);

•	pay dividends, repurchase stock or make other distributions;

•	prepay subordinated debt;

•	create liens on assets (which, in the case of the senior subordinated notes, would be limited in applicability to liens securing pari passu or subordinated indebtedness);

•	make investments (including joint ventures);

•	engage in mergers, consolidations or sales of all or substantially all of Sally Holdings’ assets;

•	engage in certain transactions with affiliates; and

•	permit restrictions on Sally Holdings’ subsidiaries ability to pay dividends.

The restrictions in the indentures governing our notes and the terms of our senior credit facilities may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that our subsidiaries who are borrowers under these agreements will be granted waivers or amendments to these agreements if for any reason they are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in the senior credit facilities and the indentures for the notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either the senior credit facilities or the indentures that would permit the applicable lenders or note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the senior credit facilities, could proceed against the collateral securing the debt. In any such case, our subsidiaries may be unable to borrow under the senior credit facilities and may not be able to repay the amounts due under the senior credit facilities and the notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to service all of our debt and our ability to refinance all or a portion of our indebtedness or obtain additional financing depend on many factors beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control, described under “—Risks Relating to Our Business” above.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior credit facilities and the indentures governing the notes will restrict our ability to dispose of assets and use the proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including under our senior credit facilities, bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

Risks Relating to the Tax Treatment of Our Separation from Alberto-Culver and Relating To Our Largest Stockholder

If the share distribution of Alberto-Culver common stock in the transaction separating our company from Alberto-Culver did not constitute a tax-free distribution under Section 355 of the Internal Revenue Code, then we may be responsible for payment of significant U.S. federal income taxes.

The following discussion describes the risk that the share distribution of Alberto-Culver common stock in the transaction separating our company from Alberto-Culver may have triggered significant tax liabilities for us.

In connection with the share distribution of Alberto-Culver common stock in the separation, we received (i) a private letter ruling from the Internal Revenue Service and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Internal Revenue Code. The private letter ruling and the opinion of counsel were based, in part, on assumptions and representations as to factual matters made by, among others, Alberto-Culver, us and representatives of Mrs. Carol L. Bernick, Mr. Leonard H. Lavin and certain of our other stockholders to whom we refer as the Lavin family stockholders, as requested by the Internal Revenue Service or counsel, which, if incorrect, could jeopardize the conclusions reached by the Internal Revenue Service and counsel. The private letter ruling also did not address certain material legal issues that could affect its conclusions, and reserved the right of the Internal Revenue Service to raise such issues upon a subsequent audit. Opinions of counsel neither bind the Internal Revenue Service or any court, nor preclude the Internal Revenue Service from adopting a contrary position.

If the Alberto-Culver share distribution were not to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, we would recognize taxable gain equal to the excess of the fair market value of the Alberto-Culver common stock distributed to our stockholders over our tax basis in the Alberto-Culver common stock.

Even if the Alberto-Culver share distribution otherwise qualified as a tax-free distribution under Section 355 of the Internal Revenue Code, it would result in significant U.S. federal income tax liabilities to us if there is an acquisition of our stock or stock of Alberto-Culver as part of a plan or series of related transactions that includes the Alberto-Culver share distribution and that results in an acquisition of 50% or more of Alberto-Culver’s or our outstanding common stock.

In the event that we recognize a taxable gain in connection with the Alberto-Culver share distribution (either (i) because the Alberto-Culver share distribution did not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code or (ii) because of an acquisition of 50% or more of Alberto-Culver or our outstanding common stock as part of a plan or series of related transactions that includes the Alberto-Culver share distribution), the taxable gain recognized by us would result in significant U.S. federal income tax liabilities to us. Under the Internal Revenue Code, we would be primarily liable for these taxes (for which Alberto-Culver may be required to indemnify us under the tax allocation agreement, and there can be no assurance that Alberto-Culver would be able to fulfill its obligations under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder).

For purposes of determining whether the distribution of Alberto-Culver common stock to our stockholders in connection with the Alberto-Culver share distribution is disqualified as tax-free to us under the rules described in the second preceding paragraph, any acquisitions of our stock or the stock of Alberto-Culver within two years before or after the Alberto-Culver share distribution are presumed to be part of a plan, although the parties may be able to rebut that presumption. For purposes of this test, the acquisition by CDR investors, of 48% of our outstanding common stock on an undiluted basis that occurred in connection with our separation from Alberto-Culver will be treated as part of such a plan or series of transactions. Thus, a relatively minor additional change in the ownership of our common stock could trigger a significant tax liability for us under Section 355 of the Internal Revenue Code.

The process for determining whether a prohibited change in control has occurred under the rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If Alberto-Culver does not carefully monitor its, or we do not carefully monitor our, compliance with these rules, this might inadvertently cause or permit a prohibited change in the ownership of us or of Alberto-Culver to occur, thereby triggering Alberto-Culver’s or our respective obligations to indemnify the other pursuant to the tax allocation agreement, which would have a material adverse effect on us and/or Alberto-Culver. We will be primarily liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its obligations under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder. In addition, these mutual indemnity obligations could discourage or prevent a third party from making a proposal to acquire us.

Actions taken by the Lavin family stockholders or by the CDR investors could adversely affect the tax-free nature of the share distribution of Alberto-Culver common stock in connection with the transactions separating our company from Alberto-Culver.

Sales and/or acquisitions by the Lavin family stockholders of our common stock or Alberto-Culver common stock may adversely affect the tax-free nature of the share distribution of Alberto-Culver common stock in the transaction separating our company from Alberto-Culver. First, with certain exceptions, sales by the Lavin family stockholders of our common stock or Alberto-Culver common stock at any time after the separation transaction might be considered evidence that the share distribution was used principally as a device for the distribution of earnings and profits, particularly if the selling stockholder were found to have an intent to effect such sale at the time of the share distribution. If the Internal Revenue Service successfully asserted that the share distribution was used principally as such a device, the share distribution would not qualify as a tax-free distribution, and thus would be taxable to us. Second, with certain exceptions, if any of the Lavin family stockholders were to sell an amount of our common stock that it received in connection with the separation transaction (or to acquire additional shares of our common stock) within the two year period following completion of the Alberto-Culver share distribution, and that amount of stock, if added to the common stock comprising approximately 48% of our outstanding common stock on an undiluted basis that was acquired by CDR investors were to equal or exceed 50% of our outstanding common stock, as determined under the Internal Revenue Code and applicable Treasury regulations, a deemed acquisition of control of us in connection with the Alberto-Culver share distribution would be presumed. If this presumption were not rebutted, we would be subject to significant U.S. federal income tax liabilities, which, if not reimbursed by Alberto-Culver, would have a material adverse effect on us. Similarly, acquisitions by the CDR investors or their affiliates of our common stock may cause a deemed acquisition of control of us in connection with the Alberto-Culver share distribution.

We are affected by significant restrictions on our ability to issue equity securities following completion of the transactions separating our company from Alberto-Culver.

Because of certain limitations imposed by the Internal Revenue Code and regulations thereunder, the amount of equity that we can issue to make acquisitions or raise additional capital is severely limited and will continue to be so for at least two years following completion of the transactions separating us from Alberto-Culver. These limitations may restrict our ability to carry out our business objectives and to take advantage of opportunities that could be favorable to our business. In addition, because we, through our subsidiaries, incurred approximately $1.85 billion in debt in connection with those transactions, and the instruments governing our indebtedness contain limits on our ability to incur additional debt, our inability to raise even a small amount of equity capital at a time when we need additional capital could have a material adverse effect on our ability to service our debt and operate our business.

The voting power of our largest stockholder may discourage third party acquisitions of us at a premium.

CDRS, our largest stockholder, owns approximately 48% of our outstanding common stock on an undiluted basis. Pursuant to the stockholders agreement entered into by us, the CDR investors and the Lavin family stockholders, which we refer to as the stockholders agreement, CDRS has designated five of our initial eleven directors, as well as the Chairman of the Board, and CDRS’ rights to nominate certain numbers of directors will continue so long as it owns specified percentages of our common stock. The CDR investors’ ownership of our common stock may have the effect of discouraging offers to acquire control of us and may preclude holders of our common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of us.

The interests of our largest stockholder may differ from the interests of other holders of our common stock.

CDRS owns approximately 48% of our outstanding common stock on an undiluted basis. The interests of CDRS may differ from those of other holders of our common stock in material respects. For example, CDRS may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its overall equity portfolio, even though such transactions might involve risks to holders of our common stock. The manager of CDRS’ ultimate parent is in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of our customers. Additionally, CDRS may determine that the disposition of some or all of its interests in us would be beneficial to it at a time when such disposition could be detrimental to the other holders of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our store and warehouse locations are leased and our corporate headquarters and four warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and globally, as of September 30, 2006:

		Beauty Systems Group
Location	Sally Beauty Supply	Company-Owned	Franchise

United States	2,181	588	138
International:
Puerto Rico	32	—	—
United Kingdom	188	—	—
Canada	9	70	—
Japan	32	—	—
Germany	27	—	—
Mexico	40	—	32
Ireland	2	—	—

Total International	330	70	32

Total Store Count	2,511	658	170

The following table provides locations for significant offices and warehouses and our corporate headquarters, as of September 30, 2006:

Location	Type of Facility	Business Segment

Company-Owned Properties:
Columbus, Ohio	Warehouse	(1)
Denton, Texas	Corporate Headquarters	(1	)(2)
Denton, Texas	Warehouse	(1	)(2)
Jacksonville, Florida	Warehouse	(1)
Reno, Nevada	Warehouse	(1)
Leased Properties:
Austin, Texas	Office, Warehouse	(2)
Benicia, California	Office, Warehouse	(2)
Blackburn, Lancashire, England	Warehouse	(1)
Calgary, Alberta, Canada	Office, Warehouse	(2)
Chatsworth, California	Office, Warehouse	(2)
Greenville, Ohio	Office, Warehouse	(2)
Macedonia, Ohio	Office	(2)
Mississauga, Ontario, Canada	Office, Warehouse	(2)
Reading, Berkshire, England	Office	(1)
Spartanburg, South Carolina	Office, Warehouse	(2)
Aylesbury, Buckinghamshire, England	Office, Warehouse	(2)
Monterrey, Nuevo Leon, Mexico	Office, Warehouse	(1)

(1)	Sally Beauty Supply

(2)	BSG

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending against us or our subsidiaries, as of September 30, 2006. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

We are subject to a number of U.S., federal, state and local laws and regulations, as well as the laws and regulations applicable in each other market in which we do business. These laws and regulations govern, among other things, the composition, packaging, labeling and safety of the products we sell and the methods we use to sell these products. We believe that we are in material compliance with such laws and regulations, although no assurance can be provided that this will remain true going forward.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The New York Stock Exchange, Inc. or the NYSE under the symbol “SBH.” When-issued trading of our common stock commenced on November 13, 2006 and regular-way trading of our common stock commenced on November 17, 2006, the day after our separation from Alberto-Culver. Prior to when-issued trading of our common stock on November 13, 2006, there was no established public trading market for our common stock.

As of December 14, 2006, there were 1,731 stockholders of record of our common stock and the closing price of our stock as reported by the NYSE was $9.89.

Dividends

In connection with our separation from Alberto-Culver, on November 16, 2006, we distributed: (i) a share of common stock of New Aristotle Holdings, Inc. (subsequently renamed Alberto-Culver Company) and (ii) a special cash dividend of $25.00 to Alberto-Culver stockholders for each share of our common stock held as of the record date of the separation. Other than the distributions described above, we have not declared or paid dividends at any time prior to the date of this report.

We currently anticipate that we will retain future earnings to support our growth strategy or to repay outstanding debt. We do not anticipate paying regular cash dividends on our common stock in the foreseeable future. Any payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions. We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Further, the terms of our subsidiaries’ debt agreements significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. Finally, we and our subsidiaries may be able to incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data of Sally Holdings, Inc. and its consolidated subsidiaries for the five years ended September 30, 2006 (in thousands). Sally Holdings, Inc. was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” and became an indirect wholly owned subsidiary of our company in connection with the separation of our business from Alberto-Culver. Our company, Sally Beauty Holdings, Inc., was formed on June 16, 2006 in connection with the separation of our business from Alberto-Culver Company.

	Fiscal Year Ended September 30,
	2006		2005		2004		2003	2002

Results of operations information:
Net sales	$2,373,100		$2,254,307		$2,097,667		$1,824,008	$1,667,052
Cost of products sold and distribution expenses	1,286,329		1,227,307		1,146,814		1,016,941	952,096

Gross profit	1,086,771		1,027,000		950,853		807,067	714,956
Selling, general and administrative expenses	822,695		789,447		711,208		597,175	527,971
Corporate charges from Alberto-Culver	42,400		40,921		42,990		39,827	30,896
Non-cash charge related to Alberto-Culver’s conversion to one class of common stock	—		4,051		27,036		—	—
Transaction expenses	41,475		—		—		—	—

Total operating earnings	180,201		192,581		169,619		170,065	156,089
Interest expense, net of interest income	92		2,966		2,250		347	1,279

Earnings before provision for income taxes	180,109(a	)	189,615(b	)	167,369(c	)	169,718	154,810
Provision for income taxes	69,916(a	)	73,154(b	)	62,059(c	)	62,205	57,026

Net earnings	$110,193(a	)	$116,461(b	)	$105,310(c	)	$107,513	$97,784

Operating data:
Number of retail stores (end of period):
Sally Beauty Supply	2,511		2,419		2,355		2,272	2,177
Beauty Systems Group	828		822		692		543	535

Total	3,339		3,241		3,047		2,815	2,712
Professional distributor sales consultants (end of period)	1,192		1,244		1,167		989	930
Comparable store sales growth(d):
Sally Beauty Supply	2.4%		2.4%		3.8%		2.7%	5.7%
Beauty Systems Group	4.1%		(0.6%	)	8.5%		4.6%	4.4%
Consolidated	2.8%		1.8%		4.6%		3.8%	5.5%
Financial condition information (at period end):
Working capital	$479,107		$382,482		$377,708		$383,643	$300,585
Cash, cash equivalents and short-term investments	107,571		38,612		68,003		118,214	71,497
Property, plant and equipment, net	142,735		149,354		125,810		93,691	81,497
Total assets	1,338,841		1,225,507		1,102,428		932,163	838,724
Long-term debt, including notes payable to affiliated companies	621		18,828		34,872		24,173	12,747
Stockholder’s equity	$1,005,967		$900,296		$786,163		$678,166	$575,868

Earnings per share, book value per share and cash dividends per share are not presented, as Alberto-Culver owned all shares issued and outstanding as of September 30, 2006.

(a)	Effective October 1, 2005, Sally Holdings adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123(R). As a result, Sally Holdings recorded stock option expense for the twelve months ended September 30, 2006 that reduced earnings before provision for income taxes by $5.2 million, provision for income taxes by $1.8 million and net earnings by $3.4 million. In accordance with the modified prospective method under SFAS No. 123(R), the financial statements of Sally Holdings for prior periods have not been restated. Fiscal year 2006 also includes transaction expenses, which reduced earnings before provision for income taxes by $41.5 million, provision for income taxes by $14.3 million and net earnings by $27.2 million. In total, these two non-core items reduced earnings before provision for income taxes by $46.7 million, provision for income taxes by $16.1 million and net earnings by $30.6 million.

(b)	Fiscal year 2005 includes a non-cash charge related to Alberto-Culver’s conversion to one class of common stock. For the full fiscal year 2005, this non-cash charge reduced earnings before provision for income taxes by $4.1 million, provision for income taxes by $1.5 million and net earnings by $2.6 million.

(c)	Fiscal year 2004 includes a non-cash charge related to Alberto-Culver’s conversion to one class of common stock which reduced earnings before provision for income taxes by $27.0 million, provision for income taxes by $9.4 million and net earnings by $17.6 million.

(d)	Comparable stores are defined as company-owned stores that have been open for at least 14 months as of the last day of a month.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of the operations and financial condition of Sally Holdings, Inc. and its consolidated subsidiaries, as of and for the fiscal years ended September 30, 2006, 2005 and 2004. Sally Holdings, Inc. was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” and became an indirect wholly owned subsidiary of our company in connection with the separation of our business from Alberto-Culver. Sally Beauty Holdings, Inc. was formed on June 16, 2006 in connection with the separation of our business from Alberto-Culver Company. This section should be read in conjunction with the audited consolidated financial statements of Sally Holdings, Inc. and the related notes included elsewhere in this annual report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Sally Holdings contains forward-looking statements. See “—Forward-Looking Statements” below for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the United States based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 3,169 stores and supplied 170 franchised stores in North America as well as selected European countries and Japan, as of September 30, 2006. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,200 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and private label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the year ended September 30, 2006, our net sales and operating earnings were $2,373.1 million and $180.2 million, respectively.

Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2006, Sally Beauty Supply operated 2,511 retail stores, 2,181 in the U.S. and the remainder in the United Kingdom, Canada, Puerto Rico, Mexico, Japan, Ireland and Germany. Sally Beauty Supply stores average 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 5,400 and 7,400 SKU’s of beauty products, includes products for hair care, nail care, beauty sundries and appliances, targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon, Conair and L’Oreal, as well as an extensive selection of private label merchandise. For the year ended September 30, 2006, Sally Beauty Supply’s net sales and segment operating profit were $1,419.3 million and $188.8 million, respectively, representing 59.8% and 73.8% of consolidated net sales and segment operating profit, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of September 30, 2006, BSG operated 658 company-owned stores, supplied 170 franchised stores and had a sales force of approximately 1,200 professional distributor sales consultants selling exclusively to salons and salon professionals in 43 U.S. states and portions of Canada, Mexico and certain European countries. BSG stores average 2,800 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon market. The product selection in BSG stores, ranging between 3,700 and 9,500 SKUs of beauty products, includes hair care, nail care, beauty sundries and appliances targeting salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the year ended September 30, 2006, BSG’s net sales and segment operating profit were $953.8 million and $66.9 million, respectively, representing 40.2% and 26.2% of consolidated net sales and segment operating profit, respectively.

Market and Industry Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in hair color, hair loss prevention and hair styling products. We believe the following key industry trends and characteristics will influence our business going forward:

•	High level of customer fragmentation. The U.S. salon market is highly fragmented with over 230,000 salons in the U.S. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

•	Growth in booth renting. Booth renters are responsible for purchasing their own supplies. Historically, booth renters have significantly increased as a percentage of total salon professionals and we expect this trend to continue. Given their smaller individual purchases and relative lack of financial resources, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like BSG and Sally Beauty Supply.

•	Frequent re-stocking needs. Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons. These factors are key to driving demand for conveniently located professional beauty supply stores.

•	Continuing consolidation. There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and retail footprint. We also believe that we are well-positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor / retail level. However, changes often occur in our relationships with suppliers that can materially affect the net sales and operating profits of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures.

•	High level of competition. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional cash-and-carry beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the Internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products.

•	Favorable demographic and consumer trends. The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair- loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products.

Relationships With Suppliers

Most of the net sales of Sally Beauty Supply and BSG are generated through retail stores with respect to the Sally Beauty Supply business and both professional only stores and professional distribution sales consultants with respect to the BSG business. In addition, BSG has a number of franchisees located primarily in the south and southwestern portions of the United States and in Mexico, which buy products directly from BSG for resale in their assigned territories. A very small percentage of sales are generated through sub-distributors (primarily in Europe), which also buy products directly from BSG for resale in their assigned territories. Sally Beauty Supply / BSG and their suppliers are dependent on each other for the distribution of beauty products. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. For example, as discussed in “Risk Factors,—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us, our net sales and operating profits were negatively affected in fiscal year 2005 by the decision of certain suppliers of the BSG business to begin selling their products directly to salons in most markets. Subsequently, in fiscal year 2006 one of those suppliers agreed to have BSG, once again, sell its product lines in BSG stores.

On December 19, 2006, we announced that (1) BSG, other than its Armstrong-McCall division, will not retain its rights to distribute the professional products of L’Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG currently has distribution rights, and (2) BSG’s Armstrong McCall division will not retain the rights to distribute Redken professional products through distributor sales consultants or its stores. In replacement of these rights, BSG entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG will have non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. Armstrong McCall will retain its exclusive rights to distribute Matrix professional products in its territories. We expect the impact of the loss of BSG’s exclusive rights to distribute L’Oreal professional products in BSG stores and by its distributor sales consultants to negatively impact our consolidated revenue by approximately $110 million during the last nine months of our 2007 fiscal year. This number includes anticipated ancillary impact on revenue from other products that may be indirectly affected by these developments.

We believe that we can mitigate some of the negative impact resulting from unfavorable changes in our relationship with L’Oreal by taking the following steps: (i) BSG intends to begin marketing certain product lines that were previously unavailable through its outlets and also to expand existing product lines in new territories; (ii) BSG will be exploring ways to maximize the efficiency of its structure to mitigate the impact of these developments; (iii) BSG will encourage, through financial incentives, the retention of distributor sales consultants needed to effect the new business plan; (iv) BSG expects to shift a portion of its L’Oreal distribution business into stores, and (v) BSG intends to continue expanding its business into underserved geographic areas, including Florida.

Recent Acquisitions

We made three significant acquisitions during the last three fiscal years. In December 2004, we acquired several commonly-owned full-service distributors of professional beauty products doing business under various brand names, including “CosmoProf”, for an aggregate purchase price of $91.2 million. This acquisition opened the Los Angeles, California and Hawaii markets to BSG, as well as strengthened its position in the Pacific Northwest. In December, 2003, we acquired substantially all of the assets of West Coast Beauty Supply, a full-service distributor of professional beauty products based in Benicia, California, for an aggregate purchase price of $139.3 million. These acquisitions expanded the geographic area served by BSG into the western United States and moved us closer to our goal of making BSG a nationwide full-service distributor.

In addition, during June 2006, we acquired Salon Success, a U.K. based distributor of professional beauty products in order to expand BSG’s presence in the U.K. and expand the geographic area served by BSG into other portions of Europe. This acquisition enabled BSG to enter new markets in Europe, including the U.K., Spain and the Netherlands and to expand its operations in Florida. The total purchase price at September 30, 2006 was $22.2 million. Approximately $1.8 million of the estimated purchase price will be paid in equal annual amounts over the three years following the closing of the acquisition. In accordance with the purchase agreement, additional consideration of up to $2.1 million may be paid over the same three-year period based on sales to a specific customer.

Our Separation from Alberto-Culver

Our business historically constituted two operating segments within the consolidated financial statements of Alberto-Culver. On November 16, 2006, we separated from Alberto-Culver, pursuant to the Investment Agreement, dated as of June 19, 2006, as amended, among us, Alberto-Culver, CDRS and others, which we refer to as the investment agreement. As a result of the separation, (i) we own and operate the Sally Beauty Supply and BSG distribution businesses that were owned and operated by Alberto-Culver prior to the separation, (ii) at the closing of the separation transaction, the stockholders of Alberto-Culver prior to the separation became the beneficial owners of approximately 52% of our outstanding common stock on an undiluted basis and the CDR investors, who in the aggregate invested $575 million in our company, received an equity interest representing approximately 48% of our outstanding common stock on an undiluted basis and (iii) Alberto-Culver continues to own and operate its consumer products business.

In addition, on November 16, 2006, in connection with our separation from Alberto-Culver:

•	Sally Holdings and certain of our other subsidiaries incurred approximately $1,850 million of indebtedness, including (i) $1,070.0 million by drawing on its two senior term loan facilities, (ii) $70.0 million by drawing on its ABL facility and (iii) $710 million from the issuance of $430.0 million of senior notes and $280.0 million of senior subordinated notes;

•	We used approximately $2,342 million, a substantial portion of the proceeds of the investment by the CDR investors and the debt incurrence, to pay a $25.00 per share special cash dividend to holders of record of our common stock, who were Alberto-Culver shareholders as of the record date for the separation transactions.

Alberto-Culver treated our separation from it as though it constituted a change in control for all employees and directors under its equity and incentive compensation plans and as a change in control for our employees under its deferred compensation plan. Accordingly, options to purchase Alberto-Culver common stock issued under Alberto-Culver equity compensation plans outstanding as of the completion of the separation and held by our employees and John A. Miller, who was a non-employee director of Alberto-Culver prior to the separation and is a member of our Board of Directors, became fully exercisable options to purchase our common stock. Restrictions on restricted stock issued under Alberto-Culver equity compensation plans prior to completion of the separation, including restricted stock held by executive officers of Alberto-Culver, lapsed on November 16, 2006. We estimate to record a one-time charge of $5.3 million during the first quarter of fiscal year 2007 for the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for our employees vested over the original vesting periods.

On November 16, 2006, pursuant to the investment agreement, we paid a transaction fee of $30 million to Clayton, Dubilier & Rice, Inc., the manager of both Clayton, Dubilier & Rice Fund VII, L.P., the sole member of CDRS, and Parallel Fund. In addition, we paid CDRS a portion of the expenses it incurred in connection with its investment in our company and our separation from Alberto-Culver and will pay the remainder of CDRS’ expenses to it at a later date. Pursuant to the investment agreement, we also paid approximately $20.1 million to Alberto-Culver for its expenses incurred in connection with the separation. We also paid approximately an additional $48.4 million as fees for the debt financing incurred by our subsidiaries in connection with the separation. Transaction expenses and the expenses of Alberto-Culver that are allocated to us are being expensed by us during the first quarter ending December 31, 2006. A transaction cost analysis is being performed to identify expenses associated with the debt financing that will be deferred and amortized in future periods.

On November 16, 2006, pursuant to the terms of the separation agreement entered into in connection with our separation from Alberto-Culver, all of our and our subsidiaries’ cash, cash equivalents and short-term investments subsidiaries were transferred to Alberto-Culver other than $91.1 million, equal to the sum of $52.7 million plus an additional amount equal to $38.4 million, which is the sum of (i) an estimate of the amount needed to cover certain income taxes (as specified in the tax allocation agreement entered into in connection with our separation from Alberto-Culver), (ii) an amount determined pursuant to a formula intended to reflect the limitations placed on the number of our shares that the CDR investors were able to acquire without jeopardizing the intended tax-free nature of the share distribution of shares of Alberto-Culver common stock to our stockholders in connection with the separation, and (iii) unpaid balances on certain of our specified liabilities, minus other specified transaction costs. These amounts are subject to an adjustment as determined under the terms of the separation and tax allocation agreements. All intercompany receivables, payables and loans between us and our subsidiaries, on the one hand, and Alberto-Culver and its subsidiaries, on the other hand, other than those specifically designated in the separation agreement to survive following the separation, were canceled immediately prior to the time of the distributions we made on November 16, 2006, in connection with the separation. In addition, prior thereto, all intercompany agreements between us and our subsidiaries and Alberto-Culver and its subsidiaries terminated, other than certain agreements specifically designated in the separation agreement to survive following the separation.

In addition, upon completion of the separation, Michael H. Renzulli, former Chairman of Sally Holdings, terminated his employment with Alberto-Culver and us. We provided Mr. Renzulli with certain benefits primarily consisting of a lump-sum cash payment of $3.6 million within 30 days after completion of the separation. We are expensing the cash payment during the quarter ending December 31, 2006.

The senior term loan facilities are secured by substantially all of the assets of Sally Holdings and its subsidiaries. The senior term loan facilities may be prepaid at Sally Holdings’ option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% excess cash flow for any fiscal year unless a specified leverage ratio is met and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the asset-based lending credit facility.

The notes are unsecured obligations of Sally Holdings and its co-issuers and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each domestic subsidiary of Sally Holdings (other than the co-issuer), issuer of the notes. The senior notes and the senior subordinated notes carry optional redemption features whereby Sally Holdings has the option to redeem the notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest, and on or after November 15, 2010 and November 15, 2011, respectively, at par plus a premium declining ratably to par, plus accrued and unpaid interest.

Details of the debt issued on November 16, 2006 are as follows (dollars in thousands):

		Maturity dates	Interest
	Amount	(fiscal year)	rates

Revolving credit facilities	$70,000	2011	(i	)	PRIME and up to 0.50% or;
			(ii	)	LIBOR plus (1.0% to 1.50%)
Term loan A	150,000	2012	(i	)	PRIME plus (1.00% to 1.50%) or;
			(ii	)	LIBOR plus (2.00% to 2.50%)
Term loan B	920,000	2013	(i	)	PRIME plus (1.25% to 1.50%) or;
			(ii	)	LIBOR plus (2.25% to 2.50%)

Total	$1,140,000

Senior notes	$430,000	2014			9.25%
Senior subordinated notes	280,000	2016			10.50%

Total	$710,000

On November 17, 2006, and after giving effect to the conversion of the Class A common stock issued to the CDR investors into our common stock, we had 180,050,492 shares of common stock issued and outstanding, and our common stock commenced regular way trading on the NYSE under the symbol “SBH.”

On November 24, 2006, Sally Holdings entered into two interest rate swap agreements. See “Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk.”

References to our historical assets, liabilities, products, businesses or activities are generally intended to refer to the historical assets, liabilities, products, businesses or activities of Sally Holdings as a wholly-owned subsidiary of Alberto-Culver prior to the separation. The historical financial results of Sally Holdings as part of Alberto-Culver contained herein do not reflect what the financial results of Sally Holdings would have been had it been operated as a subsidiary of our company during the periods presented. See “Risk Factors—Risks Relating to Our Business.”

Other Significant Items

Termination of Spin/Merge Transaction with Regis Corporation

On January 10, 2006, Alberto-Culver entered into an agreement with Regis Corporation or Regis to merge Sally Holdings with a subsidiary of Regis in a tax-free transaction. Pursuant to the terms and conditions of the merger agreement, the business of Sally Holdings was to be spun off to Alberto-Culver’s stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger.

On April 5, 2006, Alberto-Culver provided notice to Regis that its board of directors had withdrawn its recommendation for stockholders to approve the transaction. Following Alberto-Culver’s notice to Regis, also on April 5, 2006, Regis provided notice to Alberto-Culver that it was terminating the merger agreement effective immediately.

In connection with the terminated spin/merge transaction with Regis and the transactions described in “—Other Significant Items,” Alberto-Culver and Sally Holdings incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, during the fourth quarter of fiscal year 2005 and fiscal year 2006. The total amount of transaction expenses, including the termination fee, incurred by Sally Holdings was approximately $41.5 million ($27.2 million after taxes) and was expensed by Sally Holdings during fiscal year 2006 in accordance with the terms of those transaction agreements.

Alberto-Culver’s Conversion to One Class of Common Stock

As a subsidiary of Alberto-Culver, we did not historically have our own employee stock option or restricted stock plans. However, certain employees of our business have been granted stock options and restricted shares under stock option plans and restricted stock plans of Alberto-Culver. On October 22, 2003, the Alberto-Culver board of directors approved the conversion of all of Alberto-Culver’s issued shares of Class A common stock into Class B common stock on a one share-for-one share basis in accordance with the terms of Alberto-Culver’s certificate of incorporation. The conversion became effective after the close of business on November 5, 2003. Following the conversion, all outstanding options to purchase shares of Alberto-Culver Class A common stock became options to purchase an equal number of shares of Alberto-Culver Class B common stock. On January 22, 2004, Alberto-Culver redesignated its Class B common stock to “common stock.”

Prior to October 1, 2005, Sally Holdings accounted for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under these rules, Alberto-Culver’s conversion to one class of common stock required Sally Holdings to recognize non-cash charges from the remeasurement of the intrinsic value of all Alberto-Culver Class A stock options outstanding on the conversion date that were issued to our employees. A portion of the non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares was being recognized over the remaining vesting periods. As a result, Sally Holdings recorded non-cash charges against pre-tax earnings of $31.1 million, of which $27.0 million ($17.6 million after taxes) was recognized in fiscal year 2004 and $4.1 million ($2.6 million after taxes) was recognized in fiscal year 2005. The non-cash charges reduced earnings before provision for income taxes, provision for income taxes and net earnings. No portion of the non-cash charges related to cost of products sold and distribution expenses. The net balance sheet effects of the options remeasurement increased total stockholders’ equity by $9.4 million in fiscal year 2004 and $1.5 million in fiscal year 2005, and resulted in the recognition of deferred tax assets of the same amounts. Effective October 1, 2005, Sally Holdings adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), Share-Based Payment, pertaining to the expensing of stock options. The amount of the non-cash charge related to Alberto-Culver’s conversion to one class of common stock affecting the fiscal year ended September 30, 2006, calculated in accordance with SFAS No. 123 (R), was nearly zero and will be nearly zero in future periods.

Lease Accounting

In February 2005, the Securities and Exchange Commission (SEC) issued a letter expressing its interpretation of certain lease accounting issues relating to the amortization of leasehold improvements, the recognition of rent expense when leases have free rent periods and allowances received by tenants for leasehold improvements. As a result of a review of its historical lease accounting practices, Sally Holdings identified certain deviations to these interpretations and recorded a pre-tax, non-cash charge in the second quarter of fiscal year 2005 of $1.9 million ($1.2 million after taxes). In addition, net leasehold improvements increased by $0.8 million for the unamortized balance of tenant allowances and a deferred liability of $2.7 million was recorded in other liabilities for both of these adjustments.

Stock-Based Compensation

As a subsidiary of Alberto-Culver, we did not historically have our own employee stock option or restricted stock plans; however, certain employees of our company were granted Alberto-Culver stock options and restricted shares under plans of Alberto-Culver. Prior to fiscal year 2006, SFAS No. 123, Accounting for Stock-Based Compensation, required either the adoption of a fair value based method of accounting for stock-based compensation or the continuance of the intrinsic value method with pro-forma disclosures as if the fair value method was adopted. Sally Holdings elected to measure stock-based compensation expense using the intrinsic value method prescribed by APB Opinion No. 25, and, accordingly, no compensation cost related to stock options had been recognized in the consolidated statements of earnings, except for the non-cash charge related to Alberto-Culver’s conversion to one class of common stock.

Effective October 1, 2005, Sally Holdings adopted SFAS No. 123 (R) using the modified prospective method. Under this method, compensation expense related to Alberto-Culver stock options granted to employees of our business is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated.

For fiscal year 2006, we recorded stock option expense that reduced earnings before provision for income taxes by $5.2 million, provision for income taxes by $1.8 million and net earnings by $3.4 million. The expense recorded in the first quarter of fiscal year 2006 included the immediate expensing of the fair value of stock options granted during the quarter to employees of our business who had already met the definition of retirement under the Alberto-Culver stock option plan. Stock option expense is included in selling, general and administrative expenses in the consolidated statement of earnings. The net balance sheet effect of recognizing stock option expense increased total stockholder’s equity by $1.8 million for fiscal year 2006 and resulted in the recognition of deferred tax assets of the same amount. Our consolidated statement of cash flows for fiscal year 2006 reflects $0.6 million of excess tax benefits from employee exercises of Alberto-Culver stock options as financing cash inflow in accordance with the provisions of SFAS No. 123 (R) which became effective October 1, 2005. For fiscal years 2005 and 2004, our consolidated statements of cash flows reflect $1.2 million and $10.8 million, respectively, of excess tax benefits from employee exercises of Alberto-Culver stock options as operating cash inflows. As of September 30, 2006, we had $4.6 million of unrecognized compensation cost related to Alberto-Culver stock options issued to employees of our business that was expected to be recognized over a weighted average period of 2.0 years, and $1.0 million of unearned compensation related to restricted shares that was expected to be amortized to expense over a weighted average period of 3.8 years. In connection with the closing of the transactions separating us from Alberto-Culver, we will record a charge in the first quarter of fiscal year 2007 equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options vested over the original vesting periods, of approximately $4.3 million and $0.9 million, respectively, and $0.1 million related to a restricted stock bonus.

For the fiscal years in the three-year period ended September 30, 2005 and for the quarter ended December 31, 2006, we reported translation gains of approximately $3.5 million in the aggregate on an intercompany note to an affiliated company as a component of other comprehensive income. We have subsequently determined that, for our Company on a stand-alone basis, this amount is properly reported as a transaction gain within operating earnings. As a result, in this report and the financial statements included herein we have increased pre-tax earnings for the fiscal year ended September 30, 2006 by approximately $3.5 million ($2.3 million after taxes).

Results of Operations

The following table shows the results of operations of our business for the fiscal years ended September 30, 2006, 2005 and 2004, expressed as a percentage of net sales for the respective periods:

	Year Ended September 30,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	54.2%	54.4%	54.7%

Gross profit	45.8%	45.6%	45.3%

Total other costs and expenses	38.2%	37.1%	37.2%

Operating earnings	7.6%	8.5%	8.1%
Interest expense, net	0.0%	0.1%	0.1%

Earnings before provision for income taxes	7.6%	8.4%	8.0%
Provision for income taxes	3.0%	3.2%	3.0%

Net earnings	4.6%	5.2%	5.0%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Year Ended September 30,
	2006	2005	2004

Net sales:
Sally Beauty Supply	$1,419,332	$1,358,899	$1,296,057
Beauty Systems Group	953,768	895,408	801,610

	$2,373,100	$2,254,307	$2,097,667

Gross Profit	$1,086,771	$1,027,000	$950,853
Gross profit margin	45.8%	45.6%	45.3%
Selling, general and administrative expenses	$822,695	$789,447	$711,208

Operating earnings:
Sally Beauty Supply	$188,786	$168,663	$151,811
Beauty Systems Group	66,928	55,584	70,895

Segment operating profit	255,714	224,247	222,706
Unallocated sales based service fee	(28,852)	(27,615)	(26,051)
Stock option expense	(5,186)	—	—
Non-cash charge related to Alberto-Culver’s conversion to one class of common stock	—	(4,051)	(27,036)
Transaction expenses	(41,475)	—	—

	$180,201	$192,581	$169,619

Segment operating profit margin:
Sally Beauty Supply	13.3%	12.4%	11.7%
Beauty Systems Group	7.0%	6.2%	8.8%
Consolidated operating profit margin	7.6%	8.5%	8.1%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	2,511	2,419	2,355
Beauty Systems Group	828	822	692

	3,339	3,241	3,047

Comparable store sales growth(1)
Sally Beauty Supply	2.4%	2.4%	3.8%
Beauty Systems Group	4.1%	(0.6)%	8.5%
Consolidated	2.8%	1.8%	4.6%

(1)	Comparable stores are defined as company-owned stores that have been open for at least 14 months as of the last day of a month.

Description of Revenues and Expenses

Net Sales.  Our net sales consist primarily of the following:

•	Sally Beauty Supply. Sally Beauty Supply generates net sales primarily by selling products through its stores to both professional and retail customers. Various factors influence Sally Beauty Supply’s net sales including local competition, product assortment and availability, price, hours of operation and marketing and promotional activity. Sally Beauty Supply’s product assortment and sales are not seasonal in nature.

•	Beauty Systems Group. BSG generates net sales by selling products to salon professionals and independent stylists through company-owned and franchised stores as well as through its network of professional distributor sales consultants. Various factors influence BSG’s net sales, including product breadth and availability, competitive activity, relationships with suppliers, new product introductions and price. BSG’s product assortment and sales are not seasonal in nature.

Cost of Products Sold and Distribution Expenses.  Cost of products sold and distribution expenses consist of the cost to purchase merchandise from suppliers, less rebates and allowances, and certain overhead expenses including purchasing costs, freight from distribution centers to stores and handling costs in the distribution centers. Cost of products sold and distribution expenses are also affected by store inventory shrinkage, which represents products that are lost, stolen or damaged at the store level.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of store personnel costs, commissions paid to professional distributor sales consultants, benefits, utilities, property maintenance, advertising, rent, insurance, freight and distribution expenses for delivery to customers and administrative costs.

Corporate Charges from Alberto-Culver.  Historically, Alberto-Culver and its affiliates performed certain administrative services for our business. In addition, certain of our subsidiaries had entered into consulting, business development, management and advisory services agreements with Alberto-Culver. Corporate charges from Alberto-Culver represent charges for these services based on an allocation of specific services and a sales-based service fee. Following the closing of the transactions separating us from Alberto-Culver, the arrangements giving rise to the corporate charges from Alberto-Culver were terminated and the related charges have ceased.

Comparison of the Years Ended September 30, 2006 and 2005

Net Sales

Consolidated net sales increased $118.8 million, or 5.3%, to $2,373.1 million for the year ended September 30, 2006 compared to $2,254.3 million for the same period in 2005. This increase was primarily the result of comparable store sales growth of 2.8%, the inclusion of a full reporting period for the CosmoProf business for the year ended September 30, 2006 which resulted in a 1.1% increase in net sales, the acquisition of Salon Success, which resulted in a 0.5% increase in net sales and the opening of new stores, including 98 net new stores opened during the year ended September 30, 2006. The CosmoProf business was acquired in the first quarter of fiscal 2005 and the Salon Success business was acquired during the third quarter of 2006.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $60.4 million, or 4.4%, to $1,419.3 million for the year ended September 30, 2006 compared to $1,358.9 million for the same period in 2005. Net sales increased primarily due to a 2.3% increase resulting from the opening of new stores, including 92 net new stores opened during the year ended September 30, 2006, and comparable store sales growth of 2.4%. These increases were partially offset by the effect of foreign exchange rates, which decreased net sales by 0.2%.

Beauty Systems Group.  Net sales for BSG increased $58.4 million, or 6.5%, to $953.8 million for the year ended September 30, 2006 compared to $895.4 million for the same period in 2005. This improvement in net sales resulted primarily from the inclusion of a full reporting period for the CosmoProf business for the year ended September 30, 2006, which provided 2.8 percentage points of the increase in net sales and the acquisition of Salon Success which provided 1.0% increase in net sales. The remaining increase was principally due to a 0.6% increase in net sales resulting from the opening of new stores, including 6 net new stores opened during the year ended September 30, 2006 (including franchised stores), comparable store sales growth of 4.1% and a 0.7% positive impact from foreign exchange rates. These increases for the year ended September 30, 2006 were partially offset by lower sales by BSG’s professional distributor sales consultants as salon professionals shifted some of their purchases from sales consultants to BSG stores.

Gross Profit

Consolidated gross profit increased $59.8 million, or 5.8%, to $1,086.8 million for the year ended September 30, 2006 compared to $1,027.0 million for the same period in 2005. Consolidated gross profit, as a percentage of net sales, was 45.8% for the year ended September 30, 2006 compared to 45.6% for the prior year period. The gross profit margin improvement is primarily attributable to improved vendor pricing, an increase in the percentage of sales made to retail customers (since such sales are at a higher gross profit margin than those made to salons and salon professionals) and with an increase in sales of private label products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $33.3 million, or 4.2%, to $822.7 million for the year ended September 30, 2006 compared to $789.4 million for the same period in 2005. These expenses, as a percentage of net sales, were 34.7% for the year ended September 30, 2006 compared to 35.0% for the prior year period. The increase in expense is primarily attributable to selling and administrative costs associated with the growth of the Sally Beauty Supply and BSG businesses, including $9.0 million of selling and administrative costs from the acquired CosmoProf business and $3.3 million of costs from Salon Success, along with $5.2 million of stock option expense recognized pursuant to SFAS No. 123 (R) and costs related to our corporate support facility.

Corporate Charges From Alberto-Culver

Corporate charges from Alberto-Culver, which include charges for administrative services and a sales-based service fee, increased $1.5 million, or 3.7%, to $42.4 million for the year ended September 30, 2006 compared to $40.9 million for the same period in 2005. Charges for administrative services were $13.5 million in fiscal year 2006 versus $13.3 million in fiscal year 2005. The sales-based service fee amounted to $28.9 million and $27.6 million in fiscal years 2006 and 2005, respectively. Following our separation from Alberto-Culver, the arrangements giving rise to the corporate charges from Alberto-Culver were terminated and the related charges have ceased.

Other Expenses

Other expenses for the year ended September 30, 2006 include expenses related to the terminated transaction with Regis and the transactions separating us from Alberto-Culver. In accordance with the terms of the related transaction agreements, Alberto-Culver allocated to our business $41.5 million in transaction expenses for the year ended September 30, 2006 representing our share of the termination fee paid to Regis and legal, investment banking and other fees and expenses related to the transactions. Other expenses for the year ended September 30, 2005 include $4.1 million in non-cash charges related to Alberto-Culver’s conversion to one class of common stock. See “—Overview—Other Significant Items—Alberto-Culver’s Conversion to One Class of Common Stock.”

Operating Earnings

Consolidated operating earnings decreased by $12.4 million, or 6.4%, to $180.2 million for the year ended September 30, 2006 compared to $192.6 for the same period in 2005. Operating earnings, as a percentage of net sales, were 7.6% for the year ended September 30, 2006 compared to 8.5% for the same period in 2005. The decrease in consolidated operating earnings was primarily due to the allocation to our business by Alberto-Culver of $41.5 million of expenses related to the terminated Regis transaction and the transactions described in “—Overview—Our Separation from Alberto-Culver”. We do not allocate these expenses to our operating segments and these expenses are not reflected in the segment operating profit of Sally Beauty Supply and BSG discussed below.

Sally Beauty Supply.  As a result of the foregoing, Sally Beauty Supply’s segment operating profit increased $20.1 million, or 11.9%, to $188.8 million for the year ended September 30, 2006 compared to $168.7 million for the same period in 2005. Segment operating profit, as a percentage of net sales, was 13.3% for the year ended September 30, 2006 compared to 12.4% for the same period in 2005.

Beauty Systems Group.  As a result of the foregoing, BSG’s segment operating profit increased $11.3 million, or 20.3%, to $66.9 million for the year ended September 30, 2006 compared to $55.6 million for the same period in 2005. Segment operating profit, as a percentage of net sales, was 7.0% for the year ended September 30, 2006 compared to 6.2% to the same period in 2005.

Net Interest Expense

Interest expense, net of interest income, was $0.1 million and $3.0 million for the years ended September 30, 2006 and 2005, respectively. Interest expense decreased $2.2 million to $1.9 million for the year ended September 30, 2006 compared to $4.1 million for the same period in 2005. The decrease in interest expense was primarily attributable to the repayment of all notes payable to affiliated companies in December 2005. These expenses were partially offset by interest income of $1.8 million and $1.1 million for the years ended September 30, 2006 and 2005, respectively.

Provision for Income Taxes

Provision for income taxes was $69.9 million during the year ended September 30, 2006 compared to $73.2 million for the same period of 2005. The decreased provision for income taxes for the year ended September 30, 2006 was principally the result of lower earnings before provision for income taxes in fiscal year 2006. The effective tax rate was 38.8% in fiscal 2006 and 38.6% in fiscal 2005. The increase in the effective tax rate was primarily related to a change in the mix of earnings from foreign operations and higher state income taxes.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased $6.3 million, or 5.4%, to $110.2 million for the year ended September 30, 2006 compared to $116.5 million for the same period in 2005. Net earnings, as a percentage of net sales, were 4.6% for the year ended September 30, 2006 compared to 5.2% for the year ended September 30, 2005. Net earnings for the year ended September 30, 2006 were reduced by $3.4 million as a result of stock option expense recognized pursuant to SFAS No. 123 (R), $41.5 million for transaction expenses related to the terminated spin/merge transaction with Regis and the transaction separating us from Alberto-Culver. Net earnings for the year ended September 30, 2005 were reduced by $2.6 million for the non-cash charge from Alberto-Culver’s conversion to one class of common stock and $1.2 million related to the lease accounting adjustment. See “—Overview—Other Significant Items—Alberto-Culver’s Conversion to One Class of Common Stock.”

Comparison of the Years Ended September 30, 2005 and 2004

Net Sales

Consolidated net sales increased $156.6 million, or 7.5%, to $2,254.3 million for the year ended September 30, 2005 compared to $2,097.7 million for the same period in 2004. This increase was primarily due to acquisitions, which accounted for 5.2% of the revenue growth, comparable store sales growth of 1.8% and the opening of new stores, including 99 net new stores opened during the period. In addition, the effect of changes in foreign exchange rates increased net sales for the year ended September 30, 2005 by 0.6%.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $62.8 million, or 4.8%, to $1,358.9 million for the year ended September 30, 2005 compared to $1,296.1 million for the same period in 2004. The increase in net sales in fiscal year 2005 was attributable to a 2.2% increase in net sales resulting from the opening of new stores, including 62 net new stores opened during the period, comparable store sales growth of 2.4% and a 0.3% positive effect from foreign exchange rates.

Beauty Systems Group.  Net sales for BSG increased $93.8 million, or 11.7%, to $895.4 million for the year ended September 30, 2005 compared to $801.6 million for the same period in 2004. This improvement in net sales resulted primarily from acquisitions, including the acquisition of the CosmoProf business in the first quarter of fiscal year 2005 and the acquisition of West Coast in the first quarter of fiscal year 2004, which increased net sales by 13.6%. In addition, net sales increased 1.3% as the result of the opening of new stores, including 37 net new stores opened during the period, and changes in foreign exchange rates increased net sales by 0.9%. These increases were partially offset by a 0.6% decline in comparable store sales and lower sales by BSG’s professional distributor sales consultants. The decrease in sales for existing BSG stores and professional distributor sales consultants principally resulted from certain suppliers’ decisions to begin selling their products directly to salons.

Gross Profit

Consolidated gross profit increased $76.1 million, or 8.0%, to $1,027.0 million for the year ended September 30, 2005 compared to $950.9 million for the same period in 2004. Consolidated gross profit, as a percentage of net sales, was 45.6% for the year ended September 30, 2005 compared to 45.3% for the prior year period. The gross profit margin improvement is primarily attributable to improved vendor pricing, lower store inventory shrinkage and favorable changes in Sally Beauty Supply’s sales mix between retail and professional customers.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $78.2 million, or 11.0%, to $789.4 million for the year ended September 30, 2005 compared to $711.2 million for the same period in 2004. These expenses, as a percentage of net sales, were 35.0% for the year ended September 30, 2005 compared to 33.9% for the prior year period. The increase in fiscal year 2005 primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Supply and BSG businesses, including $38.6 million resulting from the acquisitions of CosmoProf in December, 2004 and West Coast in December, 2003. In addition, a portion of the increase in fiscal year 2005 relates to the $1.9 million lease accounting adjustment discussed in “—Overview—Other Significant Items—Lease Accounting.”

Corporate Charges From Alberto-Culver

Corporate charges from Alberto-Culver, which include charges for administrative services and a sales-based service fee, decreased $2.1 million, or 4.8%, to $40.9 million for the year ended September 30, 2005 compared to $43.0 million for the same period in 2004. Charges for administrative services were $13.3 million in fiscal year 2005 versus $16.9 million in fiscal year 2004. The $3.6 million decrease in charges for administrative services in fiscal year 2005 was primarily due to lower incentive compensation costs at Alberto-Culver which, in turn, reduced the charge to our business. The sales-based service fee amounted to $27.6 million and $26.1 million in fiscal years 2005 and 2004, respectively. Following our separation from Alberto-Culver, the arrangements giving rise to the corporate charges from Alberto-Culver terminated and the related charges have ceased.

Other Expenses

Other expenses include a non-cash charge related to Alberto-Culver’s conversion to one class of common stock of $4.1 million for the year ended September 30, 2005 compared to $27.0 million for the same period in 2004. See “—Overview—Other Significant Items—Alberto-Culver’s Conversion to One Class of Common Stock.”

Operating Earnings

As a result of the foregoing, consolidated operating earnings increased by $23.0 million, or 13.5%, to $192.6 million for the year ended September 30, 2005 compared to $169.6 million for the same period in 2004. Operating earnings, as a percentage of net sales, were 8.5% for the year ended September 30, 2005 compared to 8.1% for the year ended September 30, 2004.

Sally Beauty Supply.  As a result of the foregoing, Sally Beauty Supply’s segment operating profit increased $16.9 million, or 11.1%, to $168.7 million for the year ended September 30, 2005 compared to $151.8 million for the same period in 2004. Segment operating profit, as a percentage of net sales, was 12.4% for the year ended September 30, 2005 compared to 11.7% for the year ended September 30, 2004.

Beauty Systems Group.  BSG’s segment operating profit decreased $15.3 million, or 21.6%, to $55.6 million for the year ended September 30, 2005 compared to $70.9 million for the same period in 2004. Segment operating profit, as a percentage of net sales, was 6.2% for the year ended September 30, 2005 compared to 8.8% for the year ended September 30, 2004. The decrease in segment operating profit for BSG during fiscal year 2005 was primarily due to the loss of sales that resulted from certain suppliers’ decisions to begin selling their products directly to salons.

Net Interest Expense

Interest expense, net of interest income, was $3.0 million and $2.3 million for the years ended September 30, 2005 and 2004, respectively. Interest expense increased $0.7 million to $4.1 million for the year ended September 30, 2005 compared to $3.4 million for the same period in 2004. Interest expense is primarily related to notes payable to affiliated companies which were obtained to finance acquisitions and international operations. The increase in interest expense was primarily due to higher outstanding balances of notes payable to affiliated companies during fiscal year 2005. These expenses were partially offset by interest income of $1.1 million and $1.2 million for the years ended September 30, 2005 and 2004, respectively.

Provision for Income Taxes

Provision for income taxes was $73.2 million during the year ended September 30, 2005 compared to $62.1 million for the same period of 2004. The increased provision for income taxes for the year ended September 30, 2005 was principally the result of higher earnings before provision for income taxes in fiscal year 2005. The effective tax rate was 38.6% in fiscal 2005 and 37.1% in fiscal 2004. The increase in the effective tax rate was primarily related to a change in the mix of earnings from foreign operations and higher state income taxes.

Net Earnings

As a result of the foregoing, consolidated net earnings increased $11.2 million, or 10.6%, to $116.5 million for the year ended September 30, 2005 compared to $105.3 million for the same period in 2004. Net earnings, as a percentage of net sales, were 5.2% for the year ended September 30, 2005 compared to 5.0% for the year ended September 30, 2004. The non-cash charge from Alberto-Culver’s conversion to one class of common stock reduced net earnings by $2.6 million in fiscal 2005 and $17.6 million in fiscal 2004. See “—Overview—Other Significant Items—Alberto-Culver’s Conversion to One Class of Common Stock.” Net earnings in fiscal 2005 were also reduced by $1.2 million related to the lease accounting adjustment. See “—Overview—Other Significant Items—Lease Accounting.”

Comparison of the Years Ended September 30, 2004 and 2003

Net Sales

Consolidated net sales increased $273.7 million, or 15.0%, to $2,097.7 million for the year ended September 30, 2004 compared to $1,824.0 million for the same period in 2003. This increase was primarily due to acquisitions, which accounted for 8.7% of the revenue growth, comparable store sales growth of 4.6% and the opening of new stores, including 109 net new stores opened during the period. In addition, the effect of changes in foreign exchange rates increased net sales for the year ended September 30, 2004 by 1.2%.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $88.2 million, or 7.3%, to $1,296.1 million for the year ended September 30, 2004 compared to $1,207.9 million for the same period in 2003. The higher net sales in fiscal year 2004 were attributable to a 3.2% increase resulting from the opening of new stores, including 83 net new stores opened during the period, comparable store sales growth of 3.8% and a 1.1% positive effect of foreign exchange rates.

Beauty Systems Group.  Net sales for BSG increased $185.5 million, or 30.1%, to $801.6 million for the year ended September 30, 2004 compared to $616.1 million for the same period in 2003. This improvement in net sales resulted primarily from the acquisition of West Coast in the first quarter of fiscal year 2004 which increased net sales by 25.6%. In addition, net sales increased 1.5% as the result of the opening of new stores, including 26 net new stores opened during the period, comparable store sales growth was 8.5% and changes in foreign exchange rates increased net sales by 1.2%. These increases for fiscal year 2004 were partially offset by lower sales by BSG’s professional distributor sales consultants as salon professionals shifted some of their purchases from sales consultants to BSG stores.

Gross Profit

Consolidated gross profit increased $143.8 million, or 17.8%, to $950.9 million for the year ended September 30, 2004 compared to $807.1 million for the same period in 2003. Consolidated gross profit, as a percentage of net sales, was 45.3% for the year ended September 30, 2004 compared to 44.2% for the prior year period. The gross profit margin improvement is primarily attributable to improved vendor pricing and favorable changes in Sally Beauty Supply’s sales mix between retail and professional customers.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $114.0 million, or 19.1%, to $711.2 million for the year ended September 30, 2004 compared to $597.2 million for the same period in 2003. These expenses, as a percentage of net sales, were 33.9% for the year ended September 30, 2004 compared to 32.7% for the same period in 2003. The increase in fiscal year 2004 primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Supply and BSG businesses, including $51.6 million related to West Coast, which was acquired in December, 2003.

Corporate Charges From Alberto-Culver

Corporate charges from Alberto-Culver, which include charges for administrative services and a sales-based service fee, increased $3.2 million, or 7.9%, to $43.0 million for the year ended September 30, 2004 compared to $39.8 million for the same period in 2003. Charges for administrative services were $16.9 million and $16.4 million in fiscal years 2004 and 2003, respectively. The sales-based service fee amounted to $26.1 million and $23.4 million in fiscal years 2004 and 2003, respectively. Following the closing of the transactions contemplated by the investment agreement, the arrangements giving rise to the corporate charges from Alberto-Culver were terminated and the related charges have ceased.

Other Expenses

Other expenses include a non-cash charge related to Alberto-Culver’s conversion to one class of common stock of $27.0 million for the year ended September 30, 2004. See “—Overview—Other Significant Items—Alberto-Culver’s Conversion to One Class of Common Stock.”

Operating Earnings

As a result of the foregoing, consolidated operating earnings decreased by $0.5 million, or 0.3%, to $169.6 million for the year ended September 30, 2004 compared to $170.1 million for the same period in 2003. Operating earnings, as a percentage of net sales, were 8.1% for the year ended September 30, 2004 compared to 9.3% for the year ended September 30, 2003. The decrease in operating earnings was principally due to the $27.0 million non-cash charge related to Alberto-Culver’s conversion to one class of common stock.

Sally Beauty Supply.  As a result of the foregoing, Sally Beauty Supply’s segment operating profit increased by $14.2 million, or 10.4%, to $151.8 million for the year ended September 30, 2004 compared to $137.6 million for the same period in 2003. Segment operating profit, as a percentage of net sales, was 11.7% for the year ended September 30, 2004 compared to 11.4% for the year ended September 30, 2003.

Beauty Systems Group.  As a result of the foregoing, BSG’s segment operating profit increased by $15.0 million, or 26.9%, to $70.9 million for the year ended September 30, 2004 compared to $55.9 million for the same period in 2003. Segment operating profit, as a percentage of net sales, was 8.8% for the year ended September 30, 2004 compared to 9.1% for the year ended September 30, 2003.

Net Interest Expense

Interest expense, net of interest income, was $2.3 million and $0.3 million for the years ended September 30, 2004 and 2003, respectively. Interest expense increased $1.9 million to $3.4 million for the year ended September 30, 2004 compared to $1.5 million for the same period in 2003. Interest expense is primarily related to notes payable to affiliated companies which were obtained to finance acquisitions and international operations. The increase was primarily due to higher outstanding balances of notes payable to affiliated companies during fiscal year 2004. These expenses were partially offset by interest income of $1.2 million for each of the years ended September 30, 2004 and 2003.

Provision for Income Taxes

Provision for income taxes was $62.1 million during the year ended September 30, 2004 compared to $62.2 million for the same period of 2003. The effective tax rate was 37.1% in fiscal 2004 and 36.7% in fiscal 2003. The increase in the effective tax rate was primarily related to a change in the mix of earnings from foreign operations.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased $2.2 million, or 2.0%, to $105.3 million for the year ended September 30, 2004 compared to $107.5 million for the same period in 2003. Net earnings, as a percentage of net sales, were 5.0% for the year ended September 30, 2004 compared to 5.9% for the year ended September 30, 2003. The non-cash charge from Alberto-Culver’s conversion to one class of common stock reduced net earnings by $17.6 million in fiscal year 2004. See “—Overview—Other Significant Items—Alberto-Culver’s Conversion to One Class of Common Stock”.

Financial Condition

September 30, 2006 Compared to September 30, 2005

Working capital (current assets less current liabilities) at September 30, 2006 was $479.1 million compared to $382.5 million at September 30, 2005, representing an increase of $96.6 million. The resulting ratio of current assets to current liabilities was 2.65 to 1.00 at September 30, 2006 compared to 2.42 to 1.00 at September 30, 2005. The increase in working capital was primarily due to working capital generated from operations, partially offset by capital expenditures, the net repayment of notes with affiliated companies and the acquisition of Salon Success in June 2006.

Cash and cash equivalents at September 30, 2006 was $107.6 million compared to $38.6 million at September 30, 2005, representing an increase of $69.0 million. The increase primarily resulted from cash generated by operations, partially offset by capital expenditures, the net repayment of notes with affiliated companies and the acquisition of Salon Success in June 2006. Trade accounts receivable increased $5.2 million to $45.5 million for the fiscal year 2006 primarily due to the acquisition of Salon Success and the timing of collections from increased sales.

Inventories increased $49.9 million to $575.0 million at September 30, 2006 compared to $525.1 at September 30, 2005. The increase was primarily due to an increase in the number of Sally Beauty Supply stores, the introduction of new lines for fragrances, hair color and electrical products, as well as strategic inventory purchases related to favorable pricing from vendors, the acquisition of Salon Success and the effects of changes in foreign exchange rates.

Net property and equipment was $142.7 million at September 30, 2006 compared to $149.4 million at September 30, 2005 resulting in a decrease of $6.7 million. While approximately $22.0 million was invested in new stores and remodels, the decrease from September 30, 2005 was primarily a result of declining overall capital expenditures with the conclusion of the construction of the new corporate facility along with the customary depreciation and retirements, primarily in the stores.

Goodwill increased $11.2 million to $364.7 million at September 30, 2006 compared to $353.5 million at September 30, 2005. The increase was due to the acquisition of Salon Success and the effects of changes in foreign exchange rates.

Intangible assets increased $4.9 million to $53.2 million at September 30, 2006 compared to $48.3 at September 30, 2005 as a result of the acquisition of Salon Success.

Notes receivable from affiliated companies and notes payable to affiliated companies, which totaled $15.2 million and $31.8 million, respectively, at September 30, 2005, were fully repaid during the first quarter of fiscal year 2006.

The amount due from Alberto-Culver was $0.5 million at September 30, 2006 compared to an amount due from Alberto-Culver of $11.3 million at September 30, 2005. This change was primarily a result of the transaction expenses paid by Alberto-Culver and allocated to us in connection with the terminated spin/merge transaction with Regis and the transaction separating us from Alberto-Culver.

Accounts payable increased by $25.5 million to $176.6 million at September 30, 2006 from $151.1 million at September 30, 2005 due to the timing of payments and outstanding payables resulting from increased inventory levels.

Accrued expenses increased by $10.1 million to $114.1 million at September 30, 2006 compared to $104.0 at September 30, 2005. This increase was a result of the classification from long-term liabilities of certain deferred compensation that will be paid as a result of the transaction separating us from Alberto-Culver, rent related accruals, and the Salon Success acquisition. Other liabilities at September 30, 2006 were $12.0 million compared to $21.3 million at September 30, 2005, representing a decrease of $9.3 million. The decrease was mainly due to an escrow payment by BSG to the former owners of West Coast.

Stock options subject to redemption of $7.5 million as of September 30, 2006 represent the intrinsic value as of November 5, 2003 of currently outstanding Alberto-Culver stock options held by our employees which were modified on that date as a result of Alberto-Culver’s conversion to one class of common stock. This amount was reclassified from additional paid-in capital because Alberto-Culver’s stock option plans, through which certain of our employees have been granted stock options, contain a contingent cash settlement provision upon the occurrence of certain change in control events which are not solely in our control. While we believe the possibility of occurrence of any such change in control event is remote, the reclassification was required because neither we nor Alberto-Culver has sole control over such events. Our separation from Alberto-Culver, which was treated as a change in control for other employee related agreements, does not constitute a change in control under the provisions of the stock option agreements.

Additional paid-in capital decreased $1.7 million to $62.2 million at September 30, 2006 compared to September 30, 2005, primarily due to the reclassification to stock options subject to redemption discussed in the preceding paragraph, partially offset by paid-in capital recorded for stock option expense.

Accumulated other comprehensive income—foreign currency translation increased $2.9 million to $16.3 million at September 30, 2006 compared to $13.4 million at September 30, 2005. The increase was primarily due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the British pound and Canadian dollar.

September 30, 2005 Versus September 30, 2004

Working capital (current assets less current liabilities) at September 30, 2005 was $382.5 million, an increase of $4.8 million compared to working capital of $377.7 million at September 30, 2004. The resulting ratio of current assets to current liabilities was 2.42 to 1.00 at September 30, 2005 compared to 2.52 to 1.00 at September 30, 2004. The increase in working capital at September 30, 2005 was primarily related to working capital generated from operations, partially offset by cash outlays for acquisitions and capital expenditures.

Cash, cash equivalents and short-term investments at September 30, 2005 were $38.6 million, compared to $68.0 million at September 30, 2004. Cash, cash equivalents and short-term investments decreased $29.4 million during fiscal year 2005 primarily due to cash outlays of $96.9 million for acquisitions and $52.2 million for capital expenditures, partially offset by cash inflows from operating activities of $115.5 million.

Other receivables were $19.3 million at September 30, 2005, an increase of $5.4 million compared to September 30, 2004. This increase was primarily due to the growth and timing of collections related to vendor advertising and volume purchase programs and receivables for insurance proceeds associated with hurricanes Katrina and Rita.

Inventories were $525.1 million at September 30, 2005, an increase of $41.6 million compared to September 30, 2004. This increase was primarily due to the acquisition of CosmoProf, inventories related to new stores and strategic inventory purchases related to favorable pricing from vendors.

Notes receivable from affiliated companies were $15.2 million at September 30, 2005, a decrease of $7.6 million compared to $22.8 million at September 30, 2004. Notes payable to affiliated companies, including current maturities, were $31.8 million at September 30, 2005, a decrease of $6.5 million compared to $38.3 million at September 30, 2004. All notes receivable from affiliated companies and notes payable to affiliated companies were fully repaid in the first quarter of fiscal year 2006.

Net property and equipment was $149.4 million at September 30, 2005, an increase of $23.5 million compared to September 30, 2004. The increase resulted primarily from capital expenditures for additional Sally Beauty Supply and BSG stores and the remodeling of existing stores, a new corporate support facility, warehouse expansions, fixed assets of acquired companies and additional leasehold improvements resulting from the lease accounting adjustment described in “—Overview—Other Significant Items—Lease Accounting.” These increases were partially offset by depreciation and asset retirements during the year ended September 30, 2005.

Goodwill was $353.5 million at September 30, 2005, an increase of $48.7 million compared to September 30, 2004. This increase was primarily due to the acquisition of CosmoProf, partially offset by a reduction in goodwill related to the finalization of the valuation of certain intangibles related to the acquisition of West Coast.

Net intangible assets were $48.3 million at September 30, 2005, an increase of $30.8 million compared to September 30, 2004. This increase was primarily due to the acquisition of CosmoProf and the recording of trade names and other intangible assets upon the finalization of the purchase price allocation related to the acquisition of West Coast.

Deferred income tax liabilities (net of deferred income tax assets) were $8.4 million at September 30, 2005, an increase of $8.3 million compared to September 30, 2004. This increase was mainly due to the timing of tax deductions related to depreciation and inventory.

Accumulated other comprehensive income—foreign currency translation was $13.4 million at September 30, 2005, an increase of $4.2 million compared to September 30, 2004. The increase was primarily attributable to the weakening of the U.S. dollar versus certain foreign currencies, primarily the Canadian dollar and the Mexican peso.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.

Our primary source of cash over the past three years has been from funds provided by operating activities. The primary uses of cash during the past three years were for acquisitions and capital expenditures. The following table shows our sources and uses of funds for the fiscal years ended September 30, 2006, 2005 and 2004 (in thousands):

	Year Ended September 30, 2006
	2006	2005	2004

Cash provided by operating activities	$156,721	$115,455	$159,228
Cash used by investing activities	(52,158)	(126,045)	(139,919)
Cash provided (used) by financing activities	(32,205)	3,737	(34,000)
Effect of foreign exchange rates	(3,399)	12	(570)
Net increase (decrease) in cash and cash equivalents	$68,959	$(6,841)	$(15,261)

Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended September 30, 2006 increased by $41.2 million to $156.7 million compared to $115.5 million during the year ended September 30, 2005. The increase was primarily due to the timing of payments of amounts due to Alberto-Culver and to vendors and improved collections of other receivable balances, partially offset by lower net earnings adjusted for non-cash items and for increased amounts paid for inventories.

Net cash provided by operating activities declined by $43.7 million to $115.5 million in fiscal 2005 from $159.2 million in fiscal 2004 primarily due to the timing of payments to vendors, higher income tax payments to Alberto-Culver in 2005 and an increase in accounts payable and accrued expenses generated by the West Coast business in 2004 subsequent to its acquisition date, partially offset by higher net earnings adjusted for non-cash items.

Cash Used by Investing Activities

Net cash used by investing activities in the year ended September 30, 2006 decreased by $73.9 million to $52.2 million compared to $126.0 million in the year ended September 30, 2005, primarily due to lower cash acquisition costs and capital expenditures in the year ended September 30, 2006. Cash used for the acquisition of Salon Success during the year ended September 30, 2006 was substantially less than the cash used for the acquisition of CosmoProf in the prior year period. Capital expenditures were $30.3 million for the year ended September 30, 2006 compared to $52.2 million during the year ended September 30, 2005 with the higher amount in 2005 principally related to the new corporate support facility in Denton, Texas.

Net cash used by investing activities was $126.0 million and $139.9 million during fiscal 2005 and 2004, respectively. The net cash used by investment activities primarily consisted of $96.9 million and $123.7 million spent for acquisitions in fiscal years 2005 and 2004, respectively, principally related to the December 2004 acquisition of CosmoProf and the December 2003 purchase of West Coast. In addition, capital expenditures were $52.2 million and $52.0 million in fiscal years 2005 and 2004, respectively, primarily due to a total of $35.0 million spent for the new corporate support facility in Denton, Texas in fiscal years 2005 and 2004.

Cash Provided (Used) by Financing Activities

Net cash used by financing activities was $32.2 million during the year ended September 30, 2006 compared to net cash provided by financing activities of $3.7 million during the year ended September 30, 2005. Net cash provided (used) by financing activities was negatively impacted in the year ended September 30, 2006 by the net repayment of $16.7 million of notes with affiliated companies and the change in the book cash overdraft balance. For the year ended September 30, 2005, Sally Holdings borrowed $52.3 million from affiliated companies, which was offset by repayments of $52.1 million, and $40.0 under the revolving credit facility discussed below, which was offset by repayments of $40.0 million.

Net cash provided by financing activities was $3.7 million for the year ended September 30, 2005 while net cash used by financing activities was $34.0 million for the year ended September 30, 2004. Net cash provided (used) by financing activities was impacted by changes in the book cash overdraft balance, equity distributions to Alberto-Culver pursuant to an intercompany agreement and the proceeds/payments on notes with affiliated companies in each of the years ended September 30, 2005 and 2004.

Liquidity Prior to our Separation from Alberto-Culver

Two of our subsidiaries were permitted borrowing subsidiaries under Alberto-Culver’s $300 million revolving credit facility which expires on August 31, 2009. Each of these subsidiaries was removed as a permitted borrower under such credit facility in connection with completion of the transaction separating us from Alberto-Culver. BSG borrowed a total of $40.0 million under this credit facility during fiscal year 2005 in connection with the acquisition of CosmoProf and all such borrowings were repaid during the year. No borrowings by these subsidiaries were outstanding as of September 30, 2006, 2005 and 2004.

Sally Holdings historically also had revolving credit facilities as well as notes payable and notes receivable with affiliated companies. Borrowings from affiliated companies of $31.8 million and $38.3 million were outstanding as of September 30, 2005 and 2004, respectively, while notes receivable from affiliated companies totaled $15.2 million and $22.8 million, respectively, at September 30, 2005 and 2004. All notes payable to affiliated companies and notes receivable from affiliated companies were repaid in December 2005.

Liquidity Following our Separation from Alberto-Culver

In connection with our separation from Alberto-Culver, we, through our subsidiaries, (a) entered into senior term loan facilities under which we borrowed approximately $1.07 billion at closing, (b) issued approximately $430 million principal amount of senior notes and $280 million principal amount of senior subordinated notes and (c) entered into a $400 million ABL facility, subject to borrowing base limitations, of which approximately $70 million was drawn at closing. Through our subsidiaries, we incurred aggregate indebtedness in connection with the transactions of approximately $1.85 billion. Proceeds from this new debt and the $575 million equity investment by the CDR investors were used to pay a $25.00 per share cash dividend to holders of record of our common stock, who were Alberto-Culver shareholders as of the record date for the separation transaction.

Following the completion of our separation from Alberto-Culver, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred in connection with the transactions and from funding the costs of operations, working capital and capital expenditures. Ongoing liquidity needs are expected to be funded by net cash provided by operating activities and borrowings under the ABL facility. See “—Contractual Obligations” below. Our ability to obtain liquidity from the issuance of additional public or private equity will be severely limited for at least two years following completion of our separation from Alberto-Culver because issuance of our common stock may cause the Alberto-Culver share distribution to be taxable to us and our stockholders under Section 355(e) of the Internal Revenue Code. See “Risk Factors—Risks Relating to the Tax Treatment of our Separation from Alberto-Culver and Relating to Our Largest Stockholder.”

The senior secured term loan facilities contain a covenant requiring Sally Holdings and its subsidiaries to comply with maximum consolidated secured leverage ratio levels, which will decline over time. The consolidated secured leverage ratio will be tested quarterly, beginning with the four quarter period ending March 31, 2007. The consolidated secured leverage ratio is a ratio of (A) net consolidated secured debt to (B) Consolidated EBITDA as defined in the senior secured term loan facilities.

The ABL facility contains a covenant requiring Sally Holdings and its subsidiaries to maintain a fixed-charge coverage ratio of 1.0 to 1 when availability under the ABL facility falls below $40 million. The fixed-charge coverage ratio is defined as the ratio of (A) EBITDA as defined in the ABL facility, or Credit Agreement EBITDA, less unfinanced capital expenditures to (B) fixed charges as included in the definition of the fixed-charge coverage ratio. The ABL facility uses fixed amounts for Credit Agreement EBITDA for periods preceding our separation from Alberto-Culver.

For purposes of calculating either the consolidated secured leverage ratio or the fixed-charge coverage ratio, Consolidated EBITDA and Credit Agreement EBITDA are measured on a last-four-quarters basis. Accordingly, the calculation can be disproportionately affected by a particularly strong or weak quarter and may not be comparable to the measure for any previous or subsequent four-quarter period.

Failure to comply with the consolidated secured leverage ratio covenant under the senior secured term loan facilities would result in a default under such facilities. Failure to comply with the fixed-charge coverage ratio covenant (if and when applicable) under the ABL facility would result in a default under such facility. Either such a default could also result in a default under the other facility or facilities, as the case may be, and the notes. Absent a waiver or an amendment from our lenders and note holders, such defaults could permit the acceleration of all indebtedness under the ABL facility, senior secured term loan facilities and the notes, which would have a material adverse effect on our results of operations, financial position and cash flows.

Consolidated EBITDA and Credit Agreement EBITDA are not recognized measurements under accounting principles generally accepted in the United States of America, or “GAAP” and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net income, operating income or operating cash flow. In addition, because other companies may calculate EBITDA differently, Consolidated EBITDA and Credit Agreement EBITDA likely will not be comparable to EBITDA or similarly titled measures reported by other companies.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds generated by operations and funds available under the new ABL facility will be sufficient to meet our working capital requirements and to finance capital expenditures over the next twelve months. However, our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under the ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, restrictions on our ability to issue public or private equity for at least two years after our separation from Alberto-Culver, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions.

As a holding company, we will depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings’ ability to pay dividends to us. In addition, under Delaware law, the ability of each of Sally Holdings and its subsidiaries to make distributions to us will be limited to the extent (a) of its surplus, or if there is no surplus, of its net profits for the fiscal year in which the distribution is declared and/or the preceding fiscal year, if such subsidiary is a corporation, or (b) the fair value of its assets exceeds its liabilities, in the case of Sally Holdings or such subsidiary that is a limited liability company. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or pay cash dividends to our stockholders. See “Risk Factors—Risks Relating to Our Substantial Indebtedness.”

Contractual Obligations

Our primary contractual cash obligations have historically been operating leases, notes payable to affiliated companies and purchase obligations. The majority of our operating leases are for Sally Beauty Supply and BSG stores, which typically are located in strip shopping centers. The use of operating leases allows us to expand our business to new locations without making significant up-front cash outlays for the purchase of land and buildings.

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2006 (dollars in thousands):

	Payments Due by Period
	Less than 1			More than 5
	year	1-3 years	3-5 years	years	Total

Long-term debt, including interest obligations(1)	$544	$572	$79	$—	$1,195
Operating leases(2)	103,624	153,778	80,556	59,490	397,448
Purchase obligations(3)	16,003	32,006	32,006	14,670	94,685
Other long-term obligations(4)	13,386	5,908	2,934	—	22,228

Total	$133,557	$192,264	$115,575	$74,160	$515,556

(1)	Long-term debt includes amounts owed to affiliated companies and capital leases.

(2)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets.

(3)	Purchase obligations reflect legally binding agreements entered into by us to purchase goods that specify minimum quantities to be purchased with variable price provisions. In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets.

(4)	Other long-term obligations principally represent commitments under various acquisition-related agreements including non-compete, consulting and severance agreements and deferred compensation arrangements. These obligations are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Our contractual cash obligations will be substantially changed as a result of the transaction separating us from Alberto-Culver. Under the terms of the investment agreement, through our subsidiaries we incurred approximately $1.85 billion of new debt. Our subsidiaries have material contractual cash obligations related to the principal and interest payments for this new debt. The minimum required annual principal payments under the senior term loan facilities are expected to be approximately $16.7 million in each of fiscal year 2007 and 2008, $24.2 million in each of fiscal year 2009 and 2010, $39.2 million in fiscal year 2011 and $84.2 million in fiscal year 2012, with the remaining outstanding principal amount of the senior term loan B facility payable in 2013. Our $430.0 million 9.25% senior notes mature in 2014 and our $280.0 million 10.5% senior subordinated notes mature in 2016. There are no other minimum required annual principal payments for the other components of our new debt. Assuming an estimated average interest rate of 8.55%,, interest payments for the new debt are estimated to be approximately $157.8 million in the first twelve months following the incurrence of our new debt. Our assumptions with respect to the interest rates applicable to senior term loan facilities and the ABL facility are subject to changes that may be material. In addition, other future events could cause actual payments to differ materially from these amounts. See “Item 7A.—interest rate risk” for a discussion of interest rate swap agreements.

See “Forward-Looking Statements” and “Risk Factors—Risks Relating to Our Substantial Indebtedness.”

Off-Balance Sheet Financing Arrangements

At September 30, 2006, 2005 and 2004, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as well as outstanding letters of credit related to inventory purchases, which totaled $3.0 million, $1.8 million and $0.1 million, respectively, at September 30, 2006, 2005 and 2004.

Inflation

We believe that inflation currently does not have a material effect on our results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Actual results may differ from these estimates. We believe these estimates and assumptions are reasonable. We consider accounting policies to be critical when they require us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and when different estimates that our management reasonably could have used have a material effect on the presentation of our financial condition, changes in financial condition or results of operations.

Our critical accounting policies relate to the valuation of inventories, vendor allowances, income taxes and stock-based compensation.

Valuation of Inventories

When necessary, we provide allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Inventories are stated at the lower of cost (first in, first out method) or market (net realizable value). Estimates of the future demand for our products and changes in stock-keeping units are some of the key factors used by our management in assessing the net realizable value of inventories. We estimate inventory shrinkage based on historical experience. Actual results differing from these estimates could significantly affect our inventories and cost of products sold and distribution expenses.

Vendor Allowances

We account for cash consideration received from vendors under Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 states that cash consideration received by a customer is presumed to be a reduction of the cost of sales unless it is for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of the cost of sales and is allocated to cost of products sold and distribution expenses as the related inventory is sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the statements of earnings. We record cash consideration expected to be received from vendors in other receivables. These receivables are recorded at the amount we believe will be collected based on the provisions of the programs in place and are computed by estimating the point in time that we have completed our performance under the agreements and the amounts earned. These receivables could be significantly affected if actual results differ from management’s expectations.

Income Taxes

We record tax provisions in our consolidated financial statements based on an estimation of current income tax liabilities. The development of these provisions requires judgments about tax issues, potential outcomes and timing. If we prevail in tax matters for which provisions have been established or is required to settle matters in excess of established provisions, our effective tax rate for a particular period could be significantly affected.

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. We believe that it is more likely than not that results of future operations will generate sufficient taxable income to realize our deferred tax assets, net of the valuation allowance currently recorded. In the future, if we determine that certain deferred tax assets will not be realizable, the related adjustments could significantly affect our effective tax rate at that time.

Stock-Based Compensation

Effective October 1, 2005, we adopted SFAS No. 123 (R) using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical exercise trends. We estimate expected volatility based on the historical volatility of Alberto-Culver’s common stock. The estimate of the risk-free interest rate is based on the U.S. Treasury bill rate for the expected life of the stock options. The dividend yield represents Alberto-Culver’s anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. We have based all these estimates on Alberto-Culver’s assumptions as of September 30, 2006. Our estimates for future periods will be based on different assumptions and accordingly may differ. Among other things, historical volatility data does not exist for our common stock, and under our current dividend policy, we do not plan to pay dividends in the foreseeable future. Our assumptions in these and other respects for future periods have not yet been determined.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

Forward Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical information are forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ from those in the forward-looking statements include: the effects of our substantial debt; loss of our distributorship rights; competition within relevant product markets; sales by unauthorized distributors in our exclusive markets; dependence on certain suppliers of manufactured products and termination of distribution agreements with key suppliers that cover exclusive territories; the effect of consolidation in the beauty supply industry; the risk that the benefits from the separation from Alberto-Culver may not be fully realized or may take longer to realize than expected; our ability to maintain and/or improve sales and earnings performance; our ability to attract and retain qualified personnel and key employees; risks inherent in acquisitions, dispositions and strategic alliances; foreign currency exchange and interest rate fluctuations; general economic, political and business conditions that would adversely affect us or our suppliers, distributors or customers; adverse weather conditions, natural disasters and acts of terrorism; changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses; the costs and effects of unanticipated legal or administrative proceedings; and disruption from the separation from Alberto-Culver making it more difficult for us to maintain relationships with our customers, employees or suppliers. There are many factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described in “Item 1A. Risk Factors” of this report.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, changes in future operating results over time or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. In fiscal 2006, approximately 11% of our sales were made in currencies other than the U.S. dollar. Fluctuations in U.S. dollar exchange rates within the range of the rates for fiscal years 2006, 2005, and 2004 did not have a material effect on our financial condition and results of operations.

During the fiscal years ended September 30, 2006, 2005, and 2004, we used no derivative financial instruments to manage foreign currency exchange rate risk.

Interest rate risk

As a result of the debt financing incurred in connection with our separation from Alberto-Culver, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under our senior secured term loan facilities and ABL facility. Sally Holdings and certain of our other subsidiaries incurred approximately $1.14 billion of indebtedness with variable interest rates under our senior secured term loan facilities and ABL facility in connection with our separation from Alberto-Culver, including approximately $70 million drawn under the ABL facility. A change in the estimated interest rate on the $1.14 billion of borrowings under the senior secured term loan facilities and the ABL facility up or down by 1/8% will increase or decrease earnings before provision for income taxes by approximately $1.4 million on an annual basis, respectively.

Sally Holdings and certain of our other subsidiaries will be sensitive to interest rate fluctuations. In order to enhance its ability to manage risk relating to cash flow and interest rate exposure, Sally Holdings and/or our other subsidiaries who are borrowers under the senior secured credit facilities of ABL facility may enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. In addition, the senior secured term loan facilities agreements require that Sally Holdings and/or certain of our other subsidiaries hedge a portion of their floating interest rate exposure for a specified period.

On November 24, 2006, Sally Holdings entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million, respectively. These agreements expire in two and three years, respectively. The agreements allow Sally Holdings to convert a portion of its variable rate interest to a fixed rate at 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.25% to 2.50%), respectively.

Our expected maturities by fiscal year of existing long-term fixed rate debt* at September 30, 2006 is as follows (dollars in thousands):

Long-Term
Expected Maturities	Fixed Rate Debt*

2007	$503
2008	336
2011	5
Thereafter	—

Total**	$1,124

Fair Value	$1,124

*	Consists of capital leases.

**	The average interest rate was 6.40%.

Note:	These amounts will change significantly in fiscal year 2007 and forward due to the debt financing incurred in connection with our separation from Alberto-Culver.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. The credit risk associated with cash equivalents and short-term investments is mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. Our exposure to concentrations of credit risk with respect to trade receivables is mitigated by our broad customer base. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements as of and for the fiscal years ended September 30, 2006, 2005 and 2004 are those of Sally Holdings, Inc. and its consolidated subsidiaries. Sally Holdings, Inc. was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of our company in connection with the separation of our business from Alberto-Culver. Sally Beauty Holdings, Inc. was formed on June 16, 2006 in connection with the separation of our business from Alberto-Culver.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Sally Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sally Holdings, Inc. (a wholly-owned subsidiary of Alberto-Culver Company) and subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of earnings, cash flows, and stockholder’s equity for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sally Holdings, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment in fiscal year 2006.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
December 21, 2006

SALLY HOLDINGS, INC. AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Consolidated Balance Sheets
September 30, 2006 and 2005
(In thousands)

	2006	2005

Assets
Current assets:
Cash and cash equivalents	$107,571	$38,612
Trade accounts receivable, less allowance for doubtful accounts of $2,246 and $2,073 at September 30, 2006 and 2005, respectively	45,462	40,314
Other receivables	21,228	19,348
Inventories	574,983	525,132
Prepaid expenses	10,255	9,042
Due from Alberto-Culver	463	11,320
Deferred income tax assets	10,327	7,672

Total current assets	770,289	651,440
Property and equipment, net	142,735	149,354
Goodwill	364,693	353,525
Intangible assets, net	53,238	48,282
Notes receivable from affiliated companies	—	15,242
Other assets	7,886	7,664

Total assets	$1,338,841	$1,225,507

Liabilities and Stockholder’s Equity
Current liabilities:
Current maturities of long-term debt	$503	$303
Notes payable to affiliated companies	—	13,577
Accounts payable	176,623	151,101
Accrued expenses	114,056	103,977

Total current liabilities	291,182	268,958
Long-term debt	621	610
Notes payable to affiliated companies	—	18,218
Other liabilities	11,953	21,310
Deferred income tax liabilities	21,590	16,115

Total liabilities	325,346	325,211
Stock options subject to redemption	7,528	—
Commitments and contingencies
Stockholder’s equity:
Common stock, no par value. Authorized 1,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	62,172	63,884
Retained earnings	927,512	822,980
Accumulated other comprehensive income—foreign currency translation	16,283	13,432

Total stockholder’s equity	1,005,967	900,296

Total liabilities and stockholder’s equity	$1,338,841	$1,225,507

See accompanying notes to the consolidated financial statements.

SALLY HOLDINGS, INC. AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Consolidated Statements of Earnings
Years ended September 30, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004

Net sales	$2,373,100	$2,254,307	$2,097,667
Cost of products sold and distribution expenses	1,286,329	1,227,307	1,146,814

Gross profit	1,086,771	1,027,000	950,853
Selling, general and administrative expenses	822,695	789,447	711,208
Corporate charges from Alberto-Culver	42,400	40,921	42,990
Non-cash charge related to Alberto-Culver’s conversion to one class of common stock	—	4,051	27,036
Transaction expenses	41,475	—	—

Operating earnings	180,201	192,581	169,619
Interest expense, net of interest income of $1,798 in 2006, $1,143 in 2005 and $1,184 in 2004	92	2,966	2,250

Earnings before provision for income taxes	180,109	189,615	167,369
Provision for income taxes	69,916	73,154	62,059

Net earnings	$110,193	$116,461	$105,310

Earnings per share is not presented, as Alberto-Culver owned all shares issued and outstanding as of September 30, 2006.

See accompanying notes to the consolidated financial statements.

SALLY HOLDINGS, INC. AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Consolidated Statements of Cash Flows
Years ended September 30, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004
Cash Flows from Operating Activities:
Net earnings	$110,193	$116,461	$105,310
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,032	33,906	24,619
Non-cash charge related to Alberto-Culver’s conversion to one class of common stock (net of deferred tax benefit of $1,418 in 2005)	—	2,633	17,573
Stock option expense (net of deferred tax benefit of $1,815 in 2006)	3,371	—	—
Net loss on disposal of leaseholds and other property	1,615	1,686	772
Deferred income taxes	2,360	9,706	7,121
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(2,324)	8	145
Other receivables	(1,468)	(4,992)	200
Inventories	(40,859)	(23,123)	(33,016)
Prepaid expenses	1,237	(92)	(1,709)
Other assets	(242)	(1,039)	(646)
Accounts payable and accrued expenses	38,443	(13,674)	29,054
Due from Alberto-Culver	13,017	(7,477)	11,125
Other liabilities	(6,654)	1,452	(1,320)

Net cash provided by operating activities	156,721	115,455	159,228

Cash Flows from Investing Activities:
Proceeds from sales of short-term investments	—	44,600	116,345
Payments for purchases of short-term investments	—	(22,050)	(81,395)
Capital expenditures	(30,342)	(52,236)	(51,963)
Proceeds from sale of property and equipment	596	559	830
Acquisitions, net of cash acquired	(22,412)	(96,918)	(123,736)

Net cash used by investing activities	(52,158)	(126,045)	(139,919)

Cash Flows from Financing Activities:
Change in book cash overdraft	(10,269)	15,386	932
Proceeds from issuance of long-term debt	571	40,228	655
Repayments of long-term debt	(826)	(40,269)	(178)
Proceeds related to notes with affiliated companies	15,230	52,281	39,554
Payments related to notes with affiliated companies	(31,880)	(52,053)	(35,064)
Distributions to Alberto-Culver	(5,661)	(11,836)	(39,899)
Excess tax benefit from exercises of Alberto-Culver stock options	630	—	—

Net cash (used) provided by financing activities	(32,205)	3,737	(34,000)

Effect of foreign exchange rate changes on cash and cash equivalents	(3,399)	12	(570)

Net increase (decrease) in cash and cash equivalents	68,959	(6,841)	(15,261)
Cash and cash equivalents, beginning of year	38,612	45,453	60,714

Cash and cash equivalents, end of year	$107,571	$38,612	$45,453

Supplemental Cash Flow Information:
Cash paid for:
Interest	$2,339	$4,109	$3,434
Income taxes	$63,922	$55,986	$57,307

See accompanying notes to the consolidated financial statements.

SALLY HOLDINGS, INC. AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Consolidated Statements of Stockholder’s Equity
Years ended September 30, 2006, 2005, and 2004
(In thousands)

	Number of
	Shares	Dollars
					Accumulated
	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-in	Retained	Comprehensive	Stockholder’s
	Issued	Issued	Capital	Earnings	Income (Loss)	Equity

Balance at September 30, 2003	1	$—	$21,747	$652,944	$3,475	$678,166

Net earnings	—	—	—	105,310	—	105,310
Foreign currency translation	—	—	—	—	5,749	5,749

Total comprehensive income	—	—	—	105,310	5,749	111,059
Capital contribution related to Alberto-Culver’s conversion to one class of common stock	—	—	27,036	—	—	27,036
Adjustment to stockholder contribution	—	—	(1,039)	—	—	(1,039)
Tax benefit from exercises of Alberto-Culver stock options	—	—	10,840	—	—	10,840
Distributions to Alberto-Culver	—	—	—	(39,899)	—	(39,899)

Balance at September 30, 2004	1	—	58,584	718,355	9,224	786,163

Net earnings	—	—	—	116,461	—	116,461
Foreign currency translation	—	—	—	—	4,208	4,208

Total comprehensive income	—	—	—	116,461	4,208	120,669
Capital contribution related to Alberto-Culver’s
conversion to one class of common stock	—	—	4,051	—	—	4,051
Tax benefit from exercises of Alberto-Culver stock options	—	—	1,249	—	—	1,249
Distributions to Alberto-Culver	—	—	—	(11,836)	—	(11,836)

Balance at September 30, 2005	1	—	63,884	822,980	13,432	900,296

Net earnings	—	—	—	110,193	—	110,193
Foreign currency translation	—	—	—	—	2,851	2,851

Total comprehensive income	—	—	—	110,193	2,851	113,044
Tax benefit from exercises of Alberto-Culver stock options	—	—	630	—	—	630
Distributions to Alberto-Culver	—	—	—	(5,661)	—	(5,661)
Stock option expense	—	—	5,186	—	—	5,186
Stock options subject to redemptions	—	—	(7,528)	—	—	(7,528)

Balance at September 30, 2006	1	$—	$62,172	$927,512	$16,283	$1,005,967

See accompanying notes to the consolidated financial statements.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

1.	Description of Business

Sally Holdings, Inc. and its consolidated subsidiaries (“the Company”) sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores, in the United States, United Kingdom, Puerto Rico, Mexico, Japan, Canada, Ireland and Germany. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (BSG) store operations and a commissioned direct sales force that calls on salons in the United States, Canada, United Kingdom, the Netherlands and Spain and to franchises in the southern and southwestern United States and Mexico through its Armstrong McCall operations. The beauty products sold by BSG and Armstrong McCall are primarily sold through exclusive territory agreements with the manufacturers of the products. As of September 30, 2006, the Company was a wholly-owned subsidiary of Alberto-Culver Company (Alberto-Culver).

On November 10, 2006, the stockholders of Alberto-Culver approved a plan to separate its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies. As more fully discussed in “note 17” and “note 19”, the separation was completed on November 16, 2006. The transactions were effected pursuant to an investment agreement dated as of June 19, 2006, among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, Inc., and CDRS Acquisition LLC. Sally Beauty Holdings, Inc. became the accounting successor company to Sally Holdings, Inc. upon the completion of the transactions. See “note 17” that describes certain transaction expenses incurred by the Company as a result of the separation during the fiscal year-ended September 30, 2006.

All references in these notes to “management” are to the management of Sally Holdings, Inc.

2.	Significant Accounting Policies

(a)	Principles of Consolidation

These consolidated financial statements include the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

(b)	Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent liabilities in the financial statements. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the financial statements. Management believes the estimates and assumptions are reasonable.

(d)	Financial Instruments

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates market value.

On occasion, the Company will invest in auction rate securities (ARS), which typically are bonds with 20 to 30 year maturities that have interest rates, which reset at short intervals through an auction process. The Company classifies ARS as available for sale short-term investments. Proceeds from sales of short-term investments and payments for purchases of short-term investments are included in the consolidated statements of cash flows to reflect the purchase and sale of ARS during the periods presented. The Company held no ARS at September 30, 2006 and 2005.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

The carrying amounts of short-term investments, accounts receivable and accounts payable approximate fair value due to the short term maturities of these financial instruments. The fair value of long-term debt, including current maturities, approximates the carrying amounts at September 30, 2006. Fair value estimates are calculated using the present value of the projected debt cash flows based on the current market interest rates of comparable debt instruments.

(e)	Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions. Accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

(f)	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the value of sales to customers and do not bear interest. Trade accounts receivable are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts requires management to estimate future amounts of receivables to be collected. Management records allowances for doubtful accounts based on historical collection data and current customer information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

In the consolidated statements of earnings, bad debt expense is included in selling, general and administrative expenses. The Company’s exposure to credit risk with respect to trade receivables is mitigated by the Company’s broad customer base.

(g)	Other Receivables

Other receivables consist primarily of amounts expected from vendors under various contractual agreements. Other receivables are recorded at the amount management estimates will be collected under these agreements.

(h)	Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method (“FIFO”)) or market (net realizable value). When necessary, the Company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Estimates of the future demand for the Company’s products and changes in stock keeping units are some of the key factors used by management in assessing the net realizable value of inventories. The Company estimates inventory shrinkage based on historical experience.

(i)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on estimated useful lives of the respective classes of assets. Buildings and building improvements are depreciated over periods ranging from five to forty years. Furniture, fixtures and equipment are depreciated over periods ranging from three to ten years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals determined to be reasonably assured. Expenditures for maintenance and repairs are expensed as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

(j)	Lease Accounting

The Company’s leases for office space, retail stores and the distribution facilities are accounted for as operating leases. Rent expense is recognized on a straight-line basis from the date the Company takes possession of the property to begin preparation of the site for occupancy to the end of the lease term, including renewal options determined to be reasonably assured. Certain leases provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability along with the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Certain lease agreements provide for tenant improvement allowances. The allowances are recorded as a deferred lease credit on the balance sheet and amortized on a straight-line basis over the lease term as a reduction of rent expense, which is consistent with the amortization period for the constructed assets.

During fiscal 2005, the Company performed a review of its historical lease accounting practices. As a result of this review, the Company recorded a cumulative pre tax non-cash charge of $1.9 million ($1.2 million after taxes) in fiscal year 2005 primarily relating to recognizing rent expense straight line over the lease term including free rent periods. In the consolidated statements of earnings, the charge is recorded in selling, general and administrative expenses. Additionally, the Company recorded a $0.8 million balance sheet adjustment during fiscal year 2005 to increase property and equipment, net, and to establish a deferred liability, included in other liabilities, for the unamortized balance of tenant allowances. The effect for prior years was not material

(k)	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no significant impairments in the current and prior fiscal years.

(l)	Goodwill and Other Intangibles

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles, management annually considers whether there has been a permanent impairment to the value of goodwill and trade names by evaluating if various factors, including current operating results, anticipated future results and cash flows, and market and economic conditions, indicate possible impairment. Based on the review performed, there was no impairment in the current or prior fiscal years. Other intangibles with indefinite lives include certain distribution rights. Other intangible assets subject to amortization include customer relationships, certain distribution rights and non-competition agreements, and are amortized over periods of 1 to 10 years. The weighted average amortization period is approximately 6 years.

(m)	Advertising Costs

Advertising costs are expensed as incurred and were approximately $49.1 million, $45.3 million and $45.5 million in the fiscal years ended September 30, 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses in the consolidated statements of earnings.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

(n)	Vendor Allowances

The Company accounts for cash consideration received from vendors under Emerging Issues Task Force (EITF) 02 16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02 16 states that cash consideration received by a customer is presumed to be a reduction of the cost of sales unless it is for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor’s products. The majority of cash consideration received by the Company is considered to be a reduction of the cost of sales and is allocated to cost of products sold and distribution expenses as the related inventory is sold.

(o)	Income Taxes

The Company is included in the U.S. federal income tax return of Alberto-Culver; however, income taxes are provided in the accompanying consolidated financial statements as if the Company was filing a separate return. In accordance with SFAS 109, Accounting for Income Taxes, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statements of earnings in the period of enactment.

(p)	Foreign Currency

The functional currency of the Company’s foreign operations is the applicable local currency. Balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date, while the results of operations are translated using the average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains or losses are included in the consolidated statements of earnings and were not significant in any period presented.

(q)	Revenue Recognition

The Company recognizes revenue when a customer consummates a point of sale transaction in a store. The Company also recognizes revenue on merchandise shipped to customers when title and risk of loss pass to the customer. Appropriate provisions for sales returns and cash discounts are made at the time the sales are recorded. Sales returns and allowances were approximately 2% of net sales in each of fiscal years 2006, 2005 and 2004.

(r)	Shipping and Handling

Shipping and handling costs related to freight to stores and distribution expenses for delivery directly to customers are included in selling, general and administrative expenses in the consolidated statements of earnings and amounted to $41.9 million, $41.1 million and $37.7 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. All other shipping and handling costs are included in cost of products sold and distribution expenses.

(s)	Stock Option and Restricted Stock Plans

The Company accounts for stock option and restricted stock plans in accordance with SFAS 123 (Revised 2004), Share-Based Payment “SFAS 123(R)”. Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

Prior to fiscal year 2006, SFAS No. 123, Accounting for Stock-Based Compensation, required either the adoption of a fair value based method of accounting for stock-based compensation or the continuance of the intrinsic value method with pro-forma disclosures as if the fair value method was adopted. The Company had elected to measure stock-based compensation expense using the intrinsic value method prescribed by APB Opinion No. 25, and, accordingly, no compensation cost related to stock options had been recognized in the consolidated statements of earnings, except for the non-cash charge related to Alberto-Culver’s conversion to one class of common stock discussed in “note 11.”

Effective October 1, 2005, the Company adopted SFAS No. 123 (R) using the modified prospective method. Under this method, compensation expense related to Alberto-Culver stock options granted to the Company employees is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The Company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated.

In fiscal year 2006, the Company recorded stock option expense that reduced earnings before provision for income taxes by $5.2 million, provision for income taxes by $1.8 million and net earnings by $3.4 million. These amounts included the immediate expensing of the fair value of stock options granted at the time of adoption, the first quarter of fiscal year 2006 to participants who had already met the definition of retirement under the current Alberto-Culver stock option plan. Stock option expense is included in selling, general and administrative expenses in the consolidated statement of earnings. The net balance sheet effect of recognizing stock option expense increased total stockholder’s equity by $1.8 million in fiscal year 2006 and resulted in the recognition of deferred tax assets of the same amount. The Company’s consolidated statement of cash flows for fiscal year 2006 reflects $0.6 million of excess tax benefits from employee exercises of Alberto-Culver stock options as a financing cash inflow in accordance with the provisions of SFAS No. 123 (R). For fiscal years 2005 and 2004, the Company’s consolidated statements of cash flows reflect $1.2 million and $10.8 million, respectively, of excess tax benefits from employee exercises of Alberto-Culver stock options as operating cash inflows.

Had compensation expense for stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123 (R), the Company’s pro-forma net earnings for the fiscal years ended September 30, 2005 and 2004 would have been as follows (in thousands):

	2005	2004

Reported net earnings:	$116,461	$105,310
Add: Stock-based compensation expense included in reported net earnings, net of related income tax effects	2,985	17,915
Less: Stock-based compensation expense determined under the fair value based method for all awards, net of related income tax effects	(3,289)	(3,693)

Pro-forma net earnings	$116,157	$119,532

The $3.0 million and $17.9 million additions to reported net earnings in fiscal years 2005 and 2004, respectively, for stock-based compensation expense include $2.6 million and $17.6 million, respectively, of after-tax non-cash charges related to Alberto-Culver’s conversion to a single class of common stock. The $3.3 million and $3.7 million deductions in fiscal years 2005 and 2004, respectively, for stock-based compensation expense determined under the fair-value based method include five thousand dollars and thirty-three thousand dollars, respectively, of pro-forma after-tax non-cash charges related to Alberto-Culver’s conversion to a single class of common stock. See “note 11” for further discussion of the conversion.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, Share-Based Payment, requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), Presentation in Financial

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

Statements of Redeemable Preferred Stocks, to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions, which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The Alberto-Culver stock option plan under which stock options are granted to the Company employees has a contingent cash settlement provision upon the occurrence of certain change in control events. While the Company and Alberto-Culver believe the possibility of occurrence of any such change in control event is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the Company or Alberto-Culver. In accordance with ASR 268, the Company has reclassified $7.5 million from additional paid-in capital to “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of September 30, 2006. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options held by employees of the Company, which were modified on that date as a result of Alberto-Culver’s conversion to one class of common stock. This amount will be reclassified back into additional paid-in capital in future periods as the related stock options are exercised or canceled.

(t)	Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

3.	Allowance for Doubtful Accounts and Inventory Allowance

The change in the allowance for doubtful accounts for the fiscal years ended September 30, 2006, 2005 and 2004 was as follows (in thousands):

	2006	2005	2004

Balance at beginning of period	$2,073	$2,500	$2,686
Bad debt expense	2,403	1,754	2,274
Uncollected accounts written off, net of recoveries	(2,252)	(2,292)	(2,583)
Allowance for doubtful accounts of acquired companies	22	111	123

Balance at end of period	$2,246	$2,073	$2,500

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

The change in inventory allowances for the fiscal years ended September 30, 2006, 2005 and 2004 was as follows (in thousands):

	2006	2005	2004

Balance at beginning of period	$17,882	$20,500	$16,391
Charged to expense	28,368	23,626	28,212
Write-offs	(28,325)	(26,635)	(24,469)
Inventory allowances of acquired companies	—	391	366

Balance at end of period	$17,925	$17,882	$20,500

4.  Property and Equipment, Net

Property and equipment, net consists of the following at September 30, 2006 and 2005 (in thousands):

	2006	2005

Land	$9,632	$9,644
Buildings and building improvements	48,510	48,575
Leasehold improvements	96,479	85,549
Furniture, fixtures and equipment	175,203	164,647

Total property and equipment, gross	329,824	308,415
Less accumulated depreciation and amortization	187,089	159,061

Total property and equipment, net	$142,735	$149,354

Depreciation expense totaled $38.0 million, $33.9 million and $24.6 million in fiscal years 2006, 2005 and 2004, respectively.

5.	Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the fiscal years ended September 30, 2006 and 2005 is as follows (in thousands):

	Sally Beauty	Beauty Systems
	Supply	Group	Total

Balance at September 30, 2004	$9,275	$295,507	$304,782
Additions, net of purchase price adjustments	839	45,318	46,157
Foreign currency translation	(25)	2,611	2,586

Balance at September 30, 2005	10,089	343,436	353,525

Additions, net of purchase price adjustments	—	9,087	9,087
Foreign currency translation	71	2,010	2,081

Balance at September 30, 2006	$10,160	$354,533	$364,693

As described in “note 15,” the $45.3 million increase in Beauty Systems Group’s goodwill in fiscal year 2005 was primarily due to the acquisition of CosmoProf in December 2004. The amount was partially offset by a reclassification from goodwill to intangible assets following the finalization of the valuation of certain intangibles related to West Coast Beauty Supply. The $9.1 million increase in Beauty Systems Group’s goodwill in fiscal year 2006 was principally attributable to the acquisition of Salon Success in June 2006, net of purchase price adjustments for prior years’ acquisitions.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at September 30, 2006 and 2005 (in thousands):

	Sally Beauty	Beauty Systems
	Supply	Group	Total

Balance at September 30, 2006:
Intangible assets with indefinite lives:
Trade names	$713	$34,480	$35,193
Other intangibles	—	6,053	6,053

Total	713	40,533	41,246

Intangible assets subject to amortization:
Gross carrying amount	—	20,187	20,187
Accumulated amortization	—	(8,195)	(8,195)

Net value	—	11,992	11,992

Total intangible assets, net	$713	$52,525	$53,238

Balance at September 30, 2005:
Intangible assets with indefinite lives:
Trade names	$613	$30,001	$30,614
Other intangibles	—	6,053	6,053

Total	613	36,054	36,667

Intangible assets subject to amortization:
Gross carrying amount	—	17,022	17,022
Accumulated amortization	—	(5,407)	(5,407)

Net value	—	11,615	11,615

Total intangible assets, net	$613	$47,669	$48,282

The increase in Beauty Systems Group’s trade names and intangible assets subject to amortization was primarily due to the acquisition of Salon Success. Amortization expense totaled $3.0 million, $3.3 million and $0.8 million in fiscal years 2006, 2005 and 2004, respectively. As of September 30, 2006, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in millions):

Year ending September 30:
2007	$2.8
2008	2.6
2009	2.6
2010	1.9
2011	1.5
Thereafter	0.6

$12.0

6.	Accounts Payable and Accrued Expenses

Accounts payable at September 30, 2006 and 2005 include book cash overdrafts of $6.5 million and $16.8 million, respectively.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

Accrued expenses consist of the following at September 30, 2006 and 2005 (in thousands):

	2006	2005

Property and other taxes	$7,620	$7,899
Deferred revenue	9,823	8,566
Compensation and benefits	55,886	50,737
Rental obligations	9,114	7,672
Acquisition related payables	8,714	8,015
Trade show expenses	2,002	2,578
Other	20,897	18,510

Total accrued expenses	$114,056	$103,997

7.	Lease Commitments and Contingencies

The Company’s principal leases relate to retail stores and warehousing properties. At September 30, 2006, future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year ending September 30:
2007	$103,624
2008	86,653
2009	67,125
2010	48,364
2011	32,192
Thereafter	59,490

$397,448

Certain leases require the Company to pay its respective portion of real estate taxes, insurance, maintenance and special assessments. Also, certain of the Company’s leases include renewal options and escalation clauses.

Total rental expense for operating leases amounted to approximately $133.5 million, $123.1 million and $107.9 million in fiscal years 2006, 2005 and 2004, respectively, and is included in selling, general and administrative expenses in the consolidated statements of earnings. Included in this amount is $0.7 million, $1.3 million, and $0.9 million for contingent rents for the years ended September 30, 2006, 2005 and 2004, respectively. Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The Company has no significant liabilities for loss contingencies at September 30, 2006 and 2005.

8.	Long-Term Debt

Two subsidiaries of the Company participate as borrowing subsidiaries under Alberto-Culver’s $300 million revolving credit facility, which expires August 31, 2009. The facility, which had no borrowings outstanding at September 30, 2006 or 2005, has an interest rate based on a fixed spread over LIBOR and may be drawn in U.S. dollars or certain foreign currencies. During fiscal year 2005, the Company borrowed and repaid $40.0 million under this facility. The amount of interest paid on the borrowing was $0.2 million for the fiscal year ended September 30, 2005. The Company did not borrow against the revolving credit facility during the fiscal years ended September 30, 2006 and 2004.

The $300 million credit facility imposes restrictions on such items as total debt, liens, interest expense and rent expense of Alberto-Culver. At September 30, 2006, Alberto-Culver was in compliance with the debt covenants of the revolving credit facility.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

Amounts classified as long-term debt on the consolidated balance sheets at September 30, 2006 and 2005 consist of capital lease obligations. The capital lease obligations are payable in monthly installments through fiscal year 2010.

Maturities of long-term debt for the next five fiscal years are as follows (in thousands):

Year ending September 30:
2007	$503
2008	336
2009	206
2010	74
2011	5
Thereafter	—

$1,124

At September 30, 2006 and 2005, the Company had no off balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in “note 7” and outstanding letters of credit related to inventory purchases which totaled $3.0 million and $1.8 million, respectively, at September 30, 2006 and 2005.

9.	Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows for the fiscal years ended September 30, 2006 and 2005 (in thousands):

	2006	2005

Net earnings	$110,193	$116,461
Other comprehensive income adjustments-foreign currency translation	2,851	4,208

Comprehensive income	$113,044	$120,669

The net earnings and the comprehensive income amounts for the fiscal year ended September 30, 2006 include $3.4 million of stock option expense as a result of the adoption of SFAS No. 123(R) (see “note 13”). The net earnings and comprehensive income amounts for the fiscal year ended September 30, 2005 include after-tax non-cash charge of $2.6 million related to Alberto-Culver’s conversion to one class of common stock (see “note 11”).

10.	Contribution of Paid in Capital

Prior to fiscal year 2003, Alberto-Culver owned all of the stock of Monarch Beauty Supply Co. Ltd. (Monarch) and certain shares of Beauticians Supply Ltd. (Beauticians), the remaining shares of which were owned by the Company. Since their respective purchase dates, the results of operations of Monarch and Beauticians have been included in the results of operations of the Company. During fiscal year 2003, these investments were contributed by Alberto-Culver to the Company and recorded as an increase to additional paid in capital. The contribution of Monarch was adjusted in fiscal year 2004 to reflect the effect of certain pre acquisition tax liabilities fully indemnified by the seller, for which Alberto-Culver retained the proceeds.

11.	Conversion by Alberto-Culver to One Class of Common Stock

As a subsidiary of Alberto-Culver, the Company has no employee stock option or restricted stock plans; however, certain employees of the Company have been granted stock options and restricted shares under stock option plans and restricted stock plans of Alberto-Culver.

On October 22, 2003, the Alberto-Culver board of directors approved the conversion of all of Alberto-Culver’s issued shares of Class A common stock into Class B common stock on a one share for one share basis in accordance

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

with the terms of Alberto-Culver’s certificate of incorporation. The conversion became effective after the close of business on November 5, 2003. Following the conversion, all outstanding options to purchase shares of Alberto-Culver Class A common stock became options to purchase an equal number of shares of Alberto-Culver Class B common stock. On January 22, 2004, Alberto-Culver redesignated its Class B common stock to “common stock.”

Prior to the adoption of SFAS No. 123(R), as discussed in “Note 2,” Alberto-Culver and the Company accounted for stock compensation expense in accordance with APB Opinion No. 25, which required the Company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Alberto-Culver Class A stock options outstanding on the conversion date that were issued to employees of the Company. A portion of the non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charge related to unvested stock options and restricted shares was being recognized over the remaining vesting periods. As a result, the Company recorded non-cash charges against pre tax earnings of $31.1 million, of which $27.0 million ($17.6 million after taxes) was recognized in fiscal year 2004 and $4.1 million ($2.6 million after taxes) was recognized in fiscal year 2005. The non-cash charges reduced earnings before provision for income taxes, provision for income taxes and net earnings. No portion of the non-cash charges related to cost of products sold and distribution expenses. The net balance sheet effects of the options remeasurement increased total stockholder’s equity by $9.4 million in fiscal year 2004 and $1.5 million in fiscal year 2005, and resulted in the recognition of deferred tax assets of the same amounts. The amount of the non-cash charge impacting fiscal year 2006 was calculated in accordance with SFAS No. 123(R) and was nearly zero.

12.	Profit Sharing Plan

The Company participates in Alberto-Culver’s profit sharing plan. The Company’s contributions to the plan are determined at the discretion of the Alberto-Culver board of directors. The Company recognized expense of $8.6 million, $9.0 million and $8.7 million in fiscal years 2006, 2005 and 2004, respectively, related to the plan. These amounts are included in selling, general and administrative expenses.

13.	Stock Option and Restricted Stock Plans

As a subsidiary of Alberto-Culver, the Company has no employee stock option plans; however, certain employees of the Company have been granted stock options under stock option plans of Alberto-Culver. Under the current plan, Alberto-Culver is authorized to issue non-qualified stock options to employees to purchase a limited number of shares of Alberto-Culver’s common stock at a price not less than the fair market value of the stock on the date of grant. Generally, options under the plan expire ten years from the date of grant and are exercisable on a cumulative basis in four equal annual increments commencing one year after the date of grant. A total of 9.0 million shares have been authorized to be issued under the current plan, of which 2.9 million shares remain available for future grants by Alberto-Culver at September 30, 2006. There are Alberto-Culver stock options outstanding for the Company employees under a previous stock option plan of Alberto-Culver, which upon the adoption of the current plan, can no longer issue new grants. Alberto-Culver used treasury shares for all stock option exercises prior to the closing of the transaction separating its consumer products and beauty supply distribution businesses involving Clayton, Dubilier & Rice Fund VII, L.P. (CDRS). Following the closing of the transaction and for the foreseeable future, the Company expects to issue new shares upon the exercise of stock options subject to future board of directors and shareholder approval of the related plans.

The weighted average fair value of Alberto-Culver stock options issued to the Company employees at the date of grant in fiscal years 2006, 2005 and 2004 was $9.48, $9.41 and $9.95 per option, respectively. The fair value of each

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

	2006	2005	2004

Expected life	3.5-4.5 years	3.5-5 years	5 years
Volatility	20%	20%	24%
Risk-free interest rate	4.2%-5.0%	3.4%	2.8%
Dividend yield	1.0%	0.9%	0.7%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical volatility of Alberto-Culver’s common stock. The risk-free interest rate is based on the U.S. Treasury bill rate for the expected life of the stock options. The dividend yield represents the anticipated cash dividend for Alberto-Culver’s common stock over the expected life of the stock options.

Activity for Alberto-Culver stock options issued to the Company employees under the plans is summarized as follows (options in thousands):

			Average
		Weighted	Remaining	Aggregate
	Number of	average option	Contractual	Value Intrinsic
	options	price	Life	(in thousands)

Outstanding at September 30, 2003	2,943	$19.55
Granted	512	39.54
Exercised	(1,470)	14.73
Canceled	(88)	28.16

Outstanding at September 30, 2004	1,897	28.28
Granted	490	43.83
Exercised	(440)	22.70
Canceled	(66)	37.96

Outstanding at September 30, 2005	1,881	33.30
Granted	499	44.43
Exercised	(387)	26.02
Canceled	(24)	39.70

Outstanding at September 30, 2006	1,969	$37.47	7.5 years	$25,843

Exercisable at September 30:
2004	1,089	$23.98
2005	1,171	$28.82
2006	1,256	$34.08	6.9 years	$20,748

The total fair value of Alberto-Culver stock options issued to the Company employees that vested during fiscal years 2006, 2005 and 2004 was $4.4 million, $4.3 million and $4.2 million, respectively. The total intrinsic value of Alberto-Culver stock options exercised by the Company employees during fiscal years 2006, 2005 and 2004 was $7.5 million, $11.8 million and $39.5 million, respectively. The tax benefit realized from Alberto-Culver stock options exercised by employees of the Company during fiscal years 2006, 2005 and 2004 was $2.5 million, $4.3 million and $14.0 million, respectively. As of September 30, 2006, the Company had $4.6 million of unrecognized compensation cost related to Alberto-Culver stock options issued to the Company employees that was expected to be recognized over a weighted average period of 2.0 years. In connection with the closing of the transaction separating Alberto-Culver’s consumer products and beauty supply distribution businesses involving

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

CDRS, the Company will record a charge in the first quarter of fiscal year 2007 of approximately $4.3 million, which is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options vested over the original vesting periods.

As a subsidiary of Alberto-Culver, the Company has no restricted stock plans; however, certain employees of the Company have been granted restricted shares under restricted stock plans of Alberto-Culver. Alberto-Culver is authorized to grant up to 900,000 restricted shares of common stock to employees under the current restricted stock plan. As of September 30, 2006, approximately 795,000 shares remain authorized for future issuance by Alberto- Culver under the current plan. In addition, Alberto-Culver has restricted shares outstanding for employees of the Company under a previous restricted stock plan, which upon the adoption of the current plan, can no longer issue new grants. The restricted shares under these plans meet the definition of “nonvested shares” in SFAS No. 123 (R). The restricted shares generally vest on a cumulative basis in four equal annual installments commencing two years after the date of grant. The total fair market value of restricted shares on the date of grant is amortized to expense on a straight-line basis over the vesting period. The amortization expense related to Alberto-Culver restricted shares issued to employees of the Company was $0.6 million during fiscal year 2006 and $0.5 million during each of fiscal years 2005 and 2004.

Activity for Alberto-Culver restricted shares issued to employees of the Company under the plans is summarized as follows (shares in thousands):

	Number	Weighted Average
	of	Fair Value
	Shares	on Grant Date

Nonvested at September 30, 2005	33	$21.92
Granted	20	45.13
Vested	(21)	19.04
Forfeited	(1)	18.39

Nonvested at September 30, 2006	31	$38.95

As of September 30, 2006, the Company had $1.0 million of unearned compensation related to restricted shares that was expected to be amortized to expense over a weighted average period of 3.8 years. In connection with the closing of the transaction separating Alberto-Culver’s consumer products and beauty supply distribution businesses involving CD&R, the Company will record a charge in the first quarter of fiscal year 2007 equal to the amount of future compensation expense that would have been recognized in subsequent periods as the restricted shares vested over the original vesting periods. The amount is estimated to be approximately $1.0 million.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

14.	Income Taxes

The provision for income taxes for the fiscal years ended September 30, 2006, 2005 and 2004 consists of the following (in thousands):

	2006	2005	2004

Current:
Federal	$57,025	$57,244	$57,435
Foreign	3,141	1,288	3,690
State	9,197	6,334	3,276

Total current portion	69,363	64,866	64,401

Deferred:
Federal	1,053	7,319	(2,778)
Foreign	(255)	1,246	(271)
State	(245)	(277)	707

Total deferred portion	553	8,288	(2,342)

Total provision for income tax	$69,916	$73,154	$62,059

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	2006	2005	2004

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	2.1	1.5
Effect of foreign operations	(0.1)	1.5	0.5
Other, net	0.7	—	0.1

Effective tax rate	38.8%	38.6%	37.1%

The tax effects of temporary differences that give rise to The Company’s deferred tax assets and liabilities at September 30, 2006 and 2005 are as follows (in thousands):

	2006	2005

Deferred tax assets attributable to:
Stock option expense and non-cash charge related to Alberto-Culver’s conversion to one class of common stock	$4,918	$5,007
Accrued expenses	7,770	6,775
Inventory adjustments	2,557	897
Foreign loss carryforwards	7,303	5,259
Long-term liabilities	1,621	1,074

Total deferred tax assets	24,169	19,012
Valuation allowance	(6,977)	(5,072)

Total deferred tax assets, net	17,192	13,940

Deferred tax liabilities attributable to:
Depreciation and amortization	28,194	21,877
Other income taxes	261	506

Total deferred tax liabilities	28,455	22,383

Net deferred tax liability	$11,263	$8,443

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

Management believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company has recorded a valuation allowance to account for uncertainties regarding recoverability of most foreign loss carryforwards.

Stock option expense and the non-cash charge related to Alberto-Culver’s conversion to one class of common stock resulted in the recognition of a deferred tax asset of $1.8 million and $1.5 million in fiscal years 2006 and 2005, respectively. During fiscal years 2006 and 2005, the deferred tax asset was reduced by $1.9 million and $2.8 million, respectively for current tax benefits recognized upon the exercise of Alberto-Culver stock options by employees of the Company subsequent to the conversion, resulting in a deferred tax asset of $4.9 million at September 30, 2006.

Domestic earnings before provision for income taxes were $174.6 million, $192.0 million and $160.9 million in fiscal years 2006, 2005 and 2004, respectively. Foreign operations had earnings before provision for income taxes of $5.5 million in fiscal year 2006, a loss before provision for income taxes of $2.4 million in fiscal year 2005 and earnings before provision for income taxes of $6.5 million in fiscal year 2004.
Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions. Management does not expect the outcome of tax audits to have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

Undistributed earnings of the Company’s foreign operations are intended to remain permanently invested to finance future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2006.

15.	Acquisitions

On June 8, 2006, the Company acquired Salon Success, a U.K. based distributor of professional beauty products, in order to expand the geographic area served by BSG. The total purchase price at September 30, 2006 was $22.2 million. Approximately $1.8 million of the estimated purchase price will be paid in equal annual amounts over the three years following the closing of the acquisition. In accordance with the purchase agreement, additional consideration of up to $2.1 million may be paid over the same three-year period based on sales to a specific customer. Goodwill of $10.6 million has been recorded as a result of the acquisition and is not expected to be deductible for tax purposes. Certain identifiable intangible assets of $7.6 million were also recorded and are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Salon Success have been included in the consolidated financial statements from the date of acquisition. Salon Success is included in the BSG segment. Pro-forma information for Salon Success is not provided since it is not material to the Company’s consolidated results of operations. The purchase price of Salon Success has been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

On December 31, 2004, the Company acquired Innovation Successful Salon Services, Inc., XRG Enterprises, Inc., Artistic Salon Services, Inc., and Pacific Salon Services, Inc., full service distributors of professional beauty products under common ownership (collectively referred to as CosmoProf), in order to continue to expand the geographic area served by Beauty Systems Group. The total amount paid for the acquisition was $91.2 million. Goodwill of $54.8 million was recorded as a result of the acquisition, substantially all of which is expected to be deductible for income tax purposes. Certain identifiable intangible assets of $24.6 million were also recorded. Of this amount, $19.7 million was assigned to registered trade names and $4.9 million to other identifiable intangible assets. The Company has determined that the registered trade names have indefinite lives and are not subject to amortization for book purposes. Substantially all of the trade names and other intangible assets are expected to be deductible for tax purposes. CosmoProf is included in the BSG segment.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

The following table provides pro forma results for the fiscal year ended September 30, 2005 and 2004 as if CosmoProf had been acquired on October 1, 2003 (in thousands). Anticipated cost savings and other effects of the planned integration of CosmoProf are not included in the pro forma results. The pro forma amounts presented are not necessarily indicative of the results that would have occurred had the acquisition been completed as of October 1, 2003, nor are the pro forma amounts necessarily indicative of future results.

	2005	2004

Pro-forma net sales	$2,278,690	$2,193,444
Pro-forma net earnings	114,373	109,107

The purchase price of CosmoProf has been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The components of the purchase price of CosmoProf and the allocation of the purchase price were as follows (in thousands):

Components of the purchase price:
Cash paid	$91,206

Allocation of the purchase price:
Current assets	18,255
Noncurrent assets	3,972
Goodwill	54,821
Identifiable intangible assets	24,552
Current liabilities	(9,194)
Noncurrent liabilities	(1,200)

$91,206

In addition, during fiscal year 2005 the Company purchased the inventory and other assets of two stores in Ireland, the results of which are not material to the consolidated financial statements.

On December 1, 2003, the Company acquired substantially all of the assets of West Coast Beauty Supply, a full service distributor of professional beauty products. The total amount paid for the acquisition as of September 30, 2006 was $134.2 million. In addition, approximately $5.1 million is expected to be paid in December, 2006 in accordance with the purchase agreement. Goodwill of $80.2 million, trade names of $6.4 million and other intangible assets of $8.7 million were recorded as a result of the acquisition and are expected to be deductible for income tax purposes. The Company has determined the registered trade names have indefinite lives and are not subject to amortization for book purposes. West Coast Beauty Supply is included in the BSG segment.

The following table provides pro-forma results for fiscal year 2004 as if West Coast Beauty Supply had been acquired on October 1, 2003. Anticipated cost savings and other effects of the planned integration of West Coast Beauty Supply are not included in the pro-forma results. The pro-forma amounts are not necessarily indicative of the results that would have occurred had the acquisition been completed as of October 1, 2003, not are the pro-forma amounts necessarily indicative of future results. Pro-forma information for the fiscal years ended September 30, 2006 and 2005 is not provided since West Coast Beauty Supply’s results of operations are included for the full year.

2004

Pro-forma net sales	$2,128,083
Pro-forma net earnings	106,018

The valuation of identifiable intangible assets of Salon Success, CosmoProf and West Coast Beauty Supply was determined using discounted cash flow methods with the assistance of third party valuation experts. The acquired entities have been accounted for using the purchase method of accounting and, accordingly, the results of operations of the entities have been included in the consolidated financial statements since their respective dates of acquisition.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

16.	Related Party Transactions

In fiscal years 2006 and 2005, the Company purchased inventory from affiliates of approximately $26.9 million and $28.3 million, respectively.

Current income taxes payable of approximately $54.4 million and $55.4 million at September 30, 2006 and 2005, respectively, are netted against the amounts due from Alberto-Culver in the accompanying consolidated balance sheets, as Alberto-Culver makes income tax payments on behalf of the Company for primarily all of the Company’s tax liabilities.

Alberto-Culver and its affiliates perform certain administrative services for the Company and incur certain direct expenses on behalf of the Company. In addition, certain subsidiaries of the Company have entered into consulting, business development, and advisory services agreements with Alberto-Culver. Corporate charges from Alberto-Culver on the consolidated statements of earnings represent (i) charges for these services based on allocations of specific services and (ii) a sales based service fee under the consulting, business development and advisory services agreements.

Costs for certain administrative services and other corporate functions and direct expenses incurred on behalf of the Company are allocated by Alberto-Culver to the Company based on the most relevant allocation method to the specific costs being allocated and totaled $13.5 million, $13.3 million and $16.9 million in fiscal years 2006, 2005 and 2004, respectively. The costs for direct expenses incurred on behalf of the Company and certain administrative services and corporate functions are allocated based on specific identification of activities performed or costs incurred by Alberto-Culver on behalf of the Company. Costs of certain other administrative services and corporate functions that benefit the consolidated Alberto-Culver entity are allocated equally between the Company and Alberto-Culver’s consumer products business. Management believes the methods of allocation used are reasonable. Management estimates that had the Company been operating as a stand alone entity not affiliated with Alberto-Culver during fiscal years 2006, 2005 and 2004, the costs incurred for administrative services and certain other corporate functions and direct expenses incurred on behalf of the Company would have been approximately the same as the amount charged by Alberto-Culver.

Alberto-Culver also charges the Company a sales based service fee under the consulting, business development and advisory services agreement between Alberto-Culver and certain subsidiaries of the Company. The sales based service fees totaled $28.9 million, $27.6 million and $26.1 million in fiscal years 2006, 2005 and 2004, respectively. These amounts are classified as unallocated expenses for the Company’s segment reporting purposes in “note 18.” Management believes that had the Company been operating as a stand-alone entity not affiliated with Alberto-Culver during the fiscal years 2006, 2005 and 2004, the Company likely would not have needed to engage any third party or incur any additional costs as a stand-alone company for the services provided to its subsidiaries under these agreements.

The Company also has an agreement with Alberto-Culver that requires the Company to make equity distributions to Alberto-Culver whenever employees of the Company exercise Alberto-Culver stock options. During fiscal years 2006, 2005 and 2004, the Company paid $5.7 million, $11.8 million and $39.9 million, respectively, to Alberto-Culver in connection with this agreement.

The Company had various notes payable and borrowings under revolving credit facilities with affiliated companies at September 30, 2005. All notes payable to affiliated companies were subsequently repaid in December, 2005. These borrowings bore interest at market rates and interest expense was approximately $0.4 million for the three months of fiscal year 2006 and $2.5 million and $1.9 million for fiscal years 2005 and 2004, respectively. The

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

principal balances and terms at September 30, 2005 of the notes payable and the revolving credit facilities with affiliated companies are as follows (amounts in thousands):

	Line of
	credit	Maturity dates	Interest	Amounts outstanding
	amount	(fiscal year)	rates	2006	2005

Revolving credit facilities	$27,808	2011-2014	4.50%-6.00%	$—	$12,808
Other notes payable		2006-2008	4.75%-6.25%	—	18,987

Total				$—	$31,795

A total of $13.6 million of notes payable to affiliated companies was classified as current liabilities on the consolidated balance sheets as of September 30, 2005.

The Company had a note receivable and receivables under a credit facility with an affiliated company at September 30, 2005. All notes receivables from affiliated companies were subsequently repaid in December, 2005. These receivables bore interest at market rates and the interest income was approximately $0.1 million for the first three months of fiscal year 2006 and $0.7 million and $0.6 million for fiscal years 2005 and 2004, respectively. The principal balances and terms at September 30, 2005 of the notes receivable and the revolving credit facility with an affiliated company are as follows (amounts in thousands):

	Line of
	credit	Maturity dates	Interest	Amounts outstanding
	amount	(fiscal year)	rates	2006	2005

Revolving credit facilities	$12,808	2011	4.25%	$—	$3,373
Other note receivable		2008	3.50%	—	11,869

Total				$—	$15,242

17.	Spin/Merge and Separation Transaction

On January 10, 2006, Alberto-Culver entered into an agreement with Regis Corporation (Regis) to merge the Company with a subsidiary of Regis in a tax-free transaction. Pursuant to the terms and conditions of the merger agreement, the Company was to be spun off to Alberto-Culver’s stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger.

On April 5, 2006, Alberto-Culver provided notice to Regis that its board of directors had withdrawn its recommendation for shareholders to approve the transaction. Following Alberto-Culver’s notice to Regis, also on April 5, 2006, Regis provided notice to Alberto-Culver that it was terminating the merger agreement effective immediately. In connection with the termination of the merger agreement, Alberto-Culver paid Regis a $50.0 million termination fee on April 10, 2006. In addition, Alberto-Culver and the Company incurred transaction expenses, primarily legal and investment banking fees, during the fourth quarter of fiscal year 2005 and the first nine months of fiscal year 2006. The total amount of transaction expenses, including the termination fee, was $56.2 million ($35.2 million after taxes). Approximately $37.5 million ($23.2 million after taxes) of this amount was expensed by the Company in the second and third quarters of fiscal year 2006 in accordance with the terms of the transaction agreements. All transaction related expenses incurred are expected to be deductible for tax purposes.

On June 19, 2006, Alberto-Culver announced a plan to split its beauty supply distribution business, the Company, from its consumer products business. Pursuant to an Investment Agreement, CDRS Acquisition LLC (Investor), a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., will invest $575 million to obtain an equity ownership of approximately 48% of the Company on a fully-diluted basis and the Company will incur approximately $1.85 billion of new debt. Upon closing of the transactions, Alberto-Culver shareholders will

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

receive, for each share of Alberto-Culver common stock then owned, (i) one share of common stock of New Alberto-Culver, which will own and operate Alberto-Culver’s consumer products business, (ii) one share of common stock of Sally Beauty Holdings, Inc., which will own and operate the Company’s beauty supply distribution business and (iii) a $25.00 per share special cash dividend.

In connection with these transactions, Alberto-Culver and the Company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, during the fourth quarter of fiscal year 2005 and the first nine months of fiscal year 2006. For fiscal year 2006, the total amount of transaction expenses, including the termination fee, was $58.8 million ($38.3 million after taxes). Approximately $41.5 million ($27.2 million after taxes) of this amount was expensed by the Company during fiscal year 2006 in accordance with the terms of the transaction agreements. All expenses incurred related to the Regis transaction, including the termination fee, are expected to be deductible for tax purposes, while most expenses related to the transaction involving Clayton, Dubilier & Rice, Inc. are not expected to be deductible for tax purposes. Alberto-Culver intends to treat the transactions as though they constitute a change in control for purposes of Alberto-Culver’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of Alberto-Culver, including those held by the Company’s employees, became fully vested upon completion of the transactions. The Company expects to record a charge at that time equal to the amount of future compensation expense or approximately $5.3 million that would have been recognized in subsequent periods as the stock options and restricted shares for the Company’s employees vested over the original vesting periods. Upon completion of the transaction separating the Company from Alberto-Culver, all outstanding Alberto-Culver stock options held by employees of the Company became options to purchase shares of Sally Beauty Holdings, Inc. common stock.

The Investment Agreement provides that (i) upon the closing of the transactions Sally Beauty Holdings or the Company will pay all of Investor’s transaction expenses and a transaction fee in the amount of $30 million to Clayton, Dubilier & Rice, Inc. and (ii) Sally Beauty Holdings or the Company will pay certain of the combined transaction expenses of the Company and Alberto-Culver, up to a maximum of $20 million if the transactions close, and certain other expenses of Alberto-Culver not subject to the $20 million cap. Transaction expenses and the expenses of Alberto-Culver that are allocated to us are being expensed by us during the first quarter ending December 31, 2006. A transaction cost analysis is being performed to identify expenses associated with the debt financing that will be deferred and amortized in future periods.

Pursuant to the terms of a Separation Agreement, all cash, cash equivalents and short-term investments of the Company and its subsidiaries will be transferred to Alberto-Culver other than $52.7 million plus an additional amount. The additional amount will equal the sum of (i) an estimate of the amount needed to cover certain income taxes (as specified in a Tax Allocation Agreement), (ii) an amount determined pursuant to a formula intended to reflect the limitations placed on the number of shares of Sally Beauty Holdings that Investor may acquire in order not to jeopardize the intended tax-free nature of the share distribution, and (iii) unpaid balances on certain specified liabilities of the Company, minus other specified transaction costs. All intercompany receivables, payables and loans (other than trade payables and the Company’s portion of the transaction expenses described above) between the Company or any of its subsidiaries, on the one hand, and Alberto-Culver or any of its subsidiaries (other than the Company and its subsidiaries), on the other hand, will be canceled prior to completion of the transactions. In addition, prior to completion of the transactions, all intercompany agreements between the Company or any of its subsidiaries and Alberto-Culver or any of its subsidiaries will terminate, other than certain agreements specifically designated in the Separation Agreement to survive following the transactions.

In addition, upon completion of the transaction separating us from Alberto-Culver, Michael H. Renzulli, Chairman of the Company, terminated his employment with Alberto-Culver and the Company. The Company will provide Mr. Renzulli with certain benefits primarily consisting of a lump-sum cash payment of $3.6 million within 30 days after completion of the transactions. The Company will expense the cash payment at the time of completion of the transactions.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

18.	Business Segments and Geographic Area Information

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores, which offers professional beauty supplies to both salon professionals and retail customers, and (ii) Beauty Systems Group, a full service beauty supply distributor, which offers professional brands of beauty products directly to salons through its own sales force and professional only stores in exclusive geographical territories in North America, the United Kingdom, Spain and the Netherlands.

The accounting policies of the segments are the same as described in the summary of significant accounting policies in “note 1.” The Company does not sell between segments.

Segment data for the fiscal years ended September 30, 2006, 2005 and 2004 is as follows (in thousands):

Business Segments Information

	2006	2005	2004
Net sales:
Sally Beauty Supply	$1,419,332	$1,358,899	$1,296,057
Beauty Systems Group	953,768	895,408	801,610

	$2,373,100	$2,254,307	$2,097,667

Earnings before provision for income taxes:
Sally Beauty Supply	$188,786	$168,663	$151,811
Beauty Systems Group	66,928	55,584	70,895

Segment operating profit	255,714	224,247	222,706
Unallocated expenses*	(28,852)	(27,615)	(26,051)
Stock option expense	(5,186)	—	—
Non-cash charge related to Alberto-Culver’s conversion to one class of common stock	—	(4,051)	(27,036)
Transaction expense	(41,475)	—	—
Interest expense, net of interest income	(92)	(2,966)	(2,250)

	$180,109	$189,615	$167,369

Identifiable assets:
Sally Beauty Supply	$557,615	$465,091	$465,813
Beauty Systems Group	770,436	726,182	601,098

Sub-total	1,328,051	1,191,273	1,066,911
Corporate**	10,790	34,234	35,517

Total	$1,338,841	$1,225,507	$1,102,428

Depreciation and amortization:
Sally Beauty Supply	$21,923	$20,506	$15,596
Beauty Systems Group	16,109	13,400	9,023

Total depreciation and amortization	$38,032	$33,906	$24,619

Capital expenditures:
Sally Beauty Supply	$20,952	$33,358	$40,242
Beauty Systems Group	9,390	18,878	11,721

Total capital expenditures	$30,342	$52,236	$51,963

*	Unallocated expenses consist of corporate charges from Alberto-Culver.

**	Corporate identifiable assets consist of amounts due from Alberto-Culver, deferred tax assets and notes receivable from affiliated companies.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

Geographic data for the fiscal years ended September 30, 2006, 2005 and 2004 is as follows (in thousands):

Geographic Area Information

	2006	2005	2004

Net sales*:
United States	$2,106,525	$2,007,947	$1,871,988
Foreign	266,575	246,360	225,679

	$2,373,100	$2,254,307	$2,097,667

Identifiable assets:
United States	$1,114,151	$1,019,873	$911,289
Foreign	213,900	171,400	155,622
Corporate**	10,790	34,234	35,517

	$1,338,841	$1,225,507	$1,102,428

*	Net sales are attributable to individual countries based on the location of the customer.

**	Corporate identifiable assets consist of amounts due from Alberto-Culver, deferred tax assets and notes receivable from affiliated companies.

19.	Subsequent Events

On November 16, 2006, the Company completed its separation from Alberto-Culver. In connection with the transaction and as provided in the investment agreement, CDRS Acquisition LLC, an investment fund organized by Clayton Dubilier & Rice VII, L.P., and CD&R Parallel Fund L.P. invested an aggregate of $575 million for an equity interest representing approximately 47.6% of the common stock on a fully diluted basis. The Company through its subsidiaries incurred $1,850.0 million of indebtedness by drawing on a revolving (asset-based lending) facility in an amount equal to $70.0 million and two term loan facilities in an aggregate amount of $1,070.0 million, as well as by issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million.

Proceeds from the debt were used to pay the $25.00 per share special cash dividend to holders of record of Alberto-Culver stockholders and for certain expenses associated with the agreement. On November 16, 2006, the Company paid Alberto-Culver approximately $20.4 million and Clayton Dubilier & Rice, Inc. $30.0 million, as well as paid other expenses called for under the agreement. These payments are being expensed during the first quarter-ended December 31, 2006. In addition, all intercompany receivables, payables and loans between the Company and Alberto-Culver have been canceled, except for those specifically designated to survive the agreement.

The term loan facilities and asset-backed lending facility are secured by substantially all of the assets of the Company and its subsidiaries. The term loan credit facilities may be prepaid at the Company’s option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreements) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the asset-based lending credit facility.

The notes are unsecured obligations of the issuers and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company. The senior notes and the senior subordinated notes carry optional redemption features whereby the Company has the option to redeem the notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest, and on or after November 15, 2010 and November 15, 2011, respectively, at par plus a premium declining ratably to par, plus accrued and unpaid interest.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

Details of the debt issued at November 16, 2006 is as follows (in thousands):

		Maturity dates	Interest
	Amount	(fiscal year)	rates

Revolving credit facilities	$70,000	2011	(i) PRIME and up to 0.50% or;
			(ii) LIBOR plus (1.0% to 1.50%)
Term loan A	150,000	2012	(i) PRIME plus (1.00% to 1.50%) or; (ii) LIBOR plus (2.00% to 2.50%)
Term loan B	920,000	2013	(i) PRIME plus (1.25% to 1.50%) or; (ii) LIBOR plus (2.25% to 2.50)%

Total	$1,140,000

Senior notes	$430,000	2014	9.25%
Senior subordinated notes	280,000	2016	10.50%

Total	$710,000

On November 17, 2006, Sally Beauty Holdings, Inc. had 180,050,492 shares of stock issued and outstanding and commenced regular-way trading on the New York Stock Exchange (NYSE) as an independent company under the symbol SBH.

On November 24, 2006, the Company entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million. These agreements expire in two and three years, respectively. Both agreements allow the Company to convert a portion of its variable rate interest to a fixed rate at 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.25% to 2.50%), respectively.

On December 19, 2006, the Company announced that (1) BSG, other than its Armstrong-McCall division, will not retain its rights to distribute the professional products of L’Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG currently has distribution rights, and (2) BSG’s Armstrong McCall division will not retain the rights to distribute Redken professional products through distributor sales consultants or its stores. In replacement of these rights, BSG entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG will have non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. Armstrong McCall will retain its exclusive rights to distribute Matrix professional products in its territories, and BSG will retain exclusive rights to distribute Matrix products in its stores and by its distributor sales consultants in its BSG Canada territory. We expect the impact of the loss of BSG’s exclusive rights to distribute L’Oreal professional products in BSG stores and by its distributor sales consultants to negatively impact our consolidated revenue by approximately $110 million during the last nine months of our 2007 fiscal year. This number includes anticipated ancillary impact on revenue from other products that may be indirectly affected by these developments.

Sally Holdings, Inc. and Subsidiaries
(A Wholly-Owned Subsidiary of Alberto-Culver Company)
Notes to Consolidated Financial Statements

20.	Quarterly Financial Data (Unaudited)

Unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2006 and 2005 is summarized below (in thousands):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2006:
Net sales	$586,355	$581,101	$599,534	$606,110
Gross profit	$266,868	$269,959	$276,407	$273,537
Net earnings	$33,804	$31,175	$14,551	$30,663

2005:
Net sales	$550,810	$560,527	$576,623	$566,347
Gross profit	$248,879	$255,797	$264,626	$257,698
Net earnings	$29,880	$26,734	$31,565	$28,282

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are attached as exhibits to this report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Limitations on the Effectiveness of Controls.  We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.  The evaluation of our disclosure controls and procedures included a review of their objectives and design, the Company’s implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2006, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors of the Company

Composition.  Our Board of Directors consists of eleven individuals, in three staggered classes, as nearly equal in number as possible, with six persons named by Alberto-Culver, including Mr. Winterhalter, at least four of whom qualify as independent of the Company under the rules of the New York Stock Exchange, and five persons named by CDRS, at least two of whom qualify as independent of the Company under the rules of the NYSE.

Pursuant to the stockholders agreement among us, CDRS, Parallel Fund and the Lavin family stockholders, following the 2007 annual meeting of our stockholders until the earlier of the tenth anniversary of the closing date and the termination of the stockholders agreement, so long as the ownership percentage of CDR investors’ and their affiliates’ and their permitted transferees’ shares of our common stock in the aggregate equals or exceeds the percentages set forth in the table below, CDRS will have the right to designate for nomination to our Board of Directors, a number of individuals, to whom we refer as CDRS designees, set forth opposite the applicable percentage:

Ownership	Number of
Percentage	Investor Designees

45% or greater	five individuals
less than 45% but equal to
or greater than 35%	four individuals
less than 35% but equal to
or greater than 25%	three individuals
less than 25% but equal to
or greater than 15%	two individuals
less than 15% but equal to or greater than 5%	one individual

Vacancies.  Under the stockholders agreement, any vacancy occurring in our Board of Directors and any newly-created directorships will be filled by a vote of a majority of the remaining directors, provided that until the earlier of the tenth anniversary of the closing date and the termination of the stockholders agreement, the CDRS’ designees who are members of the Nominating and Corporate Governance Committee of our Board of Directors (or if none remain, the remaining CDRS’ designees) have the right to designate for nomination or appointment to the Board of Directors a replacement in the event of the death, resignation, retirement, disqualification or removal from office (other than removal for cause) of a CDRS’ designee. Prior to the 2007 annual meeting of stockholders, the non-CDRS designees have the right to designate appointment to our Board of Directors a replacement in the event of the death, resignation, retirement, disqualification or removal from office (other than removal for cause) of a non-CDRS designee.

Chairman.  Under the stockholders agreement, the Chairman of our Board of Directors is a CDRS’ designee.

Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the directors and executive officers of the Company. Our Board of Directors consists of three staggered classes. The terms of Class I, II and III directors will expire on the dates of our first, second and third annual stockholder meetings, respectively.

Name	Age	Position

James G. Berges	58	Non-executive Chairman of the Board and Class I Director
Gary G. Winterhalter	54	President and Chief Executive Officer and Class II Director
John R. Golliher	54	President, Beauty Systems Group
Bennie L. Lowery	56	Senior Vice President and General Merchandise Manager, Beauty Systems Group
Gary T. Robinson	59	Senior Vice President, Chief Financial Officer and Treasurer
W. Richard Dowd	64	Senior Vice President, Distribution and Chief Information Officer
Neil B. Riemer	55	President, Armstrong McCall
Raal H. Roos	54	Senior Vice President, General Counsel and Secretary
Michael G. Spinozzi	47	President, Sally Beauty Supply
Kathleen J. Affeldt	58	Class II Director
Marshall E. Eisenberg	61	Class I Director
Donald J. Gogel	57	Class III Director
Robert R. McMaster	58	Class III Director
Walter L. Metcalfe, Jr.	67	Class II Director
John A. Miller	53	Class I Director
Martha Miller de Lombera	58	Class III Director
Edward W. Rabin	59	Class II Director
Richard J. Schnall	37	Class I Director

Set forth below are descriptions of the backgrounds of the directors and executive officers and their principal occupations for at least the past five years. Except as set forth below, each of our directors and officers was appointed to his or her position in connection with our separation from Alberto-Culver in November 2006.

James G. Berges is an operating principal of Clayton, Dubilier & Rice, Inc. Mr. Berges was President of Emerson Electric Co. from 1999 until his retirement in 2005. Emerson Electric Co. is a global manufacturer of products, systems and services for industrial automation, process control, HVAC, electronics and communications, and appliances and tools. He is also a director of MKS Instruments, Inc. and PPG Industries, Inc.

Gary G. Winterhalter is the Company’s President and Chief Executive Officer, as well as a director. Prior to the Company’s separation from the Alberto-Culver Company, Mr. Winterhalter served as the President of Sally Holdings since May 2005. From January 2004 to May 2005, Mr. Winterhalter served as President, Sally Beauty Supply / BSG North America, and from January 1996 to January 2004, he served as President of Sally USA. Mr. Winterhalter also served in other operating positions with Alberto-Culver between 1987 and 1996.

John R. Golliher is the President of Beauty Systems Group. Prior to the Company’s separation from the Alberto-Culver Company, Mr. Golliher served as President of Beauty Systems Group since July 2006. From December 2003 to July 2006, Mr. Golliher served as Vice President and General Manager for the West Coast Beauty Systems division of Beauty Systems Group. From October 2001 to December 2003, Mr. Golliher served as Vice President of Full Service Sales, Beauty Systems Group East.

Bennie L. Lowery is the Company’s Senior Vice President and General Merchandise Manager of Beauty Systems Group. Prior to the Company’s separation from the Alberto-Culver Company, Mr. Lowery served as Senior Vice President and General Merchandise Manager of Beauty Systems Group since May 2006. From October 1993 to May 2006, Mr. Lowery served as Senior Vice President and General Merchandise Manager of Sally Beauty Supply.

Gary T. Robinson is the Company’s Senior Vice President, Chief Financial Officer and Treasurer. Prior to the Company’s separation from the Alberto-Culver Company, Mr. Robinson served as Beauty Systems Group, Inc.’s and Sally Beauty Company, Inc.’s Senior Vice President, Chief Financial Officer and Treasurer since October 2004. Prior to that, Mr. Robinson served as Beauty Systems Group, Inc.’s and Sally Beauty Company, Inc.’s Senior Vice

President, Chief Financial Officer and Assistant Treasurer from October 2000 to October 2004. Mr. Robinson has informed the Company that he intends to retire. The Company has begun a search to identify Mr. Robinson’s successor, and he has agreed to continue his employment until a successor has been hired and, if requested, for a brief transition period thereafter. In connection with his retirement, the Company intends to pay Mr. Robinson the amounts otherwise due under his termination agreement as if he was terminated without cause.

W. Richard Dowd is the Company’s Senior Vice President, Distribution and Chief Information Officer. From November 1997 to the present, Mr. Dowd served as Sally Beauty Company, Inc.’s Senior Vice President, Distribution and Chief Information Officer.

Neil B. Riemer is President of Armstrong McCall. Prior to the Company’s separation from the Alberto-Culver Company, Mr. Riemer served as President of Armstrong McCall since October 2004. From October 2002 to September 2004, Mr. Riemer served as Vice President, Franchise Development of Armstrong McCall. From December 2001 to October 2002, Mr. Riemer served as Vice President, Purchasing of Armstrong McCall. Prior to that, Mr. Riemer served as Executive Vice President, Administration of Armstrong McCall.

Raal H. Roos is the Company’s Senior Vice President, General Counsel and Secretary. Mr. Roos became Senior Vice President in December 2006 and was appointed Vice President, General Counsel and Secretary in connection with our separation from Alberto-Culver in November 2006. Prior to the Company’s separation from the Alberto-Culver Company, Mr. Roos served as Beauty Systems Group, Inc.’s and Sally Beauty Company, Inc.’s Vice President, General Counsel and Secretary since October 2004. Prior to that, Mr. Roos served as Beauty Systems Group, Inc.’s and Sally Beauty Company, Inc.’s Vice President, General Counsel and Assistant Secretary from October 2000 to October 2004.

Michael G. Spinozzi is President of Sally Beauty Supply. Prior to the Company’s separation from the Alberto-Culver Company, Mr. Spinozzi served as President of Sally Beauty Supply since May 2006. Prior to that, Mr. Spinozzi served in several capacities at Borders Group, Inc., most recently as Executive Vice President from March 2001 to May 2006.

Kathleen J. Affeldt retired from Lexmark International in February 2003 where she had been Vice President of Human Resources since July 1996. She joined Lexmark when it became an independent company in 1991 as the Director of Human Resources. Ms. Affeldt began her career at IBM in 1969, specializing in sales of supply chain systems. She later held a number of human resources management positions. Ms. Affeldt has served as a director of SIRVA, Inc. since August 2002 and currently serves as chair of the Board’s Compensation Committee. She also serves as a director of BTE, Inc. and Whole Health, Inc.

Marshall E. Eisenberg is a founding partner of the Chicago law firm of Neal, Gerber & Eisenberg LLP and has been a member of the firm’s Executive Committee for the past 20 years. Mr. Eisenberg is Secretary of General Growth Properties, Inc. and a director of Engineered Controls International, Inc., Jel-Sert Company and Ygomi, Inc. Mr. Eisenberg has served on the Board of Visitors of the University of Illinois College of Law. Mr. Eisenberg received his J.D. degree with honors from the University of Illinois College of Law in 1971, where he served as a Notes and Comments Editor of the Law Review and was elected to the Order of the Coif.

Donald J. Gogel is President and Chief Executive Officer of Clayton, Dubilier & Rice, Inc. Prior to joining Clayton, Dubilier & Rice, Inc. in 1989, Mr. Gogel was a partner at McKinsey & Company, Inc. and a Managing Director at Kidder, Peabody & Company, Inc. He served as interim Chief Executive Officer of Kinko’s in 1996. Mr. Gogel holds a B.A. degree from Harvard College, a graduate degree from Balliol College, Oxford University, where he was a Rhodes Scholar, and a J.D. degree from Harvard Law School.

Robert R. McMaster is a director of Dominion Homes, Inc. and a member of its audit committee and compensation committee and is chairman of The Columbus Foundation audit committee. From May 2003 until June 2006, Mr. McMaster served as a director of American Eagle Outfitters, Inc. and as chairman of its audit committee and a member of its compensation committee. From December 2003 until February 2005, Mr. McMaster served as Chief Executive Officer of ASP Westward, LLC and ASP Westward, L.P. and from June 1997 until February 2002, Mr. McMaster served as Chief Executive Officer of Westward Communications Holdings, LLC and Westward Communications, L.P. Mr. McMaster is a former partner of KPMG LLP and a former member of its management committee.

Walter L. Metcalfe, Jr. is a partner in Bryan Cave LLP, an international law firm, and for ten years ending in September 2004 he served as its chairman and chief executive officer. Mr. Metcalfe holds a law degree from the University of Virginia where he was elected to the Order of the Coif.

Martha Miller de Lombera retired from The Procter & Gamble Company, a manufacturer and marketer of a broad range of consumer products, in 2001, following 25 years of service in various marketing and general management positions. At the time of her retirement, she was Vice President and General Manager—Latin American North Market Development Organization. Ms. Miller de Lombera is also a director of Nationwide Financial Services, Inc. where she is a member of its Finance Committee and a director of Ryerson Inc.

Edward W. Rabin was President of Hyatt Hotels Corporation until 2006, having served in various senior management roles since joining the company in 1969. Mr. Rabin is a director of SMG Corporation. He is also a director of PrivateBancorp, Inc. and serves on its investment, compensation, nominating and corporate governance committees. Mr. Rabin is a director of WMS Industries Inc., serving as chair of its compensation committee and as a member of its audit committee. He is a board member of Oneida Holdings, Inc. He is a board member and trustee of the Museum of Contemporary Art, Chicago and a consulting director of the Richard Gray Gallery, Chicago and New York. Mr. Rabin attended the Wharton School of Advanced Business Management.

Richard J. Schnall is a financial principal of Clayton, Dubilier & Rice, Inc. Prior to joining Clayton, Dubilier & Rice, Inc. in 1996, he worked in the Investment Banking division of Donaldson, Lufkin & Jenrette, Inc. and Smith Barney & Co. Mr. Schnall is a limited partner of CD&R Associates VI Limited Partnership, a director and stockholder of CD&R Investment Associates VI, Inc. and a director of VWR International, Inc. and SIRVA, Inc. Mr. Schnall is a graduate of the Wharton School of Business at the University of Pennsylvania and holds a Masters of Business Administration from Harvard Business School.

Annual Meeting

Our second amended and restated by-laws provide that an annual meeting of stockholders will be held each year on a date specified by the Company’s board of directors. We expect our first annual meeting of stockholders to be held in April 2007.

Committees of the Board of Directors

Pursuant to the second amended and restated by-laws, our Board of Directors established the following committees:

•	Audit Committee;

•	Compensation Committee;

•	Nominating and Corporate Governance Committee;

•	Finance Committee; and

•	Executive Committee.

The function of each committee is described below.

Each committee, pursuant to its charter adopted by the Board of Directors, consists of four members, of whom up to two are, and shall be, CDRS designees and at least two shall be, and are, non-CDRS designees. A CDRS designee is entitled under the stockholders agreement to chair the Compensation Committee, the Nominating and Corporate Governance Committee and the Finance Committee, and a non-CDRS designee is entitled to chair the Audit Committee and the Executive Committee.

Audit Committee

The Audit Committee consists of Mr. McMaster (chair), Mr. Eisenberg, Mr. Metcalfe and Mr. Miller. The Board of Directors has determined that each member of the Audit Committee is financially literate, that each member of the Audit Committee meets the independence requirements of the NYSE and Rule 10A-3 of the Exchange Act and that

Mr. Eisenberg, Mr. McMaster and Mr. Miller each qualify as an “audit committee financial expert” (as such term is defined under Item 401(h) of Regulation S-K promulgated under the Securities Act of 1933, as amended).

The Audit Committee will assist the Board of Directors in fulfilling its oversight responsibilities for:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the independent auditor’s qualifications and independence; and

•	the performance of our internal audit function and independent auditors.

The Audit Committee is establishing a pre-approval policy to pre-approve all permissible audit and non-audit services provided by our independent auditors. We expect that on an annual basis, the Audit Committee will review and provide pre-approval for certain types of services that may be rendered by the independent auditors, together with a budget for the applicable fiscal year. The pre-approval policy is also expected to require the pre-approval of any fees that are in excess of the amount budgeted by the Audit Committee. The pre-approval policy is expected to contain a provision delegating limited pre-approval authority to the chairman of the Audit Committee in instances when pre-approval is needed prior to a scheduled audit committee meeting. The chairman of the Audit Committee would be required to report on such pre-approvals at the next scheduled Audit Committee meeting.

The Audit Committee is governed by the Audit Committee charter, which was adopted by the Transactions Committee of the Board of Directors on November 16, 2006 and ratified by the full Board of Directors on December 5, 2006.

Compensation Committee

The Compensation Committee is composed of members who are considered independent under the independence requirements of the NYSE. The purpose of the Compensation Committee is to, among other things:

•	review and approve corporate goals and objectives relevant to chief executive officer compensation and evaluate the chief executive officer’s performance in light of those goals and objectives;

•	determine and approve the chief executive officer’s compensation level based on this evaluation;

•	approve compensation of other executive officers;

•	review and recommend to the board of directors equity based incentive compensation plans in which executive officers will participate; and

•	prepare the reports and analysis on executive compensation, which will be required to be included in our annual proxy statements.

The Compensation Committee is governed by the Compensation Committee charter, which was adopted by the Transactions Committee of the Board of Directors on November 16, 2006 and ratified by the full Board of Directors on December 5, 2006.

The Compensation Committee consists of Ms. Affeldt (chair), Mr. Eisenberg, Ms. Miller de Lombera and Mr. Rabin.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed of members who are considered independent under the independence requirements of the NYSE. The purpose of the Nominating and Corporate Governance committee is to, among other things:

•	identify individuals qualified and suitable to become members of our Board of Directors and to recommend to our Board of Directors the director nominees for each annual meeting of stockholders;

•	develop and recommend to our Board of Directors a set of corporate governance principles applicable to the Company; and

•	oversee the evaluation of the Board of Directors and management.

The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee charter, which was adopted by the Transactions Committee of the Board of Directors on November 16, 2006 and ratified by the full Board of Directors on December 5, 2006.

The Nominating and Corporate Governance Committee consists of Mr. Metcalfe (chair), Ms. Affeldt, Ms. Miller de Lombera and Mr. Rabin.

Executive Committee

The purpose of the Executive Committee is to assist our Board of Directors with its responsibilities and, except as may be limited by law, our Certificate of Incorporation or our By-laws, to exercise the powers and authority of our Board of Directors when it is not in session. The Executive Committee is governed by the Executive Committee charter, which was adopted by the Board of Directors on December 5, 2006. The Executive Committee consists of Mr. Berges (chair) and Messrs. Miller, Schnall and Winterhalter.

Finance Committee

The purpose of the Finance Committee is to provide assistance to the Board of Directors in satisfying its fiduciary responsibilities relating to our financing strategy, financial policies and financial condition. The Finance Committee consists of Mr. Schnall (chair), and Messrs. Gogel, McMaster and Miller. The Finance Committee is governed by the Finance Committee charter, which was adopted by the Board of Directors on December 5, 2006.

Corporate Governance

Communications with the Board of Directors

Any holder of the our stock who desires to contact our Board of Directors may do so by mailing any communications directly to the attention of the Chairman of our Board of Directors at the our headquarters in Denton, Texas. The Chairman will determine what, if any, actions need be taken with respect to each communication including discussing such matters with only the non-management directors, a specific committee or the full Board of Directors.

Nomination of Directors

The Board of Directors is responsible for nominating directors for election by our stockholders and filling any vacancies on the Board of Directors that may occur. The Nominating and Corporate Governance Committee will be responsible for identifying individuals the committee believes are qualified to become members of the Board of Directors. In accordance with our Second Amended and Restated By-laws, after our 2007 annual meeting of stockholders, CDRS shall have the right to nominate a certain number of directors in proportion to its and its affiliates ownership of specified percentages of our common stock. We anticipate that the Nominating and Corporate Governance Committee will consider recommendations for director nominees from a wide variety of sources, including other members of the Board of Directors, management, stockholders, and, if deemed appropriate, from professional search firms. The Nominating and Corporate Governance Committee will take into account the applicable requirements for directors under the Exchange Act and the listing standards of the NYSE. In addition, we anticipate that the committee may take into consideration such other factors and criteria as it deems appropriate in evaluating a candidate, including such candidate’s judgment, skill, integrity, and business and other experience.

Director Qualifications

In order to be recommended by the Nominating and Corporate Governance Committee, subject to the provisions of the stockholders agreement, our Corporate Governance Guidelines require that each candidate for director must, at a minimum, have integrity, be committed to act in the best interest of all of our stockholders, and be able and willing to devote the required amount of time to the Company’s affairs, including attendance at Board of Director meetings. In addition, the candidate cannot jeopardize the independence of a majority of the Board of Directors.

Our qualification guidelines also provide that each candidate should preferably also have the following qualifications: business experience, demonstrated leadership skills, experience on other boards and skill sets which add to the value of our business.

Code of Ethics, Code of Business Conduct and Ethics and Governance Guidelines

The Board of Directors has adopted (a) Governance Guidelines and a (b) Code of Business Conduct and Ethics that apply to directors, officers and employees. Copies of these documents and the committee charters are available on our website at www.sallybeautyholdings.com and are available in print to any person, without charge, upon written request to the Vice President of Investor Relations. We intend to disclose on our website at www.sallybeautyholdings.com any substantive amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to these individuals or persons performing similar functions.

Compensation of Directors

We expect to adopt a Director Compensation Policy under which each non-employee director will receive cash compensation for service on our Board of Directors and its committees customary for directors of companies of similar size to us in the distribution business. Under this policy, non-employee directors will also receive equity compensation customary for companies of our size in the distribution business. On December 5, 2006, the Company granted an option to purchase 15,000 shares of common stock to each of the following directors: Ms. Affeldt, Mr. Eisenberg, Mr. McMaster, Mr. Metcalfe, Mr. Miller, Ms. Miller de Lombera and Mr. Rabin.

Employee directors will receive no additional compensation for serving on the board of directors or its committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, the NYSE and us. Based solely on our review of such reports received by it, we believe that during fiscal year 2006, our executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table contains compensation information for the Company’s Chief Executive Officer and the four other most highly compensated persons (“named executive officers”). The determination of the four most highly compensated persons was based on their employment with Alberto-Culver for the year ended September 30, 2006. All of the information included in this table reflects compensation earned by the named executive officers for services rendered to Alberto-Culver and its subsidiaries for the year ended September 30, 2006. Unless the context suggests otherwise, references to “restricted stock” and “stock options” mean shares of Alberto-Culver common stock and options to purchase Alberto-Culver common stock, respectively, as of September 30, 2006. Amounts shown are for individuals in their last position with Alberto-Culver and do not necessarily reflect the compensation which these individuals will earn in their new capacities as executive officers of the Company.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
				Other	Awards		Payouts	All
				Annual	Restricted	Securities		other
				Compen-	Stock	Underlying	LTIP	Compen-
Name and		Salary	Bonus	sation	Awards	Options	Payouts	sation
Principal Position	Year	($)	($)	($)	($)(1)	(#)(2)	($)(3)	($)

Gary G. Winterhalter	2006	650,000	493,000	2,673	0	50,000	0	93,183	(4)
President and	2005	556,250	100,000	2,102	0	38,600	0	135,433
Chief Executive Officer	2004	496,250	525,000	803	0	42,000	280,000	112,496

W. Richard Dowd	2006	232,111	138,896	0	0	12,000	0	34,581	(5)
Senior Vice President,	2005	228,713	91,720	0	0	11,200	0	43,171
Distribution and Chief	2004	221,527	176,629	0	0	12,300	100,000	38,157
Information Officer

John R. Golliher	2006	309,662	101,595	0	0	6,400	0	31,162	(6)
President,	2005	304,169	49,939	0	0	6,300	0	22,691
Beauty Systems Group	2004	272,180	72,948	0	44,230	6,900	20,000	20,881

Bennie L. Lowery	2006	316,134	189,017	0	0	16,000	0	65,099	(7)
Senior Vice President and	2005	311,495	220,993	0	0	15,600	0	62,962
General Merchandise Manager,	2004	301,707	232,050	0	0	17,250	140,000	51,156
Beauty Systems Group

Gary T. Robinson	2006	250,968	217,909	0	0	12,000	0	32,550	(8)
Senior Vice President,	2005	245,583	103,421	0	0	11,200	0	45,925
Chief Financial Officer	2004	230,378	175,808	0	0	12,300	100,000	41,037
and Treasurer

(1)	On September 30, 2006, Messrs. Winterhalter, Dowd, Golliher, Lowery and Robinson held 1,500,551; 482,551 and 750 shares of restricted stock, respectively, with a market value of $75,885; $27,875; $24,384; $27,875 and $37,943, respectively. Dividends are paid on shares of restricted stock.

(2)	The number of securities underlying the options granted has been adjusted to reflect the 50% stock dividend paid on February 20, 2004.

(3)	Represents long-term incentive plan payments under the Alberto-Culver Shareholder Value Incentive Plan, or SVIP. For the three-year performance period ended September 30, 2006, Alberto-Culver’s Total Shareholder Return, or TSR, was 32.16% placing it in the 37.8th percentile of the Standard & Poor’s 500 Index with no corresponding payout per unit. For the three-year performance period ended September 30, 2005, Alberto-Culver’s TSR was 37.01% placing it in the 31.7th percentile of the Standard & Poor’s 500 Index with no corresponding payout per unit. For the three-year performance period ended September 30, 2004, Alberto-

Culver’s TSR was 104.07% placing it in the 87th percentile of the Standard & Poor’s 500 Index with a corresponding payout per unit of $2,000 under the Alberto-Culver SVIP.

(4)	The amount includes $4,172 of imputed income from life insurance; a Company contribution to the Profit Sharing Plan of $9,389; $5,438 of matching contributions to the Sally Beauty 401(k) Savings Plan; and $74,184 of contributions pursuant to the Alberto-Culver Executive Deferred Compensation Plan.

(5)	The amount includes $2,265 of imputed income from life insurance; a Company contribution to the Profit Sharing Plan of $9,389; $5,438 of matching contributions to the Sally Beauty 401(k) Savings Plan; and $17,489 of contributions pursuant to the Alberto-Culver Executive Deferred Compensation Plan.

(6)	The amount includes $2,097 of imputed income from life insurance; a Company contribution to the Profit Sharing Plan of $9,389; $5,438 of matching contributions to the Sally Beauty 401(k) Savings Plan; and $14,238 of contributions pursuant to the Alberto-Culver Executive Deferred Compensation Plan.

(7)	The amount includes $3,077 of imputed income from life insurance; a Company contribution to the Profit Sharing Plan of $9,389; $5,438 of matching contributions to the Sally Beauty 401(k) Savings Plan; and $47,195 of contributions pursuant to the Alberto-Culver Executive Deferred Compensation Plan.

(8)	The amount includes $2,437 of imputed income from life insurance; a Company contribution to the Profit Sharing Plan of $9,389; $5,438 of matching contributions to the Sally Beauty 401(k) Savings Plan; and $15,286 of contributions pursuant to the Alberto-Culver Executive Deferred Compensation Plan

Executive Officer Severance Agreements

The Company entered into Severance Agreements, each dated as of November 16, 2006, with certain Company executives. Each Severance Agreement provides that if, in the 24 months following a Change in Control, the executive’s employment is terminated by a qualifying termination, which includes termination by the Company without Cause or by the executive for Good Reason, then the executive will be entitled to certain benefits. These benefits include (i) a cash payment equal to the executive’s annual bonus, as determined in accordance with the Company’s annual incentive plan, pro-rated to reflect the portion of the year elapsed prior to the executive’s termination, (ii) a lump-sum cash payment equal to a multiple of the executive’s annual base salary at the time of termination plus a multiple of the average dollar amount of the executive’s actual or annualized annual bonus in respect of the five years preceding termination, and (iii) continued medical and welfare benefits, on the same terms as prior to termination, for a period of 24 months following termination.

For purposes of the Severance Agreement:

•	“Cause” generally includes the executive’s (i) willful and deliberate breach of his or her duties and responsibilities or (ii) commission of a felony involving moral turpitude.

•	“Good Reason” generally includes (i) an adverse change to the executive’s position, duties or responsibilities, (ii) reduction of the executive’s rate of salary or diminution of employee benefits, or (iii) relocation of the executive of more than 20 miles from the facility where the executive was located at the time of the Change in Control.

•	“Change of Control” generally includes (i) the acquisition by any person, other than CDRS or its affiliates, of 20% or more of the voting power of the Company’s outstanding common stock, (ii) a change in the majority of the incumbent board of directors, (iii) a reorganization, merger or consolidation of the Company or sale of substantially all of the Company’s assets, or (iv) shareholder approval of the complete liquidation or dissolution of the Company.

The executives party to a Severance Agreement with the Company and their respective payment multiples are set forth in the following table:

Executive Officer	Multiple

Gary G. Winterhalter	2.99
President and CEO
W. Richard Dowd	1.99
Senior Vice President, Distribution and Chief Information Officer
Bennie L. Lowery	2.49
Senior Vice President and General Merchandise Manager, Beauty Systems Group
Gary T. Robinson	1.99
Senior Vice President, Chief Financial Officer and Treasurer
Raal H. Roos	1.49
Senior Vice President, General Counsel and Secretary

Additional information required for this Item is incorporated herein by reference to the sections entitled “Compensation of Executive Officers of New Sally—Stock Option Grants,” “—Stock Option Exercises,” “—Long-Term Incentive Awards” and “—Employment Contracts, Termination of Employment and Change in Control Agreements” as well as “The Transactions—Interests of Certain Persons in the Transactions—Termination Agreements” in the Company’s Final Proxy Statement/Prospectus—Information Statement (File No. 333-136259), filed pursuant to Rule 424(b)(3) on October 13, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below contains information as of December 8, 2006, except as otherwise indicated, concerning the number of shares of Common Stock beneficially owned by each director, each named executive officer, each person who is known to own 5% or more of the Company’s outstanding shares of Common Stock and by all directors and executive officers as a group. Except as specified below, the business address of the persons listed is the Company’s headquarters, 3001 Colorado Boulevard, Denton, Texas 76210-6802.

Name of	Amount and Nature of Beneficial	Percent of
Beneficial Owner	Ownership of Common Stock(1)	Class(2)

Gary G. Winterhalter	266,059(3)	*
W. Richard Dowd	163,407(4)	*
John R. Golliher	29,703(5)	*
Bennie L. Lowery	125,598(6)	*
Gary T. Robinson	23,736(7)	*
Kathleen J. Affeldt	0	*
Marshall E. Eisenberg	20,000	*
James G. Berges	0	*
Donald J. Gogel	0	*
Robert R. McMaster	10,000	*
Walter L. Metcalfe, Jr.	0	*
Martha Miller de Lombera	0	*
John A. Miller	113,879(8)	*
Edward W. Rabin	50,000(9)	*
Richard J. Schnall	0	*
All directors and executive officers as a group (15 persons)	802,382(10)	*
CDR investors	86,362,971(11)	47.95%
Carol L. Bernick	12,337,845(12)	6.85%

(1)	Except as otherwise noted, the directors and named executive officers, and all directors and executive officers as a group, have sole voting power and sole investment power over the shares listed.

(2)	An asterisk indicates that the percentage of common stock projected to be beneficially owned by the named individual does not exceed one percent of our common stock.

(3)	Includes 2,669 shares held as a participant in the Profit Sharing Plan and 229,131 shares subject to stock options exercisable currently or within 60 days.

(4)	Includes 66,102 shares held jointly with his wife, 5,442 shares held as a participant in the Profit Sharing Plan, 2,547 shares held as a participant in the Sally Beauty 401(k) Savings Plan, and 163,407 shares subject to stock options exercisable currently or within 60 days.

(5)	Includes 1,022 shares held jointly with his wife, 505 shares held as a participant in the Profit Sharing Plan, 607 shares held as a participant in the Sally Beauty 401(k) Savings Plan, and 26,659 shares subject to stock options exercisable currently or within 60 days.

(6)	Includes 121,264 shares subject to stock options exercisable currently or within 60 days.

(7)	Includes 22,986 shares subject to stock options exercisable currently or within 60 days.

(8)	Includes 6,000 shares held as a custodian for minor children and 113,879 shares subject to stock options exercisable currently or within 60 days.

(9)	Held as trustee of trust for benefit of himself.

(10)	Includes 8,616 shares held as participants in the Profit Sharing Plan, 3,154 shares held as participants in the Sally Beauty 401(k) Savings Plan, and 550,485 shares subject to stock options exercisable currently or within 60 days. Such persons have shared voting and investment power as to 68,033 shares.

(11)	Includes 567,566 shares held by Parallel Fund. Clayton, Dubilier & Rice Fund VII, L.P. (the “Fund”), as the result of its position as the sole member of CDRS, CD&R Associates VII, Ltd. (“Associates VII”), as the result of its position as the general partner of the Fund, CD&R Associates VII, L.P. (“Associates VII LP”), as the result of its position as the sole shareholder of Associates VII, and CD&R Investment Associates VII, Ltd. (“Investment Associates VII”), as the result of its position as the general partner of Associates VII LP, may be deemed to beneficially own the shares of common stock in which CDRS has beneficial ownership. Each of the Fund, Associates VII, Associates VII LP and Investment Associates VII disclaims beneficial ownership of the shares of common stock in which Investor has beneficial ownership. CD&R Parallel Fund Associates VII, Ltd. (“Parallel Associates VII”), as the result of its position as the general partner of Parallel Fund, may be deemed to beneficially own the shares of common stock in which Parallel Fund has beneficial ownership and Parallel Associates VII disclaims such beneficial ownership.

(12)	Information is as of November 16, 2006. Includes 5,410,098 shares held as trustee or co-trustee of trusts for the benefit of Leonard H. Lavin and his wife Bernice E. Lavin and their descendants, including Carol L. Bernick ; 5,762,530 shares held by a family partnership and 1,152,167 shares held by family foundations. Does not include 638,004 shares owned by Ms. Bernick’s spouse for which Ms. Bernick disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with our separation from Alberto-Culver the CDR investors invested an aggregate of $575 million in cash equity representing ownership of approximately 48.0% of the outstanding shares of our common stock on an undiluted basis. On November 16, 2006, pursuant to the investment agreement, we paid a transaction fee of $30 million to Clayton, Dubilier & Rice, Inc., the manager of both Clayton, Dubilier & Rice Fund VII, L.P., the sole member of CDRS, and Parallel Fund. In addition, as part of our agreement to bear the fees and expense of CDRS incurred in connection with its investment, we paid CDRS $1.05 million, which is a portion of the expenses it incurred in connection with its investment in our company and our separation from Alberto-Culver, and will pay the remainder of CDRS’ expenses to it at a later date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed by KPMG LLP, our independent public accountants, or billed to Alberto-Culver for benefit of Sally Holdings, Inc. with respect to the years ended September 30, 2006 and September 30, 2005 were as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2006	2005

Audit Fees(1)	$864,000	$743,000
Audit-Related Fees	—	—
Tax Fees(2)	355,000	240,000
All Other Fees	—	—

Total Fees(3)	$1,219,000	$983,000

(1)	Aggregate fees billed for professional services for the audit of annual financial statements as well as accounting and reporting advisory services related to regulatory filings and acquisition activities.

(2)	Tax fees consist of fees for tax consultation and tax compliance services.

(3)	The audit committee of Alberto-Culver pre-approved all fees.

The Audit Committee of Alberto-Culver has reviewed the non-audit services provided by KPMG LLP and determined that the provision of these services during fiscal 2006 is compatible with maintaining KPMG LLP’s independence.

Pre-Approval Policy.  The Audit Committee of Alberto-Culver pre-approved all audit and permissible non-audit fees during fiscal year 2006.

Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of KPMG LLP through

September 30, 2006 was approved in advance by Alberto-Culver’s Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.

2.	Financial Statement Schedules

None.

3.	Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this report or are incorporated herein by reference:

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

2.1	Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 (File No. 333-136259) filed on October 10, 2006
2.2	First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.2 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006
2.3	Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.02 to the Company’s Current Report on Form 8-K filed on October 30, 2006
2.4	Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.3 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006
2.5	First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.4 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006
2.6	Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on October 30, 2006
3.1	Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006
3.2	Amended and Restated By-Laws of Sally Beauty Holdings, Inc., dated July 16, 2006, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006
3.3	Second Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated December 5, 2006, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006

Exhibit No.	Description

4.1	Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated by reference from Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 22, 2006
4.2	First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders
4.3	Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006
4.4	Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006
4.5	Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006
4.6	Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 22, 2006
4.7	Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006
4.8	Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006
4.9	Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006
4.10	U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.6.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006
4.11	Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. And certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

Exhibit No.		Description

4.12		Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 22, 2006
10.1		Tax Allocation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006
10.2		First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006
10.3		Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.0 to the Company’s Current Report on Form 8-K filed on October 30, 2006
10.4		Employee Matters Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006
10.5		First Amendment to the Employee Matters Agreement, dated October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006
10.6		Second Amendment to the Employee Matters Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on October 30, 2006
10.7		Support Agreement, dated as of June 19, 2006, among CDRS Acquisition LLC, Alberto-Culver Company, New Sally Holdings, Inc. and the stockholders party thereto, which is incorporated by reference from Exhibit 10.10 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006
10.8		Support Agreement, dated as of June 19, 2006, among CDRS Acquisition LLC, Alberto-Culver Company, New Sally Holdings, Inc. and Howard B. Bernick, which is incorporated by reference from Exhibit 10.11 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006
10.9		Termination Agreement, dated as of June 18, 2006, among Alberto-Culver Company, Sally Holdings, Inc. and Gary G. Winterhalter, which is incorporated by reference from Exhibit 10.9 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006
10.10		Severance Letter, dated as May 25, 2006, from Sally Beauty Company, Inc. to Michael G. Spinozzi
10.11		Form of Severance Agreement, which is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006
10.12		Termination and Consulting Agreement, dated as of June 19, 2006, among Michael H. Renzulli, Alberto-Culver Company and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006
10.13		Form of Indemnification Agreement with Directors, which is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006
10.14		Form of Termination Agreement for Executive Officers (Gary T. Robinson, W. Richard Dowd, Bennie L. Lowery, Raal Roos)
21.1		List of Subsidiaries of Sally Beauty Holdings, Inc.
23.1		Consent of KPMG
31	.1-31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications
32	.1-32.2	Section 1350 Certifications
99.1		Select portions of the Company’s Final Proxy Statement/Prospectus—Information Statement (File No. 333-136259), filed pursuant to Rule 424(b)(3) on October 13, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of December, 2006.

SALLY BEAUTY HOLDINGS, INC.

By	/s/ Gary G. Winterhalter
Gary G. Winterhalter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Berges James G. Berges	Chairman of the Board and Director	December 22, 2006

/s/ Gary G. Winterhalter Gary G. Winterhalter	President, Chief Executive Officer and Director (principal executive officer)	December 22, 2006

/s/ Gary T. Robinson Gary T. Robinson	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 22, 2006

/s/ Kathleen Affeldt Kathleen Affeldt	Director	December 22, 2006

/s/ Marshall E. Eisenberg Marshall E. Eisenberg	Director	December 22, 2006

/s/ Donald J. Gogel Donald J. Gogel	Director	December 22, 2006

/s/ Robert R. McMaster Robert R. McMaster	Director	December 22, 2006

/s/ Walter Metcalfe Walter Metcalfe	Director	December 22, 2006

/s/ John A. Miller John A. Miller	Director	December 22, 2006

/s/ Martha Miller de Lombera Martha Miller de Lombera	Director	December 22, 2006

/s/ Edward W. Rabin Edward W. Rabin	Director	December 22, 2006

/s/ Richard J. Schnall Richard J. Schnall	Director	December 22, 2006