Form 10-Q
period 2006-12-31
Sally Beauty Holdings, Inc.
filed 2007-02-09
CIK 1368458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2006
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-33145

SALLY BEAUTY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2257936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Colorado Boulevard
Denton, Texas	76210
(Address of principal executive offices)	(zip code)
Registrant’s telephone number, including area code: (940) 898-7500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b–2 of the Exchange Act). Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐       NO ☑
At February 2, 2007, there were 180,198,540 shares of the issuer’s common stock outstanding.

In this report, references to “the Company”, “our company”, “we”, “our”, “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries for periods after the separation from Alberto-Culver Company (“Alberto-Culver”) and to Sally Holdings, Inc. and its consolidated subsidiaries for periods prior to the separation from Alberto-Culver unless otherwise indicated or context otherwise requires.
Cautionary Notice Regarding Forward-Looking Statements
Statements in this report which are not purely historical facts or which depend upon future events may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions may also identify such forward-looking statements.
Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks and uncertainties related to: our limited history as a stand-alone company; the preparedness of our accounting and other management systems to meet financial reporting and other requirements; the representativeness of our historical consolidated financial information with respect to our future financial position, results of operations or cash flows; realizing the anticipated benefits of our separation from Alberto-Culver; the fact that, as a separate entity, we will not enjoy all of the benefits of scale that Alberto-Culver achieved with the combination of its consumer products business and our business;; being a holding company, with no operations of our own, and depending on our subsidiaries for cash; the highly competitive nature of the beauty products distribution industry; anticipating changes in consumer preferences and buying trends or to manage our product lines and inventory; our dependence upon manufacturers; products sold by us being found to be defective in labeling or content; compliance with laws and regulations or becoming subject to additional or more stringent laws and regulations; product diversion; successfully identifying acquisition candidates or successfully completing desirable acquisitions; integration of businesses acquired in the future; opening and operating new stores profitably; protecting our intellectual property rights, specifically our trademarks; obtaining the consent of third parties under our contracts; conducting business in international markets; disruption in our information technology systems; natural disasters or acts of terrorism; our substantial indebtedness; the possibility that we may incur substantial additional debt; restrictions and limitations in the agreements and instruments governing our debt; generating the significant amount of cash needed to service all of our debt and refinancing all or a portion of our indebtedness or obtaining additional financing; changes in interest rates increasing the cost of servicing our debt or increasing our interest expense due to our interest rate swap agreements; the share distribution of Alberto-Culver common stock in our separation from Alberto-Culver not constituting a tax-free distribution; actions taken by certain large shareholders adversely affecting the tax-free nature of the share distribution of Alberto-Culver common stock; significant restrictions on our ability to issue or repurchase equity securities; the voting power of our largest stockholder discouraging third party acquisitions of us at a premium; and the interests of our largest stockholder differing from the interests of other holders of our common stock.
Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this release are qualified by the factors, risks and uncertainties contained therein. We assume no obligation to publicly update or revise any forward-looking statements.
PART I
ITEM 1. FINANCIAL STATEMENTS
The following financial statements as of and for the three months ended December 31, 2006 and 2005 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries. The following financial statements of financial position as of September 30, 2006 and results of operations and cash flows for the three months ended December 31,

2005 are of Sally Holdings, Inc. Sally Holdings, Inc., a subsidiary of Sally Beauty Holdings, Inc., was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of our company in connection with the separation of our business from Alberto-Culver. Sally Beauty Holdings, Inc. was formed on June 16, 2006 in connection with the separation of our business from Alberto-Culver.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005
Net sales	$629,879	$586,355
Cost of products sold and distribution expenses	345,387	319,487

Gross profit	284,492	266,868
Selling, general and administrative expenses (1)	213,178	195,724
Depreciation and amortization	9,790	9,136
Sales-based service fee charged by Alberto-Culver	3,779	7,197
Transaction expenses	21,457	—

Operating earnings	36,288	54,811
Interest expense, net of interest income of $2,007 in 2006 and $268 in 2005 and $993 of income for marked to market interest rate swaps in 2006	19,103	471

Earnings before provision for income taxes	17,185	54,340
Provision for income taxes	14,044	20,536

Net earnings	$3,141	$33,804

Net earnings per share: (2)
Basic	$0.02
Diluted	$0.02

Weighted average shares: (2) (3)
Basic	180,096
Diluted	182,329

(1)	Selling, general and administrative expenses include allocated overhead costs from Albert-Culver of $1.0 million and $3.8 million and share-based compensation of $5.7 million and $2.1 million for the three months ended December 31, 2006 and 2005, respectively.

(2)	Net earnings per share was not calculated for the three months ended December 31, 2005 as the Company was a wholly-owned subsidiary of Alberto-Culver during fiscal year 2006. See Note 2 for details on the separation from Alberto-Culver.

(3)	Weighted average shares was calculated from November 16, 2006 through December 31, 2006, which represents the actual number of days the Company’s shares were publicly traded.
The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained within Sally Beauty Holding, Inc.’s annual report on Form 10-K for the fiscal year ended September 31, 2006, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	September 30,
	2006	2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$31,381	$107,571
Trade accounts receivable, less allowance for doubtful accounts of $2,422 and $2,246 at December 31, 2006 and September 30, 2006, respectively	46,359	45,462
Other receivables	23,453	21,228
Inventories	556,281	574,983
Prepaid expenses	15,722	10,255
Due from Alberto-Culver	—	463
Deferred income tax assets	11,084	10,327

Total current assets	684,280	770,289
Property and equipment, net	142,572	142,735
Goodwill	363,953	364,693
Intangible assets, net	52,753	53,238
Other assets	67,193	7,886

Total assets	$1,310,751	$1,338,841

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$17,189	$503
Accounts payable	152,744	176,623
Accrued expenses	125,221	114,056
Income taxes	25,841	—

Total current liabilities	320,995	291,182
Long-term debt	1,781,017	621
Other liabilities	14,842	11,953
Deferred income tax liabilities	22,578	21,590

Total liabilities	2,139,432	325,346

Stock options subject to redemption	7,528	7,528

Stockholders’ (deficit) equity:
Common stock, $0.01 par value. Authorized 400,000,000 shares; issued and outstanding 180,170,068 shares at December 31, 2006	1,802	—
Common stock, no par value. Authorized 1,000 shares; issued and outstanding 1,000 shares at September 30, 2006	—	—
Additional paid-in capital	599,857	62,172
Retained (deficit) earnings	(1,453,430)	927,512
Accumulated other comprehensive income – foreign currency translation	15,562	16,283

Total stockholders’ (deficit) equity	(836,209)	1,005,967

Total liabilities and stockholders’ (deficit) equity	$1,310,751	$1,338,841

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained within Sally Beauty Holding, Inc.’s annual report on Form 10-K for the fiscal year ended September 31, 2006, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$3,141	$33,804
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,790	9,136
Share-based compensation expense (net of deferred tax benefit of $1,679 and $736 in 2006 and 2005, respectively)	4,028	1,368
Excess tax benefit from share-based compensation	(145)	—
Net loss on disposal of leaseholds and other property	631	154
Deferred income taxes	1,437	146
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(1,031)	790
Other receivables	(2,111)	(1,326)
Inventories	19,377	(21,436)
Prepaid expenses	(5,282)	1,029
Other assets	(529)	1,001
Accounts payable and accrued expenses	(5,778)	(4,541)
Income taxes	25,794	—
Due from Alberto-Culver	463	20,595
Other liabilities	8,297	(1,233)

Net cash provided by operating activities	58,082	39,487
Cash Flows from Investing Activities:
Capital expenditures	(9,189)	(6,774)
Proceeds from sale of property and equipment	41	5
Acquisitions, net of cash acquired	(5,738)	(4,247)

Net cash used by investing activities	(14,886)	(11,016)
Cash Flows from Financing Activities:
Change in book cash overdraft	(6,515)	(13,121)
Proceeds from issuance of long-term debt	1,885,109	—
Repayments of long-term debt	(88,021)	(126)
Proceeds related to notes with affiliated companies	—	15,275
Payments related to notes with affiliated companies	—	(31,763)
Debt issuance costs	(58,816)	—
Equity financing costs	(42,222)	—
Equity contributions	575,000	—
Proceeds from exercises of stock options	239	—
Excess tax benefit from share-based compensation	145	—
Special cash dividend paid	(2,342,148)	—
Distributions to Alberto-Culver	(41,936)	(597)
Excess tax benefit from exercises of Alberto-Culver stock options	—	16

Net cash used by financing activities	(119,165)	(30,316)

Effect of foreign exchange rate changes on cash and cash equivalents	(221)	(514)

Net decrease in cash and cash equivalents	(76,190)	(2,359)
Cash and cash equivalents, beginning of period	107,571	38,612

Cash and cash equivalents, end of period	$31,381	$36,253

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained within Sally Beauty Holding, Inc.’s annual report on Form 10-K for the fiscal year ended
September 31, 2006, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ (Deficit) Equity
Three Months Ended December 31, 2006
(In thousands, except share data)
(Unaudited)

	Number of
	Shares	Dollars
					Accumulated
	Common	Common	Additional	Retained	Other	Total
	Stock	Stock	Paid-in	(Deficit)	Comprehensive	Stockholders’
	Issued	Issued	Capital	Earnings	Income (Loss)	(Deficit) Equity
Balance at September 30, 2006	1,000	$—	$62,172	$927,512	$16,283	$1,005,967

Net earnings	—	—	—	3,141	—	3,141
Foreign currency translation	—	—	—	—	(721)	(721)

Total comprehensive income	—	—	—	3,141	(721)	2,420
Adjustment to stockholder contribution	—	—	1,067	—	—	1,067
Retirement of common stock	(1,000)	—	(1)	1	—	—
Distributions to Alberto-Culver	—	—	—	(41,936)	—	(41,936)
Stock issued in connection with separation including equity contribution	180,050,488	1,801	573,199	—	—	575,000
Equity financing costs	—	—	(42,222)	—	—	(42,222)
Special cash dividend	—	—	—	(2,342,148)	—	(2,342,148)
Share-based compensation, net of tax benefit from exercises	—	—	5,404	—	—	5,404
Stock issued for stock options	119,580	1	238	—	—	239

Balance at December 31, 2006	180,170,068	$1,802	$599,857	$(1,453,430)	$15,562	$(836,209)

The accompanying condensed notes, together with the Notes to Consolidated Financial
Statements contained within Sally Beauty Holding, Inc.’s annual report on Form 10-K for the fiscal year ended September 31, 2006, are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Description of Business
Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“the Company”) sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores, in the United States, United Kingdom, Puerto Rico, Mexico, Japan, Canada, Ireland and Germany. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons in the United States and portions of Canada and certain European countries and to franchises in the southern and southwestern United States and Mexico through its Armstrong McCall operations. The beauty products sold by BSG and Armstrong McCall are primarily sold through exclusive territory agreements with the manufacturers of the products. Until November 16, 2006, the Company was a wholly-owned subsidiary of Alberto-Culver Company (“Alberto-Culver”).
On November 10, 2006, the stockholders of Alberto-Culver approved a plan to separate its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly traded companies. This is more fully discussed in “Note 2.” The separation was completed on November 16, 2006. The transactions were effected pursuant to an Investment Agreement dated as of June 19, 2006, among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, Inc., and CDRS Acquisition LLC. Sally Beauty Holdings, Inc. became the accounting successor company to Sally Holdings, Inc. upon the completion of the transactions. See “Note 2” that describes certain transaction expenses incurred by the Company as a result of the separation.
Basis of Presentation
The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated interim financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position as of December 31, 2006, the results of operations for the three month periods ended December 31, 2006 and 2005, and cash flows for the three months ended December 31, 2006 and 2005. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results, which may be expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated in consolidation.
These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The Company adheres to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.
2. Spin/Merge and Separation Transaction
On January 10, 2006, Alberto-Culver entered into an agreement with Regis Corporation (“Regis”) to merge the Company with a subsidiary of Regis in a tax-free transaction. Pursuant to the terms and conditions of the merger agreement, the Company was to be spun off to Alberto-Culver’s stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger.
On April 5, 2006, Alberto-Culver provided notice to Regis that its board of directors had withdrawn its recommendation for shareholders to approve the transaction. Following Alberto-Culver’s notice to Regis, also on April 5, 2006, Regis provided notice to Alberto-Culver that it was terminating the merger agreement effective

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
immediately. In connection with the termination of the merger agreement, Alberto-Culver paid Regis a $50.0 million termination fee on April 10, 2006. In addition, Alberto-Culver and the Company incurred transaction expenses, primarily legal and investment banking fees, during the fourth quarter of fiscal year 2005 and the first nine months of fiscal year 2006. The total amount of transaction expenses, including the termination fee, was $56.2 million ($35.2 million after taxes). The Company expensed approximately $37.5 million ($23.2 million after taxes) of this amount in the second and third quarters of fiscal year 2006 in accordance with the terms of the transaction agreements. All transaction related expenses incurred are expected to be deductible for tax purposes.
On June 19, 2006, Alberto-Culver announced a plan to split its beauty supply distribution business, the Company, from its consumer products business. Pursuant to an investment agreement, CDRS Acquisition LLC (“CDRS”), a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., would invest $575 million to obtain an equity ownership of approximately 48% of the Company on a fully-diluted basis and the Company would incur approximately $1.85 billion of new debt. Upon closing of the transactions, Alberto-Culver shareholders would receive, for each share of Alberto-Culver common stock then owned, (i) one share of common stock of New Alberto-Culver, which will own and operate Alberto-Culver’s consumer products business, (ii) one share of common stock of Sally Beauty Holdings, Inc., which will own and operate the Company’s beauty supply distribution business and (iii) a $25.00 per share special cash dividend.
On November 16, 2006, we separated from Alberto-Culver, pursuant to the Investment Agreement, dated as of June 19, 2006, as amended, among us, Alberto-Culver, CDRS and others, which we refer to as the Investment Agreement. As a result of the separation, (i) we own and operate the Sally Beauty Supply and BSG distribution businesses that were owned and operated by Alberto-Culver prior to the separation, (ii) at the closing of the separation transaction, the stockholders of Alberto-Culver prior to the separation became the beneficial owners of approximately 52% of our outstanding common stock on an undiluted basis and the CDR investors, who in the aggregate invested $575 million in our company, received an equity interest representing approximately 48% of our outstanding common stock on an fully-diluted basis and (iii) Alberto-Culver continues to own and operate its consumer products business.
In addition, on November 16, 2006, in connection with our separation from Alberto-Culver:
•	Sally Holdings and certain of our other subsidiaries incurred approximately $1,850 million of indebtedness, including (i) $1,070 million by drawing on its two senior term loan facilities, (ii) $70 million by drawing on its ABL facility and (iii) $710 million from the issuance of $430 million of senior notes and $280 million of senior subordinated notes;

•	We used approximately $2,342 million, a substantial portion of the proceeds of the investment by the CDR investors and the debt incurrence, to pay a $25.00 per share special cash dividend to holders of record Alberto-Culver shares as of the record date for the separation transaction.
Alberto-Culver treated our separation from it as though it constituted a change in control for all employees and directors under its equity and incentive compensation plans and as a change in control for our employees under its deferred compensation plan. Accordingly, options to purchase Alberto-Culver common stock issued under Alberto-Culver equity compensation plans outstanding as of the completion of the separation and held by our employees and John A. Miller, who was a non-employee director of Alberto-Culver prior to the separation and is now an independent member of our Board of Directors, became fully exercisable options to purchase our common stock. Restrictions on restricted stock issued under Alberto-Culver equity compensation plans prior to completion of the separation, including restricted stock held by executive officers of Alberto-Culver, lapsed on November 16, 2006. We recorded a one-time charge of $5.3 million during the first quarter of fiscal year 2007 for the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for our employees vested over the original vesting periods.
On November 16, 2006, pursuant to the Investment Agreement, we paid a transaction fee of $30 million to Clayton, Dubilier & Rice, Inc., the manager of both Clayton, Dubilier & Rice Fund VII, L.P., the sole member of CDRS, and Parallel Fund as well as $1.1 million to CDRS for expenses it incurred in connection with its investment in our company and our separation from Alberto-Culver. The majority of the transaction fee paid to Clayton, Dubilier &

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
Rice, Inc. and of the expenses paid to CDRS, along with other professional services and due diligence fees, were considered to be costs of raising equity and were recorded as a reduction to additional paid-in capital of approximately $42.2 million.
Pursuant to the Investment Agreement, we also paid approximately $20.4 million to Alberto-Culver, $16.4 million during the quarter ended December 31, 2006 and $4.0 million during the fiscal year ended September 30, 2006, for its expenses incurred in connection with the separation. We also paid approximately $58.8 million in fees for the debt financing incurred by our subsidiaries in connection with the separation.
On November 16, 2006, pursuant to the terms of the separation agreement entered into in connection with our separation from Alberto-Culver, all of our and our subsidiaries’ cash, cash equivalents and short-term investments were transferred to Alberto-Culver other than $91.1 million, equal to the sum of $52.7 million plus an additional amount equal to $38.4 million, which is the sum of (i) an estimate of the amount needed to cover certain income taxes (as specified in the tax allocation agreement entered into in connection with our separation from Alberto-Culver), (ii) an amount determined pursuant to a formula intended to reflect the limitations placed on the number of our shares that the CDR investors were able to acquire without jeopardizing the intended tax-free nature of the share distribution of shares of Alberto-Culver common stock to our stockholders in connection with the separation, and (iii) unpaid balances on certain of our specified liabilities, minus other specified transaction costs. An adjustment to the cash transfer, as determined under the terms of the separation and tax allocation agreements, of approximately $1.9 million is estimated to be paid during the second quarter of fiscal year 2007. All inter-company receivables, payables and loans between us and our subsidiaries, on the one hand, and Alberto-Culver and its subsidiaries, on the other hand, other than those specifically designated in the separation agreement to survive following the separation, were canceled immediately prior to the time of the distributions we made on November 16, 2006, in connection with the separation. In addition, prior thereto, all inter-company agreements between us and our subsidiaries and Alberto-Culver and its subsidiaries terminated, other than certain agreements specifically designated in the separation agreement to survive following the separation.
Upon completion of the separation, Michael H. Renzulli, former Chairman of Sally Holdings, Inc., terminated his employment with Alberto-Culver and us. We agreed to provide Mr. Renzulli with certain benefits primarily consisting of a lump-sum cash payment of $3.6 million. We recorded the expense for the payment during the quarter ending December 31, 2006 and the amount was paid in January 2007.
3. Stockholders’ (Deficit) / Equity
Sally Beauty Holdings, Inc. has negative stockholders’ equity as of December 31, 2006 as a result of a deficit in retained earnings. During the three months ended December 31, 2006 retained earnings decreased as a result of the dividend payment of approximately $2,342.1 million to the shareholders of Alberto-Culver, called for under the separation agreement from Alberto-Culver. The proceeds from the equity contribution of $575.0 million from CDRS and the proceeds from the issuance of the debt were used to fund this dividend. In addition, retained earnings decreased by $41.9 million as a result of settlement of the inter-company agreement with Alberto-Culver, treated as a dividend.
During the three months ended December 31, 2006 additional paid-in capital decreased as a result of a portion of the $30.0 million fee paid by Sally Beauty Holdings, Inc. to Clayton, Dubilier & Rice, Inc. and the expenses paid to CDRS along with other professional services and due diligence fees. These were considered to be costs of raising equity and were recorded as a reduction to additional paid-in capital in the amount of approximately $42.2 million. During the three months ended December 31, 2006 and prior to its separation from Alberto-Culver, the Company recorded an increase in additional paid-in capital for stock issued by Alberto-Culver. The stock was issued to the former owner of Monarch Beauty Supply Co. Ltd., a subsidiary previously owned by Alberto-Culver and contributed by Alberto-Culver to Sally Beauty Holdings, Inc. in 2003. The additional paid-in capital recorded by Sally Beauty Holdings, Inc., as an adjustment of $1.1 million to stockholder contribution, reflects the effect of certain pre-acquisition tax liabilities fully indemnified by the seller, for which Alberto-Culver retained the proceeds.

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
The change in common stock resulted from the issuance of stock in connection with the separation agreement with Alberto-Culver and the Investment Agreement with CDRS.
See “Note 9” for a discussion of other comprehensive income.
4. Long-Term Debt
In connection with the separation from Alberto-Culver, the Company, through its subsidiaries, incurred $1,850 million of indebtedness by drawing on a revolving (asset-based lending) facility in an amount equal to $70 million, entered into two term loan facilities (term loans A and B) in an aggregate amount of $1,070 million, and issued senior notes in an aggregate amount of $430 million and senior subordinated notes in an aggregate amount of $280 million.
The term loan facilities and asset-based lending facility are secured by substantially all of the assets of the Company and its subsidiaries. The term loan credit facilities may be prepaid at the Company’s option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreements) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the asset-based lending credit facility.
The senior and senior subordinated notes are unsecured obligations of the issuers and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company. The senior notes and the senior subordinated notes carry optional redemption features whereby the Company has the option to redeem the notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest, and on or after November 15, 2010 and November 15, 2011, respectively, at par plus a premium declining ratably to par, plus accrued and unpaid interest.
Details of the debt issued on November 16, 2006 are as follows (in thousands):

	Amount as
	of	Maturity
	December	dates	Interest
	31, 2006	(Fiscal year)	rates
Revolving credit facilities	$21,200	2012	(i)	PRIME and up to 0.50% or;
			(ii)	LIBOR plus (1.0% to 1.50%)
Term loan A	148,125	2012	(i)	PRIME plus (1.00% to 1.50%) or;
			(ii)	LIBOR plus (2.00% to 2.50%)
Term loan B	917,700	2014	(i)	PRIME plus (1.25% to 1.50%) or;
			(ii)	LIBOR plus (2.25% to 2.50%)

Total	$1,087,025

Senior notes	$430,000	2015		9.25%
Senior subordinated notes	280,000	2017		10.50%

Total	$710,000

On November 24, 2006, the Company entered into two interest rate swap agreements relating to $500 million of the $1,070 million term loans A and B due in 2012 and 2014, respectively. See “Note 5” for further information on the interest rate swap agreements.

Maturities of the long-term debt issued November 16, 2006 for the next five fiscal years are as follows (in thousands):
Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements

Year ending September 30:
2007	$12,525
2008	16,700
2009	24,200
2010	24,200
2011	39,200
Thereafter	1,680,200

$1,797,025

Note: Maturities schedule is for the debt issued on November 16, 2006 and does not include capital leases of $1.2 million.
5. Interest Rate Swaps
On November 24, 2006, the Company entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million. These agreements expire in two and three years, respectively. Both agreements allow the Company to convert a portion of its variable rate interest to a fixed rate at 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.25% to 2.50%), respectively. These interest rate swap agreements relate to $500 million of the $1,070 million Term loans A and B due in 2012 and 2014, respectively to manage the Company’s risk associated with changing interest rates. Under the swap agreements, the Company will pay a fixed rates of 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.25% to 2.50%) on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate.
The Company utilizes interest rate swaps to manage the risk associated with changing interest rates and accounts for them under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 requires that all derivatives be marked to market (fair value). The Company does not purchase or hold any derivative instruments for trading purposes. The interest rate swap agreements do not currently qualify as hedges and, therefore, the change in fair value of the interest rate swap agreements, which are adjusted quarterly, are recorded in the results of operations. The fair value of the swap agreements at December 31, 2006, was an asset of approximately $1.0 million.
Fair value estimates presented for the swap agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principals and reasonable estimates about relevant future market conditions.
The counter-parties to these swap instruments are large financial institutions which the Company believes are of high quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of nonperformance by these counter-parties, such losses are not anticipated.
The marked to market impact of the swap arrangements on interest expense was a decrease of approximately $1.0 million in the three months ended December 31, 2006. However, changes in the fair value of the interest rate swap agreements will increase or decrease our net interest expense and therefore may affect our profitability.
6. Net Earnings Per Share
Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2006 (in thousands, except per share data):
Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements

Three Months Ended
December 31, 2006
Net earnings	$3,141

Total weighted-average basic shares (1)	180,096

Dilutive securities:
Stock option programs	2,233
Total weighted average diluted shares	182,329

Earnings per share:
Basic	$0.02
Diluted	$0.02

(1)	Weighted average shares was calculated from November 16, 2006 through December 31, 2006, which represents the actual number of days the Company’s shares were publicly traded.
Net earnings per share was not calculated for the three months ended December 31, 2005 as the Company was a wholly-owned subsidiary of Alberto-Culver during fiscal year 2005. See “Note 2” for details on the separation from Alberto-Culver.
At December 31, 2006, options to purchase 2,622,909 shares of common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $9.45 to $9.57, were greater than the average market price of the common shares.
7. Share-Based Payments
The Company accounts for stock option and restricted stock plans in accordance with SFAS 123 (Revised 2004), Share-Based Payment “SFAS 123 (R)”. Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no stock option plans of its own; however, certain employees of the Company had been granted stock options under stock option plans of Alberto-Culver. Alberto-Culver has treated the separation transaction as though it constitutes a change in control for purposes of Alberto-Culver’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of Alberto-Culver, including those held by the Company’s employees, became fully vested upon completion of the transactions. During the three months ended December 31, 2006, the Company recorded a charge at that time equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods as the stock options and restricted shares for the Company’s employees vested over the original vesting periods. Upon completion of the transaction separating the Company from Alberto-Culver, all outstanding Alberto-Culver stock options held by employees of the Company became options to purchase shares of Sally Beauty Holdings, Inc. common stock.
During the first quarter of fiscal 2007 and 2006, the total compensation cost charged against income and included in selling, general and administrative expenses, for share-based payment arrangements was $5.7 million and $2.1 million, respectively. Provision for income taxes was reduced by $1.7 million and $0.7 million from charges related to share-based compensation during the three months ended December 31, 2006 and 2005, respectively.
As a result of the separation, the Employee Stock Options Plan of 2003, the 2003 Stock Option Plan for Non-Employee Directors and the 2003 Restricted Stock Plan that were previously plans of Alberto-Culver became plans of the Company. The exercise price of each stock option equals 100% of the market price of the Company’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over four years. Share awards are subject to forfeiture until the vesting period is complete, which is generally four years.

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
A summary of option activity under the Company’s option plans as of December 31, 2006 and changes during the period then ended is as follows (options in thousands):

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at September 30, 2006	1,969	$37.47
Shares conversion (1)	1,073	2.00
Granted	2,633	9.56
Exercised	(279)	22.15
Forfeited or expired	(14)	42.30
Outstanding at December 31, 2006	5,382	$5.70	8.72	$16,684
Exercisable at December 31, 2006	2,749	$2.00	7.54	$16,684

(1)	Per the Employee Matters Agreement, in connection with the separation agreement, the Company’s employee stock options were converted from Alberto-Culver stock options into the Company’s stock options. In order to maintain the same intrinsic value as before the separation, all the Company’s stock options that were converted from Alberto-Culver were adjusted accordingly.
The following table summarizes information about stock options under the Company’s option plans at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2006	Term	Price	2006	Price
$2.00	2,749	7.5	$2.00	2,749	$2.00
$7.79 — 9.57	2,633	10.0	9.56
Total	5,382	8.7	$5.70	2,749	$2.00
The fair value of each of the Company’s option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended
	December 31, 2006 (1)	December 31, 2005 (2)
Expected lives (years)	5.0	5.0
Expected volatility	35%	20.0%
Risk-free interest rate	4.39%	4.18%
Dividend yield	0.0%	1.04%

(1)	Assumptions are based on the Company’s future expectations and not taking into account historical assumptions of Alberto-Culver’s common stock.

(2)	Assumptions were calculated as being a wholly-owned subsidiary of Alberto-Culver using their assumptions such as expected volatility and dividend yield based on their then common stock.
The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company that have been granted stock options under stock option plans of Alberto-Culver. Expected volatility for the three months ended December 31, 2006 is derived by using the average volatility of similar companies since it is not practicable to estimate the Company’s expected

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
volatility due to lack of history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. As the Company does not expect to pay dividends, the dividend yield is 0%.
The weighted average fair value of the Company’s stock options issued to the Company employees at the date of grant in the three months ended December 31, 2006 and 2005 was $3.65 and $9.42 per option, respectively. The total intrinsic value of options exercised, after the separation from Alberto-Culver, during the first three months ended December 31, 2006 was $1.0 million. The total cash received from these option exercises was $0.3 million, and the tax benefit realized for the tax deductions from these option exercises was $0.4 million.
At December 31, 2006, approximately $8.0 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over the vesting period of 4 years.
8. Goodwill and Other Intangibles
The change in the carrying amounts of goodwill by operating segment for the three months ended December 31, 2006 is as follows (in thousands):

	Sally Beauty	Beauty Systems
	Supply	Group	Total
Balance at September 30, 2006	$10,160	$354,533	$364,693
Additions, net of purchase price adjustments	—	362	362
Foreign currency translation	50	(1,152)	(1,102)

Balance at December 31, 2006	$10,210	$353,743	$363,953

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at December 31, 2006 (in thousands):

	Sally Beauty	Beauty Systems
	Supply	Group	Total
Balance at December 31, 2006:
Intangible assets with indefinite lives:
Trade names	$713	$34,676	$35,389
Other intangibles	—	6,053	6,053

Total	713	40,729	41,442

Intangible assets subject to amortization:
Gross carrying amount	—	20,322	20,322
Accumulated amortization	—	(9,011)	(9,011)

Net value	—	11,311	11,311

Total intangible assets, net	$713	$52,040	$52,753

9. Comprehensive Income
Comprehensive income consists of net earnings and foreign currency translation adjustments as follows for the three months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended
	December 31, 2006	December 31, 2005
Net earnings	$3,141	$33,804
Other comprehensive income adjustments-foreign currency translation	(721)	(970)

Comprehensive income	$2,420	$32,834

The net earnings amount for the three months ended December 31, 2006 and 2005 include $4.0 million and $1.4 million, respectively, of stock option expense as a result of the adoption of SFAS No. 123 (R) (see “Note 7”).

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
10. Business Segments
In connection with the separation from Alberto-Culver, management has evaluated the structure of its internal organization to identify and separate the costs incurred at the corporate level as well as costs incurred that benefit both the Sally Beauty Supply and Beauty Systems Group segments. Accordingly, management has defined its reportable segments as Sally Beauty Supply and Beauty Systems Group, less these corporate and shared costs, and has revised the comparable quarter in the prior year for comparability purposes.
The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores, which offers professional beauty supplies to both salon professionals and retail customers, and (ii) Beauty Systems Group, a full service beauty supply distributor, which offers professional brands of beauty products directly to salons through its own sales force and professional only stores in exclusive geographical territories in North America and parts of Europe.
The Company does not sell between segments. Segment data for the three months ended December 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended
	December 31, 2006	December 31, 2005
Net sales:
Sally Beauty Supply	$371,949	$349,982
Beauty Systems Group	257,930	236,373

	$629,879	$586,355

Earnings before provision for income taxes:
Sally Beauty Supply	$66,284	$59,320
Beauty Systems Group	19,316	22,710

Segment operating earnings	85,600	82,030
Unallocated corporate expenses*	(24,076)	(20,022)
Sales based service fee charged by Albert-Culver	(3,779)	(7,197)
Transaction expenses	(21,457)	—
Interest expense, net of interest income	(19,103)	(471)

	$17,185	$54,340

*	Unallocated expenses consist of corporate and shared costs and include $1.0 million and $3.8 million of overhead charges allocated from Alberto-Culver and share-based compensation of $5.7 million and $2.1 million for the three months ended December 31, 2006 and 2005, respectively.
11. Recent Accounting Pronouncements
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

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
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
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company implemented the provisions of SAB 108 during the first quarter of fiscal 2007 and it did not have a material impact on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section discusses management’s view of the operations and financial condition of Sally Beauty Holdings, Inc. and its consolidated subsidiaries. The financial position as of September 30, 2006 and results of operations and cash flows for the three months ended December 31, 2005 are of Sally Holdings, Inc. (“Sally Holdings”). Sally Holdings, Inc. was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” and became an indirect wholly owned subsidiary of our company in connection with the separation of our business from Alberto-Culver. Sally Beauty Holdings, Inc. was formed on June 16, 2006 in connection with the separation of our business from Alberto-Culver Company. This section should be read in conjunction with the audited consolidated financial statements of Sally Holdings, Inc. and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Sally Holdings contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.
Overview
Description of Business
We are the largest distributor of professional beauty supplies in the United States based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 3,196 stores and supplied 171 franchised stores in North America as well as selected European countries and Japan, as of December 31, 2006. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,200 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and private label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals.
Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of December 31, 2006, Sally Beauty Supply operated 2,531 retail stores, 2,193 in the U.S. and the remainder in the United Kingdom, Canada, Puerto Rico, Mexico, Japan, Ireland and Germany. Sally Beauty Supply stores average 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 5,600 and 7,600 SKU’s of beauty products, includes products for hair care, nail care, beauty sundries and appliances, targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of private label merchandise.
We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of December 31, 2006, BSG operated 665 company-owned stores, supplied 171 franchised stores and had a sales force of approximately 1,200 professional distributor sales consultants selling exclusively to salons and salon professionals in 43 U.S. states and portions of Canada, Mexico and certain European countries. BSG stores average 2,800 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon market. The product selection in BSG stores, ranging between 3,700 and 9,700 SKUs of beauty products, includes hair care, nail care, beauty sundries and appliances targeting salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

In connection with the separation from Alberto-Culver, management has evaluated the structure of its internal organization to identify and separate the costs incurred at the corporate level as well as costs incurred that benefit both the Sally Beauty Supply and Beauty Systems Group segments. Accordingly, management has defined its reportable segments as Sally Beauty Supply and Beauty Systems Group, less these corporate and shared costs, and has revised the comparable quarter in the prior year for comparability purposes.
Business Trends
We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in hair color, hair loss prevention and hair styling products. Our results of operations are dependent upon the following trends, events and uncertainties, some of which are beyond our control:
•	High level of customer fragmentation. The U.S. salon market is highly fragmented with over 230,000 salons in the U.S. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

•	Growth in booth renting. Booth renters are responsible for purchasing their own supplies. Historically, booth renters have significantly increased as a percentage of total salon professionals and we expect this trend to continue. Given their smaller individual purchases and relative lack of financial resources, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like BSG and Sally Beauty Supply.

•	Increasing Use of Private-Label Products. We offer a broad range of private label and control label products, which we generally refer to collectively as private label products. Private label products are brands for which we own the trademark and in some instances the formula. Control label products are brands that are owned by the manufacturer for which we have been granted sole distribution rights. Generally, the private label brands have higher gross margins than the leading third-party branded products and we believe this area offers significant potential growth.

•	Frequent re-stocking needs. Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons. These factors are key to driving demand for conveniently located professional beauty supply stores.

•	Continuing consolidation. There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and retail footprint. We also believe that we are well-positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor / retail level. However, changes often occur in our relationships with suppliers that can materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures.

•	High level of competition. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional cash-and-carry beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the Internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products.

•	Favorable demographic and consumer trends. The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair-loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products.

•	Controlling expenses. Another important aspect of our strategy is controlling costs, especially in our BSG business by right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure. We pay close attention to managing our working capital and operating expenses. Further, we pay careful attention to our distribution function as we continually rationalize our infrastructure.

•	Relationships with suppliers. We do not manufacture the brand name or private label products we sell, and instead purchase our products from manufacturers. We depend upon a limited number of manufacturers for a significant percentage of the products we sell, and our relationships with these suppliers change often. Please see the next section for more information on this trend.
Relationships With Suppliers
Most of the net sales of Sally Beauty Supply are generated through retail stores. Most of the net sales of BSG are generated through both professional only stores and professional distribution sales consultants. In addition, BSG has a number of franchisees located primarily in the south and southwestern portions of the United States and in Mexico, which buy products directly from BSG for resale in their assigned territories. A very small percentage of sales are generated through sub-distributors (primarily in Europe), which also buy products directly from BSG for resale in their assigned territories. Sally Beauty Supply / BSG and their suppliers are dependent on each other for the distribution of beauty products. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating earnings. For example, our net sales and operating earnings were negatively affected in fiscal year 2005 by the decision of certain suppliers of the BSG business to begin selling their products directly to salons in most markets. Subsequently, in fiscal year 2006 one of those suppliers agreed to have BSG, once again, sell its product lines in BSG stores.
On December 19, 2006, we announced that (1) BSG, other than its Armstrong McCall division, will not retain its rights to distribute the professional products of the Professional Products Division of L’Oreal USA S/D, Inc. (“L’Oreal”) through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG currently has distribution rights, and (2) BSG’s Armstrong McCall division will not retain the rights to distribute Redken professional products through its franchises. In replacement of these rights, BSG entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG will have non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. Armstrong McCall will retain its exclusive rights to distribute Matrix professional products in its territories. We expect the impact of the loss of BSG’s exclusive rights to distribute L’Oreal professional products in BSG stores and by its distributor sales consultants to negatively impact our consolidated revenue by approximately $110 million during the last nine months of our 2007 fiscal year. This number includes anticipated ancillary impact on revenue from other products that may be indirectly affected by these developments.
We plan to mitigate the negative effects resulting from unfavorable changes in our relationships with suppliers, such as L’Oreal, by taking the following steps: (i) shifting a portion of the L’Oreal purchases by BSG customers previously served by the distributor sales consultants to BSG stores, (ii) adding new products to replace lines with our distributor sales consultants, (iii) adding new product lines to our BSG stores, (iv) expanding existing product lines into new territories and, (v) right-sizing the business (including some targeted reductions-in-force) and managing costs to maximize the efficiency of the BSG structure. Although we are very focused on developing new revenue and on cost management initiatives, there can be no assurance that our efforts will offset the loss of these distribution rights. See “Risk Factors-We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us,” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2006.
Recent Acquisitions
During June 2006, we acquired Salon Success, a U.K. based distributor of professional beauty products in order to expand BSG’s presence in the U.K. and expand the geographic area served by BSG into other portions of Europe. This acquisition enabled BSG to enter new markets in Europe, including the U.K., Spain and the Netherlands and to expand its operations in Florida. The total purchase price at December 31, 2006 was $22.5 million. Approximately

$1.8 million of the estimated purchase price will be paid in equal annual amounts over the three years following the closing of the acquisition. In accordance with the purchase agreement, additional consideration of up to $1.9 million may be paid over the same three-year period based on sales to a specific customer.
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
In addition, on November 16, 2006, in connection with our separation from Alberto-Culver:
•	Sally Holdings and certain of our other subsidiaries incurred approximately $1,850 million of indebtedness, including (i) $1,070 million by drawing on its two senior term loan facilities, (ii) $70 million by drawing on its ABL facility and (iii) $710 million from the issuance of $430 million of senior notes and $280 million of senior subordinated notes;

•	We used approximately $2,342 million, a substantial portion of the proceeds of the investment by the CDR investors and the debt incurrence, to pay a $25.00 per share special cash dividend to holders of record Alberto-Culver shares as of the record date for the separation transaction.
Alberto-Culver treated our separation from it as though it constituted a change in control for all employees and directors under its equity and incentive compensation plans and as a change in control for our employees under its deferred compensation plan. Accordingly, options to purchase Alberto-Culver common stock issued under Alberto-Culver equity compensation plans outstanding as of the completion of the separation and held by our employees and John A. Miller, who was a non-employee director of Alberto-Culver prior to the separation and is now an independent member of our Board of Directors, became fully exercisable options to purchase our common stock. Restrictions on restricted stock issued under Alberto-Culver equity compensation plans prior to completion of the separation, including restricted stock held by executive officers of Alberto-Culver, lapsed on November 16, 2006. We recorded a one-time charge of $5.3 million during the first quarter of fiscal year 2007 for the amount of future compensation expense that would have been recognized in subsequent periods had these stock options and restricted shares for our employees vested over the original vesting periods.
On November 16, 2006, pursuant to the Investment Agreement, we paid a transaction fee of $30 million to Clayton, Dubilier & Rice, Inc., the manager of both Clayton, Dubilier & Rice Fund VII, L.P., the sole member of CDRS, and Parallel Fund as well as $1.1 million to CDRS for expenses it incurred in connection with its investment in our company and our separation from Alberto-Culver. The majority of the transaction fee paid to Clayton, Dubilier & Rice, Inc. and of the expenses paid to CDRS, along with other professional services and due diligence fees, were considered to be costs of raising equity and were recorded as a reduction to additional paid-in capital of approximately $42.2 million.
Pursuant to the Investment Agreement, we also paid approximately $20.4 million to Alberto-Culver, $16.4 million during the quarter ended December 31, 2006 and $4.0 million during the fiscal year ended September 30, 2006, for its expenses incurred in connection with the separation. We also paid approximately $58.8 million in fees for the debt financing incurred by our subsidiaries in connection with the separation.
On November 16, 2006, pursuant to the terms of the separation agreement entered into in connection with our separation from Alberto-Culver, all of our and our subsidiaries’ cash, cash equivalents and short-term investments were transferred to Alberto-Culver other than $91.1 million, equal to the sum of $52.7 million plus an additional amount equal to $38.4 million, which is the sum of (i) an estimate of the amount needed to cover certain income taxes (as specified in the tax allocation agreement entered into in connection with our separation from Alberto-Culver), (ii) an amount determined pursuant to a formula intended to reflect the limitations placed on the number of our shares that the CDR investors were able to acquire without jeopardizing the intended tax-free nature of the share distribution of shares of Alberto-Culver common stock to our stockholders in connection with the separation, and (iii) unpaid balances on certain of our specified liabilities, minus other specified transaction costs. An adjustment to the cash transfer, as determined under the terms of the separation and tax allocation agreements, of approximately $1.9 million is estimated to be paid during the second quarter of fiscal year 2007. All inter-company receivables, payables and loans between us and our subsidiaries, on the one hand, and Alberto-Culver and its subsidiaries, on the other hand, other than those specifically designated in the separation agreement to survive following the separation, were canceled immediately prior to the time of the distributions we made on November 16, 2006, in connection with the separation. In addition, prior thereto, all inter-company agreements between us and our subsidiaries and Alberto-Culver and its subsidiaries terminated, other than certain agreements specifically designated in the separation agreement to survive following the separation.
Upon completion of the separation, Michael H. Renzulli, former Chairman of Sally Holdings, Inc., terminated his employment with Alberto-Culver and us. We agreed to provide Mr. Renzulli with certain benefits primarily consisting of a lump-sum cash payment of $3.6 million. We recorded the expense for the payment during the quarter ending December 31, 2006 and the amount was paid in January 2007.
The senior term loan facilities, consisting of the revolving credit facility, the term loan A and the term loan B, are secured by substantially all of the assets of Sally Holdings, LLC and its subsidiaries. The senior term loan facilities may be prepaid at Sally Holdings, LLC option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow for any fiscal year unless a specified leverage ratio is met and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the asset-based lending credit facility.
The notes are unsecured obligations of Sally Holdings and its co-issuers and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each domestic subsidiary of Sally Holdings (other than the co-issuer). The senior notes and the senior subordinated notes carry optional redemption features whereby Sally Holdings has the option to redeem the notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest, and on or after November 15, 2010 and November 15, 2011, respectively, at par plus a premium declining ratably to par, plus accrued and unpaid interest.
Details of the debt issued on November 16, 2006 are as follows (dollars in thousands):

	Amount as
	of	Maturity
	December	dates	Interest
	31, 2006	(fiscal year)	rates
Revolving credit facilities	$21,200	2012	(iii) PRIME and up to 0.50% or;
			(iv) LIBOR plus (1.0% to 1.50%)
Term loan A	148,125	2012	(iii) PRIME plus (1.00% to 1.50%) or;
			(iv) LIBOR plus (2.00% to 2.50%)
Term loan B	917,700	2014	(iii) PRIME plus (1.25% to 1.50%) or;
			(iv) LIBOR plus (2.25% to 2.50%)
Total	1,087,025

Senior notes	430,000	2015	9.25%
Senior subordinated notes	280,000	2017	10.50%
Total	$710,000

On November 17, 2006, and after giving effect to the conversion of the Class A common stock issued to the CDR investors into our common stock, we had 180,050,492 shares of common stock issued and outstanding, and our common stock commenced regular way trading on the NYSE under the symbol “SBH.” At February 2, 2007, there were 180,198,540 shares of common stock outstanding.
On November 24, 2006, Sally Holdings entered into two interest rate swap agreements. See “Note 5” of the consolidated financial statements included elsewhere in this report for further information.
References to our historical assets, liabilities, products, businesses or activities are generally intended to refer to the historical assets, liabilities, products, businesses or activities of Sally Holdings as a wholly-owned subsidiary of Alberto-Culver prior to the separation. The historical financial results of Sally Holdings as part of Alberto-Culver contained herein do not reflect what the financial results of Sally Holdings would have been had it been operated as a subsidiary of our company during the periods presented. See “Note 2” of the consolidated financial statements included elsewhere in this report for further information on the separation from Alberto-Culver.
Other Significant Items
     Share-Based Compensation
In connection with the separation from Alberto-Culver, during the three months ended December 31, 2006, the Company recorded a charge equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods had these stock options and restricted shares for the Company’s employees vested over the original vesting periods. Upon completion of the transaction separating the Company from Alberto-Culver, all outstanding Alberto-Culver stock options held by employees of the Company became options to purchase shares of Sally Beauty Holdings, Inc. common stock.
During the first quarter of fiscal 2007 and 2006, the total compensation cost charged against income for share-based payment arrangements was $5.7 million and $2.1 million, respectively. The total income tax benefit recognized in the income statement from these plans during the first quarter of fiscal 2007 and 2006 was $1.7 million and $0.7 million, respectively.
Results of Operations
The following table shows the results of operations of our business for the three months ended December 31, 2006 and 2005, expressed as a percentage of net sales for the respective periods:

	Three Months Ended
	December 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of products sold and distribution expenses	54.8%	54.5%

Gross profit	45.2%	45.5%

Total other costs and expenses	39.4%	36.2%

Operating earnings	5.8%	9.3%
Interest expense, net	3.1%	0.0%

Earnings before provision for income taxes	2.7%	9.3%
Provision for income taxes	2.2%	3.5%

Net earnings	0.5%	5.8%

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended December
	31,
	2006	2005
Net sales:
Sally Beauty Supply	$371,949	$349,982
Beauty Systems Group	257,930	236,373

	$629,879	$586,355

Gross Profit	$284,492	$266,868
Gross profit margin	45.2%	45.5%
Selling, general and administrative expenses	$213,178	$195,724

Operating earnings:
Sally Beauty Supply	$66,284	$59,320
Beauty Systems Group	19,316	22,710

Segment operating earnings	85,600	82,030
Unallocated corporate and shared costs	(24,076)	(20,022)
Sales based service fee charged by Alberto-Culver	(3,779)	(7,197)
Transaction expenses	(21,457)	—

Operating earnings	36,288	54,811

Interest expense, net of interest income	(19,103)	(471)

Earnings before provision for income taxes	$17,185	$54,340

Segment operating earnings margin:
Sally Beauty Supply	17.8%	16.9%
Beauty Systems Group	7.5%	9.6%
Consolidated operating earnings margin	5.8%	9.3%

Number of retail stores (end-of-period):
Sally Beauty Supply	2,531	2,441
Beauty Systems Group
Company-owned stores	665	669
Franchise stores	171	157

Total Beauty System Group	836	826

Total	3,367	3,267

Comparable store sales growth (1)
Sally Beauty Supply	3.4%	2.1%
Beauty Systems Group	9.9%	(1.7)%
Consolidated	5.0%	1.3%

(1)	Comparable stores are defined as company-owned stores that have been open for at least 14 months as of the last day of a month.
Description of Revenues and Expenses
Net Sales. Our net sales consist primarily of the following:
•	Sally Beauty Supply. Sally Beauty Supply generates net sales primarily by selling products through its stores to both professional and retail customers. Various factors influence Sally Beauty Supply’s net sales including local competition, product assortment and availability, price, hours of operation and marketing and promotional activity. Sally Beauty Supply’s product assortment and sales are generally not seasonal in nature.

•	Beauty Systems Group. BSG generates net sales by selling products to salon professionals and independent stylists through company-owned and franchised stores, as well as through its network of professional distributor sales consultants. Various factors influence BSG’s net sales, including product breadth and

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
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of share-based compensation, store personnel costs, commissions paid to professional distributor sales consultants, benefits, utilities, property maintenance, advertising, rent, insurance, freight and distribution expenses for delivery to customers and administrative costs.
Sales-based Service Fee. Prior to the separation from Alberto-Culver, we were charged a sales-based service fee under the consulting, business development and advisory services agreement between certain subsidiaries of our Company and Alberto-Culver. Following the separation from Alberto-Culver, the arrangements giving rise to this fee from Alberto-Culver were terminated and the related charges have ceased. We believe that had we been a stand-alone company, we would have not incurred a comparable expense.
Transaction Expenses. Transaction expenses are costs associated with the separation from Alberto-Culver and are primarily payments to Alberto-Culver as defined in the separation agreements. In addition, we recognized severance costs for two executives and certain professional fees related to the separation from Alberto-Culver.
Results of Operations
Comparison of the Three Months Ended December 31, 2006 and 2005
     Net Sales
Consolidated net sales increased $43.5 million, or 7.4%, to $629.9 million for the three months ended December 31, 2006 compared to $586.4 million for the same period in 2005. This increase was primarily the result of comparable store sales growth of 5.0% and the acquisition of Salon Success, which resulted in a 1.4% increase in net sales and the opening of new stores, including 100 net new stores opened during the last twelve months. We acquired the Salon Success business during the third quarter of 2006.
Sally Beauty Supply. Net sales for Sally Beauty Supply increased $22.0 million, or 6.3%, to $371.9 million for the three months ended December 31, 2006 compared to $350.0 million for the same period in 2005. Net sales increased primarily due to a 2.0% increase resulting from the opening of new stores, including 90 net new stores opened during the last twelve months, comparable store sales growth of 3.4% and a 1.0% positive impact from foreign exchange rates.
Beauty Systems Group. Net sales for BSG increased $21.5 million, or 9.1%, to $257.9 million for the three months ended December 31, 2006 compared to $236.4 million for the same period in 2005. Net sales increased due to a comparable store sales growth of 9.9%, the acquisition of Salon Success, and the positive impact from foreign exchange rates. The acquisition and the impact of exchange rates contributed 3.4% and 0.4% increase in net sales, respectively. The BSG same store sales increases were partially offset by a decline of 5.7% in sales by BSG professional distributor sales consultants.
      Gross Profit
Consolidated gross profit increased $17.6 million, or 6.6%, to $284.5 million for the three months ended December 31, 2006 compared to $266.9 million for the same period in 2005. Consolidated gross profit, as a percentage of net sales, was 45.2% for the three months ended December 31, 2006 compared to 45.5% for the prior year period. Gross profit margins declined slightly during the first fiscal quarter due to lower gross profit margins at BSG, partially offset by higher gross profit margins at Sally Beauty Supply.
      Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased $17.5 million, or 8.9%, to $213.2 million for the three months ended December 31, 2006 compared to $195.7 million for the same period in 2005. These expenses, as a percentage of net sales, were 33.8% for the three months ended December 31, 2006 compared to 33.4% for the prior year period. The increase in expense is attributable to selling and administrative costs associated with the unit growth of the Sally Beauty Supply and BSG businesses, acquisitions and additional expenses at the Company’s corporate support center. These increases were partially offset by a $2.7 million decrease in overhead charges from Alberto-Culver prior to the separation on November 16, 2006. The charges were approximately $1.1 million and $3.8 million for the three months ended December 31, 2006 and 2005, respectively. The increase was also related to accelerated share-based compensation of $5.3 million recognized due to the separation from Albert-Culver. Total share-based compensation was $5.7 million and $2.1 million for the three months ended December 31, 2006 and 2005, respectively.
      Sales-based Service Fee Charged by Alberto-Culver
 The sales-based service fee declined to $3.8 million from $7.2 for the three months ended December 31, 2006 and 2005, respectively, with the cancellation of the agreement in connection with the separation from Alberto-Culver.
      Transaction Expenses
 We recorded $21.5 million in expenses related to the transaction separating us from Alberto-Culver for the three months ended December 31, 2006. The expenses were for fees allocated to us by Alberto-Culver and for the severance for Mr. Renzulli as called for in the separation agreement, of approximately $20.0 million, as well as severance for Mr. Robinson, former Chief Financial Officer and Treasurer, prior to his retirement, of approximately $0.9 million, and for other professional fees. We did not record any expenses for the separation from Alberto-Culver or the Regis transaction during the three months ended December 31, 2005.
      Operating Earnings
Consolidated operating earnings decreased by $18.5 million, or 33.8%, to $36.3 million for the three months ended December 31, 2006 compared to $54.8 million for the same period in 2005. Operating earnings, as a percentage of net sales, were 5.8% for the three months ended December 31, 2006 compared to 9.3% for the same period in 2005. The decrease in consolidated operating earnings was primarily due to the expenses incurred as a result of the transaction separating us from Alberto-Culver. We do not allocate these expenses to our operating segments and these expenses are not reflected in the segment operating earnings of Sally Beauty Supply and BSG discussed below.
Sally Beauty Supply. Sally Beauty Supply’s segment operating earnings increased $7.0 million, or 11.7%, to $66.3 million for the three months ended December 31, 2006 compared to $59.3 million for the same period in 2005. Segment operating earnings, as a percentage of net sales, was 17.8% for the three months ended December 31, 2006 compared to 16.9% for the same period in 2005. Sally Beauty Supply operating earnings were positively impacted by growth in the number of stores as well as a gross margin improvement caused by a continued shift in product mix.
Beauty Systems Group. BSG’s segment operating earnings decreased $3.4 million, or 14.9%, to $19.3 million for the three months ended December 31, 2006 compared to $22.7 million for the same period in 2005, in part, due to an increase in selling, general and administrative expenses, while also experiencing slightly lower gross profit margins on an increased sales volume. Gross profit margins declined primarily as a result of a higher level of sales volume in a particular channel that traditionally has carried low margins. BSG also experienced gross margin declines in certain products during the quarter. In addition, BSG incurred approximately $1 million of consulting fees that are not expected to be ongoing, as well as $0.6 million of expenses related to the closure of a warehouse during the first quarter of fiscal 2007. BSG anticipates that it will continue to review its distribution assets in an effort to gain cost efficiencies and integrate its acquired businesses. Segment operating earnings, as a percentage of net sales, was 7.5% for the three months ended December 31, 2006 compared to 9.6% to the same period in 2005.
      Net Interest Expense
Interest expense, net of interest income, was $19.1 million and $0.5 million for the three months ended December 31, 2006 and 2005, respectively. The increase in interest expense was primarily attributable to the interest associated with the new debt incurred on November 16, 2006. The interest expense was partially offset by interest income of $2.0 million and $0.3 million for the three months ended December 31, 2006 and 2005, respectively and by a marked to market fair value adjustment for interest rate swaps of $1.0 million for the three months ended December 31, 2006.
      Provision for Income Taxes
Provision for income taxes was $14.0 million during the three months ended December 31, 2006 compared to $20.5 million for the same period of 2005. Income taxes for the interim periods ended December 31, 2006 and December 31, 2005 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. In determining the estimated annual effective tax rate, the Company has excluded the tax effect of one-time charges related to the separation from Alberto-Culver. The estimated annual effective tax rate excluding these charges is 39.1% for 2007 compared to 38.8% for 2006.
The effective tax rate for the quarter ended December 31, 2006, including the tax effect of one-time charges, is 81.7%.
      Net Earnings
As a result of the foregoing, consolidated net earnings decreased $30.7 million, or 90.7%, to $3.1 million for the three months ended December 31, 2006 compared to $33.8 million for the same period in 2005. Net earnings, as a percentage of net sales, were 0.5% for the three months ended December 31, 2006 compared to 5.8% for the three months ended December 31, 2005. Net earnings were reduced as a result of the expenses related to the transaction separating us from Alberto-Culver and increased interest expense associated with the debt incurred.
Financial Condition
December 31, 2006 Compared to September 30, 2005
Working capital (current assets less current liabilities) at December 31, 2006 was $363.3 million compared to $479.1 million at September 30, 2006, representing a decrease of $115.8 million. The resulting ratio of current assets to current liabilities was 2.13 to 1.00 at December 31, 2006 compared to 2.65 to 1.00 at September 30, 2006. The decrease in working capital was impacted as current assets declined while current liabilities increased. Current assets were impacted by a $76.2 million reduction in cash associated with the payment of fees and the transfer of cash to Alberto-Culver in connection with the separation and an $18.7 million decline in inventory levels, offset by an increase in the prepayment of certain expenses. The increase in current liabilities was primarily impacted by the addition of the debt due over the next twelve months, or approximately $16.7 million, and $17.9 million of interest that has been accrued at December 31, 2006. The increase in income taxes, previously paid by Alberto-Culver, was offset by the decline in accounts payable.
Inventories decreased $18.7 million to $556.3 million at December 31, 2006 compared to $575.0 at September 30, 2006. The decrease was primarily due to efforts to manage inventories at more efficient levels as well as the impact from holiday sales.
Accounts payable decreased by $23.9 million to $152.7 million at December 31, 2006 from $176.6 million at September 30, 2006 due to the timing of payments as inventory declined.

Accrued expenses increased by $11.1 million to $125.2 million at December 31, 2006 compared to $114.1 million at September 30, 2006. This increase was a result of $18.0 million of interest expense that will be paid over the next twelve months and $6.1 million for health and worker’s compensation insurance, previously provided by Alberto-Culver, offset by $12.0 million of payments against various incentive and benefit plans.
Stockholders’ equity decreased as a result of the special dividend payment of approximately $2,342.1 million called for under the separation agreement from Alberto-Culver. The proceeds from the capital contribution of $575.0 million from CDRS and the proceeds from the debt were used to issue this dividend. In addition, retained earnings decreased by $41.9 million as a result of settlement of the inter-company agreement with Alberto-Culver, treated as a dividend.
Additional paid-in capital increased as a result of the equity contribution made by Clayton, Dubilier & Rice, Inc. in connection with the separation from Alberto-Culver. The increase was offset by the costs of raising equity in the amount of approximately $42.2 million.
Accumulated other comprehensive income — foreign currency translation decreased $.7 million to $15.6 million at December 31, 2006 compared to $16.3 million at September 30, 2006. The decrease was primarily due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the British pound and Canadian dollar.
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
Our primary source of cash over the past three years has been from funds provided by operating activities and, for the three months ended December 31, 2006, from borrowings. The primary uses of cash during the past three years were for acquisitions and capital expenditures and, for the three months ended December 31, 2006, for the cash dividend paid in connection with our separation from Albert-Culver. The following table shows our sources and uses of cash for the three months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31,
	2006	2005
Cash provided by operating activities	$58,082	$39,487
Cash used by investing activities	(14,886)	(11,016)
Cash used by financing activities	(119,165)	(30,316)
Effect of foreign exchange rates	(221)	(514)
Net decrease in cash and cash equivalents	$(76,190)	$(2,359)
Cash Provided by Operating Activities
Net cash provided by operating activities during the three months ended December 31, 2006 increased by $18.6 million to $58.1 million compared to $39.5 million during the three months ended December 31, 2005. The increase was primarily due to the reduction in cash used for inventory as well as the increase in tax liabilities. These tax liabilities were paid by Alberto-Culver in 2005 and were included in the inter-company account. Operating cash declined due to the timing of collections from customers and the prepayments of insurance as the Company assumed responsibility from Alberto-Culver for liability and worker’s compensation coverage.

Cash Used by Investing Activities
Net cash used by investing activities in the three months ended December 31, 2006 increased by $3.9 million to $14.9 million compared to $11.0 million in the three months ended December 31, 2005, primarily due to capital expenditures for new stores and remodels and an increase in the final payment of an escrow for a prior acquisition.
Cash Used by Financing Activities
Net cash used by financing activities in the three months ended December 31, 2006 increased by $88.9 million to $119.2 million compared to $30.3 million during the three months ended December 31, 2005, primarily due to distributions to Alberto-Culver and costs associated with the separation from Alberto-Culver, including debt issuance costs and special cash dividend paid, offset by capital contributions.
Liquidity Following our Separation from Alberto-Culver
In connection with our separation from Alberto-Culver, we, through our subsidiaries, (a) entered into senior secured term loan facilities (which we refer to as senior term loans) under which we borrowed approximately $1.07 billion at closing, (b) issued approximately $430 million principal amount of senior notes and $280 million principal amount of senior subordinated notes and (c) entered into a $400 million asset-backed senior secured loan facility (which we refer to as the ABL facility), subject to borrowing base limitations, of which approximately $70 million was drawn at closing. Through our subsidiaries, we incurred aggregate indebtedness in connection with the transactions of approximately $1.85 billion. Proceeds from this new debt and the $575 million equity investment by the CDR investors were used to pay a $25.00 per share cash dividend to holders of record of Alberto-Culver shares as of the record date for the separation transaction.
Following the completion of our separation from Alberto-Culver, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred in connection with the transactions and from funding the costs of operations, working capital and capital expenditures. Ongoing liquidity needs are expected to be funded by net cash provided by operating activities and borrowings under the ABL facility. The ABL facility is expected to provide for senior secured revolving loans up to a maximum aggregate principal amount of $400 million, subject to borrowing base limitations. Extensions of credit under the ABL facility are limited by a borrowing base calculated periodically based upon specified percentages of the value of eligible inventory and eligible accounts receivables, subject to certain reserves and other adjustments. Our ability to obtain liquidity from the issuance of additional public or private equity will be severely limited for at least two years following completion of our separation from Alberto-Culver because issuance of our common stock may cause the Alberto-Culver share distribution to be taxable to us and our stockholders under Section 355(e) of the Internal Revenue Code. See “Risk Factors-Risks Relating to the Tax Treatment of our Separation from Alberto-Culver and Relating to Our Largest Stockholder,” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2006.
The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business. For instance, the senior term loans contain covenants that, among other things, restrict Sally Holdings’ and its subsidiaries’ ability to:
•	dispose of assets;

•	incur additional indebtedness (including guarantees of additional indebtedness) unless we meet a consolidated coverage ratio (as defined in the indenture) of at least 2.0 to 1.0;

•	pay dividends, repurchase stock or make other distributions;

•	prepay certain other debt or amend specific debt agreements;

•	create liens on assets;

•	make investments (including joint ventures);

•	engage in mergers, consolidations or sales of all or substantially all of Sally Holdings’ assets;

•	engage in certain transactions with affiliates; and

•	permit restrictions on Sally Holdings’ subsidiaries ability to pay dividends.
The indentures governing the notes also contain restrictive covenants that, among other things, limit our ability and the ability of Sally Holdings and its restricted subsidiaries to:
•	dispose of assets;

•	incur additional indebtedness (including guarantees of additional indebtedness) unless we meet a consolidated coverage ratio (as defined in the indenture) of at least 2.0 to 1.0;

•	pay dividends, repurchase stock or make other distributions;

•	prepay subordinated debt;

•	create liens on assets (which, in the case of the senior subordinated notes, would be limited in applicability to liens securing pari passu or subordinated indebtedness);

•	make investments (including joint ventures);

•	engage in mergers, consolidations or sales of all or substantially all of Sally Holdings’ assets;

•	engage in certain transactions with affiliates; and

•	permit restrictions on Sally Holdings’ subsidiaries ability to pay dividends.
The ABL facility, contains covenants that, among other things, restrict Sally Holdings’ and its subsidiaries’ ability to:
•	change their line of business;

•	amend specific debt agreements;

•	engage in certain mergers, consolidations and transfers of substantially all assets;

•	make certain acquisitions, pay certain dividends, and make certain distributions and stock repurchases and prepay certain debt, in each case to the extent any such transaction would reduce availability under the ABL facility below a specified amount; and

•	change the fiscal year of Sally Holdings or its direct parent.
The senior secured term loan facilities contain a covenant requiring Sally Holdings and its subsidiaries to comply with maximum consolidated secured leverage ratio levels, which will decline over time. The consolidated secured leverage ratio will be tested quarterly, beginning with a maximum ratio of 5.25 for the four quarter period ending March 31, 2007. The consolidated secured leverage ratio is a ratio of (A) net consolidated secured debt to (B) Consolidated EBITDA as defined in the senior secured term loan facilities.

The ABL facility contains a covenant requiring Sally Holdings and its subsidiaries to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 when availability under the ABL facility falls below $40 million. The fixed-charge coverage ratio is defined as the ratio of (A) EBITDA as defined in the ABL facility, or Credit Agreement EBITDA, less unfinanced capital expenditures to (B) fixed charges as included in the definition of the fixed-charge coverage ratio. The ABL facility uses fixed amounts for Credit Agreement EBITDA for periods preceding our separation from Alberto-Culver.
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
Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. See “Risk Factors—Risks Relating to Our Substantial Indebtedness” in Item 1A of our annual report on Form 10-K for the year ended September 30, 2006.
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
There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under the ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, restrictions on our ability to issue public or private equity for at least two years after our separation from Alberto-Culver, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. See “Risk Factors” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2006.
As a holding company, we will depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings’ ability to pay dividends to us. In addition, under Delaware law, the ability of each of Sally Holdings and its subsidiaries to make distributions to us will be limited to the extent (a) of its surplus, or if there is no surplus, of its net earnings for the fiscal year in which the distribution is declared and/or the preceding fiscal year, if such subsidiary is a corporation, or (b) the fair value of its assets exceeds its liabilities, in the case of Sally Holdings or such subsidiary that is a limited liability company. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. See “Risk Factors—Risks Relating to Our Substantial Indebtedness,” In Item 1A. of our annual report on Form 10-K for the year ended September 30, 2006.
Contractual Obligations
Our contractual cash obligations have substantially changed as a result of the transaction separating us from Alberto-Culver. Under the terms of the Investment Agreement, through our subsidiaries we incurred approximately $1.85 billion of new debt. Our subsidiaries have material contractual cash obligations related to the principal and interest payments for this new debt. See “Note 4” of the consolidated financial statements included elsewhere in this report for further detail on the debt issued and future minimum payments. On November 24, 2006, the Company entered into interest rate swaps to manage our risk associated with changing interest rates. See “Note 5” of the consolidated financial statements included elsewhere in this report for further information on the interest rate swaps and see Part I, Item 3 and Part II, Item 1A. of this report for risks associated with the interest rate swaps.
Off-Balance Sheet Financing Arrangements
At December 31, 2006 and 2005, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as well as outstanding letters of credit related to inventory purchases, which totaled $1.5 million and $1.2 million, respectively, at December 31, 2006 and 2005.
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
Income Taxes
We record tax provisions in our consolidated financial statements based on an estimation of current income tax liabilities. The development of these provisions requires judgments about tax issues, potential outcomes and timing. If we prevail in tax matters for which provisions have been established or are required to settle matters in excess of established provisions, our effective tax rate for a particular period could be significantly affected.
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
Share-Based Compensation
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
The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical exercise trends. We estimate expected volatility by using the industry sector that the Company belongs to for the expected volatility of its share price since it is not practicable to estimate due to the Company’s lack of history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue at the date of the grant for the expected life of the stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. We have based all these estimates on the Company’s assumptions as of December 31, 2006. Our estimates for future periods may be based on different assumptions and accordingly may differ.
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
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company implemented the provisions of SAB 108 during the first quarter of fiscal 2007 and it did not have a material impact on our financial position, results of operations or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.
Foreign currency exchange rate risk
We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. Fluctuations in U.S. dollar exchange rates within the range of the rates for three months ended December 31, 2006 and 2005 did not have a material effect on our financial condition and results of operations, nor have we used derivative financial instruments to manage foreign currency exchange rate risk.
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
The Company and certain of our other subsidiaries will be sensitive to interest rate fluctuations. In order to enhance its ability to manage risk relating to cash flow and interest rate exposure, the Company and/or our other subsidiaries who are borrowers under the senior secured credit facilities of ABL facility may enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. In addition, the senior secured term loan facilities agreements require that the Company and/or certain of our other subsidiaries to hedge a portion of their floating interest rate exposure for a specified period.
On November 24, 2006, the Company entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million, respectively. These agreements expire in two and three years, respectively. The agreements allow the Company to convert a portion of its variable rate interest to a fixed rate at 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.25% to 2.50%), respectively. As discussed in “Risk Factors” herein, changes in the fair value of these interest rate swap agreements driven by interest rate changes will increase or decrease our net interest expense and may therefore affect our profitability.
Credit risk
We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. The credit risk associated with cash equivalents and short-term investments is mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.
We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our broad customer base mitigates our exposure to concentrations of credit risk with respect to trade receivables. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks.
ITEM 4. CONTROLS AND PROCEDURES
Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO.
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
Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2006, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
There were no material legal proceedings pending against us or our subsidiaries, as of December 31, 2006. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factor” in our Annual Report on Form 10-K for the year ended September 31, 2006, which could materially affect our business, financial condition or future results. There have been material changes in the Risk Factors as previously disclosed in our annual report on Form 10-K for the year ended September 30, 2006, and such changes are reflected immediately below. The following risk factors, as well as the risks described in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
A decrease in interest rates would increase our interest expense (due to our interest rate swaps) and could reduce our profitability.
We have entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million. These interest rate swap agreements relate to $500 million of the $1,070 million term loans A and B due in 2012 and 2014, respectively, to manage our risk associated with changing interest rates. We utilize interest rate swaps to manage our financial risk associated with changing interest rates and accounts for them under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 requires that all derivatives be marked to market (fair value). Our current interest rate swap agreements do not qualify as hedges and therefore, the change in fair value of the interest rate swap agreements, which are adjusted quarterly, are recorded in the results of operations. The impact of the change in fair value of the swap agreements on interest expense was a decrease of approximately $1.0 million in the three months ended December 31, 2006 as there was an increase in applicable interest rates. Future changes in the fair value of the interest rate swap agreements will continue to increase or decrease our interest expense and could have the potential to affect our profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 (File No. 333-136259) filed on October 10, 2006

2.2	First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.2 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006

2.3	Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.02 to the Company’s Current Report on Form 8-K filed on October 30, 2006

2.4	Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.3 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006

2.5	First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.4 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006

2.6	Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on October 30, 2006

3.1	Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006

3.2	Amended and Restated By-Laws of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006

3.3	Second Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated December 5, 2006, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006

4.1	Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated by reference from Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.2	First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on December 22, 2006

4.3	Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.4	Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.5	Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.6	Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.7	Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.8	Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.9	Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.10	U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.6.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.11	Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. And certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.12	Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 22, 2006

10.1	First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006

10.2	Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.0 to the Company’s Current Report on Form 8-K filed on October 30, 2006

10.3	First Amendment to the Employee Matters Agreement, dated October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006

10.4	Second Amendment to the Employee Matters Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on October 30, 2006

10.5	Form of Severance Agreement for Executive Officers (Gary G. Winterhalter, Michael G. Spinozzi, ,John R. Golliher, Neil B. Riemer, W. Richard Dowd, Bennie L. Lowery, Raal Roos), which is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

10.6	Form of Indemnification Agreement with Directors, which is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006.

10.7	Form of Termination Agreement for Executive Officers (W. Richard Dowd, Bennie L. Lowery, Raal Roos), which is incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on December 22, 2006

10.8	Director and Officer Indemnification Agreement, dated as of January 15, 2007, between the Company and David L. Rea, which is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2007

10.9	Letter Agreement, dated as of January 9, 2007, between the Company and David L. Rea, which is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 16, 2007

10.10	Sally Beauty Holdings, Inc. Independent Director Compensation Policy

10.11	Form of First Amendment to the Termination Agreement with Gary G. Winterhalter, which is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 10-K filed January 29, 2007

31.1-31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications

32.1-32.2	Section 1350 Certifications

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC. (Registrant)
Date: February 9, 2007
	By:	/s/ DAVID L. REA
David L. Rea
Chief Financial Officer