Form 10-K/A
period 2006-09-30
Sally Beauty Holdings, Inc.
filed 2007-04-09
CIK 1368458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 1
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
Commission File Number: 1-33145

SALLY BEAUTY HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2257936
(State of Incorporation)	(I.R.S. Employer
Identification Number)

3001 Colorado Boulevard
Denton, TX	76210
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (940) 898-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At December 14, 2006, there were 180,104,975 shares of common stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, is being filed to (i) correct the Summary Compensation table included in Item 11 of the Form 10-K filed on December 22, 2006 (the “Original Filing”), based upon information discovered by the registrant following the Original Filing, and (ii) to correct the paragraph entitled “Conclusions regarding Disclosure Controls” included in Item 9A to update such Item 9A in light of the amendment to the Summary Compensation table herein. As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included the complete text of the revised Item 9A and Item 11. The text in Item 11 under the heading “Executive Officer Severance Agreements” speaks as of the date of the Original Filing and has not been revised or updated in this 10-K/A to reflect events occurring between the date of the Original Filing and the filing of this 10-K/A, including the subsequently revised arrangements disclosed by the registrant in its proxy statement filed with the Securities and Exchange Commission on March 7, 2007.
Except as described above, this amendment does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.
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
Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
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
In reviewing the Summary Compensation Table included with Item 11 of this report as a result of an existing control process, management discovered that certain perquisites and other compensation received by our named executive officers were not included as compensation for our fiscal years ended September 30, 2006, 2005 and 2004 in the Original Filing. The information which should have been set forth in the Original Filing is set forth in Item 11 of this 10-K/A. We have taken remedial steps to improve our communication and procedures with respect to capturing this type of compensation information for future periods and are providing appropriate supplemental training to relevant personnel. In addition, our Disclosure Committee will continue to evaluate our disclosure controls and procedures in an effort to improve such disclosure controls and procedures where we deem necessary or advisable.
Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, solely as a result of our failure to include certain perquisites and compensation for named executive officers in the Summary Compensation table described in the paragraph below, as of September 30, 2006, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. During our last fiscal quarter of 2006, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
				Other		Awards		Payouts	All
				Annual		Restricted	Securities		Other
				Compen-		Stock	Underlying	LTIP	Compen-
Name and		Salary	Bonus	sation		Awards	Options	Payouts	sation
Principal Position	Year	($)	($)	($)		($)(1)	(#)(2)	($)(3)	($)
Gary G. Winterhalter	2006	650,000	493,000	2,673		0	50,000	0	104,905	(4)
President and	2005	556,250	100,000	2,102		0	38,600	0	121,578
Chief Executive Officer	2004	496,250	525,000	803		0	42,000	280,000	116,983

W. Richard Dowd	2006	232,111	138,896	0		0	12,000	0	33,289	(5)
Senior Vice President,	2005	228,713	91,720	0		0	11,200	0	39,987
Distribution and Chief	2004	221,527	176,629	0		0	12,300	100,000	39,240
Information Officer

John R. Golliher	2006	309,662	101,595	91,805	(9)	0	6,400	0	27,508	(6)
President,	2005	304,169	49,939	0		0	6,300	0	28,641
Beauty Systems Group	2004	272,180	72,948	116,821	(10)	44,230	6,900	20,000	28,467

Bennie L. Lowery	2006	316,134	189,017	0		0	16,000	0	60,484	(7)
Senior Vice President and	2005	311,495	220,993	0		0	15,600	0	62,293
General Merchandise Manager,	2004	301,707	232,050	0		0	17,250	140,000	54,484
Beauty Systems Group

Gary T. Robinson	2006	250,968	217,909	0		0	12,000	0	29,602	(8)
Retired Senior Vice President,	2005	245,583	103,421	8,158		0	11,200	0	42,744
Chief Financial Officer and Treasurer	2004	230,378	175,808	0		0	12,300	100,000	41,377

(1)	On September 30, 2006, Messrs. Winterhalter, Dowd, Golliher, Lowery and Robinson held 1,500; 551, 482, 551 and 750 shares of restricted stock, respectively, with a market value of $75,885; $27,875; $24,384; $27,875 and $37,943, respectively. All shares of restricted stock outstanding as of September 30, 2006, vested in connection with the Corporation’s separation from the Alberto-Culver Company. Dividends are paid on shares of restricted stock.

(2)	The number of securities underlying the options granted has been adjusted to reflect the 50% stock dividend paid on February 20, 2004.

(3)	Represents long-term incentive plan payments under the Alberto-Culver Shareholder Value Incentive Plan, or SVIP. For the three-year performance period ended September 30, 2006, Alberto-Culver’s Total Shareholder Return, or TSR, was 32.16% placing it in the 37.8th percentile of the Standard & Poor’s 500 Index with no corresponding payout per unit. For the three-year performance period ended September 30, 2005, Alberto-Culver’s TSR was 37.01% placing it in the 31.7th percentile of the Standard & Poor’s 500 Index with no corresponding payout per unit. For the three-year performance period ended September 30, 2004, Alberto-Culver’s TSR was 104.07% placing it in the 87th percentile of the Standard & Poor’s 500 Index with a corresponding payout per unit of $2,000 under the Alberto-Culver SVIP.

(4)	The amount includes $4,172 in term life insurance premium costs; a company contribution to the Profit Sharing Plan of $9,389; $5,438 of matching contributions to the Sally Beauty 401(k) Savings Plan; and $85,906 of contributions pursuant to or in lieu of participation in the Alberto-Culver Executive Deferred Compensation Plan.

(5)	The amount includes $2,265 in term life insurance premium costs; a company contribution to the Profit Sharing Plan of $9,389; $5,438 of matching contributions to the Sally Beauty 401(k) Savings Plan; and $16,197 of contributions pursuant to or in lieu of participation in the Alberto-Culver Executive Deferred Compensation Plan.

(6)	The amount includes $2,097 in term life insurance premium costs; a company contribution to the Profit Sharing Plan of $9,389; $5,438 of matching contributions to the Sally Beauty 401(k) Savings Plan; and $10,584 of contributions pursuant to or in lieu of participation in the Alberto-Culver Executive Deferred Compensation Plan.

(7)	The amount includes $3,077 in term life insurance premium costs; a company contribution to the Profit Sharing Plan of $9,389; $5,438 of matching contributions to the Sally Beauty 401(k) Savings Plan; and $42,580 of contributions pursuant to or in lieu of participation in the Alberto-Culver Executive Deferred Compensation Plan.

(8)	The amount includes $2,437 in term life insurance premium costs; a company contribution to the Profit Sharing Plan of $9,389; $5,438 of matching contributions to the Sally Beauty 401(k) Savings Plan; and $12,338 of contributions pursuant to or in lieu of participation in the Alberto-Culver Executive Deferred Compensation Plan.

(9)	Represents relocation expenses to Mr. Golliher in connection with his transfer from California to Texas. Some of these expenses were grossed up for tax purposes. We valued these items based on the actual payments made, plus a gross-up amount of $13,293 for the payment of taxes.

(10)	Represents relocation expenses to Mr. Golliher in connection with his transfer from Kentucky to California. Some of these expenses were grossed up for tax purposes. We valued these items based on the actual payments made, plus a gross-up amount of $33,482 for the payment of taxes.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 3. Exhibits: The following exhibits are hereby added to the Exhibits originally filed with the Original Filing.

Exhibit No.	Description
31.1-31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of April 2007.

SALLY BEAUTY HOLDINGS, INC.
By /s/ Gary G. Winterhalter
Gary G. Winterhalter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Berges James G. Berges	Chairman of the Board and Director	April 9, 2007

/s/ Gary G. Winterhalter Gary G. Winterhalter	President, Chief Executive Officer and Director (principal executive officer)	April 9, 2007

/s/ David L. Rea David L. Rea	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	April 9, 2007

/s/ Kathleen Affeldt Kathleen Affeldt	Director	April 9, 2007

/s/ Marshall E. Eisenberg Marshall E. Eisenberg	Director	April 9, 2007

/s/ Robert R. McMaster Robert R. McMaster	Director	April 9, 2007

/s/ Walter Metcalfe Walter Metcalfe	Director	April 9, 2007

/s/ John A. Miller John A. Miller	Director	April 9, 2007

/s/ Martha Miller de Lombera Martha Miller de Lombera	Director	April 9, 2007

/s/ Edward W. Rabin Edward W. Rabin	Director	April 9, 2007

/s/ Richard J. Schnall Richard J. Schnall	Director	April 9, 2007