Form 10-Q
period 2007-03-31
Sally Beauty Holdings, Inc.
filed 2007-05-10
CIK 1368458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-33145

SALLY BEAUTY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2257936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Colorado Boulevard
Denton, Texas	76210
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (940) 898-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer   ☐
Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

At May 4, 2007, there were 180,322,028 shares of the issuer’s common stock outstanding.

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

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks and uncertainties related to: our limited history as a stand-alone company; the preparedness of our accounting and other management systems to meet financial reporting and other requirements; the representativeness of our historical consolidated financial information with respect to our future financial position, results of operations or cash flows; realizing the anticipated benefits of our separation from Alberto-Culver; since our separation from Alberto-Culver, our inability to achieve the benefits of scale that were achieved by Alberto-Culver prior to our separation from Alberto-Culver; being a holding company with no operations of our own, and depending on our subsidiaries for cash; the highly competitive nature of the beauty products distribution industry; anticipating changes in consumer preferences and buying trends or to manage our product lines and inventory; our dependence upon manufacturers; products sold by us being found to be defective in labeling or content; compliance with laws and regulations or becoming subject to additional or more stringent laws and regulations; product diversion; successfully identifying acquisition candidates or successfully completing desirable acquisitions; integration of businesses acquired in the future; opening and operating new stores profitably; protecting our intellectual property rights, specifically our trademarks; obtaining the consent of third parties under our contracts; conducting business in international markets; disruption in our information technology systems; natural disasters or acts of terrorism; our substantial indebtedness; the possibility that we may incur substantial additional debt; restrictions and limitations in the agreements and instruments governing our debt; generating the significant amount of cash needed to service all of our debt and refinancing all or a portion of our indebtedness or obtaining additional financing; changes in interest rates increasing the cost of servicing our debt or increasing our interest expense due to our interest rate swap agreements; the share distribution of Alberto-Culver common stock in our separation from Alberto-Culver not constituting a tax-free distribution; actions taken by certain large shareholders adversely affecting the tax-free nature of the share distribution of Alberto-Culver common stock; significant restrictions on our ability to issue equity securities; the voting power of our largest stockholder discouraging third party acquisitions of us at a premium; the interests of our largest stockholder differing from the interests of other holders of our common stock; regulatory competition review of our recent U.K. acquisition, including any required restructuring or divestiture arising from such review; and the operational and financial performance of our Armstrong McCall business.

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, our Quarterly Report on Form 10-Q for the period ended December 31, 2006, and in Part II, Item 1A in this report, each as filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this release are qualified by the factors, risks and uncertainties contained therein. We assume no obligation to publicly update or revise any forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The following financial statements as of and for the three and six months ended March 31, 2007 and 2006 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries. The following statements of financial position as of September 30, 2006 and results of operations and cash flows for the three and six months ended March 31, 2006 are of Sally Holdings, Inc., which was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of Sally Beauty Holdings, Inc. in connection with the separation of our business from Alberto-Culver. Sally Beauty Holdings, Inc. was formed on June 16, 2006 in connection with the separation of our business from Alberto-Culver.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$609,276	$581,101	$1,239,155	$1,167,456
Cost of products sold and distribution expenses	326,258	311,142	671,645	630,629
Gross profit	283,018	269,959	567,510	536,827
Selling, general and administrative expenses (1) (2)	212,195	197,145	425,373	392,869
Depreciation and amortization	10,025	9,538	19,815	18,674
Sales-based service fee charged by Alberto-Culver	—	7,220	3,779	14,417
Transaction expenses(3)	27	4,743	21,484	4,743
Operating earnings	60,771	51,313	97,059	106,124
Interest expense, net (4)	42,947	21	62,050	492
Earnings before provision for income taxes	17,824	51,292	35,009	105,632
Provision for income taxes	6,785	20,117	20,829	40,653
Net earnings	$11,039	$31,175	$14,180	$64,979

Net earnings per share: (5)
Basic	$0.06		$0.08
Diluted	$0.06		$0.08

Weighted average shares: (5) (6)
Basic	180,233		180,187
Diluted	182,646		182,603

(1)          Selling, general and administrative expenses include allocated overhead costs from Alberto-Culver of $0.0 million and $3.6 million and share-based compensation of $0.6 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively.

(2)          Selling, general and administrative expenses include allocated overhead costs from Alberto-Culver of $1.0 million and $7.3 million and share-based compensation of $6.3 million and $3.1 million for the six months ended March 31, 2007 and 2006, respectively.

(3)          Transaction expenses are one-time charges associated with the separation from Alberto-Culver in the three and six months ended March 31, 2007 and one-time charges associated with the termination of the agreement with Regis Corporation (“Regis”) that called for the Company to merge with a subsidiary of Regis in a tax-free transaction in the three and six months ended March 31, 2006.

(4)          Interest expense, net of interest income of $0.3 million and $0.3 million for the three months ended March 31, 2007 and 2006; net of interest income of $1.4 million and $0.5 million for the six months ended March 31, 2007 and 2006; includes $1.7 million and $0.7 million of fair market value adjustment for marked to market interest rate swaps for the three and six months ended March 31, 2007, respectively.

(5)          Net earnings per share were not calculated for the three and six months ended March 31, 2006 since the Company was a wholly-owned subsidiary of Alberto-Culver during fiscal year 2006. See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for additional information about the separation.

(6)          Weighted average shares for the six months ended March 31, 2007 was calculated from November 16, 2006 through March 31, 2007, which represents the actual number of days that shares of the Company’s common stock were publicly traded.

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained within Sally Beauty Holding, Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2006, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31,	September 30,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,982	$107,571
Trade accounts receivable, less allowance for doubtful accounts of $2,582 and $2,246 at March 31, 2007 and September 30, 2006, respectively	46,088	45,462
Other receivables	19,677	21,228
Inventories	565,995	574,983
Prepaid expenses	17,259	10,255
Due from Alberto-Culver	—	463
Deferred income tax assets	10,874	10,327
Total current assets	693,875	770,289
Property and equipment, net of accumulated depreciation of $202,369 and $187,089 at March 31, 2007 and September 30, 2006, respectively	146,683	142,735
Goodwill	402,832	364,693
Intangible assets, net of accumulated amortization of $16,718 and $8,195 at March 31, 2007 and September 30, 2006, respectively	52,128	53,238
Other assets	64,986	7,886
Total assets	$1,360,504	$1,338,841
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$17,155	$503
Accounts payable	156,286	176,623
Accrued expenses	144,873	114,056
Income taxes	3,384	—
Total current liabilities	321,698	291,182
Long-term debt	1,813,423	621
Other liabilities	14,098	11,953
Deferred income tax liabilities	23,919	21,590
Total liabilities	2,173,138	325,346

Stock options subject to redemption	7,354	7,528

Stockholders’ (deficit) equity:
Common stock, $0.01 par value. Authorized 400,000,000 shares; issued 180,643,169 shares and outstanding 180,293,169 shares at March 31, 2007	1,803	—
Common stock, no par value. Authorized 1,000 shares; issued and outstanding 1,000 shares at September 30, 2006	—	—
Additional paid-in capital	601,116	62,172
Retained (deficit) earnings	(1,439,926)	927,512
Accumulated other comprehensive income – foreign currency translation	17,019	16,283
Total stockholders’ (deficit) equity	(819,988)	1,005,967
Total liabilities and stockholders’ (deficit) equity	$1,360,504	$1,338,841

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained within Sally Beauty Holding, Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2006, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$14,180	$64,979
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,815	18,674
Share-based compensation expense (net of deferred tax benefit of $2,349 and $1,091 in 2007 and 2006, respectively)	3,915	2,025
Excess tax benefit from share-based compensation	(308)	—
Net loss on disposal of leaseholds and other property	910	354
Deferred income taxes	3,832	746
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	6,825	2,580
Other receivables	1,713	(2,387)
Inventories	35,663	(30,546)
Prepaid expenses	(3,671)	898
Other assets	2,428	923
Accounts payable and accrued expenses	(610)	(5,905)
Income taxes	3,322	—
Due from Alberto-Culver	463	14,728
Other liabilities	7,543	(1,683)
Net cash provided by operating activities	96,020	65,386
Cash Flows from Investing Activities:
Capital expenditures	(18,822)	(14,230)
Proceeds from sale of property and equipment	95	16
Acquisitions, net of cash acquired	(69,215)	(4,247)
Net cash used by investing activities	(87,942)	(18,461)
Cash Flows from Financing Activities:
Change in book cash overdraft	(4,204)	(5,746)
Proceeds from issuance of long-term debt	2,037,100	553
Repayments of long-term debt	(207,643)	(229)
Proceeds related to notes with affiliated companies	—	15,230
Payments related to notes with affiliated companies	—	(31,880)
Debt issuance costs	(58,816)	—
Equity financing costs	(42,350)	—
Equity contributions	575,000	—
Proceeds from exercises of stock options	485	—
Excess tax benefit from share-based compensation	308	—
Special cash dividend paid	(2,342,148)	—
Distributions to Alberto-Culver	(39,471)	(685)
Excess tax benefit from exercises of Alberto-Culver stock options	—	300
Net cash used by financing activities	(81,739)	(22,457)
Effect of foreign exchange rate changes on cash and cash equivalents	72	(261)
Net (decrease) increase in cash and cash equivalents	(73,589)	24,207
Cash and cash equivalents, beginning of period	107,571	38,612
Cash and cash equivalents, end of period	$33,982	$62,819

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained within Sally Beauty Holding, Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2006, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ (Deficit) Equity

 Six Months Ended March 31, 2007
(In thousands, except share data)

(Unaudited)

	Number of
	Shares	Dollars
					Accumulated
	Common	Common	Additional	Retained	Other	Total
	Stock	Stock	Paid-in	(Deficit)	Comprehensive	Stockholders’
	Issued	Issued	Capital	Earnings	Income	(Deficit) Equity
Balance at September 30, 2006	1,000	$—	$62,172	$927,512	$16,283	$1,005,967
Net earnings	—	—	—	14,180	—	14,180
Foreign currency translation	—	—	—	—	736	736
Total comprehensive income	—	—	—	14,180	736	14,916
Adjustment to stockholder contribution	—	—	1,067	—	—	1,067
Retirement of common stock	(1,000)	—	(1)	1	—	—
Distributions to Alberto-Culver	—	—	—	(39,471)	—	(39,471)
Stock issued in connection with separation including equity contribution	180,050,488	1,801	573,199	—	—	575,000
Equity financing costs	—	—	(42,350)	—	—	(42,350)
Special cash dividend	—	—	—	(2,342,148)	—	(2,342,148)
Vesting of share-based compensation	—	—	6,372	—	—	6,372
Stock issued for stock options	242,681	2	657	—	—	659
Balance at March 31, 2007	180,293,169	$1,803	$601,116	$(1,439,926)	$17,019	$(819,988)

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained within Sally Beauty Holding, Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2006, are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements

1.     Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (the “Company”) sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores, in the United States, Puerto Rico, Mexico, Japan, Canada, United Kingdom and certain other European countries. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons in the United States and portions of Canada and certain European countries and to franchises in the southern and southwestern United States and Mexico through its Armstrong McCall operations. The beauty products sold by BSG and Armstrong McCall are primarily sold through exclusive territory agreements with the manufacturers of the products. Until November 16, 2006, the Company was a wholly-owned subsidiary of Alberto-Culver Company (“Alberto-Culver”).

On November 10, 2006, the stockholders of Alberto-Culver approved a plan to separate its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly traded companies. The separation was completed on November 16, 2006. The transactions were effected pursuant to an Investment Agreement dated as of June 19, 2006, among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, Inc., and CDRS Acquisition LLC (“CDRS”). Sally Beauty Holdings, Inc. became the accounting successor company to Sally Holdings, Inc. upon the completion of the transactions. The Company incurred transaction expenses as a result of the separation. See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for additional information about the separation.

Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated interim financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position as of March 31, 2007, the results of operations for the three and six month periods ended March 31, 2007 and 2006, and cash flows for the six months ended March 31, 2007 and 2006. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

2.     Stockholders’ (Deficit) / Equity

The Company had negative stockholders’ equity as of March 31, 2007 as a result of a deficit in retained earnings. During the six months ended March 31, 2007, retained earnings decreased as a result of the dividend payment of approximately $2,342.1 million to the shareholders of Alberto-Culver, called for under the separation agreement from Alberto-Culver. The proceeds from the equity contribution of $575.0 million from CDRS and the proceeds from the issuance of the debt, as discussed in “Note 5,” were used to fund this dividend. In addition, retained earnings decreased by $39.5 million as a result of settlement of the inter-company agreement with Alberto-Culver, which was treated as a dividend.

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements

During the six months ended March 31, 2007, additional paid-in capital decreased as a result of a portion of the $30.0 million fee paid by the Company to Clayton, Dubilier & Rice, Inc. and the expenses paid to CDRS along with other professional services and due diligence fees incurred in connection with the separation from Alberto-Culver. These were considered to be costs of raising equity and were recorded as a reduction to additional paid-in capital in the amount of approximately $42.4 million. During the six months ended March 31, 2007 and prior to its separation from Alberto-Culver, the Company recorded an increase in additional paid-in capital for stock issued by Alberto-Culver. The stock was issued to the former owner of Monarch Beauty Supply Co. Ltd., a subsidiary previously owned by Alberto-Culver, and was contributed by Alberto-Culver to the Company in 2003. The additional paid-in capital recorded by the Company, as an adjustment of $1.1 million to stockholder contribution, reflects the effect of certain pre-acquisition tax liabilities fully indemnified by the seller, for which Alberto-Culver retained the proceeds.

The change in common stock resulted from the issuance of stock in connection with the separation agreement with Alberto-Culver and the Investment Agreement with CDRS. See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for additional information about the separation from Alberto-Culver.

See “Note 8” for a discussion of other comprehensive income.

3.     Net Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and unvested stock awards.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended March 31, 2007 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2007		March 31, 2007

Net earnings	$11,039		$14,180

Total weighted-average basic shares	180,233	(1)	180,187
Dilutive securities:
Stock option programs	2,413		2,416
Total weighted average diluted shares	182,646		182,603

Earnings per share:
Basic	$0.06		$0.08
Diluted	$0.06		$0.08

(1)Weighted average shares was calculated from November 16, 2006 through March 31, 2007 for the six months ended March 31, 2007, which represents the actual number of days that shares of the Company’s common stock were publicly traded.

Net earnings per share were not calculated for the three and six months ended March 31, 2006 since the Company was a wholly-owned subsidiary of Alberto-Culver during fiscal year 2006. See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for additional information about the separation from Alberto-Culver.

At March 31, 2007, options to purchase 2,403,009 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $9.45 to $9.57, were greater than the average market price of the Company’s common stock.

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements

4.     Share-Based Payments

The Company accounts for stock option and stock awards in accordance with SFAS 123 (Revised 2004), Share-Based Payment ‘SFAS 123 (R).’ Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. During the second quarters of fiscal 2007 and fiscal 2006, total compensation cost charged against income and included in selling, general and administrative expenses for share-based payment arrangements was $0.6 million and $1.0 million, respectively, and the total income tax benefit recognized in the Company’s income statement from these plans was $0.2 million and $0.4 million, respectively. During the first six months of fiscal 2007 and fiscal 2006, total compensation cost charged against income and included in selling, general and administrative expenses for share-based payment arrangements was $6.3 million and $3.1 million, respectively, and the total income tax benefit recognized in the Company’s income statement from these plans was $2.4 million and $1.1 million, respectively.

Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no stock option plans of its own; however, certain employees of the Company had been granted stock options under stock option plans of Alberto-Culver. Alberto-Culver has treated the separation transaction as though it constitutes a change in control for purposes of Alberto-Culver’s stock option and stock award plans. As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by the Company’s employees, became fully vested upon completion of the transactions on November 16, 2006. Due to the separation from Alberto-Culver, the Company recorded a charge at that time equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods as the stock options and restricted shares for the Company’s employees vested over the original vesting periods. Upon completion of the transaction separating the Company from Alberto-Culver, all outstanding Alberto-Culver stock options held by employees of the Company became options to purchase shares of the Company’s common stock.

As a result of the separation, the Employee Stock Option Plan of 2003, the 2003 Stock Option Plan for Non-Employee Directors and the 2003 Restricted Stock Plan that were previously plans of Alberto-Culver became plans of the Company. The exercise price of each stock option equals 100% of the market price of the Company’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are subject to forfeiture until the four year vesting period is complete.

Stock Options

A summary of option activity under the Company’s option plans as of March 31, 2007 and changes during the six months then ended is as follows (options in thousands):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	1,969	$37.47
Shares conversion (1)	1,073	2.00
Granted	2,833	9.43
Exercised	(394)	16.26
Forfeited or expired	(234)	11.49

Outstanding at March 31, 2007	5,247	$5.61	8.4	$20,994
Exercisable at March 31, 2007	2,634	$2.00	7.3	$20,682

(1)          Per the Employee Matters Agreement, in connection with the separation agreement, the Company’s employee stock options were converted from Alberto-Culver stock options into the Company’s stock options. In order to maintain the same intrinsic value as before the separation, all of the Company’s stock options that were converted from Alberto-Culver were adjusted accordingly.

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements

The following table summarizes information about stock options under the Company’s option plans at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2007	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number Exercisable at March 31, 2007	Weighted- Average Exercise Price
$2.00	2,634	7.3	$2.00	2,634	$2.00
$7.70 – 9.57	2,613	9.7	9.42	—
Total	5,247	8.4	$5.61	2,634	$2.00

The Company uses the Black-Scholes option-pricing method to value the Company’s stock options for each stock option award. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which generally vest ratably over a four year period, is expensed on a straight-line basis over the vesting period of the stock options.

The weighted average assumptions relating to the valuation of the Company’s stock options for the six months ended March 31, 2007 and March 31, 2006 are as follows:

	Six Months Ended
	March 31, 2007 (1)	March 31, 2006 (2)
Expected lives (years)	5.0	3.5 - 4.5
Expected volatility	35.0%	20.0%
Risk-free interest rate	4.4%	4.2%
Dividend yield	0.0%	1.0%

(1)          Assumptions are based on the Company’s future expectations and not taking into account historical assumptions of Alberto-Culver’s common stock.

(2)          Assumptions were calculated as being a wholly-owned subsidiary of Alberto-Culver using their assumptions such as expected volatility and dividend yield based on their then common stock.

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company that have been granted stock options under stock option plans of Alberto-Culver. Expected volatility for the six months ended March 31, 2007 is derived by using the average volatility of similar companies since it is not practicable to estimate the Company’s expected volatility due to lack of history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. As the Company does not expect to pay dividends, the dividend yield is 0%.

The weighted average fair value of the Company’s stock options issued to the Company’s employees at the date of grant in the six months ended March 31, 2007 and 2006 was $3.62 and $9.41 per option, respectively. The total intrinsic value of options exercised, after the separation from Alberto-Culver, during the six months ended March 31, 2007 was $1.8 million. The total cash received from these option exercises was $0.5 million and the tax benefit realized for the tax deductions from these option exercises was $0.7 million.

At March 31, 2007, approximately $7.3 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over the vesting period of 4 years.

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements

Stock Awards

The Company grants stock awards to employees under the 2003 Restricted Stock Plan (the “RSP”). A stock award is an award of shares of the Company’s common stock that is subject to time-based vesting during a specified period. Stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the vesting of the awards. Participants have full voting and dividend rights with respect to shares of stock awards.

The RSP provides for the grant of stock awards for up to 900,000 shares of the Company’s common stock to key employees (including officers and directors who are also employees) of the Company. Stock awards issued under the RSP generally vest ratably over a five year period and are subject to forfeiture until the five year vesting period is complete.

The Company expenses the cost of the stock awards, which is determined to be fair market value of the stock award at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair market value of the stock award is determined based on the closing price of the Company’s common stock on the grant date.

The following table presents a summary of the Company’s stock award activity for the six months ended March 31, 2007 (shares in thousands):

		Weighted	Weighted Average Remaining
Stock Awards	Number of Shares	Average Fair Value Per Share	Vesting Term (Years)

Non-vested at September 30, 2006	—	$—
Granted	350	8.10
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2007	350	$8.10	4.8

During the six months ended March 31, 2007, no stock awards vested. The remaining unrecognized compensation cost related to unvested stock awards at March 31, 2007 was $2.7 million and the weighted average period of time over which this cost will be recognized is 4.8 years.

5.     Long-Term Debt

In connection with the separation from Alberto-Culver on November 16, 2006, the Company, through its subsidiaries, incurred $1,850 million of indebtedness by drawing on a revolving (asset-based lending) facility in an amount equal to $70 million, entered into two term loan facilities (term loans A and B) in an aggregate amount of $1,070 million, and issued senior notes in an aggregate amount of $430 million and senior subordinated notes in an aggregate amount of $280 million.

The term loan facilities and asset-based lending facility are secured by substantially all of the assets of the Company and its subsidiaries. The term loan credit facilities may be prepaid at the Company’s option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the underlying agreements) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the asset-based lending credit facility.

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

Details of the debt issued on November 16, 2006 are as follows (in thousands):

	Amount as of March	Maturity dates	Interest
	31, 2007	(Fiscal year)	rates
Revolving credit facilities	$57,870	2012	(i)	PRIME and up to 0.50% or;
			(ii)	LIBOR plus (1.0% to 1.50%)
Term loan A	146,250	2012	(i)	PRIME plus (1.00% to 1.50%) or;
			(ii)	LIBOR plus (2.00% to 2.50%)
Term loan B	915,400	2014	(i)	PRIME plus (1.25% to 1.50%) or;
			(ii)	LIBOR plus (2.25% to 2.50%)
Total	$1,119,520

Senior notes	$430,000	2015	9.25%
Senior subordinated notes	280,000	2017	10.50%
Total	$710,000

On November 24, 2006, the Company entered into two interest rate swap agreements relating to $500 million of the $1,070 million term loans A and B due in 2012 and 2014, respectively. See “Note 6” for further information on the interest rate swap agreements.

Maturities of the long-term debt issued on November 16, 2006 for the next five fiscal years are as follows (in thousands):

Year ending September 30:
2007	$8,350
2008	16,700
2009	24,200
2010	24,200
2011	39,200
Thereafter	1,716,870
$1,829,520

Note: Maturities schedule is for the debt issued on November 16, 2006 and does not include capital leases of $1.1 million and any payments that may be required as part of an excess cash flow test under the terms of the term loan.

6.     Interest Rate Swaps

On November 24, 2006, the Company entered into two interest rate swap agreements with notional amounts of $150.0 million and $350.0 million. These agreements expire on November 24, 2008 and 2009, respectively. These agreements allow the Company to convert a portion of its variable rate interest to a fixed rate at 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.25% to 2.50%), respectively. These interest rate swap agreements relate to $500 million of the $1,070 million Term loans A and B due in 2012 and 2014, respectively, to manage the Company’s cash flow risk associated with changing interest rates. Under the swap agreements, the Company will pay fixed rates of 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.25% to 2.50%) on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate.

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements

The Company utilizes interest rate swaps to manage the cash flow risk associated with changing interest rates and accounts for them under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 requires that all derivatives be marked to market (fair value). The Company does not purchase or hold any derivative instruments for trading purposes. The interest rate swap agreements do not currently qualify as hedges and, therefore, the change in fair value of the interest rate swap agreements, which are adjusted quarterly, are recorded in the results of operations. The fair value of the swap agreements at March 31, 2007 was recorded as a liability of approximately $0.7 million.

Fair value estimates presented for the swap agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions.

The counter-parties to these swap instruments are large financial institutions which the Company believes are of high quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of nonperformance by these counter-parties, such losses are not anticipated.

The marked to market impact of the swap arrangements on interest expense was an increase of approximately $1.7 million and $0.7 million in the three and six months ended March 31, 2007, respectively. However, changes in the fair value of the interest rate swap agreements will either increase or decrease the Company’s net interest expense and therefore may affect the Company’s profitability.

7.     Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the six months ended March 31, 2007 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2006	$10,160	$354,533	$364,693
Additions, net of purchase price adjustments	36,172	2,363	38,535
Foreign currency translation	334	(730)	(396)
Balance at March 31, 2007	$46,666	$356,166	$402,832

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at March 31, 2007 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at March 31, 2007:
Intangible assets with indefinite lives:
Trade names	$713	$34,698	$35,411
Other intangibles	—	6,053	6,053
Total	713	40,751	41,464
Intangible assets subject to amortization:
Gross carrying amount	—	20,336	20,336
Accumulated amortization	—	(9,672)	(9,672)
Net value	—	10,664	10,664
Total intangible assets, net	$713	$51,415	$52,128

8.     Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows for the three

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements

and six months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Net earnings	$11,039	$31,175	$14,180	$64,979
Other comprehensive income adjustments-foreign currency translation	1,457	625	736	(346)
Comprehensive income	$12,496	$31,800	$14,916	$64,633

9.     Acquisitions

On February 15, 2007, the Company entered into and completed an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Chapelton 21 Limited (the “Agreement”), a private company limited by shares and incorporated in Scotland (“Salon Services”) by and among Ogee Limited, an indirect subsidiary of the Company, and the registered shareholders of Salon Services. Pursuant to the Agreement, the Company acquired all of the issued share capital of Salon Services for an aggregate cash purchase price of approximately £30 million, or approximately $59 million, subject to certain adjustments. In addition, the Company extinguished approximately £2 million of Salon Services’ debt. The Agreement contains representations, warranties and covenants that are customary to transactions of this nature. Salon Services, through its direct and indirect subsidiaries including Salon Services (Hair and Beauty Supplies) Ltd., supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the United Kingdom, Germany, Ireland, Spain and Norway.

In connection with the Company’s acquisition and operation of Salon Services, the Company’s subsidiaries financed the purchase price through a draw down of approximately $57 million under its existing revolving (asset-based) credit facilities. Certain funds are being held in escrow in support of the sellers’ representations, warranties and covenants and pending compliance review in the UK. We expect that the final valuation of the acquired assets and liabilities will be completed by fiscal year end.

10.  Business Segments

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores, which offers professional beauty supplies to both salon professionals and retail customers, and (ii) BSG, a full service beauty supply distributor, which offers professional brands of beauty products directly to salons through its own sales force and professional only stores in exclusive geographical territories in North America and parts of Europe.

In connection with the separation from Alberto-Culver, the Company’s management evaluated the structure of its internal organization to identify and separate the costs incurred at the corporate level from the business units as well as costs incurred that benefit both the Sally Beauty Supply and BSG segments. Accordingly, management has defined its reportable segments to report separately from the Company’s shared corporate expenses, and has revised the comparable periods in the prior year for comparability purposes.

The Company does not sell between segments. Segment data for the three and six months ended March 31, 2007 and 2006 is as follows (in thousands):

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales:
Sally Beauty Supply	$381,815	$353,058	$753,764	$703,040
Beauty Systems Group	227,461	228,043	485,391	464,416
Total net sales	$609,276	$581,101	$1,239,155	$1,167,456
Earnings before provision for income taxes:
Sally Beauty Supply	$68,471	$61,181	$134,755	$120,501
Beauty Systems Group	13,461	21,690	32,777	44,400
Segment operating earnings	81,932	82,871	167,532	164,901
Unallocated corporate expenses (1)	(21,134)	(19,595)	(45,210)	(39,617)
Sales-based service fee charged by Alberto-Culver	—	(7,220)	(3,779)	(14,417)
Transaction expenses (2)	(27)	(4,743)	(21,484)	(4,743)
Interest expense, net of interest income	(42,947)	(21)	(62,050)	(492)
Earnings before provision for income taxes	$17,824	$51,292	$35,009	$105,632

(1)

Unallocated expenses consist of corporate and shared costs. The amounts include $0.0 million and $3.6 million of overhead charges allocated from Alberto-Culver and share-based compensation of $0.6 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively; and $1.0 million and $7.3 million of overhead charges allocated from Alberto-Culver and share-based compensation of $6.3 million and $3.1 million for the six months ended March 31, 2007 and 2006, respectively.

(2)

Transaction expenses are one-time charges associated with the separation from Alberto-Culver in the three and six months ended March 31, 2007 and one-time charges associated with the termination of the agreement with Regis Corporation (“Regis”) that called for the Company to merge with a subsidiary of Regis in a tax-free transaction.

11.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company implemented the provisions of SAB 108 during the first quarter of fiscal 2007 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be

Sally Beauty Holdings, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements

measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management’s view of the operations and financial condition of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.  The financial condition as of September 30, 2006 and results of operations for the three and six months ended March 31, 2006 and cash flows for the six months ended March 31, 2006 are of Sally Holdings, Inc. (“Sally Holdings”).  Sally Holdings was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” and became an indirect wholly owned subsidiary of our company in connection with the separation of our business from Alberto-Culver. Sally Beauty Holdings, Inc. was formed on June 16, 2006 in connection with the separation of our business from Alberto-Culver.  This section should be read in conjunction with the audited consolidated financial statements of Sally Holdings and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count.  We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, which we refer to as BSG.  Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 3,294 stores and supplied 195 franchised stores in North America as well as selected European countries and Japan, as of March 31, 2007.  Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,000 professional distributor sales consultants who sell directly to salons and salon professionals.  We provide our customers with a wide variety of leading third-party branded and private label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals.

Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count.  As of March 31, 2007, Sally Beauty Supply operated 2,642 retail stores including 24 franchise stores acquired in the Salon Service acquisition, 2,196 of which are located in the U.S. and the remainder in the United Kingdom and certain other countries in Europe, Canada, Puerto Rico, Mexico and Japan. Sally Beauty Supply stores average 1,700 square feet and are primarily located in strip shopping centers.  The product selection in Sally Beauty Supply stores ranges between 5,600 and 7,700 SKU’s of beauty products, and includes products for hair care, nail care, beauty sundries and appliances, targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of private label merchandise.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S.  As of March 31, 2007, BSG operated 676 company-owned stores, supplied 171 franchised stores and had a sales force of approximately 1,000 professional distributor sales consultants selling exclusively to salons and salon professionals in 45 U.S. states and portions of Canada, Mexico and certain European countries. BSG stores average 2,800 square feet and are primarily located in secondary strip shopping centers.  Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon market.  The product selection in BSG stores, ranging between 3,500 and 9,400 SKU’s of beauty products, includes hair care, nail care, beauty sundries and appliances targeting salons and salon professionals. BSG carries leading professional beauty product brands intended for use in salons and for resale by the salons to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

In connection with the separation from Alberto-Culver, our management evaluated the structure of its internal organization to identify and separate the costs incurred by us at the corporate level as well as costs incurred by us that benefit both the Sally Beauty Supply and BSG segments.  Accordingly, management has defined its reportable segments as Sally Beauty Supply and BSG, less these corporate and shared costs, and has revised the comparable quarter in the prior year for comparability purposes.

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

•                  Increasing Use of Private-Label Products.   We offer a broad range of private label and control label products, which we generally refer to collectively as private label products.  Private label products are brands for which we own the trademark and in some instances the formula. Control label products are brands that are owned by the manufacturer for which we have been granted sole distribution rights. Generally, our private label products have higher gross margins than the leading third-party branded products and we believe this area offers significant potential growth.

•                  Frequent re-stocking needs.  Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons.  These factors are key to driving demand for conveniently located professional beauty supply stores.

•                  Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers.  We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic value-added acquisitions.  We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and retail footprint.  We also believe that we are well-positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor / retail level. However, changes often occur in our relationships with suppliers that can materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures.  For Example, as we announced in December 2006, our largest supplier, the Professional Products Division of L’Oreal USA S/D, Inc. (“L’Oreal”), has moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks.  More recently, L’Oreal has also announced the acquisition of a distributor competitive with BSG in the southeastern U.S.  As a result, L’Oreal is entering into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks.

•                  High level of competition.  Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional cash-and-carry beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the Internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals.  We also face competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products.  The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could have a negative impact on our business.

•                  Favorable demographic and consumer trends.  The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair-loss products.  Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products.  Changes in consumer tastes and fashion trends can have an impact on our financial performance.  Our continued success depends in large part on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. If we are unable to anticipate and respond to trends in the market for beauty products and changing consumer demands, our business could suffer.

•                  Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business by right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure.  In response to the loss of L’Oreal related revenue discussed below, BSG made certain changes with its distributor sales consultants.  BSG’s sales force was reduced and the remaining affected distributor sales consultants were offered certain compensation related incentives to stay with the Company as BSG seeks to replace lost L’Oreal revenue. BSG has also begun implementing a store re-branding project that will reposition all of its North American company-owned stores under a common name and store identity, CosmoProf.  This project is expected to provide brand consistency, save on advertising and promotional costs and allow for a more focused marketing strategy.  Further, we continue to study our distribution function as we seek to rationalize our infrastructure.   During the remainder of fiscal 2007, we plan to begin implementing a two-year program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program.  We are increasing this year’s capital spending projections related to this project by $4 million, with an additional $15 million of capital projected to be spent in fiscal 2008. We currently believe that this plan could produce significant annual expense savings within the next two years.

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

Relationships With Suppliers

Most of the net sales of Sally Beauty Supply are generated through retail stores.  Most of the net sales of BSG are generated through both professional only stores and professional distributor sales consultants. In addition, BSG has a number of franchisees located primarily in the south and southwestern portions of the U.S. and in Mexico, which buy products directly from BSG for resale in their assigned territories.  A very small percentage of sales are generated through sub-distributors (primarily in Europe), which also buy products directly from BSG for resale in their assigned territories. Sally Beauty Supply / BSG and their suppliers are dependent on each other for the distribution of beauty products.  As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines).  Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating earnings. For example, our net sales and operating earnings were negatively affected in fiscal year 2005 by the decision of certain suppliers of the BSG business to begin selling their products directly to salons in most markets. Subsequently, in fiscal year 2006 one of those suppliers agreed to allow BSG to once again, sell its product lines in BSG stores.

On December 19, 2006, we announced that (1) BSG, other than its Armstrong McCall division, would not retain its rights to distribute the professional products of L’Oreal through its distributor sales consultants (effective January 30,

2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG currently has distribution rights, and (2) BSG’s Armstrong McCall division would not retain the rights to distribute Redken professional products through its franchises.  In an effort to replace these rights, BSG entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants.  Armstrong McCall retained its exclusive rights to distribute Matrix professional products in its territories.

We plan to mitigate the negative effects resulting from unfavorable changes in our relationships with suppliers, such as L’Oreal, by taking the following steps: (i) attempting to shift a portion of the L’Oreal purchases by BSG customers previously served by the distributor sales consultants to BSG stores, (ii) adding new products to replace lines with our distributor sales consultants, (iii) adding new product lines to our BSG stores, (iv) expanding existing product lines into new territories and, (v) right-sizing the business (including some targeted reductions-in-force) and managing costs to maximize the efficiency of the BSG structure. Although we are focused on developing new revenue and on cost management initiatives, there can be no assurance that our efforts will partially or completely offset the loss of these distribution rights.   See “Risk Factors-We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us,” in Item 1A. of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

Previously, we had estimated that the loss of the L’Oreal distribution rights described above would negatively impact our consolidated revenue by approximately $110 million for the last nine months of fiscal 2007.  Of this projected $110 million, it was assumed that the distributor sales consultant channel would lose approximately $20 million of ancillary, non-L’Oreal business.  However, during February and March of this year, non-L’Oreal sales exceeded prior year levels in both the impacted distributor sales consultant and store channels.  L’Oreal-related revenue in domestic BSG stores (i.e. excluding the Armstrong McCall business and Sally Beauty Supply) during February and March was approximately equal to that of prior year levels.  We believe it is too early to determine how much, if any, of the L’Oreal product sales will migrate from the distributor sales consultants to our BSG stores.

Regarding other suppliers, BSG continues to expand the P&G Professional Care product lines including Wella, Sebastian and Graham Webb into additional geographies for BSG stores and distributor sales consultants.   As of March 31, 2007, BSG had 6 stores in Florida and plans to open an additional 29 net new stores in that state by January 2008.  During the second quarter of fiscal 2007, BSG’s distribution agreement with Farouk Systems, Inc. ended (excluding BSG’s franchise-based business). Farouk product sales during the first six months of fiscal 2007 in the affected BSG areas equaled approximately 3.2% of BSG’s total revenues to date.

Recent Acquisitions

On February 15, 2007, we entered into and completed an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Chapelton 21 Limited (the “Agreement”), a private company limited by shares and incorporated in Scotland (“Salon Services”) by and among Ogee Limited, an indirect subsidiary of ours, and the registered shareholders of Salon Services. Pursuant to the Agreement, we acquired all of the issued share capital of Salon Services for an aggregate cash purchase price of approximately £30 million, or approximately $59 million, subject to certain adjustments. In addition, we extinguished approximately £2 million of Salon Services’ debt. The Agreement contains representations, warranties and covenants that are customary to transactions of this nature. Salon Services, through its direct and indirect subsidiaries including Salon Services (Hair and Beauty Supplies) Ltd. (“Salon Services”), supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the United Kingdom, Germany, Ireland, and Spain.

In connection with our acquisition and operation of Salon Services, our subsidiaries financed the purchase price through a draw down of approximately $57 million under the existing asset-backed senior secured loan facility under that certain Credit Agreement, dated November 16, 2006, with respect to that certain Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, as Administrative and Collateral Agent (the “ABL Credit

Agreement”).  The foregoing disclosure is qualified in its entirety by reference to the ABL Credit Agreement filed as Exhibit 4.6.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006 (the “Form 8-K”). Please refer to the Form 8-K, which describes the material terms of the ABL Credit Agreement, which descriptions are incorporated herein by reference.  Certain funds are being held in escrow in support of the sellers’ representations, warranties and covenants and pending compliance review in the UK.  We expect that the final valuation of the acquired assets and liabilities will be completed by fiscal year end.

Our Separation from Alberto-Culver

On November 16, 2006, we separated from Alberto-Culver, pursuant to the Investment Agreement, dated as of June 19, 2006, as amended, among us, Alberto-Culver, CDRS Acquisition LLC (“CDRS”) and others.   See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for additional information about the separation from Alberto-Culver.

Other Significant Items

Share-Based Payments

Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no stock option plans of its own; however, certain employees of the Company had been granted stock options under stock option plans of Alberto-Culver.  In connection with the separation from Alberto-Culver, the transaction constituted a change in control for purposes of Alberto-Culver’s stock option and stock award plans.  As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by our employees, became fully vested upon completion of the transactions on November 16, 2006.  During the six months ended March 31, 2007, we recorded a charge equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods had these stock options and restricted shares for our employees vested over the original vesting periods. Upon completion of the transaction separating us from Alberto-Culver, all outstanding Alberto-Culver stock options held by our employees became options to purchase shares of Sally Beauty Holdings, Inc. common stock.

During the second quarters of fiscal 2007 and fiscal 2006, total compensation cost charged against income and included in selling, general and administrative expenses, for share-based payment arrangements was $0.6 million and $1.0 million, respectively and the total income tax benefit recognized in the income statement from these plans was $0.2 million and $0.4 million, respectively.  During the first six months of fiscal 2007 and fiscal 2006, total compensation cost charged against income and included in selling, general and administrative expenses, for share-based payment arrangements was $6.3 million and $3.1 million, respectively and the total income tax benefit recognized in the income statement from these plans was $2.4 million and $1.1 million, respectively.

Results of Operations

The following table shows the results of operations of our business for the three and six months ended March 31, 2007 and 2006, expressed as a percentage of net sales for the respective periods:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	53.5%	53.5%	54.2%	54.0%
Gross profit	46.5%	46.5%	45.8%	46.0%
Total other costs and expenses	36.5%	37.7%	38.0%	36.9%
Operating earnings	10.0%	8.8%	7.8%	9.1%
Interest expense, net	7.0%	0.0%	5.0%	0.1%
Earnings before provision for income taxes	3.0%	8.8%	2.8%	9.0%
Provision for income taxes	1.1%	3.4%	1.7%	3.4%
Net earnings	1.9%	5.4%	1.1%	5.6%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales:
Sally Beauty Supply	$381,815	$353,058	$753,764	$703,040
Beauty Systems Group	227,461	228,043	485,391	464,416
	$609,276	$581,101	$1,239,155	$1,167,456
Gross Profit	$283,018	$269,959	$567,510	$536,827
Gross profit margin	46.5%	46.5%	45.8%	46.0%
Selling, general and administrative expenses	$212,195	$197,145	$425,373	$392,869

Operating earnings:
Sally Beauty Supply	$68,471	$61,181	$134,755	$120,501
Beauty Systems Group	13,461	21,690	32,777	44,400
Segment operating earnings	81,932	82,871	167,532	164,901
Unallocated corporate and shared costs	(21,134)	(19,595)	(45,210)	(39,617)
Sales based service fee charged by Alberto-Culver	—	(7,220)	(3,779)	(14,417)
Transaction expenses	(27)	(4,743)	(21,484)	(4,743)
Operating earnings	60,771	51,313	97,059	106,124
Interest expense, net of interest income	(42,947)	(21)	(62,050)	(492)
Earnings before provision for income taxes	$17,824	$51,292	$35,009	$105,632
Segment operating earnings margin:
Sally Beauty Supply	17.9%	17.3%	17.9%	17.1%
Beauty Systems Group	5.9%	9.5%	6.8%	9.6%
Consolidated operating earnings margin	10.0%	8.8%	7.8%	9.1%

Number of retail stores (end-of-period):
Sally Beauty Supply
Company-owned stores			2,618	2,465
Franchise stores			24	—
Total Sally Beauty Supply			2,642	2,465
Beauty Systems Group
Company-owned stores			676	664
Franchise stores			171	161
Total Beauty System Group			847	825
Total			3,489	3,290

Comparable store sales growth (1)
Sally Beauty Supply	1.6%	3.5%	2.5%	2.8%
Beauty Systems Group	11.2%	4.4%	10.6%	1.4%
Consolidated	3.8%	3.7%	4.4%	2.5%

(1)          Comparable stores are defined as company-owned stores that have been open for at least 14 months as of the last day of a month.

Description of Revenues and Expenses

Net Sales.  Our net sales consist primarily of the following:

•                  Sally Beauty Supply. Sally Beauty Supply generates net sales primarily by selling products through its stores to both professional and retail customers. Sally Beauty Supply sells hair care, hair color, skin and nail care products, electrical appliances and other beauty related accessories. Because nearly 40% of our U.S. Sally Beauty Supply revenues come from private or control label brands, most of these same products are generally not sold in most other retail stores and are not sold in our BSG business. Various factors influence Sally Beauty Supply’s net sales including local competition, product assortment and availability, price, hours of operation and marketing and promotional activity. Sally Beauty Supply’s product assortment and sales are generally not seasonal in nature.

•                  Beauty Systems Group. BSG generates net sales by selling products to salon professionals and independent stylists through company-owned and franchised stores, as well as through its network of professional distributor sales consultants.  BSG sells hair care, hair color products, skin and nail care products, electrical appliances and other beauty related accessories. These products are not sold directly to the general public and are generally not the same products as those sold in our Sally Beauty Supply stores.  Various factors influence BSG’s net sales, including product breadth and availability, competitive activity, relationships with suppliers, new product introductions and price. BSG’s product assortment and sales are not seasonal in nature.

Cost of Products Sold and Distribution Expenses.  Cost of products sold and distribution expenses consist of the cost to purchase merchandise from suppliers, less rebates and allowances, and certain overhead expenses including purchasing costs, freight from distribution centers to stores and handling costs in the distribution centers.  Cost of products sold and distribution expenses are also affected by inventory shrinkage, which represents products that are lost, stolen or damaged.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of share-based compensation, store personnel costs, commissions paid to professional distributor sales consultants, benefits, utilities, property maintenance, advertising, rent, insurance, freight and distribution expenses for delivery to customers and administrative costs.

Sales-based Service Fee.   Prior to the separation from Alberto-Culver, we were charged a sales-based service fee under the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver.  Following the separation from Alberto-Culver, the arrangements giving rise to this fee from Alberto-Culver were terminated and the related charges have ceased.  We believe that had we been a stand-alone company, we would have not incurred a comparable expense.

Transaction Expenses.  For the fiscal year 2007, transaction expenses are costs associated with the separation from Alberto-Culver and are primarily payments to Alberto-Culver as defined in the separation agreements.  In addition, we recognized severance costs for two executives and certain professional fees related to the separation from Alberto-Culver.    For fiscal year 2006, transaction expenses are related to the termination of the agreement with Regis Corporation (“Regis”) that called for us to merge with a subsidiary of Regis in a tax-free transaction.  This proposed transaction was terminated in April 2006 and the Company expensed approximately $41.5 million ($27.2 million after taxes) in fees associated with the termination.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Net Sales

Consolidated net sales increased $28.2 million, or 4.8%, to $609.3 million for the three months ended March 31, 2007 compared to $581.1 million for the same period in 2006.  This increase was primarily the result of comparable store sales growth of 3.8% and the acquisitions of Salon Success and Salon Services in the U.K.  Salon Success contributed $7.7 million of revenue and Salon Service contributed $13.6 million of revenue during the three months ended March 31, 2007. We acquired the Salon Success business during the third quarter of fiscal 2006 and Salon Services during the second quarter of fiscal 2007, consequently, there was no revenue from these operations during the three months ended March 31, 2006.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $28.7 million, or 8.1%, to $381.8 million for the three months ended March 31, 2007 compared to $353.1 million for the same period in 2006. Net sales increased primarily due to a 3.8% increase resulting from the Salon Services acquisition, which contributed $13.6 million of revenue during the three months ended March 31, 2007.  Revenues also increased due to 78 net new stores opened during the last twelve months, from a comparable store sales growth of 1.6% and an increase in average transaction size, which was partially offset by a decline in sales in January and February of 2007 due to inclement weather and a decline in same store number of transactions.

Beauty Systems Group.  Net sales for BSG decreased $0.5 million, or 0.2%, to $227.5 million for the three months ended March 31, 2007 compared to $228.0 million for the same period in 2006.  Net sales decreased due to a decline of 22.5% in sales by BSG professional distributor sales consultants, caused primarily by the loss of L’Oreal revenue, partially offset by revenue increases with other suppliers.  BSG also experienced a decline in sales at its franchised-based business.  These declines were mostly offset by comparable store sales growth of 11.2% and $7.7 million of revenues from the acquisition of Salon Success.  Sales for February and March of the current fiscal quarter of 2007 were impacted by changes in the L’Oreal distribution agreement, resulting in the loss of approximately $20 million in sales of L’Oreal product compared to the same months in fiscal 2006.

Gross Profit

Consolidated gross profit increased $13.0 million, or 4.8%, to $283.0 million for the three months ended March 31, 2007 compared to $270.0 million for the same period in 2006. Consolidated gross profit, as a percentage of net sales, was 46.5% for the three months ended March 31, 2007 compared to 46.5% for the prior year period.  Gross profit margins were flat during the second fiscal quarter of 2007 due to higher gross profit margins from Sally Beauty Supply offset by lower gross profit margins from BSG.  Gross profit margins for Sally Beauty Supply were helped, in part, by a continued increase in sales of private label products.  Gross profit margins for BSG were hurt, in part, by the loss of L’Oreal revenues being partially offset by lower margin product sales, lower margins on certain products, and increased promotion activities.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $15.1 million, or 7.6%, to $212.2 million for the three months ended March 31, 2007 compared to $197.1 million for the same period in 2006.  These expenses, as a percentage of net sales, were 34.8% for the three months ended March 31, 2007 compared to 33.9% for the prior year period.    The increase in expense is attributable to selling and administrative costs associated with the unit growth of the Sally Beauty Supply and BSG businesses, costs associated with the realignment of our BSG business, acquisitions, and additional expenses at our corporate support center.  Selling, general and administrative includes $2.5 million for costs associated with the realignment of BSG’s sales force as well as facility closing costs.  BSG also incurred increased compensation expense related to the retention of its distributor sales consultants.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee declined to $0.0 million for the three months ended March 31, 2007 from $7.2 million for the three months ended March 31 2006 due to the cancellation of the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver in connection with the separation from Alberto-Culver.

Transaction Expenses

We recorded minimal expenses related to the transaction separating us from Alberto-Culver for the three months ended March 31, 2007.  During the three months ended March 31, 2006, we recorded $4.7 million in expenses related to the termination of the agreement with Regis that called for us to merge with a subsidiary of Regis in a tax-free transaction.

Operating Earnings

Consolidated operating earnings increased by $9.5 million, or 18.5%, to $60.8 million for the three months ended March 31, 2007 compared to $51.3 million for the same period in 2006. Operating earnings, as a percentage of net sales, were 10.0% for the three months ended March 31, 2007 compared to 8.8% for the same period in 2006.  The increase in consolidated operating earnings was primarily due to the expenses incurred as a result of the terminated transaction with Regis in 2006 and with the elimination of service fees charged by Alberto-Culver due to the separation in 2007.  We do not allocate these expenses to our operating segments and these expenses are not reflected in the segment operating earnings of Sally Beauty Supply and BSG discussed below.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased $7.3 million, or 11.9%, to $68.5 million for the three months ended March 31, 2007 compared to $61.2 million for the same period in 2006. Segment operating earnings, as a percentage of net sales, was 17.9% for the three months ended March 31, 2007 compared to 17.3% for the same period in 2006.  Sally Beauty Supply operating earnings were positively impacted by growth in the number of stores as well as a gross margin improvement caused by a continued shift in product and customer mix.

Beauty Systems Group.  BSG’s segment operating earnings decreased $8.2 million, or 37.9%, to $13.5 million for the three months ended March 31, 2007 compared to $21.7 million for the same period in 2006, in part, due to an increase in selling, general and administrative expenses, while also experiencing lower gross profit margins on a slight decrease in sales volume.  Gross profit margins declined partially as a result of a change in the mix of products sold.  BSG also experienced gross margin declines in certain products as well as a decline in the profitability of its franchise-based business during the quarter.  In addition, BSG incurred additional expenses related to the retention of its distributor sales consultants as well as incurred approximately $2.5 million of expenses related to the closure of a warehouse and the realignment of the BSG sales force during the second quarter of fiscal 2007.  Segment operating earnings, as a percentage of net sales, was 5.9% for the three months ended March 31, 2007 compared to 9.5% to the same period in 2006.

Net Interest Expense

Interest expense, net of interest income, was $42.9 million and $0.0 million for the three months ended March 31, 2007 and 2006, respectively.  The increase in interest expense was primarily attributable to the interest associated with the new debt incurred on November 16, 2006.  The interest expense was partially offset by interest income of $0.3 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.  Interest expense includes a marked to market fair value adjustment for interest rate swaps of $1.7 million for the three months ended March 31, 2007.

Provision for Income Taxes

Provision for income taxes was $6.8 million during the three months ended March 31, 2007 compared to $20.1 million for the same period of 2006.  Income taxes for the interim periods ended March 31, 2007 and December 31, 2006 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  In determining the estimated annual effective tax rate, we have excluded the tax effect of one-time charges related to the separation from Alberto-Culver.  The current estimated annual effective tax rate excluding these charges is 37.4% for 2007 compared to 38.8% for 2006.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased $20.2 million, or 64.7%, to $11.0 million for the three months ended March 31, 2007 compared to $31.2 million for the same period in 2006. Net earnings, as a percentage of net sales, were 1.8% for the three months ended March 31, 2007 compared to 5.4% for the three months ended March 31, 2006.  Net earnings were reduced as a result of the expenses related to the transaction separating us from Alberto-Culver and increased interest expense associated with the debt incurred.

Comparison of the Six Months Ended March 31, 2007 and 2006

Net Sales

Consolidated net sales increased $71.7 million, or 6.1%, to $1,239.1 million for the six months ended March 31, 2007 compared to $1,167.4 million for the same period in 2006.  This increase was primarily the result of comparable store sales growth of 4.4% and the acquisition of Salon Success and Salon Services.  Salon Success contributed $15.8 million of revenue and Salon Service contributed $13.6 million of revenue during the six months ended March 31, 2007. We acquired the Salon Success business during the third quarter of 2006 and Salon Services during the second quarter of 2007, consequently there was no revenue from these operations during the six months ended March 31, 2006.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $50.8 million, or 7.2%, to $753.8 million for the six months ended March 31, 2007 compared to $703.0 million for the same period in 2006. Net sales increased primarily due to a 1.9% increase resulting from the Salon Services acquisition, which contributed $13.6 million of revenue during the six months ended March 31, 2007, as well as due to the opening of 78 new stores over the last twelve months (excluding acquisitions)  and a comparable store sales growth of 2.5%, which was partially offset by a decline in same store number of transactions.

Beauty Systems Group.  Net sales for BSG increased $21.0 million, or 4.5%, to $485.4 million for the six months ended March 31, 2007 compared to $464.4 million for the same period in 2006.  Net sales increased due to a comparable store sales growth of 10.6% and $15.8 million of revenues from the acquisition of Salon Success.  The BSG same store sales increases were partially offset by a decline of 13.6% in sales by BSG professional distributor sales consultants, caused primarily by the loss of L’Oreal revenue, offset by revenue increases with other suppliers.  BSG also experienced a decline in sales at its franchised-based business.

Gross Profit

Consolidated gross profit increased $30.7 million, or 5.7%, to $567.5 million for the six months ended March 31, 2007 compared to $536.8 million for the same period in 2006. Consolidated gross profit, as a percentage of net sales, was 45.8% for the six months ended March 31, 2007 compared to 46.0% for the prior year period.  Gross profit margins declined slightly during the first six months of 2007 due to lower gross profit margins at BSG, partially offset by higher gross profit margins at Sally Beauty Supply.  Gross profit margins for Sally Beauty Supply were helped, in part, by a continued increase in sales of private label products.  Gross profit margins for BSG were hurt, in part, by the loss of L’Oreal revenues being partially offset by lower margin product sales.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $32.5 million, or 8.3%, to $425.4 million for the six months ended March 31, 2007 compared to $392.9 million for the same period in 2006.  These expenses, as a percentage of net sales, were 34.3% for the six months ended March 31, 2007 compared to 33.7% for the prior year period.    The increase in expense is attributable to selling and administrative costs associated with the unit growth of the Sally Beauty Supply and BSG businesses, costs associated with the realignment of our BSG business,  acquisitions, and additional expenses at our corporate support center.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee declined to $3.8 million for the six months ended March 31, 2007 from $14.4 million for the six months ended March 31, 2006 due to the cancellation of the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver in connection with the separation from

Alberto-Culver.

Transaction Expenses

We recorded $21.5 million in expenses related to the transaction separating us from Alberto-Culver for the six months ended March 31, 2007.  The expenses were for fees allocated to us by Alberto-Culver and for the severance payments to Mr. Renzulli, former Chairman of Sally Holdings, Inc, as called for in the separation agreement from Alberto-Culver, of approximately $20.0 million, as well as severance payments to Mr. Robinson, former Chief Financial Officer and Treasurer, prior to his retirement, of approximately $0.9 million, and for other professional fees.  During the six months ended March 31, 2006, we recorded $4.7 million in expenses related to the terminated transaction with Regis.

Operating Earnings

Consolidated operating earnings decreased by $9.0 million, or 8.5%, to $97.1 million for the six months ended March 31, 2007 compared to $106.1 million for the same period in 2006. Operating earnings, as a percentage of net sales, were 7.8% for the six months ended March 31, 2007 compared to 9.1% for the same period in 2006.  The decrease in consolidated operating earnings was primarily due to the expenses incurred as a result of the transaction separating us from Alberto-Culver.  We do not allocate these expenses to our operating segments and these expenses are not reflected in the segment operating earnings of Sally Beauty Supply and BSG discussed below.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased $14.3 million, or 11.9%, to $134.8 million for the six months ended March 31, 2007 compared to $120.5 million for the same period in 2006. Segment operating earnings, as a percentage of net sales, was 17.9% for the six months ended March 31, 2007 compared to 17.1% for the same period in 2006.  Sally Beauty Supply operating earnings were positively impacted by growth in the number of stores as well as a gross margin improvement caused by a continued shift in customer and product mix.

Beauty Systems Group.  BSG’s segment operating earnings decreased $11.6 million, or 26.1%, to $32.8 million for the six months ended March 31, 2007 compared to $44.4 million for the same period in 2006, in part, due to an increase in selling, general and administrative expenses, while also experiencing slightly lower gross profit margins on an increased sales volume.  Gross profit margins declined primarily as a result of a higher level of sales volume in a particular channel that traditionally has carried low margins, the loss of L’Oreal related revenue being partially offset by lower margin products, and gross margin declines in certain products.  BSG’s franchise-based business also experienced a decline in profitability for the six months ended March 31, 2007.  In addition, BSG incurred approximately $3.1 million of expenses related to the closure of a warehouse and expenses related to the realignment of the BSG sales force during the first two quarters of fiscal 2007.  Segment operating earnings, as a percentage of net sales, was 6.8% for the six months ended March 31, 2007 compared to 9.6% to the same period in 2006.

Net Interest Expense

Interest expense, net of interest income, was $62.1 million and $0.5 million for the six months ended March 31, 2007 and 2006, respectively.  The increase in interest expense was primarily attributable to the interest associated with the new debt incurred on November 16, 2006.  The interest expense was partially offset by interest income of $1.4 million and $0.5 million for the six months ended March 31, 2007 and 2006, respectively.  Interest expense includes a marked to market fair value adjustment for interest rate swaps of $0.7 million for the six months ended March 31, 2007.

Provision for Income Taxes

Provision for income taxes was $20.8 million during the six months ended March 31, 2007 compared to $40.7 million for the same period of 2006.  Income taxes for the interim periods ended March 31, 2007 and March 31,

2006 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  In determining the estimated annual effective tax rate, we have excluded the tax effect of one-time charges related to the separation from Alberto-Culver.  The estimated annual effective tax rate excluding these charges is 37.4% for 2007 compared to 38.8% for 2006.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased $50.8 million, or 78.2%, to $14.2 million for the six months ended March 31, 2007 compared to $65.0 million for the same period in 2006. Net earnings, as a percentage of net sales, were 1.1% for the six months ended March 31, 2007 compared to 5.6% for the six months ended March 31, 2006.  Net earnings were reduced as a result of the expenses related to the transaction separating us from Alberto-Culver and increased interest expense associated with the debt incurred.

Financial Condition

March 31, 2007 Compared to September 30, 2006

Working capital (current assets less current liabilities) at March 31, 2007 was $372.2 million compared to $479.1 million at September 30, 2006, representing a decrease of $106.9 million.  The resulting ratio of current assets to current liabilities was 2.16 to 1.00 at March 31, 2007 compared to 2.65 to 1.00 at September 30, 2006.  The decrease in working capital was impacted as current assets declined while current liabilities increased.  Current assets were impacted by a $78.2 million reduction in cash associated with the payment of fees and the transfer of cash to Alberto-Culver in connection with the separation and an $8.4 million decline in inventory levels, offset by an increase in the prepayment of certain expenses.  The increase in current liabilities was primarily impacted by the addition of the current portion, which are amounts due over the next twelve months, of the debt incurred on November 16, 2006 or approximately $16.7 million, and $34.6 million of interest that has been accrued at March 31, 2007.  These increases, along with an increase in taxes, which had previously been paid by Alberto-Culver, exceeded a reduction in accounts payable, having been impacted by the decline in inventory purchases.   A reduction in working capital is part of the Company’s business strategy to minimize the amount of capital employed in the business while maximizing the related operating profits.

Other assets at March 31, 2007 were $65.0 million compared to $7.9 million at September 30, 2006, representing an increase of $57.1 million.  This increase was primarily due to the costs associated with the debt, which will be amortized as interest expense over the term of the debt.

Goodwill at March 31, 2007 increased by $38.1 million to $402.8 million compared to $364.7 million at September 30, 2006 primarily as a result of the acquisition in the United Kingdom and a smaller acquisition in Ireland.

Accrued expenses increased by $30.8 million to $144.9 million at March 31, 2007 compared to $114.1 million at September 30, 2006.  This increase was a result of $34.6 million of interest expense, related to the new debt incurred on November 16, 2006 and $9.7 million for health and worker’s compensation insurance, previously provided by Alberto-Culver, offset by $11.5 million of payments against various incentive and benefit plans and adjustments to various incentive plans.

Total stockholders’ equity decreased as a result of the special dividend payment of approximately $2,342.1 million called for under the separation agreement from Alberto-Culver.  The proceeds from the capital contribution of $575.0 million from CDRS and the proceeds from the debt were used to issue this dividend.  In addition, retained earnings decreased by $39.5 million as a result of settlement of the inter-company agreement with Alberto-Culver, treated as a dividend.

Additional paid-in capital increased as a result of the equity contribution made by Clayton, Dubilier & Rice, Inc. in connection with the separation from Alberto-Culver.  The increase was partially offset by the costs of raising equity in the amount of approximately $42.4 million.

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

Our primary source of cash over the past three years has been from funds provided by operating activities and, for the six months ended March 31, 2007, from borrowings.  The primary uses of cash during the past three years were for acquisitions and capital expenditures and, for the six months ended March 31, 2007, for the cash dividend paid in connection with our separation from Alberto-Culver.  The following table shows our sources and uses of cash for the six months ended March 31, 2007 and 2006 (in thousands):

	Six Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$96,020	$65,386
Net cash used by investing activities	(87,942)	(18,461)
Net cash used by financing activities	(81,739)	(22,457)
Effect of foreign exchange rate changes	72	(261)
Net (decrease) increase in cash and cash equivalents	$(73,589)	$24,207

Net Cash Provided by Operating Activities

Net cash provided by operating activities in the six months ended March 31, 2007 increased by $30.6 million to $96.0 million compared to $65.4 million during the six months ended March 31, 2006.  The increase was primarily due to a reduction in cash used for inventory as we reduced our inventory levels, partially offset by less net income due to transaction expenses and payments against tax liabilities.  These tax liabilities were paid by Alberto-Culver in 2006 and were included in the inter-company account.  Operating cash also increased due to the timing of collections from customers and vendors, offset by prepayments of insurance as we assumed responsibility from Alberto-Culver for liability and worker’s compensation coverage.

Net Cash Used by Investing Activities

Net cash used by investing activities in the six months ended March 31, 2007 increased by $69.5 million to $88.0 million compared to $18.5 million in the six months ended March 31, 2006, primarily due to capital expenditures for new stores and remodels and the acquisition in the United Kingdom.

Net Cash Used by Financing Activities

Net cash used by financing activities in the six months ended March 31, 2007 increased by $59.2 million to $81.7 million compared to $22.5 million during the six months ended March 31, 2006, primarily due to distributions to Alberto-Culver and costs associated with the separation from Alberto-Culver, including debt issuance costs and special cash dividend paid, offset by capital contributions.

Liquidity Following our Separation from Alberto-Culver

In connection with our separation from Alberto-Culver, we, through our subsidiaries, (a) entered into senior secured term loan facilities (which we refer to as senior term loans) under which we borrowed approximately $1.07 billion at closing, (b) issued approximately $430 million principal amount of senior notes and $280 million principal amount of senior subordinated notes and (c) entered into a $400 million asset-backed senior secured loan facility (which we refer to as the ABL facility), subject to borrowing base limitations, of which approximately $70 million was drawn at closing.  Through our subsidiaries, we incurred aggregate indebtedness in connection with the transactions of approximately $1.85 billion.  Proceeds from this new debt and the $575 million equity investment by the CDR investors were used to pay a $25.00 per share cash dividend to holders of record of Alberto-Culver shares as of the record date for the separation transaction.  See our Annual Report on Form 10-K including “Risk Factors—Risks Relating to Our Substantial Indebtedness,” in Item 1A. for the fiscal year ended September 30, 2006 for additional information about the separation from Alberto-Culver.

Following the completion of our separation from Alberto-Culver, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred in connection with the transactions and from funding the costs of operations, working capital and capital expenditures. Ongoing liquidity needs are expected to be funded by net cash provided by operating activities and borrowings under the ABL facility. The ABL facility is expected to provide for senior secured revolving loans up to a maximum aggregate principal amount of $400 million, subject to borrowing base limitations.  Extensions of credit under the ABL facility are limited by a borrowing base calculated periodically based upon specified percentages of the value of eligible inventory and eligible accounts receivables, subject to certain reserves and other adjustments.  Our ability to obtain liquidity from the issuance of additional public or private equity will be severely limited until at least two years have passed from the completion of our separation from Alberto-Culver because issuance of our common stock may cause the Alberto-Culver share distribution to be taxable to us and our stockholders under Section 355(e) of the Internal Revenue Code.   See “Risk Factors-Risks Relating to the Tax Treatment of our Separation from Alberto-Culver and Relating to Our Largest Stockholder,” in Item 1A. of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

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

The indentures governing the senior notes and senior subordinated notes also contain restrictive covenants that, among other things, limit our ability and the ability of Sally Holdings and its restricted subsidiaries to:

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

The ABL facility contains covenants that, among other things, restrict Sally Holdings’ and its subsidiaries’ ability to:

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

We believe that we are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.  Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.  See “Risk Factors—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under the ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, restrictions on our ability to issue public or private equity for at least two years after our separation from Alberto-Culver, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions.  See “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

As a holding company, we will depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses.  The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings’ ability to pay dividends to us. In addition, under Delaware law, the ability of each of Sally Holdings and its subsidiaries to make distributions to us will be limited to the extent (a) of its surplus, or if there is no surplus, of its net earnings for the fiscal year in which the distribution is declared and/or the preceding fiscal year, if such subsidiary is a corporation, or (b) the fair value of its assets exceeds its liabilities, in the case of Sally Holdings or such subsidiary that is a limited liability company. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. See “Risk Factors—Risks Relating to Our Substantial Indebtedness,” In Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Contractual Obligations

Our contractual cash obligations have substantially changed as a result of the transaction separating us from Alberto-Culver. Under the terms of the Investment Agreement, through our subsidiaries we incurred approximately $1.85 billion of new debt. Our subsidiaries have material contractual cash obligations related to the principal and interest payments for this new debt.  See “Note 5” of the condensed notes to consolidated financial statements included elsewhere in this report for further detail on the debt and future minimum payments.  On November 24, 2006, the Company entered into interest rate swaps to manage our risk associated with changing interest rates.  See “Note 6” of the condensed notes to consolidated financial statements included elsewhere in this report for further information on the interest rate swaps and see Part I, Item 3 of this report and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 for risks associated with the interest rate swaps.

Off-Balance Sheet Financing Arrangements

At March 31, 2007 and 2006, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as well as outstanding letters of credit related to inventory purchases, which totaled $0.9 million and $2.1 million, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Actual results may differ from these estimates. We believe these estimates and assumptions are reasonable. We consider accounting policies to be critical when they require us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and when different estimates that our management reasonably could have used have a material effect on the presentation of our financial condition, changes in financial condition or results of operations.

Our critical accounting policies relate to the valuation of inventories, vendor allowances, income taxes and share-based payments.

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

Share-Based Payments

Effective October 1, 2005, we adopted SFAS No. 123 (R) to account for stock options and stock awards, using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants and stock awards beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical exercise trends. We estimate expected volatility by using the industry sector that we belong to for the expected volatility of our share price since it is not practicable to estimate due to our lack of history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue at the date of the grant for the expected life of the stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. We have based all these estimates on our assumptions as of March 31, 2007. Our estimates for future periods may be based on different assumptions and accordingly may differ.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We implemented the provisions of SAB 108 during the first quarter of fiscal 2007 and it did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. Fluctuations in U.S. dollar exchange rates within the range of the rates for the six months ended March 31, 2007 and 2006 did not have a material effect on our financial condition and results of operations. We do not use derivative financial instruments to manage foreign currency exchange rate risk.

Interest rate risk

As a result of the debt financing incurred in connection with our separation from Alberto-Culver, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under our senior secured term loan facilities and ABL facility. Sally Holdings and certain of our other subsidiaries incurred approximately $1.14 billion of indebtedness with variable interest rates under our senior secured term loan facilities and ABL facility at the time of our separation from Alberto-Culver. A change in the estimated interest rate on the $1.14 billion of borrowings under the senior secured term loan facilities and the ABL facility up or down by 1/8% will increase or decrease earnings before provision for income taxes by approximately $1.4 million on an annual basis.

We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the senior secured credit facilities of ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. In addition, the senior secured term loan facilities agreements require that we and/or certain of our other subsidiaries hedge a portion of our floating interest rate exposure for a specified period.

On November 24, 2006, we entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million, respectively. These agreements expire on November 24, 2008 and 2009, respectively. The agreements allow us to convert a portion of our variable rate interest to a fixed rate of 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.25% to 2.50%), respectively.    As discussed in “Risk Factors” herein, changes in the fair value of these interest rate swap agreements driven by interest rate changes will increase or decrease our net interest expense and may therefore affect our profitability.

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

Limitations on the Effectiveness of Controls.  We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.  The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2007, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

There were no material legal proceedings pending against us or our subsidiaries, as of March 31, 2007. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, which could materially affect our business, financial condition or future results.       There have been material changes in the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, and such changes are reflected immediately below. The following risk factors, as well as the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

BSG’s financial results are affected by the financial results of BSG’s franchised-based business (Armstrong McCall).

BSG receives revenue in the form of products purchased by Armstrong McCall franchisees. Accordingly, a portion of BSG’s financial results is to an extent dependent upon the operational and financial success of these franchisees, including their implementation of BSG’s strategic plans. If sales trends or economic conditions worsen for Armstrong McCall’s franchisees, their financial results may worsen. When Armstrong McCall divests company-owned stores, Armstrong McCall is often required to remain responsible for lease payments for these stores to the extent that the relevant franchisees default on their leases. Additionally, if Armstrong McCall franchisees fail to renew their franchise agreements, or if Armstrong McCall fails to meet its obligations under its franchise agreements or vendor distribution agreements or is required to restructure its franchise agreements in connection with such renewal, it could result in decreased revenues for BSG.

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

Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on October 30, 2006

2.7

Agreement for the sale and purchase of the entire issued share capital of Chapelton 21 Limited, a private company incorporated in Scotland, dated as of February 15, 2007 by and among Ogee Limited, a company incorporated under the laws of England and Wales and an indirect wholly-owned subsidiary of the Company, and the shareholders named therein

3.1

Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006

3.2

Amended and Restated By-Laws of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006

3.3

Second Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated December 5, 2006, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated by reference from Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.4

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.5

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.6

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on

November 22, 2006

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

10.1	Form of Severance Agreement (for executive officers) , which is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on From 8-K filed on November 22, 2006

10.2

Form of Termination Agreement for Executive Officers (W. Richard Dowd, Bennie L. Lowery, Raal Roos), which is incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on December 22, 2006

10.3

Director and Officer Indemnification Agreement, dated as of January 15, 2007, between the Company and David L. Rea, which is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2007

10.4

Letter Agreement, dated as of January 9, 2007, between the Company and David L. Rea, which is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 16, 2007

10.5	Sally Beauty Holdings, Inc. Independent Director Compensation Policy, which is incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2007

10.6	Form of First Amendment to the Termination Agreement with Gary G. Winterhalter, which is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 10-K filed January 29, 2007

10.7	Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed May 3, 2007

10.8

Form of Stock Option Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference form Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2007

10.9

Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference form Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 27, 2007

10.10

Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference form Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 27, 2007

10.11

Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference form Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 27, 2007

31.1-31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications

32.1-32.2	Section 1350 Certifications

PLEASE NOTE: It is inappropriate for investors to assume the accuracy of any covenants, representations or warranties that may be contained in agreements or other documents filed as exhibits to this Quarterly Report on Form 10-Q. In certain instances the disclosure schedules to such agreements or documents contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants. Moreover, some of the representations and warranties may not be complete or accurate as of a particular date because they are subject to a contractual standard of materiality that is different from those generally applicable to stockholders and/or were used for the purpose of allocating risk among the parties rather than establishing certain matters as facts. Accordingly, you should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date:	May 10, 2007

By:	/s/ DAVID L. REA
David L. Rea
Chief Financial Officer