Form 10-Q
period 2007-06-30
Sally Beauty Holdings, Inc.
filed 2007-08-09
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2007

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

At August 2, 2007, there were 180,532,999 shares of the issuer’s common stock outstanding.

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

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and our Quarterly Reports on Form 10-Q for the periods ended December 31, 2006 and March 31, 2007, each as filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this release are qualified by the factors, risks and uncertainties contained therein. We assume no obligation to publicly update or revise any forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements.

The following financial statements as of June 30, 2007 and for the three and nine months ended June 30, 2007 and 2006 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries. The following statements of financial position as of September 30, 2006 and results of operations and cash flows for the three and nine months ended June 30, 2006 are of Sally Holdings, Inc., which was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of Sally Beauty Holdings, Inc. in connection with the separation of our business from Alberto-Culver. Sally Beauty Holdings, Inc. was formed on June 16, 2006 in connection with the separation of our business from Alberto-Culver.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$634,880	$599,534	$1,874,035	$1,766,990
Cost of products sold and distribution expenses	343,993	323,127	1,015,638	953,756
Gross profit	290,887	276,407	858,397	813,234
Selling, general and administrative expenses (1) (2)	221,490	202,487	646,863	595,356
Depreciation and amortization	10,765	9,414	30,580	28,088
Sales-based service fee charged by Alberto-Culver	—	7,151	3,779	21,568
Transaction expenses(3)	18	34,532	21,502	39,275
Operating earnings	58,614	22,823	155,673	128,947
Interest expense, net (4)	36,832	(197)	98,882	295
Earnings before provision for
income taxes	21,782	23,020	56,791	128,652
Provision for income taxes	8,334	8,469	29,163	49,122
Net earnings	$13,448	$14,551	$27,628	$79,530

Net earnings per share: (5)
Basic	$0.07		$0.15
Diluted	$0.07		$0.15

Weighted average shares: (5) (6)
Basic	180,398		180,272
Diluted	182,680		182,536

(1)          Selling, general and administrative expenses include allocated overhead costs from Alberto-Culver of $0.0 million and $3.4 million and share-based compensation of $3.8 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively.

(2)          Selling, general and administrative expenses include allocated overhead costs from Alberto-Culver of $1.0 million and $10.7 million and share-based compensation of $10.0 million and $4.1 million for the nine months ended June 30, 2007 and 2006, respectively.

(3)          Transaction expenses are one-time charges associated with the separation from Alberto-Culver in the three and nine months ended June 30, 2007 and one-time charges associated with the termination of the agreement with Regis Corporation (“Regis”) that called for the Company to merge with a subsidiary of Regis in a tax-free transaction in the three and nine months ended June 30, 2006.

(4)          Interest expense, net of interest income of $0.1 million and $0.5 million for the three months ended June 30, 2007 and 2006; net of interest income of $1.5 million and $1.0 million for the nine months ended June 30, 2007 and 2006; includes $4.0 million and $3.3 million of fair market value income adjustment for marked to market interest rate swaps for the three and nine months ended June 30, 2007, respectively.

(5)          Net earnings per share were not calculated for the three and nine months ended June 30, 2006 since the Company was a wholly-owned subsidiary of Alberto-Culver during fiscal year 2006. See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for additional information about the separation of our business from Alberto-Culver.

(6)          Weighted average shares for the nine months ended June 30, 2007 was calculated from November 16, 2006 through June 30, 2007, which represents the actual number of days that shares of the Company’s common stock were publicly traded.

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained within Sally Beauty Holdings, Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2006, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30,	September 30,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,339	$107,571
Trade accounts receivable, less allowance for doubtful accounts of $2,551 and $2,246 at June 30, 2007 and September 30, 2006, respectively	47,337	45,462
Other receivables	18,526	21,228
Inventories	560,491	574,983
Prepaid expenses	18,931	10,255
Due from Alberto-Culver	—	463
Deferred income tax assets	10,501	10,327
Total current assets	688,125	770,289
Property and equipment, net of accumulated depreciation of $208,995 and $187,089 at June 30, 2007 and September 30, 2006, respectively	146,329	142,735
Goodwill	408,759	364,693
Intangible assets, net of accumulated amortization of $10,343 and $8,195 at June 30, 2007 and September 30, 2006, respectively	51,613	53,238
Other assets	65,557	7,886
Total assets	$1,360,383	$1,338,841
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$17,121	$503
Accounts payable	162,287	176,623
Accrued expenses	136,573	114,056
Income taxes	2,571	—
Total current liabilities	318,552	291,182
Long-term debt	1,790,977	621
Other liabilities	12,903	11,953
Deferred income tax liabilities	23,674	21,590
Total liabilities	2,146,106	325,346

Stock options subject to redemption	7,058	7,528

Stockholders’ (deficit) equity:
Common stock, $0.01 par value. Authorized 400,000,000 shares; issued 180,856,896 shares and outstanding 180,506,896 shares at June 30, 2007	1,805	—
Common stock, no par value. Authorized 1,000 shares; issued and outstanding 1,000 shares at September 30, 2006	—	—
Additional paid-in capital	605,725	62,172
Retained (deficit) earnings	(1,426,478)	927,512
Accumulated other comprehensive income – foreign currency translation	26,167	16,283
Total stockholders’ (deficit) equity	(792,781)	1,005,967
Total liabilities and stockholders’ (deficit) equity	$1,360,383	$1,338,841

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained within Sally Beauty Holdings, Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2006, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$27,628	$79,530
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,580	28,088
Share-based compensation expense (net of deferred tax benefit of $3,853 and $1,434 in 2007 and 2006, respectively)	6,190	2,663
Excess tax benefit from share-based compensation	(470)	—
Net loss on disposal of leaseholds and other property	1,339	724
Deferred income taxes	5,591	(354)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	6,123	(2,487)
Other receivables	2,980	837
Inventories	44,895	(24,563)
Prepaid expenses	(5,134)	(264)
Other assets	1,862	45
Accounts payable and accrued expenses	(1,417)	(4,795)
Income taxes	993	—
Due from Alberto-Culver	463	32,268
Other liabilities	5,927	(1,645)
Net cash provided by operating activities	127,550	110,047
Cash Flows from Investing Activities:
Capital expenditures	(35,656)	(21,904)
Proceeds from sale of property and equipment	8,344	532
Acquisitions, net of cash acquired	(70,310)	(22,008)
Net cash used by investing activities	(97,622)	(43,380)
Cash Flows from Financing Activities:
Change in book cash overdraft	(6,515)	(6,193)
Proceeds from issuance of long-term debt	2,137,985	529
Repayments of long-term debt	(331,007)	(401)
Proceeds related to notes with affiliated companies	—	15,230
Payments related to notes with affiliated companies	—	(31,880)
Debt issuance costs	(58,816)	—
Equity financing costs	(42,378)	—
Equity contributions	575,000	—
Proceeds from exercises of stock options	890	—
Excess tax benefit from share-based compensation	470	—
Special cash dividend paid	(2,342,148)	—
Distributions to Alberto-Culver	(39,471)	(5,616)
Excess tax benefit from exercises of Alberto-Culver stock options	—	369
Net cash used by financing activities	(105,990)	(27,962)
Effect of foreign exchange rate changes on cash and cash equivalents	830	(289)
Net (decrease) increase in cash and cash equivalents	(75,232)	38,416
Cash and cash equivalents, beginning of period	107,571	38,612
Cash and cash equivalents, end of period	$32,339	$77,028

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained within Sally Beauty Holdings, Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2006, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ (Deficit) Equity

Nine Months Ended June 30, 2007
(In thousands, except share data)

(Unaudited)

	Number of
	Shares	Dollars
					Accumulated
	Common	Common	Additional	Retained	Other	Total
	Stock	Stock	Paid-in	(Deficit)	Comprehensive	Stockholders’
	Outstanding	Outstanding	Capital	Earnings	Income	(Deficit) Equity
Balance at September 30, 2006	1,000	$—	$62,172	$927,512	$16,283	$1,005,967
Net earnings	—	—	—	27,628	—	27,628
Foreign currency translation	—	—	—	—	9,884	9,884
Total comprehensive income	—	—	—	27,628	9,884	37,512
Adjustment to stockholder contribution	—	—	1,067	—	—	1,067
Retirement of common stock	(1,000)	—	(1)	1	—	—
Distributions to Alberto-Culver	—	—	—	(39,471)	—	(39,471)
Stock issued in connection with separation including equity contribution	180,050,488	1,801	573,199	—	—	575,000
Equity financing costs	—	—	(42,378)	—	—	(42,378)
Special cash dividend	—	—	—	(2,342,148)	—	(2,342,148)
Vesting of share-based compensation	—	—	10,043	—	—	10,043
Stock issued for stock options	456,408	4	1,623	—	—	1,627
Balance at June 30, 2007	180,506,896	$1,805	$605,725	$(1,426,478)	$26,167	$(792,781)

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained within Sally Beauty Holdings, Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2006, are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

1.     Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (the “Company”) sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores, in the United States, Puerto Rico, Mexico, Japan, Canada, United Kingdom and certain other European countries. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons in the United States and portions of Canada and certain European countries and to franchises in the southern and southwestern United States and Mexico through its Armstrong McCall, L.P. (“Armstrong McCall”) operations. The beauty products sold by BSG and Armstrong McCall are primarily sold through exclusive territory agreements with the manufacturers of the products. Until November 16, 2006, the Company was a wholly-owned subsidiary of Alberto-Culver Company (“Alberto-Culver”).

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

Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated interim financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position as of June 30, 2007, the results of operations for the three and nine month periods ended June 30, 2007 and 2006, and cash flows for the nine months ended June 30, 2007 and 2006. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

2.     Stockholders’ (Deficit) / Equity

The Company had negative stockholders’ equity as of June 30, 2007 as a result of a deficit in retained earnings. During the nine months ended June 30, 2007, retained earnings decreased as a result of the dividend payment of approximately $2,342.1 million to the shareholders of Alberto-Culver, called for under the separation agreement from Alberto-Culver. The proceeds from the equity contribution of $575.0 million from CDRS and the proceeds from the issuance of the debt, as discussed in “Note 5,” were used to fund this dividend. In addition, retained earnings decreased by $39.5 million as a result of settlement of the inter-company agreement with Alberto-Culver, which was treated as a dividend.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

During the nine months ended June 30, 2007, additional paid-in capital decreased as a result of a portion of the $30.0 million fee paid by the Company to Clayton, Dubilier & Rice, Inc. and the expenses paid to CDRS along with other professional services and due diligence fees incurred in connection with the separation from Alberto-Culver. These were considered to be costs of raising equity and were recorded as a reduction to additional paid-in capital in the amount of approximately $42.4 million. During the nine months ended June 30, 2007 and prior to its separation from Alberto-Culver, the Company recorded an increase in additional paid-in capital for stock issued by Alberto-Culver. The stock was issued to the former owner of Monarch Beauty Supply Co. Ltd., a subsidiary previously owned by Alberto-Culver, and was contributed by Alberto-Culver to the Company in 2003. The additional paid-in capital recorded by the Company, as an adjustment of $1.1 million to stockholder contribution, reflects the effect of certain pre-acquisition tax liabilities fully indemnified by the seller, for which Alberto-Culver retained the proceeds.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2007 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	June 30, 2007	June 30, 2007

Net earnings	$13,448	$27,628

Total weighted-average basic shares	180,398	(1) 180,272
Dilutive securities:
Stock option programs	2,282	2,264
Total weighted average diluted shares	182,680	182,536

Earnings per share:
Basic	$0.07	$0.15
Diluted	$0.07	$0.15

(1)Weighted average shares was calculated from November 16, 2006 through June 30, 2007 for the nine months ended June 30, 2007, which represents the actual number of days that shares of the Company’s common stock were publicly traded.

Net earnings per share were not calculated for the three and nine months ended June 30, 2006 since the Company was a wholly-owned subsidiary of Alberto-Culver during fiscal year 2006. See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for additional information about the separation from Alberto-Culver.

At June 30, 2007, options to purchase 4,712,794 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, as these options’ exercise prices, ranging from $9.45 to $9.66, were greater than the average market price per share of the Company’s common stock.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

4.     Share-Based Payments

The Company accounts for stock option and stock awards in accordance with SFAS 123 (Revised 2004), Share-Based Payment ‘SFAS 123 (R).’ Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. During the third quarters of fiscal 2007 and fiscal 2006, total compensation cost charged against income and included in selling, general and administrative expenses for share-based payment arrangements was $3.8 million and $1.0 million, respectively, and the total income tax benefit recognized in the Company’s income statement from these plans was $1.5 million and $0.3 million, respectively. During the first nine months of fiscal 2007 and fiscal 2006, total compensation cost charged against income and included in selling, general and administrative expenses for share-based payment arrangements was $10.0 million and $4.1 million, respectively, and the total income tax benefit recognized in the Company’s income statement from these plans was $3.9 million and $1.4 million, respectively.

Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no stock option plans of its own; however, certain employees of the Company had been granted stock options under stock option plans of Alberto-Culver. Alberto-Culver treated the separation transaction as though it constituted a change in control for purposes of Alberto-Culver’s stock option and stock award plans. As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by the Company’s employees, became fully vested upon completion of the transactions on November 16, 2006. Due to the separation from Alberto-Culver, the Company recorded a charge at that time equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods as the stock options and restricted shares for the Company’s employees vested over the original vesting periods. Upon completion of the transaction separating the Company from Alberto-Culver, all outstanding Alberto-Culver stock options held by employees of the Company became options to purchase shares of the Company’s common stock.

As a result of the separation, the Employee Stock Option Plan of 2003, the 2003 Stock Option Plan for Non-Employee Directors and the 2003 Restricted Stock Plan that were previously plans of Alberto-Culver became plans of the Company.

During the third quarter of fiscal year 2007, the Company adopted the 2007 Omnibus Incentive Plan, a new share-based plan, which allows for the issuance of up to 10 million shares of the Company’s common stock. Additionally, the Company granted approximately 2.4 million stock options to employees and directors during the third quarter of fiscal year 2007. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $2.3 million in connection with certain employees who are currently retirement eligible and eligible to continue vesting awards upon retirement under the terms of the 2007 Omnibus Incentive Plan.

Each option has an exercise price which equals 100% of the market price of the Company’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are subject to forfeiture until the four year vesting period is complete.

Stock Options

A summary of option activity under the Company’s option plans as of June 30, 2007 and changes during the nine months then ended is as follows (options in thousands):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	1,969	$37.47
Shares conversion (1)	1,073	2.00

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Granted	5,246	9.53
Exercised	(607)	11.26
Forfeited or expired	(337)	10.91
Outstanding at June 30, 2007	7,344	$7.05	8.8	$17,217
Exercisable at June 30, 2007	2,421	$2.00	7.3	$16,945

(1)          Per the Employee Matters Agreement, in connection with the separation, options to purchase shares of Albert-Culver’s stock, which were held by the Company’s employees, were converted into options to purchase shares of the Company’s stock. In order to maintain the same intrinsic value as before the separation, all of the Company’s stock options that were converted from Alberto-Culver were adjusted accordingly.

The following table summarizes information about stock options under the Company’s option plans at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	June 30, 2007	Term	Price	June 30, 2007	Price
$2.00	2,421	7.3	$ 2.00	2,421	$ 2.00
$7.70 – 9.66	4,923	9.6	9.53	—
Total	7,344	8.8	$ 7.05	2,421	$ 2.00

The Company uses the Black-Scholes option-pricing method to value the Company’s stock options for each stock option award. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which generally vest ratably over a four year period, is expensed on a straight-line basis over the vesting period of the stock options or to the date a participant becomes eligible for retirement, if earlier.

The weighted average assumptions relating to the valuation of the Company’s stock options for the nine months ended June 30, 2007 and June 30, 2006 are as follows:

	Nine Months Ended
	June 30, 2007 (1)	June 30, 2006 (2)

Expected lives (years)	5.0	3.5 - 4.5
Expected volatility	34.0% - 35.0%	20.0%
Risk-free interest rate	4.4% - 4.6%	4.2% - 5.	0%
Dividend yield	0.0%	1.0%

(1)          Assumptions are based on the Company’s future expectations and not taking into account historical assumptions of Alberto-Culver’s common stock.

(2)          Assumptions were calculated based on the Company being a wholly-owned subsidiary of Alberto-Culver and using historical assumptions of Alberto-Culver, such as expected volatility and dividend yield of Alberto-Culver’s common stock at that time.

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company that have been granted stock options under stock option plans of Alberto-Culver. Expected volatility for the nine months ended June 30, 2007 is derived by using the average volatility of similar companies since it is not practicable to estimate the Company’s expected volatility due

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

to a lack of history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Since the Company does not expect to pay dividends, the dividend yield is 0%.

The weighted average fair value of the Company’s stock options issued to the Company’s employees at the date of grant in the nine months ended June 30, 2007 and 2006 was $3.64 and $9.48 per option, respectively. The total intrinsic value of options exercised after the separation from Alberto-Culver during the nine months ended June 30, 2007 was $3.3 million, the total cash received from these option exercises was $0.9 million and the tax benefit realized for the tax deductions from these option exercises was $1.2 million.

At June 30, 2007, approximately $11.2 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over the vesting period of 4 years.

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

The Company expenses the cost of the stock awards, which is determined to be the fair market value of the stock award at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair market value of the stock award is determined based on the closing price of the Company’s common stock on the grant date.

The following table presents a summary of the Company’s stock award activity for the nine months ended June 30, 2007 (shares in thousands):

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Fair Value	Vesting
Stock Awards	Shares	Per Share	Term
(Years)

Non-vested at September 30, 2006	-	$-
Granted	350	8.10
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2007	350	$8.10	4.5

During the nine months ended June 30, 2007, no stock awards vested. The remaining unrecognized compensation cost related to unvested stock awards at June 30, 2007 was $2.6 million and the weighted average period of time over which this cost will be recognized is 4.5 years.

5.     Long-Term Debt

In connection with the separation from Alberto-Culver on November 16, 2006, the Company, through its subsidiaries, incurred $1,850.0 million of indebtedness by drawing on a revolving (asset-based lending) facility in an

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

amount equal to $70.0 million, entered into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million, and issued senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million.

The term loan facilities and asset-based lending facility are secured by substantially all of the assets of the Company and its subsidiaries. The term loan facilities may be prepaid at the Company’s option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the underlying agreements) for any fiscal year (commencing in fiscal year 2008), unless a specified leverage ratio is met, and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the asset-based lending credit facility.

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company. The senior notes and the senior subordinated notes carry optional redemption features whereby the Company has the option to redeem the notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest, and on or after November 15, 2010 and November 15, 2011, respectively, at par plus a premium declining ratably to par, plus accrued and unpaid interest.

Details of the debt issued on November 16, 2006 are as follows (in thousands):

	Amount as	Maturity
	of June	dates	Interest
	30, 2007	(Fiscal year)	rates
Revolving credit facilities	$ 39,700	2012	(i)	PRIME and up to 0.50% or;
			(ii)	LIBOR plus (1.00% to 1.50%)
Term loan A	144,375	2012	(i)	PRIME plus (1.00% to 1.50%) or;
			(ii)	LIBOR plus (2.00% to 2.50%)
Term loan B	913,100	2014	(i)	PRIME plus (1.25% to 1.50%) or;
			(ii)	LIBOR plus (2.25% to 2.50%)
Total	$ 1,097,175

Senior notes	$ 430,000	2015	9.25%
Senior subordinated notes	280,000	2017	10.50%
Total	$ 710,000

On November 24, 2006, the Company entered into two interest rate swap agreements relating to $500 million of the $1,070 million term loans A and B due in 2012 and 2014, respectively. See “Note 6” for further information on the interest rate swap agreements.

Maturities of the long-term debt issued on November 16, 2006 for the next five fiscal years are as follows (in thousands):

Year ending September 30:
2007	$4,175
2008	16,700
2009	24,200
2010	24,200
2011	39,200
Thereafter	1,698,700
$1,807,175

Note: Maturities schedule is for the debt issued on November 16, 2006 and does not include capital leases of $0.9 million and any payments that may be required as part of an excess cash flow test under the terms of the term loan.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

6.  Interest Rate Swaps

On November 24, 2006, the Company entered into two interest rate swap agreements with notional amounts of $150.0 million and $350.0 million.  These agreements expire on November 24, 2008 and 2009, respectively.  These agreements allow the Company to convert a portion of its variable rate interest to a fixed rate at 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.00% to 2.50%), respectively.  These interest rate swap agreements relate to $500 million of the $1,070 million Term loans A and B due in 2012 and 2014, respectively, to manage the Company’s cash flow risk associated with changing interest rates. Under the swap agreements, the Company will pay fixed rates of 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.00% to 2.50%) on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate.

The Company utilizes interest rate swaps to manage the cash flow risk associated with changing interest rates and accounts for them under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 requires that all derivatives be marked to market (fair value). The Company does not purchase or hold any derivative instruments for trading purposes. The interest rate swap agreements do not currently qualify as hedges and, therefore, the change in fair value of the interest rate swap agreements, which are adjusted quarterly, are recorded in the results of operations. The fair value of the swap agreements at June 30, 2007 was recorded as an asset of approximately $3.3 million.

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

The marked to market impact of the swap arrangements on interest expense was a decrease of approximately $4.0 million and $3.3 million in the three and nine months ended June 30, 2007, respectively.  However, changes in the fair value of the interest rate swap agreements will either increase or decrease the Company’s net interest expense and therefore may affect the Company’s profitability.

7.     Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the nine months ended June 30, 2007 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2006	$10,160	$354,533	$364,693
Additions, net of purchase price adjustments	38,091	2,556	40,647
Foreign currency translation	1,139	2,280	3,419
Balance at June 30, 2007	$49,390	$359,369	$408,759

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at June 30, 2007 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at June 30, 2007:
Intangible assets with indefinite lives:
Trade names	$713	$34,794	$35,507

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

	Sally Beauty Supply	Beauty Systems Group	Total
Other intangibles	—	6,053	6,053
Total	713	40,847	41,560
Intangible assets subject to amortization:
Gross carrying amount	—	20,396	20,396
Accumulated amortization	—	(10,343)	(10,343)
Net value	—	10,053	10,053
Total intangible assets, net	$713	$50,900	$51,613

8.     Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows for the three and nine months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net earnings	$13,448	$14,551	$27,628	$79,530
Other comprehensive income adjustments-foreign currency translation	9,148	5,115	9,884	4,769
Comprehensive income	$22,596	$19,666	$37,512	$84,299

9.     Acquisitions

On February 15, 2007, the Company entered into and completed an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Chapelton 21 Limited (the “Agreement”), a private company limited by shares and incorporated in Scotland (“Salon Services”) by and among Ogee Limited, an indirect subsidiary of the Company, and the registered shareholders of Salon Services. Pursuant to the Agreement, the Company acquired all of the issued share capital of Salon Services for an aggregate cash purchase price of approximately £30.0 million, or approximately $59.0 million, subject to certain adjustments. In addition, the Company extinguished approximately £2.0 million of Salon Services’ debt. The Agreement contains representations, warranties and covenants that are customary to transactions of this nature. Salon Services, through its direct and indirect subsidiaries including Salon Services (Hair and Beauty Supplies) Ltd., supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the United Kingdom, Germany, Ireland, Spain and Norway.

In connection with the Company’s acquisition and operation of Salon Services, the Company’s subsidiaries financed the purchase price through a draw down of approximately $57.0 million under its existing revolving (asset-based) credit facilities.  Certain funds are being held in escrow in support of the sellers’ representations, warranties and covenants.  We expect that the final valuation of the acquired assets and liabilities will be completed by fiscal year end.

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

The Company does not sell between segments.  Segment data for the three and nine months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Sally Beauty Supply	$402,920	$356,975	$1,156,684	$1,060,015
Beauty Systems Group	231,960	242,559	717,351	706,975
Total net sales	$634,880	$599,534	$1,874,035	$1,766,990
Earnings before provision for income taxes:
Sally Beauty Supply	$67,070	$59,169	$201,825	$179,670
Beauty Systems Group	15,391	24,865	48,168	69,265
Segment operating earnings	82,461	84,034	249,993	248,935
Unallocated corporate expenses (1)	(23,829)	(19,528)	(69,039)	(59,145)
Sales-based service fee charged by Alberto-Culver	—	(7,151)	(3,779)	(21,568)
Transaction expenses (2)	(18)	(34,532)	(21,502)	(39,275)
Interest expense, net of interest income	(36,832)	197	(98,882)	(295)
Earnings before provision for income taxes	$21,782	$23,020	$56,791	$128,652

(1)          Unallocated expenses consist of corporate and shared costs.  The amounts include $0.0 million and $3.4 million of overhead charges allocated from Alberto-Culver and share-based compensation of $3.8 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively; and $1.0 million and $10.7 million of overhead charges allocated from Alberto-Culver and share-based compensation of $10.0 million and $4.1 million for the nine months ended June 30, 2007 and 2006, respectively.

(2)          Transaction expenses are one-time charges associated with the separation from Alberto-Culver in the three and nine months ended June 30, 2007 and one-time charges associated with the termination of the agreement with Regis Corporation (“Regis”) that called for the Company to merge with a subsidiary of Regis in a tax-free transaction in the three and nine months ended June 30, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s view of the operations and financial condition of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.  The financial condition as of September 30, 2006 and results of operations for the three and nine months ended June 30, 2006 and cash flows for the nine months ended June 30, 2006 are of Sally Holdings, Inc., which we refer to as “Sally Holdings”.  Sally Holdings was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” and became an indirect wholly owned subsidiary of our company in connection with the separation of our business from Alberto-Culver. Sally Beauty Holdings, Inc. was formed on June 16, 2006 in connection with the separation of our business from Alberto-Culver.  This section should be read in conjunction with the audited consolidated financial statements of Sally Holdings and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count.  We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, which we refer to as “BSG.”  Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 3,341 stores and supplied 195 franchised stores in North America as well as selected European countries and Japan, as of June 30, 2007.  Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,000 professional distributor sales consultants who sell directly to salons and salon professionals.  We provide our customers with a wide variety of leading third-party branded and private label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals.

Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count.  As of June 30, 2007, Sally Beauty Supply operated 2,652 company-owned retail stores and supplied 24 franchise stores acquired in the Salon Services acquisition, 2,218 of which are located in the U.S. and the remainder in the United Kingdom and certain other countries in Europe, Canada, Puerto Rico, Mexico and Japan. Sally Beauty Supply stores average 1,700 square feet and are primarily located in strip shopping centers.  The product selection in Sally Beauty Supply stores ranges between 5,600 and 7,600 SKU’s of beauty products, and includes products for hair care, nail care, beauty sundries and appliances, targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of private label merchandise.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S.  As of June 30, 2007, BSG operated 689 company-owned stores, supplied 171 franchised stores and had a sales force of approximately 1,000 professional distributor sales consultants selling exclusively to salons and salon professionals in 45 U.S. states and portions of Canada, Mexico and certain European countries. BSG stores average 2,800 square feet and are primarily located in secondary strip shopping centers.  Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon market.  The product selection in BSG stores, ranging between 4,000 and 9,400 SKU’s of beauty products, includes hair care, nail care, beauty sundries and appliances targeting salons and salon professionals. BSG carries leading professional beauty product brands intended for use in salons and for resale by the salons to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

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

•                  Increasing Use of Private-Label Products.   We offer a broad range of private label and control label products, which we generally refer to collectively as “private label products.”  Private label products are brands for which we own the trademark and in some instances the formula. Control label products are brands that are owned by the manufacturer for which we have been granted sole distribution rights. Generally, our private label products have higher gross margins than the leading third-party branded products and we believe this area offers significant potential growth.

•                  Frequent re-stocking needs.  Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons.  These factors are key to driving demand for conveniently located professional beauty supply stores.

•                  Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers.  We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as other suppliers seek to lessen their reliance on distribution of their products through a competitor’s network, as more fully described below.  We also intend to seek opportunistic value-added acquisitions that strategically fit with our current distribution network, product offerings, and longer-term growth and profitability plans.  We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and retail footprint.  We also believe that we are well-positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor / retail level. However, changes often occur in our relationships with suppliers that can materially affect the net sales and operating earnings of our business segments.

In addition, consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures.  As we announced in December 2006, our largest supplier, the Professional Products Division of L’Oreal USA S/D, Inc., which we refer to as “L’Oreal,” has moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks.  More recently, L’Oreal has also announced the acquisition of two distributors competitive with BSG in the southeastern U.S. and the west coast markets.  As a result, L’Oreal is entering into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. In addition, L’Oreal has announced the acquisition of a supplier (Pureology) that does not currently do business with BSG.  If L’Oreal acquired a supplier that did conduct business with BSG, we could lose that revenue as well.  See “Risk Factors-We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us,” in Item 1A. of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

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

•                  Changing demographic and consumer trends.  The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair-loss products.  Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products.  Changes in consumer tastes and fashion trends can have an impact on our financial performance.  Our continued success depends in large part on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. If we are unable to anticipate and respond to trends in the market for beauty products and changing consumer demands, our business could suffer.

•                  Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business by right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure.  In response to the loss of L’Oreal related revenue discussed below, BSG made certain changes with its distributor sales consultants.  BSG’s sales force was reduced and the remaining affected distributor sales consultants were offered certain compensation related incentives to stay with the Company as BSG seeks to replace lost L’Oreal revenue. BSG is also implementing a store re-branding project that will reposition all of its North American company-owned stores under a common name and store identity, CosmoProf.  This project is expected to provide brand consistency, save on advertising and promotional costs and allow for a more focused marketing strategy.  Further, we continue to study our distribution function as we seek to rationalize our infrastructure.   During the remainder of fiscal 2007, we plan to continue implementing a two-year $19.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program.  We currently believe that this plan could produce significant annual expense savings of approximately $10.0 million within the next two years.

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

We plan to mitigate the negative effects resulting from unfavorable changes in our relationships with suppliers, such as L’Oreal, by taking the following steps: (i) adding new products to replace lines with our distributor sales consultants, (ii) adding new product lines to our BSG stores, (iii) expanding existing product lines into new territories and, (iv) managing costs to maximize the efficiency of the BSG structure (in the third quarter of 2007 we continued a right-sizing of the BSG business, including some targeted reductions-in-force). Although we are focused on developing new revenue and on cost management initiatives, there can be no assurance that our efforts will partially or completely offset the loss of these distribution rights.   In addition, BSG’s loss of distribution rights through its distributor sales consultants, as well as the loss of exclusive rights to distribute L’Oreal products in its stores, has resulted in margin pressure on BSG’s remaining L’Oreal revenues, and this pressure is currently projected to continue during the remainder of fiscal 2007.  See “Risk Factors-We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us,” in Item 1A. of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

Previously, we had estimated that the loss of the L’Oreal distribution rights described above would negatively impact our consolidated revenue by approximately $110.0 million for the last nine months of fiscal 2007.  Of this projected $110.0 million, it was assumed that the distributor sales consultant channel would lose approximately $20.0 million of ancillary, non-L’Oreal business.  However, during the third quarter of 2007, sales of non-L’Oreal brands continued to exceed prior-year levels in the impacted distributor sales consultants channel and were also up in the stores channel.  In addition, one of our key strategies in dealing with the loss of the L’Oreal distribution rights has been to attempt to shift a portion of the L’Oreal purchases by BSG customers previously served by the distributor sales consultants to our BSG stores. We did not significantly shift a portion of L’Oreal purchases by BSG customers previously served by the distribution sales consultants to stores for the third quarter of 2007, and we no longer expect to do so in the future.

Regarding other suppliers, BSG continues to expand the P&G Professional Care product lines including Wella, Sebastian and Graham Webb into additional geographies for BSG stores and distributor sales consultants.   As of June 30, 2007, BSG had 15 stores in Florida and plans to open an additional 20 net new stores in that state by January 2008.  Although Farouk Systems terminated its agreement with BSG during the second fiscal quarter, BSG stores and DSCs once again have been given approval to distribute Farouk Systems products since July, with an expanded distribution area that initially includes 30 states.  Additionally, BSG entered into an agreement during the third quarter with KPSS to distribute the Goldwell/KMS brands in 28 states.  BSG expects to gain these distribution rights over time through either expirations or acquisitions from existing distributors.

Recent Acquisitions

On February 15, 2007, we entered into and completed an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Chapelton 21 Limited (the “Agreement”), a private company limited by shares and incorporated in Scotland, which we refer to as “Salon Services,” by and among Ogee Limited, an indirect subsidiary of ours, and the registered shareholders of Salon Services. Pursuant to the Agreement, we acquired all of the issued share capital of

Salon Services for an aggregate cash purchase price of approximately £30.0 million, or approximately $59.0 million, subject to certain adjustments. In addition, we extinguished approximately £2.0 million of Salon Services’ debt. The Agreement contains representations, warranties and covenants that are customary to transactions of this nature. Salon Services, through its direct and indirect subsidiaries including Salon Services (Hair and Beauty Supplies) Ltd., supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the United Kingdom, Germany, Ireland, and Spain.

In connection with our acquisition and operation of Salon Services, our subsidiaries financed the purchase price through a draw down of approximately $57.0 million under the existing asset-backed senior secured loan facility under that certain Credit Agreement, dated November 16, 2006, with respect to that certain Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, as Administrative and Collateral Agent, which we refer to as the “ABL Credit Agreement.”  The foregoing disclosure is qualified in its entirety by reference to the ABL Credit Agreement filed as Exhibit 4.6.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006. Please refer to that Form 8-K, which describes the material terms of the ABL Credit Agreement, which descriptions are incorporated herein by reference.  Certain funds are being held in escrow in support of the sellers’ representations, warranties and covenants and regulatory compliance matters.  We expect that the final valuation of the acquired assets and liabilities will be completed by fiscal year end.

Our Separation from Alberto-Culver

On November 16, 2006, we separated from Alberto-Culver, pursuant to the Investment Agreement, dated as of June 19, 2006, as amended, among us, Alberto-Culver, CDRS Acquisition LLC (“CDRS”) and others.   See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for additional information about the separation from Alberto-Culver.

Other Significant Items

Share-Based Payments

Prior to November 16, 2006, we were a subsidiary of Alberto-Culver and had no stock option plans of our own; however, certain of our employees had been granted stock options under stock option plans of Alberto-Culver.  In connection with the separation from Alberto-Culver, the transaction constituted a change in control for purposes of Alberto-Culver’s stock option and stock award plans.  As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by our employees, became fully vested upon completion of the transactions on November 16, 2006.  During the nine months ended June 30, 2007, we recorded a charge equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods had these stock options and restricted shares for our employees vested over the original vesting periods. Upon completion of the transaction separating us from Alberto-Culver, all outstanding Alberto-Culver stock options held by our employees became options to purchase shares of our common stock.

During the third quarters of fiscal 2007 and fiscal 2006, total compensation cost charged against income and included in selling, general and administrative expenses, for share-based payment arrangements was $3.8 million, which included $2.3 million of accelerated expense related to certain of our employees who are currently retirement eligible and eligible to continue vesting awards upon retirement under the terms of the 2007 Omnibus Incentive Plan and $1.0 million, respectively, and the total income tax benefit recognized in the income statement from these plans was $1.5 million and $0.3 million, respectively.  During the first nine months of fiscal 2007 and fiscal 2006, total compensation cost charged against income and included in selling, general and administrative expenses, for share-based payment arrangements was $10.0 million and $4.1 million, respectively and the total income tax benefit recognized in the income statement from these plans was $3.9 million and $1.4 million, respectively.

Results of Operations

The following table shows the results of operations of our business for the three and nine months ended June 30, 2007 and 2006, expressed as a percentage of net sales for the respective periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	54.2%	53.9%	54.2%	54.0%
Gross profit	45.8%	46.1%	45.8%	46.0%
Total other costs and expenses	36.6%	42.4%	37.5%	38.7%
Operating earnings	9.2%	3.7%	8.3%	7.3%
Interest expense, net	5.8%	0.0%	5.3%	0.0%
Earnings before provision for income taxes	3.4%	3.7%	3.0%	7.3%
Provision for income taxes	1.3%	1.3%	1.5%	2.7%
Net earnings	2.1%	2.4%	1.5%	4.6%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Sally Beauty Supply	$402,920	$356,975	$1,156,684	$1,060,015
Beauty Systems Group	231,960	242,559	717,351	706,975
	$634,880	$599,534	$1,874,035	$1,766,990
Gross Profit	$290,887	$276,407	$858,397	$813,234
Gross profit margin	45.8%	46.1%	45.8%	46.0%
Selling, general and administrative expenses	$221,490	$202,487	$646,863	$595,356

Operating earnings:
Sally Beauty Supply	$67,070	$59,169	$201,825	$179,670
Beauty Systems Group	15,391	24,865	48,168	69,265
Segment operating earnings	82,461	84,034	249,993	248,935
Unallocated corporate and shared costs	(23,829)	(19,528)	(69,039)	(59,145)
Sales based service fee charged by Alberto-Culver	—	(7,151)	(3,779)	(21,568)
Transaction expenses	(18)	(34,532)	(21,502)	(39,275)
Operating earnings	58,614	22,823	155,673	128,947
Interest expense, net of interest income	(36,832)	197	(98,882)	(295)
Earnings before provision for income taxes	$21,782	$23,020	$56,791	$128,652
Segment operating earnings margin:
Sally Beauty Supply	16.6%	16.6%	17.4%	16.9%
Beauty Systems Group	6.6%	10.3%	6.7%	9.8%
Consolidated operating earnings margin	9.2%	3.7%	8.3%	7.3%

Number of retail stores (end-of-period):
Sally Beauty Supply

Company-owned stores			2,652	2,494
Franchise stores			24	—
Total Sally Beauty Supply			2,676	2,494
Beauty Systems Group
Company-owned stores			689	661
Franchise stores			171	163
Total Beauty Systems Group			860	824
Total			3,536	3,318

Comparable store sales growth (1)
Sally Beauty Supply	3.4%	1.0%	2.8%	2.2%
Beauty Systems Group	9.2%	5.6%	10.1%	2.9%
Consolidated	4.8%	2.1%	4.5%	2.4%

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of share-based compensation, store personnel costs, commissions paid to professional distributor sales consultants, benefits, utilities, property maintenance, advertising, rent, insurance, freight and distribution expenses for delivery to customers and corporate administrative costs.

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

Transaction Expenses.  For the fiscal year 2007, transaction expenses are costs associated with the separation from Alberto-Culver and are primarily payments to Alberto-Culver as defined in the separation agreements.  In addition, we recognized severance costs for two executives and certain professional fees related to the separation from Alberto-Culver.    For fiscal year 2006, transaction expenses are related to the termination of the agreement with Regis Corporation, which we refer to as “Regis,” that called for us to merge with a subsidiary of Regis in a tax-free transaction.  This proposed transaction was terminated in April 2006 and the Company expensed approximately $41.5 million ($27.2 million after taxes) in fees associated with the termination.

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and 2006

Net Sales

Consolidated net sales increased $35.4 million, or 5.9%, to $634.9 million for the three months ended June 30, 2007 compared to $599.5 million for the same period in 2006.  This increase was primarily the result of comparable store sales growth of 4.8% and the acquisitions of Salon Success, a U.K based distributor of professional beauty products and Salon Services.  Salon Success contributed an incremental $5.0 million of revenue and Salon Services contributed $25.9 million of revenue during the three months ended June 30, 2007. We acquired Salon Success during the third quarter of fiscal 2006 and Salon Services during the second quarter of fiscal 2007.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $45.9 million, or 12.9%, to $402.9 million for the three months ended June 30, 2007 compared to $357.0 million for the same period in 2006. Net sales increased primarily due to a 7.3% increase resulting from the Salon Services acquisition, which contributed $25.9 million of revenue during the three months ended June 30, 2007.  Revenues also increased due to 83 net new stores opened during the last twelve months (July, 2006 through June, 2007, excluding acquisitions) and from a comparable store sales growth of 3.4%.

Beauty Systems Group.  Net sales for BSG decreased $10.6 million, or 4.4%, to $232.0 million for the three months ended June 30, 2007 compared to $242.6 million for the same period in 2006.  Net sales of our U.S. operations decreased due to a decline of 31.3% in sales by BSG professional distributor sales consultants, caused primarily by the loss of L’Oreal revenue, partially offset by revenue increases with other suppliers.  BSG also experienced a decline in sales at its franchised-based business.  These declines were mostly offset by comparable store sales growth of 9.2% and an incremental $5.0 million of revenues from the acquisition of Salon Success.  Sales for third fiscal quarter of 2007 were impacted by changes in the L’Oreal distribution agreement, resulting in the loss of approximately $30.0 million in sales of L’Oreal products compared to the same months in fiscal 2006.

Gross Profit

Consolidated gross profit increased $14.5 million, or 5.2%, to $290.9 million for the three months ended June 30, 2007 compared to $276.4 million for the same period in 2006. Consolidated gross profit, as a percentage of net sales, was 45.8% for the three months ended June 30, 2007 compared to 46.1% for the prior year period.  Gross profit margins were down 30 basis points during the third fiscal quarter of 2007 as compared to the same period in 2006 due to higher gross profit margins from Sally Beauty Supply offset by lower gross profit margins from BSG.  Gross profit margins for Sally Beauty Supply were helped, in part, by a continued increase in sales of private label products.  Gross profit margins for BSG were hurt, in part, by margin pressure on certain products and replacing L’Oreal product sales with other products at lower margins.  BSG’s loss of store exclusivity in the distribution of L’Oreal products is anticipated to result in sustained margin pressure on all L’Oreal products sold through its store network. BSG gross margins during the third quarter of 2007 included margin pressures at BSG’s franchise-based business.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $19.0 million, or 9.4%, to $221.5 million for the three months ended June 30, 2007 compared to $202.5 million for the same period in 2006.  These expenses, as a percentage of net sales, were 34.9% for the three months ended June 30, 2007 compared to 33.8% for the prior year period.  The increase in expense is partly attributable to selling and administrative expenses associated with the unit growth of the Sally Beauty Supply and BSG businesses, $2.7 million in non-recurring costs associated with the realignment, right-sizing and retention incentives of our BSG business (based upon acquisition integration and previously-disclosed changes in its L’Oreal contract); acquisitions and an incremental expense for legal, audit and professional fees primarily due to expenses as a new public company.  Additionally, selling, general and administrative expenses for the third quarter of 2007 also included $3.7 million of share-based compensation expense, which includes $2.3 million of accelerated expenses related to certain employees who are currently retirement eligible and eligible to continue vesting awards upon retirement under the terms of the 2007 Omnibus Incentive Plan, compared to $1.0 million of share-based compensation expense in the third quarter of 2006.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee charged to us by Alberto-Culver declined to $0.0 million for the three months ended June 30, 2007 from $7.2 million for the three months ended June 30, 2006 due to the cancellation of the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver in connection with the separation from Alberto-Culver.

Transaction Expenses

We recorded minimal expenses related to the transaction separating us from Alberto-Culver for the three months ended June 30, 2007.  During the three months ended June 30, 2006, we recorded $34.5 million in expenses related to the termination of the agreement with Regis that called for us to merge with a subsidiary of Regis in a tax-free transaction.

Operating Earnings

Consolidated operating earnings increased by $35.8 million, or 157.0%, to $58.6 million for the three months ended June 30, 2007 compared to $22.8 million for the same period in 2006. Operating earnings, as a percentage of net sales, were 9.2% for the three months ended June 30, 2007 compared to 3.7% for the same period in 2006.  The increase in consolidated operating earnings was primarily due to the expenses incurred as a result of the terminated transaction with Regis in 2006 and the elimination of service fees charged by Alberto-Culver due to the separation in 2007.  We do not allocate these expenses to our operating segments and these expenses are not reflected in the segment operating earnings of Sally Beauty Supply and BSG discussed below.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased $7.9 million, or 13.4%, to $67.1 million for the three months ended June 30, 2007 compared to $59.2 million for the same period in 2006. Segment operating earnings, as a percentage of net sales, was 16.6% for the three months ended June 30, 2007 compared to 16.6% for the same period in 2006.  Sally Beauty Supply operating earnings were positively impacted by growth in the number of stores as well as a gross margin improvement caused by a continued shift in product and customer mix partially offset by additional international revenue at lower operating margins.

Beauty Systems Group.  BSG’s segment operating earnings decreased $9.5 million, or 38.1%, to $15.4 million for the three months ended June 30, 2007 compared to $24.9 million for the same period in 2006, in part, due to an increase in selling, general and administrative expenses, while also experiencing lower gross profit margins on a slight decrease in sales volume.  Gross profit margins declined partially as a result of a change in the mix of products sold.  BSG also experienced gross margin declines in certain products as well as a decline in the profitability of its franchise-based business during the quarter.  In addition, BSG incurred $2.3 million of additional expenses related to the retention of its professional distributor sales consultants, and $0.4 million related to the realignment of the BSG sales force and the closure of a warehouse during the third quarter of fiscal 2007.  Segment operating earnings, as a percentage of net sales, was 6.6% for the three months ended June 30, 2007 compared to 10.3% for the same period in 2006.

Net Interest Expense

Interest expense, net of interest income, was $36.8 million and ($0.2) million for the three months ended June 30, 2007 and 2006, respectively.  The increase in interest expense was primarily attributable to the interest associated with the new debt incurred on November 16, 2006.  The interest expense was partially offset by interest income of $0.1 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively.  Interest expense includes a marked to market fair value income adjustment for interest rate swaps of $4.0 million for the three months ended June 30, 2007.

Provision for Income Taxes

Provision for income taxes was $8.3 million during the three months ended June 30, 2007 compared to $8.5 million for the same period of 2006.   Income taxes for interim periods are included in the accompanying financial statements on the basis of an estimated annual effective rate.  In determining the estimated annual effective tax rate, we have excluded the tax effect of one-time charges related to the separation from Alberto-Culver.  The current estimated annual effective tax rate excluding these charges is 36.7% for 2007 compared to 38.2% for 2006.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased $1.1 million, or 7.5%, to $13.4 million for the three months ended June 30, 2007 compared to $14.6 million for the same period in 2006. Net earnings, as a percentage of net sales, were 2.1% for the three months ended June 30, 2007 compared to 2.4% for the three months ended June 30, 2006.  Net earnings were reduced as a result of the expenses related to the transaction separating us from Alberto-Culver and increased interest expense associated with the debt incurred.

Comparison of the Nine Months Ended June 30, 2007 and 2006

Net Sales

Consolidated net sales increased $107.0 million, or 6.1%, to $1,874.0 million for the nine months ended June 30, 2007 compared to $1,767.0 million for the same period in 2006.  This increase was primarily the result of comparable store sales growth of 4.5% and the acquisition of Salon Success and Salon Services.  Salon Success contributed an incremental $20.7 million of revenue and Salon Services contributed $39.4 million of revenue during the nine months ended June 30, 2007. We acquired the Salon Success business during the third quarter of 2006 and Salon Services during the second quarter of 2007.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $96.7 million, or 9.1%, to $1,156.7 million for the nine months ended June 30, 2007 compared to $1,060.0 million for the same period in 2006. Net sales increased primarily due to a 3.7% increase resulting from the Salon Services acquisition, which contributed $39.4 million of revenue during the nine months ended June 30, 2007, the opening of 83 net new stores over the last twelve months (July, 2006 through June, 2007, excluding acquisitions) and a comparable store sales growth of 2.8%, which includes a decline in same store number of transactions.

Beauty Systems Group.  Net sales for BSG increased $10.4 million, or 1.5%, to $717.4 million for the nine months ended June 30, 2007 compared to $707.0 million for the same period in 2006.  Net sales increased due to a comparable store sales growth of 10.1% and an incremental $20.7 million of revenues from the acquisition of Salon Success.  The BSG same store sales increases were partially offset by a decline of 19.2% in sales by BSG professional distributor sales consultants, caused primarily by the loss of L’Oreal revenue, offset by revenue increases with other suppliers.  BSG also experienced a decline in sales at its franchised-based business.

Gross Profit

Consolidated gross profit increased $45.2 million, or 5.6%, to $858.4 million for the nine months ended June 30, 2007 compared to $813.2 million for the same period in 2006. Consolidated gross profit, as a percentage of net sales, was 45.8% for the nine months ended June 30, 2007 compared to 46.0% for the prior year period.  Gross profit margins declined slightly during the first nine months of 2007 due to lower gross profit margins at BSG, partially offset by higher gross profit margins at Sally Beauty Supply.  Gross profit margins for Sally Beauty Supply increased, in part, because of a continued increase in sales of higher margin private label products and higher margin customer mix.  Gross profit margins for BSG declined, in part, because of the loss of L’Oreal revenues being partially replaced with lower margin product sales and lower margins on certain products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $51.5 million, or 8.6%, to $646.9 million for the nine months ended June 30, 2007 compared to $595.4 million for the same period in 2006.  These expenses, as a percentage of net sales, were 34.5% for the nine months ended June 30, 2007 compared to 33.7% for the prior year period. The increase in expense is partly attributable to selling and administrative costs associated with the unit growth of the Sally Beauty Supply and BSG businesses, costs associated with the realignment of our BSG business, acquisitions, and additional expenses at our corporate support center.  Additionally, selling, general and administrative expenses for the first nine months of fiscal 2007 includes $10.0 million of share-based compensation expense, including $2.3 million of accelerated expenses related to certain employees who are currently retirement eligible and eligible to continue vesting awards upon retirement under the terms of the 2007 Omnibus Incentive Plan and $5.3 million of expenses related to early vesting of equity awards as a result of the separation transaction from the Alberto-Culver Company, compared to $4.1 million for the first nine months of fiscal 2006.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee charged to us by Alberto-Culver declined to $3.8 million for the nine months ended June 30, 2007 from $21.6 million for the nine months ended June 30, 2006 due to the cancellation of the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver in connection with the separation from Alberto-Culver.

Transaction Expenses

We recorded $21.5 million in expenses related to the transaction separating us from Alberto-Culver for the nine months ended June 30, 2007.  The expenses were for fees allocated to us by Alberto-Culver and for the severance payments to Mr. Renzulli, former Chairman of Sally Holdings, Inc, as called for in the separation agreement from Alberto-Culver, of approximately $20.0 million, as well as severance payments to Mr. Robinson, former Chief Financial Officer and Treasurer, prior to his retirement, of approximately $0.9 million, and for other professional fees.  During the nine months ended June 30, 2006, we recorded $39.3 million in expenses related to the terminated transaction with Regis.

Operating Earnings

Consolidated operating earnings increased by $26.8 million, or 20.8%, to $155.7 million for the nine months ended June 30, 2007 compared to $128.9 million for the same period in 2006. Operating earnings, as a percentage of net sales, were 8.3% for the nine months ended June 30, 2007 compared to 7.3% for the same period in 2006.  The increase in consolidated operating earnings was primarily due to the expenses incurred as a result of the transaction separating us from Alberto-Culver being less than the expenses we recognized in 2006 related to the proposed but terminated Regis transaction.  We do not allocate these expenses to our operating segments and these expenses are not reflected in the segment operating earnings of Sally Beauty Supply and BSG discussed below.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased $22.1 million, or 12.3%, to $201.8 million for the nine months ended June 30, 2007 compared to $179.7 million for the same period in 2006. Segment operating earnings, as a percentage of net sales, was 17.4% for the nine months ended June 30, 2007 compared to 16.9% for the same period in 2006.  Sally Beauty Supply operating earnings were positively impacted by growth in the number of stores as well as a gross margin improvement caused by a continued shift toward higher margin retail customers and higher margin private label products.

Beauty Systems Group.  BSG’s segment operating earnings decreased $21.1 million, or 30.4%, to $48.2 million for the nine months ended June 30, 2007 compared to $69.3 million for the same period in 2006, in part, due to an increase in selling, general and administrative expenses, while also experiencing slightly lower gross profit margins on an increased sales volume.  Gross profit margins declined primarily as a result of a higher level of sales volume in a particular channel that traditionally has carried low margins, the loss of L’Oreal related revenue being partially replaced with lower margin products, and gross margin declines in certain products.  BSG’s franchise-based business also experienced a decline in profitability for the nine months ended June 30, 2007.  In addition, BSG incurred approximately $5.8 million of expenses related to the closure of a warehouse and expenses related to the realignment of the BSG sales force, which includes $3.4 million related to the retention of its professional distributor sales consultants during the first three quarters of fiscal 2007.  Segment operating earnings, as a percentage of net sales, was 6.7% for the nine months ended June 30, 2007 compared to 9.8% for the same period in 2006.

Net Interest Expense

Interest expense, net of interest income, was $98.9 million and $0.3 million for the nine months ended June 30, 2007 and 2006, respectively.  The increase in interest expense was primarily attributable to the interest associated with the new debt incurred on November 16, 2006.  The interest expense was partially offset by interest income of $1.5 million and $1.0 million for the nine months ended June 30, 2007 and 2006, respectively.  Interest expense includes a marked to market fair value income adjustment for interest rate swaps of $3.3 million for the nine months ended June 30, 2007.

Provision for Income Taxes

Provision for income taxes was $29.2 million during the nine months ended June 30, 2007 compared to $49.1 million for the same period of 2006.   Income taxes for interim periods are included in the accompanying financial statements on the basis of an estimated annual effective rate.  In determining the estimated annual effective tax rate, we have excluded the tax effect of one-time charges related to the separation from Alberto-Culver.  The estimated annual effective tax rate excluding these charges is 36.7% for 2007 compared to 38.2% for 2006.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased $51.9 million, or 65.3%, to $27.6 million for the nine months ended June 30, 2007 compared to $79.5 million for the same period in 2006. Net earnings, as a percentage of net sales, were 1.5% for the nine months ended June 30, 2007 compared to 4.6% for the nine months ended June 30, 2006.  Net earnings were reduced as a result of the expenses related to the transaction separating us from Alberto-Culver and increased interest expense associated with the debt incurred.

Financial Condition

June 30, 2007 Compared to September 30, 2006

Working capital (current assets less current liabilities) at June 30, 2007 was $369.6 million compared to $479.1 million at September 30, 2006, representing a decrease of $109.5 million.  The resulting ratio of current assets to current liabilities was 2.16 to 1.00 at June 30, 2007 compared to 2.65 to 1.00 at September 30, 2006.  The decrease in working capital was impacted as current assets declined while current liabilities increased.  Current assets were impacted by a $78.2 million reduction in cash associated with the payment of fees and the transfer of cash to Alberto-Culver in connection with the separation and an $8.4 million decline in inventory levels, offset by an increase in the prepayment of certain expenses.  The increase in current liabilities was primarily impacted by the addition of the current maturities of long-term debt, which are amounts due over the next twelve months, incurred on November 16, 2006 or approximately $16.7 million, and $17.1 million of interest that has been accrued at June 30, 2007.  These increases, along with an increase in taxes, which had previously been paid by Alberto-Culver, exceeded a reduction in accounts payable, having been impacted by the decline in inventory purchases.

A reduction in working capital is part of the Company’s business strategy to minimize the amount of capital employed in the business while maximizing the related operating profits.

Other assets at June 30, 2007 were $65.6 million compared to $7.9 million at September 30, 2006, representing an increase of $57.7 million.  This increase was primarily due to the costs associated with the debt, which will be amortized as interest expense over the term of the debt.

Goodwill at June 30, 2007 increased by $44.1 million to $408.8 million compared to $364.7 million at September 30, 2006 primarily as a result of the acquisition in the United Kingdom and a smaller acquisition in Ireland.

Accrued expenses increased by $22.5 million to $136.6 million at June 30, 2007 compared to $114.1 million at September 30, 2006.  This increase was a result of $17.1 million of interest expense related to the new debt incurred on November 16, 2006 and $13.4 million for health and worker’s compensation insurance previously provided by Alberto-Culver, offset by $9.3 million of payments against various incentive and benefit plans and adjustments to various incentive plans.

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

Our primary source of cash over the past three years has been from funds provided by operating activities and, for the nine months ended June 30, 2007, from borrowings.  The primary uses of cash during the past three years were for acquisitions and capital expenditures and, for the nine months ended June 30, 2007, for the cash dividend paid in connection with our separation from Alberto-Culver.  The following table shows our sources and uses of cash for the nine months ended June 30, 2007 and 2006 (in thousands):

	Nine Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$127,550	$110,047
Net cash used by investing activities	(97,622)	(43,380)
Net cash used by financing activities	(105,990)	(27,962)
Effect of foreign exchange rate changes	830	(289)
Net (decrease) increase in cash and cash equivalents	$(75,232)	$38,416

Net Cash Provided by Operating Activities

Net cash provided by operating activities in the nine months ended June 30, 2007 increased by $17.6 million to $127.6 million compared to $110.0 million during the nine months ended June 30, 2006.  The increase was primarily due to a reduction in cash used for inventory as we reduced our inventory levels, partially offset by less net income due to transaction expenses and payments against tax liabilities.  These tax liabilities were paid by Alberto-Culver in 2006 and were included in the inter-company account.  Operating cash also increased due to the timing of collections from customers and vendors, offset by prepayments of insurance as we assumed responsibility from Alberto-Culver for liability and worker’s compensation coverage.

Net Cash Used by Investing Activities

Net cash used by investing activities in the nine months ended June 30, 2007 increased by $54.2 million to $97.6 million compared to $43.4 million in the nine months ended June 30, 2006, primarily due to capital expenditures for new stores and remodels and the acquisition of Salon Services. During the third quarter of fiscal 2007, capital expenditures include $7.6 million paid to exercise an operating lease purchase option of a warehouse building that was subsequently sold for $8.0 million, which proceeds are included in the proceeds from sale of property and equipment.

Net Cash Used by Financing Activities

Net cash used by financing activities in the nine months ended June 30, 2007 increased by $78.0 million to $106.0 million compared to $28.0 million during the nine months ended June 30, 2006, primarily due to distributions to Alberto-Culver and costs associated with the separation from Alberto-Culver, including debt issuance costs and special cash dividend paid, offset by capital contributions and proceeds from issuance of debt.

Liquidity Following our Separation from Alberto-Culver

In connection with our separation from Alberto-Culver, we, through our subsidiaries, (a) entered into senior secured term loan facilities (which we refer to as senior term loans) under which we borrowed approximately $1,070 million at closing, (b) issued approximately $430.0 million principal amount of senior notes and $280.0 million principal amount of senior subordinated notes (which we refer to as the Notes) and (c) entered into a $400.0 million asset-backed senior secured loan facility (which we refer to as the ABL facility), subject to borrowing base limitations, of which approximately $70.0 million was drawn at closing.  Through our subsidiaries, we incurred aggregate indebtedness in connection with the transactions of approximately $1,850 million.  Proceeds from this new debt and the $575.0 million equity investment by CD&R Parallel Fund VI, L.P., which we refer to as the “CDR investors,” were used to pay a $25.00 per share cash dividend to holders of record of Alberto-Culver shares as of the record date for the separation transaction.  See our Annual Report on Form 10-K, including “Risk Factors—Risks Relating to Our Substantial Indebtedness,” in Item 1A. for the fiscal year ended September 30, 2006 for additional information about the separation from Alberto-Culver.

Following the completion of our separation from Alberto-Culver, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred in connection with the transactions and from funding the costs of operations, working capital and capital expenditures. Ongoing liquidity needs are expected to be funded by net cash provided by operating activities and borrowings under the ABL facility. The ABL facility provides for senior secured revolving loans up to a maximum aggregate principal amount of $400.0 million, subject to borrowing base limitations.  Extensions of credit under the ABL facility are limited by a borrowing base calculated periodically based upon specified percentages of the value of eligible inventory and eligible accounts receivables, subject to certain reserves and other adjustments.  Our ability to obtain liquidity from the issuance of additional public or private equity is severely limited until at least two years have passed from the completion of our separation from Alberto-Culver because issuance of our common stock may cause the Alberto-Culver share distribution to be taxable to us and our stockholders under Section 355(e) of the Internal Revenue Code.   See “Risk Factors-Risks Relating to the Tax Treatment of our Separation from Alberto-Culver and Relating to Our Largest Stockholder,” in Item 1A. of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.  For instance, the agreements governing our senior term loans contain covenants that, among other things, restrict Sally Holdings’ and its subsidiaries’ ability to:

•      dispose of assets;

•      incur additional indebtedness (including guarantees of additional indebtedness);

•      pay dividends, repurchase stock or make other distributions;

•      make voluntary prepayments on the Notes or make amendments to the terms thereof;

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

The ABL facility contains covenants that, among other things, restrict Sally Holdings’ and its subsidiaries’ ability to:

•      change their line of business;

•      engage in certain mergers, consolidations and transfers of all or substantially all of our assets;

•      make certain dividends, stock repurchases and other distributions;

•      make acquisitions of all of the business or assets of, or stock representing beneficial ownership of, any person;

•      dispose of certain assets;

•      make voluntary prepayments on the Notes or make amendments to the terms thereof;

•      prepay certain other debt or amend specific debt agreements;

•      change our fiscal year or the fiscal year of our direct parent; and

•      create or incur negative pledges.

The senior secured term loan facilities contain a covenant requiring Sally Holdings and its subsidiaries to comply with maximum consolidated secured leverage ratio levels, which will decline over time.  The consolidated secured leverage ratio will be tested quarterly, with a maximum ratio of 5.25 for the four quarter period ending June 30, 2007.  The consolidated secured leverage ratio is a ratio of (A) net consolidated secured debt to (B) Consolidated EBITDA as defined in the senior secured term loan facilities.

The ABL facility contains a covenant requiring Sally Holdings and its subsidiaries to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 when availability under the ABL facility falls below $40.0 million. The fixed-charge coverage ratio is defined as the ratio of (A) EBITDA (as defined in the ABL facility, or Credit Agreement EBITDA), less unfinanced capital expenditures to (B) fixed charges (as included in the definition of the fixed-charge coverage ratio in the agreement governing the ABL facility). The ABL facility uses fixed amounts for Credit Agreement EBITDA for periods preceding our separation from Alberto-Culver.

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

Consolidated EBITDA and Credit Agreement EBITDA are not recognized measurements under accounting principles generally accepted in the United States of America, or “GAAP,” and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net income, operating income or operating cash flow. In addition, because other companies may calculate EBITDA differently, Consolidated EBITDA and Credit Agreement EBITDA likely will not be comparable to EBITDA or similarly titled measures reported by other companies.

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

 Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance capital expenditures, excluding acquisitions, over the next twelve months. However, our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance which, in turn, will be subject to general economic, financial, capital markets, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control.

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

As a holding company, we depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses.  The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings’ ability to pay dividends to us. In addition, under Delaware law, the ability of each of Sally Holdings and its subsidiaries to make distributions to us will be limited to the extent (a) of its surplus, or if there is no surplus, of its net earnings for the fiscal year in which the distribution is declared and/or the preceding fiscal year, if such subsidiary is a corporation, or (b) the fair value of its assets exceeds its liabilities, in the case of Sally Holdings or such subsidiary that is a limited liability company. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. See “Risk Factors—Risks Relating to Our Substantial Indebtedness,” In Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Contractual Obligations

Our contractual cash obligations have substantially changed as a result of the transaction separating us from Alberto-Culver. Under the terms of the Investment Agreement entered into in connection with our separation from Alberto-Culver, through our subsidiaries we incurred approximately $1.85 billion of new debt. Our subsidiaries have material contractual cash obligations related to the principal and interest payments for this new debt.  See “Note 5” of the condensed notes to consolidated financial statements included elsewhere in this report for further detail on the debt and future minimum payments.  On November 24, 2006, the Company entered into interest rate swaps to manage our risk associated with changing interest rates.  See “Note 6” of the condensed notes to consolidated financial statements included elsewhere in this report for further information on the interest rate swaps and see Part I, Item 3 of this report and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 for risks associated with the interest rate swaps.

Off-Balance Sheet Financing Arrangements

At June 30, 2007 and 2006, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as well as outstanding letters of credit related to inventory purchases, which totaled $2.6 million and $1.4 million, respectively.

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

Vendor Allowances

We account for cash consideration received from vendors under Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which we refer to as “EITF 02-16.”  EITF 02-16 states that cash consideration received by a customer is presumed to be a reduction of the cost of sales unless it is for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor’s products.  The majority of cash consideration we receive is considered to be a reduction of the cost of sales and is allocated to cost of products sold and distribution expenses as the related inventory is sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the statements of earnings. We record cash consideration expected to be received from vendors in other receivables.  These receivables are recorded at the amount we believe will be collected based on the provisions of the programs in place and are computed by estimating the point in time that we have completed our performance under the agreements and the amounts earned.  These receivables could be significantly affected if actual results differ from management’s expectations.

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

We are currently in the process of reconciling all tax balances transferred from Alberto-Culver and expect to complete the process in the fourth quarter of fiscal 2007.  To date, we have not identified any necessary reconciling adjustments.

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

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical exercise trends. We estimate expected volatility by using the industry sector that we belong to for the expected volatility of our share price since it is not practicable to estimate due to our lack of history.  The risk-free interest rate is based on the zero-coupon U.S. Treasury issue at the date of the grant for the expected life of the stock options.  The dividend yield represents our anticipated cash dividend over the expected life of the stock options.  The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use historical forfeiture experience as a basis for this estimate.  Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. We have based all these estimates on our assumptions as of June 30, 2007.  Our estimates for future periods may be based on different assumptions and accordingly may differ.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which we refer to as “FIN 48.” FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which we refer to as “SFAS 157,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007.  We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, which we refer to as “SAB 108,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We implemented the provisions of SAB 108 during the first quarter of fiscal 2007 and it did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115,” which we refer to as “SFAS 159.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. Fluctuations in U.S. dollar exchange rates within the range of the rates for the nine months ended June 30, 2007 and 2006 did not have a material effect on our financial condition and results of operations.  We do not use derivative financial instruments to manage foreign currency exchange rate risk.

Interest rate risk

As a result of the debt financing incurred in connection with our separation from Alberto-Culver, we are subject to interest rate market risk in connection with our long-term debt.  The principal interest rate exposure relates to amounts borrowed under our senior secured term loan facilities and ABL facility. Sally Holdings and certain of our other subsidiaries incurred approximately $1.14 billion of indebtedness with variable interest rates under our senior secured term loan facilities and ABL facility at the time of our separation from Alberto-Culver.  A change in the estimated interest rate on the $1.10 billion of borrowings under the senior secured term loan facilities and the ABL facility up or down by 1/8% will increase or decrease earnings before provision for income taxes by approximately $1.4 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. In addition, the agreement underlying our senior secured term loan facilities require that we and/or certain of our other subsidiaries hedge a portion of our floating interest rate exposure for a specified period.

On November 24, 2006, we entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million, respectively.  These agreements expire on November 24, 2008 and 2009, respectively.  The agreements allow us to convert a portion of our variable rate interest to a fixed rate of 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.00% to 2.50%), respectively.   As discussed in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, changes in the fair value of these interest rate swap agreements driven by interest rate changes will increase or decrease our net interest expense and may therefore affect our profitability.

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

Item 4. Controls and Procedures.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2007, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries, as of June 30, 2007. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006 and Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2006 and March 31, 2007, which could materially affect our business, financial condition or future results.  There have been no material changes from the risk factors disclosed in our Annual Report and in these Quarterly Reports. The risks described in these reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual stockholders meeting was held on April 26, 2007.  The owners of 174,913,402 shares of common stock representing 96.84 percent of the voting power of all of the shares of common stock issued and outstanding on February 28, 2007, the record date for the meeting, were represented at the annual meeting.  Each share of our common stock was entitled to one vote at the annual meeting.

Our stockholders elected each of the following individuals as a director of the Company for a term of three years: James G. Berges (173,363,090 votes in favor and 1,550,312 votes withheld), Marshall E. Eisenberg (174,134,831 votes in favor and 778,571 votes withheld), John A. Miller (174,029,052 votes in favor and 884,350 votes withheld) and Richard J. Schnall (173,349,171 votes in favor and 1,564,231 votes withheld).  Other directors whose term of office continued after the meeting include:  Gary G. Winterhalter, Kathleen J. Affeldt, Donald J. Gogel, Robert R. McMaster, Walter L. Metcalfe, Martha Miller de Lombera and Edward W. Rabin.

Our stockholders ratified the appointment of KPMG LLP as the Company’s Independent Registered Accounting Firm for the year ending September 30, 2007, with 173,547,066 votes in favor, 1,249,613 votes against and 116,723 abstentions.

Our stockholders approved the Sally Beauty Holding, Inc. 2007 Omnibus Incentive Plan, with 154,795,941 votes in favor, 10,133,124 votes against, 481,402 votes abstained and 9,502,935 broker non-votes.

Our stockholders also approved the Sally Beauty Holdings, Inc. Annual Incentive Plan, with 171,752,623 votes in favor, 2,669,322 votes against and 491,457 abstentions.

There were no other matters submitted for vote.

Item 5.  Other Information.

(a) The Company will hold its 2008 Annual Meeting of Stockholders on Thursday, January 24, 2008. Any stockholder who intends to present a proposal at the 2008 Annual Meeting of Stockholders must deliver the proposal to the Corporate Secretary, Sally Beauty Holdings, Inc., 3001 Colorado Boulevard, Denton, Texas 76210 no later than August 24, 2007 if such proposal is to be considered for inclusion in our proxy materials for that meeting. Our By-laws provide that, in the event that the date of our annual meeting changes by more than 30 days from the anniversary date of our previous annual meeting, notice of a stockholder proposal, to be timely, must be received by our Corporate Secretary not later than the close of business on the fifteenth day following the day on which notice of such annual meeting was mailed or public disclosure of the date of such annual meeting was made, whichever is earlier. Public disclosure of the annual meeting date is hereby first made on August 9, 2007 on this Form 10-Q.  If we do not receive notice of any stockholder proposal on or before August 24, 2007, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) under the Securities Exchange Act of 1934, as amended, and the persons named in the proxies solicited by the Board of Directors for the 2008 Annual Meeting may exercise discretionary voting power with respect to such proposal.

(b) None.

Item 6. Exhibits.

Exhibit No.	Description
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 (File No. 333-136259) filed on October 10, 2006

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.2 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.02 to the Company’s Current Report on Form 8-K filed on October 30, 2006

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.3 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.4 to the Company’s Registration Statement on Amendment No. 3 to Form S-4 filed on October 10, 2006

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on October 30, 2006

2.7

Agreement for the sale and purchase of the entire issued share capital of Chapelton 21 Limited, a private company incorporated in Scotland, dated as of February 15, 2007 by and among Ogee Limited, a company incorporated under the laws of England and Wales and an indirect wholly-owned subsidiary of the Company, and the shareholders named therein, which is incorporated by reference from Exhibit 2.7 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007

3.1

Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006

3.2

Amended and Restated By-Laws of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006

3.3

Second Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated December 5, 2006, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated by reference from Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.4

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.11

Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.12

U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.6.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.13

Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. And certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.14

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business

Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 22, 2006

10.1	Sally Beauty Holdings, Inc. Independent Director Compensation Policy, which is incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2007

10.2	Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed May 3, 2007

10.3

Form of Stock Option Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference form Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2007

10.4

Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 27, 2007

10.5

Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 27, 2007

10.6

Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference form Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 27, 2007

10.7

Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated by reference from Exhibit 10.16 to the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

10.8

Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, which is incorporated by reference from Exhibit 10.17 to the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

10.9

Alberto-Culver Company 2003 Restricted Stock Plan, which is incorporated by reference from Exhibit 10.18 to the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

10.10

Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended, which is incorporated by reference from Exhibit 10.19 to the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

10.11

Alberto-Culver Company Management Incentive Plan, which is incorporated by reference from Exhibit 10.20 to the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

10.12

Sally Beauty Holdings, Inc. Annual Incentive Plan, which is incorporated by reference from Exhibit 10.21 to the Registration Statement on Form S-4 of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

10.13	Statement relating to relocation payments to John R. Golliher, President of Beauty Systems Group LLC*

31.1-31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications

32.1-32.2	Section 1350 Certifications

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

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: August 9, 2007

By:	/s/ DAVID L. REA
David L. Rea
Senior Vice President and Chief Financial Officer