Form 10-K
period 2007-09-30
Sally Beauty Holdings, Inc.
filed 2007-11-29
CIK 1368458

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2007
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
Registrant's telephone number, including area code: (940) 898-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. YES ☒    NO ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐    NO ☒

Approximate aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on March 31, 2007: $1,651,130,742. At November 28, 2007, there were 180,995,394 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

 In this report, references to "the Company," "our company," "we," "our," "ours" and "us" refer to Sally Beauty Holdings, Inc., or Sally Beauty, and its consolidated subsidiaries for periods after the separation from Alberto-Culver Company, or Alberto Culver, and to Sally Holdings, Inc. and its consolidated subsidiaries for periods prior to the separation from Alberto-Culver unless otherwise indicated or context otherwise requires.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

 Statements in this Annual Report on Form 10-K and the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would," or similar expressions may also identify such forward-looking statements.

 Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks and uncertainties related to:

  •
  our limited history as a stand-alone company;

  •
  the preparedness of our accounting and other management systems to meet financial reporting and other requirements and the upgrade of our existing financial reporting system;

  •
  the representativeness of our historical consolidated financial information with respect to our future financial position, results of operations or cash flows;

  •
  realizing the anticipated benefits of our separation from Alberto-Culver;

  •
  since our separation from Alberto-Culver, our inability to achieve the benefits of scale that were achieved by Alberto-Culver prior to our separation from Alberto-Culver;

  •
  being a holding company with no operations of our own, and depending on our subsidiaries for cash;

  •
  the highly competitive and consolidating nature of the beauty products distribution industry;

  •
  anticipating changes in consumer preferences and buying trends or to manage our product lines and inventory;

  •
  our dependence upon manufacturers who may be unwilling or unable to continue to supply products to us;

  •
  products sold by us being found to be defective in labeling or content;

  •
  compliance with laws and regulations, or becoming subject to additional or more stringent laws and regulations;

  •
  product diversion;

  •
  the operational and financial performance of our Armstrong McCall business;

  •
  the success of our new Internet-based business;

  •
  successfully identifying acquisition candidates or successfully completing desirable acquisitions;

  •
  integration of businesses acquired in the future;

  •
  opening and operating new stores profitably;

ii

  •
  the success of our cost control plans;

  •
  protecting our intellectual property rights, specifically our trademarks;

  •
  conducting business in international markets;

  •
  disruption in our information technology systems;

  •
  natural disasters or acts of terrorism;

  •
  our substantial indebtedness;

  •
  the possibility that we may incur substantial additional debt;

  •
  restrictions and limitations in the agreements and instruments governing our debt;

  •
  generating the significant amount of cash needed to service all of our debt and refinancing all or a portion of our indebtedness or obtaining additional financing;

  •
  changes in interest rates increasing the cost of servicing our debt or increasing our interest expense due to our interest rate swap agreements;

  •
  the share distribution of Alberto-Culver common stock in our separation from Alberto-Culver not constituting a tax-free distribution;

  •
  actions taken by certain large shareholders adversely affecting the tax-free nature of the share distribution of Alberto-Culver common stock;

  •
  significant restrictions on our ability to issue equity securities;

  •
  the voting power of our largest stockholder discouraging third party acquisitions of us at a premium; and

  •
  the interests of our largest stockholder differing from the interests of other holders of our common stock.

 The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

iii

PART I

ITEM 1. BUSINESS

Introduction

 We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,368 stores and supplied 200 franchised stores in North America as well as selected European countries and Japan, as of September 30, 2007. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,100 professional distributor sales consultants who sell directly to salons and salon professionals. As of September 30, 2007, Sally Beauty Supply owned and operated 2,669 company-owned retail stores and supplied 25 franchised stores, and BSG operated 699 company-owned stores and supplied 175 franchised stores. We provide our customers with a wide variety of leading third-party branded and exclusive label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. Approximately 90% of our net sales were in the U.S. and Canada for each of the last three fiscal years. For the year ended September 30, 2007 our net sales were $2,513.8 million.

 Sally Beauty Supply began as a single store in New Orleans in 1964 and was purchased in 1969 by our former parent company, Alberto-Culver. BSG became a subsidiary of Alberto-Culver in 1985. On November 16, 2006, we separated from Alberto-Culver and became an independent company traded on the New York Stock Exchange. Our separation from Alberto-Culver and its consumer products-focused business, which we refer to as the Separation Transactions, was pursuant to an investment agreement, dated as of June 19, 2006, as amended, or the Investment Agreement, among Sally Holdings, Inc., Alberto-Culver, CDRS Acquisition LLC, or CDRS, and others. We were formed as a Delaware corporation in June of 2006 in connection with the Separation Transactions to be the ultimate parent of Sally Beauty Supply and BSG and other subsidiaries following the Separation Transactions. When we refer to Alberto-Culver, we mean Alberto-Culver Company prior to the Separation Transactions or the company from which we separated, which is currently a separate public company, as the context requires.

 In connection with the Separation Transactions, CDRS and CD&R Parallel Fund VII, L.P., or the Parallel Fund, and which we refer to together with CDRS as the CDR Investors, invested an aggregate of $575.0 million in cash equity, representing ownership subsequent to the separation of approximately 48% of the outstanding shares of our common stock on an undiluted basis. CDRS, which owned approximately 47.6% of the outstanding shares of our common stock on an undiluted basis as of September 30, 2007, is a Delaware limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., a private investment fund managed by Clayton, Dubilier & Rice, Inc. Also in connection with the Separation Transactions, certain of our subsidiaries incurred approximately $1,850.0 million of indebtedness, as more fully described below.

Professional Beauty Supply Industry

 We operate primarily within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by demographic and fashion trends, which we expect will lead to increased usage of hair color, hair-loss prevention products and hair styling products.

 The professional beauty supply industry serves end-users through four channels: full-service/exclusive distribution, open-line distribution, direct and mega-salon stores.

Full-Service/Exclusive

 This channel exclusively serves salons and salon professionals and distributes "professional-only" products for use and resale to consumers in salons. Many brands are distributed through arrangements with suppliers by geographic territory. BSG is a leading full-service distributor in the U.S.

Open-Line

 This channel serves retail consumers and salon professionals through retail stores and the Internet. This channel is served by a large number of localized retailers and distributors, with only a few having a regional presence and significant market share. We believe that Sally Beauty Supply is the only open-line distributor in the U.S. with a national network of retail stores. In addition, Sally Beauty Supply has recently begun selling some products through its web site (www.sallybeauty.com).

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

Growth in Booth Renting

 Many professional stylists are individual operators who rent booth space from salons, which we refer to as booth renters, and are responsible for purchasing their own supplies. Over time, the number of booth renters has significantly increased as a percentage of total salon professionals, and we expect this trend to continue. Given their smaller individual purchases and relative capital constraints, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like those that BSG and Sally Beauty Supply operate.

Frequent Re-Stocking Needs

 Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons. These factors are key to driving demand for conveniently located professional beauty supply stores.

Continuing Consolidation

 There is continuing consolidation among professional beauty product distributors and among professional beauty supply manufacturers. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and a retail footprint. We also believe that we are well positioned to capitalize on this trend as well as to participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that positively or negatively affect the net sales and operating profits of each business segment. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures or give our competitors increased negotiating leverage and greater marketing resources. See "Risk Factors—The beauty products distribution industry is highly competitive and is consolidating, and—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

Favorable Demographic and Consumer Trends

 The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through increased usage of hair color and hair-loss prevention products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products.

Business Segments, Geographic Area Information and Seasonality

 We operate two business segments: (i) Sally Beauty Supply, a domestic and international open-line and exclusive label distributor of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals, and (ii) BSG, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories in North America. BSG operates stores under the CosmoProf service mark. BSG also franchises beauty supply outlets in the U.S. and Mexico, and supplies franchisees and sub-distributors in Europe. Sales of Sally Beauty Supply accounted for approximately 62%, 60% and 60% of the company's consolidated net sales for the years ended September 30, 2007, 2006 and 2005, respectively. BSG accounted for approximately 38%, 40% and 40% of the company's consolidated net sales for the years ended September 30, 2007, 2006 and 2005, respectively.

 Financial information about business segments and geographic area information is incorporated herein by reference to the "Business Segments and Geographic Area Information," Note 18 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data" of this report.

 Neither the sales nor the product assortment for Sally Beauty Supply or BSG are generally seasonal in nature.

Sally Beauty Supply

 Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. It carries an extensive selection of professional beauty products, ranging between 5,400 and 7,700 stock keeping units, or SKUs, of beauty products, including hair care, nail care, beauty sundries and appliances. It targets retail consumers and salon professionals. We believe that Sally Beauty Supply has differentiated itself from its competitors through its customer value proposition, attractive pricing, extensive selection of leading third-party branded and exclusive label products, broad ethnic product selection, the product knowledge of its sales associates and convenient store locations.

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

 Sally Beauty Supply stores are segmented into distinctive areas arranged by product type with signs allowing its customers to easily navigate through its stores. Sally Beauty Supply seeks to stimulate cross-selling and impulse buying through strategic product placement and use of the front of the store to highlight new products and key promotional items.

  Merchandise

 Sally Beauty Supply stores carry a broad selection of branded and exclusive label beauty supplies. Sally Beauty Supply manages each category by product and by SKU and uses centrally developed planoguides to maintain a consistent merchandise presentation across its store base. Through its information systems, Sally Beauty Supply actively monitors each store's category performance, allowing maintenance of consistently high levels of in-stock merchandise. We believe Sally Beauty Supply's tailored merchandise strategy enables it to meet local demands and helps drive traffic in its stores. Additionally, its information systems track and automatically replenish inventory levels, generally on a weekly basis.

 Sally Beauty Supply offers a comprehensive ethnic product selection with specific appeal to the African-American marketplace. Its ethnic product offerings are tailored by store based on market demographics and category performance. For example, sales to the African-American marketplace represent approximately 10% of net sales in Sally Beauty Supply's U.S. stores for fiscal year 2007. We believe the breadth of selection of ethnic products available in Sally Beauty Supply Stores is unique and differentiates its stores from its competition. Sally Beauty Supply also aims to position itself to be competitive in price, but not a discount leader.

 Sally Beauty Supply's pricing strategy is differentiated by customer segment. Professional salon customers are generally entitled to a price lower than that received by retail customers. However, Sally Beauty Supply does offer discounts to retail customers through its customer loyalty program.

  Leading Third-Party Branded Products

 Sally Beauty Supply offers an extensive selection of hair care products, nail care products, beauty sundries and appliances from leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive label merchandise. We believe that carrying a broad selection of the latest premier branded merchandise is critical to maintaining long-term relationships with our customers. The merchandise Sally Beauty Supply carries includes products from one or more of the leading manufacturers in each category. Sally Beauty Supply's objective is not only to carry leading brands, but also to carry a full range of branded and exclusive label products within each category. As hair trends continue to evolve, we expect to offer the changing professional beauty product assortment necessary to meet the needs of retail consumers and salon professionals.

  Exclusive Label Products

 Sally Beauty Supply offers a broad range of private label and controlled label products, which we generally refer to collectively as exclusive label products, unless the context requires otherwise. Private label products are brands manufactured under trademarks we own or license and in some instances we also own the formula. Controlled label products involve brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. We believe exclusive label products, including controlled label products, provide customers with an attractive alternative to higher-priced leading third-party brands. Exclusive label products accounted for approximately 40% of Sally Beauty Supply's product sales in the U.S. during fiscal year 2007. Generally, the exclusive label brands have higher gross margins than the leading third-party branded products and we believe this area offers continued potential growth. Sally Beauty Supply maintains exclusive label products in a number of categories including hair care, appliances and salon products. Sally Beauty Supply actively promotes its exclusive label brands through in-store promotions and monthly flyers. We believe our customers perceive these exclusive label products to be comparable in quality and name recognition to leading third-party branded products.

 The following table sets forth the approximate percentage of Sally Beauty Supply's sales by merchandise category:

Year Ended September 30, 2007
Hair color	21.3%
Skin and nail care	17.8%
Hair care	17.6%
Brushes, cutlery and accessories	14.1%
Electrical appliances	13.8%
Ethnic products	9.8%
Other beauty items	5.6%

Total	100.0%

  Marketing and Advertising

 Sally Beauty Supply's marketing program is designed to promote its extensive selection of brand name products at competitive prices. The program is currently centered on multi-page, color flyers highlighting promotional products. Separate flyers are created and tailored to Sally Beauty Supply's retail customers and salon professionals. These flyers, which are available in Sally Beauty Supply stores, are also mailed to loyalty program customers and salon professionals on a monthly basis and are supplemented by e-mail newsletters. Additionally, a Sally Beauty magazine that provides customers with beauty trends and product information is sold in Sally Beauty Supply stores.

 Sally Beauty Supply's customer loyalty and marketing programs allow Sally Beauty Supply to collect point-of-sale customer data and increase our understanding of customers' needs. The Sally "Beauty Club" is a loyalty program for customers who are not salon professionals. Beauty Club members, after paying a nominal annual fee, receive a special, discounted price on almost every non-sale item. Members are also eligible for a special Beauty Club e-mail newsletter that contains additional savings, beauty tips, new product information and coupons. In addition, the "ProCard" is a marketing program for salon professionals. ProCard members receive discounts on all beauty products sold at Sally Beauty Supply stores. We believe these programs are effective in developing and maintaining customer relationships.

  Store Locations

 Sally Beauty Supply selects geographic markets and store sites on the basis of demographic information, quality and nature of neighboring tenants, store visibility and location accessibility. Sally Beauty Supply seeks to locate stores primarily in strip malls, which are occupied by other high traffic retailers including grocery stores, mass merchants and home centers.

 Sally Beauty Supply balances its store expansion between new and existing markets. In its existing markets, Sally Beauty Supply adds stores as necessary to provide additional coverage. In new markets, Sally Beauty Supply generally seeks to expand in geographically contiguous areas to leverage its experience. We believe that Sally Beauty Supply's knowledge of local markets is an important part of its success.

 The following table provides a history of Sally Beauty Supply store openings since the beginning of fiscal year 2003:

	Year Ended September 30,
	2007	2006	2005	2004	2003
Stores open at beginning of period	2,511	2,419	2,355	2,272	2,177
Net store openings during period	83	92	62	83	95
Stores acquired during period	100	—	2	—	—

Stores open at end of period	2,694	2,511	2,419	2,355	2,272

Beauty Systems Group

 We believe that BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of September 30, 2007, BSG operated 699 company-owned stores, supplied 175 franchised stores and had a sales force of approximately 1,100 professional distributor sales consultants selling exclusively to salons and salon professionals in 47 U.S. states and portions of Canada, Mexico and certain European countries.

  Store Design and Operations

 BSG stores are designed to create a professional shopping environment that embraces the salon professional and highlights its extensive product offering. Company-owned BSG stores average 2,700 square feet and are located primarily in secondary strip shopping centers. BSG store layouts are designed to provide optimal variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type with certain areas dedicated to leading third-party brands; such as Paul Mitchell, Wella, Sebastian, Goldwell and TIGI. The selection of these brands varies by territory.

  Professional Distributor Sales Consultants

 BSG has a network of approximately 1,100 professional distributor sales consultants, which exclusively serve salons and salon professionals. The following table sets forth the number of consultants in the BSG network since the beginning of fiscal year 2003:

	Year Ended September 30,
	2007	2006	2005	2004	2003
Professional distributor sales consultants	1,067	1,192	1,244	1,167	989

 The decrease in distributor sales consultants in fiscal year 2007 is in response to the loss of L'Oreal related sales discussed below under "Competition." BSG's sales force was reduced and the remaining affected distributor sales consultants were offered certain compensation related incentives to stay with us as BSG seeks to replace lost L'Oreal sales.

 In order to provide a knowledgeable consultant team, BSG actively recruits professional cosmetologists and individuals with sales experience, as we believe that new consultants with either broad knowledge about the products or direct sales experience will be more successful.

 BSG provides training to new consultants beginning with a one-week training program, followed by a continuing program of media-based training, delivered through audio, video and web-based e-learning. The program is designed to develop product knowledge as well as techniques on how best to serve salon professionals. In addition to selling professional beauty products, these sales consultants offer in-store training for professionals and owners in areas such as new styles, techniques and business practices.

 An important component of consultants' compensation is sales commissions. BSG's commission system is designed to drive sales and focus consultants on selling products that are best suited to individual salons and salon professionals. We believe our emphasis on recruitment, training, and sales-based compensation results in a sales force that distinguishes itself from other full-service/exclusive-channel distributors.

 The following table sets forth the approximate percentage of BSG sales attributable by channel:

	Year Ended September 30,
	2007	2006
Company-owned retail stores	53.4%	47.5%
Professional distributor sales consultants	31.2%	37.2%
Franchise stores	15.4%	15.3%

Total	100.0%	100.0%

  Merchandise

 BSG stores carry a broad selection of branded beauty supplies, ranging between 2,700 and 9,800 SKUs of beauty products, including hair care products, nail care, appliances and other beauty items from leading third-party brands. Some products are available in bulk packaging for higher volume salon needs. Through BSG's information systems, each store's product performance is actively monitored, allowing maintenance of an optimal merchandise mix. Additionally, BSG's information systems track and automatically replenish inventory levels on a weekly basis, enabling BSG to maintain high levels of product in stock. Although BSG positions itself to be competitive on price, its primary focus is to provide a comprehensive selection of branded products to the salon professional. Certain BSG products are sold under exclusive arrangements with suppliers, whereby BSG is designated the sole distributor for a specific brand name within certain geographic territories. We believe that carrying a broad selection of branded merchandise is critical to maintaining relationships with our valued professional customers.

 The following table sets forth the approximate percentage of sales attributable by merchandise category:

Year Ended September 30, 2007
Hair care	39.5%
Hair color	22.5%
Promotional items(a)	12.7%
Skin and nail care	8.7%
Electrical appliances	7.5%
Brushes, cutlery and accessories	3.8%
Salon equipment	2.3%
Other beauty items	2.0%
Ethnic products	1.0%

Total	100.0%

    (a)
    Promotional items consists of sales from other categories that are sold on a discounted basis

  Marketing and Advertising

 BSG's marketing program is designed to promote its extensive selection of brand name products at competitive prices. BSG distributes at its stores and mails to its salon and salon professional customers multi-page color flyers that highlight promotional products. Some BSG stores also host monthly manufacturer-sponsored classes for customers. These classes are held at BSG stores and led by manufacturer-employed educators. Salon professionals, after paying a small fee to attend, are educated on new products and beauty trends. We believe these classes increase brand awareness and drive sales in BSG stores.

  Store Locations

 BSG stores are primarily located in secondary strip shopping centers. Although BSG stores are located in visible and convenient locations, salon professionals are less sensitive about store location than Sally Beauty Supply customers.

 The following table provides a history of BSG store openings since the beginning of fiscal year 2003:

	Year Ended September 30,
	2007	2006	2005	2004	2003
Stores open at beginning of period	828	822	692	543	535
Net store openings during period	46	6	37	26	8
Stores acquired during period	—	—	93	123	—

Stores open at end of period	874	828	822	692	543

Our Strategy

 We believe there are significant opportunities to increase our sales and profitability through the further implementation of our operating strategy and by growing our store base in existing and contiguous markets, both organically and through strategic acquisitions. Specific elements of our growth strategy include the following:

Increase Sales Productivity of Our Stores

 We intend to grow comparable store sales by focusing on improving our merchandise mix and introducing new products. In addition, we plan to tailor our marketing, advertising and promotions to attract new customers and increase sales with existing customers. We also plan to enhance our customer loyalty programs, which allow us to collect point-of-sale customer data and increase our understanding of customers' needs.

Open New Stores and Exploring New Markets

 In fiscal year 2007, we opened 83 and 46 net new stores for Sally Beauty Supply and BSG, respectively. Because of the limited initial capital outlay, rapid payback, and attractive return on capital, we intend to continue to expand our Sally Beauty Supply and BSG store base. We believe there are growth opportunities for additional stores in the U.S., Canada, Mexico and Europe. In addition, we are exploring the potential to enter new markets such as South America. We expect new store openings in existing and new markets to be an important aspect of our future growth opportunities.

Increase Sales of Exclusive Label Products

 We currently intend to grow exclusive label sales in Sally Beauty Supply. We believe our customers view our exclusive label products as high-quality, recognizable brands, which are competitive with leading third-party branded merchandise. Exclusive label products are currently sold through our Sally Beauty Supply stores, with very limited exclusive label offerings at BSG. Exclusive label products account for a substantial amount of the Sally Beauty Supply segment net sales and generate a gross margin greater than that of the leading third-party brands sold through our stores. Potential growth for such products is believed to be significant. In addition, our broad exclusive label product offering minimizes our dependence on any one brand or supplier. We believe exclusive label products present opportunities to grow profits and also increase store loyalty.

Increase Operating Efficiency and Profitability

 We believe there are opportunities to increase the profitability of operations, especially in our BSG business. During fiscal year 2007 we made certain changes which included right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure. We completed a re-branding project at BSG that repositioned all of our North American company-owned stores under a common name and store identity, CosmoProf, which we believe will improve brand consistency, save on advertising and promotional costs and allow for a more focused marketing strategy. We are also currently implementing a two-year, $19.0 million capital spending program to consolidate BSG warehouses and reduce administrative expenses related to BSG's distribution network. Additionally during fiscal year 2007 we implemented working capital improvement initiatives that are focused on the management of receivables, inventory and payables to further maximize our free cash flow. We also intend to undertake a full review of our procurement strategy. This initiative is intended to identify low cost alternative sources of supply in certain product categories from countries with low manufacturing costs. We also recently began offering some of our Sally Beauty Supply products for sale through our website (www.sallybeauty.com), which we expect will lead to additional sales for that business segment.

Pursue Strategic Acquisitions

 We have completed more than 25 acquisitions over the last 10 years, predominantly in our BSG segment. We believe our experience in identifying attractive acquisition targets, our proven integration process, and our highly scalable infrastructure have created a strong platform for potential future acquisitions, subject to: (i) restrictions on our ability to finance acquisitions by incurring additional debt under our debt agreements; and (ii) restrictions on the amount of equity that we can issue to make acquisitions for at least two years following the Separation Transactions. We intend to continue to identify and evaluate acquisition targets both domestically and internationally, with a focus on expanding our exclusive BSG territories and allowing Sally Beauty Supply to enter new markets outside the U.S.

Competition

 Although there are a limited number of sizable direct competitors to our business, the beauty industry is highly competitive. In each area in which we operate, we experience domestic and international competition, including mass merchandisers, drug stores, supermarkets and other chains, offering similar or substitute beauty products at comparable prices. Our business also faces competition from department stores. In addition, our business competes with local and regional open line beauty supply stores and full-service distributors selling directly to salons and salon professionals through both professional distributor sales consultants and outlets open only to salons and salon professionals. Our business also faces increasing competition from certain manufacturers that use their own sales forces to distribute their professional beauty products directly or align themselves with our competitors. Some of these manufacturers are vertically integrating through the acquisition of distributors and stores. In addition, these manufacturers may acquire additional brands that we currently distribute and attempt to shift these products to their own distribution channels. Our business also faces competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products. See "Risk Factors—The beauty products distribution industry is highly competitive."

Competitive Strengths

 We believe the following competitive strengths differentiate us from our competitors and contribute to our success:

The Largest Professional Beauty Supply Distributor in the U.S. with Multi-Channel Platform

 Sally Beauty Supply and BSG together comprise the largest distributor of professional beauty products in the U.S. by store count. Our leading market positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply market, economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to generate and grow revenues across broad, diversified geographies, and customer segments using varying product assortments. We operate in ten countries outside the U.S. and Puerto Rico, offering up to 7,700 and 9,800 SKUs in Sally Beauty Supply and BSG stores, respectively, to a potential customer base that includes millions of retail consumers, and more than 230,000 salons in the U.S.

Differentiated Customer Value Proposition

 We believe that our stores are differentiated from their competitors through convenient location, broad selection of professional beauty products (including leading third-party branded and (in Sally Beauty Supply stores) exclusive label merchandise), high levels of in-stock merchandise, knowledgeable salespeople and competitive pricing. Our merchandise mix includes a comprehensive ethnic product selection, which is tailored by store based on market demographics and category performance. African-American products represent approximately 10% of net sales in U.S. Sally Beauty Supply stores during fiscal year 2007, and we believe that the breadth of its selection of these products further differentiates Sally Beauty Supply from its competitors. In addition, as discussed above, Sally Beauty Supply also offers a customer loyalty program for Sally Beauty Supply customers, the Beauty Club, whereby members receive a special, discounted price on products and are also eligible for a special Beauty Club e-mail newsletter with additional promotional offerings, beauty tips and new product information for a nominal annual fee. We believe that our differentiated customer value proposition and strong brands drive customer loyalty and high repeat traffic, contributing to our consistent historical financial performance. Our BSG professional distributor sales consultants benefit from their customers having access to the BSG store system. Customers have the ability to pick up the products they need between sales visits from professional distributor sales consultants.

Attractive Store Economics

 We believe that our stores generate attractive returns on invested capital. The capital requirements to open a U.S. based Sally Beauty Supply or BSG store, excluding inventory, average approximately $60,000 and $75,000, respectively. Sally Beauty Supply and BSG stores average approximately 1,700 and 2,700 square feet in size, respectively, and are typically located within strip shopping centers. Strong average sales per square foot combined with minimal staffing requirements, low rent expense and limited initial capital outlay, typically result in positive contribution margins within three to four months, and cash payback on investment within approximately two years. Due to such attractive investment returns and relatively high operating profit contributions per store, over the past five years Sally Beauty Supply and BSG have opened 415 and 123 net new stores, respectively.

Consistent Financial Performance

 We have a proven track record of strong growth and consistent profitability due to superior operating performance, new store openings and strategic acquisitions. Over the past five fiscal years, our comparable store sales growth has been positive in each year and has averaged 3.5%, as set forth in the following table:

	Year Ended September 30,
Comparable store sales growth:
	2007	2006	2005	2004	2003
Sally Beauty Supply	2.7%	2.4%	2.4%	3.8%	2.7%
Beauty Systems Group	10.1%	4.1%	(0.6%)	8.5%	4.6%
Consolidated	4.5%	2.8%	1.8%	4.6%	3.8%

Experienced Management Team with a Proven Track Record

 Our management team, led by President and Chief Executive Officer Gary Winterhalter, has a strong record of net sales growth and profitability improvement. Our senior management team has an average tenure of 11 years with us and our subsidiaries and their predecessors and 21 years in the beauty supply industry.

Customer Service

 We strive to complement our extensive merchandise selection and innovative store design with superior customer service. We actively recruit individuals with cosmetology experience because we believe that such individuals are more knowledgeable about the products they sell. Additionally, Sally Beauty Supply recruits individuals with retail experience because we believe their general retail knowledge can be leveraged in the beauty supply industry. We believe that employees' knowledge of the products and ability to demonstrate and explain the advantages of the products increases sales and that their prompt, knowledgeable service fosters the confidence and loyalty of customers and differentiates our business from other professional beauty supply distributors.

 We emphasize product knowledge during initial training as well as during ongoing training sessions, with programs intended to provide new associates and managers with significant training. The training programs encompass operational and product training and are designed to increase employee and store productivity. Store employees are also required to participate in training on an ongoing basis to keep up-to-date on products and operational practices.

 Most of our stores are staffed with a store manager, and two or three full-time or part-time associates. BSG stores are generally also staffed with an assistant manager. The operations of each store are supervised by a district manager, who reports to a territory manager.

Suppliers

 We purchase our merchandise directly from manufacturers and fillers through supply contracts and by purchase order. For fiscal year 2007, our two largest suppliers were Procter & Gamble Co., or P&G, and the Professional Products Division of L'Oreal USA S/D, Inc., or L'Oreal. Products are purchased from most manufacturers and fillers on an at-will basis or under contracts which can be terminated without cause upon 90 days notice or less or expire without express rights of renewal. Such manufacturers and fillers could discontinue sales to us at any time or upon short notice.

 As is typical in distribution businesses, relationships with suppliers are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. See "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us." However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between us and our suppliers through, among other things, the development of new or expanded supplier relationships.

 On December 19, 2006, we announced that: (i) BSG, other than its Armstrong McCall L.P., or Armstrong McCall, division, would not retain its rights to distribute the professional products of L'Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG had distribution rights; and (ii) BSG's Armstrong McCall division would not retain the rights to distribute Redken professional products through distributor sales consultants or its stores. In an effort to replace these rights, BSG entered into long-term agreements with L'Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L'Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. Sales of L'Oreal products in BSG U.S. based stores (excluding BSG's Armstrong McCall division) were approximately $121 million during fiscal year 2007. Armstrong McCall retained its exclusive rights to distribute Matrix professional products in its territories. During fiscal year 2007, sales of L'Oreal products at Armstrong McCall were approximately $52 million. See "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

Distribution

 As of September 30, 2007, we operated 21 distribution centers, 6 of which serviced Sally Beauty Supply and 15 of which serviced BSG. Our purchasing and distribution system is designed to minimize the delivered cost of merchandise and maximize the level of merchandise in-stock in stores. This distribution system also allows for monitoring of delivery times and maintenance of appropriate inventory levels. Product deliveries are typically made to our stores on a weekly basis. Each distribution center has a quality control department that monitors products received from suppliers. We utilize proprietary software systems to provide computerized warehouse locator and inventory support.

 We are currently implementing a two-year, $19.0 million capital spending program, which will continue into fiscal year 2008, to consolidate warehouses and reduce administrative expenses related to BSG's distribution network optimization program. We expect to achieve annual cost savings of approximately $10.0 million annually from this project within the next two years. See "Risk Factors—We are not certain that our ongoing cost control plans will continue to be successful."

Management Information Systems

 Our management information systems provide order processing, accounting and management information for the marketing, distribution and store operations functions of our business. Most of these systems have been developed internally. The information gathered by the management information systems supports automatic replenishment of in-store inventory and provides support for product purchase decisions. See "Risk Factors—We may be adversely affected by any disruption in our information technology systems."

Employees

 In our domestic and foreign operations, we had approximately 18,500 full-time equivalent employees as of September 30, 2007 consisting of approximately 13,600 hourly personnel and 4,900 salaried employees.

 Certain subsidiaries in Mexico have collective bargaining agreements, covering warehouse and store personnel, which expire at various times over the next several years. We believe we have good relationships with our employees.

Management

 For information concerning our directors and executive officers, see "Directors and Executive Officers of the Registrant" in Item 10 of this report.

Regulation

 We are subject to a wide variety of laws and regulations, which historically have not had a material effect on our business. For example, in the U.S., most of the products sold and the content and methods of advertising and marketing utilized are regulated by a host of federal agencies, including, in each case, one of more of the following: the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, and the Consumer Products Safety Commission. The transportation and disposal of many of our products are also subject to federal regulation. State and local agencies regulate many aspects of our business. In markets outside of the U.S., regulation is also focused and comprehensive.

 The franchisor-franchisee relationship poses a specific set of regulatory issues. We are subject to the regulation of offering and sale of franchises in the U.S. and Mexico. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon operations.

Trademarks and Other Intellectual Property Rights

 Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries throughout the world in which we operate. We and our subsidiaries own over 200 trademarks in the U.S. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including reliance upon trademark, patent and trade secret laws, in addition to confidentiality agreements with many vendors, employees, consultants and others who have access to our proprietary information. The duration of our trademark registrations is generally 10 or 15 years, depending on the country in which a mark is registered, and generally the registrations can be renewed. The scope and duration of intellectual property protection varies by jurisdiction and by individual product.

Access to Public Filings

 Our annual report on Form 10-K, our Quarterly Reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports are available, without charge, on our website, www.sallybeautyholdings.com, as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We will provide copies of such reports to any person, without charge, upon written request to our office of Investor Relations by writing to: our Investor Relations Department at 3001 Colorado Blvd, Denton, TX 76210. The information found on our website shall not be considered to be part of this or any other report filed with or furnished to the SEC.

 In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

        The following describes risks that we believe to be material to our business. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results could be materially and adversely affected. There may be additional risks, of which we are not aware or that we do not believe to be material that could materially and adversely affect our business. This report also contains forward-looking statements and the following risks could cause our actual results to differ materially from those anticipated in such forward-looking statements.

Risks Relating to Our Business

 We have a limited history as a stand-alone company, may be unable to continue to make the changes necessary to operate effectively, and we rely upon Alberto-Culver for the accuracy of certain historical services and information.

 We recently separated from Alberto-Culver and became an independent publicly-traded company. Apart from a limited number of services provided to us on a transitional basis, Alberto-Culver has no obligation to provide financial, operational or organizational assistance to us or any of our subsidiaries. In addition, we often rely upon Alberto-Culver for the accuracy and/or completeness of certain historical services and information provided to us when we were part of that company. For example, as the successor entity to Alberto-Culver after the separation, we rely upon the prior-year federal income tax returns of Alberto-Culver, and accounting methods established therein, for certain calculations that affect our U.S. federal income tax liability. Please see "Risks Relating to the Tax Treatment of Our Separation from Alberto-Culver and Relating to Our Largest Stockholder" below. We also rely upon Alberto-Culver for historical information related to our insurance programs and other benefits. There can be no assurance that our separation from Alberto-Culver, the resulting absence of its general administrative and professional assistance, or our reliance upon the accuracy or completeness of historical information or services previously provided by them will not have an adverse impact on our business, financial condition and results of operations.

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

 In addition, as a public company we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our Annual Report on Form 10-K our management's report on, and assessment of, the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting and the effectiveness of such internal controls. If we fail to properly assess and/or achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls are necessary to help prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our securities.

 To comply with these requirements, we and our subsidiaries are upgrading our systems, including information technology, implementing additional financial and management controls, reporting systems and procedures, and have hired additional legal, accounting and finance staff. In particular, during fiscal year 2008 we will be upgrading our financial reporting system. These and any other required upgrades to our financial and management controls, reporting systems, information technology and procedures under the financial reporting requirements and other rules that apply to reporting companies, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of upgrades, or the impact on the reliability of our data from these upgrades will not have a material adverse effect on our business, financial condition or results of operations.

 Our historical consolidated financial information contained in this report does not represent our future financial position, results of operations or cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a separate public company during the periods presented.

 Our historical consolidated financial information for the periods prior to the Separation Transactions included in this report is not representative of our future financial position, results of operations or cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as an independent public company during the periods presented. This is primarily because:

  •
  Our historical consolidated financial information for the periods prior to the Separation Transactions reflects allocation of expenses from Alberto-Culver. Those allocations may be different from the comparable expenses we would have incurred as a separate company.

  •
  Our working capital requirements for the periods prior to the Separation Transactions historically were satisfied as part of Alberto-Culver's corporate-wide cash management policies. In connection with the Separation Transactions, we incurred a large amount of indebtedness and assumed significant debt service costs. As a result, our cost of debt and capitalization are significantly different from that reflected in our historical consolidated financial information for periods prior to the Separation Transactions.

  •
  As a result of the Separation Transactions, there have been significant changes in our cost structure, including the costs of establishing an appropriate accounting and reporting system, debt service obligations and other costs of being a stand-alone company.

 We may not be able to realize the anticipated benefits of our separation from Alberto-Culver on a timely basis or at all.

 Our success as an independent publicly-traded company depends, in part, on our ability to realize the anticipated benefits of our separation from Alberto-Culver. These anticipated benefits include increased brand and product recognition as a result of our increased ability to engage in more aggressive marketing and advertising campaigns following the elimination of difficulties arising from our businesses' competition with the customers and suppliers of Alberto-Culver's consumer products business, and the potential for increased operating earnings of our business expected to result from allowing us to focus our attention and resources on our business and customers. We cannot assure you these benefits will occur or that we will be able to achieve growth in the future comparable to our businesses' recent historical sales and earnings growth.

 As a separate entity, we do not enjoy all of the benefits of scale that Alberto-Culver achieved with the combination of the consumer products business and our business.

 Prior to the Separation Transactions, Alberto-Culver benefited from the scope and scale of the consumer products business and our business in certain areas, including, among other things, risk management, employee benefits, regulatory compliance, administrative services and human resources. Our loss of these benefits as a consequence of our separation from Alberto-Culver could have an adverse effect on our business, results of operations and financial condition. For example, it is possible that some costs will be greater for us than they were for Alberto-Culver due to the loss of volume discounts and the position of being a large customer to service providers and vendors. In addition, the separation eliminated Alberto-Culver's diversification that resulted from operating the consumer products business of Alberto-Culver alongside our distribution business that tended to mitigate financial and operations volatility. As a result, we may experience increased volatility in terms of cash flow, operating results, working capital and financing requirements.

 We are a holding company, with no operations of our own, and we depend on our subsidiaries for cash.

 We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Furthermore, we and our subsidiaries may be able to incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us.

 The beauty products distribution industry is highly competitive and is consolidating.

 The beauty products distribution industry is highly fragmented and there are few significant barriers to entry into the markets for most of the types of products and services we sell. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could have a negative impact on our business. The primary competitive factors in the beauty products distribution industry are the price at which we purchase products from manufacturers, quality, perceived value, consumer brand name recognition, packaging and mix of the products we sell; customer service; the efficiency of our distribution network; and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices to retain business or marketplace share. Some of our competitors are larger and have greater financial and other resources than we do, and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot meet in a timely or cost-effective manner, our business may be adversely affected.

 In addition, our industry is consolidating, which may give our competitors increased negotiating leverage and greater marketing resources, thereby providing corresponding competitive advantages over us. For instance, we may lose customers if our competitors that own national chains acquire additional salons that are BSG customers or if professional beauty supply manufacturers align themselves with other beauty product wholesale and retail suppliers who compete with BSG. For example our largest supplier, L'Oreal, has moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L'Oreal has also announced the acquisition of distributors competitive with BSG in the southeastern U.S. as well as the west coast of the U.S. As a result,

L'Oreal is entering into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L'Oreal related products as well as from the increased competition from L'Oreal-affiliated distribution networks. In addition, L'Oreal has announced the acquisition of a supplier (Pureology) that does not currently do business with BSG. If L'Oreal acquired a supplier that did conduct business with BSG, we could lose that revenue as well. Such consolidation may increase competition from distribution channels related to suppliers and place more leverage in the hands of those suppliers to negotiate better margins on products sold in our stores.

 If we are unable to compete effectively in our marketplace or if competitors could divert our customers away from our stores, it could adversely impact our business, financial condition and results of operations.

 We may be unable to anticipate changes in consumer preferences and buying trends or manage our product lines and inventory commensurate with consumer demand.

 Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for beauty products. If we do not anticipate and respond to trends in the market for beauty products and changing consumer demands in a timely manner, our sales may decline significantly and we may be required to mark down certain products to sell the resulting excess inventory at prices which can be significantly lower than the normal retail or wholesale price, which could adversely impact our business, financial condition and results of operations. In addition, we depend on our inventory management and information technology systems in order to replenish inventories and deliver products to store locations in response to customer demands. Any systems-related problems could result in difficulties satisfying the demands of customers which, in turn, could adversely affect our sales and profitability.

 We expect the aging baby-boomer population to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair-loss products. Additionally, we expect continuously changing fashion-related trends that drive new hair styles to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. If we are unable to anticipate and respond to trends in the market for beauty products and changing consumer demands, our business could suffer.

 We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.

 We do not manufacture the brand name or exclusive label products we sell, and instead purchase our products from manufacturers and fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. For fiscal year 2007, our two largest suppliers were Procter & Gamble Co., or P&G, and the Professional Products Division of L'Oreal USA S/D, Inc., or L'Oreal. BSG's largest supplier, L'Oreal, represented approximately 24% of BSG's total net sales in fiscal year 2007.

 In addition, since we purchase products from many manufacturers and fillers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days notice or less or which expire without express rights of renewal, such manufacturers and fillers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. For example, in April 2007 Farouk Systems, Inc. filed an action seeking a declaratory judgment that it is entitled to terminate a long-term distribution agreement with Armstrong McCall. Armstrong McCall is vigorously defending its rights under the agreement. We may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

 Changes in Sally Beauty Supply and BSG's relationships with suppliers occur often, and could positively or negatively impact the net sales and operating profits of both business segments. For example, net sales and operating profits of Sally Beauty Supply and BSG were negatively affected in fiscal year 2005 by the decision of certain suppliers of the BSG business to begin selling their products directly to salons in most markets. Subsequently, in fiscal year 2006 one of those suppliers agreed to have BSG once again sell its product lines in BSG stores.

 Some of our suppliers may seek to decrease their reliance on distribution intermediaries, including full-service/exclusive and open-line distributors like BSG and Sally Beauty Supply, by promoting their own distribution channels, as discussed above. These suppliers may offer advantages, such as discounted prices, when their products are purchased from distribution channels they control. If our access to supplier-provided products were to be diminished relative to our competitors, our business could be materially and adversely affected. Also, consolidation among suppliers may increase their negotiating leverage, thereby providing them with competitive advantages over us that may increase our costs and reduce our revenues, adversely affecting our business, financial condition and results of operations.

 On December 19, 2006, we announced that: (i) BSG, other than its Armstrong McCall division, would not retain its rights to distribute the professional products of L'Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG had distribution rights; and (ii) BSG's Armstrong McCall division would not retain the rights to distribute Redken professional products through its franchises. In an effort to replace these rights, BSG entered into long-term agreements with L'Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L'Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. Armstrong McCall retained its exclusive rights to distribute Matrix professional products in its territories.

 Although we plan to mitigate the negative effects resulting from unfavorable changes in our relationships with suppliers, such as L'Oreal, there can be no assurance that our efforts will partially or completely offset the loss of these distribution rights. BSG's loss of distribution rights through its distributor sales consultants, as well as the loss of exclusive rights to distribute L'Oreal products in its stores, has also resulted in margin pressure on BSG's remaining L'Oreal revenues, and this pressure is currently projected to continue during fiscal year 2008. In addition, one of our key strategies in dealing with the loss of the L'Oreal distribution rights has been to attempt to shift a portion of the L'Oreal purchases by BSG customers previously served by the distributor sales consultants to our BSG stores. We did not significantly shift a portion of L'Oreal purchases by BSG customers previously served by the distribution sales consultants to stores during fiscal year 2007, and we no longer expect to do so in the future. As discussed above, L'Oreal is entering into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L'Oreal related products as well as from the increased competition from L'Oreal-affiliated distribution networks. For example, L'Oreal could attempt to terminate our contracts to carry certain of their products in BSG stores, which brought in revenues of approximately $121 million in U.S. sales for fiscal year 2007 and have expiration dates at the end of 2012. Therefore, there can be no assurance that the impact of these developments will not adversely impact revenue to a greater degree than we currently expect, or that our efforts to mitigate the impact of these developments will be successful. If the impact of these developments is greater than we expect or our efforts to mitigate the impact of these developments are not successful, this could have a material adverse effect on our business, financial condition or results of operations.

 Manufacturers and fillers of beauty supply products are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis, including industrial accidents, environmental events, strikes and other labor disputes, union organizing activity, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, and licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which neither they nor we have control. In addition, our operating results depend to some extent on the orderly operation of our receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and our effective management of our distribution facilities and capacity.

 If a material interruption of supply occurs, or a significant supplier ceases to supply us or materially decreases its supply to us, we may not be able to acquire products with similar quality and consumer brand name recognition as the products we currently sell, or acquire such products in sufficient quantities to meet our customers' demands or on favorable terms to our business, any of which could adversely impact our business, financial condition and results of operations.

 We do not control the production process for the brand name and exclusive label products we sell. In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding whether such products have been manufactured in accordance with applicable governmental regulations. We may not be able to identify a defect in a product we purchase from a manufacturer or filler before we offer such product for resale, which could result in fines or other actions by government regulators, product liability claims, product recalls, harm to our credibility, impairment of customer relationships or a decrease in the market acceptance of brand names, any of which could adversely affect our business, financial condition and results of operations.

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

 Any actual defects or allegations of defects in products sold by us could result in adverse publicity and harm our credibility, which could adversely affect our business, financial condition and results of operations. Although we may have indemnification rights against the manufacturers of many of the products we distribute and rights as an "additional insured" under the manufacturer's insurance policies, it is not certain that any individual manufacturer or insurer will be financially solvent and capable of making payment to any party suffering loss or injury caused by products sold by us. Further, some types of actions and penalties, including many actions or penalties imposed by governmental agencies and punitive damages awards, may not be remediable through reliance on indemnity agreements or insurance. Furthermore, potential product liability claims may exceed the amount of indemnity or insurance coverage or be excluded under the terms of an indemnity agreement or insurance policy. If we are forced to pay to satisfy such claims, it could have an adverse effect on our business, financial condition and results of operations.

 We could be adversely affected if we do not comply with laws and regulations or if we become subject to additional or more stringent laws and regulations.

 We are subject to a number of U.S. federal, state and local laws and regulations, as well as the laws and regulations applicable in each other market in which we do business. These laws and regulations govern the composition, packaging, labeling and safety of the products we sell, the methods we use to sell these products and the methods we use to import these products. Non-compliance with applicable laws and regulations of governmental authorities, including the FDA and similar authorities in other jurisdictions, by us or the manufacturers of the products sold by us could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. The laws and regulations applicable to us or manufacturers of the products sold by us may become more stringent. Continued legal compliance could require the review and possible reformulation or relabeling of certain products, as well as the possible removal of some products from the market altogether. Legal compliance could also lead to considerably higher internal regulatory costs. Manufacturers may try to recover some or all of any increased costs of compliance by increasing the prices at which we purchase products and we may not be able to recover some or all of such increased cost in our own prices to our customers. We are also subject to state and local laws and regulations that affect our franchisor-franchisee relationships. Increased compliance costs and the loss of sales of certain products due to more stringent or new laws and regulations could adversely affect our business, financial condition and results of operations.

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

 The majority of the products that BSG sells, including those sold by our Armstrong McCall franchisees, are meant to be used exclusively by salons and individual salon professionals or are meant to be sold exclusively by the purchasers, such as salons, to their retail consumers. However, despite our efforts to prevent diversion, incidents of product diversion occur, whereby our products are sold by these purchasers (and possibly by other bulk purchasers such as franchisees) to wholesalers and general merchandise retailers. These retailers, in turn, sell such products to consumers. The diverted product may be old, tainted or damaged and sold through unapproved outlets, all of which could diminish the value of the particular brand. Diversion may result in lower net sales for BSG should consumers choose to purchase diverted products from retailers rather than purchasing from our customers, or choose other products altogether because of the perceived loss of brand prestige.

 Product diversion is generally prohibited under our supplier contracts and we may be under a contractual obligation to stop selling to salons, salon professionals and other bulk purchasers who engage in product diversion. If we fail to stop diversion as required (including known diversion of products sold through our Armstrong McCall franchisees), our supplier contracts could be adversely affected or even terminated. In addition, our investigation and enforcement of our anti-diversion policies may result in reduced sales to our customer base, thereby decreasing our revenues and profitability.

 BSG's financial results are affected by the financial results of BSG's franchised-based business (Armstrong McCall).

 BSG receives revenue from products purchased by Armstrong McCall franchisees. Accordingly, a portion of BSG's financial results is to an extent dependent upon the operational and financial success of these franchisees, including their implementation of BSG's strategic plans. If sales trends or economic conditions worsen for Armstrong McCall's franchisees, their financial results may worsen. When Armstrong McCall divests company-owned stores, Armstrong McCall is often required to remain responsible for lease payments for these stores to the extent that the relevant franchisees default on their leases. Additionally, if Armstrong McCall franchisees fail to renew their franchise agreements, or if Armstrong McCall fails to meet its obligations under its franchise agreements or vendor distribution agreements or is required to restructure its franchise agreements in connection with such renewal, it could result in decreased revenues for BSG or legal issues with our franchisees or vendors.

 Our new Internet-based business may be unsuccessful or may cause internal channel conflict.

 We recently began offering some of our beauty products for sale through our website (www.sallybeauty.com). Therefore we will now encounter risks and difficulties frequently experienced in Internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our Internet operations, our websites, and our software and other related operational systems. In addition, our new Internet-based business may conflict with the success of our Sally Beauty stores. For example, our Internet-based business may compete with our Sally Beauty stores for the same customers. Although we believe that our participation in both Internet-based and store-based sales is a distinct advantage for us due to synergies and the potential for new customers, customer conflicts between these offerings could create issues that have the potential to adversely affect our results of operations. For example, such conflict could cause some of our current or potential Internet customers to consider competing distributors of beauty products.

 We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions.

 In the past several years, we have completed several significant acquisitions, the majority of which were for the BSG business. We intend to continue to pursue additional acquisitions in the future. Our business has in the past actively reviewed acquisition prospects that would complement our existing lines of business, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable acquisition candidates.

 If suitable candidates are identified, sufficient funds may not be available to make such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition (as discussed below), the amount of equity that we can issue to make acquisitions or raise additional capital will be severely limited for at least two years following the Separation Transactions (or November 2008), which will make equity generally unavailable to fund acquisitions. Also, because we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt, we may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could be increased as a result of any acquisitions.

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

  •
  difficulties and costs associated with integrating and evaluating the information systems and/or internal control systems of acquired businesses;

  •
  expenses associated with the amortization of identifiable intangible assets;

  •
  problems retaining key technical, operational and administrative personnel;

  •
  diversion of management's attention from our core business, including loss of management focus on marketplace developments;

  •
  complying with foreign regulatory requirements, including multi-jurisdictional competition rules;

  •
  enforcement of intellectual property rights in some foreign countries;

  •
  adverse effects on existing business relationships with suppliers and customers, including the potential loss of suppliers of the acquired businesses;

  •
  operating inefficiencies and negative impact on profitability;

  •
  entering markets in which we have limited or no prior experience; and

  •
  those related to general economic and political conditions, including legal and other barriers to cross-border investment in general, or by U.S. companies in particular.

 In addition, during the acquisition process, we may fail or be unable to discover some of the liabilities of businesses that we acquire. These liabilities may result from a prior owner's noncompliance with applicable laws and regulations. Acquired businesses may also not perform as we expect or we may not be able to obtain financial improvements in acquired businesses that we may expect.

 If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected.

 Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic markets. The capital requirements to open a U.S. based Sally Beauty Supply or BSG store, excluding inventory, average approximately $60,000 and $75,000, respectively. However, we may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. There are several factors that could affect our ability to open and profitably operate new stores, including:

  •
  the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

  •
  proximity to existing stores that may reduce new stores' sales or the sales of existing stores;

  •
  difficulties in adapting our distribution and other operational and management systems to an expanded network of stores;

  •
  the potential inability to obtain adequate financing to fund expansion because of our high leverage and limitations on our ability to issue equity for at least two years following the Separation Transactions, among other things;

  •
  increased (and sometimes unanticipated) costs associated with opening stores in new international markets;

  •
  difficulties in obtaining any needed governmental and third-party consents, permits and licenses needed to operate additional stores; and

  •
  potential limitations on capital, expenditures which may be included in financing documents that we enter into.

 We are not certain that our ongoing cost control plans will continue to be successful.

 Our business strategy depends, to a substantial degree, on continuing to control or reduce operating expenses. In furtherance of this strategy, we have engaged in ongoing activities to reduce or control costs. These activities include right-sizing the BSG business (including some targeted reductions-in-force) and maximizing the efficiency of our structure, including through the implementation of a two-year, $19.0 million capital spending program in fiscal years 2007 and 2008 to consolidate BSG warehouses and reduce administrative expenses related to BSG's distribution network optimization program. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect.

 If we are unable to protect our intellectual property rights, specifically our trademarks, our ability to compete could be negatively impacted.

 The success of our business depends to a certain extent upon the value associated with our intellectual property rights. We own certain trademark and brand name rights used in connection with our business including, but not limited to, "Sally," "Sally Beauty," "Sally Beauty Supply," "Sally ProCard," "BSG," "CosmoProf," "Armstrong McCall," "ion," "Salon Services" and "Beauty Club." We protect our intellectual property rights through a variety of methods, including trademarks which are registered or legally protected in the U.S., Canada and other countries throughout the world in which our business operates. We also rely on trade secret laws, in addition to confidentiality agreements with vendors, employees, consultants, and others who have access to our proprietary information. While we intend to vigorously protect our trademarks against infringement, we may not be successful in doing so. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our intellectual property rights and trademarks are expected to continue to be substantial.

 Our ability to conduct business in international markets may be affected by legal, regulatory, and economic risks.

 Our ability to capitalize on growth in new international markets and to grow or maintain our current level of operations in our existing international markets is subject to risks associated with our international operations. These risks include: unexpected changes in regulatory requirements; trade barriers to some international markets; economic and currency fluctuations in specific markets; potential difficulties in enforcing contracts, protecting assets, including intellectual property, and collecting receivables in certain foreign jurisdictions; potential tax liabilities associated with repatriating funds from foreign operations; and difficulties and costs of staffing, managing and accounting for foreign operations.

 We may be adversely affected by any disruption in our information technology systems.

 Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services and to coordinate our administrative activities. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our financial condition, results of operations and cash flows.

 As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. In particular, during fiscal year 2008 we will be upgrading our financial reporting system, our distribution systems (in connection with our capital spending program to consolidate warehouses, as discussed below), implementing new warehouse systems at our Armstrong McCall warehouse and implementing a new point-of-sale system for tracking customer sales. These and any other required upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. Since our systems are proprietary, our options are limited in seeking third-party help with the operation and upgrade of these systems. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our business, financial condition or results of operations.

 The occurrence of one or more natural disasters or acts of terrorism could adversely affect our operations and financial performance.

 The occurrence of one or more natural disasters or acts of terrorism could result in physical damage to one or more of our properties, the temporary closure of stores or distribution centers, the temporary lack of an adequate work force in a market, the temporary or long term disruption in the supply of products (or a substantial increase in the cost of those products) from some local suppliers, the temporary disruption in the delivery of goods to our distribution centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers.

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

Risks Relating to Our Substantial Indebtedness

 We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, our ability to obtain financing in the future and our ability to react to changes in our business.

 In connection with the Separation Transactions, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings, incurred approximately $1,850.0 million in debt. As of September 30, 2007, we had an aggregate principal amount of approximately $1,775.7 million, including capital lease obligations, of outstanding debt, and a total debt to equity ratio of -2.31:1.00.

 Our substantial debt could have important consequences to you. For example, it could:

  •
  make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;

  •
  limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes;

  •
  require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, capital expenditures and other general corporate purposes;

  •
  restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, which could limit our ability to conduct repurchases of our own equity securities or make dividends to our stockholders, thereby limiting our ability to enhance stockholder value through such transactions;

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

 Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantially more debt, including secured debt, which could further exacerbate the risks associated with our substantial indebtedness.

 We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of September 30, 2007, our senior credit facilities provided us commitments for additional borrowings of up to approximately $334.6 million under the asset-backed senior secured loan, or ABL, facility, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we now face would increase and we may not be able to meet all our debt obligations. In addition, the agreements governing our senior credit facilities as well as the indentures governing our senior notes and senior subordinated notes, which we refer to collectively as the Notes, do not prevent us from incurring obligations that do not constitute indebtedness.

 The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

 The senior secured term loan facilities, which we refer to as the Term Loans, contain covenants that, among other things, restrict Sally Holdings' and its subsidiaries' ability to:

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

  •
  engage in mergers, consolidations or sales of all or substantially all of Sally Holdings' assets;

  •
  engage in certain transactions with affiliates; and

  •
  permit restrictions on Sally Holdings' subsidiaries ability to pay dividends.

 The ABL facility contains covenants that, among other things, restrict Sally Holdings' and its subsidiaries' ability to:

  •
  change their line of business;

  •
  engage in certain mergers, consolidations and transfers of all or substantially all of their assets;

  •
  make certain dividends, stock repurchases and other distributions;

  •
  make acquisitions of all of the business or assets of, or stock representing beneficial ownership of, any person;

  •
  dispose of certain assets;

  •
  make voluntary prepayments on the Notes or make amendments to the terms thereof;

  •
  prepay certain other debt or amend specific debt agreements;

  •
  change the fiscal year of Sally Holdings or its direct parent; and

  •
  create or incur negative pledges.

 The Term Loans contain a requirement that Sally Holdings not exceed a maximum ratio of net senior secured debt to consolidated EBITDA (as those terms are defined in the relevant credit agreement). In addition, if Sally Holdings fails to maintain a specified minimum level of borrowing capacity under the ABL facility, it will then be obligated to maintain a specified fixed-charge coverage ratio. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

 The indentures governing the senior notes and the senior subordinated notes, which we refer to collectively as the Notes, also contain restrictive covenants that, among other things, limit our ability and the ability of Sally Holdings and its restricted subsidiaries to:

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

  •
  engage in mergers, consolidations or sales of all or substantially all of Sally Holdings' assets;

  •
  engage in certain transactions with affiliates; and

  •
  permit restrictions on Sally Holdings' subsidiaries ability to pay dividends.

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

 Our ability to comply with the covenants and restrictions contained in the senior credit facilities and the indentures for the Notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either the senior credit facilities or the indentures that would permit the applicable lenders or note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the senior credit facilities, could proceed against the collateral securing the debt. In any such case, our subsidiaries may be unable to borrow under the senior credit facilities and may not be able to repay the amounts due under the Term Loans and the Notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

 Our ability to generate the significant amount of cash needed to service all of our debt and our ability to refinance all or a portion of our indebtedness or obtain additional financing depend on many factors beyond our control.

 Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control, described under "—Risks Relating to Our Business" above.

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

 We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior credit facilities and the indentures governing the Notes restrict our ability to dispose of assets and use the proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

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

 We have entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million. These interest rate swap agreements relate to $500.0 million of the $1,070.0 million term loans A and B due in fiscal years 2013 and 2014, respectively, to manage our risk associated with changing interest rates. Please see Note 13 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data" of this report and "Item 7A—Quantitative & Qualitative Disclosure About Market Risk—Interest rate risk" for a discussion of interest rate swap agreements. We utilize interest rate swaps to manage our financial risk associated with changing interest rates and account for them under Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133. SFAS 133 requires that all derivatives be marked to market (fair value). Our current interest rate swap agreements do not qualify as hedges and therefore, the change in fair value of the interest rate swap agreements, which are adjusted quarterly, are recorded in the consolidated statements of earnings. The marked to market impact of the swap agreements on interest expense was an increase of approximately $3.0 million for fiscal year 2007. Future changes in the fair value of the interest rate swap agreements will continue to increase or decrease our interest expense and could have the potential to affect our profitability.

Risks Relating to the Tax Treatment of Our Separation from Alberto-Culver and Relating To Our Largest Stockholder

 If the share distribution of Alberto-Culver common stock in the transactions separating us from Alberto-Culver did not constitute a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or if we became liable for additional taxes owed by Alberto-Culver, then we may be responsible for payment of significant U.S. federal income taxes.

 The following discussion describes the risk that the share distribution of Alberto-Culver common stock in the Separation Transactions may have triggered significant tax liabilities for us, possibly resulting in a material adverse effect on us. In connection with the share distribution of Alberto-Culver common stock in the separation, we received (i) a private letter ruling from the Internal Revenue Service, or IRS, and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. The private letter ruling and the opinion of counsel were based, in part, on assumptions and representations as to factual matters made by, among others, Alberto-Culver, us and representatives of Mrs. Carol L. Bernick, Mr. Leonard H. Lavin and certain of our other stockholders to whom we refer as the Lavin family stockholders, as requested by the IRS or counsel, which, if incorrect, could jeopardize the conclusions reached by the IRS and counsel. The private letter ruling also did not address certain material legal issues that could affect its conclusions, and reserved the right of the IRS to raise such issues upon a subsequent audit. Opinions of counsel neither bind the IRS or any court, nor preclude the IRS from adopting a contrary position.

 If the Alberto-Culver share distribution were not to qualify as a tax-free distribution under Section 355 of the Code, we would recognize taxable gain equal to the excess of the fair market value of the Alberto-Culver common stock distributed to our stockholders over our tax basis in the Alberto-Culver common stock.

 Even if the Alberto-Culver share distribution otherwise qualified as a tax-free distribution under Section 355 of the Code, it would result in significant U.S. federal income tax liabilities to us if there is an acquisition of our stock or stock of Alberto-Culver as part of a plan or series of related transactions that includes the Alberto-Culver share distribution and that results in an acquisition of 50% or more of Alberto-Culver's or our outstanding common stock.

 In the event that we recognize a taxable gain in connection with the Alberto-Culver share distribution (either (i) because the Alberto-Culver share distribution did not qualify as a tax-free distribution under Section 355 of the Code or (ii) because of an acquisition by CDR Investors of 50% or more of Alberto-Culver or our outstanding common stock as part of a plan or series of related transactions that includes the Alberto-Culver share distribution), the taxable gain recognized by us would result in significant U.S. federal income tax liabilities to us. Under the Code, we would be jointly and severally liable for these taxes for which Alberto-Culver may be required to indemnify us under the tax allocation agreement, and there can be no assurance that Alberto-Culver would be able to fulfill its obligations under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

 For purposes of determining whether the distribution of Alberto-Culver common stock to our stockholders in connection with the Alberto-Culver share distribution is disqualified as tax-free to us under the rules described in the second preceding paragraph, any acquisitions by CDR Investors of our stock or the stock of Alberto-Culver within two years before or after the Alberto-Culver share distribution are presumed to be part of a plan, although the parties may be able to rebut that presumption. For purposes of this test, the acquisition by CDR Investors, of 48% of our outstanding common stock on an undiluted basis that occurred in connection with the Separation Transactions will be treated as part of such a plan or series of transactions. Thus, a relatively minor additional change in the ownership of our common stock could trigger a significant tax liability for us under Section 355 of the Code.

 The process for determining whether a prohibited change in control has occurred under the rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If Alberto-Culver does not carefully monitor its, or we do not carefully monitor our, compliance with these rules, this might inadvertently cause or permit a prohibited change in the ownership of us or of Alberto-Culver to occur, thereby triggering Alberto-Culver's or our respective obligations to indemnify the other pursuant to the tax allocation agreement, which would have a material adverse effect on us and/or Alberto-Culver.

 As the successor entity to Alberto-Culver after the separation, we rely upon the prior-year federal income tax returns of Alberto-Culver, and accounting methods established therein, for certain calculations that affect our current U.S. federal income tax liability.

 If any of the above events occur, we will be jointly and severally liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its indemnification obligations to us under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder. In addition, these mutual indemnity obligations could discourage or prevent a third party from making a proposal to acquire us.

 Actions taken by the Lavin family stockholders or by the CDR investors could adversely affect the tax-free nature of the share distribution of Alberto-Culver common stock in connection with the transactions separating us from Alberto-Culver.

 Sales and/or acquisitions by the Lavin family stockholders of our common stock or Alberto-Culver common stock may adversely affect the tax-free nature of the share distribution of Alberto-Culver common stock in the Separation Transactions. First, with certain exceptions, sales by the Lavin family stockholders of our common stock or Alberto-Culver common stock at any time after the Separation Transactions might be considered evidence that the share distribution was used principally as a device for the distribution of earnings and profits, particularly if the selling stockholder were found to have an intent to effect such sale at the time of the share distribution. If the IRS successfully asserted that the share distribution was used principally as such a device, the share distribution would not qualify as a tax-free distribution, and thus would be taxable to us. Second, with certain exceptions, if any of the Lavin family stockholders were to sell an amount of our common stock that it received in connection with the Separation Transactions (or to acquire additional shares of our common stock) within the two year period following completion of the Alberto-Culver share distribution, and that amount of stock, if added to the common stock comprising approximately 48% of our outstanding common stock on an undiluted basis that was acquired by CDR Investors were to equal or exceed 50% of our outstanding common stock, as determined under the Code and applicable Treasury regulations, a deemed acquisition of control of us in connection with the Alberto-Culver share distribution would be presumed. If this presumption were not rebutted, we would be subject to significant U.S. federal income tax liabilities, which, if not reimbursed by Alberto-Culver, would have a material adverse effect on us. Similarly, acquisitions by the CDR Investors or their affiliates of our common stock may cause a deemed acquisition of control of us in connection with the Alberto-Culver share distribution.

 We are affected by significant restrictions on our ability to issue equity securities following completion of the transactions separating us from Alberto-Culver.

 Because of certain limitations imposed by the Code and regulations thereunder, the amount of equity that we can issue to make acquisitions or raise additional capital is severely limited and will continue to be so for at least two years following completion of the Separation Transactions, or November 2008. As a result, we may not be able to raise even a small amount of equity capital during that period. These limitations may restrict our ability to carry out our business objectives and to take advantage of opportunities that could be favorable to our business. In addition, because we, through our subsidiaries, incurred approximately $1,850.0 million in debt in connection with those transactions, and the instruments governing our indebtedness contain limits on our ability to incur additional debt, our inability to raise even a small amount of equity capital at a time when we need additional capital could have a material adverse effect on our ability to service our debt and operate our business.

 The voting power of our largest stockholder may discourage third party acquisitions of us at a premium.

 CDRS, our largest stockholder, owns approximately 48% of our outstanding common stock on an undiluted basis. Pursuant to the stockholders agreement entered into by us, the CDR Investors and the Lavin family stockholders, which we refer to as the Stockholders Agreement, CDRS has designated five of our initial eleven directors, as well as the Chairman of our Board of Directors, and CDRS' rights to nominate certain numbers of directors will continue so long as it owns specified percentages of our common stock. The CDR Investors' ownership of our common stock may have the effect of discouraging offers to acquire control of us and may preclude holders of our common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of us.

 The interests of our largest stockholder may differ from the interests of other holders of our common stock.

 CDRS, our largest stockholder, owns approximately 48% of our outstanding common stock on an undiluted basis. Pursuant to the Stockholders Agreement, CDRS has designated five of our initial eleven directors and CDRS' rights to nominate certain numbers of directors will continue so long as it owns specified percentages of our common stock, as discussed above. In addition, the current Chairman of our Board of Directors is affiliated with CDRS. The interests of CDRS may differ from those of other holders of our common stock in material respects. For example, CDRS may have an interest in pursuing acquisitions, divestitures, financings, re-financings, stockholder dividends or other transactions that, in its judgment, could enhance its overall equity portfolio or the short-term value of their investment in us, even though such transactions might involve substantial risks to holders of our common stock. The manager of CDRS' ultimate parent is in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of us or our customers. Additionally, CDRS may determine that the disposition of some or all of its interests in us would be beneficial to it at a time when such disposition could be detrimental to us and/or to the other holders of our common stock. Moreover, the ownership by CDRS of approximately 48% of our outstanding common stock may have the effect of discouraging offers to acquire control of us and may preclude holders of our common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2. PROPERTIES

        Substantially all of our store and warehouse locations are leased and our corporate headquarters and four warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and globally, as of September 30, 2007:

	Sally Beauty Supply		Beauty Systems Group
Location
	Company-Owned	Franchise	Company-Owned	Franchise
United States	2,226	—	623	143
International:
Puerto Rico	33	—	—	—
Spain	1	3	—	—
United Kingdom	261	12	—	—
Canada	16	—	76	—
Japan	28	—	—	—
Germany	31	—	—	—
Mexico	70	—	—	32
Ireland	3	10	—	—

Total International	443	25	76	32

Total Store Count	2,669	25	699	175

 The following table provides locations for significant offices and warehouses and our corporate headquarters, as of September 30, 2007:

Location	Type of Facility	Business Segment
Company-Owned Properties:
Columbus, Ohio	Warehouse	(1)
Denton, Texas	Corporate Headquarters	(1	)(2)
Denton, Texas	Warehouse	(1	)(2)
Jacksonville, Florida	Warehouse	(1)
Reno, Nevada	Warehouse	(1)
Leased Properties:
Austin, Texas	Office, Warehouse	(2)
Benicia, California	Office, Warehouse	(2)
Blackburn, Lancashire, England	Warehouse	(1)
Calgary, Alberta, Canada	Office, Warehouse	(2)
Chatsworth, California	Office, Warehouse	(2)
Greenville, Ohio	Office, Warehouse	(2)
Mississauga, Ontario, Canada	Office, Warehouse	(2)
Spartanburg, South Carolina	Office, Warehouse	(2)
Monterrey, Nuevo Leon, Mexico	Office, Warehouse	(1)
  (1)
  Sally Beauty Supply
  (2)
  BSG

ITEM 3. LEGAL PROCEEDINGS

        There were no material legal proceedings pending against us or our subsidiaries, as of September 30, 2007. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

 We are subject to a number of U.S., federal, state and local laws and regulations, as well as the laws and regulations applicable in each other market in which we do business. These laws and regulations govern, among other things, the composition, packaging, labeling and safety of the products we sell, the methods we use to sell these products and the methods we use to import these products. We believe that we are in material compliance with such laws and regulations, although no assurance can be provided that this will remain true going forward.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Our common stock is listed on the New York Stock Exchange, Inc., or the NYSE, under the symbol "SBH." When-issued trading of our common stock commenced on November 13, 2006 and regular-way trading of our common stock commenced on November 17, 2006, the day after the Separation Transactions. Prior to when-issued trading of our common stock on November 13, 2006, there was no established public trading market for our common stock. The following table sets forth the high and low closing sales prices of our common stock, as reported by the NYSE.

Quarter Ended	High	Low
September 30, 2007	$9.34	$7.52
June 30, 2007	$9.90	$8.78
March 31, 2007	$9.68	$7.57
November 16, 2006 to December 31, 2006	$10.02	$7.75

 As of November 28, 2007, there were 1,936 stockholders of record of our common stock and the closing price of our stock as reported by the NYSE was $8.05.

Dividends

 In connection with the Separation Transactions, on November 16, 2006, we distributed: (i) a share of common stock of New Aristotle Holdings, Inc. (subsequently renamed Alberto-Culver Company), and (ii) a special cash dividend of $25.00 to Alberto-Culver stockholders for each share of our common stock held as of the record date of the separation. Other than the distributions described above and distributions to Alberto-Culver, we have not declared or paid dividends at any time prior to the date of this report.

 We currently anticipate that we will retain future earnings to support our growth strategy or to repay outstanding debt. We do not anticipate paying regular cash dividends on our common stock in the foreseeable future. Any payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions (including those present in our credit agreements) and general business conditions. We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Further, the terms of our subsidiaries' debt agreements significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. Finally, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us. See "Risk Factors—Risks Relating to Our Substantial Indebtedness" and Note 12 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data."

Performance Graph

 The following illustrates the comparative total return among Sally Beauty, the Dow Jones Wilshire Specialty Retailers Index and the S&P 500 Index assuming that $100 was invested on November 17, 2006,

the date regular-way trading of our common stock commenced and that dividends, if any, were reinvested for the fiscal year ending September 30, 2007:

COMPARISON OF CUMULATIVE TOTAL RETURN

  •
  The Dow Jones Wilshire Specialty Retailers Index (NYSE: DWCSRT) is a comprehensive view of entities which are primarily in the retail sector in the U.S. Sally Beauty is one of the entities included in this index.

ITEM 6. SELECTED FINANCIAL DATA

        The following tables present selected financial data of Sally Beauty and its consolidated subsidiaries for the year ended September 30, 2007, and of Sally Holdings, Inc. and its consolidated subsidiaries for the years ended September 30, 2006, 2005, 2004 and 2003 (in thousands). Sally Holdings, Inc. was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed "Sally Holdings LLC," and became an indirect wholly owned subsidiary of our company in connection with the Separation Transactions. Sally Beauty was formed on June 16, 2006 in connection with the Separation Transactions.

 On November 16, 2006, the Company commenced regular-way trading on NYSE as an independent company under the symbol "SBH." (In thousands, except per share data):

	Year Ended September 30,
	2007	2006	2005	2004	2003
Results of operations information:
Net sales	$2,513,772	$2,373,100	$2,254,307	$2,097,667	$1,824,008
Cost of products sold and distribution expenses	1,360,025	1,286,329	1,227,307	1,146,814	1,016,941

Gross profit	1,153,747	1,086,771	1,027,000	950,853	807,067
Selling, general and administrative expenses(a)	857,276	798,211	768,847	703,528	591,307
Depreciation and amortization	42,605	38,032	33,906	24,619	22,335
Sales-based service fee charged by Alberto-Culver	3,779	28,852	27,615	26,051	23,360
Non-cash charge related to Alberto-Culver's conversion to one class of common stock(b)	—	—	4,051	27,036	—
Transaction expenses(c)	21,502	41,475	—	—	—

Operating earnings	228,585	180,201	192,581	169,619	170,065
Interest expense, net(d)	145,972	92	2,966	2,250	347

Earnings before provision for income taxes	82,613	180,109	189,615	167,369	169,718
Provision for income taxes	38,121	69,916	73,154	62,059	62,205

Net earnings	$44,492	$110,193	$116,461	$105,310	$107,513

Net earnings per share(e)
Basic	$0.25	—	—	—	—
Diluted	$0.24	—	—	—	—
Weighted average shares, basic	180,392	—	—	—	—
Weighted average shares, diluted	182,375	—	—	—	—
Operating data:
Number of retail stores (end of period):
Sally Beauty Supply	2,694	2,511	2,419	2,355	2,272
Beauty Systems Group	874	828	822	692	543

Total	3,568	3,339	3,241	3,047	2,815
Professional distributor sales consultants (end of period)	1,067	1,192	1,244	1,167	989
Comparable store sales growth(f):
Sally Beauty Supply	2.7%	2.4%	2.4%	3.8%	2.7%
Beauty Systems Group	10.1%	4.1%	(0.6%)	8.5%	4.6%
Consolidated	4.5%	2.8%	1.8%	4.6%	3.8%
Financial condition information (at period end):
Working capital	$354,185	$479,107	$382,482	$377,708	$383,643
Cash, cash equivalents and short-term Investments	38,272	107,571	38,612	68,003	118,214
Property, plant and equipment, net	154,068	142,735	149,354	125,810	93,691
Total assets	1,404,503	1,338,841	1,225,507	1,102,428	932,163
Long-term debt, including notes payable to affiliated companies	1,758,594	621	18,828	34,872	24,173
Stockholders' (deficit) equity	$(767,710)	$1,005,967	$900,296	$786,163	$678,166
(a)
We adopted SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), using the modified prospective method, effective October 1, 2005. Fiscal years 2007 and 2006 include share-based compensation of $13.1 million and $5.2 million, respectively.

(b)
During fiscal year 2004, Alberto-Culver's board of directors approved the conversion of all then-outstanding Alberto-Culver shares of Class A common stock into Class B common stock. Fiscal years 2005 and 2004 include non-cash charges related to this conversion.

(c)
Fiscal year 2007 includes one-time charges associated with the Separation Transactions. Fiscal year 2006 includes one-time charges associated with the termination of an agreement with Regis. See Note 3 of the "Notes to Consolidated Financial Statements" in "Item 8 — Financial Statements and Supplementary Data."

(d)
Interest expense in fiscal year 2007 is primarily attributable to the debt incurred in connection with the Separation Transactions. Prior to the Separation Transactions, interest expense was attributable to notes payable to then-affiliates.

(e)
Weighted average shares for fiscal year 2007 was calculated from November 16, 2006 through September 30, 2007, which represents the actual number of days that shares of the Company's common stock were publicly traded. Net earnings per share were not calculated for fiscal years 2006 and 2005 since we were a wholly-owned subsidiary of Alberto-Culver. See Note 3 of the "Notes to Consolidated Financial Statements" in "Item 8 — Financial Statements and Supplementary Data."

(f)
Comparable stores are defined as company-owned stores that have been open for at least 14 months as of the last day of a month.

 Prior to the Separation Transactions, we were a wholly owned subsidiary of Alberto-Culver. In connection with the Separation Transactions, on November 16, 2006, we distributed: (i) a share of common stock of New Aristotle Holdings, Inc. (subsequently renamed Alberto-Culver Company), and (ii) a special cash dividend of $25.00 to Alberto-Culver stockholders for each share of our common stock held as of the record date of the separation. Other than the distributions described above and distributions to Alberto-Culver, we have not declared or paid dividends at any time prior to the date of this report.

 We do not anticipate paying regular cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain future earnings to support our growth strategy or to repay outstanding debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following section discusses management's view of the financial condition, results of operations and cash flows of Sally Beauty and its consolidated subsidiaries, as of and for the fiscal year ended September 30, 2007. The financial condition as of September 30, 2006, and results of operations and cash flows for the fiscal years ended September 30, 2006 and 2005 are of Sally Holdings, Inc. Sally Holdings, Inc. was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed "Sally Holdings LLC," and became an indirect wholly owned subsidiary of our company in connection with the Separation Transactions. Sally Beauty was formed on June 16, 2006 in connection with the Separation Transactions. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty, and for periods prior to the Separation Transactions, the audited consolidated financial statements of Sally Holdings, Inc., and the related notes included elsewhere in this Annual Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Cautionary Notice Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of Fiscal Year Ended September 30, 2007

  •
  On November 16, 2006, we separated from our parent, Alberto-Culver. In connection with the separation:

  •
  Regular-way trading of our common stock commenced on November 17, 2006 on the NYSE under the symbol "SBH."

  •
  Certain of our subsidiaries incurred approximately $1,850.0 million of indebtedness.

  •
  CDR Investors invested $575.0 million in us for an equity investment of approximately 48% of our common stock.

  •
  Through the proceeds of the indebtedness and investment, we issued a special cash dividend of $25.00 to Alberto-Culver stockholders for each share of common stock held as of the record date of the separation.

  •
  Financial and operating information:

  •
  Net sales for fiscal year 2007 increased $140.7 million, or 5.9%, to $2,513.8 million, compared to fiscal year 2006.

  •
  On December 19, 2006, we announced that BSG would no longer retain certain distribution rights to one of our major suppliers, which affected our fiscal year 2007 results.

  •
  Operating earnings for fiscal year 2007 increased $48.4 million, or 26.9%, to $228.6 million, compared to fiscal year 2006.

  •
  Consolidated comparable stores sales growth increased 4.5%.

  •
  Sally Beauty Supply and BSG opened 83 and 46 net stores, respectively, in fiscal year 2007.

  •
  On February 15, 2007, we completed an acquisition in our Sally Beauty Supply business segment that expanded our presence in Europe.

Overview

Description of Business

 We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG, we operate a multi-channel platform of 3,368 stores and supplied 200 franchised stores in North America as well as selected European countries and Japan, as of September 30, 2007. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,100 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and exclusive label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the year ended September 30, 2007, our net sales and operating earnings were $2,513.8 million and $228.6 million, respectively.

 Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2007, Sally Beauty Supply operated 2,669 company-owned retail stores and supplied 25 franchised stores acquired in the Salon Services acquisition, which is discussed in greater detail below under "—Recent Acquisitions," 2,226 of which are located in the U.S., and the remainder in the U.K. and certain other countries in Europe, Canada, Puerto Rico, Mexico and Japan. Sally Beauty Supply stores average 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 5,400 and 7,700 SKUs of beauty products, and includes products for hair care, nail care, beauty sundries and appliances, targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive label merchandise. For the year ended September 30, 2007, Sally Beauty Supply's net sales and segment operating profit were $1,567.4 million and $273.4 million, respectively, representing 62.4% and 80.9% of consolidated net sales and segment operating profit, respectively.

 We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of September 30, 2007, BSG operated 699 company-owned stores, supplied 175 franchised stores and had a sales force of approximately 1,100 professional distributor sales consultants selling exclusively to salons and salon professionals in 47 U.S. states and portions of Canada, Mexico and certain European countries. BSG stores average 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG's large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon market. The product selection in BSG stores, ranging between 2,700 and 9,800 SKUs of beauty products, includes hair care, nail care, beauty sundries and appliances targeting salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the year ended September 30, 2007, BSG's net sales and segment operating profit were $946.4 million and $64.6 million, respectively, representing 37.6% and 19.1% of consolidated net sales and segment operating profit, respectively.

Business Trends

 We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in hair color, hair loss prevention and hair styling products. We believe the following key industry trends and characteristics will influence our business going forward:

  •
  High level of customer fragmentation. The U.S. salon market is highly fragmented with over 230,000 salons. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

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

  •
  Increasing Use of Exclusive-Label Products. We offer a broad range of private label and control label products, which we generally refer to collectively as exclusive label products. Exclusive label products are brands for which we own or license the trademark and in some instances the formula. Control label products are brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. Generally, our exclusive label products have higher gross margins than the leading third-party branded products and we believe this area offers potential growth.

  •
  Frequent re-stocking needs. Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons. These factors are key to driving demand for conveniently located professional beauty supply stores.

  •
  Continuing consolidation. There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic value-added acquisitions. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and retail footprint. We also believe that we are well-positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor / retail level. However, changes often occur in our relationships with suppliers that can materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in December 2006, our largest supplier, L'Oreal, has moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L'Oreal has also announced the acquisition of distributors competitive with BSG in the southeastern and west coast of the U.S. In addition, L'Oreal has announced the acquisition of a supplier (Pureology) that does not currently do business with BSG. If L'Oreal acquired another supplier that conducts significant business with BSG, we could lose that revenue as well. As a result, L'Oreal is entering into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L'Oreal related products as well as from the increased competition from L'Oreal-affiliated distribution networks.

  •
  High level of competition. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the Internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could have a negative impact on our business.

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

  •
  Controlling expenses. Another important aspect of our business is our ability to control costs, especially in our BSG business by right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure. In response to the loss of L'Oreal related revenue discussed below, BSG made certain changes with its distributor sales consultants. BSG's sales force was reduced and the remaining affected distributor sales consultants were offered certain compensation related incentives to stay with BSG as BSG seeks to replace lost L'Oreal revenue. BSG has substantially completed a store re-branding project that repositioned all of its North American company-owned stores under a common name and store identity, CosmoProf. This project is expected to provide brand consistency, save on advertising and promotional costs and allow for a more focused marketing strategy. Further, we continue to study our distribution function as we seek to rationalize our infrastructure. During fiscal year 2007, we began implementing a two-year, $19.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG's distribution network optimization program. We currently believe that this plan could produce significant annual expense savings within the next two years.

  •
  Relationships with suppliers. We do not manufacture the brand name or exclusive label products we sell, and instead purchase our products from manufacturers. We depend upon a limited number of manufacturers for a significant percentage of the products we sell, and our relationships with these suppliers change often. Please see the next section for more information on this trend.

Relationships With Suppliers

 Most of the net sales of Sally Beauty Supply and BSG are generated through retail stores with respect to the Sally Beauty Supply business, and both professional only stores and professional distribution sales consultants with respect to the BSG business. In addition, BSG has a number of franchisees located primarily in the south and southwestern portions of the U.S. and in Mexico, which buy products directly from BSG for resale in their assigned territories. A very small percentage of sales are generated through franchisees or sub-distributors (primarily in Europe), which also buy products directly from Sally Beauty Supply or BSG for resale. Sally Beauty Supply/BSG and their suppliers are dependent on each other for the distribution of beauty products. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. For example, during the second quarter of 2007, Farouk Systems, Inc., or Farouk Systems, terminated its distribution agreement with us. Subsequently, effective July 2007, BSG stores and professional distributor sales consultants were once again given approval to distribute Farouk Systems products, with an expanded distribution area.

 On December 19, 2006, we announced that: (i) BSG, other than its Armstrong McCall division, would not retain its rights to distribute the professional products of L'Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG had distribution rights, and (ii) BSG's Armstrong McCall division would not retain the rights to distribute Redken professional products through its franchises. In an effort to replace these rights, BSG entered into long-term agreements with L'Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L'Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. Armstrong McCall retained its exclusive rights to distribute Matrix professional products in its territories.

 We plan to mitigate the negative effects resulting from unfavorable changes in our relationships with suppliers, such as L'Oreal, by taking the following steps: (i) adding new products to replace lines with our distributor sales consultants; (ii) adding new product lines to our BSG stores; (iii) expanding existing product lines into new territories; and (iv) managing costs to maximize the efficiency of the BSG structure (in fiscal year 2007 we undertook a right-sizing of the BSG business, including some targeted reductions-in-force). Although we are focused on developing new revenue and cost management initiatives, there can be no assurance that our efforts will partially or completely offset the loss of these distribution rights. In addition, BSG's loss of distribution rights through its distributor sales consultants, as well as the loss of exclusive rights to distribute L'Oreal products in its stores, has resulted in margin pressure on BSG's remaining L'Oreal revenues. See "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

 Regarding other suppliers, BSG continues to expand the P&G Professional Care product lines including Wella, Sebastian and Graham Webb into additional geographies for BSG stores and distributor sales consultants. Additionally, during fiscal year 2007, our expansion of the BSG segment included the acquisition of certain assets, and the award of distribution rights, which allow us to distribute Goldwell/KMS products and Paul Mitchell products in various markets, as well as a number of other brands. We expect to gain certain other distribution rights over time through either further awards, or by acquisitions of existing distributors.

Recent Acquisitions

 On February 15, 2007, we entered into and completed an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Chapelton 21 Limited, or the Agreement, a private company limited by shares and incorporated in Scotland, which we refer to as Salon Services, by and among Ogee Limited, an indirect subsidiary of ours, and the registered shareholders of Salon Services. This acquisition provided the Sally Beauty Supply segment a strong European presence. Pursuant to the Agreement, we acquired all of the issued share capital of Salon Services for an aggregate cash purchase price of approximately $57.7 million. Certain of our subsidiaries financed the purchase price through a draw down of approximately $57.0 million under our ABL facility. In addition, we extinguished approximately $3.9 million of Salon Services' debt. Salon Services, through its direct and indirect subsidiaries including Salon Services (Hair and Beauty Supplies) Ltd., supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the U.K., Germany, Ireland, Spain and Norway.

 In addition, during June 2006, we acquired Salon Success, a U.K. based distributor of professional beauty products in order to expand BSG's presence in the U.K. and expand the geographic area served by BSG into other portions of Europe. This acquisition enabled BSG to enter new markets in Europe, including the U.K., Spain and the Netherlands and to expand its operations in Florida. The total purchase price as of September 30, 2007, was approximately $23.2 million. In accordance with the purchase agreement, additional consideration of up to $2.1 million, plus interest, may be paid over the three year period following the closing of the acquisition based on sales to a specific customer. As of September 30, 2007, approximately $1.2 million has been paid pursuant to this agreement.

Our Separation from Alberto-Culver

 Our business historically constituted two operating segments within the consolidated financial statements of Alberto-Culver. On November 16, 2006, we separated from Alberto-Culver, pursuant to the Investment

Agreement. As a result: (i) we own and operate the Sally Beauty Supply and BSG distribution businesses that were owned and operated by Alberto-Culver prior to the Separation Transactions; (ii) at the closing of the Separation Transactions, the stockholders of Alberto-Culver prior thereto became the beneficial owners of approximately 52% of our outstanding common stock on an undiluted basis and the CDR Investors, who in the aggregate invested $575.0 million in us, received an equity interest representing approximately 48% of our outstanding common stock on an undiluted basis; and (iii) Alberto-Culver continues to own and operate its consumer products business.

 In addition, in connection with the Separation Transactions:

  •
  Sally Holdings and certain of our other subsidiaries incurred approximately $1,850.0 million of indebtedness, including: (i) $1,070.0 million by drawing on its Term Loans; (ii) $70.0 million by drawing on its ABL facility; and (iii) $710.0 million from the issuance of $430.0 million of senior notes and $280.0 million of senior subordinated notes;

  •
  We used approximately $2,342.1 million, a substantial portion of the proceeds of the investment by the CDR Investors and the debt incurrence, to pay a $25.00 per share special cash dividend to holders of record of our common stock, who were Alberto-Culver shareholders as of the record date for the Separation Transactions.

 Pursuant to the Investment Agreement, we paid a transaction fee of $30.0 million to Clayton, Dubilier & Rice, Inc., the manager of both Clayton, Dubilier & Rice Fund VII, L.P., the sole member of CDRS, and Parallel Fund, as well as approximately $1.1 million to CDRS in merger and transaction expenses incurred in connection with its investment in us, and the Separation Transactions. Pursuant to the Investment Agreement, we also paid approximately $20.4 to Alberto-Culver for its expenses incurred in connection with the Separation Transactions. We also paid approximately $58.5 million in fees for the debt financing incurred in connection with the Separation Transactions.

 On November 16, 2006, pursuant to the terms of a separation agreement entered into in connection with the Separation Transactions, all cash, cash equivalents and short-term investments of us and our subsidiaries was transferred to Alberto-Culver other than $91.1 million, equal to the sum of $52.7 million plus an additional amount equal to $38.4 million. The additional amount is the sum of (i) an estimate of the amount needed to cover certain income taxes (as specified in a tax allocation agreement entered into in connection with the Separation Transactions); (ii) an amount determined pursuant to a formula intended to reflect the limitations placed on the number of shares of Sally Beauty that CDRS may acquire in order not to jeopardize the intended tax-free nature of the share distribution; and (iii) unpaid balances on certain specified liabilities of us, minus other specified transaction costs. In connection with the Separation Transactions, we became the parent company for all U.S. tax returns filed under the employer identification number of Alberto-Culver prior to the completion of the Separation Transactions. All intercompany receivables, payables and loans (other than trade payables and our portion of the transaction expenses described above) between us or any of our subsidiaries, on the one hand, and Alberto-Culver or any of its subsidiaries (other than us and our subsidiaries), on the other hand, were canceled prior to completion of the Separation Transactions. In addition, prior thereto, all intercompany agreements between us or any of our subsidiaries and Alberto-Culver or any of its subsidiaries were terminated, other than certain agreements specifically designated in the separation agreement to survive following the transactions.

 In addition, upon completion of the Separation Transactions, Michael H. Renzulli, our former Chairman, terminated his employment with Alberto-Culver and us. As a result, we provided Mr. Renzulli with certain benefits primarily consisting of a lump-sum cash payment of $3.6 million that was paid within 30 days after completion of the Separation Transactions.

 We treated the Separation Transactions as though they constituted a change in control for all employees and directors under our equity and incentive compensation plans, and as a change in control for our employees under Alberto-Culver's deferred compensation plan. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of Alberto-Culver, including those held by our employees, became fully vested upon completion of the Separation Transactions. Due to the Separation Transactions, we recorded a charge at that time of approximately $5.3 million, which represents the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for our employees vested over the original vesting periods. Upon completion of the Separation Transactions all outstanding Alberto-Culver stock options held by our employees became options to purchase shares of our common stock.

Senior Secured Credit Facilities

 The senior term facility and the ABL facility are secured by substantially all of our assets, those of Investment Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The senior term facility may be prepaid at our option at any time without premium or penalty and is subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the senior term facility) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

 The Notes are unsecured obligations of Sally Holdings and its co-issuer and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of Sally Holdings (other than the co-issuer), issuer of the Notes. The Notes carry optional redemption features whereby Sally Holdings has the option to redeem the Notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest, and on or after November 15, 2010 and November 15, 2011, respectively, at par plus a premium declining ratably to par, plus accrued and unpaid interest.

 Details of the senior secured credit facilities as of September 30, 2007 are as follows (dollars in thousands):

	Amount	Maturity dates (fiscal year)	Interest rates
ABL facility	$11,400	2012	(i) PRIME and up to 0.50% or;
			(ii) LIBOR plus (1.00% to 1.50%)
Term loan A	142,500	2013	(i) PRIME plus (1.00% to 1.50%) or;
			(ii) LIBOR plus (2.00% to 2.50%)
Term loan B	910,800	2014	(i) PRIME plus (1.25% to 1.50%) or;
			(ii) LIBOR plus (2.25% to 2.50%)

	$1,064,700

Senior notes	$430,000	2015	9.25%
Senior subordinated notes	280,000	2017	10.50%

	$710,000

Other Information Related to the Separation Transactions

 On November 17, 2006, and after giving effect to the conversion of the Class A common stock issued to the CDR Investors into our common stock, we had 180,050,492 shares of common stock issued and outstanding, and our common stock commenced regular way trading on the NYSE under the symbol "SBH."

 On November 24, 2006, Sally Holdings entered into two interest rate swap agreements. See "Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk."

 References to our historical assets, liabilities, products, businesses or activities are generally intended to refer to the historical assets, liabilities, products, businesses or activities of Sally Holdings, Inc. as a wholly-owned subsidiary of Alberto-Culver prior to the Separation Transactions. The historical financial results of Sally Holdings, Inc. as part of Alberto-Culver contained herein do not reflect what the financial results of Sally Holdings, Inc. would have been had it been operated as a subsidiary of our company during the periods presented. See "Risk Factors—Risks Relating to Our Business."

 We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Further, the terms of our subsidiaries' debt agreements significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. See "Risk Factors—Risks Relating to Our Substantial Indebtedness" and Note 12 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data."

Other Significant Items

  Termination of Spin/Merge Transaction with Regis Corporation

 On January 10, 2006, Alberto-Culver entered into an agreement with Regis Corporation, or Regis, to merge us with a subsidiary of Regis in a tax-free transaction. Pursuant to the terms and conditions of the merger agreement, our business was to be spun off to Alberto-Culver's stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger. On April 5, 2006, Alberto-Culver and Regis terminated the merger agreement. In connection with the termination of the merger agreement, we and Alberto-Culver incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, during fiscal years 2005 and 2006. The total amount of transaction expenses, including the termination fee, incurred by us was approximately $41.5 million ($27.2 million after taxes), and was expensed by us during fiscal year 2006 in accordance with the terms of those transaction agreements.

  Share-Based Payments

 For fiscal years 2007 and 2006, total share-based compensation cost charged against earnings was $13.1 million and $5.2 million, respectively. Included for fiscal year 2007 is $5.3 million of accelerated expense related to the Separation Transactions and $2.6 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Omnibus Incentive Plan. For fiscal years 2007 and 2006, the total income tax benefit recognized in the consolidated statements of earnings from these plans was $5.1 million and $1.8 million, respectively. The net balance sheet effect of recognizing stock option expense increased total stockholder's equity by $5.1 million and $1.8 million for fiscal years 2007 and 2006, respectively, and resulted in the recognition of deferred tax assets of the same amount. Our consolidated statements of cash flows for fiscal years 2007 and 2006 reflect $0.8 million and $0.6 million, respectively, of excess tax benefits from employee exercises of stock options as financing cash inflow. For fiscal year 2005, our consolidated statement of cash flows reflects $1.2 million of excess tax benefits from employee exercises of stock options as operating cash inflow. As of September 30, 2007, we had $10.6 million of unrecognized compensation cost related to stock options issued to employees of our business that is expected to be recognized over the weighted average period of 3.1 years, and $2.4 million of unearned compensation related to restricted stock awards that is expected to be amortized to expense over the weighted average period of 4.3 years.

 Prior to the Separation Transactions, we were a subsidiary of Alberto-Culver and had no share-based compensation plans of our own; however, certain of our employees had been granted stock options and restricted stock awards under share-based compensation plans of Alberto-Culver. The Separation Transactions constituted a change in control for purposes of Alberto-Culver's stock option and stock award plans. As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by our employees, became fully vested upon completion of the Separation Transactions on November 16, 2006. For fiscal year 2007, we recorded a charge equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods had these stock options and stock awards for our employees vested over the original vesting periods. Upon completion of the Separation Transactions, all outstanding Alberto-Culver stock options held by our employees became options to purchase shares of our common stock.

 Effective October 1, 2005, we adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation expense related to Alberto-Culver stock options granted to employees of our business is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123(R). In accordance with the modified prospective method, the financial statements for fiscal year 2005 have not been restated.

Results of Operations

 The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2007, 2006 and 2005 (amounts in millions):

	Year Ended September 30,
	2007	2006	2005
Net sales	$2,513.8	$2,373.1	$2,254.3
Cost of products sold and distribution expenses	1,360.0	1,286.3	1,227.3

Gross profit	1,153.8	1,086.8	1,027.0
Total other costs and expenses	925.2	906.6	834.4

Operating earnings	228.6	180.2	192.6
Interest expense, net(a)	146.0	0.1	3.0

Earnings before provision for income taxes	82.6	180.1	189.6
Provision for income taxes	38.1	69.9	73.1

Net earnings	$44.5	$110.2	$116.5

  (a)
  For the fiscal year 2007, net interest expense is primarily associated with debt incurred in connection with the Separation Transactions. See Note 12 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data."

 The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2007, 2006 and 2005, expressed as a percentage of net sales for the respective periods:

	Year Ended September 30,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	54.1%	54.2%	54.4%

Gross profit	45.9%	45.8%	45.6%
Total other costs and expenses	36.8%	38.2%	37.1%

Operating earnings	9.1%	7.6%	8.5%
Interest expense, net	5.8%	0.0%	0.1%

Earnings before provision for income taxes	3.3%	7.6%	8.4%
Provision for income taxes	1.5%	3.0%	3.2%

Net earnings	1.8%	4.6%	5.2%

Key Operating Metrics

 The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Year Ended September 30,
	2007	2006	2005
Net sales:
Sally Beauty Supply	$1,567,365	$1,419,332	$1,358,899
BSG	946,407	953,768	895,408

	$2,513,772	$2,373,100	$2,254,307

Gross Profit	$1,153,747	$1,086,771	$1,027,000
Gross profit margin	45.9%	45.8%	45.6%
Selling, general and administrative expenses	$857,276	$798,211	$768,847
Depreciation and amortization	$42,605	$38,032	$33,906
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$273,364	$235,419	$222,679
BSG	64,652	88,445	71,210

Segment operating profit	338,016	323,864	293,889
Unallocated expenses	(71,085)	(68,150)	(69,642)
Share-based compensation expense	(13,065)	(5,186)	—
Sales-based service fee charged by Alberto-Culver	(3,779)	(28,852)	(27,615)
Non-cash charge related to Alberto-Culver's conversion to one class of common stock	—	—	(4,051)
Transaction expenses	(21,502)	(41,475)	—

Operating earnings	228,585	180,201	192,581
Interest expense, net of interest income	(145,972)	(92)	(2,966)

Earnings before provision for income taxes	$82,613	$180,109	$189,615

Segment operating profit margin:
Sally Beauty Supply	17.4%	16.6%	16.4%
BSG	6.8%	9.3%	8.0%
Consolidated operating profit margin	9.1%	7.6%	8.5%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	2,694	2,511	2,419
BSG	874	828	822

	3,568	3,339	3,241

Comparable store sales growth(a)
Sally Beauty Supply	2.7%	2.4%	2.4%
BSG	10.1%	4.1%	(0.6)%
Consolidated	4.5%	2.8%	1.8%
  (a)
  Comparable stores are defined as company-owned stores that have been open for at least 14 months as of the last day of a month.

 Certain amounts for prior periods have been reclassified to conform to the current year's presentation.

Description of Sales and Expenses

 Net Sales.    Our net sales consist primarily of the following:

  •
  Sally Beauty Supply. Sally Beauty Supply generates net sales primarily by selling products through its stores to both professional and retail customers. Sally Beauty Supply sells hair care, hair color, skin and nail care products, electrical appliances and other beauty related accessories. Because approximately 40% of our U.S. Sally Beauty Supply product sales come from exclusive or control label brands, most of these same products are generally not sold in most other retail stores and are not sold in our BSG business. Various factors influence Sally Beauty Supply's net sales including local competition, product assortment and availability, price, hours of operation and marketing and promotional activity. Sally Beauty Supply's product assortment and sales are generally not seasonal in nature.

  •
  Beauty Systems Group. BSG generates net sales by selling products to salon professionals and independent stylists through company-owned and franchised stores as well as through its network of professional distributor sales consultants. BSG sells hair care, hair color products, skin and nail care products, electrical appliances and other beauty related accessories. These products are not sold directly to the general public and are generally not the same products as those sold in our Sally Beauty Supply stores. Various factors influence BSG's net sales, including product breadth and availability, competitive activity, relationships with suppliers, new product introductions and price. BSG's product assortment and sales are generally not seasonal in nature.

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

 Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of personnel costs, commissions paid to professional distributor sales consultants, benefits, utilities, property maintenance, advertising, rent, insurance, freight and distribution expenses for delivery to customers, administrative costs and costs associated with our corporate support center.

 Sales-based Service Fee.    Prior to the Separation Transactions, we were charged a sales-based service fee under the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver. In conjunction with the Separation Transactions, the arrangements giving rise to this fee from Alberto-Culver were terminated and the related charges have ceased. We believe that had we been a stand-alone company, we would have not incurred a comparable expense.

 Transaction Expenses.    For fiscal year 2007, transaction expenses are costs associated with the Separation Transactions and are primarily payments to Alberto-Culver as defined in the separation agreements. In addition, we recognized severance costs for two executives and certain professional fees related to the Separation Transactions. For fiscal year 2006, transaction expenses are related to the termination of the agreement with Regis that called for us to merge with a subsidiary of Regis in a tax-free transaction. This proposed transaction was terminated in April 2006 and we expensed approximately $41.5 million ($27.2 million after taxes) in fees associated with the termination.

 Net Interest Expense.    Net interest expense includes the amortization of deferred debt issuance costs, and is stated net of interest income. For the fiscal year 2007, net interest expense is primarily associated with debt incurred in connection with the Separation Transactions. Prior to the Separation Transactions, net interest expense was primarily attributable to notes with affiliates.

Comparison of Fiscal Years Ended September 30, 2007 and 2006

  Net Sales

 Consolidated net sales increased $140.7 million, or 5.9%, to $2,513.8 million for fiscal year 2007 compared to $2,373.1 million for the same period in 2006. This increase was primarily the result of comparable store sales growth of 4.5%, the addition of 83 Sally Beauty Supply and 46 BSG stores during fiscal year 2007, and the acquisitions of Salon Services and Salon Success. Salon Services, which was acquired during the second quarter of 2007, contributed approximately $74.0 million of incremental revenue, and Salon Success, which was acquired during the third quarter of 2006, contributed approximately $21.4 million of incremental revenue during fiscal year 2007.

 Sally Beauty Supply.    Net sales for Sally Beauty Supply increased $148.1 million, or 10.4%, to $1,567.4 million for fiscal year 2007 compared to $1,419.3 million for the same period in 2006. Net sales increased primarily due to a 5.2% increase resulting from the Salon Services acquisition, which contributed $74.0 million of net sales during fiscal year 2007, the opening of 83 net new stores over the last 12 months (excluding acquisitions) and a comparable store sales growth of 2.7%, which includes a decline in same store number of transactions. In addition, the effect of exchange rates contributed $13.0 million or an increase in sales of 0.9%.

 Beauty Systems Group.    Net sales for BSG decreased $7.4 million, or 0.8%, to $946.4 million for fiscal year 2007 compared to $953.8 million for the same period in 2006. Net sales for fiscal year 2007 were impacted by changes in the L'Oreal distribution agreement, resulting in the loss of approximately $80 million of sales of L'Oreal products compared to fiscal year 2006. BSG also experienced a decline in sales at its franchised based business. These declines were mostly offset by comparable store sales growth of 10.1% and incremental sales of $21.4 million resulting from the acquisition of Salon Success, an increase in sales of non L'Oreal brands and the addition of 46 new stores over the last 12 months (excluding acquisitions) and the effect of exchange rates. The effect of exchange rates contributed approximately $3.7 million or an increase in sales of approximately 0.4%.

  Gross Profit

 Consolidated gross profit increased $67.0 million, or 6.2%, to $1,153.8 million for fiscal year 2007 compared to $1,086.8 million for the same period in 2006. Consolidated gross profit, as a percentage of net sales, was 45.9% for fiscal year 2007 compared to 45.8% for the prior year period. Gross profit margins increased slightly during fiscal year 2007 due to higher gross profit margins at Sally Beauty Supply, partially offset by lower gross profit margins at BSG. Gross profit margins for Sally Beauty Supply increased, in part, because of a continued increase in sales of higher margin exclusive label products, margin increases on certain products, and continued favorable changes in customer mix, partially offset by an increased weighting of revenues from our international business where gross margins are typically lower than in the U.S. Gross profit margins for BSG declined, in part, because of the loss of the exclusive distributorship rights for L'Oreal products resulting in margin pressure on the remaining L'Oreal sales, the growth in sales of lower margin products to replace the lost L'Oreal sales, and margin declines at BSG's franchise-based business.

  Selling, General and Administrative Expenses

 Consolidated selling, general and administrative expenses increased $59.1 million, or 7.4%, to $857.3 million for fiscal year 2007 compared to $798.2 million for the same period in 2006. These expenses, as a percentage of net sales, were 34.1% for fiscal year 2007 compared to 33.6% for the prior year period. The increase in expense is partly attributable to selling and administrative costs associated with the unit growth of the Sally Beauty Supply and BSG businesses, costs associated with the realignment of our BSG business, acquisitions, and additional expenses at our corporate support center. Additionally, selling, general and administrative expenses for fiscal year 2007 includes $13.1 million of share-based compensation expense, compared to $5.2 million for fiscal year 2006. Share-based compensation expense for fiscal year 2007 includes $2.6 million of accelerated expenses related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Omnibus Incentive Plan, and $5.3 million of expenses related to early vesting of equity awards as a result of the Separation Transactions.

  Depreciation and Amortization

 Consolidated depreciation and amortization increased $4.6 million, or 12.1%, to $42.6 million for fiscal year 2007 compared to $38.0 million for the same period in 2006, primarily due to the addition of assets associated with acquisitions and the unit growth of the Sally Beauty Supply and BSG businesses.

  Sales-based Service Fee Charged by Alberto-Culver

 The sales-based service fee charged to us by Alberto-Culver declined to $3.8 million for fiscal year 2007 from $28.9 million for fiscal year 2006 due to the cancellation of the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver in connection with the Separation Transactions.

  Other Expenses

 During fiscal year 2007 we recorded $21.5 million in expenses related to the Separation Transactions. These expenses were for fees allocated to us by Alberto-Culver and for the severance payments to Mr. Renzulli, former Chairman of Sally Holdings, Inc, as called for in the separation agreement from Alberto-Culver, of approximately $20.0 million, as well as severance payments to Mr. Robinson, our former Chief Financial Officer and Treasurer, prior to his retirement, of approximately $0.9 million, and for other professional fees. During fiscal year 2006, we recorded $41.5 million in expenses related to the terminated transaction with Regis.

  Operating Earnings

 Consolidated operating earnings increased by $48.4 million, or 26.9%, to $228.6 million for fiscal year 2007 compared to $180.2 million for the same period in 2006. Operating earnings, as a percentage of net sales, were 9.1% for fiscal year 2007 compared to 7.6% for the same period in 2006. The increase in consolidated operating earnings was primarily due to the cancellation of the consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver in connection with the Separation Transactions, and the expenses incurred as a result of the Separation Transactions being less than the expenses we recognized in 2006 related to the proposed but terminated Regis transaction. We do not allocate these expenses to our operating segments and these expenses are not reflected in the segment operating earnings of Sally Beauty Supply and BSG discussed below.

 Sally Beauty Supply.    Sally Beauty Supply's segment operating earnings increased $38.0 million, or 16.1%, to $273.4 million for fiscal year 2007 compared to $235.4 million for the same period in 2006. Segment operating earnings, as a percentage of net sales, was 17.4% for fiscal year 2007 compared to 16.6% for the same period in 2006. Sally Beauty Supply operating earnings were positively impacted by additional earnings from the Salon Services acquisition, growth in the number of stores, same store sales increases along with sales growth in certain merchandise categories, operating expense controls, as well as a gross margin improvement. Operating earnings margins improvements at our Sally Beauty Supply U.S. based business were partially offset by a greater weighing of international based earnings that typically carry lower operating earnings margins.

 Beauty Systems Group.    BSG's segment operating earnings decreased $23.8 million, or 26.9%, to $64.6 million for fiscal year 2007 compared to $88.4 million for the same period in 2006, in part, due to an increase of approximately $8.6 million in selling, general and administrative expenses related to the closure of a warehouse and expenses related to the realignment of its sales force, including expenditures related to the retention of certain professional distributor sales consultants, while also experiencing lower gross profit margins on a decreased sales volume. Sales volumes declined primarily as a result of certain L'Oreal sales as discussed earlier. Gross profit margins declined primarily as a result of the loss of L'Oreal related sales being partially replaced with lower margin products, margin declines on remaining L'Oreal product sales. BSG's franchise-based business also experienced a decline in profitability for fiscal year 2007. Segment operating earnings, as a percentage of net sales, was 6.8% for fiscal year 2007 compared to 9.3% for the same period in 2006.

  Net Interest Expense

 Interest expense, net of interest income, was $146.0 million and $0.1 million for fiscal years 2007 and 2006, respectively. The increase in interest expense was primarily attributable to the interest associated with the new debt incurred on November 16, 2006. The interest expense was partially offset by interest income of $1.7 million and $1.8 million for fiscal years 2007 and 2006, respectively. Included in interest expense for fiscal year 2007 is a marked to market fair value expense adjustment for interest rate swaps of $3.0 million.

  Provision for Income Taxes

 Provision for income taxes was $38.1 million during fiscal year 2007 compared to $69.9 million for the same period of 2006. The decreased provision for income taxes for fiscal year 2007 was principally the result of lower earnings before provision for income taxes due to increased interest expense. The effective tax rate was 46.1% in fiscal year 2007 and 38.8% in fiscal year 2006. The increase in the effective tax rate was primarily related to nondeductible transaction costs related to the Separation Transactions.

  Net Earnings

 As a result of the foregoing, consolidated net earnings decreased $65.7 million, or 59.6%, to $44.5 million for fiscal year 2007 compared to $110.2 million for the same period in 2006. Net earnings, as a percentage of net sales, were 1.8% for fiscal year 2007 compared to 4.6% for fiscal year 2006. Net earnings for fiscal year 2007 were reduced as a result of the expenses related to the Separation Transactions and increased interest expense associated with the debt incurred.

Comparison of Fiscal Years Ended September 30, 2006 and 2005

  Net Sales

 Consolidated net sales increased $118.8 million, or 5.3%, to $2,373.1 million for fiscal year 2006 compared to $2,254.3 million for the same period in 2005. This increase was primarily the result of comparable store sales growth of 2.8%, the inclusion of a full reporting period for CosmoProf for fiscal year 2006 which resulted in a 1.1% increase in net sales, the acquisition of Salon Success, which resulted in a 0.5% increase in net sales and the opening of new stores, including 98 net new stores opened during fiscal year 2006. CosmoProf was acquired in the first quarter of fiscal year 2005 and Salon Success was acquired during the third quarter of fiscal year 2006.

 Sally Beauty Supply.    Net sales for Sally Beauty Supply increased $60.4 million, or 4.4%, to $1,419.3 million for fiscal year 2006 compared to $1,358.9 million for the same period in 2005. Net sales increased primarily due to a 2.3% increase resulting from the opening of new stores, including 92 net new stores opened during fiscal year 2006, and comparable store sales growth of 2.4%. These increases were partially offset by the effect of foreign exchange rates, which decreased net sales by 0.2%.

 Beauty Systems Group.    Net sales for BSG increased $58.4 million, or 6.5%, to $953.8 million for fiscal year 2006 compared to $895.4 million for the same period in 2005. This improvement in net sales resulted primarily from the inclusion of a full reporting period for CosmoProf for fiscal year 2006, which provided

2.8% of the increase in net sales and the acquisition of Salon Success which provided 1.0% increase in net sales. The remaining increase was principally due to a 0.6% increase in net sales resulting from the opening of new stores, including 6 net new stores opened during fiscal year 2006 (including franchised stores), comparable store sales growth of 4.1% and a 0.7% positive impact from foreign exchange rates. These increases for fiscal year 2006 were partially offset by lower sales by BSG's professional distributor sales consultants as salon professionals shifted some of their purchases from sales consultants to BSG stores.

  Gross Profit

 Consolidated gross profit increased $59.8 million, or 5.8%, to $1,086.8 million for fiscal year 2006 compared to $1,027.0 million for the same period in 2005. Consolidated gross profit, as a percentage of net sales, was 45.8% for the year ended September 30, 2006 compared to 45.6% for the prior year period. The gross profit margin improvement is primarily attributable to improved vendor pricing, an increase in the percentage of sales made to retail customers (since such sales are at a higher gross profit margin than those made to salons and salon professionals) and with an increase in sales of exclusive label products.

  Selling, General and Administrative Expenses

 Consolidated selling, general and administrative expenses increased $29.4 million, or 3.8%, to $798.2 million for fiscal year 2006 compared to $768.8 million for the same period in 2005. These expenses, as a percentage of net sales, were 33.6% for fiscal year 2006 compared to 34.1% for the prior year period. The increase in expense is primarily attributable to selling and administrative costs associated with the growth of the Sally Beauty Supply and BSG businesses, including $9.0 million of selling and administrative costs from the acquired CosmoProf business and $3.3 million of costs from Salon Success, along with $5.2 million of stock option expense recognized pursuant to SFAS 123(R) and costs related to our corporate support facility.

  Depreciation and Amortization

 Consolidated depreciation and amortization increased $4.1 million, or 12.1%, to $38.0 million for fiscal year 2006 compared to $33.9 million for the same period in 2005, primarily due to the addition of assets associated with acquisitions and the unit growth of the Sally Beauty Supply and BSG businesses.

  Sales-based Service Fee Charged by Alberto-Culver

 The sales-based service fee charged to us by Alberto-Culver increased to $28.9 million for fiscal year 2006 from $27.6 million for fiscal year 2005, which is consistent with the increase in net sales. The consulting, business development and advisory services agreement between certain of our subsidiaries and Alberto-Culver was subsequently cancelled in fiscal year 2007 in connection with the Separation Transactions.

  Other Expenses

 Other expenses for fiscal year 2006 include expenses related to the terminated transaction with Regis. In accordance with the terms of the related transaction agreement, Alberto-Culver allocated to our business $41.5 million in expenses for fiscal year 2006 representing our share of the termination fee paid to Regis as well as legal and other professional fees and expenses related to the transaction. Other expenses for fiscal year 2005 include $4.1 million in non-cash charges related to Alberto-Culver's conversion to one class of common stock.

  Operating Earnings

 Consolidated operating earnings decreased by $12.4 million, or 6.4%, to $180.2 million for fiscal year 2006 compared to $192.6 for the same period in 2005. Operating earnings, as a percentage of net sales, were 7.6% for fiscal year 2006 compared to 8.5% for the same period in 2005. The decrease in consolidated operating earnings was primarily due to the allocation to our business by Alberto-Culver of $41.5 million of expenses related to the terminated Regis transaction. We do not allocate these expenses to our operating segments and these expenses are not reflected in the segment operating profit of Sally Beauty Supply and BSG discussed below.

 Sally Beauty Supply.    As a result of the foregoing, Sally Beauty Supply's segment operating profit increased $12.7 million, or 5.7%, to $235.4 million for fiscal year 2006 compared to $222.7 million for the same period in 2005. Segment operating profit, as a percentage of net sales, was 16.6% for fiscal year 2006 compared to 16.4% for the same period in 2005.

 Beauty Systems Group.    As a result of the foregoing, BSG's segment operating profit increased $17.2 million, or 24.2%, to $88.4 million for fiscal year 2006 compared to $71.2 million for the same period in 2005. Segment operating profit, as a percentage of net sales, was 9.3% for fiscal year 2006 compared to 8.0% to the same period in 2005.

  Net Interest Expense

 Interest expense, net of interest income, was $0.1 million and $3.0 million for fiscal years 2006 and 2005, respectively. Interest expense decreased $2.2 million to $1.9 million for fiscal year 2006 compared to $4.1 million for the same period in 2005. The decrease in interest expense was primarily attributable to the repayment of all notes payable to affiliated companies in December 2005. These expenses were partially offset by interest income of $1.8 million and $1.1 million for fiscal years 2006 and 2005, respectively.

  Provision for Income Taxes

 Provision for income taxes was $69.9 million during fiscal year 2006 compared to $73.1 million for the same period of 2005. The decreased provision for income taxes for fiscal year 2006 was principally the result of lower earnings before provision for income taxes. The effective tax rate was 38.8% in fiscal year 2006 and 38.6% in fiscal year 2005. The increase in the effective tax rate was primarily related to a change in the mix of earnings from foreign operations and higher state income taxes.

  Net Earnings

 As a result of the foregoing, consolidated net earnings decreased $6.3 million, or 5.4%, to $110.2 million for fiscal year 2006 compared to $116.5 million for the same period in 2005. Net earnings, as a percentage of net sales, were 4.6% for fiscal year 2006 compared to 5.2% for fiscal year 2005. Net earnings for fiscal year 2006 were impacted by expenses related to the terminated spin/merge transaction with Regis and share-based compensation expense recognized pursuant to SFAS 123(R). Net earnings for fiscal year 2005 were impacted by the non-cash charge from Alberto-Culver's conversion to one class of common stock and an adjustment related to lease accounting.

Financial Condition

September 30, 2007 Compared to September 30, 2006

 Working capital (current assets less current liabilities) at September 30, 2007 was $354.2 million compared to $479.1 million at September 30, 2006, representing a decrease of $124.9 million. The resulting ratio of current assets to current liabilities was 1.99 to 1.00 at September 30, 2007 compared to 2.65 to 1.00 at September 30, 2006. The decrease in current assets at September 30, 2007 was primarily impacted by a $69.3 million reduction in cash, which was primarily attributable to the payment of fees associated with the Separation Transactions, distributions to Alberto-Culver made in connection with the Separation Transactions and a $5.6 million decline in inventory levels, partially offset by an increase in trade accounts receivable, the prepayment of certain expenses and deferred income tax assets. The increase in current liabilities at September 30, 2007 was primarily impacted by the addition of the current maturities of long-term debt, which was incurred in connection with the Separation Transactions, of approximately $17.1 million, and accrued interest thereon of $34.5 million. In addition, we had an increase in accrued operating expenses and income taxes. A reduction in working capital is part of our business strategy to minimize the amount of capital employed in the business while maximizing the related operating profits.

 Net property and equipment increased $11.4 million to $154.1 million at September 30, 2007, compared to $142.7 million at September 30, 2006. Of this increase, approximately $4.2 million was attributable to acquisitions, with the remainder due primarily to the opening of new stores and remodeling of existing facilities.

 Goodwill increased $41.9 million to $406.6 million at September 30, 2007, compared to $364.7 million at September 30, 2006, primarily due to the acquisition of Salon Services and the effects of changes in foreign exchange rates.

 Intangible assets increased $17.3 million to $70.5 million at September 30, 2007, compared to $53.2 million at September 30, 2006, primarily due to the acquisition of Salon Services.

 Other assets increased $53.2 million to $61.1 million at September 30, 2007, compared to $7.9 million at September 30, 2006, primarily due to the costs associated with the issuance of debt, which will be amortized as interest expense over the term of the debt.

 Accrued expenses increased $39.7 million to $153.8 million at September 30, 2007, compared to $114.1 million at September 30, 2006. This increase was primarily a result of $34.5 million of interest expense related to the new debt incurred in connection with the Separation Transactions, and an increase in operating expenses and legal and other professional fees.

 Deferred income tax liabilities increased $8.6 million to $30.2 million at September 30, 2007, compared to $21.6 million at September 30, 2006. This increase was primarily due to differences between depreciation included for tax returns versus depreciation included in our statements of earnings, and purchase accounting adjustments.

 Stock options subject to redemption declined to $6.5 million at September 30, 2007, compared to $7.5 million as of September 30, 2006, primarily due to exercises of these options.

 Total stockholders' equity decreased as a result of the special dividend payment of approximately $2,342.1 million called for under the separation agreement from Alberto-Culver. The proceeds from the equity contribution of $575.0 million from CDRS and the proceeds from the debt were used to issue this dividend. In addition, retained earnings decreased by $44.4 million as a result of settlement of the inter-company agreement with Alberto-Culver, treated as a dividend.

 Additional paid-in capital increased as a result of the equity contribution made by Clayton, Dubilier & Rice, Inc. in connection with the Separation Transactions, partially offset by costs of approximately $42.4 million associated with the raising of such equity.

 Accumulated other comprehensive income—foreign currency translation increased $18.2 million to $34.5 million at September 30, 2007, compared to $16.3 million at September 30, 2006. The increase was primarily due to the weakening of the U.S. dollar versus certain foreign currencies, primarily the British pound and Canadian dollar.

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

 Following the completion of the Separation Transactions, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred in connection with the Separation Transactions and from funding the costs of operations, working capital and capital expenditures. As a holding company, we depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings' ability to pay dividends to us. In addition, under Delaware law, the ability of each of Sally Holdings and its subsidiaries to make distributions to us will be limited to the extent: (i) of its surplus, or if there is no surplus, of its net earnings for the fiscal year in which the distribution is declared and/or the preceding fiscal year, if such subsidiary is a corporation; or (ii) the fair value of its assets exceeds its liabilities, in the case of Sally Holdings or such subsidiary that is a limited liability company. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. See "Risk Factors—Risks Relating to Our Business, and—Risks Relating to Our Substantial Indebtedness."

 Our ability to obtain liquidity from the issuance of additional public or private equity is severely limited until at least two years have passed from the completion of the Separation Transactions, or November 2008, because issuance of our common stock may cause the Alberto-Culver share distribution to be taxable to us and our stockholders under Section 355(e) of the Code. See "Risk Factors—Risks Relating to the Tax Treatment of Our Separation from Alberto-Culver and Relating to Our Largest Stockholder."

 Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance capital expenditures, excluding acquisitions, over the next 12 months.

 There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under the ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, restrictions on our ability to issue public or private equity for at least two years after the Separation Transactions, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. See "Risk Factors."

Historical Cash Flow

 Our primary source of cash has been from funds provided by operating activities and, for fiscal year 2007, from borrowings. The primary uses of cash during the past three years were for acquisitions and capital expenditures and, for fiscal year 2007, for the cash dividend paid in connection with the Separation

Transactions. The following table shows our sources and uses of funds for the fiscal years ended September 30, 2007, 2006 and 2005 (in thousands):

	Year Ended September 30,
	2007	2006	2005
Cash provided by operating activities	$192,336	$156,721	$115,455
Cash used by investing activities	(121,364)	(52,158)	(126,045)
Cash provided (used) by financing activities	(141,883)	(32,205)	3,737
Effect of foreign exchange rates	1,612	(3,399)	12

Net increase (decrease) in cash and cash equivalents	$(69,299)	$68,959	$(6,841)

  Cash Provided by Operating Activities

 Net cash provided by operating activities during fiscal year 2007 increased by $35.6 million to $192.3 million, compared to $156.7 million during fiscal year 2006. The increase was primarily due to a reduction in cash used for inventory as we reduced our inventory levels, partially offset by lower net earnings due to interest expense.

 Net cash provided by operating activities during fiscal year 2006 increased by $41.2 million to $156.7 million, compared to $115.5 million during fiscal year 2005. The increase was primarily due to the timing of payments of amounts due to Alberto-Culver and to vendors and improved collections of other receivable balances, partially offset by lower net earnings adjusted for non-cash items and for increased amounts paid for inventories.

  Cash Used by Investing Activities

 Net cash used by investing activities during fiscal year 2007 increased by $69.2 million to $121.4 million, compared to $52.2 million during fiscal year 2006, primarily due to the acquisition of Salon Services, and capital expenditures for new stores and remodels of existing facilities. Included in fiscal year 2007 is $7.6 million paid to exercise an operating lease purchase option of a warehouse building that was subsequently sold for $8.0 million, which proceeds are included in the proceeds from sale of property and equipment.

 Net cash used by investing activities during fiscal year 2006 decreased by $73.8 million to $52.2 million, compared to $126.0 million in fiscal year 2005, primarily due to lower cash acquisition costs and capital expenditures in fiscal year 2006. Cash used for the acquisition of Salon Success during fiscal year 2006 was substantially less than the cash used for the acquisition of CosmoProf in the prior year period. Capital expenditures were $30.3 million for fiscal year 2006 compared to $52.2 million during the prior year period with the higher amount in 2005 principally related to the new corporate support facility in Denton, Texas.

  Cash Provided (Used) by Financing Activities

 Net cash used by financing activities during fiscal year 2007 increased by $109.7 million to $141.9 million, compared to $32.2 million during fiscal year 2006, primarily due to distributions to Alberto-Culver and costs associated with the Separation Transactions, including debt issuance costs and special cash dividend paid, partially offset by equity contributions and proceeds from the issuance of debt.

 Net cash used by financing activities was $32.2 million during fiscal year 2006 compared to net cash provided by financing activities of $3.7 million during fiscal year 2005. Net cash provided (used) by financing activities was negatively impacted in fiscal year 2006 by the net repayment of $16.7 million of notes with affiliated companies and the change in the book cash overdraft balance. For fiscal year 2005, Sally Holdings borrowed $52.3 million from affiliated companies, which was offset by repayments of

$52.1 million, and $40.0 million under Alberto-Culver's revolving credit facility, which was offset by repayments of $40.0 million.

Credit Facilities

 In connection with the Separation Transactions, we, through our subsidiaries: (i) entered into the Term Loans in an aggregate amount of $1,070.0 million; (ii) issued senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million (the Notes); and (iii) entered into the $400.0 million ABL facility, subject to borrowing base limitations, of which approximately $70.0 million was drawn at closing, which resulted in the incurrence of aggregate indebtedness in connection with the Separation Transactions of approximately $1,850.0 million. Proceeds from this new debt and the $575.0 million equity investment by the CDR Investors were used to pay a $25.00 per share cash dividend to holders of record of Alberto-Culver shares as of the record date for the Separation Transactions. See "Risk Factors—Risks Relating to Our Substantial Indebtedness."

 As of September 30, 2007, there were outstanding borrowings of $1,053.3 million under the Term Loans, at a weighted average interest rate of 8.0%, and outstanding borrowings of $710.0 million under the Notes, at a weighted average interest rate of 9.75%. In addition, we had $11.4 million outstanding borrowings under our ABL facility. As of September 30, 2007, we had $334.6 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

 The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business. These restrictions and limitations relate to:

•	disposal of assets	•	making investments (including joint ventures)
•	incurrence of additional indebtedness (including guarantees of additional indebtedness)	•	mergers, consolidations or sales of subsidiaries' assets
•	stock repurchase, dividends and distributions	•	transactions with affiliates
•	certain debt prepayments and modifications	•	ability of subsidiaries to pay dividends
•	liens on assets

 In addition, the ABL facility contains restrictions and limitations related to: (i) changing our line of business; (ii) changing our fiscal year; and (iii) creating or incurring negative pledges.

 The Term Loans and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The Term Loans may be prepaid at our option at any time without premium or penalty and is subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the Term Loans) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

 The Term Loans contain a covenant requiring Sally Holdings and its subsidiaries to comply with maximum consolidated secured leverage ratio levels, which will decline over time. The consolidated secured leverage ratio will be tested quarterly, with a maximum ratio of 5.25 for the four quarter period ending September 30, 2007. The consolidated secured leverage ratio is a ratio of (A) net consolidated secured debt to (B) Consolidated EBITDA as defined in the agreement underlying the Term Loans.

 The ABL facility contains a covenant requiring Sally Holdings and its subsidiaries to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 when availability under the ABL facility falls below $40.0 million. The fixed-charge coverage ratio is defined as the ratio of (A) EBITDA (as defined in the agreement underlying the ABL facility, or Credit Agreement EBITDA), less unfinanced capital expenditures to (B) fixed charges (as included in the definition of the fixed-charge coverage ratio in the agreement governing the ABL facility). The ABL facility uses fixed amounts for Credit Agreement EBITDA for periods preceding the Separation Transactions.

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

 Failure to comply with the consolidated secured leverage ratio covenant under the Term Loans would result in a default under such facilities. Failure to comply with the fixed-charge coverage ratio covenant (if and when applicable) under the ABL facility would result in a default under such facility. Either such a default could also result in a default under the other facility or facilities, as the case may be, and the Notes. Absent a waiver or an amendment from our lenders and note holders, such defaults could permit the acceleration of all indebtedness under the ABL facility, the Term Loans and the Notes, which would have a material adverse effect on our results of operations, financial position and cash flows.

 Consolidated EBITDA and Credit Agreement EBITDA are not recognized measurements under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating income or operating cash flow. In addition, because other companies may calculate EBITDA differently, Consolidated EBITDA and Credit Agreement EBITDA likely will not be comparable to EBITDA or similarly titled measures reported by other companies.

 We believe that we are currently in compliance with the agreements and instruments governing our debt, including our financial covenants. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. See "Risk Factors—Risks Relating to Our Substantial Indebtedness."

Capital Requirements

 For fiscal year 2008, we anticipate total capital expenditures of approximately $60.0 million. Capital expenditures will be primarily for the addition of new stores, our BSG distribution project, the remodel, expansion or relocation of existing facilities and various corporate projects.

Contractual Obligations

 The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2007 (dollars in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, including interest obligations(a)	$174,607	$355,672	$426,633	$1,858,891	$2,815,803
Operating leases(b)	110,561	169,323	92,863	56,881	429,628
Purchase obligations(c)	34,629	68,274	58,858	1,684	163,445
Other long-term obligations(d)	5,092	7,781	2,284	1,411	16,568

Total	$324,889	$601,050	$580,638	$1,918,867	$3,425,444

  (a)
  Long-term debt includes capital leases and future interest payments on debt facilities, based upon outstanding principal amounts and interest rates as of September 30, 2007.

  (b)
  In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets. The operating leases do not include executory costs.

  (c)
  Purchase obligations reflect legally binding agreements entered into by us to purchase goods that specify minimum quantities to be purchased with variable price provisions. In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets.

  (d)
  Other long-term obligations principally represent commitments under various acquisition-related agreements including non-compete, consulting and severance agreements and deferred compensation arrangements. These obligations are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

 The table above excludes amounts included in current liabilities, other than the current portion of long-term debt, as these items will be paid within one year, and long-term liabilities not requiring cash payments, such as deferred lease incentives.

 Our assumptions with respect to the interest rates applicable to the Term Loans and the ABL facility are subject to changes that may be material. In addition, other future events could cause actual payments to differ materially from these amounts. See Note 13 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data" of this report and "Item 7A—Quantitative & Qualitative Disclosure about Market Risk—Interest rate risk" for a discussion of interest rate swap agreements.

 The majority of our operating leases are for Sally Beauty Supply and BSG stores, which typically are located in strip shopping centers. The use of operating leases allows us to expand our business to new locations without making significant up-front cash outlays for the purchase of land and buildings.

Off-Balance Sheet Financing Arrangements

 At September 30, 2007 and 2006, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs, which totaled $9.4 million and $3.0 million, respectively.

Inflation

 We believe that inflation currently does not have a material effect on our results of operations.

Critical Accounting Policies and Estimates

 The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements. Actual results may differ from these estimates. We believe these estimates and assumptions are reasonable. We consider accounting policies to be critical when they require us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and when different estimates that our management reasonably could have used have a material effect on the presentation of our financial condition, changes in financial condition or results of operations.

 Our critical accounting policies relate to the valuation of inventories, vendor allowances, retention of risk, income taxes and share-based payments.

Valuation of Inventories

 When necessary, we provide allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Inventories are stated at the lower of cost (first in, first out method) or market (net realizable value). Estimates of the future demand for our products, age of the inventory and changes in stock-keeping units are some of the key factors used by our management in assessing the net realizable value of inventories. We estimate inventory shrinkage based on historical experience. Actual results differing from these estimates could significantly affect our inventories and cost of products sold and distribution expenses.

Vendor Allowances

 We account for cash consideration received from vendors under Emerging Issues Task Force, or EITF, Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, or EITF 02-16. EITF 02-16 states that cash consideration received by a customer is presumed to be a reduction of the cost of sales unless it is for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor's products. The majority of cash consideration we receive is considered to be a reduction of the cost of sales and is allocated to cost of products sold and distribution expenses as the related inventory is sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the statements of earnings. We record cash consideration expected to be received from vendors in other receivables. These receivables are recorded at the amount we believe will be collected based on the provisions of the programs in place and are computed by estimating the point in time that we have completed our performance under the agreements and the amounts earned. These receivables could be significantly affected if actual results differ from management's expectations.

Retention of Risk

  Employee Health Insurance Liability

 We maintain a largely self-funded program for healthcare benefits for employees who work for us on a full-time basis. We cover the majority of expenses associated with these benefits, other than payroll deductions and out-of pocket expenses paid by the employees. Payments for healthcare benefits below specified amounts (currently $350,000 per individual per year and $1,000,000 per individual for a lifetime maximum) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in claims incurred but not yet reported, and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2007, we have accrued an estimated liability relating to employee health insurance of $6.1 million. Prior to the Separation Transactions, our employees were covered by healthcare plans provided by Alberto-Culver.

 Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs of our employee healthcare benefits. Estimates of medical costs and trends in claims are some of the key factors used by our management in determining the liability. This liability could be significantly affected if actual results differ from management's expectations.

  Workers' Compensation Liability, General Liability and Automobile and Property Liability

 We maintain a large deductible insurance plan for workers' compensation liability, general liability and automobile and property liability loss exposures. We base our estimates of ultimate liability on an actuarial analysis performed by an independent third party actuary. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2007, our balance sheet included an estimated liability related to the deductible and retention limits of approximately $10.7 million. Prior to the Separation Transactions, we were covered by the workers' compensation, general liability and automobile and property liability plans provided by Alberto-Culver.

 Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our workers' compensation, general liability and automobile and property liability insurance coverage. Changes in estimates occur over time due to factors such as claims incidence and severity of injury or damages. The liabilities could be significantly affected if actual results differ from management's expectations.

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

Share-Based Payments

 Effective October 1, 2005, we adopted SFAS 123(R) using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS 123(R). We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

 The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical exercise trends. We estimate expected volatility by using an industry group that we belong to since it is not practicable to estimate the expected volatility due to our lack of trading history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue at the date of the grant for the expected life of the stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. We have based all these estimates on our assumptions as of September 30, 2007. Our estimates for future periods may be based on different assumptions and accordingly may differ.

Recent Accounting Pronouncements

 In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective in fiscal years beginning after November 15, 2007. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

 In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying the Misstatements in Current Year Financial Statements, or SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We implemented the provisions of SAB 108 during the first quarter of fiscal year 2007 and it did not have a material impact on our consolidated financial position, statements of earnings or cash flows.

 In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, statements of earnings or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

 We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. For fiscal year 2007, approximately 16% of our sales were made in currencies other than the U.S. dollar. Fluctuations in U.S. dollar exchange rates within the range of the rates for fiscal years 2007, 2006 and 2005 did not have a material effect on our financial condition and results of operations. We do not use derivative financial instruments to manage foreign currency exchange rate risk.

Interest rate risk

 As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the Term Loans and the ABL facility. Based on the approximately $1.1 billion of borrowings under the Term Loans and the ABL facility as of September 30, 2007, a change in the estimated interest rate up or down by 1/8% will increase or decrease earnings before provision for income taxes by approximately $1.3 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

 We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. In addition, the agreement underlying our Term Loans require that we and/or certain of our other subsidiaries hedge a portion of our floating interest rate exposure for a specified period.

 On November 24, 2006, we entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million, respectively. These agreements expire on November 24, 2008 and 2009, respectively. The agreements allow us to convert a portion of our variable rate interest to a fixed rate of 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.00% to 2.50%), respectively. As discussed in "Risk Factors" herein, changes in the fair value of these interest rate swap agreements driven by interest rate changes will increase or decrease our net interest expense and may therefore affect our earnings.

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

        See "Index to Financial Statements" which is located on page 74 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

 Background.    Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K sets forth the attestation report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management's assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the KPMG attestation report for a more complete understanding of the topics presented.

 Controls Evaluation and Related CEO and CFO Certifications.    Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

 Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this report. This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

 Conclusions regarding Disclosure Controls.    Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2007, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting.

 Management of the Company, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

 All internal control systems, no matter how well designed, have inherent limitations. A system of internal controls may become inadequate over time because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

 Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of September 30, 2007 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

 Attestation Report of Registered Public Accounting Firm.    Please refer to KPMG's Attestation Report Management's Report on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 74 of this report.

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

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 of this Annual Report on Form 10-K is incorporated by reference to our Proxy Statement related to the 2008 Annual Meeting of Shareholders under the headings "Proposal 1—Election of Directors," "Executive Officers of the Registrant," "Information Regarding Corporate Governance, the Board, and Its Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Report of the Audit Committee."

 The Board of Directors has adopted: (i) Corporate Governance Guidelines and a (ii) Code of Business Conduct and Ethics that apply to directors, officers and employees. Copies of these documents and the committee charters are available on our website at www.sallybeautyholdings.com and are available in print to any person, without charge, upon written request to the Vice President of Investor Relations. We intend to disclose on our website at www.sallybeautyholdings.com any substantive amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to these individuals or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement related to the 2008 Annual Meeting of Shareholders under the headings "Information on the Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement related to the 2008 Annual Meeting of Shareholders under the heading "Ownership of Securities."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement related to the 2008 Annual Meeting of Shareholders under the headings "Information Regarding Corporate Governance, the Board, and Its Committees," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions,"

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement related to the 2008 Annual Meeting of Shareholders under the headings "Proposal 2—Ratification of Selection of Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Documents filed as part of this report:

(a)   Financial Statements and Financial Statement Schedules

See "Index to Financial Statements" which is located on page 74 of this report.

(b)   Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this report or are incorporated herein by reference:

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description
2.1	Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
2.2
First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.2 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
2.3
Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.02 to the Company's Current Report on Form 8-K filed on October 30, 2006
2.4
Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.3 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
2.5
First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.4 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
2.6
Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.01 to the Company's Current Report on Form 8-K filed on October 30, 2006

2.7
Agreement for the sale and purchase of the entire issued share capital of Chapelton 21 Limited, a private company incorporated in Scotland, dated as of February 15, 2007 by and among Ogee Limited, a company incorporated under the laws of England and Wales and an indirect wholly-owned subsidiary of the Company, and the shareholders named therein, which is incorporated by reference from Exhibit 2.7 to the Company's Quarterly Report on Form 10-Q filed May 10, 2007
3.1
Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on November 20, 2006
3.2
Amended and Restated By-Laws of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed on November 20, 2006
3.3
Second Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated December 5, 2006, which is incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 7, 2006
4.1
Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated by reference from Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.2
First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on December 22, 2006
4.3
Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.4
First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007
4.5
Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.6
First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

4.7
Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.8
Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.9
Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.1 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.10
Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.2 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.11
Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.1 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.12
U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.6.2 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.13
Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. and certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.3 to the Company's Current Report on Form 8-K filed on November 22, 2006

4.14
Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated by reference from Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 22, 2006
10.1
Tax Allocation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
10.2
First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.2 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
10.3
Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.01 to the Company's Current Report on Form 8-K filed on October 30, 2006
10.4
Employee Matters Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.3 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
10.5
First Amendment to the Employee Matters Agreement, dated October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.4 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
10.6
Second Amendment to the Employee Matters Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.02 to the Company's Current Report on Form 8-K filed on October 30, 2006
10.7
Support Agreement, dated as of June 19, 2006, among CDRS Acquisition LLC, Alberto-Culver Company, New Sally Holdings, Inc. and the stockholders party thereto, which is incorporated by reference from Exhibit 10.10 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006
10.8
Support Agreement, dated as of June 19, 2006, among CDRS Acquisition LLC, Alberto-Culver Company, New Sally Holdings, Inc. and Howard B. Bernick, which is incorporated by reference from Exhibit 10.11 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006

10.9
Termination and Consulting Agreement, dated as of June 19, 2006, among Michael H. Renzulli, Alberto-Culver Company and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 22, 2006
10.10
Termination Agreement, dated as of June 18, 2006, among Alberto-Culver Company, Sally Holdings, Inc. and Gary G. Winterhalter, which is incorporated by reference from Exhibit 10.9 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006
10.11
Form of First Amendment to the Termination Agreement with Gary G. Winterhalter, which is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 29, 2007
10.12
Form of Severance Agreement for Executive Officers (Gary G. Winterhalter, Michael G. Spinozzi, John R. Golliher, Neil B. Riemer, W. Richard Dowd, Bennie L. Lowery, Raal H. Roos), which is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 22, 2006
10.13	Form of Indemnification Agreement with Directors, which is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2006
10.14
Form of Termination Agreement for Executive Officers (Gary T. Robinson, W. Richard Dowd, Bennie L. Lowery, Raal H. Roos) which is incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K filed December 22, 2006
10.15
Severance Letter, dated as May 25, 2006, from Sally Beauty Company, Inc. to Michael G. Spinozzi, which is incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on December 22, 2006
10.16
Director and Officer Indemnification Agreement, dated as of January 15, 2007, between Sally Beauty Holdings, Inc. and David L. Rea, which is incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on January 16, 2007
10.17
Letter Agreement, dated as of January 9, 2007, between Sally Beauty Holdings, Inc. and David L. Rea, which is incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of Sally Beauty Holdings, Inc. filed on January 16, 2007
10.18	Sally Beauty Holdings, Inc. Independent Director Compensation Policy, which is incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2007
10.19
Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated by reference from Exhibit 10.16 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007
10.20
Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, which is incorporated by reference from Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007
10.21
Alberto-Culver Company 2003 Restricted Stock Plan, which is incorporated by reference from Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

10.22
Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended, which is incorporated by reference from Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007
10.23
Alberto-Culver Company Management Incentive Plan, which is incorporated by reference from Exhibit 10.20 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007
10.24
Sally Beauty Holdings, Inc. Annual Incentive Plan, which is incorporated by reference from Exhibit 10.21 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007
10.25	Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 3, 2007
10.26
Form of Stock Option Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference form Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.27
Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 27, 2007
10.28
Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.29
Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference form Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.30
Statement relating to relocation payments to John R. Golliher, President of Beauty Systems Group LLC incorporated by reference from Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2007
21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*
23.1	Consent of KPMG*
31.1-31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications*
32.1-32.2	Section 1350 Certifications*

*
Included herewith

 PLEASE NOTE: It is inappropriate for investors to assume the accuracy of any covenants, representations or warranties that may be contained in agreements or other documents filed as exhibits to this Annual Report on Form 10-K. In certain instances the disclosure schedules to such agreements or documents contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants. Moreover, some of the representations and warranties may not be complete or accurate as of a particular date because they are subject to a contractual standard of materiality that is different from those generally applicable to stockholders and/or were used for the purpose of allocating risk among the parties rather than establishing certain matters as facts. Accordingly, you should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of November, 2007.

SALLY BEAUTY HOLDINGS, INC.
By:	/s/ GARY G. WINTERHALTER Gary G. Winterhalter President, Chief Executive Officer and Director
By:	/s/ DAVID L. REA David L. Rea Senior Vice President and Chief Financial Officer
By:	/s/ MARK J. FLAHERTY Mark J. Flaherty Vice President, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES G. BERGES James G. Berges	Chairman of the Board and Director	November 29, 2007
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Director	November 29, 2007
/s/ MARSHALL E. EISENBERG Marshall E. Eisenberg	Director	November 29, 2007
/s/ DONALD J. GOGEL Donald J. Gogel	Director	November 29, 2007
/s/ ROBERT R. MCMASTER Robert R. McMaster	Director	November 29, 2007
/s/ WALTER METCALFE Walter Metcalfe	Director	November 29, 2007
/s/ JOHN A. MILLER John A. Miller	Director	November 29, 2007
/s/ MARTHA MILLER DE LOMBERA Martha Miller de Lombera	Director	November 29, 2007
/s/ EDWARD W. RABIN Edward W. Rabin	Director	November 29, 2007
/s/ RICHARD J. SCHNALL Richard J. Schnall	Director	November 29, 2007

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements
Years ended September 30, 2007, 2006, and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited Sally Beauty Holdings, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sally Beauty Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sally Beauty Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sally Beauty Holdings, Inc. (prior to November 16, 2006, Sally Holdings, Inc.) and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of earnings, cash flows and stockholders' (deficit) equity for each of the years in the three-year period ended September 30, 2007, and our report dated November 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Dallas, Texas
November 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. (prior to November 16, 2006, Sally Holdings, Inc.) and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of earnings, cash flows and stockholders' (deficit) equity for each of the years in the three-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sally Beauty Holdings, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment in fiscal year 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sally Beauty Holdings, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 28, 2007 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Dallas, Texas
November 28, 2007

Introduction

The following financial statements as of and for the fiscal year ended September 30, 2007 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries. The financial condition as of September 30, 2006 and the financial statements for the fiscal years ended September 30, 2006 and 2005 are those of Sally Holdings, Inc. and its consolidated subsidiaries. Sally Holdings, Inc. was a wholly-owned subsidiary of Alberto-Culver Company ("Alberto-Culver") until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed "Sally Holdings LLC" and became an indirect wholly-owned subsidiary of our company in connection with the separation of our business from Alberto-Culver. Sally Beauty Holdings, Inc. was formed on June 16, 2006 in connection with the separation of our business from Alberto-Culver.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2007 and 2006
(In thousands, except per share data)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$38,272	$107,571
Trade accounts receivable, less allowance for doubtful accounts of $2,564 and $2,246 at September 30, 2007 and 2006, respectively	51,409	45,462
Other receivables	22,194	21,228
Inventories	569,404	574,983
Prepaid expenses	15,639	10,255
Due from Alberto-Culver	—	463
Deferred income tax assets	15,269	10,327

Total current assets	712,187	770,289
Property and equipment, net of accumulated depreciation of $215,826 and $187,089 at September 30, 2007 and 2006, respectively	154,068	142,735
Goodwill	406,623	364,693
Intangible assets, net of accumulated amortization of $11,904 and $8,195 at September 30, 2007 and 2006, respectively	70,505	53,238
Other assets	61,120	7,886

Total assets	$1,404,503	$1,338,841

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$17,147	$503
Accounts payable	176,660	176,623
Accrued expenses	153,826	114,056
Income taxes	10,369	—

Total current liabilities	358,002	291,182
Long-term debt	1,758,594	621
Other liabilities	18,828	11,953
Deferred income tax liabilities	30,240	21,590

Total liabilities	2,165,664	325,346
Stock options subject to redemption	6,549	7,528
Stockholders' (deficit) equity:
Common stock, $0.01 par value. Authorized 400,000 shares; issued 181,259 shares and outstanding 180,909 shares at September 30, 2007	1,809	—
Common stock, no par value. Authorized 1 share; issued and outstanding 1 share at September 30, 2006	—	—
Additional paid-in capital	610,513	62,172
Retained (deficit) earnings	(1,414,554)	927,512
Accumulated other comprehensive income—foreign currency translation	34,522	16,283

Total stockholders' (deficit) equity	(767,710)	1,005,967

Total liabilities and stockholders' (deficit) equity	$1,404,503	$1,338,841

See accompanying notes to consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended September 30, 2007, 2006, and 2005
(In thousands, except per share data)

	2007	2006	2005
Net sales	$2,513,772	$2,373,100	$2,254,307
Cost of products sold and distribution expenses	1,360,025	1,286,329	1,227,307

Gross profit	1,153,747	1,086,771	1,027,000
Selling, general and administrative expenses	857,276	798,211	768,847
Depreciation and amortization	42,605	38,032	33,906
Sales-based service fee charged by Alberto-Culver	3,779	28,852	27,615
Non-cash charge related to Alberto-Culver's conversion to one class of common stock	—	—	4,051
Transaction expenses	21,502	41,475	—

Operating earnings	228,585	180,201	192,581
Interest expense, net	145,972	92	2,966

Earnings before provision for income taxes	82,613	180,109	189,615
Provision for income taxes	38,121	69,916	73,154

Net earnings	$44,492	$110,193	$116,461

Net earnings per share:(a)
Basic	$0.25	N/A	N/A

Diluted	$0.24	N/A	N/A

Weighted average shares:(b)
Basic	180,392	N/A	N/A

Diluted	182,375	N/A	N/A

  (a)
  Net earnings per share were not calculated for fiscal years 2006 and 2005 since the Company was a wholly-owned subsidiary of Alberto-Culver. See Note 3 for information about the separation from Alberto-Culver.

  (b)
  Weighted average shares for fiscal year 2007 was calculated from November 16, 2006 through September 30, 2007, which represents the actual number of days that shares of the Company's common stock were publicly traded.

See accompanying notes to consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended September 30, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005
Cash Flows from Operating Activities:
Net earnings	$44,492	$110,193	$116,461
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,605	38,032	33,906
Non-cash charge related to Alberto-Culver's conversion to one class of common stock (net of deferred tax benefit of $1,418 in 2005)	—	—	2,633
Share-based compensation expense (net of deferred tax benefit of $5,106 and $1,815 in 2007 and 2006, respectively)	7,959	3,371	—
Amortization of deferred financing costs	7,407	—	—
Excess tax benefit from share-based compensation	(780)	—	—
Net loss on disposal of leaseholds and other property	1,820	1,615	1,686
Deferred income taxes	4,441	2,360	9,706
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	2,297	(2,324)	8
Other receivables	359	(1,468)	(4,992)
Inventories	40,035	(40,859)	(23,123)
Prepaid expenses	(2,417)	1,237	(92)
Other assets	(1,005)	(242)	(1,039)
Accounts payable and accrued expenses	24,582	38,443	(13,674)
Income taxes	8,793	—	—
Due from Alberto-Culver	463	13,017	(7,477)
Other liabilities	11,285	(6,654)	1,452

Net cash provided by operating activities	192,336	156,721	115,455

Cash Flows from Investing Activities:
Proceeds from sales of short-term investments	—	—	44,600
Payments for purchases of short-term investments	—	—	(22,050)
Capital expenditures	(53,345)	(30,342)	(52,236)
Proceeds from sale of property and equipment	8,395	596	559
Acquisitions, net of cash acquired	(76,414)	(22,412)	(96,918)

Net cash used by investing activities	(121,364)	(52,158)	(126,045)

Cash Flows from Financing Activities:
Change in book cash overdraft	(6,515)	(10,269)	15,386
Proceeds from issuance of long-term debt	2,204,625	571	40,228
Repayments of long-term debt	(430,012)	(826)	(40,269)
Proceeds related to notes with affiliated companies	—	15,230	52,281
Payments related to notes with affiliated companies	—	(31,880)	(52,053)
Debt issuance costs	(58,541)	—	—
Equity contributions	575,000	—	—
Equity issuance costs	(42,378)	—	—
Proceeds from exercises of stock options	1,717	—	—
Excess tax benefit from share-based compensation	780	—	—
Special cash dividend paid	(2,342,148)	—	—
Distributions to Alberto-Culver	(44,411)	(5,661)	(11,836)
Excess tax benefit from exercises of Alberto-Culver stock options	—	630	—

Net cash (used) provided by financing activities	(141,883)	(32,205)	3,737

Effect of foreign exchange rate changes on cash and cash equivalents	1,612	(3,399)	12

Net (decrease) increase in cash and cash equivalents	(69,299)	68,959	(6,841)
Cash and cash equivalents, beginning of year	107,571	38,612	45,453

Cash and cash equivalents, end of year	$38,272	$107,571	$38,612

Supplemental Cash Flow Information:
Cash paid for:
Interest	$111,336	$2,339	$4,109
Income taxes	$42,732	$63,922	$55,986

See accompanying notes to consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholder's (Deficit) Equity
Years ended September 30, 2007, 2006, and 2005
(In thousands)

	Number of Shares	Dollars
	Common Stock Outstanding	Common Stock Outstanding	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Stockholders' (Deficit) Equity
Balance at September 30, 2004	1	$—	$58,584	$718,355	$9,224	$786,163

Net earnings	—	—	—	116,461	—	116,461
Foreign currency translation	—	—	—	—	4,208	4,208

Total comprehensive income	—	—	—	116,461	4,208	120,669
Capital contribution related to Alberto-Culver's conversion to one class of common stock	—	—	4,051	—	—	4,051
Tax benefit from exercises of Alberto-Culver stock options	—	—	1,249	—	—	1,249
Distributions to Alberto-Culver	—	—	—	(11,836)	—	(11,836)

Balance at September 30, 2005	1	—	63,884	822,980	13,432	900,296

Net earnings	—	—	—	110,193	—	110,193
Foreign currency translation	—	—	—	—	2,851	2,851

Total comprehensive income	—	—	—	110,193	2,851	113,044
Tax benefit from exercises of Alberto-Culver stock options	—	—	630	—	—	630
Distributions to Alberto-Culver	—	—	—	(5,661)	—	(5,661)
Vesting of share-based compensation	—	—	5,186	—	—	5,186
Stock options subject to redemptions	—	—	(7,528)	—	—	(7,528)

Balance at September 30, 2006	1	—	62,172	927,512	16,283	1,005,967
Net earnings	—	—	—	44,492	—	44,492
Foreign currency translation	—	—	—	—	18,239	18,239

Total comprehensive income	—	—	—	44,492	18,239	62,731
Adjustment to stockholder contribution	—	—	1,067	—	—	1,067
Retirement of common stock	(1)	—	(1)	1	—	—
Distributions to Alberto-Culver	—	—	—	(44,411)	—	(44,411)
Stock issued in connection with separation including equity contribution	180,050	1,801	573,199	—	—	575,000
Equity issuance costs	—	—	(42,378)	—	—	(42,378)
Special cash dividend	—	—	—	(2,342,148)	—	(2,342,148)
Vesting of share-based compensation	—	—	13,065	—	—	13,065
Stock issued for stock options	859	8	3,389	—	—	3,397

Balance at September 30, 2007	180,909	$1,809	$610,513	$(1,414,554)	$34,522	$(767,710)

See accompanying notes to consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries ("Sally Beauty", or "the Company") sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores, in the U.S., Puerto Rico, Mexico, Canada, Japan, United Kingdom and certain other countries in Europe. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group ("BSG") store operations and a commissioned direct sales force that calls on salons in the U.S., Canada, United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern U.S. and Mexico through the operations of its subsidiary Armstrong McCall, L.P. ("Armstrong McCall"). Certain beauty products sold by BSG and Armstrong McCall are sold through exclusive territory agreements with the manufacturers of the products.

On November 10, 2006, the stockholders of Alberto-Culver approved a plan to separate its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies. As more fully discussed in Note 3, the separation was completed on November 16, 2006 (the "Separation Transactions"). The Separation Transactions were effected pursuant to an investment agreement dated as of June 19, 2006 (the "Investment Agreement"), among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, Inc. ("Sally Holdings"), and CDRS Acquisition LLC ("CDRS"). Sally Holdings was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006, when it was converted to a Delaware limited liability company, was renamed "Sally Holdings LLC," and became an indirect wholly-owned subsidiary of Sally Beauty. Sally Beauty was formed on June 16, 2006, and became the accounting successor company to Sally Holdings, Inc. upon the completion of the Separation Transactions.

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements of our business prior to November 16, 2006 have been prepared from financial statements and accounting records maintained by Alberto-Culver and reflect assumptions and allocations made by Alberto-Culver. The historical consolidated financial statements may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity.

All references in these notes to "management" are to the management of Sally Beauty. All references in these notes to "the Company" are to Sally Beauty and, prior to November 16, 2006, Sally Holdings, Inc.

2. Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year's presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the financial statements. Management believes the estimates and assumptions are reasonable.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates market value. Also included in cash equivalents are proceeds due from credit and debit card transactions, which generally settle within five to seven days, and were approximately $10.9 million and $8.2 million at September 30, 2007 and 2006, respectively.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, interest rate swap agreements and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these financial instruments.

The Company utilizes interest rate swap agreements to manage the cash flow risk associated with changing interest rates and accounts for them in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"). The Company does not purchase or hold any derivative instruments for speculative or trading purposes. These derivative instruments are not designated as hedges, and changes in the fair value of these agreements are recorded as increases (decreases) to interest expense in the consolidated statements of earnings.

The fair value of the Company's long-term borrowings was approximately $1,759.3 million at September 30, 2007. The fair values of the Company's long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions. Accounts receivable are generally diversified due to the number of entities comprising the Company's customer base and their dispersion across many geographical regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

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

In the consolidated statements of earnings, bad debt expense is included in selling, general and administrative expenses. The Company's exposure to credit risk with respect to trade receivables is mitigated by the Company's broad customer base.

Other Receivables

Other receivables consist primarily of amounts expected from vendors under various contractual agreements. Other receivables are recorded at the amount management estimates will be collected under these agreements.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). When necessary, the Company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Estimates of the future demand for the Company's products, age of the inventory and changes in stock keeping units ("SKUs") are some of the key factors used by management in assessing the net realizable value of inventories. The Company estimates inventory shrinkage based on historical experience.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on estimated useful lives of the respective classes of assets. Buildings and building improvements are depreciated over periods ranging from five to 40 years. Furniture, fixtures and equipment are depreciated over periods ranging from three to ten years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals determined to be reasonably assured. Expenditures for maintenance and repairs are expensed as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts.

Lease Accounting

The Company's leases for office space, retail stores and the distribution facilities are accounted for as operating leases. Rent expense is recognized on a straight-line basis from the date the Company takes possession of the property to begin preparation of the site for occupancy to the end of the lease term, including renewal options determined to be reasonably assured. Certain leases provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability along with the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Certain lease agreements provide for tenant improvement allowances. The allowances are recorded as a deferred lease credit, included in accrued expenses and other liabilities, on the balance sheet and amortized on a straight-line basis over the lease term as a reduction of rent expense, which is consistent with the amortization period for the constructed assets.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no significant impairments in the current or prior fiscal years presented.

Goodwill and Other Intangibles

Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Goodwill is reviewed for impairment annually, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Management considers whether there has been a permanent impairment to the value of goodwill and other intangibles by evaluating if various factors, including current operating results, anticipated future results and cash flows, and market and economic conditions, indicate possible impairment. Based on the annual reviews performed, there was no impairment in the current or prior fiscal years presented.

Other intangibles with indefinite lives include certain distribution rights. Other intangible assets subject to amortization include customer relationships, certain distribution rights and non-competition agreements, and are amortized over periods of one to ten years. The weighted average amortization period is approximately four years.

Deferred Financing Costs

Expenses incurred with the issuance of long-term debt are capitalized and amortized over the life of the related debt agreements on a straight line-basis, or by using the effective interest method. These expenses are recorded on the consolidated balance sheet as other assets.

Self-Insurance Programs

The Company retains a substantial portion of the risk related to certain workers' compensation, general liability and auto and property insurance plans. Predetermined loss limits have been arranged with insurance companies to limit the per occurrence and aggregate cash outlay. Certain of our employees and their dependents are also covered by a self-insurance program for healthcare, up to a certain maximum lifetime limit. Currently these costs, other than payroll deductions and certain out-of-pocket amounts, are largely funded by the Company. The Company maintains an annual stop loss insurance policy for the healthcare plan.

The Company records an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date, which includes both claims filed and losses incurred but not yet reported. The Company estimates the ultimate cost based on an analysis of historical data and actuarial estimates. Workers' compensation, general liability and auto and property insurance liabilities are recorded at the estimate of their net present value, while healthcare plan liabilities are not discounted. These estimates are reviewed on a regular basis to ensure that the liability is appropriate. The Company believes the amounts accrued are adequate, although actual losses may differ from the amounts provided.

Advertising Costs

Advertising costs are expensed either as incurred or the first time the advertising occurs. Advertising costs were approximately $49.2 million, $49.1 million and $45.3 million in the fiscal years ended September 30, 2007, 2006 and 2005, respectively, and are included in selling, general and administrative expenses in the consolidated statements of earnings.

Vendor Allowances

The Company accounts for cash consideration received from vendors under Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor ("EITF 02-16"). EITF 02-16 states that cash consideration received by a customer is presumed to be a reduction of the cost of sales unless it is for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor's products. The majority of cash consideration received by the Company is considered to be a reduction of the cost of sales and is allocated to cost of products sold and distribution expenses as the related inventory is sold.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109 deferred income taxes are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statements of earnings in the period of enactment. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Foreign Currency

The functional currency of the Company's foreign operations is the applicable local currency. Balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date, while the results of operations are translated using the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders' equity. Foreign currency transaction gains or losses are included in the consolidated statements of earnings and were not significant in any period presented.

Net Earnings Per Share

Basic net earnings per share is calculated by dividing net earnings by the weighted-average number of shares outstanding since the Separation Transactions. Diluted net earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

Revenue Recognition

The Company recognizes revenue when a customer consummates a point of sale transaction in a store. The cost of sales incentive programs, such as customer and consumer coupons, are recognized as a reduction of revenue at the time of sale. Taxes collected from customers and remitted to governmental authorities are recorded by the Company on a net basis, and are excluded from revenue. The Company also recognizes revenue on merchandise shipped to customers when title and risk of loss pass to the customer. Appropriate provisions for sales returns and cash discounts are made at the time the sales are recorded. Sales returns and allowances were approximately 2.4% of net sales over the past three fiscal years.

Shipping and Handling

Shipping and handling costs related to freight and distribution expenses for delivery directly to customers are included in selling, general and administrative expenses in the consolidated statements of earnings and amounted to $38.3 million, $41.9 million and $41.1 million for the fiscal years 2007, 2006 and 2005, respectively. All other shipping and handling costs, such as freight from distribution centers to stores and handling costs in the distribution centers, are included in cost of products sold and distribution expenses.

Share-Based Compensation

The Company accounts for stock option and stock award, which include share-based payment plans in accordance with SFAS 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"). Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

Effective October 1, 2005, the Company adopted SFAS 123(R) using the modified prospective method. Under this method, compensation expense related to stock options granted to the Company employees was recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS 123(R). In accordance with the modified prospective method, the financial statements for fiscal year 2005 have not been restated.

Prior to fiscal year 2006, the Company measured stock-based compensation expense using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and provided the required pro forma disclosures required by SFAS 123, Accounting for Stock-Based Compensation, and, accordingly, no compensation expense related to stock options was recognized in the consolidated statements of earnings, except for a non-cash charge related to Alberto-Culver's conversion to one class of common stock.

Had total compensation expense been determined based upon the fair value of stock options and stock awards on the dates of grant and recognized over the vesting period consistent with SFAS No. 123(R), the Company's pro forma net earnings for fiscal year 2005 would have been as follows (in thousands):

Reported net earnings:	$116,461
Add: Stock-based compensation expense included in reported net earnings, net of related income tax effects	2,985
Less: Stock-based compensation expense determined under the fair value based method for all awards, net of related income tax effects	(3,289)

Pro-forma net earnings	$116,157

The $3.0 million addition to reported net earnings in fiscal year 2005 for share-based compensation expense includes $2.6 million of after-tax non-cash charges related to Alberto-Culver's conversion to a single class of common stock.

Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107, Share-Based Payment, requires public companies to apply the rules of Accounting Series Release No. 268 ("ASR 268"), Presentation in Financial Statements of Redeemable Preferred Stocks, to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions, which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders' equity. Share-based compensation plans that were previously under Alberto-Culver stock option plans granted stock options to Company employees with a contingent cash settlement provision upon the occurrence of certain change in control events. As such, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the Company or Alberto-Culver. In accordance with ASR 268, the Company has reclassified $6.5 million from additional paid-in capital to "stock options subject to redemption" outside of stockholders' equity on its consolidated balance sheet as of September 30, 2007. This amount will be reclassified back into additional paid-in capital in future periods as the related stock options are exercised or canceled.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of this pronouncement on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of this pronouncement on the Company's consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying the Misstatements in Current Year Financial Statements ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company implemented the provisions of SAB 108 during the first quarter of fiscal year 2007 and it did not have a material impact on the Company's consolidated financial position, statements of earnings or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the Company's consolidated financial position, statements of earnings or cash flows.

3. Regis Agreement and Separation Transactions

On January 10, 2006, Alberto-Culver entered into an agreement with Regis Corporation ("Regis") to merge Sally Holdings with a subsidiary of Regis in a tax-free transaction. Pursuant to the terms and conditions of the merger agreement, Sally Holdings was to be spun off to Alberto-Culver's stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger.

On April 5, 2006, Alberto-Culver provided notice to Regis that its board of directors had withdrawn its recommendation for shareholders to approve the transaction. Following Alberto-Culver's notice to Regis, also on April 5, 2006, Regis provided notice to Alberto-Culver that it was terminating the merger agreement effective immediately. In connection with the termination of the merger agreement, Alberto-Culver and the Company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, during fiscal years 2005 and 2006. The total amount of transaction expenses, including the termination fee, was approximately $41.5 million ($27.2 million after taxes), which was expensed by the Company in fiscal year 2006. All transaction related expenses were deducted for tax purposes.

On June 19, 2006, Alberto-Culver announced a plan to split its beauty supply distribution business from its consumer products business. On November 16, 2006, the Company separated from Alberto-Culver, pursuant to the Investment Agreement. As a result, the Company owns and operates the Sally Beauty Supply and BSG distribution businesses that were previously owned and operated by Alberto-Culver, and Alberto-Culver continues to own and operate its consumer products business. Pursuant to the Investment Agreement: (i) the stockholders of Alberto-Culver immediately prior to the Separation Transactions became the beneficial owners of approximately 52% of the outstanding common stock of the Company on an undiluted basis; and (ii) CDRS, a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575.0 million to obtain an equity ownership of approximately 48% of the Company on a fully-diluted basis. In addition, the Company incurred approximately $1,850.0 million of new debt. Upon closing of the Separation Transactions, Alberto-Culver shareholders received, for each share of Alberto-Culver common stock then owned: (i) one share of common stock of New Alberto-Culver, which owns and operates Alberto-Culver's consumer products business; (ii) one share of common stock of Sally Beauty, which owns and operates the Company's beauty supply distribution business; and (iii) a $25.00 per share special cash dividend.

Pursuant to the Investment Agreement, the Company paid a transaction fee of $30.0 million to Clayton, Dubilier & Rice, Inc., the manager of both Clayton, Dubilier & Rice Fund VII, L.P. (the sole member of CDRS) and CDRS, as well as approximately $1.1 million to CDRS in merger and transaction expenses incurred in connection with its investment in the Company and the Separation Transactions. Pursuant to the Investment Agreement, the Company also paid approximately $20.4 to Alberto-Culver for its expenses incurred in connection with the Separation Transactions. The majority of the transaction fee and the expenses paid, and certain other professional services and due diligence fees, were considered to be costs of raising equity and were recorded as a reduction to additional paid-in capital of approximately $42.4 million. The Company also paid approximately $58.5 million in fees for the debt financing incurred in connection with the separation, which were recorded on the consolidated balance sheet as other assets.

In connection with the above transactions, Alberto-Culver and the Company incurred expenses which included transaction fees, professional services, legal and investment banking fees. For fiscal year 2007, the total amount of transaction expenses was $21.5 million. Most expenses related to the Separation Transactions are not expected to be deductible for tax purposes.

On November 16, 2006, pursuant to the terms of a separation agreement entered into in connection with the Separation Transactions, all cash, cash equivalents and short-term investments of the Company and its subsidiaries was transferred to Alberto-Culver other than $91.1 million, equal to the sum of $52.7 million plus an additional amount equal to $38.4 million. The additional amount is the sum of (i) an estimate of the amount needed to cover certain income taxes (as specified in a tax allocation agreement entered into in connection with the Separation Transactions); (ii) an amount determined pursuant to a formula intended to reflect the limitations placed on the number of shares of Sally Beauty that CDRS may acquire in order not to jeopardize the intended tax-free nature of the share distribution; and (iii) unpaid balances on certain specified liabilities of the Company, minus other specified transaction costs. In fiscal year 2007, the Company made adjustments in connection with the reconciliation of tax balances transferred to the Company in connection with the Separations Transactions. This amount was included in the settlement of intercompany agreements with Alberto-Culver, as an adjustment to the Company's retained deficit.

In connection with the Separation Transactions, the Company became the parent company for all U.S. tax returns filed under the employer identification number of Alberto-Culver prior to the completion of the Separation Transactions. All intercompany receivables, payables and loans (other than trade payables and the Company's portion of the transaction expenses described above) between the Company or any of its subsidiaries, on the one hand, and Alberto-Culver or any of its subsidiaries (other than the Company and its subsidiaries), on the other hand, were canceled prior to completion of the Separation Transactions. In addition, prior thereto, all intercompany agreements between the Company or any of its subsidiaries and Alberto-Culver or any of its subsidiaries were terminated, other than certain agreements specifically designated in the Separation Agreement to survive following the transactions.

In addition, upon completion of the transaction separating us from Alberto-Culver, Michael H. Renzulli, former Chairman of Sally Holdings, Inc., terminated his employment with Alberto-Culver and the Company. The Company provided Mr. Renzulli with certain benefits primarily consisting of a lump-sum cash payment of $3.6 million within 30 days after completion of the transactions. The Company expensed the cash payment at the time of completion of the transactions.

Alberto-Culver treated the transactions as though they constituted a change in control for purposes of Alberto-Culver's stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of Alberto-Culver, including those held by the Company's employees, became fully vested upon completion of the Separation Transactions. Due to the Separation Transactions, the Company recorded a charge at that time equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods as the stock options and restricted shares for the Company's employees vested over the original vesting periods. Upon completion of the Separation Transactions all outstanding Alberto-Culver stock options held by employees of the Company became options to purchase shares of Sally Beauty common stock.

4. Stockholders' (Deficit) Equity

The Company is authorized to issue up to 400.0 million shares of common stock with a par value of $0.01 per share. On November 17, 2006, the Company had approximately 180.1 million shares of stock issued and outstanding, and commenced regular-way trading on the New York Stock Exchange ("NYSE") as an independent company under the symbol "SBH." The Company had approximately 181.3 million shares issued and approximately 180.9 million shares outstanding as of September 30, 2007.

The change in common stock resulted from the issuance of stock in connection with the Separation Transactions and the Investment Agreement with CDRS. See the Note 3 for additional information about the Separation Transactions.

5. Net Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

Year ended September 30, 2007
Net earnings:	$44,492

Total weighted average basic shares(a)	180,392
Dilutive securities:
Stock option and stock award programs	1,983

Total weighted average diluted shares	182,375

Earnings per share:
Basic	$0.25

Diluted	$0.24

  (a)
  Weighted average shares was calculated from November 16, 2006 through September 30, 2007, which represents the actual number of days that shares of the Company's common stock were publicly traded.

Net earnings per share was not calculated for fiscal years 2006 and 2005 since the Company was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006. See Note 3 for additional information about the separation from Alberto-Culver.

At September 30, 2007, options to purchase 4,677,894 shares of the Company's common stock were outstanding but not included in the computation of diluted earnings per share, as these options' exercise prices, ranging from $9.45 to $9.66, were greater than the average market price per share of the Company's common stock.

6. Share-Based Payments

The Company accounts for stock option and stock award, which include share-based payment plans in accordance with SFAS 123(R). Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. For fiscal years 2007 and 2006, total compensation cost charged against income and included in selling, general and administrative expenses, for share-based compensation arrangements was $13.1 million and $5.2 million, respectively, which included for fiscal year 2007, $5.3 million of accelerated expense related to the separation of Alberto-Culver and $2.6 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Omnibus Incentive Plan (the "2007 Plan"). For fiscal years 2007 and 2006, the total income tax benefit recognized in the statements of earnings from these plans was $5.1 and $1.8 million, respectively.

During fiscal year 2007, the Company adopted the 2007 Plan, a new share-based compensation plan, which allows for the issuance of up to 10.0 million shares of the Company's common stock. During fiscal year 2007, the Company granted approximately 2.4 million stock options to employees and directors. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of

$2.6 million in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Plan. Additionally, during fiscal year 2007, the Company granted approximately 0.1 million restricted stock units ("RSUs") to certain of its non-employee directors under the 2007 Plan.

Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no share-based compensation plans of its own; however, certain employees of the Company had been granted stock options and stock awards under share-based compensation plans of Alberto-Culver. Alberto-Culver treated the Separation Transactions as though they constituted a change in control for purposes of Alberto-Culver's stock options and stock awards. As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by the Company's employees, became fully vested upon completion of the Separation Transactions on November 16, 2006. Due to the Separation Transactions, the Company recorded a charge at that time equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods as the stock options and stock awards for the Company's employees vested over the original vesting periods. Upon completion of the Separation Transactions, all outstanding Alberto-Culver stock options and stock awards held by employees of the Company became options to purchase shares of the Company's common stock.

As a result of the Separation Transactions, the Employee Stock Option Plan of 2003, the 2003 Stock Option Plan for Non-Employee Directors and the 2003 Restricted Stock Plan that were previously plans of Alberto-Culver became plans of the Company. During fiscal year 2007, the Company granted approximately 2.8 million stock options to employees and directors, and granted approximately 0.4 million restricted share awards to employees under these plans.

Stock Options

Each option has an exercise price which equals 100% of the market price of the Company's stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are subject to forfeiture until the four year vesting period is complete.

The following table presents a summary of the activity for the Company's stock option plans:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2006	1,969	$37.47
Shares conversion(a)	1,073	2.00
Granted	5,246	9.53
Exercised	(1,011)	7.56
Forfeited or expired	(419)	9.79

Outstanding at September 30, 2007	6,858	$7.37	8.8	$12,862

Exercisable at September 30, 2007	2,566	$3.78	7.8	$12,705

  (a)
  Per the Employee Matters Agreement, in connection with the Separation Transactions, options to purchase shares of Alberto-Culver's common stock, which were held by the Company's employees, were converted into options to purchase shares of the Company's common stock. In order to maintain the same intrinsic value as before the separation, all of the Company's stock options that were converted from Alberto-Culver were adjusted accordingly.

The following table summarizes information about stock options under the Company's option plans at September 30, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Term (In Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
$2.00	1,970	7.3	$2.00	1,970	$2.00
$7.70 – 9.66	4,888	9.4	9.51	596	9.66

Total	6,858	8.8	$7.37	2,566	$3.78

The Company uses the Black-Scholes option-pricing method to value the Company's stock options for each stock option award. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company's stock option awards, which generally vest ratably over a four year period, is expensed on a straight-line basis over the vesting period of the stock options or to the date a participant becomes eligible for retirement, if earlier.

The weighted average assumptions relating to the valuation of the Company's stock options are as follows:

	Year Ended September 30,
	2007 (a)	2006 (b)	2005 (b)
Expected lives (years)	5.0	3.5 – 4.5	3.5 – 5.0
Expected volatility	41.2% - 41.9%	20.0%	20.0%
Risk-free interest rate	4.4% - 4.6%	4.2% - 5.0%	3.4%
Dividend yield	0.0%	1.0%	0.9%
    (a)
    Assumptions are based on the Company's future expectations.

    (b)
    Assumptions were calculated based on the Company being a wholly-owned subsidiary of Alberto-Culver and using historical assumptions of Alberto-Culver, such as expected volatility and dividend yield of Alberto-Culver's common stock at the time.

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company that have been granted stock options under stock option plans of Alberto-Culver. Expected volatility is derived by using the average volatility of similar companies since it is not practicable to estimate the Company's expected volatility due to a lack of trading history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Since the Company does not expect to pay dividends, the dividend yield is 0%.

The weighted average fair value of the Company's stock options issued to Company employees at the date of grant in fiscal years 2007, 2006 and 2005 was $4.11, $9.48 and $9.41 per option, respectively.

The total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $5.9 million, $7.5 million and $11.8 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $2.3 million, $2.5 million and $4.3 million, respectively. The total cash received from these option exercises was $1.7 million during fiscal year 2007. Prior to the Separation Transactions the total cash received by the Company from these option exercises was zero as the cash went to Alberto-Culver. The total fair value of stock options issued to Company employees that vested during fiscal years 2007, 2006 and 2005 was $7.3 million, $4.4 million and $4.3 million, respectively.

At September 30, 2007, approximately $10.6 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over the weighted average period of 3.1 years.

Stock Awards

Restricted Stock Awards

The Company grants restricted stock awards to employees under the 2003 Restricted Stock Plan (the "RSP"). A restricted stock award is an award of shares of the Company's common stock that is subject to time-based vesting during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the vesting of the awards. Participants have full voting and dividend rights with respect to shares of stock awards.

The RSP provides for the grant of restricted stock awards for up to 900,000 shares of the Company's common stock to key employees (including officers and directors who are also employees) of the Company. Restricted stock awards issued under the RSP generally vest ratably over a five year period and are subject to forfeiture until the five year vesting period is complete.

The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the restricted stock award at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair market value of the restricted stock award is determined based on the closing price of the Company's common stock on the grant date.

The following table presents a summary of the activity for the Company's restricted stock awards:

Restricted Stock Awards	Number of Shares (In Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2006	31	$38.95
Accelerated vesting (a)	(31)	38.95
Granted	350	8.10
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2007	350	$8.10	4.3

    (a)
    Per the Employee Matters Agreement, in connection with the Separation Transactions, all Alberto-Culver restricted stock awards, which were held by the Company's employees, became vested immediately.

For fiscal year 2007, approximately 31,000 restricted stock awards vested, all in connection with the Separation Transactions. The remaining unrecognized compensation cost related to unvested restricted stock awards at September 30, 2007 was $2.4 million and the weighted average period of time over which this cost will be recognized is 4.3 years.

Restricted Stock Units

The Company grants RSUs, which generally vest less than one year from date of grant, to its non-employee directors pursuant to its 2007 Plan. RSUs are independent of option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting and dividend rights with respect to shares of RSUs.

The Company expenses the cost of the RSUs, which is determined to be the fair market value of the RSUs at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair market value of the RSU is determined based on the closing price of the Company's common stock on the grant date.

Under the 2007 Plan, the Company will issue to non-employee directors the shares of common stock underlying the vested RSUs on the date, which is six months after the effective date of director's termination of service as a member of the board of directors of the Company. The 2007 Plan requires the Company to settle the vested RSUs with common stock and not with a cash equivalent.

The following table presents a summary of the activity for the Company's RSUs for the year ended September 30, 2007 (shares in thousands):

Restricted Stock Units	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2006	—	$—
Granted	79	8.81
Vested	(79)	8.81
Forfeited	—	—

Non-vested at September 30, 2007	—	$—	—

During fiscal year 2007, all RSUs vested. Therefore, there is no remaining unrecognized compensation cost to be expensed as of September 30, 2007.

7. Allowance for Doubtful Accounts

The change in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
Balance at beginning of period	$2,246	$2,073	$2,500
Bad debt expense	2,632	2,403	1,754
Uncollected accounts written off, net of recoveries	(2,568)	(2,252)	(2,292)
Allowance for doubtful accounts of acquired companies	254	22	111

Balance at end of period	$2,564	$2,246	$2,073

8. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,
	2007	2006
Land	$9,773	$9,632
Buildings and building improvements	48,885	48,510
Leasehold improvements	118,816	96,479
Furniture, fixtures and equipment	192,420	175,203

Total property and equipment, gross	369,894	329,824
Less accumulated depreciation and amortization	(215,826)	(187,089)

Total property and equipment, net	$154,068	$142,735

Depreciation expense totaled $38.9 million, $35.0 million and $30.6 million in fiscal years 2007, 2006 and 2005, respectively.

9. Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the fiscal years 2007 and 2006 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2005	$10,089	$343,436	$353,525
Additions, net of purchase price adjustments	—	9,087	9,087
Foreign currency translation	71	2,010	2,081

Balance at September 30, 2006	10,160	354,533	364,693

Additions, net of purchase price adjustments	30,832	4,418	35,250
Foreign currency translation	1,531	5,149	6,680

Balance at September 30, 2007	$42,523	$364,100	$406,623

As described in Note 16, the $30.8 million increase in Sally Beauty Supply's goodwill in fiscal year 2007 was principally attributable to the acquisition of Salon Services in February 2007, net of purchase price adjustments. The $4.4 million increase in BSG's goodwill in fiscal year 2007 was principally attributable to several smaller acquisitions and purchase price adjustments for prior years' acquisitions. The $9.1 million increase in BSG's goodwill in fiscal year 2006 was principally attributable to the acquisition of Salon Success in June 2006, net of purchase price adjustments for prior years' acquisitions.

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at September 30, 2007 and 2006 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2007:
Intangible assets with indefinite lives:
Trade names	$15,802	$34,886	$50,688
Other intangibles	—	6,053	6,053

Total	15,802	40,939	56,741

Intangible assets subject to amortization:
Gross carrying amount	540	25,128	25,668
Accumulated amortization	(18)	(11,886)	(11,904)

Net value	522	13,242	13,764

Total intangible assets, net	$16,324	$54,181	$70,505

Balance at September 30, 2006:
Intangible assets with indefinite lives:
Trade names	$713	$34,480	$35,193
Other intangibles	—	6,053	6,053

Total	713	40,533	41,246

Intangible assets subject to amortization:
Gross carrying amount	—	20,187	20,187
Accumulated amortization	—	(8,195)	(8,195)

Net value	—	11,992	11,992

Total intangible assets, net	$713	$52,525	$53,238

The increase in Sally Beauty Supply's trade names and intangible assets subject to amortization in fiscal year 2007 was primarily due to the acquisition of Salon Services. The increase in BSG's trade names and intangible assets subject to amortization in fiscal year 2006 was primarily due to the acquisition of Salon Success. Amortization expense totaled $3.7 million, $3.0 million and $3.3 million in fiscal years 2007, 2006 and 2005, respectively. As of September 30, 2007, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in millions):

Fiscal Year:
2008	$4.2
2009	3.2
2010	2.5
2011	1.9
2012	1.0
Thereafter	1.0

$13.8

The weighted average amortization period is approximately four years.

10. Accounts Payable and Accrued Expenses

Accounts payable at September 30, 2006 include book cash overdrafts of $6.5 million. There were no book cash overdrafts at September 30, 2007.

Accrued expenses consist of the following (in thousands):

	September 30,
	2007	2006
Compensation and benefits	$53,440	$55,886
Interest payable	34,540	—
Deferred revenue	11,209	9,823
Rental obligations	9,575	9,114
Property and other taxes	6,495	7,620
Insurance reserves	3,615	—
Acquisition related payables	3,202	8,714
Operating accruals and other	31,750	22,899

Total accrued expenses	$153,826	$114,056

11. Lease Commitments and Contingencies

Commitments

The Company's principal leases relate to retail stores and warehousing properties. At September 30, 2007, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows (in thousands):

Fiscal Year:
2008	$110,561
2009	94,439
2010	74,884
2011	57,179
2012	35,684
Thereafter	56,881

$429,628

Certain leases require the Company to pay its respective portion of real estate taxes, insurance, maintenance and special assessments. Also, certain of the Company's leases include renewal options and escalation clauses.

During the third quarter of fiscal year 2007, the Company exercised an option to purchase a warehouse building for approximately $7.6 million that was subsequently sold for approximately $8.0 million. In connection with the sale of the building, the Company entered into a lease agreement under which it will pay monthly rent for continued use of the building. The lease has an initial term of 24 months and the monthly rent is subject to certain escalation clauses over the life of the lease.

Total rental expense for operating leases amounted to approximately $147.3 million, $133.5 million and $123.1 million in fiscal years 2007, 2006 and 2005, respectively, and is included in selling, general and administrative expenses in the consolidated statements of earnings. Included in this amount is $0.8 million,

$0.7 million and $1.3 million for contingent rents for the years ended September 30, 2007, 2006 and 2005, respectively.

Contingencies

Legal Proceedings and Other

There were no material legal proceedings pending against the Company or its subsidiaries, as of September 30, 2007. The Company is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. The Company does not believe that the ultimate resolution of these matters will have a material adverse impact on the Company's consolidated financial position, statements of earnings or cash flows.

The Company provides healthcare benefits to essentially all of its full-time employees. The Company is largely self-funded for the cost of the healthcare plan, other than certain fees and out-of-pocket amounts paid by the employees. In addition, the Company retains a substantial portion of the risk related to certain workers' compensation, general liability and automobile and property insurance. The Company records an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is included in accrued expenses (current portion) and other liabilities (long-term portion) in our consolidated balance sheets. The Company carries insurance coverage in such amounts in excess of its self-insured retention which management believes to be reasonable.

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The Company has no significant liabilities for loss contingencies at September 30, 2007 and 2006.

12. Long-Term Debt

Details of long-term debt are as follows (in thousands):

	September 30, 2007	Maturity dates (Fiscal Year)	Interest Rates
ABL facility	$11,400	2012	(i) PRIME and up to 0.50% or; (ii) LIBOR (a) plus (1.00% to 1.50%)
Term Loan A	142,500	2013	(i) PRIME plus (1.00% to 1.50%) or; (ii) LIBOR plus (2.00% to 2.50%)
Term Loan B	910,800	2014	(i) PRIME plus (1.25% to 1.50%) or; (ii) LIBOR plus (2.25% to 2.50%)

Total	$1,064,700

Senior notes	$430,000	2015	9.25%
Senior subordinated notes	280,000	2017	10.50%

Total	$710,000

Capitalized leases and other	$1,041
Less: current portion	(17,147)

Total long-term debt	$1,758,594

(a)
London Interbank Offered Rate ("LIBOR")

In connection with the Separation Transactions on November 16, 2006, the Company, through its subsidiaries, Sally Investment Holdings LLC and Sally Holdings LLC, incurred $1,850.0 million of indebtedness by: (i) drawing on a $400.0 million revolving (asset-based lending ("ABL")) facility in an amount equal to $70.0 million; (ii) entering into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million; (iii) and issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million. The Company incurred approximately $58.5 million in costs related to the issuance of the debt, which was capitalized and is being amortized to interest expense over the life of the related debt instruments. Proceeds from the initial debt were used primarily to pay the $25.00 per share special cash dividend to holders of record of Alberto-Culver stockholders and for certain expenses associated with the Separation Transactions.

The ABL facility provides for senior secured revolving loans up to a maximum aggregate principal amount of $400.0 million, subject to borrowing base limitations. The availability under the ABL facility is subject to a borrowing base calculation, which is based on specified percentages of the value of eligible inventory and eligible accounts receivables, subject to certain reserves and other adjustments and reduced by certain outstanding letters of credit. At September 30, 2007, the Company had $334.6 available for additional borrowings under the ABL facility. Additionally, the Company is required to pay a commitment fee ranging from 0.20% to 0.35% on the unused portion of the ABL facility. At September 30, 2007, the commitment fee rate was 0.20%.

The ABL facility contains a covenant requiring Sally Holdings and its subsidiaries to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 when availability under the ABL facility falls below $40.0 million. The fixed-charge coverage ratio is defined as the ratio of EBITDA (as defined in the agreement underlying the ABL facility, or Credit Agreement EBITDA), less unfinanced capital expenditures to fixed charges (as included in the definition of the fixed-charge coverage ratio in the agreement governing the ABL facility). The ABL facility uses fixed amounts for Credit Agreement EBITDA for periods preceding the Separation Transactions.

The term loan facilities consist of (i) a $150.0 million senior term loan A facility and (ii) a $920.0 million senior term loan B facility. Interest is payable on a quarterly basis.

The term loan facilities contain a covenant requiring Sally Holdings and its subsidiaries to comply with maximum consolidated secured leverage ratio levels, which will decline over time. The consolidated secured leverage ratio will be tested quarterly, with a maximum ratio of 5.25 for the four quarter period ending September 30, 2007. The consolidated secured leverage ratio is a ratio of net consolidated secured debt to Consolidated EBITDA (as defined in the underlying agreements).

The term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The term loan facilities may be prepaid at our option at any time without premium or penalty and is subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company. The senior notes and the senior subordinated notes carry optional redemption features whereby the Company has the option to redeem the notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest, and on or after November 15, 2010 and November 15, 2011, respectively, at par plus a premium declining ratably to par, plus accrued and unpaid interest. Interest on the senior notes and senior subordinated notes is payable semi-annually.

On November 24, 2006, the Company entered into two interest rate swap agreements related to $500.0 million of the $1,070.0 million term loans A and B due in 2012 and 2013, respectively. See Note 13 for further information on the interest rate swap agreements.

Maturities of the Company's long-term debt are as follows (in thousands):

Fiscal Year:
2008	$16,700
2009	24,200
2010	24,200
2011	39,200
2012	95,600
Thereafter	1,574,800

$1,774,700
Capital leases and other	1,041
Less: current portion	(17,147)

Total	$1,758,594

At September 30, 2007 and 2006, the Company had no off balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in Note 11, and outstanding letters of credit related to inventory purchases and self-insurance programs which totaled $9.4 million and $3.0 million, respectively, at September 30, 2007 and 2006.

Sally Beauty Holdings, Inc. Stand-Alone Financial Information

Sally Beauty Holdings, Inc. is a holding company and has no material assets or operations other than ownership of equity interests of its subsidiaries. The Company's operations are conducted almost entirely through its subsidiaries. As such, Sally Beauty depends on its subsidiaries for cash to meet its obligations or to pay dividends. The agreements underlying the Company's credit facilities contain terms, which significantly restrict the ability of Sally Beauty's subsidiaries to pay dividends or otherwise transfer assets to Sally Beauty.

Sally Investment Holdings LLC, which is a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings LLC, does not have any assets or operations of any kind. Prior to the Separation Transactions, Sally Beauty had no assets or operations of any kind. Summary financial data for Sally Beauty

Holdings, Inc. on a stand-alone basis as of and for the year ended September 30, 2007 is as follows (amounts in thousands):

2007
Balance Sheet
Assets:
Deferred income tax assets	$313
Other	264
Investment in subsidiaries	(761,461)

Total assets	$(760,884)

Liabilities:
Deferred income tax liabilities	$22
Income taxes payable	6,649
Other	155

Total liabilities	6,826
Stockholders' deficit:	(767,710)

Total liabilities and stockholders' deficit	$(760,884)

Statement of Earnings
Operating loss	$(7,118)

Loss before provision for income taxes	(7,118)
Provision (benefit) for income taxes	(3,048)

Net loss	$(4,070)

Statement of Cash Flows
Net cash used by operating activities	$(1,931)
Net cash provided by financing activities	—
Distribution from Sally Holdings LLC	1,809,740
Proceeds from exercise of stock options	1,717
Proceeds from equity, net of financing costs	532,622
Special cash dividend paid	(2,342,148)

Net cash provided by financing activities	1,931

Net change in cash	—
Cash and cash equivalents, beginning of year	—

Cash and cash equivalents, end of year	$—

13. Interest Rate Swaps

On November 24, 2006, the Company entered into two interest rate swap agreements with notional amounts of $150.0 million and $350.0 million. These agreements expire on November 24, 2008 and 2009, respectively. These agreements allow the Company to convert a portion of its variable rate interest to a fixed rate at 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.00% to 2.50%), respectively. These interest rate swap agreements relate to $500.0 million of the $1,070.0 million term loans A and B due in fiscal years 2013 and 2014, respectively, to manage the Company's cash flow risk associated with changing interest rates. The Company will pay fixed rates of 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.00% to 2.50%) on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate.

The Company utilizes interest rate swaps to manage the cash flow risk associated with changing interest rates and accounts for them under SFAS 133, which requires that all derivatives be marked to market (fair value). The Company does not purchase or hold any derivative instruments for trading purposes. The interest rate swap agreements do not currently qualify as hedges and, therefore, the change in fair value of the interest rate swap agreements are recorded in the consolidated statements of earnings. The fair value of the swap agreements at September 30, 2007 was recorded as a liability of approximately $3.0 million.

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

The marked to market impact of the swap arrangements on interest expense was an increase of approximately $3.0 million in fiscal year 2007. Changes in the fair value of the interest rate swap agreements will either increase or decrease the Company's net interest expense and therefore may affect the Company's earnings.

14. 401(k) and Profit Sharing Plan

The Company sponsors the Sally Beauty 401(k) and Profit Sharing Plan (the "401k Plan"), which is a qualified defined contribution plan. The 401k Plan covers employees of the Company who meet certain eligibility requirements and who are not members of a collective bargaining unit. Under the 401k Plan, employees may contribute a percentage of their annual compensation to the 401k Plan up to certain maximums, as defined by the 401k Plan and by the Internal Revenue Service ("IRS"). The Company currently matches a percentage of employee contributions. Prior to the Separation Transactions, employees of the Company participated in the Sally Beauty 401(k) Savings Plan. The Company recognized expense of $3.3 million, $2.1 million and $2.2 million in fiscal years 2007, 2006 and 2005, respectively, related to these plans. These amounts are included in selling, general and administrative expenses.

In addition, pursuant to the 401k Plan, employees who meet certain eligibility requirements and who are not members of a collective bargaining unit may participate in the profit sharing program. The Company's profit sharing contributions to the 401k Plan are determined by the Compensation Committee of its board of directors. Prior to the Separation Transactions, employees of the Company participated in the Alberto-Culver Profit Sharing Plan. The Company's contributions to the plan were determined at the discretion of the Alberto-Culver board of directors. The Company recognized expense of $6.2 million, $8.6 million and $9.0 million in fiscal years 2007, 2006 and 2005, respectively, related to these plans. These amounts are included in selling, general and administrative expenses.

15. Income Taxes

In conjunction with the Separation Transactions, the Company became a separate entity for tax reporting purposes. Prior to the Separation Transactions, the Company was included in the U.S. Federal income tax return of Alberto-Culver; however, income taxes are provided in the accompany consolidated historical financial statements as if the Company was filing a separate return.

The provision for income taxes for the fiscal years 2007, 2006 and 2005 consists of the following (in thousands):

	Year Ended September 30,
	2007	2006	2005
Current:
Federal	$28,595	$57,025	$57,244
Foreign	6,446	3,141	1,288
State	3,545	9,197	6,334

Total current portion	38,586	69,363	64,866

Deferred:
Federal	517	1,053	7,319
Foreign	(319)	(255)	1,246
State	(663)	(245)	(277)

Total deferred portion	(465)	553	8,288

Total provision for income tax	$38,121	$69,916	$73,154

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Year Ended September 30,
	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	3.2	2.1
Effect of foreign operations	(0.4)	(0.1)	1.5
Nondeductible transaction costs	6.9	—	—
Other, net	2.5	0.7	—

Effective tax rate	46.1%	38.8%	38.6%

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2007	2006
Deferred tax assets attributable to:
Share-based compensation expense	$7,810	$4,918
Accrued expenses	15,520	7,770
Inventory adjustments	2,437	2,557
Foreign loss carryforwards	8,718	7,303
Long-term liabilities	1,319	1,621
Other	1,439	—

Total deferred tax assets	37,243	24,169
Valuation allowance	(9,823)	(6,977)

Total deferred tax assets, net	27,420	17,192

Deferred tax liabilities attributable to:
Depreciation and amortization	42,391	28,194
Other income taxes	—	261

Total deferred tax liabilities	42,391	28,455

Net deferred tax liability	$14,971	$11,263

Management believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company has recorded a valuation allowance to account for uncertainties regarding recoverability of most foreign loss carryforwards.

In fiscal year 2007, the Company made adjustments in connection with the reconciliation of tax balances transferred to the Company in connection with the Separations Transactions. This amount was included in the settlement of intercompany agreements with Alberto-Culver, as an adjustment to the Company's retained deficit.

Domestic earnings before provision for income taxes were $70.6 million, $174.6 million and $192.0 million in fiscal years 2007, 2006 and 2005, respectively. Foreign operations had earnings before provision for income taxes of $12.0 million in fiscal year 2007, earnings before provision for income taxes of $5.5 million in fiscal year 2006 and a loss before provision for income taxes of $2.4 million in fiscal year 2005.

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions. Management does not expect the outcome of tax audits to have a material adverse effect on the Company's financial condition, results of operations or cash flow.

Undistributed earnings of the Company's foreign operations are intended to remain permanently invested to finance anticipated future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2007.

The transactions separating us from Alberto-Culver were intended to qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Internal Revenue Code of 1986, as amended (the "Code"). In connection with the share distribution of Alberto-Culver common stock in the Separation Transactions, we received: (i) a private letter ruling from the IRS; and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. Certain internal restructurings also occurred at or immediately prior to the Separation Transactions. As a result of the internal restructurings and Separation Transactions, the Company inherited the federal tax identification number of the old Alberto-Culver parent for U.S. federal income tax purposes.

A tax allocation agreement was signed as part of the Separation Transactions. The agreement provides generally that the Company is responsible for its pre-separation income tax liabilities, calculated on a stand-alone basis, and Alberto-Culver is responsible for the remainder.

In addition, as the successor entity to Alberto-Culver after the Separation Transactions, the Company relies upon the prior year federal income tax returns of Alberto-Culver, and accounting methods established therein, for certain calculations that affect our current U.S. federal income tax liability.

In the event an additional U.S federal income tax liability related to the period prior to the Separation Transactions were determined, the Company will be jointly and severally liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its indemnification obligations to the Company under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

The IRS has previously audited the consolidated federal income tax returns of Alberto-Culver through the fiscal year ending September 30, 2004. The Company has not recorded a reserve for Alberto-Culver related liability because the Company believes any exposure is immaterial.

16. Acquisitions

On February 15, 2007, the Company entered into and completed an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Chapelton 21 Limited (the "Agreement"), a private company limited by shares and incorporated in Scotland ("Salon Services") by and among Ogee Limited, an indirect subsidiary of the Company, and the registered shareholders of Salon Services. Pursuant to the Agreement, the Company acquired all of the issued share capital of Salon Services for an aggregate cash purchase price of approximately $57.7 million. Certain of the Company's subsidiaries financed the purchase price through a draw down of approximately $57.0 million under the ABL facility. In addition, the Company extinguished approximately $3.9 million of Salon Services' debt. Salon Services, through its direct and indirect subsidiaries including Salon Services (Hair and Beauty Supplies) Ltd., supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the United Kingdom, Germany, Ireland, Spain and Norway. Goodwill of $29.3 million and certain identifiable intangible assets of $17.6 million were recorded as a result of acquisition and are not expected to be deductible for tax purposes. Of this amount, $14.4 million was assigned to registered trade names and $3.2 million to other identifiable intangible assets, which will be amortized over a weighted average life of approximately five years. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Salon Services have been included in the consolidated financial statements from the date of acquisition. Salon Services is included in the Sally Beauty Supply segment. Pro-forma information for Salon Services is not provided since it is not material to the Company's consolidated results of operations. The purchase price of Salon Services has been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We expect that the final valuation of the acquired assets and liabilities will be completed during fiscal year 2008.

In addition, during fiscal year 2007 the Company made five other acquisitions, which were accounted for using the purchase method. None of these acquisitions individually had a material impact on the

Company's consolidated results of operations. The results of operations for one of the acquisitions are included in the Sally Beauty Supply segment. Such acquisition included the recording of: (i) goodwill in the amount of $1.5 million; and (ii) certain intangible assets of $0.6 million. The results of operations for the remaining acquisitions are included in the BSG segment, and these acquisitions included the recording of: (i) goodwill in the amount of $3.7 million; and (ii) certain intangible assets of $1.4 million. The intangible assets will be amortized over a weighted average life of approximately one year. We expect that the final valuation of the acquired assets and liabilities related to these transactions will be completed during fiscal year 2008.

On June 8, 2006, the Company acquired Salon Success, a U.K. based distributor of professional beauty products, in order to expand the geographic area served by BSG, for a total purchase price as of September 30, 2007, of $23.2 million. Approximately $1.8 million of the purchase price was to be paid in equal annual amounts over the three years following the closing of the acquisition. In accordance with the purchase agreement, additional consideration of up to $2.1 million, plus interest, may be paid over the same three-year period based on sales to a specific customer. As of September 30, 2007, approximately $1.2 million has been paid pursuant to this agreement. Goodwill of $11.6 million and certain identifiable intangible assets of $7.6 million were recorded as a result of the acquisition and are not expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Salon Success have been included in the consolidated financial statements from the date of acquisition. Salon Success is included in the BSG segment. Pro-forma information for Salon Success is not provided since it is not material to the Company's consolidated results of operations. The purchase price of Salon Success has been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

On December 31, 2004, the Company acquired Innovation Successful Salon Services, Inc., XRG Enterprises, Inc., Artistic Salon Services, Inc., and Pacific Salon Services, Inc., full-service distributors of professional beauty products under common ownership (collectively referred to as CosmoProf), in order to continue to expand the geographic area served by Beauty Systems Group. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of CosmoProf have been included in the consolidated financial statements from the date of acquisition. CosmoProf is included in the BSG segment. The following table provides pro forma results for the fiscal year ended September 30, 2005 as if CosmoProf had been acquired on October 1, 2004 (in thousands). Anticipated cost savings and other effects of the integration of CosmoProf are not included in the pro forma results.

2005
Pro-forma net sales	$2,278,690
Pro-forma net earnings	114,373

The valuation of identifiable intangible assets of Salon Services, Salon Success and CosmoProf was determined using discounted cash flow methods with the assistance of third party valuation experts. The acquired entities have been accounted for using the purchase method of accounting and, accordingly, the results of operations of the entities have been included in the consolidated financial statements since their respective dates of acquisition.

17. Related Party Transactions

In connection with the Separation Transactions, the Company terminated substantially all intercompany agreements with Alberto-Culver and its subsidiaries. All intercompany receivables, payables and loans between the Company, on the one hand, and Alberto-Culver and its subsidiaries, on the other hand, other than those specifically designated to survive following the Separation Transactions, were cancelled. In addition, the Company became the parent company for all U.S. tax returns which were filed under the employer identification number of Alberto-Culver prior to the completion of the Separation Transactions.

Prior to the Separation Transactions, the Company conducted business with, and/or had transactions with, Alberto-Culver and its subsidiaries.

In fiscal years 2007, 2006 and 2005, the Company purchased inventory from Alberto-Culver of approximately $3.7 million, $26.9 million and $28.3 million, respectively.

Current income taxes payable of approximately $54.4 million at September 30, 2006 were netted against the amounts due from Alberto-Culver in the accompanying consolidated balance sheets, as Alberto-Culver made income tax payments on behalf of the Company for primarily all of the Company's tax liabilities.

Alberto-Culver and its affiliates performed certain administrative services for the Company and incurred certain direct expenses on behalf of the Company. Charges for these services based on Alberto-Culver's direct and allocated expenses are included in selling, general and administrative expenses in the consolidated statements of earnings. In addition, certain subsidiaries of the Company had entered into consulting, business development, and advisory services agreements with Alberto-Culver, pursuant to which Alberto-Culver charged a sales-based service fee.

Costs for certain administrative services and other corporate functions and direct expenses incurred on behalf of the Company were allocated by Alberto-Culver to the Company based on the most relevant allocation method to the specific costs being allocated, and totaled $1.0 million, $13.5 million and $13.3 million in fiscal years 2007, 2006 and 2005, respectively. These amounts are classified as part of unallocated expenses for the Company's segment reporting purposes in Note 18. The costs for direct expenses incurred on behalf of the Company and certain administrative services and corporate functions were allocated based on specific identification of activities performed or costs incurred by Alberto-Culver on behalf of the Company. Costs of certain other administrative services and corporate functions that benefited the consolidated Alberto-Culver entity were allocated equally between the Company and Alberto-Culver's consumer products business. Management believes the methods of allocation used were reasonable. Management estimates that had the Company been operating as a stand-alone entity not affiliated with Alberto-Culver during fiscal years 2007, 2006 and 2005, the costs incurred for administrative services and certain other corporate functions and direct expenses incurred on behalf of the Company would have been approximately the same as the amount charged by Alberto-Culver.

Alberto-Culver also charged the Company a sales-based service fee under the consulting, business development and advisory services agreement between Alberto-Culver and certain subsidiaries of the Company. The sales-based service fees totaled $3.8 million, $28.9 million and $27.6 million in fiscal years 2007, 2006 and 2005, respectively. Management believes that had the Company been operating as a stand-alone entity not affiliated with Alberto-Culver during the fiscal years 2007, 2006 and 2005, the Company likely would not have needed to engage any third party or incur additional costs as a stand-alone company for the services provided to its subsidiaries under these agreements.

The Company also had an agreement with Alberto-Culver that required the Company to make equity distributions to Alberto-Culver whenever employees of the Company exercised Alberto-Culver stock options. During fiscal years 2007, 2006 and 2005, the Company paid $4.8 million, $5.7 million and $11.8 million, respectively, to Alberto-Culver in connection with this agreement.

The Company had various notes payable and borrowings under revolving credit facilities with affiliated companies at September 30, 2005. All notes payable to affiliated companies were subsequently repaid in

December, 2005. These borrowings bore interest at market rates and interest expense was approximately $0.4 million and $2.5 million for fiscal years 2006 and 2005, respectively.

The Company had a note receivable and receivables under a credit facility with an affiliated company at September 30, 2005. All notes receivables from affiliated companies were subsequently repaid in December, 2005. These receivables bore interest at market rates and the interest income was approximately $0.1 million and $0.7 million for fiscal years 2006 and 2005, respectively.

18. Business Segments and Geographic Area Information

The Company's business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores, which offers professional beauty supplies to both salon professionals and retail customers; and (ii) BSG, a full service beauty supply distributor, which offers professional brands of beauty products directly to salons through its own sales force and professional only stores in certain exclusive geographical territories in North America and parts of Europe.

In connection with the Separation Transactions, the Company's management evaluated the structure of its internal organization to identify and separate the costs incurred at the corporate level from the business units, as well as costs incurred that benefit both the Sally Beauty Supply and BSG segments. Accordingly, management has defined its reportable segments as Sally Beauty Supply and BSG, to report these segments separately from the Company's shared corporate expenses, and has revised the comparable prior years for comparability purposes.

The accounting policies of the segments are the same as described in the summary of significant accounting policies in Note 2. The Company does not sell between segments.

Business Segments Information

Segment data for the fiscal years ended September 30, 2007, 2006 and 2005 is as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
Net sales:
Sally Beauty Supply	$1,567,365	$1,419,332	$1,358,899
BSG	946,407	953,768	895,408

Total	$2,513,772	$2,373,100	$2,254,307

Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$273,364	$235,419	$222,679
BSG	64,652	88,445	71,210

Segment operating profit	338,016	323,864	293,889
Unallocated expenses(a)	(71,085)	(68,150)	(69,642)
Share-based compensation expense	(13,065)	(5,186)	—
Non-cash charge related to Alberto-Culver's conversion to one class of common stock	—	—	(4,051)
Sales based service fee charges by Alberto-Culver	(3,779)	(28,852)	(27,615)
Transaction expenses (b)	(21,502)	(41,475)	—
Interest expense, net of interest income	(145,972)	(92)	(2,966)

Total	$82,613	$180,109	$189,615

Identifiable assets:
Sally Beauty Supply	$555,252	$448,737	$418,942
BSG	757,276	759,714	715,986

Sub-total	1,312,528	1,208,451	1,134,928
Shared services	91,975	119,600	56,345
Other corporate(c)	—	10,790	34,234

Sub-total	91,975	130,390	90,579

Total	$1,404,503	$1,338,841	$1,225,507

Depreciation and amortization:
Sally Beauty Supply	$20,377	$18,762	$17,065
BSG	17,686	14,872	13,287
Corporate	4,542	4,398	3,554

Total	$42,605	$38,032	$33,906

Capital expenditures:
Sally Beauty Supply	$20,831	$19,493	$16,235
BSG	27,941	8,748	12,703
Corporate	4,573	2,101	23,298

Total	$53,345	$30,342	$52,236

(a)
Unallocated expenses consist of corporate and shared costs. The amounts include $1.0 million, $13.5 million and $13.3 million of overhead charges allocated from Alberto-Culver for fiscal years 2007, 2006 and 2005, respectively.

(b)
Transaction expenses are one-time charges associated with the Separation Transactions in fiscal year 2007, and one-time charges associated with the termination of the agreement with Regis in fiscal year 2006. See Note 3 for additional information.

(c)
Other corporate identifiable assets consist of amounts due from Alberto-Culver, deferred tax assets and notes receivable from affiliated companies.

Geographic Area Information

Geographic data for the fiscal years ended September 30, 2007, 2006 and 2005 is as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
Net sales:(a)
United States	$2,110,864	$2,106,525	$2,007,947
Foreign	402,908	266,575	246,360

Total	$2,513,772	$2,373,100	$2,254,307

Identifiable assets:
United States	$972,094	$994,551	$963,528
Foreign	340,434	213,900	171,400
Shared services	91,975	119,600	56,345
Other corporate(b)	—	10,790	34,234

Total	$1,404,503	$1,338,841	$1,225,507

    (a)
    Net sales are attributable to individual countries based on the location of the customer.

    (b)
    Prior to the Separation Transactions, other corporate identifiable assets consisted of amounts due from Alberto-Culver, deferred tax assets and notes receivable from affiliated companies.

19. Quarterly Financial Data (Unaudited)

Unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2007 and 2006 is summarized below (in thousands):

Fiscal Year	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
2007:
Net sales	$629,879		$609,276	$634,880	$639,737
Gross profit	$284,492		$283,018	$290,887	$295,350
Net earnings	$3,141		$11,039	$13,448	$16,864
Earnings per common share(a)
Basic	$0.02(b	)	$0.06	$0.07	$0.09
Diluted	$0.02(b	)	$0.06	$0.07	$0.09
2006:
Net sales	$586,355		$581,101	$599,534	$606,110
Gross profit	$266,868		$269,959	$276,407	$273,537
Net earnings	$33,804		$31,175	$14,551	$30,663
Earnings per common share
Basic	N/A		N/A	N/A	N/A
Diluted	N/A		N/A	N/A	N/A
    (a)
    The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

    (b)
    Weighted average shares was calculated from November 16, 2006 through December 31, 2006, which represents the actual number of days that shares of the Company's common stock were publicly traded during the quarter.