Form 10-Q
period 2007-12-31
Sally Beauty Holdings, Inc.
filed 2008-02-07
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2007

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

At February 4, 2008, there were 181,095,122 shares of the issuer’s common stock outstanding.

In this report, references to the “Company,” “Sally Beauty,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries for periods after the separation from Alberto-Culver Company (“Alberto-Culver”) and to Sally Holdings, Inc. and its consolidated subsidiaries for periods prior to the separation from Alberto-Culver unless otherwise indicated or context otherwise requires.

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

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as filed with the Securities and Exchange Commission. The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

WHERE YOU CAN FIND MORE INFORMATION

Sally Beauty’s quarterly financial results and other important information are available by calling the Investor Relations Department at (940) 297-3877.

Sally Beauty maintains a website at www.sallybeautyholdings.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.  The information contained on this website does not constitute part of this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following are our consolidated balance sheets as of December 31, 2007 and September 30, 2007 and our consolidated statements of earnings and cash flows for the three months ended December 31, 2007 and 2006.  On November 16, 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly owned subsidiary of Sally Beauty Holdings, Inc. in connection with our separation from the Alberto-Culver Company (“Alberto-Culver”).  In these financial statements and elsewhere in this Quarterly Report on Form 10-Q, we refer to these transactions as the Separation Transactions.  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for additional information about the Separation Transactions.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,

	2007	2006
Net sales	$655,787	$629,879
Cost of products sold and distribution expenses	349,618	345,387
Gross profit	306,169	284,492
Selling, general and administrative expenses (a)	224,541	213,178
Depreciation and amortization	11,752	9,790
Sales-based service fee charged by Alberto-Culver	—	3,779
Transaction expenses (b)	—	21,457
Operating earnings	69,876	36,288
Interest expense, net (c)	46,483	19,103
Earnings before provision for income taxes	23,393	17,185
Provision for income taxes	9,050	14,044
Net earnings	$14,343	$3,141

Net earnings per share:
Basic	$0.08	$0.02
Diluted	$0.08	$0.02

Weighted average shares: (d)
Basic	180,995	180,096
Diluted	183,182	182,329

(a)                                  Selling, general and administrative expenses include allocated overhead costs from Alberto-Culver of $1.0 million for the three months ended December 31, 2006 and share-based compensation of $5.6 million and $5.7 million for the three months ended December 31, 2007 and 2006, respectively.

(b)                                 Transaction expenses are one-time charges associated with the separation from Alberto-Culver.

(c)                                  Interest expense, net of interest income of $0.2 million and $1.0 million for the three months ended December 31, 2007 and 2006, respectively, includes expense of $5.7 million and income of $1.0 million of marked-to-market adjustments related to interest rate swaps for the three months ended December 31, 2007 and 2006, respectively.

(d)                                 For the three months ended December 31, 2006, weighted average shares were calculated from November 16, 2006 through December 31, 2006, which represents the actual number of days that shares of the Company’s common stock were publicly traded.

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,	September 30,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,147	$38,272
Trade accounts receivable, less allowance for doubtful accounts of $2,610 at December 31, 2007 and $2,564 at September 30, 2007	47,724	51,409
Other receivables	27,260	22,194
Inventories	595,701	569,404
Prepaid expenses	16,461	15,639
Deferred income tax assets	17,773	15,269
Total current assets	748,066	712,187
Property and equipment, net of accumulated depreciation of $223,875 at December 31, 2007 and $215,826 at September 30, 2007	156,293	154,068
Goodwill	406,093	406,623
Intangible assets, net of accumulated amortization of $13,815 at December 31, 2007 and $11,904 at September 30, 2007	70,332	70,505
Other assets	58,786	61,120
Total assets	$1,439,570	$1,404,503
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$18,994	$17,147
Accounts payable	163,943	176,660
Accrued expenses	138,324	153,826
Income taxes	12,528	10,369
Total current liabilities	333,789	358,002
Long-term debt	1,794,542	1,758,594
Other liabilities	25,383	18,828
Deferred income tax liabilities	31,194	30,240
Total liabilities	2,184,908	2,165,664
Stock options subject to redemption	6,390	6,549
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 400,000 shares; issued 181,468 shares and outstanding 181,017 shares at December 31, 2007 and issued 181,259 shares and outstanding 180,909 shares at September 30, 2007	1,810	1,809
Additional paid-in capital	616,607	610,513
Retained deficit	(1,400,211)	(1,414,554)
Accumulated other comprehensive income – foreign currency translation	30,066	34,522
Total stockholders’ deficit	(751,728)	(767,710)
Total liabilities and stockholders’ deficit	$1,439,570	$1,404,503

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$14,343	$3,141
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	11,752	9,790
Share-based compensation expense (net of deferred tax benefit of $2,021 and $1,679 in 2007 and 2006, respectively)	3,571	4,028
Amortization of deferred financing costs	2,131	742
Excess tax benefit from share-based compensation	(129)	(145)
Net loss on disposal of leaseholds and other property	150	631
Deferred income taxes	818	1,437
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	3,455	(1,031)
Other receivables	(5,241)	(2,111)
Inventories	(28,626)	19,377
Prepaid expenses	(1,008)	(5,282)
Other assets	215	(1,271)
Accounts payable and accrued expenses	(28,625)	(5,778)
Income taxes	2,248	25,794
Due from Alberto-Culver	—	463
Other liabilities	6,781	8,297
Net cash (used) provided by operating activities	(18,165)	58,082
Cash Flows from Investing Activities:
Capital expenditures	(12,280)	(9,189)
Proceeds from sale of property and equipment	115	41
Acquisitions, net of cash acquired	(3,112)	(5,738)
Net cash used by investing activities	(15,277)	(14,886)
Cash Flows from Financing Activities:
Change in book cash overdraft	1,175	(6,515)
Proceeds from issuance of long-term debt	142,976	1,885,109
Repayments of long-term debt	(105,194)	(88,021)
Debt issuance costs	—	(58,816)
Equity issuance costs	—	(42,222)
Equity contributions	—	575,000
Proceeds from exercises of stock options	215	239
Excess tax benefit from share-based compensation	129	145
Special cash dividend paid	—	(2,342,148)
Distributions to Alberto-Culver	—	(41,936)
Net cash provided (used) by financing activities	39,301	(119,165)
Effect of foreign exchange rate changes on cash and cash equivalents	(984)	(221)
Net increase (decrease) in cash and cash equivalents	4,875	(76,190)
Cash and cash equivalents, beginning of period	38,272	107,571
Cash and cash equivalents, end of period	$43,147	$31,381

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, are an integral part of these financial statements.

Sally Beauty Holdings, Inc and Subsidiaries

Condensed Notes to Consolidated Financial Statements

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or the “Company”) sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores, in the U.S., Puerto Rico, Mexico, Canada, Japan, United Kingdom and certain other countries in Europe. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons in the U.S., Canada, United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern U.S. and Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). Certain beauty products sold by BSG and Armstrong McCall are sold through exclusive territory agreements with the manufacturers of the products.

On November 16, 2006, pursuant to an investment agreement among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, Inc. (“Sally Holdings”), and CDRS Acquisition LLC (“CDRS”), Alberto-Culver separated its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies (the “Separation Transactions”).  Sally Holdings was a wholly-owned subsidiary of Alberto-Culver until the Separation Transactions, when it was converted to a Delaware limited liability company, was renamed Sally Holdings LLC and became an indirect wholly-owned subsidiary of Sally Beauty.  Sally Beauty was formed on June 16, 2006, and became the accounting successor company to Sally Holdings upon the completion of the Separation Transactions.  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for more information about the Separation Transactions.

All references in these notes to “management” are to the management of Sally Beauty. All references in these notes to the “Company” are to Sally Beauty and prior to November 16, 2006, Sally Holdings.

Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  The consolidated interim financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position as of December 31, 2007 and September 30, 2007, the results of operations and cash flows for the three months ended December 31, 2007 and 2006.  The results of operations for these interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  The Company adheres to the same accounting policies in preparation of interim financial statements.  As permitted under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions.  Such amounts are expensed in full in the year incurred.  For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

Sally Beauty Holdings, Inc and Subsidiaries

Condensed Notes to Consolidated Financial Statements

2.   Net Earnings Per Share

Basic net earnings per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted net earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2007	2006

Net earnings	$14,343	$3,141

Total weighted-average basic shares	180,995	180,096	(a)
Dilutive securities:
Stock option and stock award programs	2,187	2,233
Total weighted–average diluted shares	183,182	182,329	(a)

Earnings per share:
Basic	$0.08	$0.02
Diluted	$0.08	$0.02

(a)Weighted–average shares was calculated from November 16, 2006 through December 31, 2006, which represents the actual number of days that shares of the Company’s common stock were publicly traded.

At December 31, 2007, options to purchase 4,636,894 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options’ exercise prices, ranging from $9.45 to $9.66, were greater than the average market price per share of the Company’s common stock.

At December 31, 2006, options to purchase 2,622,909 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options’ exercise prices, ranging from $9.45 to $9.57, were greater than the average market price per share of the Company’s common stock.

3.   Share-Based Payments

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

During fiscal year 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”), a share-based compensation plan, which allows for the issuance of up to 10.0 million shares of the Company’s common stock. During the first quarter of fiscal year 2008, the Company granted approximately 2.6 million stock options to employees under the 2007 Plan. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $3.1 million in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Plan.

Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no share-based compensation plans of its own; however, certain employees of the Company had been granted stock options and stock awards under share-based compensation plans of Alberto-Culver. Alberto-Culver treated the Separation Transactions as though they constituted a change in control for purposes of Alberto-Culver’s stock options and stock awards. As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of

Sally Beauty Holdings, Inc and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Alberto-Culver, including those held by the Company’s employees, became fully vested upon completion of the Separation Transactions on November 16, 2006. Due to the Separation Transactions, the Company recorded a charge during the first quarter of fiscal year 2007 equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods as the stock options and stock awards for the Company’s employees vested over the original vesting periods. Upon completion of the Separation Transactions, all outstanding Alberto-Culver stock options and stock awards held by employees of the Company became options to purchase shares of the Company’s common stock.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements and the related tax benefits recognized in the statements of earnings (in thousands):

	Three Months Ended December 31,
	2007		2006

Share-based compensation expense	$5,592	(a)	$5,707	(b)
Income tax benefit related to share-based compensation expense	$2,021		$1,679

(a)          Includes $3.1 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 plan.

(b)         Includes $5.3 million of accelerated expense related to the separation from Alberto-Culver.

Stock Options

Each option has an exercise price that equals 100% of the market price of the Company’s stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are subject to forfeiture until the four year vesting period is complete.

The following table presents a summary of the activity for the Company’s stock option plans for the three months ended December 31, 2007:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2007	6,858	$7.37
Granted	2,560	8.80
Exercised	(108)	2.00
Forfeited or expired	(57)	9.00
Outstanding at December 31, 2007	9,253	$7.82	8.8	$14,028

Exercisable at December 31, 2007	3,080	$4.98	7.5	$13,182

Sally Beauty Holdings, Inc and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The following table summarizes information about stock options under the Company’s option plans at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2007 (in Thousands)	Weighted Average Exercise Price
$2.00	1,860	6.5	$2.00	1,860	$2.00
$7.70 – 9.66	7,393	9.4	9.28	1,220	9.53
Total	9,253	8.8	$7.82	3,080	$4.98

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

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Three Months Ended December 31,
	2007	2006
Expected lives (years)	5.0	5.0
Expected volatility	37.5%	41.9%
Risk-free interest rate	4.0%	4.4%
Dividend yield	0.0%	0.0%

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company that have been granted stock options under stock option plans of Alberto-Culver prior to the Separation Transactions. Expected volatility is derived by using the average volatility of the Company and similar companies since it is not practicable to estimate the Company’s expected volatility on a stand alone basis due to a lack of trading history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Since the Company does not expect to pay dividends, the dividend yield is 0%.

The weighted average fair value of the Company’s stock options issued to Company employees at the date of grant in the three months ended December 31, 2007 and 2006 was $3.46 and $3.65 per option, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2007 was $0.8 million. The total cash received from these option exercises was $0.2 million and the tax benefit realized for the tax deductions from these option exercises was $0.3 million.

At December 31, 2007, approximately $14.1 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over the weighted average period of 3.4 years.

Stock Awards

Restricted Stock Awards

A restricted stock award is an award of shares of the Company’s common stock that is subject to time-based vesting during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the vesting of the awards. Participants have full voting and dividend rights with respect to shares of restricted stock awards.

The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the restricted stock award at the date of grant, on a straight-line basis over the vesting period. For these purposes, the

Sally Beauty Holdings, Inc and Subsidiaries

Condensed Notes to Consolidated Financial Statements

fair market value of the restricted stock award is determined based on the closing price of the Company’s common stock on the grant date.

The following table presents a summary of the activity for the Company’s restricted stock awards for the three months ended December 31, 2007:

Restricted Stock Awards	Number of Shares (In Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2007	350	$8.10
Granted	101	8.80
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2007	451	$8.26	4.3

At December 31, 2007, approximately $3.2 million of total unrecognized compensation cost related to non-vested restricted stock awards is expected to be recognized over the weighted average period of 4.3 years.

Restricted Stock Units (“RSUs”)

The Company grants RSUs, which generally vest less than one year from date of grant, to its non-employee directors. RSUs are independent of option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting or dividend rights with respect to RSUs.

The Company expenses the cost of the RSUs, which is determined to be the fair market value of the RSUs at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair market value of the RSU is determined based on the closing price of the Company’s common stock on the grant date.

The following table presents a summary of the activity for the Company’s RSUs for the three months ended December 31, 2007:

Restricted Stock Units	Number of Shares (In Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2007	—	$—
Granted	56	8.80
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2007	56	$8.80	0.8

At December 31, 2007, approximately $0.4 million of total unrecognized compensation cost related to non-vested RSUs is expected to be recognized over the weighted average period of 0.8 years.

4.   Long-Term Debt

In connection with the Separation Transactions on November 16, 2006, the Company, through its subsidiaries, Sally Investment Holdings LLC and Sally Holdings, incurred $1,850.0 million of indebtedness by (i) drawing on a revolving (asset-based lending) facility (the “ABL facility”) in an amount equal to $70.0 million, (ii) entering into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million, and (iii) issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million.

The term loan facilities and the ABL facility are secured by substantially all of the Company’s assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those

Sally Beauty Holdings, Inc and Subsidiaries

Condensed Notes to Consolidated Financial Statements

of the Company’s domestic subsidiaries and, in the case of the ABL facility, those of the Company’s Canadian subsidiaries. The term loan facilities may be prepaid at the Company’s option at any time without premium or penalty and is subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met and 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

The senior notes and senior subordinated notes (collectively, the “Notes”) are unsecured obligations of Sally Holdings and its co-issuer and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of Sally Holdings (other than the co-issuer). Furthermore, the terms of the debt agreements significantly restrict the ability of Sally Holdings to pay dividends or otherwise transfer assets to the Company. Please see the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2007 for additional information on long-term debt.

Details of long-term debt are as follows (in thousands):

	December 31, 2007	Maturity dates (Fiscal Year)	Interest Rates
ABL facility	$53,400	2012	(i) PRIME and up to 0.50% or;
			(ii) LIBOR (a) plus (1.00% to 1.50%)
Term Loan A	140,625	2013	(i) PRIME plus (1.00% to 1.50%) or;
			(ii) LIBOR plus (2.00% to 2.50%)
Term Loan B	908,500	2014	(i) PRIME plus (1.25% to 1.50%) or;
			(ii) LIBOR plus (2.25% to 2.50%)
Total	$1,102,525

Senior notes	$430,000	2015	9.25%
Senior subordinated notes	280,000	2017	10.50%
Total	$710,000

Capitalized leases and other	$1,011
Less: current portion	(18,994)
Total long-term debt	$1,794,542

(a) London Interbank Offered Rate (“LIBOR”)

Maturities of the Company’s long-term debt are as follows (in thousands):

Fiscal Year:
2008	$12,525
2009	24,200
2010	24,200
2011	39,200
2012	137,600
Thereafter	1,574,800
$1,812,525
Capital leases and other	1,011
Less: current portion	(18,994)
Total	$1,794,542

5.   Interest Rate Swaps

In connection with the Separation Transactions, during November 2006, the Company entered into two interest rate swap agreements. The Company does not purchase or hold any derivative instruments for trading purposes. The interest rate swap agreements do not currently qualify as hedges and, therefore, the change in fair value of the interest rate swap agreements, which are adjusted quarterly, are recorded in the results of operations. The fair value of the swap agreements was a liability of approximately $8.7 million at December 31, 2007 and an asset of

Sally Beauty Holdings, Inc and Subsidiaries

Condensed Notes to Consolidated Financial Statements

approximately $1.0 million at December 31, 2006. Please see the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2007 for additional information on these interest rate swap agreements.

Fair value estimates presented for the swap agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions.

The counter-parties to these swap instruments are large financial institutions which the Company believes are of high quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counter-parties, such losses are not anticipated.

The marked-to-market impact of the swap arrangements on interest expense was an increase of approximately $5.7 million and a decrease of approximately $1.0 million in the three months ended December 31, 2007 and 2006, respectively.

6.   Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the three months ended December 31, 2007 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2007	$42,523	$364,100	$406,623
Additions, net of purchase price adjustments	711	—	711
Foreign currency translation	(910)	(331)	(1,241)
Balance at December 31, 2007	$42,324	$363,769	$406,093

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at December 31, 2007 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at December 31, 2007:
Intangible assets with indefinite lives:
Trade names	$15,349	$34,740	$50,089
Other intangibles	—	6,053	6,053
Total	15,349	40,793	56,142
Intangible assets subject to amortization: Gross carrying amount	540	27,465	28,005
Accumulated amortization	(45)	(13,770)	(13,815)
Net value	495	13,695	14,190
Total intangible assets, net	$15,844	$54,488	$70,332

7.   Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows for the three months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31,
	2007	2006
Net earnings	$14,343	$3,141
Other comprehensive income adjustments-foreign currency translation	(4,456)	(721)
Comprehensive income	$9,887	$2,420

Sally Beauty Holdings, Inc and Subsidiaries

Condensed Notes to Consolidated Financial Statements

8.   Income Taxes

The Company and its subsidiaries, file income tax returns in the U.S. federal jurisdiction, as well as in various foreign and most state jurisdictions.

The Separation Transactions were intended to qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Internal Revenue Code of 1986, as amended (the “Code”). In connection with the share distribution of Alberto-Culver common stock in the Separation Transactions, the Company received: (i) a private letter ruling from the IRS; and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. Certain internal restructurings also occurred at or immediately prior to the Separation Transactions. As a result of the internal restructurings and Separation Transactions, the Company inherited the federal tax identification number of the old Alberto-Culver parent for U.S. federal income tax purposes.

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

In the event an additional U.S. federal income tax liability related to the period prior to the Separation Transactions were determined, the Company will be jointly and severally liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its indemnification obligations to the Company under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. This interpretation, which became effective for fiscal years beginning after December 15, 2006, clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on (1) the recognition, derecognition, and measurement of uncertain tax positions in a period subsequent to that in which the tax position is taken; (2) the accounting for interest and penalties; (3) the presentation and classification of recorded amounts in the financial statements; and (4) disclosure requirements.

The Company adopted the provisions of FIN 48 on October 1, 2007. The adoption of FIN 48 did not require a change to the Company’s liability for unrecognized tax benefits and had no impact on the Company’s opening balance of retained deficit. The total amount of unrecognized tax benefits (including interest accruals) as of the date of adoption on October 1, 2007 is $3.9 million. If recognized, these positions would affect the Company’s effective tax rate.

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties as of October 1, 2007 is $1.0 million.

Over the next 12 months, management anticipates that it is reasonably possible for the amount of unrecognized benefits (including interest accruals) to be increased by $2.5 million as a result of additional federal, state, and foreign tax positions. This amount includes $1.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, other than interest, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Sally Beauty Holdings, Inc and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The Internal Revenue Service (“IRS”) has previously audited the consolidated federal income tax returns of Alberto-Culver through the fiscal year ending September 30, 2004. The Company has not recorded a reserve for Alberto-Culver related liability because the Company believes any exposure is immaterial.

The IRS has contacted the Company regarding an examination for the tax years ended 2005 and 2006, thus our statute remains open from the year ended September 30, 2005, forward. Our European subsidiaries are impacted by various statutes of limitations, which are generally open from 2004 forward. The statute of limitations on our Canadian operations is open from 2004 forward. Generally, states’ statutes in the United States are open from 2002 forward.

9.   Business Segments

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores, which offers professional beauty supplies to both salon professionals and retail customers, and (ii) BSG, including its franchise-based business Armstrong McCall is a full service beauty supply distributor, which offers professional brands of beauty products directly to salons through its own sales force and professional only stores (including franchise stores) in generally exclusive geographical territories in North America and parts of Europe.

The Company does not sell between segments. Segment data for the three months ended December 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Net sales:
Sally Beauty Supply	$408,290	$371,949
BSG	247,497	257,930
Total net sales	$655,787	$629,879
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$71,543	$65,493
BSG	21,130	18,722
Segment operating profit	92,673	84,215
Unallocated corporate expenses (1)	(17,205)	(16,984)
Share-based compensation expense	(5,592)	(5,707)
Sales-based service fee charged by Alberto-Culver	—	(3,779)
Transaction expenses (2)	—	(21,457)
Interest expense, net of interest income	(46,483)	(19,103)
Earnings before provision for income taxes	$23,393	$17,185

(1)     Unallocated corporate expenses consist of corporate and shared costs. The amounts include $0.0 million and $1.0 million of overhead charges allocated from Alberto-Culver for the three months ended December 31, 2007 and 2006, respectively.

(2)     Transaction expenses are one-time charges associated with the separation from Alberto-Culver in the three months ended December 31, 2006.

10.   Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 or SFAS 160, which requires, among other things, that the noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary’s equity be reported as a component of equity separate from the parent’s

Sally Beauty Holdings, Inc and Subsidiaries

Condensed Notes to Consolidated Financial Statements

interest and that net income or loss attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. In addition, purchases and sales of equity interest that do not result in a change in control will be accounted as equity transactions and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for periods on or after December 15, 2008. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In December 2007, the FASB, issued SFAS No. 141 (Revised 2007): Business Combinations or SFAS 141R. Among other things, SFAS 141R generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaces the practice, under predecessor SFAS No. 141: Business Combinations, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values. SFAS 141R further requires that acquisition-related costs be recognized separately from the related acquisition. SFAS 141R is effective in fiscal years beginning on or after December 15, 2008. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective in fiscal years beginning after November 15, 2007. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty Holdings, Inc. and its consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financing statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as well as the Risk Factors section of that Annual Report, and information contained elsewhere in this Quarterly Report, including the consolidated financial statements and condensed notes to those statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of First Quarter of Fiscal Year 2008

•                  Our net sales for the three months ended December 31, 2007 increased $25.9 million, or 4.1%, to $655.8 million compared to the same period in 2006;

•                  Sales for stores that have been open for at least 14 months as of the balance sheet date, which we refer to as comparable store sales, increased 2.1%, while operations acquired during the last twelve months contributed a 4.1% increase in sales. These increases were partly offset by the anticipated lower sales of L’Oreal brand products, resulting from the changes in the L’Oreal distribution agreement as reported in fiscal year 2007;

•                  Our consolidated gross profit for the three months ended December 31, 2007 increased 7.6% to $306.2 million compared to the same period in 2006. As a percentage of net sales, gross profit for the three months ended December 31, 2007 increased to 46.7% from 45.2% compared to the same period in 2006;

•                  Our operating earnings for the three months ended December 31, 2007 increased $33.6 million, or 92.6%, to $69.9 million compared to the same period in 2006. As a percentage of net sales, operating earnings were 10.7% for the three months ended December 31, 2007 compared to 5.8% for the same period in 2006;

•                  Sally Beauty Supply and Beauty Systems Group, which we refer to as BSG, opened 32 and 31 net stores, respectively, in the first quarter of fiscal year 2008;

•                  We acquired certain assets and the distribution rights in four states from two distributors of Goldwell/KMS products and began distributing these products in 12 additional states during the first quarter of fiscal year 2008;

•                  We began distributing Henkel’s Schwarzkopf brands in BSG stores and the distributor sales consultant (which we refer to as “DSC”) channel in 4 northeastern states; and

•                  We are in the second year of our 2-year program to consolidate warehouses and reduce administrative expenses of the BSG segment.

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG, we operate a multi-channel platform of 3,429 stores and supply 202 franchised stores in North America as well as selected European countries and Japan, as of December 31, 2007. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,100 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the three months ended December 31, 2007, our consolidated net sales and operating earnings were $655.8 million and $69.9 million, respectively.

Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of December 31, 2007, Sally Beauty Supply operated 2,701 company-owned stores and supplied 25 franchised stores (all outside the U.S.), with 2,240 stores located in the U.S., and the remainder in Puerto Rico, Mexico, Canada, Japan, United Kingdom and certain other countries in Europe. Sally Beauty Supply stores average approximately 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally

Beauty Supply stores ranges between 5,000 and 7,700 stock keeping units (“SKUs”) of beauty products, and includes products for hair care, nail care, beauty sundries and appliances, targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of December 31, 2007, BSG operated 728 company-owned stores, supplied 177 franchised stores and had a sales force of approximately 1,100 professional distributor sales consultants selling exclusively to salons and salon professionals in 47 U.S. states and portions of Canada, Mexico and certain European countries. BSG stores average approximately 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon market. The product selection in BSG stores, ranging between 3,500 and 9,800 SKUs of beauty products, includes hair care, nail care, beauty sundries and appliances targeting salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

Business Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in hair color, hair loss prevention and hair styling products. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

•                  High level of customer fragmentation.  The U.S. salon market is highly fragmented with over 230,000 salons. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

•                  Growth in booth renting and frequent stocking needs.  Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons. In addition, booth renters, who comprise a significant percentage of total U.S. salon professionals, are often responsible for purchasing their own supplies. Historically, booth renters have significantly increased as a percentage of total salon professionals and we expect this trend to continue. Given their smaller individual purchases and relative lack of financial resources, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like BSG and Sally Beauty Supply. These factors are key to driving demand for conveniently located professional beauty supply stores.

•                  Increasing Use of Exclusive-Label Products.  We offer a broad range of private label and control label products, which we generally refer to collectively as “exclusive-label products.” Private label products are brands for which we own or license the trademark and, in some instances, the formula. Control label products are brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. Generally, our exclusive-label products have higher gross margins than the leading third-party branded products and we believe this area offers potential growth.

•                  International Growth Strategies. A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations. We have recently made several non-U.S. acquisitions, including our acquisition in 2007 of Chapelton 21 Limited. We intend to continue to identify and evaluate non-U.S. acquisition targets. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and to successfully pursue additional non-U.S. acquisitions may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors – We may not be able to successfully identify acquisition candidates…” “If we acquire any businesses in the future…” and “Our ability to conduct business in international markets…” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

•                  Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic value-added acquisitions. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in December 2006, our largest supplier, L’Oreal, moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal also announced the acquisitions of distributors competing with BSG in the southeastern and west coast of the U.S. and of a supplier (Pureology) that does not currently do business with BSG. As a result, L’Oreal is entering into direct competition with BSG. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose that revenue as well. There can be no assurance that there will not be further loss of revenue over time by BSG (including within its franchise-based business) due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Risk Factors – The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

•                  High level of competition.  Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the Internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could have a negative impact on our business.

•                  Favorable demographic and consumer trends.  The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends in large part on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. If we are unable to anticipate and respond to trends in the market for beauty products and changing consumer demands, our business could suffer.

•                  Controlling expenses. Another important aspect of our business is our ability to control costs, especially in our BSG business segment by right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure. In fiscal year 2007, in response to the loss of L’Oreal related revenue discussed above, BSG’s sales force was reduced and the remaining affected distributor sales consultants were offered certain compensation related incentives to stay with BSG as BSG has sought and continues to seek to replace lost L’Oreal revenue. We also continue to study our distribution function as we seek to rationalize our infrastructure. BSG has substantially completed a store re-branding project that repositioned all of its North American company-owned stores under a common name and store identity, CosmoProf. This project is expected to provide brand consistency, save on advertising and promotional costs and allow for a more focused marketing strategy. During fiscal year 2007, we began implementing a two-year, $19.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program. We currently believe that this plan could produce significant annual expense savings within the next two years. Please see “Risk Factors – We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

•                  Opening New Stores. Our future growth strategy depends in part, on our ability to open and profitably operate new stores in existing and additional geographic markets. The capital requirements to open a U.S. based Sally Beauty Supply or BSG store, excluding inventory, average approximately $60,000 and $75,000, respectively. However, we may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. Please see “Risk Factors – If we are unable to profitably open…” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

•                  Changes to our information technology systems. As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. In particular, during fiscal year 2008, we will be upgrading our financial reporting system, our distribution information systems (in connection with our capital spending program to consolidate warehouses, as discussed above), implementing new warehouse information systems at our Armstrong McCall, L.P. (“Armstrong McCall”) warehouse and implementing a new point-of-sale system for tracking customer sales. These and any other required upgrades to our information systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our business, financial condition or results of operations.

•                  Relationships with suppliers. We do not manufacture the brand name or exclusive-label products we sell, and instead purchase our products from manufacturers. We depend upon a limited number of manufacturers for a significant percentage of the products we sell, and our relationships with these suppliers change often. Please see the next section, Relationships with suppliers, for more information on this trend.

Relationships with suppliers

Most of the net sales of Sally Beauty Supply and BSG are generated through retail stores with respect to the Sally Beauty Supply business, and both professional only stores and professional distribution sales consultants with respect to the BSG business. In addition, BSG has a number of franchisees located primarily in the south and southwestern portions of the U.S. and in Mexico, which buy products directly from BSG for resale in their assigned territories. A very small percentage of sales are generated through franchisees or sub-distributors (primarily in Europe), which also buy products directly from Sally Beauty Supply or BSG for resale. Sally Beauty Supply/BSG and their suppliers are dependent on each other for the distribution of beauty products. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. For example, during the second quarter of 2007, Farouk Systems, Inc. (“Farouk Systems”), terminated its distribution agreement with us. Subsequently, effective July 2007, BSG stores and professional distributor sales consultants were once again given approval to distribute Farouk Systems products, with an expanded distribution area.

On December 19, 2006, we announced that: (i) BSG, other than its Armstrong McCall division, would not retain its rights to distribute the professional products of L’Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG had distribution rights, and (ii) BSG’s Armstrong McCall division would not retain the rights to distribute Redken professional products through its franchises. In an effort to replace these rights, BSG entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. Armstrong McCall retained its exclusive rights to distribute Matrix professional products in its territories.

In fiscal year 2007, we adopted a plan to mitigate the negative effects resulting from unfavorable changes in our relationships with suppliers, such as L’Oreal, which includes the following steps: (i) adding new products to replace lines with our distributor sales consultants; (ii) adding new product lines to our BSG stores; (iii) expanding existing product lines into new territories; and (iv) managing costs to maximize the efficiency of the BSG structure (in fiscal year 2007 we undertook a right-sizing of the BSG business, including some targeted reductions-in-force). Although we are focused on developing new revenue and cost management initiatives, there can be no assurance that our efforts will partially or completely offset the loss of these distribution rights. See “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Regarding other suppliers, during fiscal year 2007 and first quarter of fiscal year 2008, our expansion of the BSG segment included the acquisition of certain assets, and the award of distribution rights, which allow us to distribute Goldwell/KMS products and Paul Mitchell products in various markets, as well as a number of other brands, in additional segments of the marketplace. We expect to gain certain other distribution rights over time through either further awards or by acquisitions of existing distributors.

Our Separation from Alberto-Culver

On November 16, 2006, pursuant to an investment agreement among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, Inc. (“Sally Holdings”), and CDRS Acquisition LLC (“CDRS”), Alberto-Culver separated its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies (the “Separation Transactions”). Sally Holdings was a wholly-owned subsidiary of Alberto-Culver until the Separation Transactions, when it was converted to a Delaware limited liability company, was renamed Sally Holdings LLC and became an indirect wholly-owned subsidiary of Sally Beauty. Sally Beauty was formed on June 16, 2006 and became the accounting successor company to Sally Holdings upon the completion of the Separation Transactions. See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for more information about the Separation Transactions.

Results of Operations

The following table shows the condensed results of operations of our business for the three months ended December 31, 2007 and 2006, expressed as a percentage of net sales for the respective periods (dollars in thousands):

	Three Months Ended December 31,
	2007		2006
Net sales	$655,787	100.0%	$629,879	100.0%
Cost of products sold and distribution expenses	349,618	53.3%	345,387	54.8%
Gross profit	306,169	46.7%	284,492	45.2%
Total other operating costs and expenses	236,293	36.0%	248,204	39.4%
Operating earnings	69,876	10.7%	36,288	5.8%
Interest expense, net	46,483	7.1%	19,103	3.1%
Earnings before provision for income taxes	23,393	3.6%	17,185	2.7%
Provision for income taxes	9,050	1.4%	14,044	2.2%
Net earnings	$14,343	2.2%	$3,141	0.5%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2007	2006 (1)
Net sales:
Sally Beauty Supply	$408,290	$371,949
BSG	247,497	257,930
	$655,787	$629,879
Gross Profit	$306,169	$284,492
Gross profit margin	46.7%	45.2%
Selling, general and administrative expenses	$224,541	$213,178
Depreciation and amortization	$11,752	$9,790
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$71,543	$65,493
BSG	21,130	18,722
Segment operating profit	92,673	84,215
Unallocated expenses	(17,205)	(16,984)
Share-based compensation expense	(5,592)	(5,707)
Sales-based service fee charged by Alberto-Culver	—	(3,779)
Transaction expenses	—	(21,457)
Operating earnings	69,876	36,288
Interest expense, net of interest income	(46,483)	(19,103)
Earnings before provision for income taxes	$23,393	$17,185
Segment operating profit margin:
Sally Beauty Supply	17.5%	17.6%
BSG	8.5%	7.3%
Consolidated operating profit margin	10.7%	5.8%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	2,726	2,531
BSG	905	836
Total	3,631	3,367
Comparable store sales growth (2)
Sally Beauty Supply	0.3%	3.4%
BSG	7.5%	9.9%
Consolidated	2.1%	5.0%

(1)	Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.
(2)	Comparable stores are defined as company-owned stores that have been open for at least 14 months as of the last day of a month.

Comparison of the Three Months Ended December 31, 2007 and 2006

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (in thousands of dollars).

	Three Months Ended December 31,
	2007	2006	Increase (Decrease)
Net sales:
Sally Beauty Supply	$408,290	$371,949	$36,341	9.8%
BSG	247,497	257,930	(10,433)	(4.0)%
Consolidated net sales	$655,787	$629,879	$25,908	4.1%

Gross profit:
Sally Beauty Supply	$210,939	$189,004	$21,935	11.6%
BSG	95,230	95,488	(258)	(0.3)%
Consolidated gross profit	$306,169	$284,492	$21,677	7.6%

Gross profit margin:
Sally Beauty Supply	51.7%	50.8%	0.8%
BSG	38.5%	37.0%	1.5%
Consolidated gross profit margin	46.7%	45.2%	1.5%

Net Sales

Consolidated net sales increased $25.9 million or 4.1% for the three months ended December 31, 2007 as compared to the same period in 2006. The net sales increase related principally to acquisitions of approximately $26.1 million, a positive impact from foreign exchange rates of approximately $8.1 million, a comparable store sales growth of 2.1% and the opening of new stores, including 164 net new stores opened during the last twelve months (excluding acquisitions). These increases were offset, in part, by lower BSG net sales, as a result of the changes in the L’Oreal distribution agreement reported in fiscal year 2007, of approximately $27.8 million and the loss of approximately $8.8 million of lower margin franchise-based sales.

Sally Beauty Supply. Net sales for Sally Beauty Supply increased $36.3 million or 9.8% for the three months ended December 31, 2007 as compared to the same period in 2006. The net sales increased principally from the incremental sales of approximately $25.3 million from acquisitions, a comparable store sales growth of 0.3%, the opening of new stores, including 95 net new stores opened during the last twelve months (excluding acquisitions) and a positive impact from foreign exchange rates of approximately $3.4 million. Comparable store sales were positively impacted by continued growth of exclusive label products and certain merchandise categories such as hair extensions and negatively impacted by a continued decline in same store number of transactions. Sally Beauty Supply also believes inclement weather in December, 2007 and a generally weak retail selling environment contributed to weaker same store sales during the three months ended December 31, 2007.

Beauty Systems Group. Net sales for BSG decreased $10.4 million or 4.0% for the three months ended December 31, 2007 as compared to the same period in 2006. The net sales decreased principally as a result of lower L’Oreal sales resulting from the changes in the distribution agreement reported in fiscal year 2007 of approximately $27.8 million and the loss of approximately $8.8 million of lower margin franchise-based sales. These decreases were offset, in part, by a comparable store sales growth of 7.5%, the opening of new stores, including 69 new stores over the twelve month period ending December 31, 2007 (excluding acquisitions), a positive impact from foreign exchange rates of approximately $4.7 million and incremental sales of approximately $0.8 million from acquisitions. In addition, BSG net sales were positively impacted by the introduction of new product lines.

Gross Profit

Consolidated gross profit increased $21.7 million or 7.6% for the three months ended December 31, 2007 as compared to the same period in 2006, principally due to acquisitions for Sally Beauty Supply and improved gross margins in both operating segments.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased $21.9 million or 11.6% for the three months ended December 31, 2007 as compared to the same period in 2006, principally as a result of acquisitions and the increased unit sales volume. Gross profit margin as a percent of net sales improved for the three months ended December 31, 2007 as compared to the same period in 2006, principally as a result of a shift in product mix including, among other things, continued increase in sales of exclusive-label products and gross profit margin increase on certain products. These gross profit margin improvements were partially offset by the gross profit margin impact of the additional acquisition revenues in Sally Beauty Supply international business.

Beauty Systems Group. BSG’s gross profit decreased $0.3 million or 0.3% for the three months ended December 31, 2007 as compared to the same period in 2006, principally as a result of lower sales volume. Gross profit margins as a percentage of net sales improved for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 primarily due to margin pressure of lower margin business in our franchise-based business for the three months ended December 31, 2006 that was not repeated during the three months ended December 31, 2007. In addition, BSG’s gross margins during the three months ended December 31, 2007 have benefited from a shift in revenue with higher store sales versus distributor sales consultants’ revenues as store sales generally have a higher gross profit margin.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $11.3 million, or 5.3%, to $224.5 million for the three months ended December 31, 2007 compared to $213.2 million for the same period in 2006. Selling, general and administrative expenses, as a percentage of net sales, were 34.2% for the three months ended December 31, 2007 compared to 33.8% for the same period in 2006. This increase is attributable principally to expenses directly associated with the net sales increase, including the effects of acquisitions, for freight and delivery expense of approximately $0.8 million, employee compensation of approximately $9.2 million, rent expense related to increased rent on existing stores and addition of new stores of approximately $4.6 million and additional expenses at the Company’s corporate support center of approximately $1.2 million. These increases were partially offset by a $1.0 million decrease in expenses from the inclusion in the results for the three months ended December 31, 2006, related to allocated overhead charges from Alberto-Culver prior to the Separation Transactions, with no comparable charges in the three months ended December 31, 2007 and by lower sales commissions of approximately $1.8 million and advertising expense of approximately $1.5 million. Selling, general and administrative expense for the three months ended December 31, 2007 includes approximately $1.7 million for BSG retention incentives for DSC’s due to the L’Oreal contractual changes reported during fiscal year 2007.

Depreciation and Amortization

Consolidated depreciation and amortization increased $2.0 million, or 20.4%, to $11.8 million for three months ended December 31, 2007 compared to $9.8 million for the same period in 2006. The increase was primarily due to the amortization of intangible assets associated with acquisitions and the capital expenditures for unit growth of both operating segments.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee charged by Alberto-Culver was $3.8 million for the three months ended December 31, 2006 with no comparable expense for the three months ended December 31, 2007 as a result of the cancellation of the agreement in connection with the Separation Transactions.

Transaction Expenses

We recorded $21.5 million in expenses related to the Separation Transactions for the three months ended December 31, 2006. These expenses were for fees allocated to us by Alberto-Culver, for severance payments to certain former officers and for other professional fees. We did not incur any comparable expenses related to the Separation Transactions in the three months ended December 31, 2007.

Operating Earnings

Consolidated operating earnings increased $33.6 million to $69.9 million for the three months ended December 31, 2007 compared to $36.3 million for the same period in 2006. Operating earnings, as a percentage of net sales, were

10.7% for the three months ended December 31, 2007 compared to 5.8% for the same period in 2006. The increase in consolidated operating earnings was primarily due to improved gross profit of $21.9 million by Sally Beauty Supply as well as the non-reoccurrence of fees incurred during the three months ended December 31, 2006 of $21.5 million in connection with the Separation Transactions.

Sally Beauty Supply. Sally Beauty Supply’s segment operating earnings increased $6.0 million, or 9.2%, to $71.5 million for the three months ended December 31, 2007 compared to $65.5 million for the same period in 2006. Segment operating earnings, as a percentage of net sales, were 17.5% for the three months ended December 31, 2007 compared to 17.6% for the same period in 2006. Sally Beauty Supply’s segment operating earning margins were impacted by the additional revenues from the Sally Beauty Supply international acquisition, as this is generally a lower operating earnings margin business.

Beauty Systems Group. BSG’s segment operating earnings increased $2.4 million, or 12.8%, to $21.1 million for the three months ended December 31, 2007 compared to $18.7 million for the same period in 2006. Segment operating earnings, as a percentage of net sales, were 8.5% for the three months ended December 31, 2007 compared to 7.3% for the same period in 2006. BSG’s segment operating earnings were positively impacted by improvement in gross profit margins as well as lower selling, general and administrative expenses, principally sales commission, advertising and delivery/freight expenses and the savings of consulting fees of approximately $1.0 million not incurred for the three months ended December 31, 2007. These improvements were offset, in part, by the operating expenses attributable to stores opened and the businesses acquired in the twelve month period ending on December 31, 2007.

Net Interest Expense

Interest expense, net of interest income of $0.2 million, was $46.5 million for the three months ended December 31, 2007 compared to $19.1 million, net of interest income of $1.0 million, for the same period in 2006. The increase in interest expense was primarily attributable to the interest associated with the new debt incurred on November 16, 2006. Net interest expense also reflects non-cash expense of $ 5.7 million and income of $1.0 million of marked-to-market adjustments for the interest rate swaps, as described in Note 5 of the Condensed Notes to Consolidated Financial Statements, for the three months ended December 31, 2007 and 2006, respectively.

Provision for Income Taxes

Provision for income taxes was $9.1 million during the three months ended December 31, 2007 compared to $14.0 million for the same period in 2006. Income taxes for the interim periods ended December 31, 2007 and December 31, 2006 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. The estimated annual effective tax rate (excluding discrete items) is 35.9% for fiscal year 2008 compared to 39.1% for fiscal year 2007. The reduction in the estimated annual effective tax rate primarily relates to the reduced impact of permanent items on higher earnings and a reduction in foreign statutory tax rates.

Net Earnings

As a result of the foregoing, consolidated net earnings increased $11.2 million, to $14.3 million for the three months ended December 31, 2007 compared to $3.1 million for the same period in 2006. Net earnings, as a percentage of net sales, were 2.2% for the three months ended December 31, 2007 compared to 0.5% for the three months ended December 31, 2006. The improved net earnings reflected the improved operating performance of both the Sally Beauty Supply segment and the BSG segment, as discussed above, and the non-recurrence for the three months ended December 31, 2007, of the expenses related to the Separation Transactions that were incurred in the three months ended December 31, 2006. These improvements were offset in part by increased interest expense associated with the debt we incurred on November 16, 2006.

Financial Condition

December 31, 2007 Compared to September 30, 2007

Working capital (current assets less current liabilities) at December 31, 2007 was $414.3 million compared to $354.2 million at September 30, 2007, representing an increase of $60.1 million. The resulting ratio of current assets to current liabilities was 2.24 to 1.00 at December 31, 2007 compared to 1.99 to 1.00 at September 30, 2007. The increase in working capital reflects a $35.9 million increase in current assets combined with a $24.2 decrease in current liabilities. Current assets reflect a $26.3 million increase in inventory levels and a $5.1 million increase in other receivables. The decrease in current liabilities was primarily the result of a decrease in accounts payable and accrued expenses.

Inventories increased $26.3 million to $595.7 million at December 31, 2007 compared to $569.4 million at September 30, 2007 while other receivables increased by $5.1 million to $27.3 million at December 31, 2007. The increase in inventory was primarily due to purchases in connection with new and expanded BSG brands and the build up of certain products for Sally Beauty Supply. The increase in other receivables relates principally to the timing of billing and collections of certain vendor credits including higher volume purchase rebates in connection with the procurement of inventory during the three months ended December 31, 2007.

Accounts payable decreased by $12.8 million to $163.9 million at December 31, 2007 from $176.7 million at September 30, 2007 primarily due to the timing of payments related to inventory and property and equipment purchased during the fourth quarter of fiscal year 2007. Accrued expenses decreased by $15.5 million to $138.3 million at December 31, 2007 from $153.8 million at September 30, 2007 primarily due to payments of accrued interest on long-term debt.

Total stockholders’ deficit decreased by $16.0 million as a result of earnings for the three months ended December 31, 2007, offset in part by a $4.4 million decrease in accumulated other comprehensive income. Accumulated other comprehensive income - foreign currency translation decreased by $4.4 million to $30.1 million at December 31, 2007, compared to $34.5 million at September 30, 2007.

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

Following the completion of the Separation Transactions, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred in connection with the Separation Transactions and from funding the costs of operations, working capital and capital expenditures. As a holding company, we depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses. Please see the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2007 for additional information on liquidity and capital resources.

We utilize our revolving (asset-based lending) facility (the “ABL facility”) for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including interest payments due on our indebtedness.  The funds drawn on individual occasions during the three months ended December 31, 2007 have varied in amounts of up to $35.7 million, with total amounts outstanding ranging from $2.2 million up to $86.9 million. The amounts drawn are generally outstanding for a short period of time and are generally paid down as cash is received from our operating activities.

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the three months ended December 31, 2007. Historically, the primary use of cash was for acquisitions and capital expenditures and, for the three months ended December 31, 2006, for the special cash dividend paid in connection with the Separation Transactions. The following table shows our sources and uses of funds for the three months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31,
	2007	2006
Net cash (used) provided by operating activities	$(18,165)	$58,082
Net cash used by investing activities	(15,277)	(14,886)
Net cash provided (used) by financing activities	39,301	(119,165)
Effect of foreign exchange rates	(984)	(221)
Net increase (decrease) in cash and cash equivalents	$4,875	$(76,190)

Net Cash (Used) Provided by Operating Activities

Net cash (used) provided by operating activities, which excludes the effects of acquisitions, during the three months ended December 31, 2007 decreased by $76.3 million to $18.2 million of net cash used, compared to net cash provided of $58.1 million during the three months ended December 31, 2006. The decrease was primarily due to an increase in cash used to purchase inventory of approximately $48.0 million and to reduce accounts payable and accrued expenses of $22.9 million and income taxes payable of $23.6 million. This decrease was offset, in part, by improved earnings for the three months ended December 31, 2007 of approximately $11.2 million.

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2007 increased by $0.4 million to $15.3 million, compared to $14.9 million during the three months ended December 31, 2006. This increase was primarily due to an increase in capital expenditures for new stores, remodels of existing facilities and capital spending on our program to consolidate warehouses, offset in part, by a reduction in cash used for acquisitions. For the three months ended December 31, 2007, the $3.1 million of cash used for acquisitions consisted primarily of goodwill and intangible assets.

Net Cash Provided (Used) by Financing Activities

Net cash provided (used) by financing activities during the three months ended December 31, 2007 increased by $158.5 million to cash provided of $39.3 million, compared to cash used of $119.2 million during the three months ended December 31, 2006. The increase was primarily due to the exclusion of distributions to Alberto-Culver and costs associated with the Separation Transactions, including debt issuance costs, and special cash dividend paid in the three months ended December 31, 2006. This increase was offset, in part, by lower levels of borrowings and the absence of capital contributions during the three months ended December 31, 2007.

Capital Requirements

For fiscal year 2008, we anticipate total capital expenditures of approximately $60.0 million. Capital expenditures will be used primarily for the addition of new stores, our BSG distribution project, the remodel, expansion or relocation of existing facilities and various corporate projects. During the three months ended December 31, 2007, capital expenditures were approximately $12.3 million.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2007.

Off-Balance Sheet Financing Arrangements

We had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs which totaled $7.7 million and $9.4 million at December 31, 2007 and September 30, 2007, respectively.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, relate to the valuation of inventories, vendor allowances, retention of risk, income taxes and share-based payments. There have been no material changes to our critical accounting policies since September 30, 2007, except for the adoption of FIN 48, which is discussed in Note 8 of the Condensed Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 or SFAS 160, which requires, among other things, that the noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary’s equity be reported as a component of equity separate from the parent’s interest and that net income or loss attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. In addition, purchases and sales of equity interest that do not result in a change in control will be accounted as equity transactions and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for periods on or after December 15, 2008. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In December 2007, the FASB, issued SFAS No. 141 (Revised 2007): Business Combinations or SFAS 141R. Among other things, SFAS 141R generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their fair values on the acquisitions date. This practice replaces the practice, under predecessor SFAS No. 141: Business Combinations, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values. SFAS 141R further requires that acquisition-related costs be recognized separately from the related acquisition. SFAS 141R is effective in fiscal years beginning after December 15, 2008. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective in fiscal years beginning after November 15, 2007. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. Fluctuations in U.S. dollar exchange rates within the range of the rates for the three months ended December 31, 2007 and 2006 did not have a material effect on our financial condition and results of operations. We do not use derivative financial instruments to manage foreign currency exchange rate risk.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the Term Loans and the ABL facility. Based on the approximately $1.1 billion of borrowings under the Term Loans and the ABL facility as of December 31, 2007, a change in the estimated interest rate up or down by 1/8% will increase or decrease earnings before provision for income taxes by approximately $1.3 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. In addition, the agreement underlying our Term Loans requires that we and/or certain of our other subsidiaries hedge a portion of our floating interest rate exposure for a specified period.

On November 24, 2006, we entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million, respectively. These agreements expire on November 24, 2008 and 2009, respectively. The agreements allow us to convert a portion of our variable rate interest to a fixed rate of 4.9975% plus (2.00% to 2.50%) and 4.94% plus (2.00% to 2.50%), respectively. As discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, changes in the fair value of these interest rate swap agreements driven by interest rate changes will increase or decrease our net interest expense and may therefore affect our earnings.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2007, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries, as of December 31, 2007. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

Items 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in our Annual Report. The risks described in that report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

(a) Not applicable

(b) Not applicable

Item 6. Exhibits.

Exhibit No.	Description
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.02 to the Company’s Current Report on Form 8-K filed on October 30, 2006

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on October 30, 2006

2.7

Agreement for the sale and purchase of the entire issued share capital of Chapelton 21 Limited, a private company incorporated in Scotland, dated as of February 15, 2007 by and among Ogee Limited, a company incorporated under the laws of England and Wales and an indirect wholly-owned subsidiary of the Company, and the shareholders named therein, which is incorporated by reference from Exhibit 2.7 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007

3.1

Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006

3.2

Amended and Restated By-Laws of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006

3.3

Second Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated December 5, 2006, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2006

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated by reference from Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.4

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital, Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.11

Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.12

U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.6.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.13

Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. and certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.14

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 22, 2006

31.1-31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications *

32.1-32.2	Section 1350 Certifications *

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

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date:	February 7, 2008

By:	/s/ MARK J. FLAHERTY
Mark J. Flaherty
Vice President, Chief Accounting Officer and Controller