Form 10-Q
period 2008-06-30
Sally Beauty Holdings, Inc.
filed 2008-08-07
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-33145

SALLY BEAUTY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2257936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Colorado Boulevard	76210
Denton, Texas	(zip code)
(Address of principal executive offices)

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

At August 4, 2008, there were 181,286,320 shares of the issuer’s common stock outstanding.

In this report, references to the “Company,” “Sally Beauty,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries for periods after the separation from Alberto-Culver Company (“Alberto-Culver”) and to Sally Holdings, Inc. and its consolidated subsidiaries for periods prior to the separation from Alberto-Culver unless otherwise indicated or the context otherwise requires.

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

•             our inability to achieve the benefits of scale that were achieved by Alberto-Culver prior to our separation from Alberto-Culver;

•             being a holding company, with no operations of our own, and depending on our subsidiaries for cash;

•             the highly competitive nature of, and the increasing consolidation of, the beauty products distribution industry;

•             anticipating changes in consumer preferences and buying trends or to manage our product lines and inventory;

•             our dependence upon manufacturers who may be unwilling or unable to continue to supply products to us;

•             products sold by us being found to be defective in labeling or content;

•             compliance with laws and regulations or becoming subject to additional or more stringent laws and regulations;

•             product diversion to mass retailers;

•             the operational and financial performance of our Armstrong McCall, L.P. business;

•             the success of our new Internet-based business;

•             successfully identifying acquisition candidates or successfully completing desirable acquisitions;

•             integrating businesses acquired in the future;

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

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as filed with the Securities and Exchange Commission (the “SEC”). The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following are our consolidated balance sheets as of June 30, 2008 and September 30, 2007; our consolidated statements of earnings for the three and nine months ended June 30, 2008 and 2007 and our consolidated statements of cash flows for the nine months ended June 30, 2008 and 2007.  On November 16, 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly owned subsidiary of Sally Beauty Holdings, Inc. in connection with our separation from the Alberto-Culver Company (“Alberto-Culver”).  In these financial statements and elsewhere in this Quarterly Report on Form 10-Q, we refer to these transactions as the “Separation Transactions.”  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for additional information about the Separation Transactions.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$676,830	$634,880	$1,975,963	$1,874,035
Cost of products sold and distribution expenses	361,764	343,993	1,056,304	1,015,638
Gross profit	315,066	290,887	919,659	858,397
Selling, general and administrative expenses (a)	226,673	221,490	672,303	646,863
Depreciation and amortization	11,806	10,765	35,379	30,580
Sales-based service fee charged by Alberto-Culver	—	—	—	3,779
Transaction expenses(b)	—	18	—	21,502
Operating earnings	76,587	58,614	211,977	155,673
Interest expense, net (c)	29,889	36,832	124,015	98,882
Earnings before provision for income taxes	46,698	21,782	87,962	56,791
Provision for income taxes	17,339	8,334	31,864	29,163
Net earnings	$29,359	$13,448	$56,098	$27,628
Net earnings per share:
Basic	$0.16	$0.07	$0.31	$0.15
Diluted	$0.16	$0.07	$0.31	$0.15

Weighted average shares: (d)
Basic	181,268	180,398	181,132	180,272
Diluted	182,837	182,680	182,775	182,536

(a)

Selling, general and administrative expenses include allocated overhead costs from Alberto-Culver of $1.0 million for the nine months ended June 30, 2007; and share-based compensation of $1.5 million and $3.8 million for the three months ended June 30, 2008 and 2007, and $8.7 million and $10.0 million for the nine months ended June 30, 2008 and 2007, respectively.

(b)	Transaction expenses are one-time charges associated with the separation from Alberto-Culver.

(c)

Interest expense is net of interest income of $0.2 million and $0.2 million for the three months ended June 30, 2008 and 2007; and $0.6 million and $1.5 million for the nine months ended June 30, 2008 and 2007, respectively; and includes income of $7.6 million and $4.0 million of marked-to-market adjustments related to interest rate swaps for the three months ended June 30, 2008 and 2007; and expense of $6.6 million and income of $3.3 million related to interest rate swap adjustments for the nine months ended June 30, 2008 and 2007, respectively.

(d)

For the nine months ended June 30, 2007, weighted average shares were calculated from November 16, 2006 through June 30, 2007, which represents the actual number of days that shares of the Company’s common stock were publicly traded.

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30,	September 30,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,724	$38,272
Trade accounts receivable, less allowance for doubtful accounts of $2,388 at June 30, 2008 and $2,564 at September 30, 2007	46,791	51,409
Other receivables	25,482	22,194
Inventories	610,241	569,404
Prepaid expenses	22,092	15,639
Deferred income tax assets	18,303	15,269
Total current assets	756,633	712,187
Property and equipment, net of accumulated depreciation of $239,382 at June 30, 2008 and $215,826 at September 30, 2007	161,220	154,068
Goodwill	450,355	406,623
Intangible assets, net of accumulated amortization of $16,041 at June 30, 2008 and $11,904 at September 30, 2007	68,977	70,505
Other assets	58,590	61,120
Total assets	$1,495,775	$1,404,503
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$24,135	$17,147
Accounts payable	174,868	176,660
Accrued expenses	134,753	153,826
Income taxes	10,250	10,369
Total current liabilities	344,006	358,002
Long-term debt	1,783,926	1,758,594
Other liabilities	27,244	18,828
Deferred income tax liabilities	35,495	30,240
Total liabilities	2,190,671	2,165,664
Stock options subject to redemption	6,134	6,549
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 400,000 shares; issued 181,552 shares and outstanding 181,286 shares at June 30, 2008 and issued 181,259 shares and outstanding 180,909 shares at September 30, 2007	1,813	1,809
Additional paid-in capital	620,186	610,513
Retained deficit	(1,358,456)	(1,414,554)
Accumulated other comprehensive income	35,427	34,522
Total stockholders’ deficit	(701,030)	(767,710)
Total liabilities and stockholders’ deficit	$1,495,775	$1,404,503

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$56,098	$27,628
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,379	30,580
Share-based compensation expense, net of deferred tax benefit of $2,250 and $3,853 in 2008 and 2007, respectively	6,467	6,190
Amortization of deferred financing costs	6,360	5,287
Excess tax benefit from share-based compensation	(253)	(470)
Net loss on disposal of leaseholds and other property	146	1,339
Deferred income taxes	3,161	5,591
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	6,381	6,123
Other receivables	(3,319)	2,980
Inventories	(30,121)	44,895
Prepaid expenses	(6,112)	(5,134)
Other assets	181	(3,425)
Accounts payable and accrued expenses	(38,946)	(1,417)
Income taxes	(79)	993
Due from Alberto-Culver	—	463
Other liabilities	9,290	5,927
Net cash provided by operating activities	44,633	127,550
Cash Flows from Investing Activities:
Capital expenditures	(35,727)	(35,656)
Proceeds from sale of property and equipment	255	8,344
Acquisitions, net of cash acquired	(48,201)	(70,310)
Net cash used by investing activities	(83,673)	(97,622)
Cash Flows from Financing Activities:
Change in book cash overdraft	5,008	(6,515)
Proceeds from issuance of long-term debt	394,334	2,137,985
Repayments of long-term debt	(366,619)	(331,007)
Debt issuance costs	—	(58,816)
Equity issuance costs	—	(42,378)
Equity contributions	—	575,000
Proceeds from exercises of stock options	614	890
Excess tax benefit from share-based compensation	253	470
Special cash dividend paid	—	(2,342,148)
Distributions to Alberto-Culver	—	(39,471)
Net cash provided (used) by financing activities	33,590	(105,990)
Effect of foreign exchange rate changes on cash and cash equivalents	902	830
Net decrease in cash and cash equivalents	(4,548)	(75,232)
Cash and cash equivalents, beginning of period	38,272	107,571
Cash and cash equivalents, end of period	$33,724	$32,339

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or the “Company”) sell professional beauty supplies, primarily through their Sally Beauty Supply retail stores, in the U.S., Puerto Rico, Mexico, Canada, Japan, the United Kingdom and certain other countries in Europe. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons in the U.S., Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern U.S. and Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). Certain beauty products sold by BSG and Armstrong McCall are sold through exclusive territory agreements with the manufacturers of the products.

On November 16, 2006, pursuant to an investment agreement among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, Inc. (“Sally Holdings”), and CDRS Acquisition LLC (“CDRS”), Alberto-Culver separated its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies through the Separation Transactions. Sally Holdings was a wholly-owned subsidiary of Alberto-Culver until the Separation Transactions, when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of Sally Beauty. Sally Beauty was formed on June 16, 2006, and became the accounting successor company to Sally Holdings upon the completion of the Separation Transactions. See Sally Beauty’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for more information about the Separation Transactions.

All references in these notes to “management” are to the management of Sally Beauty. All references in these notes to the “Company” are to Sally Beauty and, prior to November 16, 2006, to Sally Holdings.

Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal, recurring nature and which are necessary to present fairly the consolidated financial position as of June 30, 2008 and September 30, 2007, the consolidated results of operations for the three and nine months ended June 30, 2008 and 2007 and the consolidated cash flows for the nine months ended June 30, 2008 and 2007. The results of operations for these interim periods are not necessarily indicative of the results that may be expected for any subsequent quarter or period or the entire fiscal year.

These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The Company adheres to the same accounting policies in preparation of interim financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the fiscal year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

Sally Beauty Holdings, Inc. and Subsidiaries

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net earnings	$29,359	$13,448	$56,098	$27,628
Total weighted-average basic shares (a)	181,268	180,398	181,132	180,272
Dilutive securities:
Stock option and stock award programs	1,569	2,282	1,643	2,264
Total weighted-average diluted shares (a)	182,837	182,680	182,775	182,536
Earnings per share:
Basic	$0.16	$0.07	$0.31	$0.15
Diluted	$0.16	$0.07	$0.31	$0.15

(a)

For the nine months ended June 30, 2007, the weighted average shares were calculated from November 16, 2006 through June 30, 2007, which represents the actual number of days that shares of the Company’s common stock were publicly traded.

At June 30, 2008, options to purchase 6,740,894 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options’ exercise prices, ranging from $8.34 to $9.66, were greater than the average market price per share of the Company’s common stock.

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

During fiscal year 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “2007 Plan”), a share-based compensation plan, which allows for the issuance of up to 10.0 million shares of the Company’s common stock. During the first quarter of fiscal year 2008, the Company granted approximately 2.6 million stock options to employees under the 2007 Plan. Upon the issuance of such grants, the Company recognized accelerated share-based compensation expense of $3.1 million in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Plan.

Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no share-based compensation plans of its own; however, certain employees of the Company had been granted stock options and stock awards under share-based compensation plans of Alberto-Culver. Alberto-Culver treated the Separation Transactions as though they constituted a change in control for purposes of Alberto-Culver’s stock options and stock awards. As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by the Company’s employees, became fully vested upon completion of the Separation Transactions on November 16, 2006. Due to the Separation Transactions, the Company recorded a charge, during the first quarter of fiscal year 2007, equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods as the stock options and stock

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

awards for the Company’s employees vested over the original vesting periods. Upon completion of the Separation Transactions, all outstanding Alberto-Culver stock options and stock awards held by employees of the Company became options to purchase shares of the Company’s common stock.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements and the related tax benefits recognized in the statements of earnings (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007 (b)	2008 (a)	2007 (b)
Share-based compensation expense	$1,507	$3,779	$8,717	$10,043
Income tax benefit related to share-based compensation expense	$13	$1,504	$2,250	$3,853

(a)

Share-based compensation expense includes $3.1 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Plan for the nine months ended June 30, 2008.

(b)

Share-based compensation expense includes $5.3 million of accelerated expense related to the separation from Alberto-Culver for the nine months ended June 30, 2007 and $2.3 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement for the three and the nine months ended June 30, 2007.

Stock Options

Each option has an exercise price that equals 100% of the market price of the Company’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are subject to forfeiture until the four year vesting period is complete.

The following table presents a summary of the activity for the Company’s stock option plans for the nine months ended June 30, 2008:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2007	6,858	$7.37
Granted	2,598	8.79
Exercised	(307)	2.00
Forfeited or expired	(737)	8.81
Outstanding at June 30, 2008	8,412	$7.88	8.3	$7,406

Exercisable at June 30, 2008	2,761	$5.03	7.0	$7,406

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The following table summarizes information about stock options under the Company’s option plans at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2008 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2008 (in Thousands)	Weighted Average Exercise Price
$2.00	1,660	6.0	$2.00	1,660	$2.00
$7.79 – 9.66	6,752	8.9	9.32	1,101	9.61
Total	8,412	8.3	$7.88	2,761	$5.03

The Company uses the Black-Scholes option pricing method to value the Company’s stock options for each stock option award. Using this option pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which generally vest ratably over a four year period, is expensed on a straight-line basis over the vesting period of the stock options or to the date a participant becomes eligible for retirement, if earlier.

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Nine Months Ended June 30,
	2008	2007
Expected lives (years)	5.0	5.0
Expected volatility	37.5%	41.2 - 41.9%
Risk-free interest rate	4.0%	4.4 - 4.6%
Dividend yield	0.0%	0.0%

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

The weighted average fair value of the Company’s stock options issued to Company employees at the date of grant in the nine months ended June 30, 2008 and 2007 was $3.46 and $4.11 per option, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2008 was $1.8 million. The total cash received from these option exercises was $0.6 million and the tax benefit realized for the tax deductions from these option exercises was $0.7 million.

At June 30, 2008, approximately $11.6 million of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over the weighted average period of 2.9 years.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the restricted stock award at the date of grant, on a straight-line basis over the vesting period (generally 5 years). For these purposes, the fair market value of the restricted stock award is determined based on the closing price of the Company’s common stock on the grant date.

The following table presents a summary of the activity for the Company’s restricted stock awards for the nine months ended June 30, 2008:

Restricted Stock Awards	Number of Shares (In Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2007	350	$8.10
Granted	106	8.78
Vested	(70)	8.10
Forfeited	(120)	7.70
Non-vested at June 30, 2008	266	$8.55	3.9

At June 30, 2008, approximately $2.0 million of total unrecognized compensation expense related to non-vested restricted stock awards is expected to be recognized over the weighted average period of 3.9 years.

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

The following table presents a summary of the activity for the Company’s RSUs for the nine months ended June 30, 2008:

Restricted Stock Units	Number of Shares (In Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2007	—	$—
Granted	56	8.80
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2008	56	$8.80	0.3

At June 30, 2008, approximately $0.1 million of total unrecognized compensation expense related to non-vested RSUs is expected to be recognized over the weighted average period of 0.3 years.

4.              Long-Term Debt

In connection with the Separation Transactions on November 16, 2006, the Company, through its subsidiaries, Sally Investment Holdings LLC and Sally Holdings, incurred $1,850.0 million of indebtedness by (i) drawing on a

Sally Beauty Holdings, Inc. and Subsidiaries

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

The term loan facilities and the ABL facility are secured by substantially all of the Company’s assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of the Company’s domestic subsidiaries and, in the case of the ABL facility, those of the Company’s Canadian subsidiaries. The term loan facilities may be prepaid at the Company’s option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met and 100% of the proceeds of specified asset sales that are not reinvested in the business are applied to repay borrowings under the ABL facility.

The senior notes and senior subordinated notes (collectively, the “Notes”) are unsecured obligations of Sally Holdings and its co-issuer and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of Sally Holdings (other than the co-issuer). Furthermore, the terms of the debt agreements significantly restrict the ability of Sally Holdings to pay dividends or otherwise transfer assets to the Company. Please see the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2007 for additional information about the Company’s long-term debt.

Details of long-term debt are as follows (in thousands):

	June 30, 2008	Maturity dates (Fiscal Year)	Interest Rates
ABL facility	$52,308	2012	(i)PRIME and up to 0.50% or;
			(ii)LIBOR (a) plus (1.00% to 1.50%)
Term Loan A	136,875	2013	(i)PRIME plus (1.00% to 1.50%) or;
			(ii)LIBOR plus (2.00% to 2.50%)
Term Loan B	903,900	2014	(i)PRIME plus (1.25% to 1.50%) or;
			(ii)LIBOR plus (2.25% to 2.50%)
Other (b)	4,163	2009-2014	4.05% to 7.0%
Total	$1,097,246

Senior notes	$430,000	2015	9.25%
Senior subordinated notes	280,000	2017	10.50%
Total	$710,000

Capitalized leases and other	$815
Less: current portion	(24,135)
Total long-term debt	$1,783,926

(a)          London Interbank Offered Rate (“LIBOR”)

(b)         Represents pre-acquisition debt of Pro-Duo, N.V.

 Maturities of the Company’s long-term debt are as follows (in thousands):

Fiscal Year:
2008	$4,175
2009	25,646
2010	25,738
2011	39,542
2012	136,864
Thereafter	1,575,281
$1,807,246
Capital leases and other	815
Less: current portion	(24,135)
Total	$1,783,926

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

5.              Interest Rate Swaps

The Company utilizes interest rate swaps to manage the cash flow risk associated with changing interest rates related to its term loans. The Company does not purchase or hold any derivative instruments for trading or speculative purposes.

In connection with the Separation Transactions, effective November 24, 2006, the Company entered into two interest rate swap agreements with an aggregate notional amount of $500 million. These agreements allow the Company to convert a portion of its variable interest rate obligations to a fixed rate obligation with interest rates ranging from 6.940% to 7.4975%. These interest rate swap agreements do not qualify as hedges and, therefore, the change in the fair value of these interest rate swap agreements, which are adjusted quarterly, are recorded in net interest expense in the Company’s results of operations. The fair value of these swap agreements was a liability of approximately $9.7 million at June 30, 2008. The marked-to-market impact of these swap arrangements on net interest expense was a decrease of approximately $7.6 million and $4.0 million for the three months ended June 30, 2008 and 2007, respectively; and an increase of approximately $6.6 million and a decrease of approximately $3.3 million for the nine months ended June 30, 2008 and 2007, respectively. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for additional information about these interest rate swap agreements.

Effective May 27, 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $300 million (each agreement in the notional amount of $150 million). These agreements expire on May 31, 2012 and allow the Company to convert a portion of its variable interest rate obligations to a fixed rate obligation with interest rates ranging from 5.568% to 6.090%. These interest rate swap agreements are designated as effective cash flow hedges, consistent with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Adjustments to reflect the change in the fair values of these interest rate swap agreements, which are adjusted quarterly, are recorded, net of income tax, in accumulated other comprehensive income until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any ineffectiveness is recognized in net interest expense. The fair value of these hedged swap agreements was an asset of approximately $3.6 million at June 30, 2008.

Fair value estimates used for the swap agreements held by the Company are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions.

The counter-parties to all interest rate swap instruments are large financial institutions which the Company believes are of high quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counter-parties, such losses are not anticipated.

The aggregate fair value of all interest rate swap agreements held at June 30, 2008 was a net liability of $6.1 million, consisting of $1.3 million included in accrued expenses, $8.4 million in other liabilities and $3.6 million included in other assets.

6.              Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the nine months ended June 30, 2008 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2007	$44,548	$362,075	$406,623
Additions, net of purchase price adjustments	34,383	10,634	45,017
Foreign currency translation	39	(1,324)	(1,285)
Balance at June 30, 2008	$78,970	$371,385	$450,355

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at June 30, 2008 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at June 30, 2008:
Intangible assets with indefinite lives:
Trade names	$15,402	$34,757	$50,159
Other intangibles	—	6,053	6,053
Total	15,402	40,810	56,212
Intangible assets subject to amortization:
Gross carrying amount	4,006	24,800	28,806
Accumulated amortization	(763)	(15,278)	(16,041)
Net value	3,243	9,522	12,765
Total intangible assets, net	$18,645	$50,332	$68,977

Amortization expense was $1.1 million and $0.7 million for the three months ended June 30, 2008 and 2007 and $4.1 million and $2.1 million for the nine months ended June 30, 2008 and 2007, respectively. There have been no material changes to the Company’s future amortization expense schedule since September 30, 2007.

7.              Comprehensive Income

Comprehensive income consists of net earnings, foreign currency translation adjustments, and deferred gains on interest rate swaps as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net earnings	$29,359	$13,448	$56,098	$27,628
Other comprehensive income adjustments:
Foreign currency translation adjustments	1,425	9,148	(1,305)	9,884
Deferred gains on interest rate swaps, net of income taxes	2,210	—	2,210	—
Comprehensive income	$32,994	$22,596	$57,003	$37,512

8.              Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various foreign and most state jurisdictions.

The Separation Transactions were intended to qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. In connection with the share distribution of Alberto-Culver common stock in the Separation Transactions, the Company received: (i) a private letter ruling from the IRS; and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. Certain internal restructurings also occurred at or immediately prior to the Separation Transactions. As a result of the internal restructurings and Separation Transactions, the Company inherited the federal tax identification number of the old Alberto-Culver parent for U.S. federal income tax purposes.

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

In the event an additional U.S. federal income tax liability related to the period prior to the Separation Transactions were determined, the Company would be jointly and severally liable for these taxes with Alberto-Culver. There can be no assurance that Alberto-Culver would be able to fulfill its indemnification obligations to the Company under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. This interpretation, which became effective for fiscal years beginning after December 15, 2006, clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on (1) the recognition, derecognition, and measurement of uncertain tax positions in a period subsequent to that in which the tax position is taken; (2) the accounting for interest and penalties; (3) the presentation and classification of recorded amounts in the financial statements; and (4) disclosure requirements.

The Company adopted the provisions of FIN 48 on October 1, 2007. The adoption of FIN 48 did not require a change to the Company’s liability for unrecognized tax benefits and had no impact on the Company’s opening balance of retained deficit. The total amount of unrecognized tax benefits (including interest accruals) as of the date of adoption on October 1, 2007 was $3.9 million. If recognized, these positions would affect the Company’s effective tax rate.

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.The total amount of accrued interest and penalties as of October 1, 2007 was $1.0 million.

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

The IRS has initiated an examination of the Company’s consolidated federal income tax returns for the tax years ended September 30, 2005 and 2006, thus our statute remains open from the year ended September 30, 2005 forward. Our European subsidiaries are impacted by various statutes of limitations, which are generally open from 2004 forward. The statute of limitations on our Canadian operations is open from 2004 forward. Generally, states’ statutes in the United States are open for tax reviews from 2002 forward.

9.              Business Segments

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores, which offers professional beauty supplies to both salon professionals and retail customers, and (ii) BSG, including its franchise-based business Armstrong McCall, which is

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

a full service beauty supply distributor, offering professional brands of beauty products directly to salons through its own sales force and professional only stores (including franchise stores) in generally exclusive geographical territories in North America and parts of Europe.

The Company does not sell between segments. Segment data for the three and nine months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Net sales:
Sally Beauty Supply	$427,965	$403,525	$1,243,594	$1,157,649
BSG	248,865	231,355	732,369	716,386
Total net sales	$676,830	$634,880	$1,975,963	$1,874,035
Earnings before provision for income taxes:
Segment operating earnings:
Sally Beauty Supply	$72,927	$66,324	$212,389	$199,532
BSG	21,827	14,952	60,799	46,271
Total segment operating earnings	94,754	81,276	273,188	245,803
Unallocated corporate expenses (1)	(16,660)	(18,865)	(52,494)	(54,806)
Share-based compensation expense	(1,507)	(3,779)	(8,717)	(10,043)
Sales-based service fee charged by Alberto-Culver	—	—	—	(3,779)
Transaction expenses (2)	—	(18)	—	(21,502)
Interest expense, net of interest income	(29,889)	(36,832)	(124,015)	(98,882)
Earnings before provision for income taxes	$46,698	$21,782	$87,962	$56,791

(1)          Unallocated expenses consist of corporate and shared costs. The amounts include $0.0 million and $1.0 million of overhead charges allocated from Alberto-Culver for the nine months ended June 30, 2008 and 2007, respectively.

(2)          Transaction expenses are one-time charges associated with the separation from Alberto-Culver on November 16, 2006.

10. Recent Accounting Pronouncements

We are currently assessing the effect of the pronouncements discussed below on our consolidated financial statements.

In June 2008, the FASB Emerging Issues Task Force reached consensus on Emerging Issues Task Force Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits (“EITF 08-3”). Under EITF 08-3, lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be expensed. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In April 2008, the FASB issued Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008. We expect the adoption of this statement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (“SFAS 160”), which requires, among other things, that the noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary’s equity be reported as a component of equity separate from the parent’s interest and that net income or loss attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. In addition, purchases and sales of equity interest that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for periods on or after December 15, 2008.

In December 2007, the FASB issued SFAS 141R. Among other things, SFAS 141R generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaces the practice, under predecessor SFAS 141: Business Combinations, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values. SFAS 141R further requires that acquisition-related costs be recognized separately from the related acquisition. SFAS 141R is effective for periods beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities.

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

Highlights For the First Nine Months of Fiscal Year 2008

•                  Our net sales for the nine months ended June 30, 2008 increased $101.9 million, or 5.4%, to $1,976.0 million compared to the nine months ended June 30, 2007;

•                  Our sales for stores that have been open for at least 14 months as of the balance sheet date, which we refer to as same store sales, increased 2.8% for the nine months ended June 30, 2008, while operations acquired during the last twelve months contributed a 1.8% increase in sales. These increases were partly offset by the anticipated lower sales of L’Oreal brand products in the first four months of fiscal year 2008, resulting from the changes in the L’Oreal distribution agreement as reported in fiscal year 2007;

•                  Our consolidated gross profit for the nine months ended June 30, 2008 increased 7.1% to $919.7 million compared to the nine months ended June 30, 2007. As a percentage of net sales, gross profit for the nine months ended June 30, 2008 increased to 46.5% from 45.8% compared to the nine months ended June 30, 2007;

•                  Our consolidated operating earnings for the nine months ended June 30, 2008 increased $56.3 million, or 36.2%, to $212.0 million compared to the nine months ended June 30, 2007. As a percentage of net sales, operating earnings were 10.7% for the nine months ended June 30, 2008 compared to 8.3% for the nine months ended June 30, 2007;

•                  Sally Beauty Supply and Beauty Systems Group, which we refer to as BSG, opened 67 and 41 net stores, respectively, in the first nine months of fiscal year 2008;

•                  We acquired Pro-Duo, N.V. (“Pro-Duo”), a 40-store beauty supply chain located in Belgium, France and Spain for €19.3 million (approximately $29.8 million plus certain capitalized costs), subject to certain adjustments, which we financed substantially with borrowings under our ABL facility and the assumption of €2.7 million, or approximately $4 million, of debt from Pro-Duo;

•                  We acquired certain assets and the distribution rights in four states from two distributors of Goldwell/KMS products and began distributing these products in 12 additional states; acquired certain assets and the distribution rights from a distributor of Joico and ISO products in California, Arizona and southern Nevada; and acquired certain assets and distribution rights in southern and central Texas from a distributor of Paul Mitchell products; and

•                  We are in the process of completing our 2-year program to consolidate warehouses and reduce administrative expenses of the BSG segment and anticipate completion of the program in the first half of fiscal year 2009.

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG, we operate a multi-channel platform of 3,520 stores and supply 196 franchised stores in North America as well as selected European countries and Japan, as of June 30, 2008. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with over 1,000 professional distributor sales consultants who sell directly to salons and salon professionals.  We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the nine months ended June 30, 2008, our consolidated net sales and operating earnings were $1,976.0 million and $212.0 million, respectively.

Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of June 30, 2008, Sally Beauty Supply operated 2,776 company-operated stores and supplied 25 franchised stores (all outside the U.S.), with 2,307 stores located in the U.S. (including Puerto Rico), and the remainder in Mexico, Canada, Japan, the United Kingdom and certain other countries in Europe. Sally Beauty Supply stores average approximately 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 5,000 and 7,800 stock keeping units, or “SKUs,” of beauty products, and includes products for hair care, nail care, beauty sundries and appliances, targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of June 30, 2008, BSG operated 744 company-operated stores, supplied 171 franchised stores through our franchise-based business and had a sales force of over 1,000 professional distributor sales consultants selling exclusively to salons and salon professionals in 47 U.S. states and portions of Canada, Mexico and certain European countries. BSG stores average approximately 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon market. The product selection in BSG stores, ranging between 3,500 and 9,700 SKUs of beauty products, includes hair care, nail care, beauty sundries and appliances targeting salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

Business Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in hair color, hair loss prevention and hair styling products, offset by lower sales of electrical products during more difficult economic periods. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

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

•             Increasing Use of Exclusive-Label Products.  We offer a broad range of private label and control label products, which we generally refer to collectively as “exclusive-label products.” Private label products are brands for which we own or license the trademark and, in some instances, the formula. Control label products are brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. Generally, our exclusive-label products have higher gross margins than the leading third-party branded products and we believe this area offers potential growth.  Please see “Any significant interruption in the supply of beauty supply products by manufacturers of our products could disrupt our ability to deliver merchandise to our stores and customers in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

•             International Growth Strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations.  On May 7, 2008, we acquired Pro-Duo, N.V., a cash and carry retailer of both professional and retail hair products located in Belgium, France and Spain, for €19.3 million Euros (approximately $29.8 million plus certain capitalized costs) subject to certain adjustments.  The acquisition was funded through $29.8 million in cash and borrowings on our ABL facility and the assumption of €2.7 million, or approximately $4 million, of debt from Pro-Duo.  This acquisition furthers our expansion plans within the European Union and is an important phase of Sally Beauty Supply’s international growth initiative.  We intend to continue to identify and evaluate non-U.S. acquisition targets and are actively considering expansion into South America.  Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and to successfully pursue additional non-U.S. acquisitions may be affected by business, legal, regulatory and economic risks.  Please see “Risk Factors – We may not be able to successfully identify acquisition candidates…” “If we acquire any businesses in the future…” and “Our ability to conduct business in international markets…” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

•             Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic value-added acquisitions. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in December 2006, our largest supplier, L’Oreal, moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal also acquired distributors competing with BSG in the southeastern and west coast of the U.S. and a supplier (Pureology) that does not currently do business with BSG.  As a result, L’Oreal directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that there will not be further loss of revenue over time by BSG (including within its franchise-based business) due to potential losses of additional L’Oreal-related products as well as from the increased competition from L’Oreal-affiliated distribution networks.  Please see “Risk Factors – The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

•             High level of competition.  Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the Internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business.

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

•             Economic conditions.  We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Historically, these factors have provided us with reduced exposure to a downturn in economic conditions in the countries in which we operate.  However, a downturn in the economy could adversely impact consumer purchases of discretionary items such as beauty products and salon services, particularly in our electrical products category. In addition, higher freight costs from the increasing cost of fuel may continue to impact our expenses at levels that we cannot pass through to our customers.  These factors could have a material adverse effect on our business, financial condition and results of operations.

•             Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure. In fiscal year 2007, in response to the loss of L’Oreal related revenue discussed above, BSG’s sales force was reduced and the remaining affected distributor sales consultants were offered certain compensation related incentives to stay with BSG as BSG has sought and continues to seek to replace lost L’Oreal revenue. BSG has substantially completed a store re-branding project that repositioned all of its North American company-operated stores under a common name and store identity, CosmoProf. This project is expected to provide brand consistency, save on advertising and promotional costs and allow for a more focused marketing strategy. During fiscal year 2007, we began implementing a two-year capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program. For the fiscal year 2008, we project capital expenditures to be approximately $15 million and related expenses to be approximately $4.5 million. For the three and nine months ended June 30, 2008, related expenses for new facility costs, moving expenses, facility closures and severance costs totaled $1.4 million and $3.1 million, respectively. We believe that annual savings from this program could range between $8 million and $10 million beginning during fiscal year 2009.  Please see “Risk Factors – We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

•             Changes to our information technology systems.  As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase.  For example, beginning in fiscal year 2008, we have upgraded our Lawson financial reporting system and are upgrading our distribution information systems (in connection with our capital spending program to consolidate warehouses, as discussed above), implementing Customer Relationship Management, or “CRM,” programs for our Sally Beauty Supply Stores, upgrading our AS400 iSeries servers and implementing a new point-of-sale system for tracking customer sales.  These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations.  Please see “Risk Factors – We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

Relationships with suppliers

Most of the net sales of Sally Beauty Supply and BSG are generated through retail stores with respect to the Sally Beauty Supply business, and both professional only stores and professional distribution sales consultants with respect to the BSG business. In addition, BSG has a number of franchisees located primarily in the south and southwestern portions of the U.S. and in Mexico, which buy products directly from BSG for resale in their assigned territories. A very small percentage of sales are generated through franchisees or sub-distributors (primarily in Europe), which also buy products directly from Sally Beauty Supply or BSG for resale and through our online e-commerce site. Sally Beauty Supply, BSG and their suppliers are dependent on each other for the distribution of beauty products. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines) and our distribution agreements with suppliers are generally cancelable by either party with limited notice. Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. For example, during the second quarter of 2007, Farouk Systems, Inc., or “Farouk Systems,” terminated its distribution agreement with us. Subsequently, effective July 2007, BSG stores and professional distributor sales consultants were once again given approval to distribute Farouk Systems products in an expanded distribution area.

In December 2006, we announced the loss of certain L’Oreal distribution rights, including (among other things)  distribution rights through our BSG distributor sales consultants and the loss of exclusive rights to distribute L’Oreal products in our BSG stores.  These losses have resulted in margin pressure on BSG’s remaining L’Oreal revenues, and this pressure is currently projected to continue into fiscal year 2009. As discussed above, L’Oreal has entered into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. BSG has entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to distribute in its stores and through its sales consultants. Armstrong McCall retained its exclusive rights to distribute Matrix professional products in its territories. Although we have focused on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. See “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Regarding other suppliers, during fiscal year 2007 and the nine months ended June 30, 2008, our expansion of the BSG segment included the acquisition of certain assets, and the award of distribution rights, which allow us to distribute, or expand the distribution of, Paul Mitchell, Joico and ISO products in various markets, as well as a number of other brands, in additional segments of the marketplace. We expect to gain certain other distribution rights over time through either further awards or by targeted acquisitions of existing distributors.

In addition, on February 25, 2008, we disclosed in a Current Report on Form 8-K that L’Oreal USA S/D, Inc. (“L’Oreal”) filed a lawsuit in the Superior Court of the State of California in and for the County of San Diego – Central Division naming, among others, SD Hair, Ltd. and Hair of Nevada, LLC (collectively, “SD Hair”), franchisees of our subsidiary Armstrong McCall division (“AMLP”) of our BSG business unit, as defendants.  The suit alleges, among other things, that SD Hair has breached its franchise agreement with AMLP by diverting (selling) Matrix branded products to unauthorized buyers, and that L’Oreal is entitled to make claims against SD Hair under the franchise agreement as a third-party beneficiary of that agreement.  The suit also alleges, among other issues, that SD Hair induced AMLP to breach its agreement to distribute Matrix branded products in some unspecified manner.  As of February 25, 2008, neither we nor any of our subsidiaries (including AMLP) were a defendant in the lawsuit filed by L’Oreal.   On March 24, 2008, however, SD Hair filed a cross-complaint in the same case naming AMLP and BSG as cross-defendants, seeking, among other things, i) declaratory relief from BSG and AMLP in the form of a judicial finding that SD Hair is not in breach of its franchise agreement and that L’Oreal has no rights as a third-party beneficiary to SD Hair’s franchise agreement, and ii) injunctive relief in the form of a judicial order compelling AMLP and BSG to take appropriate legal action against L’Oreal to enforce SD Hair’s claimed rights under AMLP’s Matrix distribution agreement.  We have answered the cross-complaint. No monetary relief is being sought by SD Hair.

Our Separation from Alberto-Culver

On November 16, 2006, pursuant to an investment agreement among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, and CDRS, Alberto-Culver separated its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies.  Sally Holdings was a wholly-owned subsidiary of Alberto-Culver until the Separation Transactions, when it was converted to a Delaware limited liability company, was renamed Sally Holdings LLC and became an indirect wholly-owned subsidiary of Sally Beauty.  Sally Beauty was formed on June 16, 2006 and became the accounting successor company to Sally Holdings upon the completion of the Separation Transactions.  Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for more information about the Separation Transactions.

Results of Operations

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net sales	$676,830	$634,880	$1,975,963	$1,874,035
Cost of products sold and distribution expenses	361,764	343,993	1,056,304	1,015,638
Gross profit	315,066	290,887	919,659	858,397
Total other operating costs and expenses	238,479	232,273	707,682	702,724
Operating earnings	76,587	58,614	211,977	155,673
Interest expense, net	29,889	36,832	124,015	98,882
Earnings before provision for income taxes	46,698	21,782	87,962	56,791
Provision for income taxes	17,339	8,334	31,864	29,163
Net earnings	$29,359	$13,448	$56,098	$27,628

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2008 and 2007, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	53.4%	54.2%	53.5%	54.2%
Gross profit	46.6%	45.8%	46.5%	45.8%
Total other operating costs and expenses	35.3%	36.6%	35.8%	37.5%
Operating earnings	11.3%	9.2%	10.7%	8.3%
Interest expense, net	4.4%	5.8%	6.3%	5.3%
Earnings before provision for income taxes	6.9%	3.4%	4.4%	3.0%
Provision for income taxes	2.6%	1.3%	1.6%	1.5%
Net earnings	4.3%	2.1%	2.8%	1.5%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007(1)	2008	2007 (1)
Net sales:
Sally Beauty Supply	$427,965	$403,525	$1,243,594	$1,157,649
BSG	248,865	231,355	732,369	716,386
	$676,830	$634,880	$1,975,963	$1,874,035
Gross Profit	$315,066	$290,887	$919,659	$858,397
Gross profit margin	46.6%	45.8%	46.5%	45.8%
Selling, general and administrative expenses	$226,673	$221,490	$672,303	$646,863
Depreciation and amortization	$11,806	$10,765	$35,379	$30,580
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$72,927	$66,324	$212,389	$199,532
BSG	21,827	14,952	60,799	46,271
Segment operating profit	94,754	81,276	273,188	245,803
Unallocated expenses	(16,660)	(18,865)	(52,494)	(54,806)
Share-based compensation expense	(1,507)	(3,779)	(8,717)	(10,043)
Sales-based service fee charged by Alberto-Culver	—	—	—	(3,779)
Transaction expenses	—	(18)	—	(21,502)
Operating earnings	76,587	58,614	211,977	155,673
Interest expense, net of interest income	(29,889)	(36,832)	(124,015)	(98,882)
Earnings before provision for income taxes	$46,698	$21,782	$87,962	$56,791
Segment operating profit margin:
Sally Beauty Supply	17.0%	16.4%	17.1%	17.2%
BSG	8.8%	6.5%	8.3%	6.5%
Consolidated operating profit margin	11.3%	9.2%	10.7%	8.3%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			2,801	2,676
BSG			915	860
Total			3,716	3,536
Same store sales growth (2)
Sally Beauty Supply	2.1%	3.4%	1.3%	2.8%
BSG	7.2%	9.2%	7.2%	10.1%
Consolidated	3.4%	4.8%	2.8%	4.5%

(1)	Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.
(2)	Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month.

The Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended June 30,
	2008	2007	Increase (Decrease)
Net sales:
Sally Beauty Supply	$427,965	$403,525	$24,440	6.1%
BSG	248,865	231,355	17,510	7.6%
Consolidated net sales	$676,830	$634,880	$41,950	6.6%

Gross profit:
Sally Beauty Supply	$218,093	$202,539	$15,554	7.7%
BSG	96,973	88,348	8,625	9.8%
Consolidated gross profit	$315,066	$290,887	$24,179	8.3%

Gross profit margin:
Sally Beauty Supply	51.0%	50.2%	0.8%
BSG	39.0%	38.2%	0.8%
Consolidated gross profit margin	46.6%	45.8%	0.8%

Net Sales

Consolidated net sales increased $42.0 million, or 6.6% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  The net sales increase was driven principally by same store sales growth of 3.4%, which contributed approximately $17.1 million, or 2.7%; approximately $10.5 million in sales from new stores (180 net new stores operating during the last twelve months); and approximately $7.0 million, or 1.1%, in sales from acquired businesses; and approximately $0.2 million in positive impact from foreign exchange rates. In addition, net sales continue to be positively impacted by the introduction of new BSG product lines.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $24.5 million, or 6.1% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  The net sales increase was driven principally by same store sales growth of 2.1%, which contributed approximately $8.3 million, or 2.1%; net sales from new stores of approximately $6.1 million, or 1.5% (125 net new stores operating during the last twelve months); and approximately $7.0 million, or 1.7%, from acquisitions; offset in part by approximately $1.4 million in negative impact from foreign exchange rates.  Same store sales were positively impacted by continued growth of exclusive-label products and certain merchandise categories such as hair extensions and electrical products as well as an increase in promotional sales.

Beauty Systems Group.  Net sales for BSG increased $17.5 million, or 7.6% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  The net sales increase was driven principally by same store sales growth of 7.2%, which contributed approximately $8.8 million, or 3.8%; approximately $4.4 million, or 1.9% in net sales from new stores (55 net new stores operating during the last twelve months); and approximately $1.6 million or 0.7% in positive impact from foreign exchange rates. In addition, BSG net sales continued to be positively impacted by the introduction of new product lines during the past twelve months offset, in part, by a decline in sales of lower-margin products, in our franchise-based business, of approximately $3.2 million.

Gross Profit

Consolidated gross profit increased $24.2 million, or 8.3% for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, principally due to improved gross margins in both operating segments.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased $15.6 million, or 7.7% for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, as a result of increased unit sales volume and gross profit margin improvements.  Sally Beauty Supply’s gross profit as a percentage of net sales increased by 0.8% for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, principally as a result of a shift in product mix including, among other things, continued increases in sales of exclusive-label products and other higher-margin products, as well as improved international business margins. This increase was partially offset by higher freight costs.

Beauty Systems Group.  BSG’s gross profit increased $8.6 million, or 9.8% for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, principally as a result of increased unit sales volume in the U.S. and Canada. BSG’s gross profit as a percentage of net sales increased by 0.8% for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. This was due primarily to improvement in sales mix between store sales (with higher gross profit margin) and full service revenues during the three months ended June 30, 2008.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $5.2 million, or 2.3%, to $226.7 million for the three months ended June 30, 2008, compared to $221.5 million for the three months ended June 30, 2007.   This increase is attributable principally to expenses directly associated with the increase in unit sales volume as well as from incremental expenses related to the opening of new stores and $2.7 million in expenses from acquired businesses.  These increases were partially offset by lower sales commissions of $1.3 million and a reduction of $2.3 million in share-based compensation expense.  As a percentage of net sales, selling, general and administrative expenses were 33.5% for the three months ended June 30, 2008 compared to 34.9% for the three months ended June 30, 2007.

Depreciation and Amortization

Consolidated depreciation and amortization increased $1.0 million, or 9.7%, to $11.8 million for three months ended June 30, 2008 compared to $10.8 million for the three months ended June 30, 2007.  The increase was due primarily to the amortization of intangible assets associated with acquisitions and the capital expenditures made to support unit growth of both operating segments.

Operating Earnings

Consolidated operating earnings increased $18.0 million, or 30.7%, to $76.6 million for the three months ended June 30, 2008 compared to $58.6 million for the three months ended June 30, 2007. Operating earnings, as a percentage of net sales, were 11.3% for the three months ended June 30, 2008, compared to 9.2% for the three months ended June 30, 2007.  The increase in consolidated operating earnings was due primarily to increases in gross profit in both operating segments partially offset by increased selling, general and administrative expenses.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased $6.6 million to $72.9 million for the three months ended June 30, 2008 compared to $66.3 million for the three months ended June 30, 2007. Segment operating earnings, as a percentage of segment net sales, were 17.0% for the three months ended June 30, 2008 compared to 16.4% for the three months ended June 30, 2007.  Sally Beauty Supply’s segment operating earnings margins were positively impacted by growth in number of stores, same store sales increases and improved product mix.

Beauty Systems Group.  BSG’s segment operating earnings increased $6.9 million, or 46.0%, to $21.8 million for the three months ended June 30, 2008 compared to $14.9 million for the three months ended June 30, 2007. Segment operating earnings, as a percentage of segment net sales, were 8.8% for the three months ended June 30, 2008 compared to 6.5% for the three months ended June 30, 2007.  BSG’s segment operating earnings were positively impacted by improvement in gross profit margins and the Company’s initiatives to increase non-L’Oreal sales.  In addition, BSG segment operating earnings reflect certain lower selling, general and administrative expenses, principally sales commissions and advertising expenses.  These improvements were offset, in part, by the operating expenses attributable to stores opened or businesses acquired in the twelve month period ending on June 30, 2008 as well as by warehouse optimization project expenses of $1.6 million (including depreciation) in the three months ended June 30, 2008.

Net Interest Expense

Interest expense, net of interest income of $0.2 million, was $29.9 million for the three months ended June 30, 2008 compared to $36.8 million, net of interest income of $0.2 million, for the three months ended June 30, 2007.  Net interest expense reflects non-cash income of $7.6 million and $4.0 million resulting from marked-to-market adjustments for certain interest rate swaps, as described in Note 5 of the Condensed Notes to Consolidated Financial Statements, for the three months ended June 30, 2008 and 2007, respectively.

Provision for Income Taxes

Provision for income taxes was $17.3 million during the three months ended June 30, 2008 compared to $8.3 million for the three months ended June 30, 2007.  Income taxes for the interim periods ended June 30, 2008 and June 30, 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective tax rate is 36.0% for fiscal year 2008 compared to 36.7% for fiscal year 2007.  The reduction in the estimated annual effective tax rate primarily relates to the reduced impact of permanent items on higher earnings and a reduction in foreign statutory tax rates.

Net Earnings

As a result of the foregoing, consolidated net earnings increased $16.0 million, to $29.4 million for the three months ended June 30, 2008 compared to $13.4 million for the three months ended June 30, 2007. Net earnings, as a percentage of net sales, were 4.3% for the three months ended June 30, 2008 compared to 2.1% for the three months ended June 30, 2007.

The Nine Months Ended June 30, 2008 compared to the Nine Months Ended June 30, 2007

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Nine Months Ended June 30,
	2008	2007	Increase (Decrease)
Net sales:
Sally Beauty Supply	$1,243,594	$1,157,649	$85,945	7.4%
BSG	732,369	716,386	15,983	2.2%
Consolidated net sales	$1,975,963	$1,874,035	$101,928	5.4%

Gross profit:
Sally Beauty Supply	$636,969	$588,381	$48,588	8.3%
BSG	282,690	270,016	12,674	4.7%
Consolidated gross profit	$919,659	$858,397	$61,262	7.1%

Gross profit margin:
Sally Beauty Supply	51.2%	50.8%	0.4%
BSG	38.6%	37.7%	0.9%
Consolidated gross profit margin	46.5%	45.8%	0.7%

Net Sales

Consolidated net sales increased $101.9 million or 5.4% for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007.  The net sales increase was driven principally by same store sales growth of 2.8%, which contributed approximately $40.7 million, or 2.2%; sales from acquired businesses, which contributed approximately $43.0 million, or 2.3%; net sales from new stores of approximately $33.6 million, or 1.8% (180 net new stores operating during the last twelve months); and approximately $6.5 million, or 0.3%, in positive impact from foreign exchange rates.  These increases were partially offset by a loss of approximately $12.6 million of lower-margin franchise-based products sales in the BSG segment. The current period results also reflect lower L’Oreal product sales resulting from contractual changes during fiscal year 2007 of approximately $37.1 million.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $85.9 million, or 7.4%, for the nine months ended

June 30, 2008 as compared to the nine months ended June 30, 2007.  The net sales increased principally from same stores sales growth of 1.3%, which contributed approximately $14.6 million, or 1.3%; incremental sales from acquisitions, which contributed approximately $43.0 million, or 3.7%; net sales from new stores of approximately $19.1 million, or 1.7% (125 net new stores operating during the last twelve months); and an increase in promotional sales; offset in part by approximately $2.8 million in negative impact from foreign exchange rates.  Same store sales were positively impacted by continued growth of exclusive-label products and certain merchandise categories such as hair extensions and negatively impacted by a decline in same store number of transactions.  The current period results also reflect the impact of a challenging business environment in the U.S. during the nine months ended June 30, 2008.

Beauty Systems Group.  Net sales for BSG increased $16.0 million, or 2.2%, for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007.  The net sales increase was driven principally by a same store sales growth of 7.2%, which contributed approximately $26.0 million, or 3.6%; net sales from new stores of approximately $14.5 million, or 2.0% (55 net new stores operating during the last twelve months); and approximately $9.3 million, or 1.3%, in positive impact from foreign exchange rates.  These increases were partially offset by a decline in sales of lower-margin products in our franchise-based business of approximately $12.6 million.  In addition, BSG net sales were positively impacted by the introduction of new product lines.  The current period results also reflect lower L’Oreal product sales resulting from contractual changes during fiscal year 2007 of approximately $37.1 million.

Gross Profit

Consolidated gross profit increased $61.3 million, or 7.1% for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007, principally due to acquisitions for Sally Beauty Supply and improved gross margins in both operating segments.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased $48.6 million, or 8.3%, for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007, principally as a result of acquisitions made in 2008, increased unit sales volume and gross profit margin improvements.  Sally Beauty Supply’s gross profit as a percent of net sales increased to 51.2% for the nine months ended June 30, 2008, compared to 50.8% for the nine months ended June 30, 2007, principally as a result of a shift in product mix including, among other things, continued increase in sales of exclusive-label products and other higher-margin products.  This increase was partially offset by an increase in promotional initiatives in the U.S. and higher freight costs.

Beauty Systems Group.  BSG’s gross profit increased $12.7 million, or 4.7%, for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007, principally as a result of increased unit sales volume and net of approximately $1.5 million of additional warehouse optimization costs.  BSG’s gross profit as a percentage of net sales increased to 38.6% for the nine months ended June 30, 2008 compared to 37.7% for the nine months ended June 30, 2007,  due to a) margin pressure from lower-margin products in our franchise-based business during the nine months ended June 30, 2007 that was not repeated during the nine months ended June 30, 2008, and b) a shift in revenue mix during the nine months ended June 30, 2008, towards higher store sales volume (with higher gross profit margin) versus distributor sales consultants’ revenues.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $25.4 million, or 3.9%, to $672.3 million for the nine months ended June 30, 2008 compared to $646.9 million for the nine months ended June 30, 2007. This increase was attributable principally to expenses directly associated with the increase in unit sales volume, increased expenses related to the opening of new stores and to acquired businesses. Selling, general and administrative expense includes approximately $2.8 million and $3.4 million, for the nine months ended June 30, 2008 and 2007, respectively, of BSG retention incentives for distributor sales consultants due to the L’Oreal contractual changes reported during fiscal year 2007.  Selling, general and administrative expenses, as a percentage of net sales, were 34.0% for the nine months ended June 30, 2008 compared to 34.5% for the nine months ended June 30, 2007.  The expense increases were partially offset by a $1.0 million decrease in expenses from the inclusion in the results, for the nine months ended June 30, 2007, of allocated overhead charges from Alberto-Culver prior to the Separation Transactions. There were no comparable charges during the nine months ended June 30, 2008.

Depreciation and Amortization

Consolidated depreciation and amortization increased $4.8 million, or 15.7%, to $35.4 million for nine months ended June 30, 2008 compared to $30.6 million for the nine months ended June 30, 2007.  The increase was due primarily to the amortization of intangible assets associated with acquisitions and capital expenditures made to support unit growth of both operating segments.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee charged by Alberto-Culver was $3.8 million for the nine months ended June 30, 2007.  The nine months ended June 30, 2008 had no comparable expenses as a result of the cancellation of this agreement in connection with the Separation Transactions.

Transaction Expenses

We recorded $21.5 million in expenses related to the Separation Transactions for the nine months ended June 30, 2007.  These expenses were for fees allocated to us by Alberto-Culver for severance payments to certain former officers and for other professional fees related to the Separation Transactions.  We did not incur any comparable expenses related to the Separation Transactions in the nine months ended June 30, 2008.

Operating Earnings

Consolidated operating earnings increased $56.3 million, or 36.2%, to $212.0 million for the nine months ended June 30, 2008 compared to $155.7 million for the nine months ended June 30, 2007. Operating earnings, as a percentage of net sales, were 10.7% for the nine months ended June 30, 2008 compared to 8.3% for the nine months ended June 30, 2007.  The increase in consolidated operating earnings was due primarily to increased gross profit by both operating segments as well as the non-recurrence of expenses incurred during the nine months ended June 30, 2007 of $21.5 million in connection with the Separation Transactions.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased $12.9 million, or 6.4%, to $212.4 million for the nine months ended June 30, 2008 compared to $199.5 million for the nine months ended June 30, 2007. Segment operating earnings, as a percentage of net sales, were 17.1% for the nine months ended June 30, 2008 compared to 17.2% for the nine months ended June 30, 2007.  This small decrease in Sally Beauty Supply’s segment operating earnings as a percentage of net sales was primarily a result of higher freight costs.

Beauty Systems Group.  BSG’s segment operating earnings increased $14.5 million, or 31.4%, to $60.8 million for the nine months ended June 30, 2008 compared to $46.3 million for the nine months ended June 30, 2007. Segment operating earnings, as a percentage of net sales, were 8.3% for the nine months ended June 30, 2008 compared to 6.5% for the nine months ended June 30, 2007.  BSG’s segment operating earnings were positively impacted by improvement in gross profit margins due to sales mix, as well as certain lower selling, general and administrative expenses, principally sales commissions.  In addition, operating earnings were improved from the non-recurrence of consulting fees and expenses related to the L’Oreal contractual changes incurred for the nine months ended June 30, 2007.  These improvements were offset, in part, by the operating expenses attributable to stores opened and businesses acquired in the twelve month period ending on June 30, 2008 as well as by warehouse optimization project expenses of $3.7 million (including depreciation) in the nine months ended June 30, 2008.

Net Interest Expense

Interest expense, net of interest income of $0.6 million, was $124.0 million for the nine months ended June 30, 2008 compared to $98.9 million, net of interest income of $1.5 million, for the nine months ended June 30, 2007.  The increase in interest expense was primarily attributable to the interest associated with the debt incurred on November 16, 2006.  Net interest expense also reflects non-cash expense of $6.6 million and non-cash income of $3.3 million resulting from marked-to-market adjustments for certain interest rate swaps, as described in Note 5 of the Condensed Notes to Consolidated Financial Statements, for the nine months ended June 30, 2008 and 2007, respectively.

Provision for Income Taxes

Provision for income taxes was $31.9 million during the nine months ended June 30, 2008 compared to $29.2 million for the nine months ended June 30, 2007.  Income taxes for the interim periods ended June 30, 2008 and June 30, 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. In determining the estimated annual effective tax rate for fiscal year 2007, we have excluded the tax effect of one-time charges related to the Separation Transactions. The estimated annual effective tax rate is 36.0% for fiscal year 2008 compared to 36.7% for fiscal year 2007.  The reduction in the estimated annual effective tax rate primarily relates to the reduced impact of permanent items on higher earnings and a reduction in foreign statutory tax rates.

Net Earnings

As a result of the foregoing, consolidated net earnings increased $28.5 million to $56.1 million for the nine months ended June 30, 2008 compared to $27.6 million for the nine months ended June 30, 2007. Net earnings, as a percentage of net sales, were 2.8% for the nine months ended June 30, 2008 compared to 1.5% for the nine months ended June 30, 2007.

Financial Condition

June 30, 2008 Compared to September 30, 2007

Working capital (current assets less current liabilities) at June 30, 2008 was $412.6 million compared to $354.2 million at September 30, 2007, representing an increase of $58.4 million.  The resulting ratio of current assets to current liabilities was 2.20 to 1.00 at June 30, 2008 compared to 1.99 to 1.00 at September 30, 2007.  The increase in working capital reflects a $44.4 million increase in current assets combined with a $14.0 decrease in current liabilities.  Current assets reflect a $40.8 million increase in inventory levels offset, in part, by a decrease in cash and cash equivalents (see Liquidity and Capital Resources below).  The decrease in current liabilities was primarily the result of a $20.9 million decrease in accounts payable and accrued expenses.

Inventories increased $40.8 million to $610.2 million at June 30, 2008 compared to $569.4 million at September 30, 2007 due primarily to purchases in connection with new and expanded BSG brands, the seeding of a new BSG warehouse and increase in certain product lines for Sally Beauty Supply and acquisitions.

Accounts payable decreased by $1.8 million to $174.9 million at June 30, 2008 from $176.7 million at September 30, 2007 due primarily to the timing of payments to vendors in connection with purchases of inventory and property plant and equipment.  Accrued expenses decreased by $19.1 million to $134.8 million at June 30, 2008 from $153.8 million at September 30, 2007 due primarily to payments of accrued interest on long-term debt.

Total stockholders’ deficit decreased by $66.7 million as a result of net earnings of $56.1 million, $9.7 million in share-based compensation expense and the exercise of stock options for the nine months ended June 30, 2008 and accumulated other comprehensive income, net, of $0.9 million. Accumulated other comprehensive income increased due to deferred gains on hedged interest rate swaps of $2.2 million (net of income tax); offset, in part, by foreign currency translation adjustments of $1.3 million to $35.4 million at June 30, 2008, compared to $34.5 million at September 30, 2007.

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

Following the completion of the Separation Transactions, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred in connection with the Separation Transactions and from funding the costs of operations, working capital and capital expenditures. As a holding company, we depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses.  The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings’ ability to pay dividends to us. In addition, under Delaware law, the ability of each of Sally Holdings and its subsidiaries to make distributions to us will be limited to the extent: (i) of its surplus, or if there is no surplus, of its net earnings for the fiscal year in which the distribution is declared and/or the preceding fiscal year, if such subsidiary is a corporation; or (ii) the fair value of its assets exceeds its liabilities, in the case of Sally Holdings or such subsidiary that is a limited liability company. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. See “Risk Factors—Risks Relating to Our Business, and —Risks Relating to Our Substantial Indebtedness” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

During the nine months ended June 30, 2008, we made scheduled payments on our senior term loans in the aggregate amount of $12.5 million.

Our ability to obtain liquidity from the issuance of additional public or private equity is severely limited until at least two years from the completion of the Separation Transactions, or November 2008, because issuance of our common stock may cause the Alberto-Culver share distribution to be taxable to us and our stockholders under Section 355(e) of the Code. See “Risk Factors—Risks Relating to the Tax Treatment of Our Separation from Alberto-Culver and Relating to Our Largest Stockholder” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Based upon our current level of operations and anticipated growth, we anticipate that existing cash balances, funds generated by operations and funds available under our ABL facility will be sufficient to meet our working capital requirements and to finance capital expenditures, excluding acquisitions, over the next 12 months.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, restrictions on our ability to issue public or private equity for at least two years after the Separation Transactions, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions.

Please see the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2007 for additional information on liquidity and capital resources.

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the nine months ended June 30, 2008 have varied in amounts of up to $35.7 million, with total amounts outstanding ranging from $2.3 million up to $86.9 million. The amounts drawn are generally outstanding for a short period of time and are generally paid down as cash is received from our operating activities.  As of June 30, 2008, we had $306.9 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

During the nine months ended June 30, 2008, the Company completed several small acquisitions, including Pro-Duo, N.V., at an aggregate cost of $48.6 million of which substantially all was allocated to intangible assets and goodwill.  We utilized our ABL facility to fund these acquisitions.  On May 7, 2008, we acquired Pro-Duo, N.V., a 40-store beauty supply chain located in Belgium, France and Spain for €19.3 million (approximately $29.8 million plus certain capitalized costs) subject to certain adjustments.  The acquisition was funded through $29.8 million in cash and borrowings on our ABL and the assumption of €2.7 million (approximately $4 million) of debt from Pro-Duo.

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the nine months ended June 30, 2008. Historically, the primary use of cash was for acquisitions and capital expenditures and, for the nine months ended June 30, 2007, for the special cash dividend paid in connection with the Separation Transactions. The following table shows our sources and uses of funds for the nine months ended June 30, 2008 and 2007 (in thousands):

	Nine Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$44,633	$127,550
Net cash used by investing activities	(83,673)	(97,622)
Net cash provided (used) by financing activities	33,590	(105,990)
Effect of foreign exchange rates	902	830
Net decrease in cash and cash equivalents	$(4,548)	$(75,232)

Net Cash Provided by Operating Activities

Net cash provided by operating activities, which excludes the effects of acquisitions, during the nine months ended June 30, 2008 decreased by $82.9 million to $44.6 million compared to $127.6 million during the nine months ended June 30, 2007. The decrease was due primarily to an increase in cash used to purchase inventory of approximately $75.0 million as our inventory levels increased and a reduction in accounts payable and accrued expenses of $37.5 million.  This decrease was offset, in part, by improved earnings for the nine months ended June 30, 2008 of approximately $28.4 million.

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2008 decreased by $13.9 million to $83.7 million, compared to $97.6 million during the nine months ended June 30, 2007.   This decrease was due primarily to a reduction in cash used for acquisitions of $22.1 million (including approximately $57.7 million in connection with the acquisition of Salon Services in 2007); partially offset by proceeds from the sale of property and equipment in 2007 of $8.3 million.  For the nine months ended June 30, 2008, the $48.2 million of cash used for acquisitions consisted primarily of goodwill and intangible assets.

Net Cash Provided (Used) by Financing Activities

Net cash provided by financing activities during the nine months ended June 30, 2008 increased by $139.6 million to $33.6 million, compared to cash used of $106.0 million during the nine months ended June 30, 2007.  The increase was due primarily to the absence, during the nine months ended June 30, 2008, of distributions to Alberto-Culver and costs associated with the Separation Transactions, including debt issuance costs, and special cash dividend paid during the nine months ended June 30, 2007.  These increases were offset, in part, by the absence, during the nine months ended June 30, 2008, of equity contributions and proceeds from the issuance of debt in connection with the Separation Transactions during the nine months ended June 30, 2007.

Capital Requirements

For fiscal year 2008, we anticipate total capital expenditures to range from approximately $55.0 million to $60.0 million. We anticipate utilizing these capital expenditures primarily for the addition of new stores, our BSG warehouse optimization program to consolidate warehouses, the remodeling, expansion or relocation of existing facilities and various corporate projects. During the nine months ended June 30, 2008, capital expenditures were approximately $35.7 million.

Contractual Obligations

There have been no material changes in any of our contractual obligations since September 30, 2007, other than a new product purchase obligation in the ordinary course of business in the amount of $7.3 million.

Off-Balance Sheet Financing Arrangements

We had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs which totaled $11.8 million and $9.4 million at June 30, 2008 and September 30, 2007, respectively.

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

Recent Accounting Pronouncements

We are currently assessing the effect of the pronouncements discussed below on our consolidated financial statements.

In June 2008, the FASB Emerging Issues Task Force reached consensus on Emerging Issues Task Force Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits (“EITF 08-3”). Under EITF 08-3, lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be expensed. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In April 2008, the FASB issued Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (“SFAS 160”), which requires, among other things, that the noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary’s equity be reported as a component of equity separate from the parent’s interest and that net income or loss attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. In addition, purchases and sales of equity interest that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for periods on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”). Among other things, SFAS 141R generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their fair values on the acquisitions date. This practice replaces the practice, under predecessor SFAS 141: Business Combinations, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  SFAS 141R further requires that acquisition-related costs be recognized separately from the related acquisition. SFAS 141R is effective for periods beginning after December 15, 2008.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. Fluctuations in U.S. dollar exchange rates within the range of the rates for the nine months ended June 30, 2008 and 2007 did not have a material effect on our financial condition and results of operations. During these periods, we did not use derivative financial instruments to manage foreign currency exchange rate risk.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the Term Loans and our ABL facility. Based on the approximately $1.1 billion of borrowings under the Term Loans and our ABL facility as of June 30, 2008, a change in the estimated interest rate up or down by 1/8% will increase or decrease earnings before provision for income taxes by approximately $1.3 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. In addition, the agreement underlying our Term Loans required that we and/or certain of our other subsidiaries hedge a portion of our floating interest rate exposure for a specified period.

Effective November 24, 2006, the Company entered into two interest rate swap agreements with a notional amount of $150.0 million and $350.0 million, respectively. These agreements expire on November 24, 2008 and 2009, respectively. The agreements allow us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest rates ranging from 6.940% to 7.4975%. These interest rate swap agreements do not currently qualify as hedges and, therefore, the change in the fair value of these interest rate swap agreements, which are adjusted quarterly, are recorded in net interest expense in the Company’s results of operations. As discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, changes in the fair value of these interest rate swap agreements are mainly driven by interest rate changes and will increase or decrease our net interest expense and may therefore affect our earnings.

Effective May 27, 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $300 million (each agreement in the notional amount of $150 million).  These agreements expire on May 31, 2012 and allow us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest ranging from 5.568% to 6.090%.  These agreements are designated as effective hedges, consistent with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  Adjustments to reflect the change in the fair values of these interest rate swap agreements, which are adjusted quarterly, are recorded in accumulated other comprehensive income until the hedged obligation is settled or the swap agreements expire, whichever is earlier.  Any ineffectiveness is recognized in earnings.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2008, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries, as of June 30, 2008. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

On February 25, 2008, we disclosed in a Current Report on Form 8-K that L’Oreal filed a lawsuit in the Superior Court of the State of California in and for the County of San Diego — Central Division naming, among others, SD Hair, franchisees of AMLP as defendants.  The suit alleges, among other things, that SD Hair has breached its franchise agreement with AMLP by diverting (selling) Matrix branded products to unauthorized buyers, and that L’Oreal is entitled to make claims against SD Hair under the franchise agreement as a third-party beneficiary of that agreement.  The suit also alleges, among other issues, that SD Hair induced AMLP to breach its agreement to distribute Matrix branded products in some unspecified manner.  As of February 25, 2008, neither we nor any of our subsidiaries (including AMLP) were a defendant in the lawsuit filed by L’Oreal.   On March 24, 2008, however, SD Hair filed a cross-complaint in the same case naming AMLP and BSG as cross-defendants, seeking, among other things, i) declaratory relief from BSG and AMLP in the form of a judicial finding that SD Hair is not in breach of its franchise agreement and that L’Oreal has no rights as a third-party beneficiary to SD Hair’s franchise agreement, and ii) injunctive relief in the form of a judicial order compelling AMLP and BSG to take appropriate legal action against L’Oreal to enforce SD Hair’s claimed rights under AMLP’s Matrix distribution agreement.  We have answered the cross-complaint. No monetary relief is being sought by SD Hair.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which could materially affect our business, financial condition or future results.  There have been no material changes from the risk factors disclosed in our Annual Report.  The risks described in that report are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.1	Sally Beauty Holdings, Inc. Annual Incentive Plan, which is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty*

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

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date:	August 7, 2008

By:	/s/ MARK J. FLAHERTY
Mark J. Flaherty
Senior Vice President and Chief Financial Officer