Form 10-K
period 2008-09-30
Sally Beauty Holdings, Inc.
filed 2008-11-20
CIK 1368458

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2008
-OR-
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-33145

SALLY BEAUTY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2257936 (I.R.S. Employer Identification No.)

3001 Colorado Boulevard Denton, Texas (Address of principal executive offices)	76210 (Zip Code)

Registrant's telephone number, including area code: (940) 898-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $.01 per share	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act.    YES ☒      NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐      NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐      NO ☒

Approximate aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on March 31, 2008: $648,198,000. At November 19, 2008, there were 181,919,081 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

In this Annual Report, references to "the Company," "our company," "we," "our," "ours" and "us" refer to Sally Beauty Holdings, Inc., or Sally Beauty, and its consolidated subsidiaries for periods after the separation from Alberto-Culver Company ("Alberto Culver"), and to Sally Holdings, Inc. and its consolidated subsidiaries for periods prior to the separation from Alberto-Culver unless otherwise indicated or the context otherwise requires.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K and the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" or similar expressions may also identify such forward-looking statements.

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

•
anticipating changes in consumer preferences and buying trends and managing our product lines and inventory;

•
potential fluctuation in our same store sales and quarterly financial performance;

•
our dependence upon manufacturers who may be unwilling or unable to continue to supply products to us;

•
the possibility of material interruptions in the supply of beauty supply products by our manufacturers;

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

•
the impact of a downturn in the economy upon our business;

•
the success of our cost control plans;

•
protecting our intellectual property rights, specifically our trademarks;

•
conducting business outside the United States;

•
disruption in our information technology systems;

ii

•
natural disasters or acts of terrorism;

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

•
the potential impact on us if the financial institutions we deal with become impaired;

•
the representativeness of our historical consolidated financial information with respect to our future financial position, results of operations or cash flows;

•
our reliance upon Alberto-Culver for the accuracy of certain historical services and information;

•
the share distribution of Alberto-Culver common stock in our separation from Alberto-Culver not constituting a tax-free distribution;

•
actions taken by certain large stockholders adversely affecting the tax-free nature of the share distribution of Alberto-Culver common stock;

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

iii

PART I

ITEM 1. BUSINESS

Introduction

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,580 stores and supplied 193 franchised stores in North America as well as selected European countries and Japan, as of September 30, 2008. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with over 1,000 professional distributor sales consultants who sell directly to salons and salon professionals. As of September 30, 2008, Sally Beauty Supply had 2,820 company-operated retail stores and supplied 24 franchised stores (all outside the U.S.), and BSG had 760 company-operated stores and supplied 169 franchised stores. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. Approximately 87%, 89% and 93% of our consolidated net sales for the fiscal years ended September 30, 2008, 2007 and 2006, respectively, were in the U.S. and Canada. For the year ended September 30, 2008, our consolidated net sales were $2,648.2 million.

Sally Beauty Supply began operations with a single store in New Orleans in 1964 and was acquired in 1969 by our former parent company, Alberto-Culver. BSG became a subsidiary of Alberto-Culver in 1995. On November 16, 2006, we separated from Alberto-Culver and became an independent company listed on the New York Stock Exchange. Our separation from Alberto-Culver and its consumer products-focused business, which we refer to as the Separation Transactions, was pursuant to an investment agreement, dated as of June 19, 2006, as amended (hereafter, the "Investment Agreement") among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, Inc. ("Sally Holdings"), CDRS Acquisition LLC, or CDRS, and others. Sally Beauty is a Delaware corporation formed in June 2006 and became the accounting successor company to Sally Holdings upon the completion of the Separation Transactions. When we refer to Alberto-Culver, we mean Alberto-Culver Company prior to the Separation Transactions or the company from which we separated, which is currently a separate public company, as the context requires.

In connection with the Separation Transactions, CDRS and CD&R Parallel Fund VII, L.P., or the Parallel Fund, and which we refer to together with CDRS as the CDR Investors, invested an aggregate of $575.0 million in cash equity, representing ownership subsequent to the separation of approximately 48% of the outstanding shares of our common stock on an undiluted basis. CDRS, which owned approximately 47.6% of the outstanding shares of our common stock on an undiluted basis as of September 30, 2008, is a Delaware limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., a private investment fund managed by Clayton, Dubilier & Rice, Inc. Also in connection with the Separation Transactions, certain of our subsidiaries incurred approximately $1,850.0 million of indebtedness, as more fully described below.

Professional Beauty Supply Industry Distribution Channels

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

Open-Line

This channel serves retail consumers and salon professionals through retail stores and the Internet. This channel is served by a large number of localized retailers and distributors, with only a few having a regional presence and significant market share. We believe that Sally Beauty Supply is the only open-line distributor in the U.S. with a national network of retail stores. In addition, Sally Beauty Supply has begun selling some products through its web site (www.sallybeauty.com) during the past year.

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

Key Industry Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in consumer demand for hair color, hair loss prevention and hair styling products and services, offset by lower sales of certain electrical products and/or full-service sales during periods of economic slowdown. We believe the following key industry trends and characteristics will influence our business going forward:

•
High level of market fragmentation.  The U.S. salon market is highly fragmented with over 225,000 salons. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

•
Growth in booth renting and frequent stocking needs.  Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons. In addition, booth renters, who comprise a significant percentage of total U.S. salon professionals, are often responsible for purchasing their own supplies. Historically, booth renters have significantly increased as a percentage of total salon professionals and we expect this trend to continue. Given their smaller individual purchases and relative lack of financial resources, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like BSG and Sally Beauty Supply. These factors continue to drive demand for conveniently located professional beauty supply stores.

•
Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic value-added acquisitions. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. Please see "Relationships with Suppliers;" "Risk Factors—The beauty products distribution industry is highly competitive and is consolidating" and—"We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

•
High level of competition.  Sally Beauty Supply competes with a number of domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the Internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products.

•
Favorable demographic and consumer trends.  The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends in large part on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives for Sally Beauty Supply and BSG in an effort to expand our market reach or to respond to changing consumer preferences. For example, in fiscal year 2008 we signed an exclusive merchandising agreement in the U.S. and Canada for certain hair extension products promoted by celebrity Paris Hilton in an attempt to enhance our appeal to a younger customer base in these geographic areas.

•
Changes in economic conditions.  We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers, salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate. However, downturns in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers.

Business Segments, Geographic Area Information and Seasonality

We operate two business segments: (i) Sally Beauty Supply, a domestic and international open-line and exclusive-label distributor of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals, and (ii) BSG, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories in North America. BSG operates stores under the CosmoProf service mark. BSG also franchises beauty supply outlets in the southwest portion of the U.S. and Mexico, and supplies sub-distributors in Europe. Sales of Sally Beauty Supply accounted for approximately 63%, 62% and 60%; and BSG accounted for approximately 37%, 38% and 40% of the company's consolidated net sales for the years ended September 30, 2008, 2007 and 2006, respectively.

Financial information about business segments and geographic area information is incorporated herein by reference to the "Business Segments and Geographic Area Information," Note 19 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data" of this Annual Report.

Neither the sales nor the product assortment for Sally Beauty Supply or BSG are generally seasonal in nature.

Sally Beauty Supply

Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. Its stores carry an extensive selection of professional beauty products, ranging between 5,000 and 8,000 stock keeping units, or SKUs, of beauty products, and includes products for hair care, nail care, beauty sundries and small electrical appliances targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise. We believe that Sally Beauty Supply has differentiated itself from its competitors through its customer value proposition, attractive pricing, extensive selection of leading third-party branded and exclusive-label products, broad ethnic product selection, the product knowledge of its sales associates and convenient store locations.

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

Merchandise

Sally Beauty Supply stores carry a broad selection of branded and exclusive-label beauty supplies. Sally Beauty Supply manages each category by product and by SKU and uses centrally developed planoguides to maintain a consistent merchandise presentation across its store base (primarily in the U.S. and Canada). Through its information systems, Sally Beauty Supply actively monitors each store's performance by category, allowing maintenance of consistently high levels of in-stock merchandise. We believe Sally Beauty Supply's tailored merchandise strategy enables it to meet local demands and helps drive traffic in its stores. Additionally, its information systems track and automatically replenish inventory levels, generally on a weekly basis, primarily in the U.S.

Sally Beauty Supply offers a comprehensive ethnic product selection with specific appeal to the African-American and Hispanic customers. Its ethnic product offerings are tailored by store based on market demographics and category performance. For example, sales to the African-American marketplace represented approximately 9% of net sales in Sally Beauty Supply's U.S. stores for fiscal year 2008. We believe the breadth of selection of ethnic products available in Sally Beauty Supply stores is unique and differentiates its stores from its competition. Sally Beauty Supply also aims to position itself to be competitive in price, but not a discount leader.

Sally Beauty Supply's pricing strategy is differentiated by customer segment. Professional salon customers are generally entitled to a price lower than that received by retail customers. However, Sally Beauty Supply does offer discounts to retail customers through its customer loyalty program.

Leading Third-Party Branded Products

Sally Beauty Supply offers an extensive selection of hair care products, nail care products, beauty sundries and appliances from leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise. We believe that carrying a broad selection of the latest premier branded merchandise is critical to maintaining long-term relationships with our customers. The merchandise Sally Beauty Supply carries includes products from one or more of the leading manufacturers in each category. Sally Beauty Supply's objective is not only to carry leading brands, but also to carry a full range of branded and exclusive-label products within each category. As hair trends continue to evolve, we expect to offer the changing professional beauty product assortment necessary to meet the needs of retail consumers and salon professionals.

Exclusive-label Products

Sally Beauty Supply offers a broad range of private label and controlled label products, which we generally refer to collectively as exclusive-label products, unless the context requires otherwise. Private label products are brands manufactured under trademarks we own or license and in some instances we also own the formula. Controlled label products involve brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. We believe exclusive-label products provide customers with an attractive alternative to higher-priced leading third-party brands. Exclusive-label products accounted for approximately 41% of Sally Beauty Supply's product sales in the U.S. during fiscal year 2008. Generally, the exclusive-label brands have higher gross margins than the leading third-party branded products and we believe this area offers continued potential growth. Sally Beauty Supply maintains exclusive-label products in a number of categories including hair care, small electrical appliances and salon products. Sally Beauty Supply actively promotes its exclusive-label brands through in-store promotions and monthly flyers. We believe our customers perceive these exclusive-label products to be comparable in quality and name recognition to leading third-party branded products.

The following table sets forth the approximate percentage of Sally Beauty Supply's sales by merchandise category:

Year Ended September 30, 2008
Hair color	21.7%
Skin and nail care	12.4%
Hair care	18.5%
Brushes, cutlery and accessories	16.8%
Electrical appliances	13.2%
Ethnic products	9.1%
Other beauty items	8.3%

Total	100.0%

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

We continuously adapt our marketing and merchandising initiatives for Sally Beauty Supply in an effort to expand our market reach or to respond to changing consumer preferences.

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

Store Locations

Sally Beauty Supply selects geographic areas and store sites on the basis of demographic information, quality and nature of neighboring tenants, store visibility and location accessibility. Sally Beauty Supply seeks to locate stores primarily in strip malls, which are occupied by other high traffic retailers including grocery stores, mass merchants and home centers.

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

The following table provides a history of Sally Beauty Supply store openings since the beginning of fiscal year 2004:

	Year Ended September 30,
	2008	2007	2006	2005	2004
Stores open at beginning of period	2,694	2,511	2,419	2,355	2,272
Net store openings during period	110	83	92	62	83
Stores acquired during period	40	100	—	2	—

Stores open at end of period	2,844	2,694	2,511	2,419	2,355

Beauty Systems Group

We believe that BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of September 30, 2008, BSG had 760 company-operated stores, supplied 169 franchised stores and had a sales force of over 1,000 professional distributor sales consultants selling exclusively to salons and salon professionals in substantially every state in the U.S., in Puerto Rico and in portions of Canada, Mexico and certain European countries.

Store Design and Operations

BSG stores are designed to create a professional shopping environment that embraces the salon professional and highlights its extensive product offering. Company-operated BSG stores average 2,700 square feet and are located primarily in secondary strip shopping centers. BSG store layouts are designed to provide optimal variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type with certain areas dedicated to leading third-party brands; such as Paul Mitchell, Wella, Sebastian, Goldwell and TIGI. The selection of these brands varies by territory.

Professional Distributor Sales Consultants

BSG has a network of over 1,000 professional distributor sales consultants, which exclusively serve salons and salon professionals. The following table sets forth the number of consultants in the BSG network since the beginning of fiscal year 2004:

	Year Ended September 30,
	2008	2007	2006	2005	2004
Professional distributor sales consultants	1,071	1,067	1,192	1,244	1,167

The decrease in distributor sales consultants in fiscal year 2007 was in response to the loss of L'Oreal related sales discussed below under "Competition." BSG's sales force was reduced in fiscal year 2007 and the remaining affected distributor sales consultants were offered certain compensation related incentives to stay with us as BSG replaced lost L'Oreal sales.

In order to provide a knowledgeable consultant team, BSG actively recruits individuals with industry knowledge or sales experience, as we believe that new consultants with either broad knowledge about the products or direct sales experience will be more successful.

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

The following table sets forth the approximate percentage of BSG sales attributable by channel:

	Year Ended September 30,
	2008	2007
Company-operated retail stores	57.0%	53.4%
Professional distributor sales consultants (full-service)	29.9%	31.2%
Franchise stores	13.1%	15.4%

Total	100.0%	100.0%

Merchandise

BSG stores carry a broad selection of branded beauty supplies and a lesser selection of exclusive-label products, ranging between 4,000 and 9,600 SKUs of beauty products, including hair care products, nail care, small electrical appliances and other beauty items. Some products are available in bulk packaging for higher volume salon needs. Through BSG's information systems, each store's product performance is actively monitored, allowing maintenance of an optimal merchandise mix. Additionally, BSG's information systems track and automatically replenish inventory levels on a weekly basis, enabling BSG to maintain high levels of product in stock. Although BSG positions itself to be competitive on price, its primary focus is to provide a comprehensive selection of branded products to the salon professional. Certain BSG products are sold under exclusive arrangements with suppliers, whereby BSG is designated the sole distributor for a specific brand name within certain geographic territories. We believe that carrying a broad selection of branded merchandise is critical to maintaining relationships with our valued professional customers.

The following table sets forth the approximate percentage of sales attributable by merchandise category:

Year Ended September 30, 2008
Hair care	38.1%
Hair color	26.3%
Promotional items(a)	12.4%
Skin and nail care	8.0%
Electrical appliances	6.5%
Brushes, cutlery and accessories	3.6%
Salon equipment	1.9%
Other beauty items	2.2%
Ethnic products	1.0%

Total	100.0%

    (a)
    Promotional items consists of sales from other categories that are sold on a discounted basis.

Marketing and Advertising

BSG's marketing program is designed primarily to promote its extensive selection of brand name products at competitive prices. BSG distributes at its stores and mails to its salon and salon professional customers multi-page color flyers that highlight promotional products. Some BSG stores also host monthly manufacturer-sponsored classes for customers. These classes are held at BSG stores and led by manufacturer-employed educators. Salon professionals, after paying a small fee to attend, are educated on new products and beauty trends. We believe these classes increase brand awareness and drive sales in BSG stores.

Store Locations

BSG stores are primarily located in secondary strip shopping centers. Although BSG stores are located in visible and convenient locations, salon professionals are less sensitive about store location than Sally Beauty Supply customers.

The following table provides a history of BSG store openings since the beginning of fiscal year 2004:

	Year Ended September 30,
	2008	2007	2006	2005	2004
Stores open at beginning of period	874	828	822	692	543
Net store openings during period	44	46	6	37	26
Stores acquired during period	11	—	—	93	123

Stores open at end of period	929	874	828	822	692

Our Strategy

We believe there are significant opportunities to increase our sales and profitability through the further implementation of our operating strategy and by growing our store base in existing and contiguous markets, both organically and through strategic acquisitions. Specific elements of our growth strategy include the following:

Increase Sales Productivity of Our Stores

We intend to grow same store sales by focusing on improving our merchandise mix and introducing new products. In addition, we plan to tailor our marketing, advertising and promotions to attract new customers and increase sales with existing customers. We also plan to enhance our customer loyalty programs, which allow us to collect point-of-sale customer data and increase our understanding of customers' needs.

Open New Stores and Exploring New Markets

In fiscal year 2008, we opened 110 and 44 net new stores for Sally Beauty Supply and BSG, respectively. Because of the limited initial capital outlay, rapid payback, and attractive return on capital, we intend to continue to expand our Sally Beauty Supply and BSG store base. We believe there are growth opportunities for additional stores in the U.S., Canada, Mexico and Europe. In addition, we are exploring the potential to enter new geographies such as South America. We expect new store openings in existing and new areas to be an important aspect of our future growth opportunities. Please also see "Pursue Strategic Acquisitions."

Increase Sales of Exclusive-label Products

We currently intend to grow exclusive-label sales in Sally Beauty Supply. We believe our customers view our exclusive-label products as high-quality, recognizable brands, which are competitive with leading third-party branded merchandise. Exclusive-label products are currently sold through our Sally Beauty Supply stores, with very limited exclusive-label offerings at BSG. Exclusive-label products account for a substantial amount of the Sally Beauty Supply segment net sales and generate a gross margin greater than that of the leading third-party brands sold through our stores. Potential growth for such products is believed to be significant. In addition, our broad exclusive-label product offering minimizes our dependence on any one brand or supplier. We believe exclusive-label products present opportunities to grow profits and also increase store loyalty.

Increase Operating Efficiency and Profitability

We believe there are opportunities to increase the profitability of operations, especially in our BSG business. During fiscal years 2007 and 2008, we made certain changes which included right-sizing the business (including some targeted reductions-in-force) and maximizing the efficiency of our structure. We completed a re-branding project at BSG that repositioned all of our North American company-operated stores under a common name and store identity, CosmoProf, which we believe will improve brand consistency, save on advertising and promotional costs and allow for a more focused marketing strategy. We also implemented a two-year, $19.2 million capital spending program to consolidate BSG warehouses and reduce administrative expenses related to BSG's distribution network. Additionally, during fiscal year 2007 we implemented working capital improvement initiatives focused on the management of receivables, inventory and payables to further maximize our free cash flow. We have also undertaken a full review of our procurement strategy. This initiative is intended to identify low cost alternative sources of supply in certain product categories from countries with low manufacturing costs. We also offer between 5,000 and 8,000 SKUs of our Sally Beauty Supply products for sale through our website (www.sallybeauty.com), which we expect will lead to additional sales for that business segment.

Pursue Strategic Acquisitions

We have completed more than 25 acquisitions over the last 10 years. We believe our experience in identifying attractive acquisition targets, our proven integration process and our highly scalable infrastructure have created a strong platform for potential future acquisitions, subject to restrictions on our ability to finance acquisitions by incurring additional debt or issuing equity under our debt agreements. For example, in May 2008 we acquired Pro-Duo, N.V., a cash and carry retailer of both professional and retail hair products with stores located mainly in Belgium, France and Spain, for €19.3 million Euros (approximately $29.8 million plus incidental costs capitalized) subject to certain adjustments. In February 2007, we acquired Chapelton 21 Limited, a private company based in Scotland with almost 100 stores located in the United Kingdom, Ireland, Germany and Spain, which we refer to as Salon Services. In June 2006, we acquired Salon Success, a United Kingdom-based distributor of professional beauty products with sales operations in the United Kingdom, Spain and the Netherlands servicing sub-distributors in a number of European countries. We intend to continue to identify and evaluate acquisition targets both domestically and internationally, with a focus on expanding our exclusive BSG territories and allowing Sally Beauty Supply to enter new channels outside the U.S.

Competition

Although there are a limited number of sizable direct competitors to our business, the beauty industry is highly competitive. In each area in which we operate, we experience competition from domestic and international businesses often with more resources, including mass merchandisers, drug stores, supermarkets and other chains, offering similar or substitute beauty products at comparable prices. Our business also faces competition from department stores. In addition, our business competes with local and regional open line beauty supply stores and full-service distributors selling directly to salons and salon professionals through both professional distributor sales consultants and outlets open only to salons and salon professionals. Our business also faces increasing competition from certain manufacturers that use their own sales forces to distribute their professional beauty products directly or align themselves with our competitors. Some of these manufacturers are vertically integrating through the acquisition of distributors and stores. In addition, these manufacturers may acquire additional brands that we currently distribute and attempt to shift these products to their own distribution channels. Our business also faces competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products. Please see "Risk Factors—The beauty products distribution industry is highly competitive" for additional information on our competition.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and contribute to our success:

The Largest Professional Beauty Supply Distributor in the U.S. with Multi-Channel Platform

Sally Beauty Supply and BSG together comprise the largest distributor of professional beauty products in the U.S. by store count. Our leading market positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply market, economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to generate and grow revenues across broad, diversified geographies, and customer segments using varying product assortments. We operate in ten countries outside the U.S. and Puerto Rico, offering up to 8,000 and 9,600 SKUs in Sally Beauty Supply (in our stores and online) and BSG stores, respectively, to a potential customer base that includes millions of retail consumers, and more than 225,000 salons in the U.S.

Differentiated Customer Value Proposition

We believe that our stores are differentiated from their competitors through convenient location, broad selection of professional beauty products (including leading third-party branded and exclusive-label merchandise), high levels of in-stock merchandise, knowledgeable salespeople and competitive pricing.

Our merchandise mix includes a comprehensive ethnic product selection, which is tailored by store based on market demographics and category performance. For example, African-American products represented over 9% of net sales in our U.S. Sally Beauty Supply stores during fiscal year 2008, and we believe that the breadth of our selection of these products further differentiates Sally Beauty Supply from its competitors. In addition, as discussed above, Sally Beauty Supply also offers a customer loyalty program for Sally Beauty Supply customers, the Beauty Club, whereby members receive a special, discounted price on products and are also eligible for a special Beauty Club e-mail newsletter with additional promotional offerings, beauty tips and new product information for a nominal annual fee. We believe that our differentiated customer value proposition and strong brands drive customer loyalty and high repeat traffic, contributing to our consistent historical financial performance. Our BSG professional distributor sales consultants benefit from their customers having access to the BSG store systems as customers have the ability to pick up the products they need between sales visits from professional distributor sales consultants.

Attractive Store Economics

We believe that our stores generate attractive returns on invested capital. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively. Sally Beauty Supply and BSG stores average approximately 1,700 and 2,700 square feet in size, respectively, and are typically located within strip shopping centers. Strong average sales per square foot combined with minimal staffing requirements, low rent expense and limited initial capital outlay, typically result in positive contribution margins within three to four months, and cash payback on investment within approximately two years. Due to such attractive investment returns and relatively high operating profit contributions per store, over the past five years Sally Beauty Supply and BSG have opened 430 and 159 net new stores, respectively.

Consistent Financial Performance

We have a proven track record of strong growth and consistent profitability due to superior operating performance, new store openings and strategic acquisitions. Over the past five fiscal years, our consolidated same store sales growth has been positive in each year and has averaged 3.3%, as set forth in the following table:

	Year Ended September 30,
Same store sales growth(a)	2008	2007	2006	2005	2004
Sally Beauty Supply	1.2%	2.7%	2.4%	2.4%	3.8%
Beauty Systems Group	6.9%	10.1%	4.1%	(0.6%)	8.5%
Consolidated	2.6%	4.5%	2.8%	1.8%	4.6%
    (a)
    Same store is defined as company-operated stores that have been open for at least 14 months as of the last day of a month.

Experienced Management Team with a Proven Track Record

Our management team, led by President and Chief Executive Officer Gary Winterhalter, has a strong record of net sales growth and profitability improvement. Our senior management team has an average tenure of 12 years with us and our subsidiaries and their predecessors and 21 years in the beauty supply industry.

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

Relationships with Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase order. For fiscal year 2008, our two largest suppliers were Procter & Gamble and the Professional Products Division of L'Oreal USA S/D, Inc., or L'Oreal. Products are purchased from many manufacturers on an at-will basis or under contracts which can be terminated without cause upon 90 days notice or less or expire without express rights of renewal. Such manufacturers could discontinue sales to us at any time or upon short notice.

As is typical in the distribution businesses, relationships with suppliers are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. Please see "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us." However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between us and our suppliers through, among other things, the development of new or expanded supplier relationships.

Distribution

As of September 30, 2008, we operated 17 distribution centers, seven of which serviced Sally Beauty Supply and 10 of which serviced BSG. During fiscal year 2007, we began implementing a two-year capital spending program to consolidate warehouses and reduce administrative expenses related to BSG's distribution network optimization program. As of the end of fiscal year 2008, capital expenditures to date have been approximately $19.0 million and related expenses have been approximately $4.7 million for this program. We believe that annual savings from this program could range between $8.0 million and $10.0 million beginning with fiscal year 2009.

Our purchasing and distribution system is designed to minimize the delivered cost of merchandise and maximize the level of merchandise in-stock in stores. This distribution system also allows for monitoring of delivery times and maintenance of appropriate inventory levels. Product deliveries are typically made to our stores on a weekly basis. Each distribution center has a quality control department that monitors products received from suppliers. We utilize proprietary software systems to provide computerized warehouse locator and inventory support. Please see "Risk Factors—We are not certain that our ongoing cost control plans will continue to be successful."

Management Information Systems

Our management information systems provide order processing, accounting and management information for the marketing, distribution and store operations functions of our business. A significant portion of these systems have been developed internally. The information gathered by the management information systems supports automatic replenishment of in-store inventory and provides support for product purchase decisions. Please see "Risk Factors—We may be adversely affected by any disruption in our information technology systems."

Employees

In our domestic and foreign operations, we had approximately 21,140 employees as of September 30, 2008; consisting of approximately 5,850 salaried, 4,710 hourly and 10,580 part-time employees. We had approximately 19,820 employees as of September 30, 2007; consisting of approximately 5,480 salaried, 4,610 hourly and 9,730 part-time employees. Part-time employees are used to supplement schedules, particularly in North America.

Certain subsidiaries in Mexico have collective bargaining agreements covering warehouse and store personnel which expire at various times over the next several years. We believe that we have good relationships with our employees worldwide.

Management

For information concerning our directors and executive officers, please see "Directors and Executive Officers of the Registrant" in Item 10 of this Annual Report.

Regulation

We are subject to a wide variety of laws and regulations, which historically have not had a material effect on our business. For example, in the U.S., most of the products sold and the content and methods of advertising and marketing utilized are regulated by a host of federal agencies, including, in each case, one or more of the following: the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, and the Consumer Products Safety Commission. The transportation and disposal of many of our products are also subject to federal regulation. State and local agencies regulate many aspects of our business. In markets outside of the U.S., regulation is also focused and comprehensive.

Sally Beauty Supply supplies 24 and BSG supplies 169 franchisee stores located in the U.S., Mexico and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon operations.

Trademarks and Other Intellectual Property Rights

Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries throughout the world in which we operate. We and our subsidiaries own over 230 trademark registrations in the U.S., and 740 trademark registrations outside the U.S. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including reliance upon trademark, patent and trade secret laws, in addition to confidentiality agreements with many vendors, employees, consultants and others who have access to our proprietary information. The duration of our trademark registrations is generally 10 or 15 years, depending on the country in which a mark is registered, and generally the registrations can be renewed. The scope and duration of intellectual property protection varies by jurisdiction and by individual product.

Access to Public Filings

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports are available, without charge, on our website, www.sallybeautyholdings.com, as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission, or SEC, under the Exchange Act. We will provide copies of such reports to any person, without charge, upon written request to our office of Investor Relations by writing to: our Investor Relations Department at 3001 Colorado Blvd, Denton, TX 76210. The information found on our website shall not be considered to be part of this or any other report filed with or furnished to the SEC.

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

ITEM 1A. RISK FACTORS

The following describes risks that we believe to be material to our business. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results could be materially and adversely affected. There may be additional risks, of which we are not aware or that we do not believe to be material that could materially and adversely affect our business. This Annual Report also contains forward-looking statements and the following risks could cause our actual results to differ materially from those anticipated in such forward-looking statements.

Risks Relating to Our Business

The beauty products distribution industry is highly competitive and is consolidating.

The beauty products distribution industry is highly fragmented and there are few significant barriers to entry into the marketplaces for most of the types of products and services we sell. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and Internet sites offering professional salon-only products. The increasing availability of diverted professional salon products in large format retail stores such as drug stores, grocery stores and others could have a negative impact on our business. The primary competitive factors in the beauty products distribution industry are the price at which we purchase products from manufacturers, quality, perceived value, consumer brand name recognition, packaging and mix of the products we sell; customer service; the efficiency of our distribution network; and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices to retain business or marketplace share. Some of our competitors are larger and have greater financial and other resources than we do, and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot meet in a timely or cost-effective manner, our business may be adversely affected.

In addition, our industry is consolidating, which may give our competitors increased negotiating leverage and greater marketing resources, thereby providing corresponding competitive advantages over us. For instance, we may lose customers if our competitors that own national chains acquire additional salons that are BSG customers or if professional beauty supply manufacturers align themselves with other beauty product wholesale and retail suppliers who compete with BSG. For example our largest supplier, L'Oreal, has moved a material amount of revenue out of specific regions of the BSG nationwide distribution network and into competitive regional distribution networks. L'Oreal has also acquired distributors competitive with BSG in the southeastern U.S. as well as the west coast of the U.S. As a result, L'Oreal entered into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L'Oreal related products as well as from the increased competition from L'Oreal-affiliated distribution networks. In addition, L'Oreal has acquired one supplier that does not currently do business with BSG. If L'Oreal acquired a supplier that did conduct business with BSG, we could lose that revenue as well. Such consolidation may increase competition from distribution channels related to suppliers and place more leverage in the hands of those suppliers to negotiate better margins on products sold in our stores.

If we are unable to compete effectively in our marketplace or if competitors could divert our customers away from our stores and outside salespeople, it could adversely impact our business, financial condition and results of operations.

We may be unable to anticipate changes in consumer preferences and buying trends or manage our product lines and inventory commensurate with consumer demand.

Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for beauty products. If we do not anticipate and respond to trends in the marketplace for beauty products and changing consumer demands in a timely manner, our sales may decline significantly and we may be required to mark down certain products to sell the resulting excess inventory at prices which can be significantly lower than the normal retail or wholesale price, which could adversely impact our business, financial condition and results of operations. In addition, we depend on our inventory management and information technology systems in order to replenish inventories and deliver products to store locations in response to customer demands. Any systems-related problems could result in difficulties satisfying the demands of customers which, in turn, could adversely affect our sales and profitability.

We expect the aging baby boomer population to drive future growth in professional beauty supply sales through an increase in the use of hair color and hair loss products. Additionally, we expect continuously changing fashion-related trends that drive new hair styles to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer.

Our same store sales and quarterly financial performance may fluctuate for a variety of reasons.

Our same store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our same store sales and quarterly financial performance, including:

•
changes in our merchandising strategy or mix;

•
the performance of our new stores;

•
the effectiveness of our inventory management;

•
timing and concentration of new store openings, including additional human resource requirements and related pre-opening and other start-up costs;

•
levels of pre-opening expenses associated with new stores;

•
a portion of a typical new store's sales (or sales we make over the internet channel) coming from customers who previously shopped at other existing stores;

•
expenditures on our warehouse consolidation project;

•
the earnings impact of those of our interest rate swaps which do not qualify for hedge accounting treatment;

•
timing and effectiveness of our marketing activities;

•
seasonal fluctuations due to weather conditions;

•
actions by our existing or new competitors; and

•
general U.S. economic conditions and, in particular, the retail sales environment.

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and same store sales for any particular future period may decrease, which could have a material adverse effect on our business, financial condition and results of operations.

We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.

We do not manufacture the brand name or exclusive label products we sell, and instead purchase our products from manufacturers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. For fiscal year 2008, our two largest suppliers were Procter & Gamble and L'Oreal. BSG's largest supplier, L'Oreal, represented approximately 16.7% of BSG's total net sales in fiscal year 2008.

In addition, since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. For example, in 2007 Farouk Systems, Inc. filed an action seeking a declaratory judgment that it is entitled to terminate a long-term distribution agreement with Armstrong McCall, and Armstrong McCall is vigorously defending its rights under the agreement. We may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

Changes in Sally Beauty Supply and BSG's relationships with suppliers occur often, and could positively or negatively impact the net sales and operating profits of both business segments. For example, net sales and operating profits of Sally Beauty Supply and BSG were negatively affected in fiscal year 2005 by the decision of certain suppliers of the BSG business to begin selling their products directly to salons in most areas. Subsequently, in fiscal year 2006 one of those suppliers agreed to have BSG once again sell its product lines in BSG stores. In December 2006, we announced that: (i) BSG, other than its Armstrong McCall division, would not retain its rights to distribute the professional products of L'Oreal through its distributor sales consultants (effective January 30, 2007, with exclusivity ending December 31, 2006) or in its stores on an exclusive basis (effective January 1, 2007) in those geographic areas within the U.S. in which BSG had distribution rights, and (ii) BSG's Armstrong McCall division would not retain the rights to distribute Redken professional products through its franchises. In an effort to replace these rights, BSG entered into long-term agreements with L'Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L'Oreal professional products in its stores that it previously had exclusive rights to in its stores and through its sales consultants. The loss of L'Oreal distribution rights through our distributor sales consultants and the loss of exclusive rights to distribute L'Oreal products in our stores may result in margin pressure on BSG's remaining L'Oreal revenues, and this pressure is currently projected to continue during fiscal year 2009. As discussed above, L'Oreal is entering into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L'Oreal related products as well as from the increased competition from L'Oreal-affiliated distribution networks. For example, L'Oreal could attempt to terminate our contracts to carry certain of their products in BSG stores, which brought in revenues of approximately $101.5 million in U.S. sales for fiscal year 2008 and have expiration dates at the end of 2012. Therefore, there can be no assurance that the impact of these developments will not adversely impact revenue to a greater degree than we currently expect, or that our efforts to mitigate the impact of these developments will be successful. If the impact of these developments is greater than we expect or our efforts to mitigate the impact of these developments are not successful, this could have a material adverse effect on our business, financial condition or results of operations.

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

Any significant interruption in the supply of beauty supply products by manufacturers of our products could disrupt our ability to deliver merchandise to our stores and customers in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations.

Manufacturers of beauty supply products are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis, including industrial accidents, environmental events, strikes and other labor disputes, union organizing activity, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, and licensing requirements and other regulatory issues, as well as natural disasters, economic pressures and other external factors over which neither they nor we have control. In addition, due to the recent turmoil in the financial markets and the general economic downturn throughout the world, some of our manufacturers of beauty supply products may face difficulties in continuing to operate their businesses and supply us their products. Our operating results also depend to some extent on the orderly operation of our receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and our effective management of our distribution facilities and capacity.

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

If products sold by us are found to be defective in labeling or content, our credibility and that of the brands we sell may be harmed, marketplace acceptance of our products may decrease and we may be exposed to liability in excess of our products liability insurance coverage and manufacturer indemnities.

We do not control the production process for the brand name and exclusive label products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer or filler before we offer such product for resale. In many cases, we rely on representations of manufacturers about the products we purchase for resale regarding whether such products have been manufactured in accordance with samples and applicable governmental regulations. Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective.

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

We are subject to a number of U.S. federal, state and local laws and regulations, as well as the laws and regulations applicable in each other marketplace in which we do business. These laws and regulations govern the composition, packaging, labeling and safety of the products we sell, the methods we use to sell these products and the methods we use to import these products. Non-compliance with applicable laws and regulations of governmental authorities, including the FDA and similar authorities in other jurisdictions, by us or the manufacturers of the products sold by us could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. The laws and regulations applicable to us or manufacturers of the products sold by us may become more stringent. Continued legal compliance could require the review and possible reformulation or relabeling of certain products, as well as the possible removal of some products from the marketplace altogether. Legal compliance could also lead to considerably higher internal regulatory costs. Manufacturers may try to recover some or all of any increased costs of compliance by increasing the prices at which we purchase products and we may not be able to recover some or all of such increased cost in our own prices to our customers. We are also subject to state and local laws and regulations that affect our franchisor-franchisee relationships. Increased compliance costs and the loss of sales of certain products due to more stringent or new laws and regulations could adversely affect our business, financial condition and results of operations.

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

Product diversion is generally prohibited under our supplier contracts and we may be under a contractual obligation to stop selling to salons, salon professionals and other bulk purchasers who engage in product diversion. If we fail to stop diversion as required (including any known diversion of products sold through our Armstrong McCall franchisees), our supplier contracts could be adversely affected or even terminated. In addition, our investigation and enforcement of our anti-diversion policies may result in reduced sales to our customer base, thereby decreasing our revenues and profitability.

BSG's financial results are affected by the financial results of BSG's franchised-based business (Armstrong McCall).

BSG receives revenue from products purchased by Armstrong McCall franchisees. Accordingly, a portion of BSG's financial results is to an extent dependent upon the operational and financial success of these franchisees, including their implementation of BSG's strategic plans. If sales trends or economic conditions worsen for Armstrong McCall's franchisees, their financial results may worsen. When Armstrong McCall divests company-operated stores, Armstrong McCall is often required to remain responsible for lease payments for these stores to the extent that the relevant franchisees default on their leases. Additionally, if Armstrong McCall franchisees fail to renew their franchise agreements, or if Armstrong McCall fails to meet its obligations under its franchise agreements or vendor distribution agreements or is required to restructure its franchise agreements in connection with such renewal, it could result in decreased revenues for BSG or legal issues with our franchisees or vendors.

Our new Internet-based business may be unsuccessful or may cause internal channel conflict.

We recently began offering some of our beauty products for sale through our website (www.sallybeauty.com). Therefore we will now encounter risks and difficulties frequently experienced in Internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our Internet operations, our websites, and our software and other related operational systems. In addition, our new Internet-based business may conflict with the success of our Sally Beauty stores. For example, our Internet-based business may compete with our Sally Beauty stores for the same customers. Although we believe that our participation in both Internet-based and store-based sales is a distinct advantage for us due to synergies and the potential for new customers, customer conflicts between these offerings could create issues that have the potential to adversely affect our results of operations. For example, such conflict could cause some of our current or potential Internet customers to consider competing distributors of beauty products. These events could have an adverse effect on our business, financial condition and results of operations.

We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions.

In the past several years, we have completed several significant acquisitions. We intend to continue to pursue additional acquisitions in the future. Our business has in the past actively reviewed acquisition prospects that would complement our existing lines of business, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable acquisition candidates.

If suitable candidates are identified, sufficient funds may not be available to make such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, because we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt, the amount of equity that we can issue to make acquisitions or raise additional capital will be severely limited. We may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could be increased as a result of any acquisitions.

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

•
entering areas or channels in which we have limited or no prior experience; and

•
those related to general economic and political conditions, including legal and other barriers to cross-border investment in general, or by U.S. companies in particular.

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

Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively. However, we may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. There are several factors that could affect our ability to open and profitably operate new stores, including:

•
the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•
proximity to existing stores that may reduce new stores' sales or the sales of existing stores;

•
difficulties in adapting our distribution and other operational and management systems to an expanded network of stores;

•
the potential inability to obtain adequate financing to fund expansion because of our high leverage and limitations on our ability to issue equity under our credit agreements, among other things;

•
increased (and sometimes unanticipated) costs associated with opening stores in new international locations;

•
difficulties in obtaining any needed governmental and third-party consents, permits and licenses needed to operate additional stores; and

•
potential limitations on capital, expenditures which may be included in financing documents that we enter into.

A downturn in the economy may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of fiscal year 2007 continued and substantially increased during the fourth quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy. We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. A continued or protracted downturn in the economy could adversely impact consumer purchases of discretionary items such as beauty products and salon services, particularly in our electrical products category and in our full-service business. Factors that could affect consumers' willingness to make such discretionary purchases include general business conditions, levels of employment, interest rates and tax rates, the availability of consumer credit and consumer confidence in future economic conditions. During an economic downturn, consumer spending habits could be adversely affected and we could experience lower than expected net sales. In addition, a reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with unsold inventory. The occurrence of these events could have a material adverse effect on our business, financial condition and results of operations.

We cannot be certain that our ongoing cost control plans will continue to be successful.

Our business strategy depends, to a substantial degree, on continuing to control or reduce operating expenses. In furtherance of this strategy, we have engaged in ongoing activities to reduce or control costs. These activities include right-sizing the BSG business (including some targeted reductions-in-force) and maximizing the efficiency of our structure, including through the implementation of a capital spending program in fiscal years 2007 through 2009 to consolidate BSG warehouses and reduce administrative expenses related to BSG's distribution network optimization program. We cannot be certain that our efforts will result in the increased profitability, cost savings or other benefits that we expect, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect our intellectual property rights, specifically our trademarks, our ability to compete could be negatively impacted.

The success of our business depends to a certain extent upon the value associated with our intellectual property rights. We own certain trademark and brand name rights used in connection with our business including, but not limited to, "Sally," "Sally Beauty," "Sally Beauty Supply," "Sally ProCard," "BSG," "CosmoProf," "Armstrong McCall," "ion," "Salon Services," "Beauty Club" and "PROCLUB." We protect our intellectual property rights through a variety of methods, including trademarks which are registered or legally protected in the U.S., Canada and other countries throughout the world in which our business operates. We also rely on trade secret laws, in addition to confidentiality agreements with vendors, employees, consultants and others who have access to our proprietary information. While we intend to vigorously protect our trademarks against infringement, we may not be successful in doing so. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our intellectual property rights and trademarks are expected to continue to be substantial.

Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks.

Our ability to capitalize on growth in new international marketplaces and to grow or maintain our current level of operations in our existing international marketplaces is subject to risks associated with our international operations. These risks include: unexpected changes in regulatory requirements; trade barriers to some international marketplaces; economic and currency fluctuations in specific marketplaces; potential difficulties in enforcing contracts, protecting assets, including intellectual property, and collecting receivables in certain foreign jurisdictions; potential tax liabilities associated with repatriating funds from foreign operations; and difficulties and costs of staffing, managing and accounting for foreign operations.

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

As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. In particular, we have upgraded our financial reporting system and are currently upgrading our distribution systems (in connection with our capital spending program to consolidate warehouses, as discussed below) and implementing a new point-of-sale system for tracking customer sales. These and any other required upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. Since a significant portion of our systems are proprietary, our options are limited in seeking third-party help with the operation and upgrade of these systems. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our business, financial condition or results of operations.

The occurrence of one or more natural disasters or acts of terrorism could adversely affect our operations and financial performance.

The occurrence of one or more natural disasters or acts of terrorism could result in physical damage to one or more of our properties, the temporary closure of stores or distribution centers, the temporary lack of an adequate work force in an area, the temporary or long term disruption in the supply of products (or a substantial increase in the cost of those products) from some domestic or foreign suppliers, the temporary disruption in the delivery of goods to our distribution centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers.

If one or more natural disasters or acts of terrorism were to impact our business, we could, among other things, incur significantly higher costs and longer lead times associated with distributing products to stores. Furthermore, insurance costs associated with our business may rise significantly in the event of a large scale natural disaster or act of terrorism.

Our accounting and other management systems, controls and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject.

As an independent publicly-traded company, we are directly subject to reporting and other obligations under the Exchange Act. These reporting and other obligations place significant demands on the management and administrative and operational resources, including accounting resources, of us and our subsidiaries. As a public company, we incur significant legal, accounting, and other expenses. Under the SEC rules and regulations, as well as those of the New York Stock Exchange, we have significant compliance costs.

In addition, as a public company we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our Annual Report on Form 10-K our management's report on, and assessment of, the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of such internal controls. If we fail to properly assess and/or achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls are necessary to help prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our securities.

To comply with these requirements, we and our subsidiaries are continuously upgrading our systems, including our information technology systems, and are implementing additional financial and management controls, reporting systems and procedures. In particular, during fiscal year 2008 we upgraded our financial reporting system. These and any other required upgrades to our financial and management controls, reporting systems, information technology and procedures under the financial reporting requirements and other rules that apply to reporting companies, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of upgrades, or the impact on the reliability of our data from these upgrades will not have a material adverse effect on our business, financial condition or results of operations.

We are a holding company, with no operations of our own, and we depend on our subsidiaries for cash.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. We cannot assure you that the cash flow and earnings of our operating subsidiaries will be adequate for our subsidiaries to service their debt obligations. If our subsidiaries do not generate sufficient cash flow from operations to satisfy their obligations we may have to undertake alternative financing plans, such as refinancing or restructuring their debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

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

In connection with the Separation Transactions, certain of our subsidiaries, including Sally Holdings, incurred approximately $1,850.0 million in debt. As of September 30, 2008, we had an aggregate principal amount of approximately $1,825.3 million, including capital lease obligations, of outstanding debt, and a total debt to equity ratio of -2.60:1.00.

Our substantial debt could have important consequences to you. For example, it could:

•
make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;

•
limit our ability to obtain additional financing or raise even a small amount of equity capital for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes;

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of September 30, 2008, our senior credit facilities provided us commitments for additional borrowings of up to approximately $276.4 million under the asset-backed senior secured loan, or ABL facility, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we now face would increase and we may not be able to meet all our debt obligations. In addition, the agreements governing our senior credit facilities as well as the indentures governing our senior notes and senior subordinated notes, which we refer to collectively as the Notes, do not prevent us from incurring obligations that do not constitute indebtedness.

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

•
engage in certain transactions with affiliates; and

•
permit restrictions on Sally Holdings' subsidiaries' ability to pay dividends to Sally Holdings.

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

•
engage in certain transactions with affiliates; and

•
permit restrictions on Sally Holdings' subsidiaries' ability to pay dividends to Sally Holdings.

The restrictions in the indentures governing our Notes and the terms of our senior credit facilities may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that our subsidiaries, who are borrowers under these agreements, will be granted waivers or amendments to these agreements if for any reason they are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

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

A decrease in interest rates would increase our interest expense (due to one of our interest rate swaps) and could reduce our profitability.

In fiscal year 2007, we entered into four interest rate swap agreements, which we refer to as the "2007 Swap Agreements," with an aggregate notional amount of $500.0 million. These 2007 Swap Agreements relate to $500.0 million of the $1,070.0 million Term Loans A and B due in fiscal years 2013 and 2014, respectively, to manage our risk associated with changing interest rates. Please see Note 14 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data" of this Annual Report and "Item 7A—Quantitative & Qualitative Disclosure About Market Risk—Interest rate risk" for a discussion of interest rate swap agreements. We utilize interest rate swaps to manage our financial risk associated with changing interest rates and account for them under Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133. SFAS 133 requires that all derivatives be marked to market (fair value). While we do have other interest rate swap agreements which do qualify as hedges, the 2007 Swap Agreements do not qualify as hedges and therefore, the change in fair value of the interest rate swap agreements, which are adjusted quarterly, are recorded in net interest expense in the consolidated statements of earnings. The marked to market impact of the 2007 Swap Agreements on interest expense was an increase of approximately $4.6 million for fiscal year 2008. Our 2007 Swap Agreements with a notional amount of $150 million expire in November of 2008. Future changes in the fair value of the remaining swap agreement will continue to increase or decrease our interest expense and could have the potential to affect our profitability.

The Impairment of Other Financial Institutions Could Adversely Affect Us

We have exposure to different counterparties with regard to our interest rate swaps. These transactions expose us to credit risk in the event of default of our counterparty. We also have exposure to financial institutions used as depositories of our corporate cash balances. If our counterparties and financial institutions become impaired or insolvent, this could have serious consequences to our financial condition and results of operations.

Risks Relating to Our Separation from Alberto-Culver and Relating To Our Largest Stockholder

Our historical consolidated financial information contained in this Annual Report does not represent our future financial position, results of operations or cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a separate public company during the periods presented.

Our historical consolidated financial information for the periods prior to the Separation Transactions included in this Annual Report is not representative of our future financial position, results of operations or cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as an independent public company during the periods presented. This is primarily because:

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

We often rely upon Alberto-Culver for the accuracy and/or completeness of certain historical services and information provided to us when we were part of that company. For example, as the successor entity to Alberto-Culver after the separation, we rely upon the prior-year federal income tax returns of Alberto-Culver, and accounting methods established therein, for certain calculations that affect our U.S. federal income tax liability. We also rely upon Alberto-Culver for historical information related to our insurance programs and other benefits. There can be no assurance that our reliance upon the accuracy or completeness of historical information or services previously provided by them will not have an adverse impact on our business, financial condition and results of operations.

If the share distribution of Alberto-Culver common stock in the transactions separating us from Alberto-Culver did not constitute a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or if we became liable for additional taxes owed by Alberto-Culver, then we may be responsible for payment of significant U.S. federal income taxes.

The following discussion describes the risk that the share distribution of Alberto-Culver common stock in the Separation Transactions may have triggered significant tax liabilities for us, which could result in a material adverse effect on us. In connection with the share distribution of Alberto-Culver common stock in the separation, we received (i) a private letter ruling from the Internal Revenue Service, or IRS, and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. The private letter ruling and the opinion of counsel were based, in part, on assumptions and representations as to factual matters made by, among others, Alberto-Culver, us and representatives of Mrs. Carol L. Bernick, Mr. Leonard H. Lavin and certain of our other stockholders to whom we refer as the Lavin family stockholders, as requested by the IRS or counsel, which, if incorrect, could jeopardize the conclusions reached by the IRS and counsel. The private letter ruling also did not address certain material legal issues that could affect its conclusions, and reserved the right of the IRS to raise such issues upon a subsequent audit. Opinions of counsel neither bind the IRS or any court, nor preclude the IRS from adopting a contrary position.

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

For purposes of determining whether the distribution of Alberto-Culver common stock to our stockholders in connection with the Alberto-Culver share distribution is disqualified as tax-free to us under the rules described in the second preceding paragraph, any acquisitions by CDR Investors of our stock or the stock of Alberto-Culver within two years before or after the Alberto-Culver share distribution are presumed to be part of a plan, although the parties may be able to rebut that presumption. For purposes of this test, the acquisition by CDR Investors of 48% of our outstanding common stock on an undiluted basis that occurred in connection with the Separation Transactions will be treated as part of such a plan or series of transactions. Thus, a relatively minor additional change in the ownership of our common stock could trigger a significant tax liability for us under Section 355 of the Code.

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

Sales and/or acquisitions by the Lavin family stockholders of our common stock or Alberto-Culver common stock may adversely affect the tax-free nature of the share distribution of Alberto-Culver common stock in the Separation Transactions. First, with certain exceptions, sales by the Lavin family stockholders of our common stock or Alberto-Culver common stock at any time after the Separation Transactions might be considered evidence that the share distribution was used principally as a device for the distribution of earnings and profits, particularly if the selling stockholder were found to have an intent to effect such sale at the time of the share distribution. If the IRS successfully asserted that the share distribution was used principally as such a device, the share distribution would not qualify as a tax-free distribution, and thus would be taxable to us. Second, with certain exceptions, if any of the Lavin family stockholders had sold an amount of our common stock that it received in connection with the Separation Transactions (or to acquire additional shares of our common stock) within the two year period following completion of the Alberto-Culver share distribution, and that amount of stock, if added to the common stock comprising approximately 48% of our outstanding common stock on an undiluted basis that was acquired by CDR Investors were to equal or exceed 50% of our outstanding common stock, as determined under the Code and applicable Treasury regulations, a deemed acquisition of control of us in connection with the Alberto-Culver share distribution would be presumed. If this presumption were not rebutted, we would be subject to significant U.S. federal income tax liabilities, which, if not reimbursed by Alberto-Culver, would have a material adverse effect on us.

The voting power of our largest stockholder may discourage third party acquisitions of us at a premium.

CDRS, our largest stockholder, owns approximately 48% of our outstanding common stock on an undiluted basis. Pursuant to the stockholders agreement entered into by us, the CDR Investors and the Lavin family stockholders, which we refer to as the Stockholders Agreement, CDRS has designated five of our initial eleven directors, as well as the Chairman of our Board of Directors, and CDRS' rights to nominate certain numbers of directors will continue so long as it owns specified percentages of our common stock. The CDR Investors' ownership of approximately 48% of our common stock and their rights to nominate directors may have the effect of discouraging offers to acquire control of us and may preclude holders of our common stock from receiving any premium above market price for their shares that may otherwise be offered in connection with any attempt to acquire control of us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2. PROPERTIES

Substantially all of our store and warehouse locations are leased and our corporate headquarters and four warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and globally, as of September 30, 2008:

	Sally Beauty Supply		Beauty Systems Group
Location	Company-Operated	Franchise	Company-Operated	Franchise
United States (excluding Puerto Rico)	2,314	—	672	140
Puerto Rico	34	—	—	—
International:
United Kingdom	262	7	—	—
Belgium	23	4	—	—
Canada	27	—	88	—
France	13	—	—	—
Germany	31	—	—	—
Ireland	8	11	—	—
Japan	24	—	—	—
Mexico	82	—	—	29
Spain	2	2	—	—

Total International	472	24	88	29

Total Store Count	2,820	24	760	169

The following table provides locations for our significant offices and warehouses and corporate headquarters, as of September 30, 2008:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Columbus, Ohio	Warehouse	246,000	(1)
Denton, Texas	Corporate Headquarters	N/A	(1	)(2)
Denton, Texas	Warehouse	45,000	(2)
Jacksonville, Florida	Warehouse	237,000	(1)
Reno, Nevada	Warehouse	253,000	(1)
Leased Properties:
Benicia, California	Office, Warehouse	187,000	(2)
Blackburn, Lancashire, England	Warehouse	107,000	(1)
Thornliebank, Scotland	Office, Warehouse	94,000	(1)
Gent, Belgium	Office, Warehouse	83,000	(1)
Calgary, Alberta, Canada	Warehouse	62,000	(2)
Greenville, Ohio	Office, Warehouse	246,000	(2)
Clackamas, Oregon	Warehouse	104,000	(2)
Fresno, California	Warehouse	200,000	(2)
Mississauga, Ontario, Canada	Office, Warehouse	60,000	(2)
Spartanburg, South Carolina	Warehouse	100,000	(2)
Guadalupe, Nuevo Leon, Mexico	Warehouse	40,000	(1)
  (1)
  Sally Beauty Supply
  (2)
  BSG

 ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending against us or our subsidiaries, as of September 30, 2008. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

On February 25, 2008, we disclosed in a Current Report on Form 8-K that L'Oreal filed a lawsuit in the Superior Court of the State of California in and for the County of San Diego—Central Division naming, among others, SD Hair, Ltd. and Hair of Nevada, LLC (collectively, "SD Hair"), franchisees of our subsidiary Armstrong McCall division ("AMLP") of our BSG business unit, as defendants. The suit alleged, among other things, that SD Hair breached its franchise agreement with AMLP by diverting (selling) Matrix branded products to unauthorized buyers, and that L'Oreal is entitled to make claims against SD Hair under the franchise agreement as a third-party beneficiary of that agreement. The suit also alleged, among other issues, that SD Hair induced AMLP to breach its agreement to distribute Matrix branded products (the "Matrix Agreement") in some unspecified manner. L'Oreal's complaint against SD Hair was subsequently amended to delete the reference to AMLP's breach of the Matrix Agreement as one of the specific contractual relationships that SD Hair allegedly induced and caused to be breached. However, the amended complaint does not designate which distributors are at issue, and L'Oreal has not stated on the record whether it continues to allege that SD Hair induced and caused AMLP to breach the Matrix Agreement. As of November 10, 2008, neither we nor any of our subsidiaries (including AMLP) were a defendant in the lawsuit filed by L'Oreal. On March 24, 2008, however, SD Hair filed a cross-complaint in the same case naming AMLP and BSG as cross-defendants, seeking, among other things, i) declaratory relief from BSG and AMLP in the form of a judicial finding that SD Hair is not in breach of its franchise agreement and that L'Oreal has no rights as a third-party beneficiary to SD Hair's franchise agreement, and ii) injunctive relief in the form of a judicial order compelling AMLP and BSG to take appropriate legal action against L'Oreal to enforce SD Hair's claimed rights under AMLP's Matrix distribution agreement. We have answered the cross-complaint. No monetary relief is being sought by SD Hair.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange, Inc., or the NYSE, under the symbol "SBH." When-issued trading of our common stock commenced on November 13, 2006 and regular-way trading of our common stock commenced on November 17, 2006, the day after the Separation Transactions. Prior to the Separation Transactions, there was no established public trading market for our common stock. The following table sets forth the high and low closing sales prices of our common stock, as reported by the NYSE, during the fiscal year ended September 30, 2008 and the period from November 17, 2006 through September 30, 2007.

Quarter Ended	High	Low
Fiscal Year 2008:
September 30, 2008	$10.50	$6.25
June 30, 2008	$7.80	$5.64
March 31, 2008	$9.15	$6.25
December 31, 2007	$10.84	$7.27
Fiscal Year 2007:
September 30, 2007	$9.35	$7.12
June 30, 2007	$9.96	$8.65
March 31, 2007	$9.80	$7.48
November 17, 2006 to December 31, 2006	$10.35	$7.35

As of November 18, 2008, there were 1,494 stockholders of record of our common stock, and the closing price of our stock as reported by the NYSE was $3.46.

Dividends

In connection with the Separation Transactions on November 16, 2006, we distributed: (i) a share of common stock of New Aristotle Holdings, Inc. (subsequently renamed Alberto-Culver Company), and (ii) a special cash dividend of $25.00 to Alberto-Culver stockholders for each share of our common stock held as of the record date of the separation. Other than the distributions described above and distributions to Alberto-Culver, we have not declared or paid dividends at any time prior to the date of this Annual Report.

We currently anticipate that we will retain future earnings to support our growth strategy or to repay outstanding debt. We do not anticipate paying regular cash dividends on our common stock in the foreseeable future. Any payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions (including those present in our credit agreements) and general business conditions. We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Further, the terms of our subsidiaries' debt agreements significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. Finally, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us. Please see "Risk Factors—Risks Relating to Our Substantial Indebtedness" and Note 12 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data."

Performance Graph

The following illustrates the comparative total return among Sally Beauty, the Dow Jones Wilshire Specialty Retailers Index and the S&P 500 Index assuming that $100 was invested on November 17, 2006, the date regular-way trading of our common stock commenced and that dividends, if any, were reinvested for the fiscal year ending September 30, 2007 and 2008:

•
The Dow Jones Wilshire Specialty Retailers Index (NYSE: DWCSRT) is a comprehensive view of entities which are primarily in the retail sector in the U.S. Sally Beauty is one of the entities included in this index.

	11/17/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08
Sally Beauty Holdings, Inc.	100.00	99.24	116.92	114.50	107.51	115.14	87.79	82.19	109.41
S&P 500	100.00	103.33	103.99	110.52	112.77	109.01	98.71	96.02	87.98
DJ Wilshire Specialty Retailers	100.00	98.70	102.44	106.76	97.61	90.46	82.54	76.64	75.66

This data assumes that $100.0 was invested on November 16, 2006 in the Company's common stock and in each of the indexes shown and that all dividends are reinvested. The Company did not declare dividends during the period covered by this table. Stockholder returns shown should not be considered indicative of future stockholder returns.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Sally Beauty and its consolidated subsidiaries for the year ended September 30, 2008 and 2007, and of Sally Holdings, Inc. and its consolidated subsidiaries for the years ended September 30, 2006, 2005 and 2004 (in thousands, except per share data). Sally Holdings, Inc. was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed "Sally Holdings LLC," and became an indirect wholly owned subsidiary of our company in connection with the Separation Transactions. Sally Beauty was formed on June 16, 2006 in connection with the Separation Transactions. On November 16, 2006, the Company commenced regular-way trading on the NYSE as an independent company under the symbol "SBH."

	Year Ended September 30,
	2008	2007	2006	2005	2004
Results of operations information:
Net sales	$2,648,191	$2,513,772	$2,373,100	$2,254,307	$2,097,667
Cost of products sold and distribution expenses	1,413,597	1,360,025	1,286,329	1,227,307	1,146,814

Gross profit	1,234,594	1,153,747	1,086,771	1,027,000	950,853
Selling, general and administrative expenses(a)	903,146	857,276	798,211	768,847	703,528
Depreciation and amortization	48,533	42,605	38,032	33,906	24,619
Sales-based service fee charged by Alberto-Culver	—	3,779	28,852	27,615	26,051
Non-cash charge related to Alberto-Culver's conversion to one class of common stock(b)	—	—	—	4,051	27,036
Transaction expenses(c)	—	21,502	41,475	—	—

Operating earnings	282,915	228,585	180,201	192,581	169,619
Interest expense, net(d)	159,116	145,972	92	2,966	2,250

Earnings before provision for income taxes	123,799	82,613	180,109	189,615	167,369
Provision for income taxes	46,222	38,121	69,916	73,154	62,059

Net earnings	$77,577	$44,492	$110,193	$116,461	$105,310

Net earnings per share(e)
Basic	$0.43	$0.25	—	—	—
Diluted	$0.42	$0.24	—	—	—
Weighted average shares, basic	181,189	180,392	—	—	—
Weighted average shares, diluted	182,704	182,375	—	—	—
Operating data:
Number of retail stores (end of period):
Sally Beauty Supply	2,844	2,694	2,511	2,419	2,355
Beauty Systems Group	929	874	828	822	692

Total	3,773	3,568	3,339	3,241	3,047
Professional distributor sales consultants (end of period)	1,071	1,067	1,192	1,244	1,167
Same store sales growth(f):
Sally Beauty Supply	1.2%	2.7%	2.4%	2.4%	3.8%
Beauty Systems Group	6.9%	10.1%	4.1%	(0.6%)	8.5%
Consolidated	2.6%	4.5%	2.8%	1.8%	4.6%
Financial condition information (at period end):
Working capital	$367,198	$354,185	$479,107	$382,482	$377,708
Cash, cash equivalents and short-term Investments	99,788	38,272	107,571	38,612	68,003
Property, plant and equipment, net	156,260	154,068	142,735	149,354	125,810
Total assets	1,527,023	1,404,503	1,338,841	1,225,507	1,102,428
Long-term debt, including notes payable to affiliated companies	1,724,684	1,758,594	621	18,828	34,872
Stockholders' (deficit) equity	$(702,960)	$(767,710)	$1,005,967	$900,296	$786,163
(a)
We adopted SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), using the modified prospective method, effective October 1, 2005. Fiscal years 2008, 2007 and 2006 include share-based compensation of $10.2 million, $13.1 million and $5.2 million, respectively.

(b)
During fiscal year 2004, Alberto-Culver's board of directors approved the conversion of all then-outstanding Alberto-Culver shares of Class A common stock into Class B common stock. Fiscal years 2005 and 2004 include non-cash charges related to this conversion.

(c)
Fiscal year 2007 includes one-time charges associated with the Separation Transactions. Fiscal year 2006 includes one-time charges associated with the termination of an agreement with Regis. Please see Note 3 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data."

(d)
Interest expense after November 16, 2006 is primarily attributable to the debt incurred in connection with the Separation Transactions. Prior to the Separation Transactions, interest expense was attributable to notes payable to then-affiliates.

(e)
Weighted average shares for fiscal year 2007 was calculated from November 16, 2006 through September 30, 2007, which represents the actual number of days that shares of the Company's common stock were publicly traded. Net earnings per share were not calculated for fiscal years 2006 and 2005 since we were a wholly-owned subsidiary of Alberto-Culver. Please see Note 3 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data."

(f)
Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Sally Beauty Supply has begun selling some products through the internet during the past year. Internet sales for fiscal year 2008 were not significant and are not included in same store sales growth.

Prior to the Separation Transactions, we were a wholly owned subsidiary of Alberto-Culver. In connection with the Separation Transactions, on November 16, 2006 we distributed: (i) a share of common stock of New Aristotle Holdings, Inc. (subsequently renamed Alberto-Culver Company), and (ii) a special cash dividend of $25.00 to Alberto-Culver stockholders for each share of our common stock held as of the record date of the separation. Other than the distributions described above and distributions to Alberto-Culver, we have not declared or paid dividends at any time prior to the date of this Annual Report.

We do not anticipate paying regular cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain future earnings to support our growth strategy or to repay outstanding debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management's view of the financial condition, results of operations and cash flows of Sally Beauty and its consolidated subsidiaries, as of and for the fiscal years ended September 30, 2008 and 2007. The results of operations and cash flows for the fiscal year ended September 30, 2006 are of Sally Holdings, Inc. Sally Holdings, Inc. was a wholly owned subsidiary of Alberto-Culver until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed "Sally Holdings LLC," and became an indirect wholly-owned subsidiary of our company in connection with the Separation Transactions. Sally Beauty was formed on June 16, 2006 in connection with the Separation Transactions. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty, and for periods prior to the Separation Transactions, the audited consolidated financial statements of Sally Holdings, Inc., and the related notes included elsewhere in this Annual Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see "Cautionary Notice Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2008

•
Our net sales for the fiscal year ended September 30, 2008 increased $134.4 million, or 5.3%, to $2,648.2 million compared to the fiscal year ended September 30, 2007;

•
Our same store sales increased 2.6% for the fiscal year ended September 30, 2008 and contributed $51.5 million or 2.0%, to the net sales increase. This increase includes the anticipated lower sales of L'Oreal brand products in the first four months of fiscal year 2008, resulting from the changes in the L'Oreal distribution agreement as reported in fiscal year 2007;

•
Our consolidated gross profit for the fiscal year ended September 30, 2008 increased 7.0% to $1,234.6 million compared to $1,153.7 million for the fiscal year ended September 30, 2007. As a percentage of net sales, gross profit was 46.6% for the fiscal year ended September 30, 2008 compared to 45.9% for the fiscal year ended September 30, 2007;

•
Our consolidated operating earnings for the fiscal year ended September 30, 2008 increased $54.3 million, or 23.8%, to $282.9 million compared to $228.6 million for the fiscal year ended September 30, 2007. As a percentage of net sales, operating earnings were 10.7% for the fiscal year ended September 30, 2008 compared to 9.1% for the fiscal year ended September 30, 2007;

•
Sally Beauty Supply and BSG, opened 110 and 44 net new stores, respectively, in the fiscal year ended September 30, 2008;

•
In May 2008, we acquired Pro-Duo, N.V. ("Pro-Duo"), a 40-store beauty supply chain located in Belgium, France and Spain for €19.3 million (approximately $29.8 million plus incidental acquisition costs capitalized), subject to certain adjustments. We financed this acquisition substantially through borrowings under our ABL facility which we repaid during fiscal year 2008. We also assumed €3.0 million (approximately $4.7 million) of debt from Pro-Duo in connection with the acquisition;

•
During fiscal year 2008, we completed several other acquisitions within our BSG business unit including: (a) the acquisition of certain assets and the distribution rights in four states from two distributors of Goldwell/KMS products which we now distribute in 12 additional states; (b) the acquisition of certain assets and the distribution rights in California, Arizona and southern Nevada from a distributor of Joico and ISO products and (c) the acquisition of certain assets and distribution rights in a territory consisting of the entire state of Texas from two distributors of Paul Mitchell products;

•
We are in the process of completing our 2-year program to consolidate warehouses and reduce administrative expenses of the BSG segment and anticipate completion of the program in the first half of fiscal year 2009; and

•
On September 18, 2008, Sally Holdings borrowed $75.0 million under its existing $400 million revolving credit facility to increase its cash position in order to preserve its financial flexibility in light of the recent dislocation of the financial markets. We currently intend to repay these funds as economic conditions allow in the next twelve months. At September 30, 2008, we had $276.4 million available for additional borrowings under our ABL facility. Please see "Industry and Business Trends—Economic Conditions" and "Other Significant Items" below.

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,580 stores and supplied 193 franchised stores in North America as well as selected European countries and Japan, as of September 30, 2008. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with over 1,000 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the year ended September 30, 2008, our net sales and operating earnings were $2,648.2 million and $282.9 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2008, Sally Beauty Supply operated 2,820 company-operated retail stores and supplied 24 franchised stores acquired in the Salon Services acquisition (which is discussed in greater detail below under "—Recent Acquisitions"), 2,314 of which are located in the U.S. (with the remainder in the United Kingdom and certain other countries in Europe, Canada, Puerto Rico, Mexico and Japan). Sally Beauty Supply stores average 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 5,000 and 8,000 SKUs of beauty products and includes products for hair care, skin and nail care, beauty sundries and electrical appliances targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise. For the year ended September 30, 2008, Sally Beauty Supply's net sales and segment operating profit were $1,672.9 million and $285.2 million, respectively, representing 63.2% and 77.9% of our consolidated net sales and operating profit before unallocated corporate expenses, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of September 30, 2008, BSG had 760 company-operated stores, supplied 169 franchised stores and had a sales force of over 1,000 professional distributor sales consultants selling exclusively to salons and salon professionals in substantially all states in the U.S. and in portions of Canada, Mexico and certain European countries. BSG stores average 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG's large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. The product selection in BSG stores, ranging between 4,000 and 9,600 SKUs of beauty products, includes hair care and color, skin and nail care, beauty sundries and electrical appliances; targeting salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the year ended September 30, 2008, BSG's net sales and segment operating profit were $975.3 million and $80.9 million, respectively, representing 36.8% and 22.1% of our consolidated net sales and operating profit before unallocated corporate expenses, respectively.

Industry and Business Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in hair color, hair loss prevention and hair styling products, offset by lower sales of electrical products during periods of prolonged economic slowdown. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

•
High level of customer fragmentation.  The U.S. salon channel is highly fragmented with over 225,000 salons. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

•
Growth in booth renting and frequent stocking needs.  Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons. In addition, booth renters, who comprise a significant percentage of total U.S. salon professionals, are often responsible for purchasing their own supplies. Historically, booth renters have significantly increased as a percentage of total salon professionals and we expect this trend to continue. Given their smaller individual purchases and relative lack of financial resources, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like BSG and Sally Beauty Supply. These factors continue to drive demand for conveniently located professional beauty supply stores.

•
Increasing Use of Exclusive-Label Products.  We offer a broad range of private label and control label products, which we generally refer to collectively as "exclusive-label products." Private label products are brands for which we own or license the trademark and, in some instances, the formula. Control label products are brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. Generally, our exclusive-label products have higher gross margins than the leading third-party branded products and we believe this area offers potential growth. Please see "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

•
International Growth Strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations. In May 2008, we acquired Pro-Duo, N.V., a cash and carry retailer of both professional and retail hair products with approximately 40 stores located in Belgium, France and Spain. In February 2007, we acquired Chapelton 21 Limited, a private company based in Scotland with almost 100 stores located in the United Kingdom, Ireland, Germany, France and Spain, which we refer to as Salon Services. In June 2006, we acquired Salon Success, a United Kingdom-based distributor of professional beauty products with sales operations in the United Kingdom, Spain and the Netherlands. These acquisitions further our expansion plans in Europe and are a significant part of Sally Beauty Supply's international growth initiative. We intend to continue to identify and evaluate non-U.S. acquisition targets and are actively considering expansion into South America. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and to successfully pursue additional non-U.S. acquisitions may be affected by business, legal, regulatory and economic risks.

  Please see "Risk Factors—We may not be able to successfully identify acquisition candidates and complete desirable acquisitions," "If we acquire any businesses in the future they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations" and "Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks."

•
Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic value-added acquisitions. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in December 2006, our largest supplier, L'Oreal, moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L'Oreal also acquired distributors competing with BSG in the southeastern and west coast of the U.S. and a supplier that does not currently do business with BSG. As a result, L'Oreal directly competes with BSG in certain geographic areas. If L'Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that there will not be further loss of revenue over time by BSG (including within its franchise-based business) due to potential losses of additional L'Oreal-related products as well as from the increased competition from L'Oreal-affiliated distribution networks. Please see "Relationships with Suppliers" and "Risk Factors—The beauty products distribution industry is highly competitive and is consolidating, and—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

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

•
Favorable demographic and consumer trends.  The aging baby-boomer population is expected to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends in large part on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives for Sally Beauty Supply in an effort to expand our market reach or to respond to changing consumer preferences. For example, in fiscal year 2008 we signed an exclusive merchandising agreement in the U.S. and Canada for certain hair extension products promoting celebrity Paris Hilton in an attempt to enhance our appeal to a younger customer base in these geographic areas. If we are unable to anticipate and respond to trends in the market for beauty products and changing consumer demands, our business could suffer.

•
Economic conditions.  We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate. However, downturns in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations.

•
Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our structure. In fiscal year 2007, in response to the loss of L'Oreal related revenue discussed above, BSG's sales force was reduced and the remaining affected distributor sales consultants were offered certain compensation related incentives to stay with BSG as BSG has sought and continues to seek additional non-L'Oreal revenue. During fiscal year 2007, we began implementing a two-year capital spending program to consolidate warehouses and reduce administrative expenses related to BSG's distribution network optimization program. During the fiscal year 2008, project capital expenditures were approximately $14.0 million and related expenses were approximately $4.7 million, including depreciation expense. We believe that cost savings from this program could range between $8 million and $10 million in fiscal year 2009 and annualized savings of $10 million beginning in fiscal year 2010. Please see "Risk Factors—We are not certain that our ongoing cost control plans will continue to be successful."

•
Opening New Stores.  Our future growth strategy depends in part, on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S. based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively. However, we may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. Please see "Risk Factors—If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected."

•
Changes to our information technology systems.  As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. For example, in fiscal year 2008 we have upgraded our Lawson financial reporting system and implemented Customer Relationship Management, or CRM, programs for our Sally Beauty Supply stores and are currently upgrading our distribution information systems (in connection with our capital spending program to consolidate warehouses, as discussed above), upgrading our AS400 iSeries servers and implementing a new point-of-sale system for tracking customer sales. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations. Please see "Risk Factors—We may be adversely affected by any disruption in our information technology systems."

•
Relationships with suppliers.  We do not manufacture the brand name or exclusive-label products we sell, and instead purchase our products from manufacturers. We depend upon a limited number of manufacturers for a significant percentage of the products we sell, and our relationships with these suppliers change often. Please see "Relationships with Suppliers."

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

Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action.

Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. For example, during the second quarter of fiscal year 2007, Farouk Systems, Inc., or Farouk Systems, terminated its distribution agreement with us. Subsequently, effective July 2007, BSG stores and professional distributor sales consultants were once again given approval to distribute Farouk Systems products, with an expanded distribution area. In the first quarter of fiscal 2009, Farouk Systems again terminated its distribution agreement with us except through our Armstrong McCall franchisees. In December 2006, we announced the loss of certain L'Oreal distribution rights, including (among other things) distribution rights through our BSG distributor sales consultants and the loss of exclusive rights to distribute L'Oreal products in our BSG stores. These losses have resulted in margin pressure on BSG's remaining L'Oreal revenues, and this pressure is currently projected to continue into fiscal year 2009. As discussed above, L'Oreal has entered into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG due to potential losses of additional L'Oreal related products as well as from the increased competition from L'Oreal-affiliated distribution networks. BSG has entered into long-term agreements with L'Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L'Oreal professional products in its stores that it previously had exclusive rights to distribute in its stores and through its sales consultants. Armstrong McCall retained its exclusive rights to distribute Matrix professional products in its territories. Although we have focused on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights.

Please see "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

BSG continues to expand our product line offerings including Wella, Sebastian and Graham Webb into additional geographic areas for BSG stores and distributor sales consultants. Additionally, during fiscal years 2007 and 2008, our expansion of the BSG segment included the acquisition of certain assets, and the award of distribution rights, which allow us to distribute Goldwell/KMS products and Paul Mitchell products on an incremental basis in various areas, as well as a number of other brands. We expect to gain certain additional distribution rights over time through either further negotiations with suppliers, or by strategic acquisitions of existing distributors. Although we are focused on developing new revenue and cost management initiatives, there can be no assurance that our efforts will partially or completely offset any potential loss of distribution rights in the future. Please see "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

Recent Acquisitions

During the fiscal year ended September 30, 2008, we completed several acquisitions at an aggregate cost of $53.4 million, of which substantially all was allocated to intangible assets and goodwill. Generally, we funded these acquisitions with cash from operations as well as borrowings under our ABL facility. On May 7, 2008, we acquired Pro-Duo, a 40-store beauty supply chain located in Belgium, France and Spain, for €19.3 million (approximately $29.8 million plus incidental acquisition costs capitalized) subject to certain adjustments. This acquisition provided the Sally Beauty Supply segment with an expanded geographic footprint in continental Europe and was funded with cash from operations and borrowings on our ABL facility. We also assumed €3.0 million (approximately $4.7 million) of pre-acquisition debt of Pro-Duo in connection with the acquisition.

In February 2007, we acquired Chapelton 21 Limited, a private company based in Scotland, which we refer to as Salon Services. This acquisition provided the Sally Beauty Supply segment a strong European presence. We acquired Salon Services for an aggregate cash purchase price of approximately $57.8 million of which $30.0 million was allocated to goodwill and $17.6 million was allocated to identifiable intangible assets. Certain of our subsidiaries financed the purchase price through a draw down of approximately $57.0 million under our ABL facility. In addition, we extinguished approximately $3.9 million of pre-acquisition debt of Salon Services. Salon Services, through its direct and indirect subsidiaries supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the United Kingdom, Germany, Ireland and Spain.

In addition, during June 2006 we acquired Salon Success, a United Kingdom based distributor of professional beauty products in order to expand BSG's presence in the United Kingdom and expand the geographic area served by BSG into other portions of Europe. This acquisition enabled BSG to enter new markets in Europe, including the United Kingdom, Spain and the Netherlands and to expand its operations in Florida. The total purchase price, as adjusted pursuant to the terms of the purchase agreement, was approximately $23.2 million. In accordance with the purchase agreement, additional consideration of approximately $1.2 million has been paid pursuant to this agreement as of September 30, 2008.

Our Separation from Alberto-Culver

Our business historically constituted two operating segments within the consolidated financial statements of Alberto-Culver. On November 16, 2006, we separated from Alberto-Culver, pursuant to the Investment Agreement. As a result: (i) we own and operate the Sally Beauty Supply and BSG distribution businesses that were owned and operated by Alberto-Culver prior to the Separation Transactions; (ii) at the closing of the Separation Transactions, the stockholders of Alberto-Culver prior thereto became the beneficial owners of approximately 52% of our outstanding common stock on an undiluted basis and the CDR Investors, who in the aggregate invested $575.0 million in us, received an equity interest representing approximately 48% of our outstanding common stock on an undiluted basis; and (iii) Alberto-Culver continued to own and operate its consumer products business. In addition, in connection with the Separation Transactions, the Company, through subsidiaries Sally Investment Holdings LLC ("Investment Holdings") and Sally Holdings, incurred approximately $1,850.0 million of indebtedness by (i) drawing on our ABL facility in an amount equal to $70.0 million, (ii) entering into two term loan facilities (Term Loans A and B) in an aggregate amount of $1,070.0 million, and (iii) issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million.

We used approximately $2,342.1 million, a substantial portion of the proceeds of the investment by the CDR Investors and the debt incurrence, to pay a $25.00 per share special cash dividend to holders of record of our common stock, who were Alberto-Culver stockholders as of the record date for the Separation Transactions. In addition, pursuant to the Investment Agreement, we paid: (i) a transaction fee of $30.0 million to Clayton, Dubilier & Rice, Inc., the manager of both Clayton, Dubilier & Rice Fund VII, L.P., the sole member of CDRS, and Parallel Fund, (ii) approximately $1.1 million to CDRS in merger and transaction expenses incurred in connection with its investment in us, and the Separation Transactions and (iii) approximately $20.4 million to Alberto-Culver for its expenses incurred in connection with the Separation Transactions. Separately, we also paid approximately $58.5 million in third-party fees and expenses related to the debt financing incurred in connection with the Separation Transactions.

On November 16, 2006, pursuant to the terms of a separation agreement entered into in connection with the Separation Transactions, all cash, cash equivalents and short-term investments of us and our subsidiaries were transferred to Alberto-Culver other than $91.1 million, equal to the sum of $52.7 million plus an additional amount in connection with the sum of (i) an estimate of the amount needed to cover certain income taxes (as specified in a tax allocation agreement entered into in connection with the Separation Transactions); (ii) an amount determined pursuant to a formula intended to reflect the limitations placed on the number of shares of Sally Beauty that CDRS may acquire in order not to jeopardize the intended tax-free nature of the share distribution; and (iii) unpaid balances on certain specified liabilities of us, minus other specified transaction costs. In connection with the Separation Transactions, we became the parent company for all U.S. tax returns filed under the employer identification number of Alberto-Culver prior to the completion of the Separation Transactions. All intercompany receivables, payables and loans (other than trade payables and our portion of the transaction expenses described above) between us or any of our subsidiaries, on the one hand, and Alberto-Culver or any of its subsidiaries (other than us and our subsidiaries), on the other hand, were canceled prior to completion of the Separation Transactions. In addition, prior thereto, all intercompany agreements between us or any of our subsidiaries and Alberto-Culver or any of its subsidiaries were terminated, other than certain agreements specifically designated in the separation agreement to survive following the transactions.

Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no share-based compensation plans of its own; however, certain employees of the Company had been granted stock options and stock awards under share-based compensation plans of Alberto-Culver. Alberto-Culver treated the Separation Transactions as though they constituted a change in control for purposes of Alberto-Culver's stock options and stock awards. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of Alberto-Culver, including those held by our employees, became fully vested upon completion of the Separation Transactions. Due to the Separation Transactions, during the first quarter of fiscal year 2007 we recorded a charge of approximately $5.3 million, which represents the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for our employees vested over the original vesting periods. Upon completion of the Separation Transactions all outstanding Alberto-Culver stock options held by our employees became options to purchase shares of our common stock.

Credit Facilities

The Term Loans and the ABL facility are secured by substantially all of our assets, those of Investment Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The Term Loans may be prepaid at our option at any time without premium or penalty. Such facility is subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the Term Loans) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met. Additionally, the facility is subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

Our Notes are unsecured obligations of Sally Holdings and its co-issuer and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of Sally Holdings (other than the co-issuer). Our Notes carry optional redemption features whereby Sally Holdings has the option to redeem the Notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest and, thereafter, at par plus a premium declining ratably to par, plus accrued and unpaid interest.

Details of long-term debt (excluding capitalized leases) as of September 30, 2008 are as follows (dollars in thousands):

	Amount	Maturity dates (Fiscal Year)	Interest Rates
ABL facility	$75,000	2012	(i) PRIME and up to 0.50% or;
			(ii) LIBOR (a) plus (1.00% to 1.50%)
Term Loan A	135,000	2013	(i) PRIME plus (1.00% to 1.50%) or;
			(ii) LIBOR plus (2.00% to 2.50%)
Term Loan B	901,600	2014	(i) PRIME plus (1.25% to 1.50%) or;
			(ii) LIBOR plus (2.25% to 2.50%)
Other(b)	2,963	2009-2014	4.05% to 7.0%

Total	$1,114,563

Senior notes	$430,000	2015	9.25%
Senior subordinated notes	280,000	2017	10.50%

Total	$710,000

    (a)
    London Interbank Offered Rate ("LIBOR")

    (b)
    Represents pre-acquisition debt of Pro-Duo, N.V.

Other Information Related to the Separation Transactions

On November 17, 2006, and after giving effect to the conversion of the Class A common stock issued to the CDR Investors into our common stock, we had 180,050,492 shares of common stock issued and outstanding, and our common stock commenced regular way trading on the NYSE under the symbol "SBH."

References to our historical assets, liabilities, products, businesses or activities are generally intended to refer to the historical assets, liabilities, products, businesses or activities of Sally Holdings, Inc. as a wholly-owned subsidiary of Alberto-Culver prior to the Separation Transactions. The historical financial results of Sally Holdings, Inc. as part of Alberto-Culver contained herein do not reflect what the financial results of

Sally Holdings, Inc. would have been had it been operated as a subsidiary of our company during the periods presented. Please see "Risk Factors—Risks Relating to Our Business."

We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Further, the terms of our subsidiaries' debt agreements significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. Please see "Risk Factors—Risks Relating to Our Substantial Indebtedness" and Note 12 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data."

Other Significant Items

Interest Rate Swap Agreements

The Company, though Sally Holdings, utilizes interest rate swap agreements to manage its cash flow risk associated with changing interest rates as it relate to its Term Loans. We do not purchase or hold any derivative instruments for trading or speculative purposes. The counterparties are deemed to be of substantial resources and strong creditworthiness. However, these transactions do result in exposure to credit risks in the event of default by a counterparty. The current financial crisis affecting the banking systems and financial markets has resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity and, thus, we could be exposed to an increased level of counterparty risk. In the event that a counterparty defaults in its obligation under our interest rate swaps, we could incur substantial financial loss. At September 30, 2008, the aggregate fair market value of all our interest rate swaps was a net liability of $6.4 million.

Effective in November 2006, Sally Holdings entered into four interest rate swap agreements with an aggregate notional amount of $500.0 million. These interest rate swap agreements do not currently qualify as hedges and, therefore, the change in fair value of these interest rate swap agreements is recorded in net interest expense in the consolidated statements of earnings.

Additionally, effective in May 2008, Sally Holdings entered into two interest rate swap agreements with an aggregate notional amount of $300.0 million. These interest rate swap agreements are designated as effective hedges, consistent with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Adjustments to reflect the change in the fair values of these interest rate swap agreements are recorded in accumulated other comprehensive income until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any ineffectiveness is recognized in net interest expense in the consolidated statements of earnings. Please see "Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk" and Note 14 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data."

Termination of Spin/Merge Transaction with Regis Corporation

In January 2006, Alberto-Culver entered into an agreement with Regis Corporation, or Regis, pursuant to which our business was to be spun off to Alberto-Culver's stockholders by way of a tax-free distribution and, immediately thereafter, combined with a subsidiary of Regis in a tax-free stock-for-stock merger. In April 2006, Alberto-Culver and Regis terminated the merger negotiations. In connection with the terminated merger transaction, we and Alberto-Culver incurred transaction expenses, primarily the termination fee paid to Regis and certain legal and investment banking fees. The transaction expenses, including the termination fee, incurred by us were approximately $41.5 million ($27.2 million after applicable income taxes), and were expensed by us during the fiscal year 2006.

Share-Based Payments

For fiscal years 2008, 2007 and 2006, total share-based compensation cost charged against earnings was $10.2 million, $13.1 million and $5.2 million, respectively. Share-based compensation for fiscal year 2007 includes $5.3 million of accelerated expense related to the Separation Transactions. Share-based compensation for fiscal year 2008 and 2007 includes $3.1 million and $2.6 million, respectively, of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Omnibus Incentive Plan. For fiscal years 2008, 2007 and 2006, the total income tax benefit recognized in the consolidated statements of earnings from all share-based compensation plans in which our employees participate or participated was $2.5 million, $5.1 million and $1.8 million, respectively. The net balance sheet effect of recognizing stock option expense increased total stockholder's equity by $2.5 million, $5.1 million and $1.8 million for fiscal years 2008, 2007 and 2006, respectively, and resulted in the recognition of deferred tax assets of the same amount. Our consolidated statements of cash flows for fiscal years 2008, 2007 and 2006 reflect $0.5 million, $0.8 million and $0.6 million, respectively, of excess tax benefits from employee exercises of stock options as financing cash inflow. As of September 30, 2008, we had $10.9 million of unrecognized compensation expense related to non-vested stock option awards that is expected to be charged to expense over the weighted average period of 2.7 years and $2.1 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be charged to expense over the weighted average period of 3.8 years.

Prior to the Separation Transactions, we were a subsidiary of Alberto-Culver and had no share-based compensation plans of our own; however, certain of our employees had been granted stock options and restricted stock awards under share-based compensation plans of Alberto-Culver. The Separation Transactions constituted a change in control for purposes of Alberto-Culver's stock option and stock award plans. As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by our employees, became fully vested upon completion of the Separation Transactions on November 16, 2006. In addition, Alberto-Culver's stock option and stock award plans became our plans. Accordingly, in fiscal year 2007, we recorded a charge to expense equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods had these stock options and stock awards for our employees vested over the original vesting periods. Upon completion of the Separation Transactions, all outstanding Alberto-Culver stock options held by our employees became options to purchase shares of our common stock.

Effective October 1, 2005, we adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation expense related to Alberto-Culver stock options granted to employees of our business is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123(R). In accordance with the modified prospective method, the financial statements for fiscal years prior to 2006 have not been restated.

Results of Operations

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2008, 2007 and 2006 (in millions):

	Year Ended September 30,
	2008	2007	2006
Net sales	$2,648.2	$2,513.8	$2,373.1
Cost of products sold and distribution expenses	1,413.6	1,360.0	1,286.3

Gross profit	1,234.6	1,153.8	1,086.8
Total other operating costs and expenses	951.7	925.2	906.6

Operating earnings	282.9	228.6	180.2
Interest expense, net(a)	159.1	146.0	0.1

Earnings before provision for income taxes	123.8	82.6	180.1
Provision for income taxes	46.2	38.1	69.9

Net earnings	$77.6	$44.5	$110.2

    (a)
    For the fiscal years 2008 and 2007, net interest expense is primarily associated with debt incurred in connection with the Separation Transactions. Please see Note 12 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data."

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2008, 2007 and 2006, expressed as a percentage of net sales for the respective periods:

	Year Ended September 30,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	53.4%	54.1%	54.2%

Gross profit	46.6%	45.9%	45.8%
Total other costs and expenses	35.9%	36.8%	38.2%

Operating earnings	10.7%	9.1%	7.6%
Interest expense, net	6.0%	5.8%	0.0%

Earnings before provision for income taxes	4.7%	3.3%	7.6%
Provision for income taxes	1.8%	1.5%	3.0%

Net earnings	2.9%	1.8%	4.6%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Year Ended September 30,
	2008	2007(a)	2006
Net sales:
Sally Beauty Supply	$1,672,897	$1,569,088	$1,419,332
BSG	975,294	944,684	953,768

	$2,648,191	$2,513,772	$2,373,100

Gross Profit	$1,234,594	$1,153,747	$1,086,771
Gross profit margin	46.6%	45.9%	45.8%
Selling, general and administrative expenses	$903,146	$857,276	$798,211
Depreciation and amortization	$48,533	$42,605	$38,032
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$285,234	$272,034	$235,419
BSG	80,927	63,456	88,445

Segment operating profit	366,161	335,490	323,864
Unallocated expenses	(73,004)	(68,559)	(68,150)
Share-based compensation expense	(10,242)	(13,065)	(5,186)
Sales-based service fee charged by Alberto-Culver	—	(3,779)	(28,852)
Transaction expenses	—	(21,502)	(41,475)

Operating earnings	282,915	228,585	180,201
Interest expense, net of interest income	(159,116)	(145,972)	(92)

Earnings before provision for income taxes	$123,799	$82,613	$180,109

Segment operating profit margin:
Sally Beauty Supply	17.1%	17.3%	16.6%
BSG	8.3%	6.7%	9.3%
Consolidated operating profit margin	10.7%	9.1%	7.6%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	2,844	2,694	2,511
BSG	929	874	828

	3,773	3,568	3,339

Same store sales growth(b)
Sally Beauty Supply	1.2%	2.7%	2.4%
BSG	6.9%	10.1%	4.1%
Consolidated	2.6%	4.5%	2.8%
  (a)
  Certain amounts for prior fiscal years have been reclassified to conform to the current year's presentation.

  (b)
  Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Sally Beauty Supply has begun selling some products through the internet during the past year. Internet sales for fiscal year 2008 were not significant and are not included in same store sales growth.

Description of Sales and Expenses

Net Sales.    Our net sales consist primarily of the following:

•
Sally Beauty Supply.  Sally Beauty Supply generates net sales primarily by selling products through its stores to both professional and retail customers. Sally Beauty Supply sells hair care, hair color, skin and nail care products, electrical appliances and other beauty related accessories. Because approximately 41% of our Sally Beauty Supply product sales come from exclusive or control label brands, most of these same products are generally not available in most other retail stores or in our BSG business segment. Various factors influence Sally Beauty Supply's net sales including local competition, product assortment and availability, price, hours of operation and marketing and promotional activity. Sally Beauty Supply's product assortment and sales are generally not seasonal in nature.

•
Beauty Systems Group.  BSG generates net sales by selling products to salon professionals and independent stylists through company-operated and franchised stores as well as through its network of professional distributor sales consultants. BSG sells hair care, hair color products, skin and nail care products, electrical appliances and other beauty related accessories. These products are not sold directly to the general public and are generally not the same products as those sold in our Sally Beauty Supply stores. Various factors influence BSG's net sales, including product breadth and availability, competitive activity, relationships with suppliers, new product introductions and price. BSG's product assortment and sales are generally not seasonal in nature.

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

Transaction Expenses.    For fiscal year 2007, transaction expenses are costs associated with the Separation Transactions and are primarily payments to Alberto-Culver as defined in the separation agreements. In addition, we recognized severance costs for two executives and certain professional fees related to the Separation Transactions. For fiscal year 2006, transaction expenses are related to the termination of the agreement with Regis that called for us to merge with a subsidiary of Regis in a tax-free transaction. This proposed transaction was terminated in April 2006 and we expensed approximately $41.5 million ($27.2 million after income taxes) in termination fee and legal and investment banking fees associated with the terminated agreement.

Net Interest Expense.    Net interest expense includes the amortization of deferred debt issuance costs, and is stated net of interest income. For the fiscal years 2008 and 2007, net interest expense is primarily associated with debt incurred in connection with the Separation Transactions. Prior to the Separation Transactions, net interest expense was primarily attributable to notes with affiliates.

The Fiscal Year Ended September 30, 2008 compared to the Fiscal Year Ended September 30, 2007

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Fiscal Year Ended September 30,
	2008	2007(a)	Increase (Decrease)
Net sales:
Sally Beauty Supply	$1,672,897	$1,569,088	$103,809	6.6%
BSG	975,294	944,684	30,610	3.2%

Consolidated net sales	$2,648,191	$2,513,772	$134,419	5.3%

Gross profit:
Sally Beauty Supply	$858,375	$798,656	$59,719	7.5%
BSG	376,219	355,091	21,128	6.0%

Consolidated gross profit	$1,234,594	$1,153,747	$80,847	7.0%

Gross profit margin:
Sally Beauty Supply	51.3%	50.9%	0.4%
BSG	38.6%	37.6%	1.0%
Consolidated gross profit margin	46.6%	45.9%	0.7%
    (a)
    Certain amounts for prior fiscal years have been reclassified to conform to the current year's presentation.

Net Sales

Consolidated net sales increased $134.4 million, or 5.3% for the fiscal year ended September 30, 2008 compared to the fiscal year ended September 30, 2007. The significant factors causing the net sales increase were same store sales growth of 2.6%, which contributed approximately $51.5 million, or 2.0%; net sales from new stores (net of acquisitions) of approximately $45.0 million, or 1.8%; and $56.3 million, or 2.2%, in additional sales from acquired businesses; partially offset by a decrease in franchise store sales of approximately $15.7 million, or 0.6%, and in distributor sales consultant revenue of approximately $12.0 million, or 0.5%. These amounts are inclusive of approximately $18.4 million, or 0.7%, in positive impact from foreign exchange rates. Current period net sales were positively impacted by the introduction of new product lines during the fiscal year 2008 but negatively impacted by lower L'Oreal product sales of approximately $36.2 million due to the previously-disclosed contractual changes during fiscal year 2007.

Sally Beauty Supply.    Net sales for Sally Beauty Supply increased $103.8 million, or 6.6%, for the fiscal year ended September 30, 2008, compared to the fiscal year ended September 30, 2007. The significant factors causing the net sales increase were same stores sales growth of 1.2%, which contributed approximately $17.7 million, or 1.1%; net sales from 110 new stores (net of acquisitions) of approximately $26.6 million, or 1.7%; and $56.3 million, or 3.6%, in additional sales from acquired businesses. These sales are inclusive of approximately $8.0 million, or 0.5%, in positive impact from foreign exchange rates. Same store sales were positively impacted by continued growth of exclusive-label product sales and certain merchandise categories as well as an increase in promotional sales.

Beauty Systems Group.    Net sales for BSG increased $30.6 million, or 3.2% for the fiscal year ended September 30, 2008 compared to the fiscal year ended September 30, 2007. The significant factors causing the net sales increase were same store sales growth of 6.9%, which contributed approximately $33.8 million, or 3.6%; and net sales from 44 new stores of approximately $18.4 million, or 1.9%; partially offset by a decrease in franchise sales of approximately $15.7 million, or 1.7%, and in distributor sales consultant revenue of approximately $12.0 million, or 1.3%. These sales are inclusive of approximately $10.4 million, or 1.1%, in positive impact from foreign exchange rates. BSG net sales were positively impacted by the introduction of new product lines during the fiscal year 2008 but negatively impacted by lower L'Oreal product sales of approximately $36.2 million due to the previously-disclosed contractual changes during fiscal year 2007.

Gross Profit

Consolidated gross profit increased $80.8 million for the fiscal year ended September 30, 2008 as compared to the fiscal year ended September 30, 2007, principally due to increased sales volume resulting from acquisitions for Sally Beauty Supply and improved gross margins in both operating segments.

Sally Beauty Supply.    Sally Beauty Supply's gross profit increased $59.7 million for the fiscal year ended September 30, 2008 compared to the fiscal year ended September 30, 2007, principally as a result of increased unit sales volume and gross profit margin improvements across nearly all geographic areas. Sally Beauty Supply's gross profit as a percent of net sales increased to 51.3% for the fiscal year ended September 30, 2008, compared to 50.9% for the fiscal year ended September 30, 2007. This increase was principally the result of a shift in product mix including an increase in sales of exclusive-label products and other higher-margin products. This increase was partially offset by an increase in promotional initiatives in the U.S. and higher freight costs.

Beauty Systems Group.    BSG's gross profit increased $21.1 million for the fiscal year ended September 30, 2008 compared to the fiscal year ended September 30, 2007. This increase was principally as a result of increased unit sales volume offset in part by approximately $1.7 million of warehouse optimization costs, included in cost of products sold and distribution expenses. BSG's gross profit as a percentage of net sales increased to 38.6% for the fiscal year ended September 30, 2008 compared to 37.6% for the fiscal year ended September 30, 2007. This increase was due primarily to margin pressure from lower-margin products in our franchise-based business during the fiscal year ended September 30, 2007 that was not repeated during the fiscal year ended September 30, 2008 as well as a shift in sales mix during the fiscal year ended September 30, 2008, towards higher company-operated store sales volume (with higher gross profit margins as opposed to both franchise store and distributor sales consultants' sales), as well as the introduction of new product lines during the fiscal year 2008.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $45.9 million to $903.1 million for the fiscal year ended September 30, 2008, compared to $857.3 million for the fiscal year ended September 30, 2007. This increase was attributable principally to expenses directly associated with the increase in unit sales volume, increased expenses related to the opening of new stores and to acquired businesses. Selling, general and administrative expenses include approximately $2.4 million of warehouse optimization costs for the fiscal year ended September 30, 2008, and approximately $3.0 million and $5.2 million of BSG retention incentives for distributor sales consultants due to the L'Oreal contractual changes reported during fiscal year 2007 for the fiscal year ended September 30, 2008 and 2007, respectively. Most of the retention incentives related to the L'Oreal contractual changes have been expensed during 2007 and 2008 and are not expected to be significant during fiscal year 2009. Fiscal 2008 results also include professional fees incurred for a corporate reorganization project related to the rationalization of our various foreign subsidiaries. Selling, general and administrative expenses, as a percentage of net sales, were 34.1% for the fiscal years ended September 30, 2008 and 2007. The expense increases were partially offset by a $1.0 million decrease in expenses from the inclusion in the results, for the fiscal year ended September 30, 2007, of allocated overhead charges from Alberto-Culver prior to the Separation Transactions. There were no comparable charges during the fiscal year ended September 30, 2008.

Depreciation and Amortization

Consolidated depreciation and amortization increased $5.9 million to $48.5 million for fiscal year ended September 30, 2008, compared to $42.6 million for the fiscal year ended September 30, 2007. The increase was due primarily to the amortization of intangible assets associated with acquisitions and capital expenditures made to support unit growth of both operating segments.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee charged by Alberto-Culver was $3.8 million for the fiscal year ended September 30, 2007. The fiscal year ended September 30, 2008 had no comparable expenses as a result of the cancellation of this agreement in connection with the Separation Transactions.

Transaction Expenses

We recorded $21.5 million in expenses related to the Separation Transactions for the fiscal year ended September 30, 2007. These expenses were for fees allocated to us by Alberto-Culver for severance payments to certain former officers and for other professional fees related to the Separation Transactions. We did not incur any comparable expenses related to the Separation Transactions in the fiscal year ended September 30, 2008.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (in thousands):

	Fiscal Year Ended September 30,
	2008	2007(a)	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$285,234	$272,034	$13,200	4.9%
BSG	80,927	63,456	17,471	27.5%

Segment operating profit	366,161	335,490	30,671	9.1%
Unallocated expenses	(73,004)	(68,559)	4,445	6.5%
Share-based compensation expense	(10,242)	(13,065)	(2,823)	(21.6)%
Sales-based service fee charged by Alberto-Culver	—	(3,779)	(3,779)	(100.0)%
Transaction expenses	—	(21,502)	(21,502)	(100.0)%

Operating earnings	$282,915	$228,585	$54,330	23.8%
    (a)
    Certain amounts for prior fiscal years have been reclassified to conform to the current year's presentation.

Consolidated operating earnings increased $54.3 million, or 23.8%, to $282.9 million for the fiscal year ended September 30, 2008 compared to $228.6 million for the fiscal year ended September 30, 2007. Operating earnings, as a percentage of net sales, were 10.7% for the fiscal year ended September 30, 2008 compared to 9.1% for the fiscal year ended September 30, 2007. The increase in consolidated operating earnings was due primarily to increased gross profit by both operating segments as well as the non-recurrence of both $21.5 million of expenses related to the Separation Transactions and a sales-based service fee of $3.8 million charged by Alberto-Culver in the fiscal year ended September 30, 2007.

Sally Beauty Supply.    Sally Beauty Supply's segment operating earnings increased $13.2 million, or 4.9%, to $285.2 million for the fiscal year ended September 30, 2008 compared to $272.0 million for the fiscal year ended September 30, 2007. Segment operating earnings, as a percentage of net sales, were 17.1% for the fiscal year ended September 30, 2008 compared to 17.3% for the fiscal year ended September 30, 2007. The decrease in Sally Beauty Supply's segment operating earnings as a percentage of net sales was primarily a result of higher advertising costs of approximately $3.6 million.

Beauty Systems Group.    BSG's segment operating earnings increased $17.5 million, or 27.5%, to $80.9 million for the fiscal year ended September 30, 2008 compared to $63.4 million for the fiscal year ended September 30, 2007. Segment operating earnings, as a percentage of net sales, were 8.3% for the fiscal year ended September 30, 2008 compared to 6.7% for the fiscal year ended September 30, 2007. BSG's segment operating earnings were positively impacted by improvement in gross profit margins due to sales mix, as well as a lower growth rate in selling, general and administrative expenses. In addition, operating earnings were improved from the non-recurrence of certain consulting fees and expenses related to the L'Oreal contractual changes incurred for the fiscal year ended September 30, 2007. These improvements were offset, in part, by the operating expenses attributable to stores opened and businesses acquired as well as by warehouse optimization project expenses of $4.7 million (including depreciation) in the fiscal year ended September 30, 2008.

Unallocated expenses.    Unallocated expenses, which represent corporate costs that have not been charged to the operating segments, increased to $73.0 million, or by approximately $4.4 million, for the year ended September 30, 2008 compared to the year ended September 30, 2007. The increase was due primarily to higher payroll related costs to provide support for the growth in segment operations.

Share-based Compensation Expense    For the fiscal year ended September 30, 2008, total compensation cost charged against income for share-based compensation arrangements was $10.2 million compared to $13.1 million for the year ended September 30, 2007. The amounts for the fiscal year 2008 included $3.1 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement and, for the fiscal year 2007, $5.3 million of accelerated expense related to the Separation Transactions and $2.6 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement.

During the years ended September 30, 2008 and 2007, the Company granted to its employees and directors, approximately 2.8 million and 2.4 million stock options, respectively. Additionally, during fiscal years 2008 and 2007, the Company granted approximately 56,000 and 79,000 restricted stock units ("RSUs"), respectively, to certain of its non-employee directors under the 2007 Plan.

Sales-based Service Fee Charged by Alberto-Culver

The sales-based service fee charged by Alberto-Culver was $3.8 million for the fiscal year ended September 30, 2007. The fiscal year ended September 30, 2008 had no comparable expenses as a result of the cancellation of this agreement in connection with the Separation Transactions.

Transaction Expenses

We recorded $21.5 million in expenses related to the Separation Transactions for the fiscal year ended September 30, 2007. These expenses were for fees allocated to us by Alberto-Culver for severance payments to certain former officers and for other professional fees related to the Separation Transactions. We did not incur any comparable expenses related to the Separation Transactions in the fiscal year ended September 30, 2008.

Interest Expense, net

Interest expense, net of interest income of $0.7 million, was $159.1 million for the fiscal year ended September 30, 2008 compared to $146.0 million, net of interest income of $1.7 million, for the fiscal year ended September 30, 2007. The increase in interest expense was primarily attributable to the impact of interest associated with the debt incurred on November 16, 2006 which was outstanding for 47 less days in fiscal year 2007 than in fiscal year 2008. Net interest expense also reflects non-cash expense of $4.6 million and $3.0 million for the fiscal year ended September 30, 2008 and 2007, respectively, resulting from marked-to-market adjustments for certain interest rate swaps, as described in Note 12 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data."

Provision for Income Taxes

Provision for income taxes was $46.2 million during the fiscal year ended September 30, 2008 compared to $38.1 million for the fiscal year ended September 30, 2007 The effective tax rate is 37.3% for fiscal year 2008 compared to 46.1% for fiscal year 2007. The reduction in the estimated annual effective tax rate primarily relates to non-deductible costs related to the Separation Transactions included in the tax rate for the fiscal year 2007 and the reduced impact of permanent items on higher earnings and a reduction in foreign statutory tax rates for fiscal year 2008.

Net Earnings

As a result of the foregoing, consolidated net earnings increased $33.1 million to $77.6 million for the fiscal year ended September 30, 2008 compared to $44.5 million for the fiscal year ended September 30, 2007. Net earnings, as a percentage of net sales, were 2.9% for the fiscal year ended September 30, 2008 compared to 1.8% for the fiscal year ended September 30, 2007.

The Fiscal Year Ended September 30, 2007 compared to the Fiscal Year Ended September 30, 2006

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Fiscal Year Ended September 30,
	2007(a)	2006	Increase (Decrease)
Net sales:
Sally Beauty Supply	$1,569,088	$1,419,332	$149,756	10.6%
BSG	944,684	953,768	(9,084)	(1.0)%

Consolidated net sales	$2,513,772	$2,373,100	$140,672	5.9%

Gross profit:
Sally Beauty Supply	$798,656	$713,970	$84,686	11.9%
BSG	355,091	372,801	(17,710)	(4.8)%

Consolidated gross profit	$1,153,747	$1,086,771	$66,976	6.2%

Gross profit margin:
Sally Beauty Supply	50.9%	50.3%	0.6%
BSG	37.6%	39.1%	(1.5)%
Consolidated gross profit margin	45.9%	45.8%	0.1%
    (a)
    Certain amounts for prior fiscal years have been reclassified to conform to the fiscal year 2008 presentation.

Net Sales

Consolidated net sales increased $140.7 million, or 5.9%, to $2,513.8 million for fiscal year 2007 compared to $2,373.1 million for the same period in 2006. This increase was primarily the result of same store sales growth of 4.5%, the addition of 83 Sally Beauty Supply and 46 BSG stores during fiscal year 2007, and the acquisitions of Salon Services and Salon Success. Salon Services, which was acquired during the second quarter of 2007, contributed approximately $74.0 million of incremental revenue, and Salon Success, which was acquired during the third quarter of 2006, contributed approximately $21.4 million of incremental revenue during fiscal year 2007.

Sally Beauty Supply.    Net sales for Sally Beauty Supply increased $149.8 million, or 10.6%, to $1,569.1 million for fiscal year 2007 compared to $1,419.3 million for the same period in 2006. Net sales increased primarily due to a 5.2% increase resulting from the Salon Services acquisition, which contributed $74.0 million of net sales during fiscal year 2007, the opening of 83 net new stores over the last 12 months (excluding acquisitions) and a same store sales growth of 2.7%, which includes a decline in same store number of transactions. In addition, the effect of exchange rates contributed $13.0 million, or an increase in sales of 0.9%.

Beauty Systems Group.    Net sales for BSG decreased $9.1 million, or 1.0%, to $944.7 million for fiscal year 2007 compared to $953.8 million for the same period in 2006. Net sales for fiscal year 2007 were impacted by changes in the L'Oreal distribution agreement, resulting in the loss of approximately $80 million of sales of L'Oreal products compared to fiscal year 2006. BSG also experienced a decline in sales at its franchised-based business. These declines were mostly offset by same store sales growth of 10.1% and incremental sales of $21.4 million resulting from the acquisition of Salon Success, an increase in sales of non-L'Oreal brands and the addition of 46 new stores over the last 12 months (excluding acquisitions) and the effect of exchange rates. The effect of exchange rates contributed approximately $3.7 million or an increase in sales of approximately 0.4%.

Gross Profit

Consolidated gross profit increased $67.0 million, or 6.2%, to $1,153.8 million for fiscal year 2007 compared to $1,086.8 million for the same period in 2006. Consolidated gross profit, as a percentage of net sales, was 45.9% for fiscal year 2007 compared to 45.8% for the prior year period. Gross profit margins increased slightly during fiscal year 2007 due to higher gross profit margins at Sally Beauty Supply, partially offset by lower gross profit margins at BSG. Gross profit margins for Sally Beauty Supply increased, in part, because of a continued increase in sales of higher margin exclusive-label products, margin increases on certain products, and continued favorable changes in customer mix, partially offset by an increased weighting of revenues from our international business, where gross margins are typically lower than in the U.S. Gross profit margins for BSG declined, in part, because of the loss of the exclusive distributorship rights for L'Oreal products resulting in margin pressure on the remaining L'Oreal sales, the growth in sales of lower margin products to replace the lost L'Oreal sales, and margin declines at BSG's franchise-based business.

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

Transaction Expenses

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

Sally Beauty Supply.    Sally Beauty Supply's segment operating earnings increased $36.6 million, or 15.6%, to $272.0 million for fiscal year 2007 compared to $235.4 million for the same period in 2006. Segment operating earnings, as a percentage of net sales, was 17.3% for fiscal year 2007 compared to 16.6% for fiscal year 2006. Sally Beauty Supply operating earnings were positively impacted by additional earnings from the Salon Services acquisition, growth in the number of stores, same store sales increases along with sales growth in certain merchandise categories, operating expense controls, as well as a gross margin improvement. Operating earnings margins improvements at our Sally Beauty Supply U.S. based business were partially offset by a greater weighing of international based earnings that typically carry lower operating earnings margins.

Beauty Systems Group.    BSG's segment operating earnings decreased $25.0 million, or 28.3%, to $63.5 million for fiscal year 2007 compared to $88.4 million for the same period in 2006, in part, due to an increase of approximately $8.6 million in selling, general and administrative expenses related to the closure of a warehouse and expenses related to the realignment of its sales force, including expenditures related to the retention of certain professional distributor sales consultants, while also experiencing lower gross profit margins on a decreased sales volume. Sales volumes declined primarily as a result of certain L'Oreal sales as discussed earlier. Gross profit margins declined primarily as a result of the loss of L'Oreal related sales being partially replaced with lower margin products, margin declines on remaining L'Oreal product sales. BSG's franchise-based business also experienced a decline in profitability for fiscal year 2007. Segment operating earnings, as a percentage of net sales, was 6.7% for fiscal year 2007 compared to 9.3% for the same period in 2006.

Interest Expense, net

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

Financial Condition

September 30, 2008 Compared to September 30, 2007

Working capital (current assets less current liabilities) at September 30, 2008 was $367.2 million compared to $354.2 million at September 30, 2007, representing an increase of $13.0 million. The resulting ratio of current assets to current liabilities was 1.84 to 1.00 at September 30, 2008, compared to 1.99 to 1.00 at September 30, 2007. The increase in working capital reflects a $93.4 million increase in current assets partially offset by an $80.4 million increase in current liabilities. Current assets as of September 30, 2008 reflect an increase in inventory levels and an increase in cash and cash equivalents (please see "Liquidity and Capital Resources" below). The increase in current liabilities as of September 30, 2008 was primarily the result of an increase in current maturities of long-term debt.

Cash and cash equivalents increased $61.5 million, to $99.8 million at September 30, 2008, compared to September 30, 2007 due primarily to the proceeds of $75.0 million borrowed under the ABL revolving credit facility in September 2008 to increase our cash position in order to preserve our financial flexibility in light of the recent dislocation of the financial markets.

Inventories increased $28.8 million to $598.2 million at September 30, 2008, compared to $569.4 million at September 30, 2007 due primarily to purchases in connection with new and expanded BSG brands, the seeding of a new BSG warehouse and an increase in certain product lines for Sally Beauty Supply and inventory acquired in connection with acquisitions completed in fiscal year 2008.

Net property and equipment increased $2.2 million to $156.3 million at September 30, 2008, compared to $154.1 million at September 30, 2007. Of this increase, approximately $3.0 million was attributable to acquisitions, with the remainder due primarily to the opening of new stores and remodeling of existing facilities offset in part by depreciation expense.

Goodwill increased $18.3 million to $425.0 million at September 30, 2008, compared to $406.6 million at September 30, 2007, primarily due to acquisitions and the effect of changes in foreign exchange rates.

Intangible assets increased $14.9 million to $85.4 million at September 30, 2008, compared to $70.5 million at September 30, 2007, primarily due to acquisitions offset in part by amortization expense.

Other assets decreased $6.4 million to $54.7 million at September 30, 2008, compared to $61.1 million at September 30, 2007, primarily due to amortization of the costs associated with the fiscal year 2007 issuance of debt, which are being amortized as interest expense over the term of the debt.

Accounts payable decreased by $4.7 million to $172.0 million at September 30, 2008 from $176.7 million at September 30, 2007 due primarily to the timing of payments to vendors in connection with purchases of inventory and property plant and equipment. Accrued expenses increased by $0.9 million to $154.7 million at September 30, 2008 from $153.8 million at September 30, 2007 due primarily to the volume of business growth partially offset by lower interest payable.

Deferred income tax liabilities increased $7.1 million to $37.3 million at September 30, 2008, compared to $30.2 million at September 30, 2007. This increase was primarily due to differences between depreciation included for tax purposes versus depreciation included in our statements of earnings, the tax effect of deferred gains on certain interest rate swaps, and purchase accounting adjustments.

Stock options subject to redemption decreased to $5.9 million at September 30, 2008, compared to $6.5 million as of September 30, 2007, primarily due to exercises of these options.

Total stockholders' deficit decreased by $64.8 million as a result of net earnings of $77.6 million, $12.0 million in share-based compensation expense and the exercise of stock options in the fiscal year ended September 30, 2008 and a $1.0 million adjustment of a fiscal year 2007 distribution to Alberto- Culver; partially offset by accumulated other comprehensive loss of $25.8 million, mainly resulting from cumulative translation adjustments.

Additional paid-in capital increased as a result of share-based compensation expense and the exercise of stock options in the fiscal year September 30, 2008.

Accumulated other comprehensive income decreased to $8.7 million, at September 30, 2008, due to foreign currency translation adjustments of $26.6 million during fiscal year 2008; partially offset by deferred gains on hedged interest rate swaps of $0.8 million (net of income tax).

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

Following the completion of the Separation Transactions, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred primarily in connection with the Separation Transactions and from funding the costs of operations, working capital and capital expenditures. As a holding company, we depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings' ability to pay dividends to us. In addition, under Delaware law, the ability of each of Sally Holdings and its subsidiaries to make distributions to us will be limited to the extent: (i) of its surplus, or if there is no surplus, of its net earnings for the fiscal year in which the distribution is declared and/or the preceding fiscal year, if such subsidiary is a corporation; or (ii) the fair value of its assets exceeds its liabilities, in the case of Sally Holdings or such subsidiary that is a limited liability company. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. Please see "Risk Factors—Risks Relating to Our Business," and "—Risks Relating to Our Substantial Indebtedness."

During the fiscal year ended September 30, 2008, we made scheduled payments on our senior Term Loans in the aggregate amount of $16.7 million.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance capital expenditures, excluding acquisitions, over the next 12 months.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see "Risk Factors."

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness. The funds drawn on individual occasions during the fiscal year ended September 30, 2008 have varied in amounts of up to $75.0 million, with total amounts outstanding ranging from $2.3 million up to $99.3 million. The amounts drawn are generally outstanding for a short period of time and are generally paid down with cash provided by our operating activities.

Both in the U.S. and in certain European areas in which we operate the economic stress and the dislocation of the financial markets that began in late calendar year 2007 has continued and substantially increased in the recent months. Recently, concerns over inflation, energy costs, the availability and cost of credit, the conditions of the U.S. mortgage market and declining real estate prices in the U.S. have contributed to increased market volatility and diminished expectations about U.S. and the global economies and the financial markets going forward. These factors, combined with the volatility in oil prices, declining business and consumer confidence, and increases in unemployment rates, have precipitated an economic slowdown and fears of a potential recession on a global scale. On September 18, 2008, Sally Holdings borrowed $75.0 million under its existing $400 million ABL facility to increase its cash position in order to preserve its financial flexibility in light of the recent dislocation of the financial markets. We currently intend to repay these funds as economic conditions allow in the next twelve months. As of September 30, 2008, Sally Holdings had $276.4 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We may from time to time repurchase or otherwise retire our debt (through our subsidiaries) and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases of our Notes or other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, would be decided upon at the sole discretion of our Board of

Directors and will depend on market conditions, trading levels of the Company's debt from time to time, the Company's cash position and other considerations.

During the fiscal year ended September 30, 2008, we completed several small acquisitions at an aggregate cost of $53.4 million. Substantially all of the purchase price for these acquisitions was allocated to intangible assets and goodwill. Generally, we funded these acquisitions with cash from operations as well as borrowings under our ABL facility. On May 7, 2008, we acquired Pro-Duo, a 40-store beauty supply chain located in Belgium, France and Spain, for €19.3 million (approximately $29.8 million plus incidental costs capitalized) subject to certain adjustments. This acquisition provided the Sally Beauty Supply segment an expanded geographic footprint in continental Europe and was funded with cash from operations and borrowings on our ABL facility. We also assumed €3.0 million (approximately $4.7 million) of pre-acquisition debt of Pro-Duo in connection with the acquisition.

Historical Cash Flows

Our primary source of cash has been from funds provided by operating activities and, for fiscal years 2008 and 2007, from borrowings. The primary uses of cash during the past three years were for acquisitions and capital expenditures and, for fiscal year 2007, for the cash dividend paid in connection with the Separation Transactions. The following table shows our sources and uses of funds for the fiscal years ended September 30, 2008, 2007 and 2006 (in thousands):

	Fiscal Year Ended September 30,
	2008	2007	FY Change	2007	2006	FY Change
Cash provided by operating activities	$110,480	$192,336	$(81,856)	$192,336	$156,721	$35,615
Cash used by investing activities	(98,162)	(121,364)	23,202	(121,364)	(52,158)	(69,206)
Cash provided (used) by financing activities	48,069	(141,883)	189,952	(141,883)	(32,205)	(109,678)
Effect of foreign exchange rates	1,129	1,612	(483)	1,612	(3,399)	5,011

Net increase (decrease) in cash and cash equivalents	$61,516	$(69,299)	$130,815	$(69,299)	$68,959	$(138,258)

Cash Provided by Operating Activities

Net cash provided by operating activities, which excludes the effects of acquisitions, during the fiscal year ended September 30, 2008 decreased by $81.9 million to $110.5 million, compared to $192.3 million during the fiscal year ended September 30, 2007. The decrease was due primarily to an increase in cash used to purchase inventory of approximately $69.6 million as our inventory levels increased and a reduction in accounts payable and accrued expenses of $35.8 million. This decrease was offset, in part, by improved earnings for the fiscal year ended September 30, 2008 of approximately $33.1 million.

Net cash provided by operating activities during fiscal year 2007 increased by $35.6 million to $192.3 million, compared to $156.7 million during fiscal year 2006. The increase was primarily due to a reduction in cash used for inventory as we reduced our inventory levels, partially offset by lower net earnings due to interest expense.

Cash Used by Investing Activities

Net cash used by investing activities during the fiscal year ended September 30, 2008 decreased by $23.2 million to $98.2 million, compared to $121.4 million during the fiscal year ended September 30, 2007.

This decrease was due primarily to a reduction in cash used for acquisitions of $23.5 million (including approximately $29.8 million in connection with the acquisition of Pro-Duo in 2008 and approximately $57.7 million in connection with the acquisition of Salon Services in 2007) partially offset by proceeds from the sale of property and equipment in 2007 of $8.4 million.

Net cash used by investing activities during fiscal year 2007 increased by $69.2 million to $121.4 million, compared to $52.2 million during fiscal year 2006, primarily due to the acquisition of Salon Services, and capital expenditures for new stores and remodels of existing facilities. Included in fiscal year 2007 are proceeds from sale of property and equipment in the ordinary course of business of approximately $8.0 million.

Cash Provided (Used) by Financing Activities

Net cash provided by financing activities during the fiscal year ended September 30, 2008 increased by $190.0 million to $48.1 million, compared to cash used of $141.9 million during the fiscal year ended September 30, 2007. The increase was due primarily to the absence, during the fiscal year ended September 30, 2008, of distributions to Alberto-Culver and costs associated with the Separation Transactions (including debt issuance costs and the special cash dividend paid) during the fiscal year ended September 30, 2007. These increases were offset, in part, by the absence, during the fiscal year ended September 30, 2008, of equity contributions and proceeds from the issuance of debt in connection with the Separation Transactions during the fiscal year ended September 30, 2007.

Net cash used by financing activities during fiscal year 2007 increased by $109.7 million to $141.9 million, compared to $32.2 million during fiscal year 2006, primarily due to distributions to Alberto-Culver and costs associated with the Separation Transactions (including debt issuance costs and the special cash dividend paid) partially offset by equity contributions and proceeds from the issuance of debt.

Credit Facilities

In connection with the Separation Transactions, we, through our subsidiaries: (i) entered into the Term Loans in an aggregate amount of $1,070.0 million; (ii) issued senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million (the Notes); and (iii) entered into the $400.0 million ABL facility, subject to borrowing base limitations, of which approximately $70.0 million was drawn at closing, which resulted in the incurrence of aggregate indebtedness in connection with the Separation Transactions of approximately $1,850.0 million. Proceeds from this new debt and the $575.0 million equity investment by the CDR Investors were used to pay a $25.00 per share cash dividend to holders of record of Alberto-Culver shares as of the record date for the Separation Transactions. Please see "Risk Factors—Risks Relating to Our Substantial Indebtedness."

As of September 30, 2008, there were outstanding borrowings of $1,036.6 million under the Term Loans, at a weighted average interest rate of 5.32%, and outstanding borrowings of $710.0 million under the Notes, at a weighted average interest rate of 9.75%. In addition, we had $75.0 million outstanding borrowings under our ABL facility (please see "Liquidity and Capital Resources" above). As of September 30, 2008, we had $276.4 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business. These restrictions and limitations relate to:

•	disposal of assets	•	making investments (including joint ventures)
•	incurrence of additional indebtedness (including guarantees of additional indebtedness)	•	mergers, consolidations or sales of subsidiaries' assets
•	stock repurchase and distributions	•	ability of subsidiaries to pay dividends
•	certain debt prepayments and modifications	•	making acquisitions of all of the business or
•	liens on assets		assets of, or stock representing beneficial ownership of, any person

In addition, the ABL facility contains restrictions and limitations related to: (i) changing our line of business; (ii) changing our fiscal year; and (iii) creating or incurring negative pledges.

The Term Loans and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The Term Loans may be prepaid at our option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the Term Loans) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met. Additionally, the Term Loans are subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

The Term Loans contain a covenant requiring Sally Holdings and its subsidiaries to comply with maximum consolidated secured leverage ratio levels, which will decline over time. The consolidated secured leverage ratio will be tested quarterly, with a maximum ratio of 4.75 as of September 30, 2008. The consolidated secured leverage ratio is a ratio of (A) net consolidated secured debt to (B) Consolidated EBITDA as defined in the agreement underlying the Term Loans.

The ABL facility contains a covenant requiring Sally Holdings and its subsidiaries to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 in the event that availability under the ABL facility falls below $40.0 million. The fixed-charge coverage ratio is defined as the ratio of (A) EBITDA (as defined in the agreement underlying the ABL facility, or Credit Agreement EBITDA); less unfinanced capital expenditures to (B) fixed charges (as included in the definition of the fixed-charge coverage ratio in the agreement governing the ABL facility).

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

Failure to comply with the consolidated secured leverage ratio covenant under the Term Loans would result in a default under such facilities. Failure to comply with the fixed-charge coverage ratio covenant (if and when applicable) under the ABL facility would result in a default under such facility. Either default could also result in a default under the other facility or facilities, as the case may be, and the Notes. Absent a waiver or an amendment from our lenders and note holders, such defaults could permit the acceleration of all indebtedness under the ABL facility, the Term Loans and the Notes, which would have a material adverse effect on our results of operations, financial position and cash flows.

Consolidated EBITDA and Credit Agreement EBITDA are not recognized measurements under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating income or operating cash flow. In addition, because other companies may calculate EBITDA differently, Consolidated EBITDA and Credit Agreement EBITDA likely will not be comparable to EBITDA or similarly titled measures reported by other companies or reported by us in our quarterly earnings releases.

We believe that we are currently in compliance with the agreements and instruments governing our debt, including our financial covenants. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. Please see "Risk Factors—Risks Relating to Our Substantial Indebtedness."

Capital Requirements

For fiscal year 2008, we had total capital expenditures of approximately $45.6 million which were primarily to fund the addition of new stores; our warehouse optimization program; the remodel, expansion and relocation of existing stores in the ordinary course of our business and corporate projects. For fiscal year 2009, we anticipate total capital expenditures in the range of approximately $40.0 million to $45.0 million, excluding acquisitions. Capital expenditures will be primarily for the addition of new stores; the remodel, expansion or relocation of existing stores in the ordinary course of our business and corporate projects.

Contractual Obligations

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2008 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, including interest obligations(a)	$236,943	$310,292	$324,589	$1,708,066	$2,579,890
Operating leases(b)	120,984	184,411	96,366	57,307	459,068
Purchase obligations(c)	35,140	70,530	19,305	—	124,975
Other long-term obligations(d)	9,233	16,794	3,365	3,553	32,945

Total	$402,300	$582,027	$443,625	$1,768,926	$3,196,878

  (a)
  Long-term debt includes capital leases and future interest payments on debt facilities, based upon outstanding principal amounts and interest rates as of September 30, 2008.

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

Our assumptions with respect to the interest rates applicable to the Term Loans and the ABL facility are subject to changes that may be material. In addition, other future events could cause actual payments to differ materially from these amounts. Please see Note 14 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data" of this Annual Report and "Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk" for a discussion of interest rate swap agreements.

The majority of our operating leases are for Sally Beauty Supply and BSG stores, which typically are located in strip shopping centers. The use of operating leases allows us to expand our business to new locations without making significant up-front cash outlays for the purchase of land and buildings.

Off-Balance Sheet Financing Arrangements

At September 30, 2008 and 2007, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs, which totaled $12.1 million and $9.4 million, respectively.

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

Our critical accounting policies include but are not limited to the valuation of inventories, vendor concessions, retention of risk, income taxes and share-based payments.

Valuation of Inventories

When necessary, we adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Inventories are stated at the lower of cost (first in, first out method) or market (net realizable value). Estimates of the future demand for our products, age of the inventory and changes in stock-keeping units are some of the key factors used by our management in assessing the net realizable value of inventories. We estimate inventory shrinkage based upon our historical experience. Actual results differing from these estimates could significantly affect our inventories and cost of products sold and distribution expenses. Inventory shrinkage averaged approximately 1.0% of consolidated net sales in fiscal years 2008, 2007 and 2006.

Vendor Rebates and Concessions

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

Retention of Risk

Employee Health Insurance Liability

We maintain a largely self-funded program for healthcare benefits for employees who work for us on a full-time basis. We cover the majority of expenses associated with these benefits, other than payroll deductions and out-of pocket expenses paid by the employees. Payments for healthcare benefits below specified amounts (currently $350,000 per individual per year and $1,000,000 per individual for a lifetime maximum) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in claims incurred but not yet reported, and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2008 and 2007, we accrued an estimated liability relating to employee health insurance of $7.1 million and $6.1 million, respectively. Prior to the Separation Transactions, our employees were covered by healthcare plans provided by Alberto-Culver.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs of our employee healthcare benefits. Estimates of medical costs and trends in claims are some of the key factors used by our management in determining our employee health insurance liability. This liability could be significantly affected if actual results differ from management's expectations.

Workers' Compensation Liability, General Liability and Automobile and Property Liability

We maintain a large deductible insurance plan for workers' compensation liability, general liability and automobile and property liability loss exposures. We base our estimates of ultimate liability on an actuarial analysis performed by an independent third party actuary. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2008 and 2007, our balance sheet included an estimated liability related to the deductible and retention limits of approximately $16.5 million and $10.7 million, respectively. Prior to the Separation Transactions, we were covered by the workers' compensation, general liability and automobile and property liability plans provided by Alberto-Culver.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our workers' compensation, general liability and automobile and property liability insurance coverage. Changes in estimates occur over time due to such factors as claims incidence and severity of injury or damages. Our liabilities could be significantly affected if actual results differ from management's expectations or actuarial analyses.

The change in the self-insurance liability was as follows (in thousands):

	Year Ended September 30,
	2008	2007
Balance at beginning of period	$18,663	$1,955
Self-insurance expense	46,511	41,723
Transfer from Alberto-Culver	—	3,621
Payments, net of employee contributions	(39,759)	(28,636)

Balance at end of period	$25,415	$18,663

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

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. We believe that it is more likely than not that our results of operations in the future will generate sufficient taxable income to realize our deferred tax assets, net of the valuation allowance currently recorded. In the future, if we determine that certain deferred tax assets will not be realizable, the related adjustments could significantly affect our effective tax rate at that time. The estimated tax benefit of an uncertain tax position is recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

Share-Based Payments

Effective October 1, 2005, we adopted SFAS 123(R) using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS 123(R). We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. For fiscal years 2008, 2007 and 2006, total compensation cost charged against income and included in selling, general and administrative expenses, for share-based compensation arrangements was $10.2 million, $13.1 million and $5.2 million, respectively.

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical exercise trends. We estimate expected volatility by using an industry group that we belong to since it is not practicable to estimate the expected volatility due to our lack of trading history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue at the date of the grant for the expected life of the stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. We have based all these estimates on our assumptions as of September 30, 2008. Our estimates for future periods may be based on different assumptions and accordingly may differ.

Recent Accounting Pronouncements

We are currently assessing any potential effect of the pronouncements discussed below on our consolidated financial statements.

In June 2008, the FASB Emerging Issues Task Force reached consensus on Emerging Issues Task Force Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits ("EITF 08-3"). Under EITF 08-3, lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be expensed. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In April 2008, the FASB issued Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets ("FAS 142-3"). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations ("SFAS 141R") and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity's financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 ("SFAS 160"), which requires, among other things, that the noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary's equity be reported as a component of equity separate from the parent's interest and that net income or loss attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. In addition, purchases and sales of equity interest that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for annual periods on or after December 15, 2008. Early application is not permitted.

In December 2007, the FASB issued SFAS 141R. Among other things, SFAS 141R generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their "full fair values" on the acquisition date. This practice replaces the practice, under predecessor SFAS 141: Business Combinations, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values. SFAS 141R further requires that acquisition-related costs be recognized separately from the related acquisition. SFAS 141R is effective for business combinations consummated in annual periods beginning on or after December 15, 2008. Early application is not permitted.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. In September 2008, the FASB and the Securities and Exchange Commission staff issued joint guidance on issues related to fair value measures during the current period of volatile market conditions. On October 10, 2008, the FASB issued Staff Position FAS No. 157-3 ("FAS 157-3"), Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active. FAS 157-3 is effective upon issuance.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. In September 2008, the FASB and the Securities and Exchange Commission staff issued joint guidance on issues related to fair value measures during the current period of volatile market conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. For fiscal year 2008, 2007 and 2006, approximately 18%, 16% and 11%, respectively, of our sales were made in currencies other than the U.S. dollar. Fluctuations in U.S. dollar exchange rates within the range of the rates for fiscal years 2008, 2007 and 2006 did not have a material effect on our financial condition and results of operations. We currently have no derivative financial instruments intended to manage foreign currency exchange rate risk.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the Term Loans and the ABL facility. Based on the approximately $1.1 billion of borrowings under the Term Loans and the ABL facility as of September 30, 2008, a change in the estimated applicable interest rate up or down by 1/8% will increase or decrease earnings before provision for income taxes by approximately $1.3 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. In addition, pursuant to the agreement underlying our Term Loans we and/or certain of our other subsidiaries hedge a portion of our floating interest rate exposure for a specified period as more fully described below. We do not purchase or hold any derivative instruments for speculative or trading purposes.

Effective November 24, 2006, we entered into four interest rate swap agreements with an aggregate notional amount of $500.0 million. These agreements expire between November 24, 2008 and November 24, 2009. The agreements allow us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest rates ranging from 7.19% to 7.498%. These interest rate swap agreements do not currently qualify as hedges and, therefore, the change in the fair value of these interest rate swap agreements, which are adjusted quarterly, are recorded in net interest expense in the Company's results of operations. As discussed in Part I, "Item 1A. Risk Factors" above, changes in the fair value of these interest rate swap agreements are mainly driven by interest rate changes and will increase or decrease our net interest expense and may therefore affect our earnings.

Effective May 27, 2008, we entered into two additional interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million). These agreements expire on May 31, 2012 and allow us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest ranging from 5.818% to 6.090%. These agreements are designated as effective hedges, consistent with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Adjustments to reflect the change in the fair values of these interest rate swap agreements, which are adjusted quarterly, are recorded in accumulated other comprehensive income until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any ineffectiveness of these interest rate swaps is recognized in earnings.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Please see "Index to Financial Statements" which is located on page 84 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Background.    Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K sets forth the attestation report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the KPMG attestation report for a more complete understanding of the topics presented.

Controls Evaluation and Related CEO and CFO Certifications.    Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Annual Report. This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation.    The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls.    Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2008, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of September 30, 2008 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Attestation Report of Registered Public Accounting Firm.    Please refer to KPMG's Attestation Report Management's Report on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 84 of this Annual Report.

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

ITEM 9B. OTHER INFORMATION

        None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of this Annual Report on Form 10-K is incorporated by reference to our Proxy Statement related to the 2009 Annual Meeting of Shareholders under the headings "Proposal 1—Election of Directors," "Executive Officers of the Registrant," "Information Regarding Corporate Governance, the Board, and Its Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Report of the Audit Committee."

The Board of Directors has adopted: (i) Corporate Governance Guidelines and a (ii) Code of Business Conduct and Ethics that apply to directors, officers and employees. Copies of these documents and the committee charters are available on our website at www.sallybeautyholdings.com and are available in print to any person, without charge, upon written request to our Vice President of Investor Relations. We intend to disclose on our website at www.sallybeautyholdings.com any substantive amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to these individuals or persons performing similar functions.

On and effective October 23, 2008, the Board of Directors of the Company amended and restated the Company's Second Amended and Restated Bylaws. The following is a summary of changes effected by the adoption of the Third Amended and Restated Bylaws, which is qualified in its entirety by reference to the Third Amended and Restated Bylaws filed as Exhibit 3.1 hereto, or the amended Bylaws.

Section 1.06 of the Company's Second Amended and Restated Bylaws set forth the procedures for advance notice of stockholder proposals for other business to be considered at an annual meeting or special meeting of stockholders. The Company's amended Bylaws now clarify that (1) the advance notice provisions of Section 1.06 apply to stockholder proposals relating to nominations for the election of directors by stockholders and (2) the procedures for advance notice of nominations for the election of directors and any other business to be considered at an annual or special meeting of the Company is separate and distinct from the procedures related to requests to include stockholder proposals in the Company's proxy statement pursuant to Rule 14a-8 of the Securities Exchange Act of 1934. Additionally, Section 1.06 of the amended Bylaws expands the information required to be provided by the stockholder making a proposal, including information about persons controlling, or acting in concert with, such stockholder and information about any hedging activities engaged in by them.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement related to the 2009 Annual Meeting of Shareholders under the headings "Information on the Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement related to the 2009 Annual Meeting of Shareholders under the heading "Ownership of Securities."

 EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of September 30, 2008, about our common stock that may be issued under all of our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders	8,567,530	$7.73	6,530,817
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,567,530	$7.73	6,530,817
(1)
Includes options issued and available for exercise and shares available for issuance under the following plans: the Alberto-Culver Employee Stock Option Plan of 2003, the 2003 Alberto-Culver Restricted Stock Plan, the Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, and the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan. We have 3,591,083, 160,000, 105,000 and 4,711,447 remaining shares available for issuance under each of these plans, respectively.

(2)
Includes approximately 808,204, 564,500, 4,688 and 5,153,425 shares that are available for issuance pursuant to restricted stock or other full value awards under these plans, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement related to the 2009 Annual Meeting of Shareholders under the headings "Information Regarding Corporate Governance, the Board, and Its Committees," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement related to the 2009 Annual Meeting of Shareholders under the headings "Proposal 2—Ratification of Selection of Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  Documents filed as part of this Annual Report:

(a)   Financial Statements and Financial Statement Schedules

Please see "Index to Financial Statements" which is located on page 84 of this Annual Report.

(b)   Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

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

3.2	Third Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated October 23, 2008, which is incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 23, 2008.
4.1
Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated by reference from Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.2
First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on December 22, 2006
4.3
Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.4
First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007
4.5
Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.6
First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007
4.7
Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.8
Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 22, 2006

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
10.4
Employee Matters Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.3 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
10.5
First Amendment to the Employee Matters Agreement, dated October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.4 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
10.6
Second Amendment to the Employee Matters Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated by reference from Exhibit 10.02 to the Company's Current Report on Form 8-K filed on October 30, 2006
10.7
Support Agreement, dated as of June 19, 2006, among CDRS Acquisition LLC, Alberto-Culver Company, New Sally Holdings, Inc. and the stockholders party thereto, which is incorporated by reference from Exhibit 10.10 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006
10.8
Support Agreement, dated as of June 19, 2006, among CDRS Acquisition LLC, Alberto-Culver Company, New Sally Holdings, Inc. and Howard B. Bernick, which is incorporated by reference from Exhibit 10.11 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006
10.9
Termination Agreement, dated as of June 18, 2006, among Alberto-Culver Company, Sally Holdings, Inc. and Gary G. Winterhalter, which is incorporated by reference from Exhibit 10.9 to the Current Report on Form 8-K filed by Alberto-Culver Company on June 22, 2006
10.10
Form of First Amendment to the Termination Agreement with Gary G. Winterhalter, which is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 29, 2007
10.11
Form of Amended and Restated Severance Agreement for Executive Officers (Gary G. Winterhalter, Michael G. Spinozzi, John R. Golliher, W. Richard Dowd, Bennie L. Lowery, Raal H. Roos) effective as of October 3, 2008, which is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 6, 2008
10.12	Form of Indemnification Agreement with Directors, which is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2006
10.13	Sally Beauty Holdings, Inc. Independent Director Compensation Policy, which is incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2007

10.14	Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated by reference from Exhibit 10.16 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007
10.15
Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, which is incorporated by reference from Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007
10.16
Alberto-Culver Company 2003 Restricted Stock Plan, which is incorporated by reference from Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007
10.17	Sally Beauty Holdings, Inc. Annual Incentive Plan, which is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2008
10.18	Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 3, 2007
10.19
Form of Stock Option Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference form Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.20
2007 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 27, 2007
10.21
2007 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.22
2007 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated by reference form Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.23	2009 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan*
10.24	2009 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan*
10.25	2009 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan*
10.26
Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of November, 2008.

SALLY BEAUTY HOLDINGS, INC.
By:	/s/ GARY G. WINTERHALTER Gary G. Winterhalter President, Chief Executive Officer and Director
By:	/s/ MARK J. FLAHERTY Mark J. Flaherty Senior Vice President and Chief Financial Officer
By:	/s/ JANNA S. MINTON Janna S. Minton Vice President, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES G. BERGES James G. Berges	Chairman of the Board and Director	November 20, 2008
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Director	November 20, 2008
/s/ MARSHALL E. EISENBERG Marshall E. Eisenberg	Director	November 20, 2008
/s/ KENNETH A. GIURICEO Kenneth A. Giuriceo	Director	November 20, 2008
/s/ ROBERT R. MCMASTER Robert R. McMaster	Director	November 20, 2008
/s/ WALTER METCALFE Walter Metcalfe	Director	November 20, 2008
/s/ JOHN A. MILLER John A. Miller	Director	November 20, 2008
/s/ MARTHA MILLER DE LOMBERA Martha Miller de Lombera	Director	November 20, 2008
/s/ EDWARD W. RABIN Edward W. Rabin	Director	November 20, 2008
/s/ RICHARD J. SCHNALL Richard J. Schnall	Director	November 20, 2008

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements
Years ended September 30, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited Sally Beauty Holdings, Inc.'s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sally Beauty Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sally Beauty Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sally Beauty Holdings, Inc. (prior to November 16, 2006, Sally Holdings, Inc.) and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of earnings, cash flows and stockholders' (deficit) equity for each of the years in the three-year period ended September 30, 2008, and our report dated November 19, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 19, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. (prior to November 16, 2006, Sally Holdings, Inc.) and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of earnings, cash flows and stockholders' (deficit) equity for each of the years in the three-year period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sally Beauty Holdings, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sally Beauty Holdings, Inc.'s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 19, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 19, 2008

 Consolidated Financial Statements

The following consolidated balance sheets as of September 30, 2008 and 2007 and the financial statements for the fiscal years ended September 30, 2008 and 2007 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries. The financial statements for the fiscal year ended September 30, 2006 are those of Sally Holdings, Inc. and its consolidated subsidiaries. Sally Holdings, Inc. was a wholly-owned subsidiary of Alberto-Culver Company ("Alberto-Culver") until November 16, 2006 when it was converted to a Delaware limited liability company, was renamed "Sally Holdings LLC" and became an indirect wholly-owned subsidiary of our company in connection with the separation of our business from Alberto-Culver. Sally Beauty Holdings, Inc. was formed on June 16, 2006 in connection with the separation of our business from Alberto-Culver.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2008 and 2007
(In thousands, except par value data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$99,788	$38,272
Trade accounts receivable, less allowance for doubtful accounts of $2,702 and $2,564 at September 30, 2008 and 2007, respectively	44,481	51,409
Other receivables	22,692	22,194
Inventories	598,195	569,404
Prepaid expenses	19,748	15,639
Deferred income tax assets	20,742	15,269

Total current assets	805,646	712,187
Property and equipment, net of accumulated depreciation of $243,185 and $215,826 at September 30, 2008 and 2007, respectively	156,260	154,068
Goodwill	424,963	406,623
Intangible assets, net of accumulated amortization of $18,203 and $11,904 at September 30, 2008 and 2007, respectively	85,434	70,505
Other assets	54,720	61,120

Total assets	$1,527,023	$1,404,503

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$100,601	$17,147
Accounts payable	171,962	176,660
Accrued expenses	154,708	153,826
Income taxes	11,177	10,369

Total current liabilities	438,448	358,002
Long-term debt	1,724,684	1,758,594
Other liabilities	23,711	18,828
Deferred income tax liabilities	37,256	30,240

Total liabilities	2,224,099	2,165,664
Stock options subject to redemption	5,884	6,549
Stockholders' deficit:
Common stock, $0.01 par value. Authorized 400,000 shares; 181,812 and 181,259 shares issued and 181,516 and 180,909 shares outstanding at September 30, 2008 and 2007, respectively	1,815	1,809
Additional paid-in capital	622,511	610,513
Retained deficit	(1,335,975)	(1,414,554)
Accumulated other comprehensive income	8,689	34,522

Total stockholders' deficit	(702,960)	(767,710)

Total liabilities and stockholders' deficit	$1,527,023	$1,404,503

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

 SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended September 30, 2008, 2007 and 2006
(In thousands, except per share data)

	2008	2007	2006
Net sales	$2,648,191	$2,513,772	$2,373,100
Cost of products sold and distribution expenses	1,413,597	1,360,025	1,286,329

Gross profit	1,234,594	1,153,747	1,086,771
Selling, general and administrative expenses	903,146	857,276	798,211
Depreciation and amortization	48,533	42,605	38,032
Sales-based service fee charged by Alberto-Culver	—	3,779	28,852
Transaction expenses	—	21,502	41,475

Operating earnings	282,915	228,585	180,201
Interest expense, net(a)	159,116	145,972	92

Earnings before provision for income taxes	123,799	82,613	180,109
Provision for income taxes	46,222	38,121	69,916

Net earnings	$77,577	$44,492	$110,193

Net earnings per share:(b)
Basic	$0.43	$0.25	N/A

Diluted	$0.42	$0.24	N/A

Weighted average shares:(c)
Basic	181,189	180,392	N/A

Diluted	182,704	182,375	N/A

  (a)
  Interest expense is net of interest income of $0.7 million, $1.7 million and $1.8 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

  (b)
  Net earnings per share were not calculated for fiscal year 2006 because, until November 16, 2006, the Company was a wholly-owned subsidiary of Alberto-Culver. Please see Note 3 for information about the separation from Alberto-Culver.

  (c)
  Weighted average shares for fiscal year 2007 was calculated from November 16, 2006 through September 30, 2007, which represents the actual number of days that shares of the Company's common stock were publicly traded.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended September 30, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Cash Flows from Operating Activities:
Net earnings	$77,577	$44,492	$110,193
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,533	42,605	38,032
Share-based compensation expense (net of deferred tax benefit of $2,514, $5,106 and $1,815 in 2008, 2007 and 2006, respectively)	7,728	7,959	3,371
Amortization of deferred financing costs	8,469	7,407	—
Excess tax benefit from share-based compensation	(451)	(780)	—
Net loss on disposal of leaseholds and other property	116	1,820	1,615
Deferred income taxes	3,057	4,441	2,360
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	7,629	2,297	(2,324)
Other receivables	(1,152)	359	(1,468)
Inventories	(29,527)	40,035	(40,859)
Prepaid expenses	(4,634)	(2,417)	1,237
Other assets	61	(1,005)	(242)
Accounts payable and accrued expenses	(11,176)	24,582	38,443
Income taxes	(1,471)	8,793	—
Due from Alberto-Culver	—	463	13,017
Other liabilities	5,721	11,285	(6,654)

Net cash provided by operating activities	110,480	192,336	156,721

Cash Flows from Investing Activities:
Capital expenditures	(45,576)	(53,345)	(30,342)
Proceeds from sale of property and equipment	288	8,395	596
Acquisitions, net of cash acquired	(52,874)	(76,414)	(22,412)

Net cash used by investing activities	(98,162)	(121,364)	(52,158)

Cash Flows from Financing Activities:
Change in book cash overdraft	1,633	(6,515)	(10,269)
Proceeds from issuance of long-term debt	527,735	2,204,625	571
Repayments of long-term debt	(482,685)	(430,012)	(826)
Proceeds related to notes with affiliated companies	—	—	15,230
Payments related to notes with affiliated companies	—	—	(31,880)
Debt issuance costs	—	(58,541)	—
Equity contributions	—	575,000	—
Equity issuance costs	—	(42,378)	—
Proceeds from exercises of stock options	935	1,717	—
Excess tax benefit from share-based compensation	451	780	—
Special cash dividend paid	—	(2,342,148)	—
Distributions to Alberto-Culver	—	(44,411)	(5,661)
Excess tax benefit from exercises of Alberto-Culver stock options	—	—	630

Net cash provided (used) by financing activities	48,069	(141,883)	(32,205)

Effect of foreign exchange rate changes on cash and cash equivalents	1,129	1,612	(3,399)

Net (decrease) increase in cash and cash equivalents	61,516	(69,299)	68,959
Cash and cash equivalents, beginning of year	38,272	107,571	38,612

Cash and cash equivalents, end of year	$99,788	$38,272	$107,571

Supplemental Cash Flow Information:
Cash paid for:
Interest	$150,060	$111,336	$2,339
Income taxes	$46,973	$42,732	$63,922

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

 SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' (Deficit) Equity
Years ended September 30, 2008, 2007 and 2006
(In thousands)

	Number of Shares	Dollars
	Common Stock Outstanding	Common Stock Outstanding	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Stockholders' (Deficit) Equity
Balance at September 30, 2005	1	$—	$63,884	$822,980	$13,432	$900,296

Net earnings	—	—	—	110,193	—	110,193
Foreign currency translation	—	—	—	—	2,851	2,851

Total comprehensive income						113,044
Tax benefit from exercises of Alberto-Culver stock options	—	—	630	—	—	630
Distributions to Alberto-Culver		—	—	(5,661)	—	(5,661)
Vesting of share-based compensation		—	5,186	—	—	5,186
Stock options subject to redemptions	—	—	(7,528)	—	—	(7,528)

Balance at September 30, 2006	1	—	62,172	927,512	16,283	1,005,967

Net earnings	—	—	—	44,492	—	44,492
Foreign currency translation	—	—	—	—	18,239	18,239

Total comprehensive income						62,731
Adjustment to stockholder contribution	—	—	1,067	—	—	1,067
Retirement of common stock	(1)	—	(1)	1	—	—
Distributions to Alberto-Culver	—	—	—	(44,411)	—	(44,411)
Stock issued in connection with separation including equity contribution	180,050	1,801	573,199	—	—	575,000
Equity issuance costs	—	—	(42,378)	—	—	(42,378)
Special cash dividend	—	—	—	(2,342,148)	—	(2,342,148)
Vesting of share-based compensation	—	—	13,065	—	—	13,065
Stock issued for stock options	859	8	3,389	—	—	3,397

Balance at September 30, 2007	180,909	1,809	610,513	(1,414,554)	34,522	(767,710)

Net earnings	—	—	—	77,577	—	77,577
Deferred gains on interest rate swaps, net of income taxes	—	—	—	—	793	793
Foreign currency translation	—	—	—	—	(26,626)	(26,626)

Total comprehensive income						51,744
Adjustment to distributions to Alberto-Culver	—	—	—	1,002	—	1,002
Vesting of share-based compensation	70	—	10,241	—	—	10,241
Tax benefit from exercises of stock options	—	—	162	—	—	162
Stock issued for stock options	537	6	1,595	—	—	1,601

Balance at September 30, 2008	181,516	$1,815	$622,511	$(1,335,975)	$8,689	$(702,960)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries ("Sally Beauty" or "the Company") sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores, in the U.S., Puerto Rico, Mexico, Canada, Japan, the United Kingdom and certain other countries in Europe. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group ("BSG") store operations and a commissioned direct sales force that calls on salons in the U.S., Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern U.S. and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. ("Armstrong McCall"). Certain beauty products sold by BSG and Armstrong McCall are sold through exclusive territory agreements with the manufacturers of the products.

In November 2006, the stockholders of Alberto-Culver approved a plan to separate its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies. As more fully discussed in Note 3, the separation was completed on November 16, 2006 (the "Separation Transactions") and was effected pursuant to an investment agreement dated as of June 19, 2006 (the "Investment Agreement") among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, Inc. ("Sally Holdings") and CDRS Acquisition LLC ("CDRS"). Sally Holdings was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006, when it was converted to a Delaware limited liability company, was renamed "Sally Holdings LLC," and became an indirect wholly-owned subsidiary of Sally Beauty. Sally Beauty was formed on June 16, 2006, and became the accounting successor company to Sally Holdings, Inc. upon the completion of the Separation Transactions.

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements of our business prior to November 16, 2006 have been prepared from financial statements and accounting records maintained by Alberto-Culver and reflect assumptions and allocations made by Alberto-Culver. The historical consolidated financial statements may not necessarily be indicative of the financial position that would have existed or the results of operations or cash flows that would have resulted if the Company had been operated as an unaffiliated entity.

All references in these notes to "management" are to the management of Sally Beauty. All references in these notes to "the Company" are to Sally Beauty and, prior to November 16, 2006, to Sally Holdings, Inc.

2. Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year's presentation.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the financial statements. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

All highly liquid investments purchased by the Company from time to time which have an original maturity of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates market value. Also included in cash equivalents are proceeds due from customer credit and debit card transactions, which generally settle within two to five days, and were approximately $6.8 million and $10.9 million at September 30, 2008 and 2007, respectively.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, trade and other accounts receivable, accounts payable, interest rate swap agreements and long-term borrowings.

The carrying amounts of cash and cash equivalents, trade and other accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The aggregate fair value of all interest rate swap agreements held at September 30, 2008 was a net liability of $6.4 million, consisting of $0.5 million included in accrued expenses, $7.2 million included in other liabilities and $1.3 million included in other assets; and a liability of approximately $3.0 million at September 30, 2007 included in other liabilities. Fair value amounts reported for the swap agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions.

The fair value of the Company's long-term borrowings was approximately $1,676.1 million and $1,759.3 million at September 30, 2008 and 2007. The fair values of the Company's long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

Derivative Instruments and Hedging Activities

The Company utilizes interest rate swap agreements to manage its cash flow exposure associated with changing interest rates in connection with its term loan obligations and accounts for them in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"). The Company does not purchase or hold any derivative instruments for speculative or trading purposes. Certain interest rate swap agreements owned by the Company at September 30, 2008 are designated as effective cash flow hedges and adjustments to reflect the change in their fair values, which are adjusted quarterly, are recorded, net of income tax, in accumulated other comprehensive income until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in SFAS 133, is recognized in net interest expense in the consolidated statements of earnings. Certain other interest rate swap agreements owned by the Company at September 30, 2008 are not designated as hedges and adjustments to reflect changes in their fair values, which are adjusted quarterly, are recorded in net interest expense.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of investments in cash equivalents and accounts receivable. The Company invests from time to time in securities of financial institutions with high-credit quality. Accounts receivable are generally diversified due to the high number of entities comprising the Company's customer base and their dispersion across diverse geographical regions. The Company believes no significant concentration of credit risk exists with respect to its investments in cash equivalents and its accounts receivable.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the values invoiced to customers and do not bear interest. Trade accounts receivable are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts requires management to estimate future amounts of receivables to be collected. Management records allowances for doubtful accounts based on historical collection data and current customer information. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

In the consolidated statements of earnings, bad debt expense is included in selling, general and administrative expenses. The Company's exposure to credit risk with respect to trade receivables is mitigated by the Company's broad customer base and their dispersion across diverse geographical regions.

Other Receivables

Other receivables consist primarily of amounts expected to be received from vendors under various contractual agreements. Other receivables are recorded at the amount management estimates will be collected.

Inventories

Inventories consist primarily of beauty supplies and related accessories and salon equipment for sale in the normal course of our business and are stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market (net realizable value). When necessary, the Company adjusts the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Estimates of the future demand for the Company's products, age of the inventory and changes in stock keeping units ("SKUs") are some of the key factors used by management in assessing the net realizable value of inventories. The Company estimates inventory shrinkage based on historical experience. Inventory shrinkage averaged approximately 1.0% of consolidated net sales in fiscal years 2008, 2007 and 2006.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on estimated useful lives of the respective classes of assets and is reflected in depreciation and amortization expense in the consolidated statements of earnings. Buildings and building improvements are depreciated over periods ranging from five to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals determined to be reasonably assured. Furniture, fixtures and equipment are depreciated over periods ranging from three to ten years. Expenditures for maintenance and repairs are expensed as incurred while expenditures for major renewals and improvements are capitalized. Upon

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts.

Lease Accounting

The Company's lease agreements for office space, retail stores and warehouse/distribution facilities are accounted for as operating leases. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date the Company takes possession of the property to begin preparation of the site for occupancy to the end of the lease term, including renewal options determined to be reasonably assured. Certain leases provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability along with the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Certain lease agreements to which the Company is a party provide for tenant improvement allowances. Such allowances are recorded as deferred lease credits, included in accrued expenses and other liabilities, as appropriate, on the balance sheet and amortized on a straight-line basis over the lease term (including renewal options determined to be reasonably assured) as a reduction of rent expense; which is generally consistent with the amortization period used for the constructed leasehold improvement asset.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to depreciation or amortization, are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no significant impairments in the current or prior fiscal years presented in the accompanying financial statements.

Goodwill and Other Intangibles

Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Goodwill is reviewed for impairment annually, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Management considers whether there has been a permanent impairment to the value of goodwill and other intangibles by evaluating if various factors, including current operating results, anticipated future results and cash flows, and market and economic conditions, indicate possible impairment. Based on the annual reviews performed, after taking into account the recent economic downturn in certain geographies in which we operate, there was no impairment in the current or prior fiscal years presented.

Other intangibles with indefinite lives include trade names and certain distribution rights. Other intangible assets subject to amortization include customer relationships, certain distribution rights and non-competition agreements, and are amortized over periods of one to ten years. The weighted average amortization period is approximately four years.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Deferred Financing Costs

Expenses incurred with the issuance of long-term debt are capitalized and amortized over the life of the related debt agreements on a straight line-basis or by using the effective interest method. These capitalized expenses are recorded on the consolidated balance sheet as other assets.

Insurance/Self-Insurance Programs

The Company retains a substantial portion of the risk related to certain of its workers' compensation, general and auto liability and property damage insurable loss exposure. Predetermined loss limits have been arranged with insurance companies to limit the Company's exposure per occurrence and aggregate cash outlay. Certain of our employees and their dependents are also covered by a self-insurance program for healthcare benefit purposes, up to a certain maximum lifetime limit. Currently these self-insurance costs, less amounts recovered through payroll deductions and certain out-of-pocket amounts in connection with the employee healthcare program, are funded by the Company. The Company maintains an annual stop-loss insurance policy for the healthcare benefits plan.

The Company records an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date, which includes both claims filed and estimated losses incurred but not yet reported. The Company estimates the ultimate cost based on an analysis of historical data and actuarial estimates. Workers' compensation, general and auto liability and property damage insurable loss liabilities are recorded at the estimate of their net present value, while healthcare plan liabilities are not discounted. These estimates are reviewed on a regular basis to ensure that the recorded liability is adequate. The Company believes the amounts accrued at September 30, 2008 and 2007 are adequate, although actual losses may differ from the amounts provided.

Advertising Costs

Advertising costs relate mainly to print, radio and television advertisements and trade shows and are expensed either as incurred or the first time the advertisement is run. Advertising costs were approximately $50.6 million, $49.2 million and $49.1 million in the fiscal years ended September 30, 2008, 2007 and 2006, respectively, and are included in selling, general and administrative expenses in the consolidated statements of earnings.

Vendor Rebates and Concessions

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109 deferred income taxes are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

estimated to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statements of earnings in the period of enactment. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount expected to be realized unless it is more-likely-than-not that such assets will be realized in full. The estimated tax benefit of an uncertain tax position is recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

Effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 ("FIN 48"). The adoption of FIN 48 did not require a change to the Company's liability for unrecognized tax benefits and had no impact on the Company's opening balance of retained deficit. Please see Note 16 for additional information.

Foreign Currency

The functional currency of each of the Company's foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date, while the results of operations are translated using the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders' equity. Foreign currency transaction gains or losses are included in the consolidated statements of earnings when incurred and were not significant in any of the periods presented in the accompanying financial statements.

Net Earnings Per Share

Basic net earnings per share is calculated by dividing net earnings by the weighted average number of shares outstanding. For the fiscal year 2007, the weighted average shares were calculated from November 16, 2006 through September 30, 2007, which represents the actual number of days that shares of the Company's common stock were publicly traded. Diluted net earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

Revenue Recognition

The Company recognizes revenue when a customer consummates a point of sale transaction in a store. The cost of sales incentive programs, such as customer and consumer coupons, are recognized as a reduction of revenue at the time of sale. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis, and are excluded from revenue. The Company also recognizes revenue on merchandise shipped to customers when title and risk of loss pass to the customer. Appropriate provisions for sales returns and cash discounts are made at the time the sales are recorded. Sales returns and allowances averaged approximately 2.3% of net sales over each of the past three fiscal years.

Cost of Products Sold and Distribution Expenses

Cost of products sold and distribution expenses include actual product costs, the cost of transportation to the Company's distribution centers and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. All other shipping and handling costs are included in selling, general and administrative expenses.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Shipping and Handling

Shipping and handling costs related to freight and distribution expenses for delivery to customers are included in selling, general and administrative expenses in the consolidated statements of earnings and amounted to $35.8 million, $38.3 million and $41.9 million for the fiscal years 2008, 2007 and 2006, respectively.

Share-Based Compensation

The Company accounts for stock option and stock awards, which include share-based payment plans in accordance with SFAS 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"). Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

Effective October 1, 2005, the Company adopted SFAS 123(R) using the modified prospective method. Under this method, compensation expense related to stock options granted to the Company employees was recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS 123(R).

Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107, Share-Based Payment, requires public companies to apply the rules of Accounting Series Release No. 268 ("ASR 268"), Presentation in Financial Statements of Redeemable Preferred Stocks, to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions, which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders' equity. Share-based compensation plans that were previously under Alberto-Culver stock option plans granted stock options to Company employees with a contingent cash settlement provision upon the occurrence of certain change in control events. As such, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the Company or Alberto-Culver. In accordance with ASR 268, the Company reported $5.9 million and $6.5 million in "Stock options subject to redemption" outside of stockholders' (deficit) equity on its consolidated balance sheet as of September 30, 2008 and 2007, respectively. This amount will be reclassified back into additional paid-in capital in future periods as the related stock options are exercised or canceled or otherwise terminated.

Comprehensive income

Comprehensive income reflects changes in stockholders' (deficit) equity from sources other than transactions with stockholders and, as such, include net earnings and certain other specified components. The Company's only components of comprehensive income, other than net earnings, are the cumulative foreign currency translation adjustments and deferred gains (losses) on certain interest rate swap agreements.

Recent Accounting Pronouncements

We are currently assessing any potential effect of the pronouncements discussed below on our consolidated financial statements.

In June 2008, the Emerging Issues Task Force reached consensus on Emerging Issues Task Force Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits ("EITF 08-3"). Under EITF 08-3, lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

probable of being used to fund future maintenance activities should be expensed. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In April 2008, the FASB issued Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets ("FAS 142-3"). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations ("SFAS 141R") and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity's financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 ("SFAS 160"), which requires, among other things, that the noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary's equity be reported as a component of equity separate from the parent's interest and that net income or loss attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. In addition, purchases and sales of equity interest that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. Early application is not permitted.

In December 2007, the FASB issued SFAS 141R, Business Combinations ("SFAS 141R"). Among other things, SFAS 141R generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their "full fair values" on the acquisition date. This practice replaces the practice, under predecessor SFAS 141: Business Combinations, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values. SFAS 141R further requires that acquisition-related costs be recognized separately from the related acquisition. SFAS 141R is effective for business combinations consummated in annual periods beginning on or after December 15, 2008. Early application is not permitted.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. In September 2008, the FASB and the Securities and Exchange Commission staff issued joint guidance on issues related to fair value measures during the current period of volatile market conditions. On October 10, 2008, the FASB issued Staff Position FAS No. 157-3

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

("FAS 157-3"), Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active. FAS 157-3 is effective upon issuance.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157, as it relates to financial instruments, is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. In September 2008, the FASB and the Securities and Exchange Commission staff issued joint guidance on issues related to fair value measures during the current period of volatile market conditions.

3. Regis Merger Negotiations and the Separation Transactions

In January 2006, Alberto-Culver entered into an agreement with Regis Corporation ("Regis") to merge Sally Holdings with a subsidiary of Regis in a tax-free transaction. Pursuant to the terms and conditions of the merger agreement, Sally Holdings was to be spun off to Alberto-Culver's stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger. In April 2006, Alberto-Culver and Regis terminated the merger negotiations. In connection with the termination of the proposed merger transaction, Alberto-Culver and the Company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, during fiscal years 2005 and 2006. The total amount of transaction expenses, including the termination fee, was approximately $41.5 million ($27.2 million after taxes), which was expensed by the Company in fiscal year 2006. All transaction related expenses were deducted for tax purposes.

In June 2006, Alberto-Culver announced a plan to split its beauty supply distribution business from its consumer products business. On November 16, 2006, the Company separated from Alberto-Culver, pursuant to the Investment Agreement. As a result, the Company owns and operates the Sally Beauty Supply and BSG distribution businesses that were previously owned and operated by Alberto-Culver, and Alberto-Culver continues to own and operate its consumer products business. Pursuant to the Investment Agreement: (i) the stockholders of Alberto-Culver immediately prior to the Separation Transactions became the beneficial owners of approximately 52% of the outstanding common stock of the Company on an undiluted basis; and (ii) CDRS, a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575.0 million to obtain an equity ownership of approximately 48% of the outstanding common stock of the Company. In addition, the Company incurred approximately $1,850.0 million of new debt. Upon closing of the Separation Transactions, Alberto-Culver stockholders received, for each share of Alberto-Culver common stock then owned: (i) one share of common stock of New Alberto-Culver, which owns and operates Alberto-Culver's consumer products business; (ii) one share of common stock of Sally Beauty, which owns and operates the Company's beauty supply distribution business; and (iii) a $25.00 per share special cash dividend.

Pursuant to the Investment Agreement, the Company paid a transaction fee of $30.0 million to Clayton, Dubilier & Rice, Inc., the manager of both Clayton, Dubilier & Rice Fund VII, L.P. (the sole member of CDRS) and CDRS, as well as approximately $1.1 million to CDRS in merger and transaction expenses incurred in connection with its investment in the Company and the Separation Transactions. Pursuant to the Investment Agreement, the Company also paid approximately $20.4 million to Alberto-Culver for its expenses incurred in connection with the Separation Transactions. The majority of the transaction fee and the expenses paid, and certain other professional services and due diligence fees, were considered to be costs of raising equity and were recorded as a reduction to additional paid-in capital of approximately $42.4 million. The Company also paid approximately $58.5 million in fees for the debt financing incurred in connection with the separation, which were recorded on the consolidated balance sheet as other assets.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In connection with the above transactions, Alberto-Culver and the Company incurred expenses which included transaction fees, professional services, legal and investment banking fees. For fiscal year 2007, the total amount of transaction expenses was $21.5 million. Most expenses related to the Separation Transactions are not expected to be deductible for tax purposes.

On November 16, 2006, pursuant to the terms of a separation agreement entered into in connection with the Separation Transactions, all cash, cash equivalents and short-term investments of the Company and its subsidiaries was transferred to Alberto-Culver other than $91.1 million, equal to the sum of $52.7 million plus an additional amount equal to $38.4 million. The additional amount is the sum of (i) an estimate of the amount needed to cover certain income taxes (as specified in a tax allocation agreement entered into in connection with the Separation Transactions); (ii) an amount determined pursuant to a formula intended to reflect the limitations placed on the number of shares of Sally Beauty that CDRS may acquire in order not to jeopardize the intended tax-free nature of the share distribution; and (iii) unpaid balances on certain specified liabilities of the Company, minus other specified transaction costs. In fiscal years 2007 and 2008, the Company made adjustments in connection with the reconciliation of tax balances transferred to the Company in connection with the Separations Transactions. This amount was included in the settlement of intercompany agreements with Alberto-Culver, as an adjustment to the Company's retained deficit.

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

4. Stockholders' (Deficit) Equity

The Company is authorized to issue up to 400.0 million shares of common stock with a par value of $0.01 per share. On November 17, 2006, the Company had approximately 180.1 million shares of stock issued and outstanding, and commenced regular-way trading on the New York Stock Exchange ("NYSE") as an

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

independent company under the symbol "SBH." The Company had approximately 181.8 million shares issued and approximately 181.5 million shares outstanding as of September 30, 2008. Please see the Note 3 for additional information about the issuance of shares of the Company's common stock in connection with the Separation Transactions in the fiscal year ended September 30, 2007.

5. Net Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year ended September 30,
	2008	2007(a)
Net earnings:	$77,577	$44,492

Total weighted average basic shares	181,189	180,392
Dilutive securities:
Stock option and stock award programs	1,515	1,983

Total weighted average diluted shares	182,704	182,375

Earnings per share:
Basic	$0.43	$0.25

Diluted	$0.42	$0.24

  (a)
  For fiscal year 2007, the weighted average shares were calculated from November 16, 2006 through September 30, 2007, which represents the actual number of days that shares of the Company's common stock were publicly traded.

Net earnings per share was not calculated for periods prior to the fiscal year 2007 since the Company was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006. Please see Note 3 for additional information about the separation from Alberto-Culver.

At September 30, 2008 and 2007, options to purchase 6,641,544 shares and 4,677,894 shares of the Company's common stock were outstanding but not included in the computation of diluted earnings per share, as these options' exercise prices, ranging from $8.34 to $9.66, were greater than the respective average market prices per share of the Company's common stock on such dates.

6. Share-Based Payments

The Company accounts for stock option and stock award plans, which we refer to as share-based payment plans, in accordance with SFAS 123(R). Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. During fiscal year 2007, the Company adopted the 2007 Omnibus Incentive Plan (the "2007 Plan"), a new share-based compensation plan, which allows for the issuance of up to 10.0 million shares of the Company's common stock. During fiscal years 2008 and 2007, the Company granted, to its employees and directors, approximately 2.8 million and 2.4 million stock options, respectively, under the 2007 Plan. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $3.1 million and $2.6 million in the fiscal years 2008 and 2007, respectively, in connection with certain retirement eligible employees who are eligible to continue

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

vesting awards upon retirement under the terms of the 2007 Plan. Additionally, during fiscal years 2008 and 2007, the Company granted approximately 56,000 and 79,000 restricted stock units ("RSUs"), respectively, to certain of its non-employee directors under the 2007 Plan.

For fiscal years 2008, 2007 and 2006, total compensation cost charged against income and included in selling, general and administrative expenses, for share-based compensation arrangements was $10.2 million, $13.1 million and $5.2 million, respectively. These amounts included, for fiscal year 2008, $3.1 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement and, for fiscal year 2007, $5.3 million of accelerated expense related to the Separation Transactions and $2.6 million of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement, under the terms of the 2007 Plan. For fiscal years 2008 and 2007, the total income tax benefit recognized in the statements of earnings from these plans was $2.5 million and $5.1 million, respectively.

Prior to November 16, 2006, the Company was a subsidiary of Alberto-Culver and had no share-based compensation plans of its own; however, certain employees of the Company had been granted stock options and stock awards under share-based compensation plans of Alberto-Culver. Alberto-Culver treated the Separation Transactions as though they constituted a change in control for purposes of Alberto-Culver's stock options and stock awards. As a result, in accordance with the terms of these plans, all outstanding stock options and stock awards of Alberto-Culver, including those held by the Company's employees, became fully vested upon completion of the Separation Transactions on November 16, 2006. Due to the Separation Transactions, the Company recorded a charge at that time equal to the amount of future compensation expense of approximately $5.3 million that would have been recognized in subsequent periods as the stock options and stock awards for the Company's employees vested over the original vesting periods. Upon completion of the Separation Transactions, all outstanding Alberto-Culver stock options and stock awards held by employees of the Company became options to purchase shares of Sally Beauty's common stock.

As a result of the Separation Transactions, the Employee Stock Option Plan of 2003, the 2003 Stock Option Plan for Non-Employee Directors and the 2003 Restricted Stock Plan that were previously plans of Alberto-Culver became plans of the Company. During fiscal year 2007, the Company granted approximately 2.8 million stock options to our employees and directors, and granted approximately 0.4 million restricted share awards to our employees under these plans.

Stock Options

Each option has an exercise price which equals 100% of the market price of the Company's common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are subject to forfeiture until the four year vesting period is complete.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents a summary of the activity for the Company's stock option plans:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2006	1,969	$37.47
Shares conversion(a)	1,073	2.00
Granted	5,246	9.53
Exercised	(1,011)	7.56
Forfeited or expired	(419)	9.79

Outstanding at September 30, 2007	6,858	7.37	8.8	$12,862
Granted	2,787	8.70
Exercised	(537)	2.00
Forfeited or expired	(836)	8.86

Outstanding at September 30, 2008	8,272	$8.01	8.1	$9,680

Exercisable at September 30, 2008	3,102	$6.07	7.2	$9,500

  (a)
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

The following table summarizes information about stock options under the Company's option plans at September 30, 2008 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Term (In Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price
$2.00	1,431	5.8	$2.00	1,431	$2.00
$7.42 - 9.66	6,841	8.6	9.27	1,671	9.56

Total	8,272	8.1	$8.01	3,102	$6.07

The Company uses the Black-Scholes option pricing model to value the Company's stock options for each stock option award. Using this option pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company's stock option awards, which generally vest ratably over a four year period, is expensed on a straight-line basis over the vesting period of the stock options or to the date a participant becomes eligible for retirement, if earlier.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The weighted average assumptions relating to the valuation of the Company's stock options are as follows:

	Year Ended September 30,
	2008	2007	2006 (a)
Expected lives (years)	5.0	5.0	3.5 - 4.5
Expected volatility	37.5% - 41.3%	41.2% - 41.9%	20.0%
Risk-free interest rate	3.5 - 4.0%	4.4% - 4.6%	4.2% - 5.0%
Dividend yield	0.0%	0.0%	1.0%
    (a)
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

The weighted average fair value per option at the date of grant for all stock options issued to Company employees in fiscal years 2008, 2007 and 2006 was $3.73, $4.11 and $9.48, respectively.

The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $3.3 million, $5.9 million and $7.5 million, respectively; and the tax benefit realized for the tax deductions from these option exercises was $1.2 million, $2.3 million and $2.5 million, respectively. The total cash received from these option exercises was $1.1 million and $1.7 million during fiscal years 2008 and 2007. Prior to the Separation Transactions the total cash received by the Company from these option exercises was zero as the cash went to Alberto-Culver. The total fair value of stock options issued to Company employees that vested during fiscal years 2008, 2007 and 2006 was $0.4 million, $7.3 million and $4.4 million, respectively.

At September 30, 2008, approximately $10.9 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over the weighted average period of 2.7 years.

Stock Awards

Restricted Stock Awards

The Company previously granted restricted stock awards to employees under the 2003 Restricted Stock Plan (the "RSP") and currently grants restricted stock awards to employees under its 2007 Plan. A restricted stock award is an award of shares of the Company's common stock that is subject to time-based vesting during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the vesting of the awards. Participants have full voting and dividend rights with respect to shares of stock awards. Restricted stock awards issued under the RSP and the 2007 Plan generally vest ratably over a five-year period and are subject to forfeiture until the vesting period is complete.

The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the restricted stock award at the date of grant, on a straight-line basis over the vesting period

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(generally 5 years). For these purposes, the fair market value of the restricted stock award is determined based on the closing price of the Company's common stock on the grant date.

The following table presents a summary of the activity for the Company's restricted stock awards:

Restricted Stock Awards	Number of Shares (In Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2006	31	$38.95
Accelerated vesting (a)	(31)	38.95
Granted	350	8.10
Vested, forfeited or expired	—	—

Non-vested at September 30, 2007	350	$8.10	4.3
Granted	136	8.48
Vested	(70)	8.10
Forfeited or expired	(120)	7.70

Non-vested at September 30, 2008	296	$8.44	3.8

    (a)
    In connection with the Separation Transactions, all Alberto-Culver restricted stock awards, which were held by the Company's employees, became vested immediately.

At September 30, 2008, approximately $2.1 million of total unrecognized compensation expense related to non-vested restricted stock awards is expected to be recognized over the weighted average period of 3.8 years. In fiscal year 2007, approximately 31,000 restricted stock awards vested in connection with the Separation Transactions.

Restricted Stock Units

The Company grants RSUs, which generally vest into deferred stock units less than one year from date of grant, to its non-employee directors pursuant to its 2007 Plan. RSUs represent an unsecured promise of the Company to issue shares of Common Stock of the Company. RSUs are independent of option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to shares of RSUs.

The Company expenses the cost of the RSUs, which is determined to be the fair market value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally less than one year). For these purposes, the fair market value of the RSU is determined based on the closing price of the Company's common stock on the grant date.

Under the 2007 Plan, the Company will issue to non-employee directors the shares of common stock underlying the vested deferred stock units on the date, which is six months after the effective date of director's termination of service as a member of the board of directors of the Company. The 2007 Plan requires the Company to settle the vested deferred stock units with common stock and not with a cash equivalent.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents a summary of the activity for the Company's RSUs:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2006	—	$—
Granted	79	8.81
Vested	(79)	8.81
Forfeited	—	—

Non-vested at September 30, 2007	—	$—	—
Granted	56	8.80
Vested	(56)	8.80
Forfeited	—	—

Non-vested at September 30, 2008	—	—	—

During fiscal year 2008, all RSUs vested. Therefore, there is no remaining unrecognized compensation cost to be expensed as of September 30, 2008.

7. Allowance for Doubtful Accounts

The change in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006
Balance at beginning of period	$2,564	$2,246	$2,073
Bad debt expense	2,353	2,632	2,403
Uncollected accounts written off, net of recoveries	(2,218)	(2,568)	(2,252)
Allowance for doubtful accounts of acquired companies	3	254	22

Balance at end of period	$2,702	$2,564	$2,246

8. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,
	2008	2007
Land	$9,774	$9,773
Buildings and building improvements	49,139	48,885
Leasehold improvements	130,945	118,816
Furniture, fixtures and equipment	209,587	192,420

Total property and equipment, gross	399,445	369,894
Less accumulated depreciation and amortization	(243,185)	(215,826)

Total property and equipment, net	$156,260	$154,068

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Depreciation expense for fiscal years 2008, 2007 and 2006 was $42.2 million, $38.9 million and $35.0 million, respectively. As further described in Note 12, the term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries.

9. Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the fiscal years 2008 and 2007 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2006	$10,160	$354,533	$364,693
Additions, net of purchase price adjustments	32,691	2,559	35,250
Foreign currency translation	1,697	4,983	6,680

Balance at September 30, 2007	44,548	362,075	406,623

Additions, net of purchase price adjustments	27,000	1,876	28,876
Foreign currency translation	(6,360)	(4,176)	(10,536)

Balance at September 30, 2008	$65,188	$359,775	$424,963

As further described in Note 17, $23.9 million of the increase in Sally Beauty Supply's goodwill in fiscal year 2008 was principally attributable to the acquisition of Pro-Duo in May 2008, net of purchase price adjustments, and the remaining $3.1 million was attributable to other acquisitions. As further described in Note 17, $29.3 million of the increase in Sally Beauty Supply's goodwill in fiscal year 2007 was attributable to the acquisition of Salon Services in February 2007, net of purchase price adjustments, and the remaining $3.4 million was attributable to other acquisitions not individually material. Additionally, each of the increases in BSG's goodwill in fiscal years 2008 and 2007 was attributable to several acquisitions (which were not individually material).

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table provides the carrying value for intangible assets with indefinite lives and the gross carrying value and accumulated amortization for intangible assets subject to amortization by operating segment at September 30, 2008 and 2007 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2008:
Intangible assets with indefinite lives:
Trade names	$21,182	$34,246	$55,428
Other intangibles	—	6,053	6,053

Total	21,182	40,299	61,481

Intangible assets subject to amortization:
Gross carrying amount	7,070	35,086	42,156
Accumulated amortization	(1,247)	(16,956)	(18,203)

Net value	5,823	18,130	23,953

Total intangible assets, net	$27,005	$58,429	$85,434

Balance at September 30, 2007:
Intangible assets with indefinite lives:
Trade names	$15,802	$34,886	$50,688
Other intangibles	—	6,053	6,053

Total	15,802	40,939	56,741

Intangible assets subject to amortization:
Gross carrying amount	3,574	22,094	25,668
Accumulated amortization	(374)	(11,530)	(11,904)

Net value	3,200	10,564	13,764

Total intangible assets, net	$19,002	$51,503	$70,505

The increase in Sally Beauty Supply's intangible assets in fiscal year 2008 was primarily due the acquisition of ProDuo and the increase in BSG's intangible assets in fiscal year 2008 was due to several acquisitions which were not individually material. The changes in fiscal year 2008 also reflect the effect of translation adjustments. Amortization expense totaled $6.3 million, $3.7 million and $3.0 million in fiscal years 2008, 2007 and 2006, respectively. As of September 30, 2008, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in millions):

Fiscal Year:
2009	$6.0
2010	4.5
2011	3.6
2012	2.2
2013	1.5
Thereafter	6.2

$24.0

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The weighted average amortization period for intangible assets subject to amortization is approximately 6.0 years.

10. Accounts Payable and Accrued Expenses

Accounts payable at September 30, 2008 include book cash overdrafts of $1.6 million. There were no book cash overdrafts at September 30, 2007.

Accrued expenses consist of the following (in thousands):

	September 30,
	2008	2007
Compensation and benefits	$58,873	$53,440
Interest payable	31,013	34,540
Deferred revenue	11,003	11,209
Rental obligations	10,139	9,575
Property and other taxes	7,012	6,495
Insurance reserves	5,973	3,615
Acquisition related payables	3,121	3,202
Operating accruals and other	27,574	31,750

Total accrued expenses	$154,708	$153,826

11. Lease Commitments and Contingencies

Commitments

The Company's principal leases relate to retail stores and warehousing properties. At September 30, 2008, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows (in thousands):

Fiscal Year:
2009	$120,983
2010	102,344
2011	82,067
2012	59,531
2013	36,836
Thereafter	57,307

$459,068

Certain leases require the Company to pay its respective portion of real estate taxes, insurance, maintenance and special assessments. Also, certain of the Company's leases include renewal options and escalation clauses.

During the third quarter of fiscal year 2007, the Company exercised an option to purchase a warehouse building for approximately $7.6 million that was subsequently sold for approximately $8.0 million. In connection with the sale of the building, the Company entered into a lease agreement under which it is required to pay monthly rent for continued use of the building. The lease has an initial term of 24 months and the monthly rent is subject to certain escalation clauses over the life of the lease.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Total rental expense for operating leases amounted to approximately $163.7 million, $147.3 million and $133.5 million in fiscal years 2008, 2007 and 2006, respectively, and is included in selling, general and administrative expenses in the consolidated statements of earnings. Included in this amount is $0.8 million, $0.8 million and $0.7 million for contingent rents for the years ended September 30, 2008, 2007 and 2006, respectively.

Contingencies

Legal Proceedings and Other

There were no material legal proceedings pending against the Company or its subsidiaries, as of September 30, 2008 The Company is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. The Company does not believe that the ultimate resolution of these matters will have a material adverse impact on the Company's consolidated financial position, statements of earnings or cash flows.

On February 25, 2008, we disclosed in a Current Report on Form 8-K that L'Oreal filed a lawsuit in the Superior Court of the State of California in and for the County of San Diego—Central Division naming, among others, SD Hair, Ltd. and Hair of Nevada, LLC (collectively, "SD Hair"), franchisees of our subsidiary Armstrong McCall division ("AMLP") of our BSG business unit, as defendants. The suit alleged, among other things, that SD Hair breached its franchise agreement with AMLP by diverting (selling) Matrix branded products to unauthorized buyers, and that L'Oreal is entitled to make claims against SD Hair under the franchise agreement as a third-party beneficiary of that agreement. The suit also alleged, among other issues, that SD Hair induced AMLP to breach its agreement to distribute Matrix branded products (the "Matrix Agreement") in some unspecified manner. L'Oreal's complaint against SD Hair was subsequently amended to delete the reference to AMLP's breach of the Matrix Agreement as one of the specific contractual relationships that SD Hair allegedly induced and caused to be breached. However, the amended complaint does not designate which distributors are at issue, and L'Oreal has not stated on the record whether it continues to allege that SD Hair induced and caused AMLP to breach the Matrix Agreement. As of November 10, 2008, neither we nor any of our subsidiaries (including AMLP) were a defendant in the lawsuit filed by L'Oreal. On March 24, 2008, however, SD Hair filed a cross-complaint in the same case naming AMLP and BSG as cross-defendants, seeking, among other things, i) declaratory relief from BSG and AMLP in the form of a judicial finding that SD Hair is not in breach of its franchise agreement and that L'Oreal has no rights as a third-party beneficiary to SD Hair's franchise agreement, and ii) injunctive relief in the form of a judicial order compelling AMLP and BSG to take appropriate legal action against L'Oreal to enforce SD Hair's claimed rights under AMLP's Matrix distribution agreement. We have answered the cross-complaint. No monetary relief is being sought by SD Hair.

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

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

assessment can be reasonably estimated. The Company has no significant liabilities for loss contingencies at September 30, 2008 and 2007.

12. Long-Term Debt

Details of long-term debt are as follows (in thousands):

	September 30, 2008	Maturity dates (Fiscal Year)	Interest Rates
ABL facility	$75,000	2012	(i) PRIME and up to 0.50% or; (ii) LIBOR (a) plus (1.00% to 1.50%)
Term Loan A	135,000	2013	(i) PRIME plus (1.00% to 1.50%) or; (ii) LIBOR plus (2.00% to 2.50%)
Term Loan B	901,600	2014	(i) PRIME plus (1.25% to 1.50%) or; (ii) LIBOR plus (2.25% to 2.50%)
Other (b)	2,963	2009-2014	4.05% to 7.00%

Total	$1,114,563

Senior notes	$430,000	2015	9.25%
Senior subordinated notes	280,000	2017	10.50%

Total	$710,000

Capitalized leases and other	$722
Less: current portion	(100,601)

Total long-term debt	$1,724,684

(a)
London Interbank Offered Rate ("LIBOR")

(b)
Represents pre-acquisition debt of Pro-Duo, N.V.

In connection with the Separation Transactions on November 16, 2006, the Company, through its subsidiaries Sally Investment Holdings LLC and Sally Holdings LLC, incurred $1,850.0 million of indebtedness by: (i) drawing on a $400.0 million revolving (asset-based lending ("ABL")) facility in an amount equal to $70.0 million; (ii) entering into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million; (iii) and issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million. The Company incurred approximately $58.5 million in costs related to the issuance of the debt, which was capitalized and is being amortized to interest expense over the life of the related debt instruments. Proceeds from the initial debt were used primarily to pay the $25.00 per share special cash dividend to holders of record of Alberto-Culver stockholders and for certain expenses associated with the Separation Transactions.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The ABL facility provides for senior secured revolving loans up to a maximum aggregate principal amount of $400.0 million, subject to borrowing base limitations. The availability under the ABL facility is subject to a borrowing base calculation, which is based on specified percentages of the value of eligible inventory and eligible accounts receivables, subject to certain reserves and other adjustments and reduced by certain outstanding letters of credit. At September 30, 2008, the Company had $276.4 available for additional borrowings under the ABL facility. Additionally, the Company is required to pay a commitment fee ranging from 0.20% to 0.35% on the unused portion of the ABL facility. At September 30, 2008, the commitment fee rate was 0.20%.

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

The Term Loan facilities consist of (i) a $150.0 million senior term loan A facility and (ii) a $920.0 million senior term loan B facility. Principal and interest is payable on a quarterly basis.

The Term Loan facilities contain a covenant requiring Sally Holdings and its subsidiaries to comply with maximum consolidated secured leverage ratio levels, which will decline over time. The consolidated secured leverage ratio, which is tested quarterly, was a maximum ratio of 4.75 as of September 30, 2008. The consolidated secured leverage ratio is a ratio of net consolidated secured debt to Consolidated EBITDA (as defined in the underlying agreements).

The Term Loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The Term Loan facilities may be prepaid at our option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met. Additionally, the Term Loan is subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company. The senior notes and the senior subordinated notes carry optional redemption features whereby the Company has the option to redeem the notes on or before November 15, 2010 and November 15, 2011, respectively, at par plus a premium, plus accrued and unpaid interest, and on or after November 15, 2010 and November 15, 2011, respectively, at par plus a premium declining ratably to par, plus accrued and unpaid interest. Interest on the senior notes and senior subordinated notes is payable semi-annually. Furthermore, the agreements underlying the Company's credit facilities contain terms, which significantly restrict the ability of Sally Beauty's subsidiaries to pay dividends or otherwise transfer assets to Sally Beauty.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In May 2008, the Company entered into two additional interest rate swap agreements with an aggregate notional amount of $300.0 million. In November 2006, the Company entered into four interest rate swap agreements with an aggregate notional amount of $500.0 million in connection with its cash flow risk associated with changing interest rates related to its Term Loans. Please see Note 14 for further information on the interest rate swap agreements.

Maturities of the Company's long-term debt are as follows (in thousands):

Fiscal Year:
2009	$100,515
2010	24,820
2011	39,560
2012	84,522
2013	9,391
Thereafter	1,565,755

$1,824,563
Capital leases and other	722
Less: current portion	(100,601)

Total	$1,724,684

At September 30, 2008 and 2007, the Company had no off balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in Note 11, and outstanding letters of credit related to inventory purchases and self-insurance programs which totaled $12.1 million and $9.4 million at September 30, 2008 and 2007, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Sally Beauty Holdings, Inc. Stand-Alone Financial Information

Sally Beauty Holdings, Inc. is a holding company and has no material assets or operations other than the ownership interests in its subsidiaries. The Company's operations are conducted almost entirely through its subsidiaries. As such, Sally Beauty depends on its subsidiaries for cash to meet its obligations or to pay dividends.

Sally Investment Holdings LLC, which is a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings LLC, does not have any assets or operations of any kind. Prior to the Separation Transactions, Sally Beauty had no assets or operations of any kind. Summary financial data for Sally Beauty Holdings, Inc. on a stand-alone basis as of and for each of the years ended September 30, 2008 and 2007 is as follows (in thousands):

	2008	2007
Balance Sheet
Assets:
Deferred income tax assets	$684	$313
Other	18,847	264
Investment in subsidiaries	(722,282)	(761,461)

Total assets	$(702,751)	$(760,884)

Liabilities:
Deferred income tax liabilities	$30	$22
Income taxes payable	—	6,649
Other	179	155

Total liabilities	209	6,826
Stockholders' deficit:	(702,960)	(767,710)

Total liabilities and stockholders' deficit	$(702,751)	$(760,884)

Statement of Earnings
Operating loss	$(7,514)	$(7,118)
Interest expense	(219)	—

Loss before provision for income taxes	(7,733)	(7,118)
Provision (benefit) for income taxes	(2,442)	(3,048)

Net loss	$(5,291)	$(4,070)

Statement of Cash Flows
Net cash used by operating activities	$(935)	$(1,931)
Net cash provided by financing activities	—	—
Distribution from Sally Holdings LLC	—	1,809,740
Proceeds from exercise of stock options	935	1,717
Proceeds from equity, net of financing costs	—	532,622
Special cash dividend paid	—	(2,342,148)

Net cash provided by financing activities	935	1,931

Net change in cash	—	—
Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$—	$—

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Interest Rate Swaps

The Company utilizes interest rate swap agreements to manage its cash flow exposure associated with changing interest rates in connection with its term loan obligations. The Company does not purchase or hold any derivative instruments for trading or speculative purposes.

In connection with the Separation Transactions, effective November 24, 2006, the Company entered into four interest rate swap agreements with an aggregate notional amount of $500 million. These agreements allow the Company to convert a portion of its variable interest rate obligations to a fixed rate obligation with interest rates ranging from 7.19% to 7.498%. These interest rate swap agreements do not qualify as effective hedges and, therefore, the change in the fair value of these interest rate swap agreements, which are adjusted quarterly, are recorded in net interest expense in the Company's results of operations. The fair value of these swap agreements was a liability of approximately $7.7 million at September 30, 2008. The marked-to-market impact of these swap arrangements on net interest expense was an increase of approximately $4.6 million and $3.0 million for the fiscal years ended September 30, 2008 and 2007, respectively. Changes in the fair value of these interest rate swap agreements will either increase or decrease the Company's net interest expense and, therefore, may affect the Company's future earnings.

Effective May 27, 2008, the Company entered into two additional interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million). These agreements expire on May 31, 2012 and allow the Company to convert a portion of its variable interest rate obligations to a fixed rate obligation with interest rates ranging from 5.818% to 6.090%. Both of these interest rate swap agreements are designated as effective cash flow hedges, in accordance with SFAS 133. Adjustments to reflect the change in the fair values of these interest rate swap agreements, which are adjusted quarterly, are recorded, net of income tax, in accumulated other comprehensive income until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in SFAS 133, is recognized in net interest expense in the consolidated statements of earnings. The fair value of these hedged swap agreements was an asset of approximately $1.3 million at September 30, 2008. The aggregate amount of deferred gains recorded in accumulated other comprehensive income was approximately $0.8 million, net of income taxes. There were no gains or losses reclassified into earnings, from accumulated other comprehensive income, in connection with these swap agreements during the three years ended September 30, 2008.

The aggregate fair value of all interest rate swap agreements held at September 30, 2008 was a net liability of $6.4 million, consisting of $0.5 million included in accrued expenses, $7.2 million in other liabilities and $1.3 million included in other assets. Fair value estimates used for the swap agreements held by the Company are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions.

The counterparties to all our interest rate swap instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions do result in exposure to credit risks in the event of default by a counterparty. The current financial crisis affecting the banking systems and financial markets has resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity and, thus, we could be exposed to an increased level of counterparty risk. In the event that a counterparty defaults in its obligation under our interest rate swaps, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. 401(k) and Profit Sharing Plan

The Company sponsors the Sally Beauty 401(k) and Profit Sharing Plan (the "401k Plan"), which is a qualified defined contribution plan. The 401k Plan covers employees of the Company who meet certain eligibility requirements and who are not members of a collective bargaining unit. Under the terms of the 401k Plan, employees may contribute a percentage of their annual compensation to the 401k Plan up to certain maximums, as defined by the 401k Plan and by the U. S. Internal Revenue Code. The Company currently matches a percentage of employee contributions. Prior to the Separation Transactions, employees of the Company participated in the Sally Beauty 401(k) Savings Plan. The Company recognized expense of $3.8 million, $3.3 million and $2.1 million in fiscal years 2008, 2007 and 2006, respectively, related to these plans. These amounts are included in selling, general and administrative expenses.

In addition, pursuant to the 401k Plan, employees who meet certain eligibility requirements and who are not members of a collective bargaining unit may participate in the profit sharing program. The Company's profit sharing contributions to the 401k Plan are determined by the Compensation Committee of the Company's board of directors. Prior to the Separation Transactions, employees of the Company participated in the Alberto-Culver Profit Sharing Plan and the Company's contributions to the plan were determined at the discretion of the Alberto-Culver board of directors. The Company recognized expense of $7.1 million, $6.2 million and $8.6 million in fiscal years 2008, 2007 and 2006, respectively, related to these plans. These amounts are included in selling, general and administrative expenses.

16. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and most state jurisdictions as well as in various foreign countries. In conjunction with the Separation Transactions, the Company became a separate entity for tax reporting purposes. Prior to the Separation Transactions, the Company was included in the U.S. Federal income tax return of Alberto-Culver; however, income taxes are provided in the accompanying consolidated historical financial statements as if the Company was filing separate returns.

The provision for income taxes for the fiscal years 2008, 2007 and 2006 consists of the following (in thousands):

	Year Ended September 30,
	2008	2007	2006
Current:
Federal	$30,613	$28,595	$57,025
Foreign	8,763	6,446	3,141
State	4,043	3,545	9,197

Total current portion	43,419	38,586	69,363

Deferred:
Federal	2,250	517	1,053
Foreign	346	(319)	(255)
State	207	(663)	(245)

Total deferred portion	2,803	(465)	553

Total provision for income tax	$46,222	$38,121	$69,916

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Year Ended September 30,
	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.3	2.1	3.2
Effect of foreign operations	(0.3)	(0.4)	(0.1)
Nondeductible transaction costs	—	6.9	—
Uncertain tax positions	0.6	—	—
U.S. deduction of foreign losses	(1.8)	—	—
Other, net	1.5	2.5	0.7

Effective tax rate	37.3%	46.1%	38.8%

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2008	2007
Deferred tax assets attributable to:
Share-based compensation expense	$10,288	$7,810
Accrued expenses	19,246	15,520
Inventory adjustments	1,894	2,437
Foreign loss carryforwards	10,250	8,718
Long-term liabilities	2,969	1,319
Unrecognized tax benefits	2,789	—
Other	369	1,439

Total deferred tax assets	47,805	37,243
Valuation allowance	(11,972)	(9,823)

Total deferred tax assets, net	35,833	27,420

Deferred tax liabilities attributable to:
Depreciation and amortization	52,347	42,391

Total deferred tax liabilities	52,347	42,391

Net deferred tax liability	$16,514	$14,971

Management believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company has recorded a valuation allowance to account for uncertainties regarding recoverability of most foreign loss carryforwards.

In fiscal year 2007, the Company made certain adjustments in connection with the reconciliation of tax balances transferred to the Company in connection with the Separations Transactions. This amount was included in the settlement of intercompany agreements with Alberto-Culver, as an adjustment to the Company's retained deficit.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Domestic earnings before provision for income taxes were $98.7 million, $70.6 million and $174.6 million in fiscal years 2008, 2007 and 2006, respectively. Foreign operations had earnings before provision for income taxes of $25.1 million, $12.0 million and $5.5 million in fiscal year 2008, 2007 and 2006, respectively.

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits by various taxing jurisdictions and other changes in relevant facts and circumstances evident at each balance sheet date. Management does not expect the outcome of tax audits to have a material adverse effect on the Company's financial condition, results of operations or cash flow.

Undistributed earnings of the Company's foreign operations are intended to remain permanently invested to finance anticipated future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2008, 2007 and 2006.

The transactions separating us from Alberto-Culver were intended to qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code") and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. In connection with the share distribution of Alberto-Culver common stock in the Separation Transactions, we received: (i) a private letter ruling from the IRS; and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code.

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

The Company and Alberto-Culver entered into a tax allocation agreement as part of the Separation Transactions. The agreement provides generally that the Company is responsible for its pre-separation income tax liabilities, calculated on a stand-alone basis, and Alberto-Culver is responsible for the remainder. In the event an additional U.S federal income tax liability related to the period prior to the Separation Transactions were determined, the Company will be jointly and severally liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its indemnification obligations to the Company under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. This interpretation, which became effective for fiscal years beginning after December 15, 2006, clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on (1) the recognition, derecognition, and measurement of uncertain tax positions in a period subsequent to that in which the tax position is taken; (2) the accounting for interest and penalties; (3) the presentation and classification of recorded amounts in the financial statements; and (4) disclosure requirements.

The Company adopted the provisions of FIN 48 on October 1, 2007. The adoption of FIN 48 did not require a change to the Company's liability for unrecognized tax benefits and had no impact on the

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Company's opening balance of retained deficit. The total amount of unrecognized tax benefits (including interest accruals) as of the date of adoption on October 1, 2007 was $3.9 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2007	$3,901
Increases related to prior year tax positions	2,429
Decreases related to prior year tax positions	(52)
Increases related to current year tax positions	565
Settlements	(571)
Lapse of statute	(545)

Balance at September 30, 2008	$5,727

If recognized, these positions would affect the Company's effective tax rate.

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties as of October 1, 2007 was $1.0 million and, as of September 30, 2008, was $1.4 million.

The balance at September 30, 2008 includes $1.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, other than interest, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Because existing tax positions will continue to generate increased liabilities for unrecognized tax benefits over the next 12 months, and the fact that we are routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. An estimate of the amount or range of such change cannot be made at this time. However, we do not expect the change, if any, to have a material effect on our consolidated financial condition or results of operations within the next 12 months.

The IRS has initiated an examination of the Company's consolidated federal income tax returns for the tax years ended September 30, 2005 and 2006, thus our statute remains open from the year ended September 30, 2005 forward. Our European subsidiaries are impacted by various statutes of limitations, which are generally open from 2004 forward. The statute of limitations on our Canadian operations is open from 2004 forward. Generally, states' statutes in the United States are open for tax reviews from 2002 forward. The IRS has previously audited the consolidated federal income tax returns of Alberto-Culver through the fiscal year ending September 30, 2004. The Company has not recorded a reserve for Alberto-Culver related liability because the Company believes any exposure is immaterial.

17. Acquisitions

During the fiscal year ended September 30, 2008, the Company completed several individually immaterial acquisitions, including Pro-Duo, N.V., at an aggregate cost of $53.4 million of which a significant portion was allocated to intangible assets and goodwill. The purchase prices of these acquisitions have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We expect that the final valuation of the assets and liabilities acquired will be completed during fiscal year 2009. We funded these acquisitions with cash from operations and borrowings on our

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

ABL facility. On May 7, 2008, the Company acquired Pro-Duo, N.V., a 40-store beauty supply chain located in Belgium, France and Spain for €19.3 million (approximately $29.8 million plus incidental acquisition costs capitalized) subject to certain adjustments. The acquisition was funded through $29.8 million in cash and borrowings on our ABL facility. We also assumed €3.0 million (approximately $4.7 million) of debt from Pro-Duo in connection with the acquisition. Goodwill of $23.9 million and certain identifiable intangible assets of $11.4 million were recorded as a result of such acquisition and are not expected to be deductible for tax purposes. Of this amount, $10.2 million was assigned to registered trade names and $1.2 million to other identifiable intangible assets, which will be amortized over a weighted average life of approximately eight years.

In February 2007, the Company acquired Chapelton 21 Limited (the "Agreement"), a private company based in Scotland ("Salon Services") for an aggregate cash purchase price of approximately $57.8 million. Certain of the Company's subsidiaries financed the purchase price through a draw down of approximately $57.0 million under the ABL facility. In addition, the Company extinguished approximately $3.9 million of Salon Services' debt. Salon Services, through its direct and indirect subsidiaries including Salon Services (Hair and Beauty Supplies) Ltd., supplies professional hair and beauty products primarily to salon and spa operators and independent hair and beauty professionals in the United Kingdom, Germany, Ireland, Spain and Norway. Goodwill of $30.0 million and certain identifiable intangible assets of $17.6 million were recorded as a result of such acquisition and are not expected to be deductible for tax purposes. Of this amount, $14.4 million was assigned to registered trade names and $3.2 million to other identifiable intangible assets, which will be amortized over a weighted average life of approximately five years. Salon Services is included in the Sally Beauty Supply segment. Pro-forma information for Salon Services is not provided since it is not material to the Company's consolidated results of operations. The purchase price of Salon Services was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and were subsequently adjusted when more accurate valuations became available.

In addition, during fiscal year 2007 the Company made five other individually immaterial acquisitions, which were accounted for using the purchase method. None of these acquisitions individually had a material impact on the Company's consolidated results of operations. The results of operations for two of the acquisitions are included in the Sally Beauty Supply segment. Such acquisitions included the recording of: (i) goodwill in the amount of $3.4 million; and (ii) certain intangible assets of $0.6 million. The results of operations for the remaining acquisitions are included in the BSG segment, and these acquisitions included the recording of: (i) goodwill in the amount of $0.3 million; and (ii) certain intangible assets of $2.9 million. The intangible assets acquired are being amortized over a weighted average life of approximately one year.

In June 2006, the Company acquired Salon Success, a United Kingdom-based distributor of professional beauty products, in order to expand the geographic area served by BSG, for a total purchase price of approximately $23.2 million. Approximately $1.8 million of the purchase price was to be paid in equal annual amounts over the three years following the closing of the acquisition. In accordance with the purchase agreement, additional consideration of up to $2.1 million, plus interest, may be paid over the same three-year period based on sales to a specific customer. As of September 30, 2008, approximately $1.2 million has been paid pursuant to this agreement. Goodwill of $11.6 million and certain identifiable intangible assets of $7.6 million were recorded as a result of the acquisition and are not expected to be deductible for tax purposes. Salon Success is included in the BSG segment. Pro-forma information for Salon Success is not provided since it is not material to the Company's consolidated results of operations. The purchase price of Salon Success has been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The valuation of identifiable intangible assets of Pro-Duo, Salon Services and Salon Success was determined using discounted cash flow methods with the assistance of third party valuation experts. The acquired entities have been accounted for using the purchase method of accounting and, accordingly, the results of operations of the entities have been included in the consolidated financial statements since their respective dates of acquisition.

18. Related Party Transactions

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

Prior to the Separation Transactions, the Company purchased inventory and conducted business with, and/or had transactions with, Alberto-Culver and its subsidiaries. In fiscal years 2007 and 2006, the Company purchased inventory from Alberto-Culver of approximately $3.7 million and $26.9 million, respectively. There were no such purchases in fiscal year 2008.

Alberto-Culver and its affiliates performed certain administrative services for the Company and incurred certain direct expenses on behalf of the Company. Charges for these services based on Alberto-Culver's direct and allocated expenses are included in selling, general and administrative expenses in the consolidated statements of earnings. In addition, certain subsidiaries of the Company had entered into consulting, business development, and advisory services agreements with Alberto-Culver, pursuant to which Alberto-Culver charged a sales-based service fee. Costs for certain administrative services and other corporate functions and direct expenses incurred on behalf of the Company were allocated by Alberto-Culver to the Company based on the most relevant allocation method to the specific costs being allocated, and totaled $1.0 million and $13.5 million in fiscal years 2007 and 2006, respectively. These amounts are classified as part of unallocated expenses for the Company's segment reporting purposes in Note 19. The costs for direct expenses incurred on behalf of the Company and certain administrative services and corporate functions were allocated based on specific identification of activities performed or costs incurred by Alberto-Culver on behalf of the Company. Costs of certain other administrative services and corporate functions that benefited the consolidated Alberto-Culver entity were allocated equally between the Company and Alberto-Culver's consumer products business. Management believes the methods of allocation used were reasonable. Management estimates that had the Company been operating as a stand-alone entity not affiliated with Alberto-Culver during fiscal years 2007 and 2006, the costs incurred for administrative services and certain other corporate functions and direct expenses incurred on behalf of the Company would have been approximately the same as the amount charged by Alberto-Culver.

Alberto-Culver also charged the Company a sales-based service fee under the consulting, business development and advisory services agreement between Alberto-Culver and certain subsidiaries of the Company. The sales-based service fees totaled $3.8 million and $28.9 million in fiscal years 2007 and 2006, respectively. Management believes that had the Company been operating as a stand-alone entity not affiliated with Alberto-Culver during the fiscal years 2007 and 2006, the Company likely would not have needed to engage any third party or incur additional costs as a stand-alone company for the services provided to its subsidiaries under these agreements.

The Company also had an agreement with Alberto-Culver that required the Company to make equity distributions to Alberto-Culver whenever employees of the Company exercised Alberto-Culver stock

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

options. During fiscal years 2007 and 2006, the Company paid $4.8 million and $5.7 million, respectively, to Alberto-Culver in connection with this agreement.

The Company had various notes payable and borrowings under revolving credit facilities with affiliated companies all of which were repaid in December 2005. These borrowings bore interest at market rates and interest expense was approximately $0.4 million for fiscal year 2006. Additionally, the Company had a note receivable and receivables under a credit facility with an affiliated company all of which were repaid in December 2005. These receivables bore interest at market rates and the interest income was approximately $0.1 million for fiscal year 2006.

19. Business Segments and Geographic Area Information

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Business Segments Information

Segment data for the fiscal years ended September 30, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006
Net sales:
Sally Beauty Supply	$1,672,897	$1,569,088	$1,419,332
BSG	975,294	944,684	953,768

Total	$2,648,191	$2,513,772	$2,373,100

Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$285,234	$272,034	$235,419
BSG	80,927	63,456	88,445

Segment operating profit	366,161	335,490	323,864
Unallocated expenses(a)	(73,004)	(68,559)	(68,150)
Share-based compensation expense	(10,242)	(13,065)	(5,186)
Sales based service fee charges by Alberto-Culver	—	(3,779)	(28,852)
Transaction expenses(b)	—	(21,502)	(41,475)
Interest expense, net of interest income	(159,116)	(145,972)	(92)

Total	$123,799	$82,613	$180,109

Identifiable assets:
Sally Beauty Supply	$696,780	$555,252	$448,737
BSG	752,029	757,276	759,714

Sub-total	1,448,809	1,312,528	1,208,451
Shared services	78,214	91,975	119,600
Other corporate(c)	—	—	10,790

Sub-total	78,214	91,975	130,390

Total	$1,527,023	$1,404,503	$1,338,841

Depreciation and amortization:
Sally Beauty Supply	$23,134	$20,377	$18,762
BSG	20,666	17,686	14,872
Corporate	4,733	4,542	4,398

Total	$48,533	$42,605	$38,032

Capital expenditures:
Sally Beauty Supply	$22,094	$20,831	$19,493
BSG	18,683	27,941	8,748
Corporate	4,799	4,573	2,101

Total	$45,576	$53,345	$30,342

(a)
Unallocated expenses consist of corporate and shared costs. The amounts include $1.0 million and $13.5 million of overhead charges allocated from Alberto-Culver for fiscal years 2007 and 2006, respectively. There were no such charges after the Separation Transactions.

(b)
Transaction expenses are one-time charges associated with the Separation Transactions in fiscal year 2007, and one-time charges associated with the termination of the agreement with Regis in fiscal year 2006. Please see Note 3 for additional information.

(c)
Other corporate identifiable assets consist of amounts due from Alberto-Culver, deferred tax assets and notes receivable from affiliated companies.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Geographic Area Information

Geographic data for the fiscal years ended September 30, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006
Net sales:(a)
United States	$2,170,708	$2,110,864	$2,106,525
Foreign	477,483	402,908	266,575

Total	$2,648,191	$2,513,772	$2,373,100

Identifiable assets:
United States	$1,098,614	$972,094	$994,551
Foreign	350,195	340,434	213,900
Shared services	78,214	91,975	119,600
Other corporate(b)	—	—	10,790

Total	$1,527,023	$1,404,503	$1,338,841

    (a)
    Net sales are attributable to individual countries based on the location of the customer.

    (b)
    Other corporate identifiable assets consist of amounts due from Alberto-Culver, deferred tax assets and notes receivable from affiliated companies.

20. Quarterly Financial Data (Unaudited)

Unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2008 and 2007 is summarized below (in thousands, except per share data):

Fiscal Year	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
2008:
Net sales	$655,787		$643,346	$676,830	$672,228
Gross profit	$306,169		$298,424	$315,066	$314,935
Net earnings	$14,343		$12,396	$29,359	$21,479
Earnings per common share(a)
Basic	$0.08		$0.07	$0.16	$0.12
Diluted	$0.08		$0.07	$0.16	$0.12
2007:
Net sales	$629,879		$609,276	$634,880	$639,737
Gross profit	$284,492		$283,018	$290,887	$295,350
Net earnings	$3,141		$11,039	$13,448	$16,864
Earnings per common share(a)
Basic	$0.02(b	)	$0.06	$0.07	$0.09
Diluted	$0.02(b	)	$0.06	$0.07	$0.09
    (a)
    The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted average number of common shares outstanding for each quarter and for the full year are performed independently.

    (b)
    The weighted average shares for the quarter ended December 31, 2006 was calculated from November 16, 2006 through December 31, 2006, which represents the actual number of days that shares of the Company's common stock were publicly traded during the quarter.