Form 10-Q
period 2008-12-31
Sally Beauty Holdings, Inc.
filed 2009-02-05
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   YES  ☐    NO  ☒

At January 30, 2009, there were 182,021,272 shares of the issuer’s common stock outstanding.

In this quarterly report, references to the “Company,” “Sally Beauty,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries for periods after the separation from Alberto-Culver Company (“Alberto-Culver”) and to Sally Holdings, Inc. and its consolidated subsidiaries for periods prior to the separation from Alberto-Culver unless otherwise indicated or the context otherwise requires.

Cautionary Notice Regarding Forward-Looking Statements

Statements in this report which are not purely historical facts or which depend upon future events may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions may also identify such forward-looking statements.

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

•                  the impact of a continued downturn in the economy upon our business;

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

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission. The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following are our consolidated balance sheets as of December 31, 2008 and September 30, 2008 and our consolidated statements of earnings and cash flows for the three months ended December 31, 2008 and 2007.  In November 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly owned subsidiary of Sally Beauty Holdings, Inc. in connection with our separation from the Alberto-Culver Company (“Alberto-Culver”).  In these financial statements and elsewhere in this Quarterly Report on Form 10-Q, we refer to these transactions as the Separation Transactions.  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for additional information about the Separation Transactions.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
Net sales	$645,576	$655,787
Cost of products sold and distribution expenses	342,032	349,618
Gross profit	303,544	306,169
Selling, general and administrative expenses (a)	225,528	224,541
Depreciation and amortization	11,747	11,752
Operating earnings	66,269	69,876
Interest expense, net (b)	39,673	46,483
Earnings before provision for income taxes	26,596	23,393
Provision for income taxes	10,537	9,050
Net earnings	$16,059	$14,343

Net earnings per share:
Basic	$0.09	$0.08
Diluted	$0.09	$0.08

Weighted average shares:
Basic	181,578	180,995
Diluted	182,985	183,182

(a)	Selling, general and administrative expenses include share-based compensation of $3.6 million and $5.6 million for the three months ended December 31, 2008 and 2007, respectively.

(b)

Interest expense, net of interest income of $0.1 million and $0.2 million, includes expense of $3.0 million and $5.7 million of marked-to-market adjustments related to interest rate swaps for the three months ended December 31, 2008 and 2007, respectively.

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	December 31, 2008	September 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,617	$99,788
Trade accounts receivable, less allowance for doubtful accounts of $2,460 at December 31, 2008 and $2,702 at September 30, 2008	39,812	44,481
Other receivables	31,297	22,692
Inventories	571,650	598,195
Prepaid expenses	18,131	19,748
Deferred income tax assets	20,857	20,742
Total current assets	794,364	805,646
Property and equipment, net of accumulated depreciation of $245,655 at December 31, 2008 and $243,185 at September 30, 2008	149,157	156,260
Goodwill	413,580	424,963
Intangible assets, net of accumulated amortization of $19,665 at December 31, 2008 and $18,203 at September 30, 2008	81,094	85,434
Other assets	50,645	54,720
Total assets	$1,488,840	$1,527,023
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$100,360	$100,601
Accounts payable	166,263	171,962
Accrued expenses	144,811	154,708
Income taxes	17,469	11,177
Total current liabilities	428,903	438,448
Long-term debt	1,718,559	1,724,684
Other liabilities	33,315	23,711
Deferred income tax liabilities	28,371	37,256
Total liabilities	2,209,148	2,224,099
Stock options subject to redemption	5,650	5,884
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 400,000 shares; 182,015 and 181,812 shares issued and 181,621 and 181,516 shares outstanding at December 31, 2008 and September 30, 2008, respectively	1,816	1,815
Additional paid-in capital	626,609	622,511
Retained deficit	(1,319,916)	(1,335,975)
Accumulated other comprehensive (loss) income	(34,467)	8,689
Total stockholders’ deficit	(725,958)	(702,960)
Total liabilities and stockholders’ deficit	$1,488,840	$1,527,023

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$16,059	$14,343
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	11,747	11,752
Share-based compensation expense (net of deferred tax benefit of $1,378 in 2008 and $2,021 in 2007)	2,233	3,571
Amortization of deferred financing costs	2,103	2,131
Excess tax shortfall (benefit) from share-based compensation	111	(129)
Net (gain) loss on disposal of leaseholds and other property	(2)	150
Deferred income taxes	612	818
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	2,927	3,455
Other receivables	(9,694)	(5,241)
Inventories	9,850	(28,626)
Prepaid expenses	403	(1,008)
Other assets	45	215
Accounts payable and accrued expenses	(5,556)	(28,625)
Income taxes	6,999	2,248
Other liabilities	(6,803)	6,781
Net cash provided (used) by operating activities	31,034	(18,165)
Cash Flows from Investing Activities:
Capital expenditures	(8,400)	(12,280)
Proceeds from sale of property and equipment	32	115
Acquisitions, net of cash acquired	(1,755)	(3,112)
Net cash used by investing activities	(10,123)	(15,277)
Cash Flows from Financing Activities:
Change in book cash overdraft	(1,633)	1,175
Proceeds from issuance of long-term debt	82,638	142,976
Repayments of long-term debt	(89,021)	(105,194)
Proceeds from exercises of stock options	252	215
Excess tax (shortfall) benefit from share-based compensation	(111)	129
Net cash (used) provided by financing activities	(7,875)	39,301
Effect of foreign exchange rate changes on cash and cash equivalents	(207)	(984)
Net increase in cash and cash equivalents	12,829	4,875
Cash and cash equivalents, beginning of period	99,788	38,272
Cash and cash equivalents, end of period	$112,617	$43,147

Supplemental Cash Flow Information:
Cash paid for:
Interest	$57,732	$63,629
Income taxes	$4,384	$7,926

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, are an integral part of these financial statements.

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

In November 2006, the stockholders of Alberto-Culver approved a plan to separate its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies. Sally Holdings, Inc. (“Sally Holdings”) was a wholly-owned subsidiary of Alberto-Culver until November 16, 2006, when it was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” and became an indirect wholly-owned subsidiary of Sally Beauty. Sally Beauty was formed in June 2006, and became the accounting successor company to Sally Holdings upon the completion of the Separation Transactions. See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for more information about the Separation Transactions.

Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position as of December 31, 2008 and September 30, 2008, the consolidated results of operations and consolidated cash flows for the three months ended December 31, 2008 and 2007.  The results of operations for these interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

All references in these notes to “management” are to the management of Sally Beauty. All references in these notes to the “Company” are to Sally Beauty and, prior to November 16, 2006, Sally Holdings.

These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  The Company adheres to the same accounting policies in preparation of interim financial statements.  As permitted under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions.  Such amounts are expensed in full in the year incurred.  For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

2.    Recent Accounting Pronouncements

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), as it relates to its financial instruments, effective as of October 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it amends other accounting pronouncements that require or permit fair value

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

measurements.  SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  SFAS 157 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.  The three levels of that hierarchy are defined as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities; or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or

Inputs other than quoted prices that are observable for the asset and liability

Level 3 - Unobservable inputs for the asset or liability

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swaps.  In accordance with SFAS 157, the Company categorized certain of its financial assets and liabilities based on priority of the inputs to the valuation technique for the instruments, as follows (in thousands):

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilities
Hedged interest rate swaps (1)	$16,522		$16,522
Non-hedged interest rate swaps (1)	10,661		10,661
Total	$27,183		$27,183

(1) Interest rate swaps are valued using internal models based on market observable inputs, including market interest rates.

In October 2008, the FASB issued Staff Position FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157. FSP-FAS 157-3 was effective upon issuance and its adoption did not have a material impact on the Company’s financial statements.

Effective on October 1, 2008, the Company also adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value. The Company elected not to measure at fair value any additional assets or liabilities that were not already measured at fair value prior to such adoption.  As a result, the adoption of SFAS 159 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the pronouncements discussed below on our consolidated financial statements.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (“SFAS 160”), which requires, among other things, that the noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary’s equity be reported as a component of equity separate from the parent’s interest and that net income or loss attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. In addition, purchases and sales of equity interests that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early application is not permitted.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”). Among other things, SFAS 141R generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaces the practice, under predecessor SFAS 141: Business Combinations, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  SFAS 141R further requires that acquisition-related costs be recognized separately from the related acquisition. SFAS 141R must be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.

3.    Net Earnings Per Share

Basic net earnings per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted net earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2008	2007

Net earnings	$16,059	$14,343
Total weighted-average basic shares	181,578	180,995
Dilutive securities:
Stock option and stock award programs	1,407	2,187
Total weighted average diluted shares	182,985	183,182
Earnings per share:
Basic	$0.09	$0.08
Diluted	$0.09	$0.08

At December 31, 2008, options to purchase 9,398,497 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options’ exercise prices, ranging from $5.24 to $9.66, were greater than the average market price per share of the Company’s common stock on that date.  At December 31, 2007, options to purchase 4,636,894 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options’ exercise prices, ranging from $9.45 to $9.66, were greater than the average market price per share of the Company’s common stock on that date.

4.   Comprehensive (Loss) Income

Comprehensive (loss) income consists of net earnings, foreign currency translation adjustments and deferred gains on interest rate swaps as follows (in thousands):

	Three Months Ended December 31,
	2008	2007
Net earnings	$16,059	$14,343
Other comprehensive (loss) income adjustments:
Foreign currency translation adjustments	(32,283)	(4,456)
Deferred loss on interest rate swaps, net of income taxes	(10,873)	—
Comprehensive (loss) income	$(27,097)	$9,887

5.   Share-Based Payments

The Company accounts for stock option and stock award plans, which we refer to as share-based payment plans, in accordance with SFAS 123(R) Share-Based Payment. Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. During fiscal year 2007, the Company adopted the Sally Beauty Holdings 2007 Omnibus Incentive Plan (the “2007 Plan”), a share-based compensation plan which allows for the issuance of up to 10.0 million shares of the Company’s common stock.

The Company granted approximately 2.7 million and 2.6 million stock options to its employees and consultants during the three months ended December 31, 2008 and 2007, respectively, under the 2007 Plan. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $2.0 million and $3.1 million in the first quarter of fiscal years 2009 and 2008, respectively, in connection

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Plan.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements and the related tax benefits recognized in the statements of earnings (in thousands):

	Three Months Ended December 31,
	2008	2007

Share-based compensation expense	$3,611	$5,592
Income tax benefit related to share-based compensation expense	$1,378	$2,021

Stock Options

Each option has an exercise price that equals 100% of the market price of the Company’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are generally subject to forfeiture until the four year vesting period is complete, subject to certain retirement provisions of the 2007 Plan.

The following table presents a summary of the activity for the Company’s stock option plans for the three months ended December 31, 2008:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2008	8,272	$8.01
Granted	2,657	5.24
Exercised	(105)	2.00
Forfeited or expired	(109)	8.72
Outstanding at December 31, 2008	10,715	$7.38	8.4	$6,054

Exercisable at December 31, 2008	4,065	$7.01	7.4	$4,860

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The following table summarizes information about stock options under the Company’s option plans at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2008 (in Thousands)	Weighted Average Exercise Price
$2.00	1,317	5.5	$2.00	1,317	$2.00
$5.24 – 9.66	9,398	8.8	8.13	2,748	9.40
Total	10,715	8.4	$7.38	4,065	$7.01

The Company uses the Black-Scholes option pricing model to value the Company’s stock options for each stock option award. Using this option pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which generally vest ratably over a four year period, is expensed on a straight-line basis over the vesting period of the stock options or to the date a participant becomes eligible for retirement, if earlier.

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Three Months Ended December 31,
	2008	2007
Expected lives (years)	5.0	5.0
Expected volatility	47.9%	37.5%
Risk-free interest rate	2.6%	4.0%
Dividend yield	0.0%	0.0%

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company who have been granted stock options, including grants under stock option plans of Alberto-Culver prior to the Separation Transactions. Expected volatility is derived using the average volatility of both the Company and similar companies (based on industry sector) since it is not practicable to estimate the Company’s expected volatility on a stand alone basis due to a lack of sufficient trading history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Since the Company does not expect to pay dividends, the dividend yield is 0%.

The weighted average fair value of the stock options issued, in the three months ended December 31, 2008 and 2007, to the Company’s grantees at the date of grant was $2.33 and $3.46 per option, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2008 was $0.2 million.  The total cash received from these option exercises was $0.2 million and the tax benefit realized for the tax deductions from these option exercises was $0.07 million.

At December 31, 2008, approximately $13.3 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over the weighted average period of 3.0 years.

Stock Awards

Restricted Stock Awards

A restricted stock award is an award of shares of the Company’s common stock (which have full voting rights but are restricted with regards to sale or transfer) the restrictions over which lapse ratably over a specified period of time (generally 5 years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to the restrictions lapsing, subject to certain retirement provisions of the 2007 Plan.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The Company expenses the cost of the restricted stock awards, which is determined to be the fair value of the restricted stock award at the date of grant, on a straight-line basis over the period in which the restrictions lapse (the “vesting period”). For these purposes, the fair value of the restricted stock award is determined based on the closing price of the Company’s common stock on the grant date.

The following table presents a summary of the activity for the Company’s restricted stock awards for the three months ended December 31, 2008:

Restricted Stock Awards	Number of Shares (In Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2008	296	$8.44	3.8
Granted	103	5.24
Vested	(21)	8.80
Forfeited	—	—
Non-vested at December 31, 2008	378	$7.55	4.0

At December 31, 2008, approximately $2.5 million of total unrecognized compensation cost related to non-vested restricted stock awards is expected to be recognized over the weighted average period of 4.0 years.

Restricted Stock Units (“RSUs”)

The Company grants RSUs, which generally vest into deferred stock units less than one year from date of grant pursuant to its 2007 Plan. To date the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of common stock of the Company. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to non-vested RSUs.

The Company expenses the cost of the RSUs, which is determined to be the fair value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally less than one year). For these purposes, the fair value of the RSU is determined based on the closing price of the Company’s common stock on the grant date.

The following table presents a summary of the activity for the Company’s RSUs for the three months ended December 31, 2008:

Restricted Stock Units	Number of Shares (In Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Non-vested at September 30, 2008	—	$—	—
Granted	94	5.24
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2008	94	$5.24	0.8

At December 31, 2008, approximately $0.4 million of total unrecognized compensation cost related to non-vested RSUs is expected to be recognized over the weighted average period of 0.8 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

6.   Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the three months ended December 31, 2008 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2008	$65,188	$359,775	$424,963
Additions, net of purchase price adjustments	359	195	554
Foreign currency translation	(5,366)	(6,571)	(11,937)
Balance at December 31, 2008	$60,181	$353,399	$413,580

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at December 31, 2008 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at December 31, 2008
Intangible assets with indefinite lives:
Trade names	$18,803	$33,491	$52,294
Other intangibles	—	6,053	6,053
Total	18,803	39,544	58,347
Intangible assets subject to amortization:
Gross carrying amount	6,676	35,736	42,412
Accumulated amortization	(1,506)	(18,159)	(19,665)
Net value	5,170	17,577	22,747
Total intangible assets, net	$23,973	$57,121	$81,094

Amortization expense was $1.5 million and $1.9 million for the three months ended December 31, 2008 and 2007, respectively. There have been no material changes to the Company’s future amortization expense schedule since September 30, 2008.

7.   Long-Term Debt

In connection with the Separation Transactions on November 16, 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings), incurred $1,850.0 million of indebtedness by (i) drawing on a revolving (asset-based lending) facility (the “ABL facility”) in an amount equal to $70.0 million, (ii) entering into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million and (iii) issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million.

The term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The term loan facilities may be prepaid at our option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met. In January 2009, the Company made a mandatory repayment on the term loan facilities in the amount of $16.7 million. Amounts paid pursuant to said provision may be applied, at

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

the option of the Company, against minimum loan repayments otherwise required over the twelve month period following any such payment, under the terms of the loan agreement. Additionally, borrowings under the term loan facility would be subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company. Furthermore, the agreements underlying the Company’s credit facilities contain terms, which significantly restrict the ability of Sally Beauty’s subsidiaries to pay dividends or otherwise transfer assets to Sally Beauty. Please see the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2008 for additional information about the Company’s long-term debt.

Details of long-term debt are as follows (in thousands):

	As of December 31, 2008	Maturity dates (Fiscal Year)	Interest Rates
ABL facility	$75,000	2012	(i)	PRIME and up to 0.50% or;
			(ii)	LIBOR plus (1.00% to 1.50%)
Term Loan A	131,250	2013	(i)	PRIME plus (1.00% to 1.50%) or;
			(ii)	LIBOR plus (2.00% to 2.50%)
Term Loan B	899,300	2014	(i)	PRIME plus (1.25% to 1.50%) or;
			(ii)	LIBOR plus (2.25% to 2.50%)
Other (a)	2,695	2009-2014		4.05% to 7.00%
Total	$1,108,245

Senior notes	$430,000	2015		9.25%
Senior subordinated notes	280,000	2017		10.50%
Total	$710,000

Capitalized leases and other	$674
Less: current portion	(100,360)
Total long-term debt	$1,718,559

(a) Represents pre-acquisition debt of Pro-Duo, N.V.

Maturities of the Company’s long-term debt are as follows (in thousands):

Fiscal Year:
2009	$94,206
2010	24,816
2011	39,558
2012	84,520
2013	9,390
Thereafter	1,565,755
$1,818,245
Capital leases and other	674
Less: current portion	(100,360)
Total	$1,718,559

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

8.    Interest Rate Swaps

The Company utilizes interest rate swap agreements to manage its cash flow exposure associated with changing interest rates in connection with its term loan obligations. The Company does not currently purchase or hold any derivative instruments for trading or speculative purposes.

In connection with the Separation Transactions, effective November 2006, the Company entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150.0 million expired in November 2008 and interest rate swap agreements with a notional amount of $350.0 million expire in November 2009. These interest rate swap agreements do not currently qualify as hedges and, therefore, the change in fair value of these interest rate swap agreements, which are adjusted quarterly, are recorded in the results of operations. Effective May 2008, the Company entered into two additional interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements are designated as effective cash flow hedges, in accordance with SFAS 133.  Adjustments to reflect the change in the fair values of these interest rate swap agreements, which are adjusted quarterly, are recorded, net of income tax, in accumulated other comprehensive (loss) income until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in SFAS 133, is recognized in net interest expense in the consolidated statements of earnings. Please see the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2008 for additional information about the Company’s interest rate swap agreements.

The aggregate fair value of all interest rate swap agreements held at December 31, 2008 was an aggregate liability of $27.2 million, consisting of $10.7 million included in accrued expenses and $16.5 million in other liabilities. Fair value estimates used for the swap agreements held by the Company are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions.

The counterparties to all our interest rate swap instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risks in the event of default by a counterparty. The current financial crisis affecting the banking systems and financial markets has resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity and, thus, we could be exposed to an increased level of counterparty risk.  In the event that a counterparty defaults in its obligation under our interest rate swaps, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

There were no gains or losses reclassified into earnings, from accumulated other comprehensive (loss) income, in connection with the swap agreements during the three months ended December 31, 2008 or 2007. The marked-to-market impact of the swap arrangements on interest expense was an increase of approximately $3.0 million and $5.7 million in the three months ended December 31, 2008 and 2007, respectively.

9.   Income Taxes

The Company and its subsidiaries, file income tax returns in the U.S. federal jurisdiction and most state jurisdictions, as well as in various foreign jurisdictions.

The Separation Transactions were intended to qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. In connection with the share distribution of Alberto-Culver common stock in the Separation Transactions, the Company received: (i) a private letter ruling from the Internal Revenue Service (“IRS”) and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. Certain internal restructurings also occurred at or immediately prior to the Separation Transactions. As a result of the internal restructurings and Separation Transactions, the Company inherited the federal tax identification number of the old Alberto-Culver parent for U.S. federal income tax purposes.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The Company and Alberto-Culver entered into a tax allocation agreement as part of the Separation Transactions. The agreement provides generally that the Company is responsible for its pre-separation income tax liabilities, calculated on a stand-alone basis, and Alberto-Culver is responsible for the remainder. In the event an additional U.S. federal income tax liability related to the period prior to the Separation Transactions were determined, the Company would be jointly and severally liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its indemnification obligations to the Company under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

In addition, as the successor entity to Alberto-Culver after the Separation Transactions, the Company relies upon the prior year federal income tax returns of Alberto-Culver, and accounting methods established therein, for certain calculations that affect our current U.S. federal income tax liability.

10.   Business Segments

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores which offers professional beauty supplies to both salon professionals and retail customers and (ii) BSG, including its franchise-based business Armstrong McCall, a full service beauty supply distributor which offers professional brands of beauty products directly to salons through its own sales force and professional only stores (including franchise stores) in generally exclusive geographical territories in North America and parts of Europe.

The Company does not sell between segments.  Segment data for the three months ended December 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended December 31,
	2008	2007
Net sales:
Sally Beauty Supply	$410,537	$409,564
BSG	235,039	246,223
Total net sales	$645,576	$655,787
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$65,286	$71,733
BSG	20,236	21,030
Segment operating profit	85,522	92,763
Unallocated corporate expenses (1)	(15,642)	(17,295)
Share-based compensation expense	(3,611)	(5,592)
Interest expense, net of interest income	(39,673)	(46,483)
Earnings before provision for income taxes	$26,596	$23,393

(1)  Unallocated corporate expenses consist of corporate and shared costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.  This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as well as the Risk Factors section of that Annual Report, and information contained elsewhere in this Quarterly Report, including the consolidated financial statements and condensed notes to those statements.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of First Quarter of Fiscal Year 2009:

•                  Our same store sales increased slightly for the three months ended December 31, 2008;

•                  Our consolidated net sales for the three months ended December 31, 2008 decreased by $10.2 million, or 1.6%, to $645.6 million compared to $655.8 million for the three months ended December 31, 2007;

•                  Net sales reported for the three months ended December 31, 2008 were impacted by an unfavorable foreign currency exchange impact of $24.8 million, or 3.8%;

•                  Our consolidated gross profit for the three months ended December 31, 2008 decreased $2.6 million, or 0.9%, to $303.5 million compared to $306.2 million for the three months ended December 31, 2007. As a percentage of net sales, gross profit increased 30 basis points to 47.0% for the three months ended December 31, 2008 compared to 46.7% for the three months ended December 31, 2007;

•                  Our consolidated operating earnings for the three months ended December 31, 2008 decreased $3.6 million, or 5.2%, to $66.3 million compared to $69.9 million for the three months ended December 31, 2007.  As a percentage of net sales, operating earnings were 10.3% for the three months ended December 31, 2008 compared to 10.7% for the three months ended December 31, 2007;

•                  Net earnings increased $1.7 million, or 12.0%, to $16.1 million for the three months ended December 31, 2008 compared to $14.3 million for the three months ended December 31, 2007; and

•                  Cash flows from operations for the three months ended December 31, 2008 increased by $49.2 million to net cash provided of $31.0 million, compared to net cash used of $18.2 million for the three months ended December 31, 2007.

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,582 stores and supplied 187 franchised stores in North America, as well as in certain European countries and Japan, as of December 31, 2008. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 977 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the three months ended December 31, 2008, our net sales and operating earnings were $645.6 million and $66.3 million, respectively.

We believe that Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of December 31, 2008, Sally Beauty Supply operated 2,824 company-operated retail stores and supplied 25 franchised stores (all located outside the U.S.). Of these stores, 2,309 are located in the U.S. (with the remainder in the United Kingdom and certain other countries in Europe, Canada, Puerto Rico, Mexico and Japan). Sally Beauty Supply stores average 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 5,000 and 8,000 SKUs of beauty products and includes products for hair care, skin and nail care, beauty sundries and electrical appliances targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise.

We believe that BSG is the largest full-service distributor of professional beauty supplies in the U.S.  As of December 31, 2008, BSG had 758 company-operated stores, supplied 162 franchised stores and had a sales force of approximately 977 professional distributor sales consultants selling exclusively to salons and salon professionals in substantially all states in the U.S. and in portions of Canada, Mexico and certain European countries. BSG stores average 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. The product selection in BSG stores, ranging between 4,000 and 9,600 SKUs of beauty products, includes hair care and color, skin and nail care, beauty sundries and electrical appliances targeting salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

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

•                  Increasing Use of Exclusive-Label Products.  We offer a broad range of private label and control label products, which we generally refer to collectively as “exclusive-label products.” Private label products are brands for which we own or license the trademark and, in some instances, the formula. Control label products are brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. Generally, our exclusive-label products have higher gross margins than the leading third-party branded products and we believe this area offers potential growth. Please see “Risk Factors - We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

•                  International Growth Strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations.  In May 2008, we acquired Pro-Duo, N.V., a cash and carry retailer of both professional and retail hair products with approximately 40 stores located in Belgium, France and Spain. In February 2007, we acquired Chapelton 21 Limited, a private company based in Scotland with almost 100 stores located in the United Kingdom, Ireland, Germany, France and Spain, which we refer to as Salon Services.  These acquisitions furthered our expansion plans in Europe, a significant part of Sally Beauty Supply’s international growth initiative.  We intend to continue to identify and evaluate non-U.S. acquisition targets and are actively considering expansion into South America.  Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisitions may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors - We may not be able to successfully identify acquisition candidates and complete desirable acquisitions,” “If we acquire any businesses in the future they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

•                  Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic value-added acquisitions. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in December 2006, our largest supplier, L’Oreal, moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal acquired distributors competing with BSG in the southeastern and west coast of the U.S. and a supplier that does not currently do business with BSG.  As a result, L’Oreal directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that there will not be further loss of revenue over time by BSG (including within its franchise-based business) due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Relationships with Suppliers” and “Risk Factors - The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual report on Form 10-K for the fiscal year ended September 30, 2008.

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

•                  Economic conditions.  We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate.  However, a continued downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers.  These factors could have a material adverse effect on our business, financial condition and results of operations.

•                  Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our structure. During late fiscal year 2007, we began implementing an approximately $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program. We believe that cost savings from this program could range between $5 million and $7 million in fiscal year 2009 and annualized savings of $10 million beginning in fiscal year 2010.  In addition, during the fiscal 2009 first quarter we implemented a temporary hiring freeze for all personnel, deferred merit increases for upper management and instituted variable expense reductions related to benefits and payroll related costs.  Please see “Risk Factors – We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

•                  Opening New Stores.  Our future growth strategy depends in part, on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S. based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively. However, in response to economic conditions or to allow flexibility to capitalize on potential real estate revaluations in key locations, we may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. Please see “Risk Factors — If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

•                  Changes to our information technology systems.  As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase.  For example, in fiscal year 2008 we upgraded our Lawson financial reporting system and implemented Customer Relationship Management, or CRM, programs for our Sally Beauty Supply stores and are currently upgrading our distribution information systems (in connection with our capital spending program to consolidate warehouses, as discussed above), upgrading our AS400 iSeries servers and implementing a new point-of-sale system for tracking customer sales.  These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations.  Please see “Risk Factors – We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

•                  Relationships with suppliers.  We do not manufacture the brand name or exclusive-label products we sell, and instead purchase our products from manufacturers. We depend upon a limited number of manufacturers for a significant percentage of the products we sell, and our relationships with these suppliers change often.  Please see “Relationships with Suppliers.”

Relationships with Suppliers

Most of our net sales are generated through retail stores with respect to the Sally Beauty Supply business, and both professional only stores and professional distribution sales consultants with respect to the BSG business. In addition, BSG has a number of franchisees located primarily in the south and southwestern portions of the U.S. and in Mexico, which buy products directly from BSG for resale in their assigned territories. A very small percentage of sales are generated through franchisees or sub-distributors (primarily in Europe), which also buy products directly from Sally Beauty Supply or BSG for resale. Sally Beauty Supply/BSG and their suppliers are dependent on each other for the distribution of beauty products. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines).

Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action.

Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. For example, during the 2009 first quarter, BSG gained additional distribution of Henkel’s Schwarzkopf brand in stores accross four states.  In addition, during the second quarter of fiscal year 2007, Farouk Systems, Inc., or Farouk Systems, terminated its distribution agreement with us. Subsequently, effective July 2007, BSG stores and professional distributor sales consultants were once again given approval to distribute Farouk Systems products, with an expanded distribution area. In the first quarter of fiscal 2009, Farouk Systems again terminated its distribution agreement with BSG. The agreement through which our Armstrong McCall franchisees are supplied is currently unaffected by this event. In December 2006, we announced the loss of certain L’Oreal distribution rights, including (among other things) distribution rights through our BSG distributor sales consultants and the loss of exclusive rights to distribute L’Oreal products in our BSG stores.  These losses have resulted in margin pressure on BSG’s remaining L’Oreal revenues, and this pressure has continued into fiscal year 2009. As discussed above, L’Oreal has entered into direct competition with BSG and there can be no assurance that there will not be further revenue losses over time at BSG due to potential losses of additional L’Oreal related products as well as from the increased competition from L’Oreal-affiliated distribution networks. BSG has entered into long-term agreements with L’Oreal under which, as of January 1, 2007, BSG had non-exclusive rights to distribute the same L’Oreal professional products in its stores that it previously had exclusive rights to distribute in its stores and through its sales consultants. Armstrong McCall retained its exclusive rights to distribute Matrix professional products in its territories. Although we have focused on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with suppliers, or by strategic acquisitions of existing distributors.  Although we are focused on developing new revenue and cost management initiatives, there can be no assurance that our efforts will partially or completely offset any potential loss of distribution rights in the future. Please see “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Our Separation from Alberto-Culver

In November 2006, pursuant to an investment agreement among Alberto-Culver and certain of its subsidiaries, including Sally Holdings, and CDRS Acquisition LLC (“CDRS”), Alberto-Culver separated its consumer products business and its Sally Beauty Supply/BSG distribution business into two separate, publicly-traded companies (the “Separation Transactions”).  Sally Holdings was a wholly-owned subsidiary of Alberto-Culver until the Separation Transactions, when it was converted to a Delaware limited liability company, was renamed Sally Holdings LLC and became an indirect wholly-owned subsidiary of Sally Beauty.  Sally Beauty was formed in June 2006 and became the accounting successor company to Sally Holdings upon the completion of the Separation Transactions.  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for more information about the Separation Transactions.

Other Significant Items

Interest Rate Swap Agreements

The Company, through Sally Holdings, utilizes interest rate swap agreements to manage its cash flow risk associated with changing interest rates as it relates to its term loans. We do not currently purchase or hold any derivative instruments for trading or speculative purposes. The counterparties are deemed to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risks in the event of default by a counterparty. The current financial crisis affecting the banking systems and financial markets has resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity and, thus, we could be exposed to an increased level of counterparty risk.  In the event that a counterparty defaults in its obligation under our interest rate swaps, we could incur substantial financial loss. At December 31, 2008, the aggregate fair value of all our interest rate swaps was a net liability of $27.2 million.

Effective in November 2006, Sally Holdings entered into four interest rate swap agreements with an aggregate notional amount of $500.0 million. Interest rate swap agreements with an aggregate notional amount of $150.0 million expired in November 2008 and interest rate swap agreements with a notional amount of $350.0 million expire in November 2009. These interest rate swap agreements do not currently qualify as hedges and, therefore, the change in fair value of these interest rate swap agreements is recorded in net interest expense in the consolidated statements of earnings.

Additionally, effective in May 2008, Sally Holdings entered into two interest rate swap agreements with an aggregate notional amount of $300.0 million. These interest rate swap agreements are designated as effective hedges, consistent with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  Adjustments to reflect the change in the fair values of these interest rate swap agreements are recorded in accumulated other comprehensive (loss) income until the hedged obligation is settled or the swap agreements expire, whichever is earlier.  Any ineffectiveness is recognized in net interest expense in the consolidated statements of earnings. Please see “Item 3—Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” and Note 14 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Results of Operations

The following table shows the condensed results of operations of our business for the three months ended December 31, 2008 and 2007, expressed as a percentage of net sales for the respective periods (dollars in thousands):

	Three Months Ended December 31,
	2008		2007
Net sales	$645,576	100.0%	$655,787	100.0%
Cost of products sold and distribution expenses	342,032	53.0%	349,618	53.3%
Gross profit	303,544	47.0%	306,169	46.7%
Total other operating costs and expenses	237,275	36.7%	236,293	36.0%
Operating earnings	66,269	10.3%	69,876	10.7%
Interest expense, net	39,673	6.2%	46,483	7.1%
Earnings before provision for income taxes	26,596	4.1%	23,393	3.6%
Provision for income taxes	10,537	1.6%	9,050	1.4%
Net earnings	$16,059	2.5%	$14,343	2.2%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2008	2007(a)
Net sales:
Sally Beauty Supply	$410,537	$409,564
BSG	235,039	246,223
	$645,576	$655,787
Gross Profit	$303,544	$306,169
Gross profit margin	47.0%	46.7%
Selling, general and administrative expenses	$225,528	$224,541
Depreciation and amortization	$11,747	$11,752
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$65,286	$71,733
BSG	20,236	21,030
Segment operating profit	85,522	92,763
Unallocated expenses	(15,642)	(17,295)
Share-based compensation expense	(3,611)	(5,592)
Operating earnings	66,269	69,876
Interest expense, net of interest income	(39,673)	(46,483)
Earnings before provision for income taxes	$26,596	$23,393
Segment operating profit margin:
Sally Beauty Supply	15.9%	17.5%
BSG	8.6%	8.5%
Consolidated operating profit margin	10.3%	10.7%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	2,849	2,726
BSG	920	905
	3,769	3,631
Same store sales growth (decrease) (b)
Sally Beauty Supply	(0.21)%	0.30%
BSG	0.76%	7.51%
Consolidated	0.04%	2.08%

(a)	Certain amounts for prior fiscal year may have been reclassified to conform to the current year’s presentation.
(b)

Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our internet site has generated sales for at least than 14 months and, accordingly, internet-based sales are included in same store sales for the period ended December 31, 2008.

Comparison of the Three Months Ended December 31, 2008 and 2007

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (in thousands of dollars).

	Three Months Ended December 31,
	2008	2007	Increase (Decrease)
Net sales:
Sally Beauty Supply	$410,537	$409,564	$973	0.2%
BSG	235,039	246,223	(11,184)	(4.5)%
Consolidated net sales	$645,576	$655,787	$(10,211)	(1.6)%

Gross profit:
Sally Beauty Supply	$212,927	$211,538	$1,389	0.7%
BSG	90,617	94,631	(4,014)	(4.2)%
Consolidated gross profit	$303,544	$306,169	$(2,625)	(0.9)%

Gross profit margin:
Sally Beauty Supply	51.9%	51.6%	0.3%
BSG	38.6%	38.4%	0.2%
Consolidated gross profit margin	47.0%	46.7%	0.3%

Net Sales

Consolidated net sales decreased $10.2 million, or 1.6%, for the three months ended December 31, 2008, compared to the three months ended December 31, 2007. While company-operated stores that have been open for at least 14 months contributed an increase of approximately $16.5 million, or 2.5%, and sales through certain non-store sales channels contributed an increase of approximately $4.3 million, or 0.7%, to consolidated sales; other sales channels experienced declines on a year-over-year basis. Sales through our BSG franchise-based businesses declined by approximately $5.7 million, or 0.9% and sales through distributor sales consultants declined approximately $5.3 million, or 0.8%, and sales through new stores declined approximately $6.6 million, or 1.0%. Also, incremental sales from businesses acquired in the preceding 12 months contributed $13.3 million, or 2.0%, less to our consolidated net sales for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. These amounts are inclusive of approximately $24.8 million in negative impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased $1.0 million, or 0.2%, for the three months ended December 31, 2008, compared to the three months ended December 31, 2007.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $12.3 million, or 3.0%, while our franchise-based business and other non-store sales channels contributed an increase of approximately $4.3 million, or 1.0%. Sales of businesses acquired in the preceding 12 months contributed $14.2 million less to the Sally Beauty Supply segment sales for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. These amounts are inclusive of approximately $17.2 million in negative impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG decreased $11.2 million, or 4.5%, for the three months ended December 31, 2008, compared to the three months ended December 31, 2007. While company-operated stores that have been open for at least 14 months contributed an increase of approximately $4.2 million, or 1.7%, to net sales, other sales channels experienced declines on a year-over-year basis. Sales through our franchise-based businesses declined by approximately $5.7 million, or 2.3%; sales through distributor sales consultants declined approximately $5.3 million, or 2.2%, and sales through new stores declined approximately $5.3 million, or 2.1%. These amounts are inclusive of approximately $7.6 million in negative impact from changes in foreign exchange rates.  BSG net sales continued to be positively impacted during the period ended December 31, 2008 by the introduction of new product lines during fiscal years 2008 and 2009.

Gross Profit

Consolidated gross profit decreased $2.6 million or 0.9% for the three months ended December 31, 2008, compared to the three months ended December 31, 2007, principally due to lower consolidated sales volume; partially offset by improved gross margins in both operating segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased $1.4 million or 0.7% for the three months ended December 31, 2008, compared to the three months ended December 31, 2007, principally as a result of increased unit sales volume and improved margins.  Sally Beauty Supply’s gross profit as a percent of net sales increased to 51.9% for the three months ended December 31, 2008, compared to 51.6% for the three months ended December 31, 2007. This increase was the result of recent marketing efforts, low-cost sourcing initiatives and a shift in product mix including an increase in sales of exclusive-label products and other higher-margin products.

Beauty Systems Group.  BSG’s gross profit decreased $4.0 million or 4.2% for the three months ended December 31, 2008, compared to the three months ended December 31, 2007, principally as a result of lower sales volume; partially offset by improved margins.  BSG’s gross profit as a percentage of net sales increased to 38.6% for the three months ended December 31, 2008, compared to 38.4% for the three months ended December 31, 2007. This increase in margins was due primarily to a shift in sales mix during the three months ended December 31, 2008, towards higher company-operated store sales volume (with higher gross profit margins as opposed to both franchise store and distributor sales consultants’ sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $1.0 million, or 0.4%, to $225.5 million for the three months ended December 31, 2008, compared to $224.5 million for the three months ended December 31, 2007.  Selling, general and administrative expenses, as a percentage of net sales, were 34.9% for the three months ended December 31, 2008, compared to 34.2% for the three months ended December 31, 2007. This increase was attributable principally to increased expenses related to the opening of new stores and businesses acquired in the last twelve months as well as to an increase in advertising expenses of approximately $2.4 million; partially offset by lower share-based compensation and other unallocated corporate expenses. Selling, general and administrative expense for the three months ended December 31, 2007 included approximately $1.7 million for BSG retention incentives for distributor sales consultants (resulting from the L’Oreal contractual changes reported during fiscal year 2007) with no similar expenses in the three months ended December 31, 2008.

Depreciation and Amortization

Consolidated depreciation and amortization decreased slightly to $11.7 million for three months ended December 31, 2008, compared to $11.8 million for the three months ended December 31, 2007.  These amounts reflect the amortization of intangible assets and depreciation of property and equipment associated with businesses acquired as well as depreciation related to fiscal year 2008 capital expenditures for additional store openings in both operating segments.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (in thousands):

	Three Months Ended December 31,
	2008	2007	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$65,286	$71,733	$(6,447)	(9.0)%
BSG	20,236	21,030	(794)	(3.8)%
Segment operating profit	85,522	92,763	(7,241)	(7.8)%
Unallocated expenses	(15,642)	(17,295)	(1,653)	(9.6)%
Share-based compensation expense	(3,611)	(5,592)	(1,981)	(35.4)%
Operating earnings	$66,269	$69,876	$(3,607)	(5.2)%

Consolidated operating earnings decreased $3.6 million, or 5.2%, to $66.3 million for three months ended December 31, 2008, compared to $69.9 million for the three months ended December 31, 2007. Operating earnings, as a percentage of net sales, were 10.3% for the three months ended December 31, 2008 compared to 10.7% for the three months ended December 31, 2007. The decrease in consolidated operating earnings was due primarily to a decline in BSG segment sales and gross profits, as discussed above.  Consolidated operating earnings for the three months ended December 31, 2008 are inclusive of approximately $0.8 million in negative impact from changes in foreign exchange rates.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased $6.4 million, or 9.0%, to $65.3 million for three months ended December 31, 2008, compared to $71.7 million for the three months ended December 31, 2007.  The decrease in Sally Beauty Supply’s segment operating earnings was primarily a result of higher advertising costs of approximately $1.7 million and incremental costs related to additional stores operating during the three months ended December 31, 2008 (approximately 123 additional stores).  Segment operating earnings, as a percentage of net sales, were 15.9% for the three months ended December 31, 2008, compared to 17.5% for the three months ended December 31, 2007. The decrease in Sally Beauty Supply’s segment operating earnings as a percentage of segment net sales was primarily a result of higher advertising costs as a percentage of segment net sales and softness in its business, particularly in the U.K.

Beauty Systems Group.  BSG’s segment operating earnings decreased $0.8 million, or 3.8%, to $20.2 million for the three months ended December 31, 2008, compared to $21.0 million for the three months ended December 31, 2007. Segment operating earnings, as a percentage of net sales, were 8.6% for the three months ended December 31, 2008 compared to 8.5% for the three months ended December 31, 2007. This decrease was due primarily to the decline in segment sales and gross profit, as discussed above. BSG’s segment operating earnings also reflect, for the three months ended December 31, 2007, approximately $1.7 million for retention incentives for distributor sales consultants (resulting from the L’Oreal contractual changes reported during fiscal year 2007). Segment operating earnings for the three months ended December 31, 2008 are inclusive of approximately $0.8 million in negative impact from changes in foreign exchange rates.

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments decreased by $1.7 million to $15.6 million for the three months ended December 31, 2008, compared to $17.3 million for the three months ended December 31, 2007. This decrease was due primarily to lower corporate expenses resulting from cost-saving initiatives and to certain currency translation gains resulting from intercompany notes not permanently invested.

Share-based Compensation Expense. For the three months ended December 31, 2008, total compensation cost charged against income for share-based compensation arrangements was $3.6 million compared to $5.6 million for the three months ended December 31, 2007. This decrease was due to a decline in the fair value per share of options awarded in the period ended December 31, 2008 compared to options awarded in the period ended December 31, 2007.  For the three months ended December 31, 2008 and 2007, share-based compensation expense includes $2.0 million and $3.1 million, respectively, of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Plan.  During the three months ended December 31, 2008 and 2007, the Company granted to its employees and consultants approximately 2.7 million and 2.6 million stock options, respectively.

Net Interest Expense

Interest expense, net of interest income of $0.1 million, was $39.7 million for the three months ended December 31, 2008, compared to $46.5 million, net of interest income of $0.2 million, for the three months ended December 31, 2007.  The decrease in interest expense was primarily attributable to lower prevailing interest rates on our ABL and senior term loans facilities and lower outstanding principal balances on our senior term loans, partially offset by higher outstanding borrowings under our ABL facility as discussed in “Liquidity and Capital Resources” below. Net interest expense for the three months ended December 31, 2008 and 2007 includes a non-cash expense of $3.0 million and $5.7 million, respectively, of marked-to-market adjustments for the interest rate swaps, as described in Note 8 of the Condensed Notes to Consolidated Financial Statements.

Provision for Income Taxes

Provision for income taxes was $10.5 million during the three months ended December 31, 2008 compared to $9.1 million for the three months ended December 31, 2007.  Income taxes for the interim periods ended December 31, 2008 and December 31, 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective tax rate (excluding discrete items) is 36.5% for fiscal year 2009 compared to 35.9% for the first quarter of fiscal year 2008.  The increase in the estimated annual effective tax rate primarily relates to a reduction in earnings in low tax jurisdictions and the reduced impact of favorable permanent items resulting from higher earnings.

The actual tax rate for the three months ended December 31, 2008 exceeds the estimated annual effective tax rate because of losses recorded in the three months ended December 31, 2008 for entities for which a valuation allowance is required.

Net Earnings

As a result of the foregoing, consolidated net earnings increased $1.7 million, or 12.0%, to $16.1 million for the three months ended December 31, 2008 compared to $14.3 million for the three months ended December 31, 2007. Net earnings, as a percentage of net sales, were 2.5% for the three months ended December 31, 2008 compared to 2.2% for the three months ended December 31, 2007.

Financial Condition

December 31, 2008 Compared to September 30, 2008

Working capital (current assets less current liabilities) at December 31, 2008 was $365.5 million compared to $367.2 million at September 30, 2008, representing a decrease of $1.7 million. The ratio of current assets to current liabilities was 1.85 to 1.00 at December 31, 2008, compared to 1.84 to 1.00 at September 30, 2008. The decrease in working capital reflects a decrease, of $11.3 million, in current assets and a $9.5 million decrease in current liabilities.  The decrease in current assets as of December 31, 2008 reflects a $26.5 million reduction in inventory levels partially offset by a $12.8 million increase in cash and cash equivalents (please see Liquidity and Capital Resources below).  The decrease in current liabilities as of December 31, 2008 was primarily the result of a decrease in accounts payable and accrued expenses.

Inventories decreased $26.5 million to $571.7 million at December 31, 2008, compared to $598.2 million at September 30, 2008 due primarily to lower purchases in the period ended December 31, 2008 in response to the current economic slowdown and to the effect of currency translation adjustments.

Accounts payable decreased by $5.7 million to $166.3 million at December 31, 2008 compared to $172.0 million at September 30, 2008 due primarily to the timing of payments to vendors in connection with purchases of inventory.  Accrued expenses decreased by $9.9 million to $144.8 million at December 31, 2008 from $154.7 million at September 30, 2008 due primarily to the timing of interest payments on long-term debt; partially offset by a change in the fair market value of certain of our interest rate swaps.

Other liabilities increased by $9.6 million to $33.3 million at December 31, 2008, compared to $23.7 million at September 30, 2008 due primarily to a change in the fair market value of certain of our interest rate swaps.

Total stockholders’ deficit increased by $23.0 million as a result of cumulative translation adjustments of $32.3 million and deferred losses on interest rate swaps, net of income taxes, of $10.9 million; partially offset by net earnings of $16.1 million and by an increase in additional paid-in capital of $4.1 million resulting from share-based compensation expense and the exercise of stock options for the three months ended December 31, 2008.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for additional information on liquidity and capital resources.

Following the completion of the Separation Transactions, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred primarily in connection with the Separation Transactions and from funding the costs of operations, working capital and capital expenditures. As a holding company, we depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

During the three months ended December 31, 2008, we made scheduled payments on our senior term loans in the aggregate amount of $6.1 million.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance capital expenditures, excluding acquisitions, over the next 12 months.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2008.

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the three months ended December 31, 2008 have varied in amounts of up to $20.0 million, with total amounts outstanding ranging from $75.0 million up to $120.0 million. The amounts drawn are generally paid down with cash provided by our operating activities.

The senior term loan facilities may be prepaid at our option at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year (commencing in fiscal year 2008) unless a specified leverage ratio is met. In January 2009, the Company made a mandatory repayment on the senior term loan facilities in the amount of $16.7 million. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required over the twelve month period following any such payment, under the terms of the loan agreement.

Both in the U.S. and in certain European areas in which we operate, the economic stress and the dislocation of the financial markets that began in late calendar year 2007 has continued and substantially increased in the recent months. Recently, concerns over inflation (deflation), energy costs, the availability and cost of credit, the conditions of the U.S. mortgage market and declining real estate prices in the U.S. have contributed to increased market volatility and diminished expectations about the U.S. and global economies and the financial markets going forward. These factors, combined with the volatility in oil prices, declining business and consumer confidence and increases in unemployment rates have precipitated an economic slowdown and fears of a potential recession on a global scale. On September 18, 2008, Sally Holdings borrowed $75.0 million under its existing $400 million ABL facility to increase its cash position in order to preserve its financial flexibility in light of the recent dislocation of the financial markets.  We currently intend to repay these funds as economic conditions allow during our 2009 fiscal year. As of December 31, 2008, Sally Holdings had $267.4 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We may from time to time repurchase or otherwise retire our debt (through our subsidiaries) and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases of our Notes or other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the three months ended December 31, 2008 and 2007. Historically, the primary use of cash has been for acquisitions and capital expenditures. The following table shows our sources and uses of funds for the three months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31,
	2008	2007
Net cash provided (used) by operating activities	$31,034	$(18,165)
Net cash used by investing activities	(10,123)	(15,277)
Net cash (used) provided by financing activities	(7,875)	39,301
Effect of foreign exchange rates on cash and cash equivalents	(207)	(984)
Net increase in cash and cash equivalents	$12,829	$4,875

Net Cash Provided (Used) by Operating Activities

Net cash provided (used) by operating activities, which excludes the effects of acquisitions, during the three months ended December 31, 2008 increased by $49.2 million to cash provided of $31.0 million, compared to net cash used of $18.2 million during the three months ended December 31, 2007. The increase was primarily due to a reduction of approximately $38.5 million in inventory levels and an improvement of approximately $1.7 million in earnings for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2008 decreased by $5.2 million to $10.1 million, compared to $15.3 million during the three months ended December 31, 2007.  This increase was primarily due to lower capital expenditures and a reduction in cash used for acquisitions for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

Net Cash (Used) Provided by Financing Activities

Net cash (used) provided by financing activities during the three months ended December 31, 2008 decreased by $47.2 million to cash used of $7.9 million, compared to cash provided of $39.3 million during the three months ended December 31, 2007.  The decrease was primarily due to incremental borrowings under our ABL facility during the three months ended December 31, 2007 with no comparable incremental borrowings during the three months ended December 31, 2008.

Capital Requirements

For fiscal year 2009, we anticipate total capital expenditures in the range of approximately $35.0 million to $40.0 million, excluding acquisitions. Capital expenditures will be primarily for the addition of new stores and the remodeling, expansion and/or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2008.

Off-Balance Sheet Financing Arrangements

We had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs which totaled $11.6 million and $12.1 million at December 31, 2008 and September 30, 2008, respectively.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, include but are not limited to the valuation of inventories, vendor concessions, retention of risk, income taxes and share-based payments. There have been no material changes to our critical accounting policies since September 30, 2008.

Recent Accounting Pronouncements

The Company adopted the provisions of SFAS 157, Fair Value Measurements, as it relates to its financial instruments, effective as of October 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it amends other accounting pronouncements that require or permit fair value measurements.  SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  SFAS 157 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.  The three levels of that hierarchy are defined as follows:

Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities; or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or

Inputs other than quoted prices that are observable for the asset and liability

Level 3 - Unobservable inputs for the asset or liability

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swaps.  In accordance with SFAS 157, the Company categorized certain of its financial assets and liabilities based on priority of the inputs to the valuation technique for the instruments, as follows (in thousands):

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilities
Hedged interest rate swaps (1)	$16,522		$16,522
Non-hedged interest rate swaps (1)	10,661		10,661
Total	$27,183		$27,183

(1) Interest rate swaps are valued using internal models based on market observable inputs, including market interest rates.

In October 2008, the FASB issued Staff Position FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157. FSP-FAS 157-3 was effective upon issuance and its adoption did not have a material impact on the Company’s financial statements.

Effective as of October 1, 2008, the Company also adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, which permits entities to choose to measure certain financial assets and liabilities at fair value, but elected not to measure any additional assets or liabilities at fair value that are not already measured at fair value prior to such adoption.  As a result, the adoption of SFAS 159 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the pronouncements discussed below on our consolidated financial statements.

In June 2008, the Emerging Issues Task Force reached consensus on EITF 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits. Under EITF 08-3, lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be expensed. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In April 2008, the FASB issued Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, which requires, among other things, that the noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary’s equity be reported as a component of equity separate from the parent’s interest and that net income or loss attributable to the noncontrolling interest be included in consolidated net income on the face of the income statement. In addition, purchases and sales of equity interest that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early application is not permitted.

In December 2007, the FASB issued SFAS 141R, Business Combinations. Among other things, SFAS 141R generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaces the practice, under predecessor SFAS 141: Business Combinations, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  SFAS 141R further requires that acquisition-related costs be recognized separately from the related acquisition. SFAS 141R must be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. While fluctuations in the U.S. dollar exchange rates had a negative impact on reported consolidated sales of approximately $24.8 million, for the three months ended December 31, 2008, such fluctuations did not have a material effect on our financial condition and net earnings for the three months ended December 31, 2008 and 2007. Although we may use derivative financial instruments to manage foreign currency exchange rate risk from time to time, none were used as of December 31, 2008 and 2007 and for the interim periods then ended.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the term loans and the ABL facility. Based on the approximately $1.1 billion of aggregate borrowings under the Company’s term loans and the ABL facility as of December 31, 2008, a change in the estimated interest rate up or down by 1/8% would increase or decrease earnings before provision for income taxes by approximately $1.3 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

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

Effective in November 2006, we entered into four interest rate swap agreements with an aggregate notional amount of $500.0 million. Interest rate swap agreements with an aggregate notional amount of $150.0 million expired in November 2008 and interest rate swap agreements with a notional amount of $350.0 million expire in November 2009. The agreements outstanding at December 31, 2008 enable us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest rates ranging from 7.19% to 7.44%. These interest rate swap agreements do not currently qualify as hedges and, therefore, the change in the fair value of these interest rate swap agreements, which are adjusted quarterly, are recorded in net interest expense in the Company’s results of operations. As discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008, changes in the fair value of these interest rate swap agreements are mainly driven by interest rate changes and will increase or decrease our net interest expense and may therefore affect our earnings.

Effective in May 2008, we entered into two additional interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million).  These agreements expire on May 31, 2012 and enable us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest ranging from 5.818% to 6.090%.  These agreements are designated as effective hedges, consistent with SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  Adjustments to reflect the change in the fair values of these interest rate swap agreements, which are adjusted quarterly, are recorded in accumulated other comprehensive (loss) income until the hedged obligation is settled or the swap agreements expire, whichever is earlier.  Any ineffectiveness of these interest rate swaps is recognized in earnings.

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

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are attached as exhibits to this report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2008, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries as of December 31, 2008. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

On February 25, 2008, we disclosed in a Current Report on Form 8-K that on February 21, 2008, L’Oreal filed a lawsuit in the Superior Court of the State of California in and for the County of San Diego — Central Division naming, among others, SD Hair, Ltd. and Hair of Nevada, LLC (collectively, “SD Hair”), franchisees of our subsidiary Armstrong McCall division (“AMLP”) of our BSG business unit, as defendants.  The suit alleged, among other things, that SD Hair breached its franchise agreement with AMLP by diverting (selling) Matrix branded products to unauthorized buyers, and that L’Oreal is entitled to make claims against SD Hair under the franchise agreement as a third-party beneficiary of that agreement.  The suit also alleged, among other issues, that SD Hair induced AMLP to breach its agreement to distribute Matrix branded products (the “Matrix Agreement”) in some unspecified manner.  L’Oreal’s complaint against SD Hair was subsequently amended to delete the reference to AMLP’s breach of the Matrix Agreement as one of the specific contractual relationships that SD Hair allegedly induced and caused to be breached. However, the amended complaint does not designate which distributors are at issue, and L’Oreal has not stated on the record whether it continues to allege that SD Hair induced and caused AMLP to breach the Matrix Agreement. As of November 10, 2008, neither we nor any of our subsidiaries (including AMLP) were a defendant in the lawsuit filed by L’Oreal.   On March 24, 2008, however, SD Hair filed a cross-complaint in the same case naming AMLP and BSG as cross-defendants, seeking, among other things, i) declaratory relief from BSG and AMLP in the form of a judicial finding that SD Hair is not in breach of its franchise agreement and that L’Oreal has no rights as a third-party beneficiary to SD Hair’s franchise agreement, and ii) injunctive relief in the form of a judicial order compelling AMLP and BSG to take appropriate legal action against L’Oreal to enforce SD Hair’s claimed rights under AMLP’s Matrix distribution agreement.  We have answered the cross-complaint.  No monetary relief is being sought by SD Hair.

Items 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Part I, Item 1A.  “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008, which could materially affect our business, financial condition or future results.  There have been no material changes from the risk factors disclosed in our Annual Report.  The risks described in that report are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

(a) Not applicable

(b) Not applicable

Item 6. Exhibits

Exhibit No.	Description
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.02 to the Company’s Current Report on Form 8-K filed on October 30, 2006

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on October 30, 2006

3.1

Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006

3.2

Third Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated October 23, 2008, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2008.

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

*Included herewith

PLEASE NOTE: In reviewing the agreements included as exhibits to this quarterly report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•                  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•                  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•                  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•                  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this filing and in the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. Please see “Where You Can Find More Information.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: February 5, 2009

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President, and Chief Financial Officer