Form 10-Q
period 2009-06-30
Sally Beauty Holdings, Inc.
filed 2009-08-05
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2009

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-33145

SALLY BEAUTY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2257936 (I.R.S. Employer Identification No.)

3001 Colorado Boulevard Denton, Texas (Address of principal executive	76210 (zip code)
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

As of August 3, 2009, there were 182,104,996 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following are our consolidated balance sheets as of June 30, 2009 and September 30, 2008, our consolidated statements of earnings for the three and nine months ended June 30, 2009 and 2008 and our consolidated statements of cash flows for the nine months ended June 30, 2009 and 2008.  In November 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of Sally Beauty Holdings, Inc. in connection with our separation from the Alberto-Culver Company (“Alberto-Culver”).  In these financial statements and elsewhere in this Quarterly Report on Form 10-Q, we refer to these transactions as the Separation Transactions.  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for additional information about the Separation Transactions.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$673,337	$676,830	$1,960,424	$1,975,963
Cost of products sold and distribution expenses	355,492	361,764	1,036,923	1,056,304
Gross profit	317,845	315,066	923,501	919,659
Selling, general and administrative expenses (a)	223,982	226,673	667,930	672,303
Depreciation and amortization	11,642	11,806	34,860	35,379
Operating earnings	82,221	76,587	220,711	211,977
Interest expense, net (b)	31,050	29,889	102,692	124,015
Earnings before provision for income taxes	51,171	46,698	118,019	87,962
Provision for income taxes	19,682	17,339	45,876	31,864
Net earnings	$31,489	$29,359	$72,143	$56,098

Net earnings per share:
Basic	$0.17	$0.16	$0.40	$0.31
Diluted	$0.17	$0.16	$0.39	$0.31

Weighted average shares:
Basic	181,715	181,268	181,658	181,132
Diluted	183,748	182,837	183,183	182,775

(a)                                  Selling, general and administrative expenses include share-based compensation of $1.6 million and $1.5 million for the three months ended June 30, 2009 and 2008, and $6.8 million and $8.7 million for the nine months ended June 30, 2009 and 2008, respectively.

(b)                                 Interest expense is net of interest income of $0.1 million and $0.2 million for the three months ended June 30, 2009 and 2008, and $0.3 million and $0.6 million for the nine months ended June 30, 2009 and 2008, respectively. Interest expense includes non-cash income of $2.5 million and $7.6 million for the three months ended June 30, 2009 and 2008 of marked-to-market adjustments related to certain interest rate swaps, and non-cash income of $1.7 million and non-cash expense of $6.6 million related to these adjustments for the nine months ended June 30, 2009 and 2008, respectively.

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30, 2009	September 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,942	$99,788
Trade accounts receivable, less allowance for doubtful accounts of $2,265 at June 30, 2009 and $2,702 at September 30, 2008	39,234	44,481
Other receivables	24,169	22,692
Inventories	559,559	598,195
Prepaid expenses	21,618	19,748
Deferred income tax assets	20,808	20,742
Total current assets	771,330	805,646
Property and equipment, net of accumulated depreciation of $257,040 at June 30, 2009 and $243,185 at September 30, 2008	149,096	156,260
Goodwill	422,654	424,963
Intangible assets, net of accumulated amortization of $22,736 at June 30, 2009 and $18,203 at September 30, 2008	80,191	85,434
Other assets	41,626	54,720
Total assets	$1,464,897	$1,527,023
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,323	$100,601
Accounts payable	207,595	171,962
Accrued expenses	137,835	154,708
Income taxes	4,118	11,177
Total current liabilities	350,871	438,448
Long-term debt	1,695,794	1,724,684
Other liabilities	31,428	23,711
Deferred income tax liabilities	31,964	37,256
Total liabilities	2,110,057	2,224,099
Stock options subject to redemption	5,535	5,884
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 400,000 shares; 182,107 and 181,812 shares issued and 181,754 and 181,516 shares outstanding at June 30, 2009 and September 30, 2008, respectively	1,818	1,815
Additional paid-in capital	629,751	622,511
Retained deficit	(1,263,832)	(1,335,975)
Treasury stock, 5 shares	(22)	—
Accumulated other comprehensive (loss) income	(18,410)	8,689
Total stockholders’ deficit	(650,695)	(702,960)
Total liabilities and stockholders’ deficit	$1,464,897	$1,527,023

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net earnings	$72,143	$56,098
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,860	35,379
Share-based compensation expense (net of deferred tax benefit of $1,981 in 2009 and $2,250 in 2008)	4,818	6,467
Amortization of deferred financing costs	6,289	6,360
Excess tax shortfall (benefit) from share-based compensation	204	(253)
Net (gain) loss on disposal of leaseholds and other property	(66)	146
Loss on extinguishment of debt	715	—
Deferred income taxes	2,487	3,161
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	3,986	6,381
Other receivables	(1,942)	(3,319)
Inventories	30,683	(30,121)
Prepaid expenses	(2,259)	(6,112)
Other assets	571	181
Accounts payable and accrued expenses	24,008	(38,946)
Income taxes	(6,538)	(79)
Other liabilities	(5,972)	9,290
Net cash provided by operating activities	163,987	44,633
Cash Flows from Investing Activities:
Capital expenditures	(26,290)	(35,727)
Proceeds from sale of property and equipment	147	255
Acquisitions, net of cash acquired	(1,987)	(48,201)
Net cash used by investing activities	(28,130)	(83,673)
Cash Flows from Financing Activities:
Change in book cash overdraft	(1,586)	5,008
Proceeds from issuance of long-term debt	95,104	394,334
Repayments of long-term debt	(223,267)	(366,619)
Proceeds from exercises of stock options	491	614
Excess tax (shortfall) benefit from share-based compensation	(204)	253
Purchase of treasury stock	(22)	—
Net cash (used) provided by financing activities	(129,484)	33,590
Effect of foreign exchange rate changes on cash and cash equivalents	(219)	902
Net increase (decrease) in cash and cash equivalents	6,154	(4,548)
Cash and cash equivalents, beginning of period	99,788	38,272
Cash and cash equivalents, end of period	$105,942	$33,724

Supplemental Cash Flow Information:
Cash paid for:
Interest	$116,995	$131,078
Income taxes	$50,817	$32,326

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or the “Company”) sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores in the U.S., Puerto Rico, Mexico, Canada, the United Kingdom and certain other countries in Europe. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons in the U.S., Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern U.S. and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). Certain beauty products sold by BSG and Armstrong McCall are sold through exclusive territory agreements with the manufacturers of the products.

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

Basis of Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position as of June 30, 2009 and September 30, 2008, the consolidated results of operations for the three and nine months ended June 30, 2009 and 2008 and the consolidated cash flows for the nine months ended June 30, 2009 and 2008.

All references in these notes to “management” are to the management of Sally Beauty. All references in these notes to the “Company” are to Sally Beauty and, prior to November 16, 2006, Sally Holdings.

2.   Significant Accounting Policies

Accounting Principles

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The Company adheres to the same accounting policies in the preparation of its interim financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full year assumptions. Such amounts are expensed in full in the year incurred.  For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

The results of operations for these interim periods are not necessarily indicative of the results that may be expected for any future interim period or the entire fiscal year.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The Company’s financial instruments consist of cash and cash equivalents, trade and other accounts receivable, accounts payable, interest rate swap agreements and long-term debt. There were no significant changes in the methods and significant assumptions used to estimate the fair value of the Company’s financial instruments since September 30, 2008.

The carrying amounts of cash and cash equivalents, trade and other accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The aggregate fair value of all interest rate swap agreements held at June 30, 2009 was a net liability of $19.7 million, consisting of $5.9 million included in accrued expenses and $13.8 million included in other liabilities. Fair value amounts reported for the swap agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. Please see Recent Accounting Pronouncements below.

At June 30, 2009, the fair value of the Company’s long-term debt (including capital leases) was approximately $1,630.2 million while the carrying amount in the Company’s consolidated balance sheet was $1,697.1 million. The fair values of the Company’s long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before the financial statements are issued. This statement requires the disclosure, among other things, of the date through which an entity has evaluated subsequent events and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 must be applied prospectively for interim and annual periods ended after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS 165 effective for the quarter ended June 30, 2009. In connection therewith, the Company has evaluated all material transactions and events through August 05, 2009, the date this Quarterly Report was filed with the SEC.

The Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”) effective on January 1, 2009. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 amended and expanded those disclosures to also require qualitative disclosures about a reporting entity’s objectives and strategies for using derivative instruments, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about any credit-risk-related contingent features contained in the derivative instruments.  SFAS 161 also requires companies to disclose information about how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance and cash flows, including the location and amounts of derivative instruments in the entity’s financial statements.

As required by SFAS 133, as amended, the Company records all derivative instruments on its balance sheet at fair value.  The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative, whether the Company has elected to designate a derivative instrument in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the impact on earnings of the hedged transaction or transactions. The Company may from time to time enter into derivative contracts that are intended to hedge certain economic risks even though hedge accounting does not apply or the Company elects not to apply hedge accounting to such derivative contracts. Please see Note 8 for more details about the Company’s derivative instruments and hedging activities as of June 30, 2009.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swaps. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the valuation hierarchy.

In accordance with SFAS 157, the Company categorized certain of its financial assets and liabilities based on priority of the inputs to the valuation technique for the instruments, as follows (in thousands):

	As of June 30, 2009
	Total	Level 1	Level 2	Level 3
Liabilities
Long-term debt (1)	$1,630,195		$1,630,195
Hedged interest rate swaps (1)	13,759		13,759
Non-hedged interest rate swaps (1)	5,940		5,940
Total	$1,649,894		$1,649,894

(1) Fair value calculated using internal models based on market observable inputs, including market interest rates.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FAS No. 107-1/APB 28-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the following pronouncements on our consolidated financial statements:

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“SFAS 168”). SFAS 168

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

identifies the previously issued accounting standards that are considered authoritative generally accepted accounting principles in the U.S., repeals SFAS No. 162, The Hierarchy of Generally Accounting Principles, and replaces all previously issued accounting pronouncements of the FASB, and its predecessor rule-making bodies, with the FASB Accounting Standards Codification. SFAS 168 is effective prospectively for reporting periods ending after September 15, 2009.

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

In April 2009, the FASB issued FSP-FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FAS 141(R)-1”). This FSP amends and clarifies SFAS 141R and applies to assets acquired and liabilities assumed that arise from contingencies in a business combination.  FAS 141(R)-1 must also be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.

3.  Net Earnings Per Share

Basic net earnings per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted net earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net earnings	$31,489	$29,359	$72,143	$56,098
Total weighted-average basic shares	181,715	181,268	181,658	181,132
Dilutive securities:
Stock option and stock award programs	2,033	1,569	1,525	1,643
Total weighted-average diluted shares	183,748	182,837	183,183	182,775
Earnings per share:
Basic	$0.17	$0.16	$0.40	$0.31
Diluted	$0.17	$0.16	$0.39	$0.31

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

At June 30, 2009, options to purchase 6,474,296 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options’ exercise prices, ranging from $7.42 to $9.66, were greater than the average market price per share of the Company’s common stock during the three and nine month periods ended on June 30, 2009. At June 30, 2008, options to purchase 6,740,894 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options’ exercise prices, ranging from $8.34 to $9.66, were greater than the average market price per share of the Company’s common stock during the three and nine month periods ended on June 30, 2008.

4.   Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments and deferred gains on interest rate swaps as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net earnings	$31,489	$29,359	$72,143	$56,098
Other comprehensive income (loss) adjustments:
Foreign currency translation adjustments (a)	21,653	1,425	(17,857)	(1,305)
Deferred (gain) loss on interest rate swaps (b)	2,968	2,210	(9,241)	2,210
Comprehensive income	$56,110	$32,994	$45,045	$57,003

(a)          There were no income tax amounts related to foreign currency translation adjustments recorded in other comprehensive income (loss) for the three and nine months ended June 30, 2009 and 2008.

(b)         Amounts are net of income tax expense of $1.9 million and $1.4 million for the three months ended June 30, 2009 and 2008, and an income tax benefit of $5.8 million and income tax expense of $1.4 million for the nine months ended June 30, 2009 and 2008, respectively.

5.   Share-Based Payments

The Company accounts for stock option and stock award plans, which we refer to as share-based payment plans, in accordance with SFAS 123(R), Share-Based Payment. Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. During fiscal year 2007, the Company adopted the Sally Beauty Holdings 2007 Omnibus Incentive Plan (the “2007 Plan”), a share-based compensation plan which allows for the issuance of up to 10.0 million shares of the Company’s common stock.

The Company granted approximately 2.7 million and 2.6 million stock options to its employees and consultants during the nine months ended June 30, 2009 and 2008, respectively, under the 2007 Plan. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $2.0 million and $3.1 million in the first quarter of fiscal years 2009 and 2008, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Plan.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements and the related tax benefits recognized in our statements of earnings (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Share-based compensation expense	$1,604	$1,507	$6,799	$8,717
Income tax benefit related to share-based compensation expense	$501	$13	$1,981	$2,250

Stock Options

Each option has an exercise price that equals 100% of the market price of the Company’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are generally subject to forfeiture until the four year vesting period is complete, subject to certain retirement provisions of the 2007 Plan.

The following table presents a summary of the activity for the Company’s stock option plans for the nine months ended June 30, 2009:

	Number of Outstanding Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2008	8,272	$8.01
Granted	2,707	5.23
Exercised	(177)	2.00
Forfeited or expired	(445)	8.55
Outstanding at June 30, 2009	10,357	$7.37	7.9	$8,399

Exercisable at June 30, 2009	3,881	$7.03	6.9	$5,421

The following table summarizes information about stock options under the Company’s option plans at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2009 (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2009 (in thousands)	Weighted Average Exercise Price
$2.00	1,243	5.0	$2.00	1,243	$2.00
$4.79 – 9.66	9,114	8.3	8.10	2,638	9.40
Total	10,357	7.9	$7.37	3,881	$7.03

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Nine Months Ended June 30,
	2009	2008
Expected lives (in years)	5.0	5.0
Expected volatility	47.9%	37.5%
Risk-free interest rate	2.6%	4.0%
Dividend yield	0.0%	0.0%

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company who have been granted stock options, including grants under stock option plans of Alberto-Culver prior to the Separation Transactions. Expected volatility is derived using the average volatility of both the Company and similar companies (based on industry sector) since it is not practicable to estimate the Company’s expected volatility on a stand-alone basis due to a lack of sufficient trading history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Since the Company does not currently expect to pay dividends, the dividend yield is 0%.

The weighted average fair value of the stock options issued, in the nine months ended June 30, 2009 and 2008 to the Company’s grantees at the date of grant was $2.33 and $3.46 per option, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2009 was $0.5 million.  Cash proceeds from these option exercises were $0.5 million and the tax benefit realized for the tax deductions from these option exercises was $0.2 million.

At June 30, 2009, approximately $10.7 million of total unrecognized compensation costs related to non-vested stock option awards are expected to be recognized over the weighted average period of 2.5 years.

Stock Awards

Restricted Stock Awards

A restricted stock award is an award of shares of the Company’s common stock (which have full voting rights but are restricted with regard to sale or transfer), the restrictions over which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions of the 2007 Plan.

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

The following table presents a summary of the activity for the Company’s restricted stock awards for the nine months ended June 30, 2009:

Restricted Stock Awards	Number of Shares (in thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in years)
Non-vested at September 30, 2008	296	$8.44	3.8
Granted	123	5.17
Vested	(61)	8.54
Forfeited	—	—
Non-vested at June 30, 2009	358	$7.30	3.6

At June 30, 2009, approximately $2.2 million of total unrecognized compensation costs related to non-vested restricted stock awards are expected to be recognized over the weighted average period of 3.6 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Restricted Stock Units (“RSUs”)

The Company grants RSUs which generally vest less than one year from the date of grant pursuant to the 2007 Plan. To date, the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of common stock of the Company.  Upon vesting, such RSUs are retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to non-vested RSUs.

The Company expenses the cost of the RSUs (which is determined to be the fair value of the RSUs at the date of grant) on a straight-line basis over the vesting period (generally less than one year). For these purposes, the fair value of the RSU is determined based on the closing price of the Company’s common stock on the grant date.

The following table presents a summary of the activity for the Company’s RSUs for the nine months ended June 30, 2009:

Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in years)
Non-vested at September 30, 2008	—	$—	—
Granted	94	5.24
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2009	94	$5.24	0.3

At June 30, 2009, approximately $0.1 million of total unrecognized compensation costs related to non-vested RSUs are expected to be recognized over the weighted average period of 0.3 years.

6.   Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the nine months ended June 30, 2009 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2008	$65,188	$359,775	$424,963
Additions, net of purchase price adjustments	3,983	243	4,226
Foreign currency translation	(2,572)	(3,963)	(6,535)
Balance at June 30, 2009	$66,599	$356,055	$422,654

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at June 30, 2009 (in thousands):

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at June 30, 2009
Intangible assets with indefinite lives:
Trade names	$20,179	$33,928	$54,107
Other intangibles	—	5,700	5,700
Total	20,179	39,628	59,807
Intangible assets subject to amortization:
Gross carrying amount	6,871	36,249	43,120
Accumulated amortization	(2,020)	(20,716)	(22,736)
Net value	4,851	15,533	20,384
Total intangible assets, net	$25,030	$55,161	$80,191

Amortization expense was $1.6 million and $1.1 million for the three months ended June 30, 2009 and 2008, and $4.5 million and $4.1 million for the nine months ended June 30, 2009 and 2008, respectively. There have been no material changes to the Company’s future amortization expense schedule since September 30, 2008.

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

The term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. During the nine months ended June 30, 2009, the Company made scheduled payments in the aggregate amount of $6.1 million on its senior term loans. The senior term loan facilities may be prepaid at the option of Sally Holdings at any time without premium or penalty and are subject to mandatory repayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year unless a specified leverage ratio is met. In January 2009, the Company made a mandatory repayment on the senior term loan facilities in the amount of $16.7 million. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of us over the twelve-month period following any such payment under the terms of the loan agreement. Additionally, borrowings under the term loan facility would be subject to mandatory repayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

During the nine months ended June 30, 2009, the Company also made optional repayments in the aggregate amount of $25.0 million on its senior term loans. In addition, in May 2009, the Company repurchased $5.0 million in par value of its 10.5% senior subordinated notes (due in November 2016) for approximately $5.0 million, plus accrued interest. In connection with the mandatory and optional repayments made during the nine months ended June 30, 2009, the Company recorded losses on extinguishment of debt in the aggregate amount of $0.7 million, which are included in net interest expense in the Company’s consolidated statements of earnings.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, for additional information about the Company’s long-term debt.

Details of long-term debt are as follows (in thousands):

	As of June 30, 2009	Maturity dates	Interest Rates
ABL facility	$—		(i) Prime plus up to 0.50% or;
			(ii) LIBOR plus (1.00% to 1.50%)
Term Loan A	105,407	Nov - 2012	(i) Prime plus (1.00% to 1.50%) or;
			(ii) LIBOR plus (2.00% to 2.50%)
Term Loan B	883,449	Nov - 2013	(i) Prime plus (1.25% to 1.50%) or;
			(ii) LIBOR plus (2.25% to 2.50%)
Other (a)	2,677	2009-2014	4.05% to 7.00%
Total	$991,533

Senior notes	$430,000	Nov - 2014	9.25%
Senior subordinated notes	275,000	Nov - 2016	10.50%
Total	$705,000

Capitalized leases and other	$584
Less: current portion	(1,323)
Total long-term debt	$1,695,794

(a) Represents pre-acquisition debt of Pro-Duo, N.V.

Maturities of the Company’s long-term debt are as follows (in thousands):

Fiscal Year:
2009	$864
2010	1,364
2011	39,640
2012	84,520
2013	9,390
Thereafter	1,560,755
$1,696,533
Capital leases and other	584
Less: current portion	(1,323)
Total	$1,695,794

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

Under the agreements and indentures governing the term loan facilities and the notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

of June 30, 2009, its consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

The agreements governing our ABL facility generally permit the making of distributions and certain other restricted payments so long as borrowing availability under the facility equals or exceeds $60.0 million. If borrowing availability falls below this amount, Sally Holdings may nevertheless make restricted payments to us in the aggregate since the date of the Separation Transactions, together with the aggregate cash amount paid in acquisitions since said date, of not greater than $50.0 million, together with certain other exceptions.  As of June 30, 2009, borrowing availability under the ABL facility exceeded $60.0 million.  As of June 30, 2009, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $213.6 million, subject to certain adjustments.

8.    Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps by Sally Holdings.  The Company uses interest rate swaps, as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to the term loans are impacted by changes in LIBOR. Interest rate swap agreements involve the periodic receipt by Sally Holdings of amounts based on a variable rate in exchange for Sally Holdings making payments based on a fixed rate over the term of the interest rate swap agreements, without exchange of the underlying notional amount. At June 30, 2009, the Company did not purchase or hold any other derivative instruments or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges of Interest Rate Risk

Effective May 2008, Sally Holdings entered into two interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements are designated and qualify as effective cash flow hedges, in accordance with SFAS 133.  Accordingly, changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in SFAS 133, is recognized in net interest expense in our consolidated statements of earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three or nine month periods ended June 30, 2009. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for additional information about the Company’s interest rate swap agreements.

Amounts reported in OCI related to interest rate swaps are reclassified into net interest expense, as a yield adjustment, in the same period in which interest on the Company’s variable-rate debt obligations affect earnings. During the three and nine month periods ended June 30, 2009, net interest expense of $2.4 million and $5.4 million, respectively, resulted from such reclassifications.  During the twelve months ending June 30, 2010, the Company estimates that an additional $8.2 million of the amount reported in OCI will be reclassified into interest expense.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Non-designated Cash Flow Hedges of Interest Rate Risk

Interest rate swaps not designated as hedges are used to manage the Company’s exposure to interest rate movements but do not meet the hedge accounting requirements of SFAS 133. In connection with the Separation Transactions, effective November 2006, Sally Holdings entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and interest rate swap agreements with a notional amount of $350 million expire in November 2009. These interest rate swap agreements are not designated as hedges and, accordingly, the changes in fair value of these interest rate swap agreements (which are adjusted quarterly) are recorded in net interest expense in our statements of earnings. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for additional information about the Company’s interest rate swap agreements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2009 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of June 30, 2009		As of June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Swaps	Prepaid expenses	$—	Accrued expenses	$—
Interest Rate Swaps	Other assets	$—	Other liabilities	$13,759	(1)
Total derivatives designated as hedging instruments under SFAS 133		$—		$13,759

Derivatives not designated as hedging instruments under SFAS 133:
Interest Rate Swaps	Prepaid expenses	$—	Accrued expenses	$5,940
Total derivatives not designated as hedging instruments under SFAS 133		$—		$5,940

(1)          At June 30, 2009, the Company estimates that approximately $8.2 million of the fair value of these derivative financial instruments will settle within the twelve months ending June 30, 2010.

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

The tables below present the effect of the Company’s derivative financial instruments on the statements of earnings for the three and nine months ended June 30, 2009 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Three Months Ended June 30, 2009

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$2,968	Interest expense, net	$(2,397)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest expense, net	$(964)

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Nine Months Ended June 30, 2009

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(9,241)	Interest expense, net	$(5,410)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest expense, net	$(7,152)

Credit-risk-related Contingent Features

The agreements governing the Company’s interest rate swaps contain provisions pursuant to which the Company could be declared in default on its interest rate swap obligations in the event the Company defaulted under certain terms of the loan documents governing the Company’s ABL facility. As of June 30, 2009, the fair value of interest rate swaps in a liability position related to these agreements was $19.7 million. As of June 30, 2009, the Company was under no obligation to post and had not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $22.0 million, including accrued interest and other termination costs.

The counterparties to all our interest rate swap instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. The recent financial crisis affecting the banking systems and financial markets has resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity, which could expose us to an increased level of counterparty risk.  In the event that a counterparty defaults in its obligation under our interest rate swaps, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

The Company’s foreign operations expose the Company to fluctuations in foreign currency exchange rates and foreign interest rates.  These fluctuations may impact, among other things, the amount of the Company’s past and future cash flows in terms of the Company’s functional currency, the U.S. dollar.  From time to time, the Company may enter into derivative instruments, such as foreign currency swaps, intended to fix the amount of certain foreign assets and obligations relative to its functional currency. At June 30, 2009, the Company did not have any such derivative instruments.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Sales between segments, which were eliminated in consolidation, were not material during any of the periods ended June 30, 2009 and 2008.  Segment data for the three and nine months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008 (2)	2009	2008 (2)
Net sales:
Sally Beauty Supply	$434,732	$427,965	$1,257,607	$1,243,594
BSG	238,605	248,865	702,817	732,369
Total net sales	$673,337	$676,830	$1,960,424	$1,975,963
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$76,748	$73,021	$212,413	$212,665
BSG	25,632	21,827	66,227	60,799
Total segment operating profit	102,380	94,848	278,640	273,464
Unallocated corporate expenses (1)	(18,555)	(16,754)	(51,130)	(52,770)
Share-based compensation expense	(1,604)	(1,507)	(6,799)	(8,717)
Interest expense, net of interest income	(31,050)	(29,889)	(102,692)	(124,015)
Earnings before provision for income taxes	$51,171	$46,698	$118,019	$87,962

(1)   Unallocated expenses consist of corporate and shared costs.

(2)   Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty.  This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as well as the Risk Factors section of that Annual Report, and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights For the First Nine Months of Fiscal Year 2009:

•                  Our same store sales increased by 1.6% for the nine months ended June 30, 2009;

•                  Our consolidated net sales for the nine months ended June 30, 2009, decreased by $15.5 million, or 0.8%, to $1,960.4 million compared to $1,976.0 million for the nine months ended June 30, 2008;

•                  Net sales reported for the nine months ended June 30, 2009, reflect approximately $72.9 million, or 3.7%, in negative impact from changes in foreign exchange rates;

•                  Our consolidated gross profit for the nine months ended June 30, 2009, increased $3.8 million, or 0.4%, to $923.5 million compared to $919.7 million for the nine months ended June 30, 2008. As a percentage of net sales, gross profit increased 60 basis points to 47.1% for the nine months ended June 30, 2009, compared to 46.5% for the nine months ended June 30, 2008;

•                  Our consolidated operating earnings for the nine months ended June 30, 2009, increased $8.7 million, or 4.1%, to $220.7 million compared to $212.0 million for the nine months ended June 30, 2008. As a percentage of net sales, operating earnings increased to 11.3% for the nine months ended June 30, 2009, compared to 10.7% for the nine months ended June 30, 2008;

•                  Net earnings increased $16.0 million, or 28.6%, to $72.1 million for the nine months ended June 30, 2009, compared to $56.1 million for the nine months ended June 30, 2008; and

•                  Cash provided by operations increased by $119.4 million to $164.0 million for the nine months ended June 30, 2009, compared to $44.6 million for the nine months ended June 30, 2008.

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,632 stores and supplied 189 franchised stores in North America, as well as in certain European countries, as of June 30, 2009. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 931 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the nine months ended June 30, 2009, our net sales and operating earnings were $1,960.4 million and $220.7 million, respectively.

We believe that Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of June 30, 2009, Sally Beauty Supply operated 2,853 company-operated retail stores and supplied 26 franchised stores (all located outside the U.S.). Of these stores, 2,330 are located in the U.S. (with the remainder in the United Kingdom and certain other countries in Europe, Canada, Puerto Rico and Mexico). Sally Beauty Supply stores average 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 5,000 and 8,000 SKUs of beauty products and includes products for hair care, skin and nail care, beauty sundries and electrical appliances targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise.

We believe that BSG is the largest full-service distributor of professional beauty supplies in the U.S.  As of June 30, 2009, BSG had 779 company-operated stores, supplied 163 franchised stores and had a sales force of approximately

931 professional distributor sales consultants selling exclusively to salons and salon professionals in substantially all states in the U.S. and in portions of Canada, Mexico and certain European countries. BSG stores average 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. The product selection in BSG stores, ranging between 4,000 and 9,600 SKUs of beauty products, includes hair care and color, skin and nail care, beauty sundries and electrical appliances targeting salons and salon professionals. BSG carries leading professional beauty product brands intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

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

•                  Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in December 2006, our largest supplier, L’Oreal, moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal acquired distributors competing with BSG in the southeastern and west coast of the U.S. and a supplier that does not currently do business with BSG.  As a result, L’Oreal directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG we could lose related revenue. There can be no assurance that there will not be further loss of revenue over time by BSG (including within its franchise-based business) due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Risk Factors - The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

•                  Relationships with Suppliers.   Sally Beauty Supply/BSG and their suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

•                  Opening New Stores.  Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S.- based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively. However, in response to economic conditions and to allow flexibility to capitalize on potential real estate revaluations in key locations, we have slowed our new store openings. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our financial condition or results of operations. Please see “Risk Factors — If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

•                  Changes to our information technology systems.  As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase.  For example, in fiscal year 2009, we are upgrading our distribution information systems (in connection with our capital spending program to consolidate warehouses, as discussed above), are upgrading our AS400 iSeries servers and are in the process of installing Hyperion software to enhance our financial reporting system. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations.  Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

Other Significant Items

Interest Rate Swap Agreements

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c)through the use of interest rate swaps by Sally Holdings.  The Company uses interest rate swaps as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to the term loans are impacted by changes in LIBOR. Interest rate swap agreements involve the periodic receipt by Sally Holdings of amounts based on a variable rate in exchange for Sally Holdings making payments based on a fixed rate over the term of the agreements without exchange of the underlying notional amount. At June 30, 2009, the Company did not purchase or hold any other derivative instruments or hold any derivative instruments for trading or speculative purposes.

Our counterparties in these transactions are deemed to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risks in the event of default by a counterparty. The current financial crisis affecting the banking systems and financial markets has resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity, which could expose us to an increased level of counterparty risk.  In the event that a counterparty defaults in its obligation under our interest rate swaps, we could incur substantial financial loss. At June 30, 2009, the aggregate fair value of all our interest rate swaps was a net liability of $19.7 million.

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

Additionally, effective in May 2008, Sally Holdings entered into two interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements are designated as effective hedges, consistent with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Adjustments to reflect the change in the fair values of these interest rate swap agreements are recorded in accumulated other comprehensive (loss) income, net of income tax, until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any ineffectiveness is recognized in net interest expense in our consolidated statements of earnings. Please see “Item 3—Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” and Note 14 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Results of Operations

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net sales	$673,337	$676,830	$1,960,424	$1,975,963
Cost of products sold and distribution expenses	355,492	361,764	1,036,923	1,056,304
Gross profit	317,845	315,066	923,501	919,659
Total other operating costs and expenses	235,624	238,479	702,790	707,682
Operating earnings	82,221	76,587	220,711	211,977
Interest expense, net	31,050	29,889	102,692	124,015
Earnings before provision for income taxes	51,171	46,698	118,019	87,962
Provision for income taxes	19,682	17,339	45,876	31,864
Net earnings	$31,489	$29,359	$72,143	$56,098

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2009 and 2008, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	52.8%	53.4%	52.9%	53.5%
Gross profit	47.2%	46.6%	47.1%	46.5%
Total other operating costs and expenses	35.0%	35.3%	35.8%	35.8%
Operating earnings	12.2%	11.3%	11.3%	10.7%
Interest expense, net	4.6%	4.4%	5.3%	6.3%
Earnings before provision for income taxes	7.6%	6.9%	6.0%	4.4%
Provision for income taxes	2.9%	2.6%	2.3%	1.6%
Net earnings	4.7%	4.3%	3.7%	2.8%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008(a)	2009	2008(a)
Net sales:
Sally Beauty Supply	$434,732	$427,965	$1,257,607	$1,243,594
BSG	238,605	248,865	702,817	732,369
Total	$673,337	$676,830	$1,960,424	$1,975,963
Gross profit	$317,845	$315,066	$923,501	$919,659
Gross profit margin	47.2%	46.6%	47.1%	46.5%
Selling, general and administrative expenses	$223,982	$226,673	$667,930	$672,303
Depreciation and amortization	$11,642	$11,806	$34,860	$35,379
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$76,748	$73,021	$212,413	$212,665
BSG	25,632	21,827	66,227	60,799
Segment operating profit	102,380	94,848	278,640	273,464
Unallocated expenses	(18,555)	(16,754)	(51,130)	(52,770)
Share-based compensation expense	(1,604)	(1,507)	(6,799)	(8,717)
Operating earnings	82,221	76,587	220,711	211,977
Interest expense, net of interest income	(31,050)	(29,889)	(102,692)	(124,015)
Earnings before provision for income taxes	$51,171	$46,698	$118,019	$87,962
Segment operating profit margin:
Sally Beauty Supply	17.7%	17.1%	16.9%	17.1%
BSG	10.7%	8.8%	9.4%	8.3%
Consolidated operating profit margin	12.2%	11.3%	11.3%	10.7%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			2,879	2,801
BSG			942	915
			3,821	3,716
Same store sales growth (b)
Sally Beauty Supply	3.2%	2.1%	1.7%	1.3%
BSG	0.6%	7.2%	1.2%	7.2%
Consolidated	2.6%	3.4%	1.6%	2.8%

(a)	Certain amounts for the prior fiscal year may have been reclassified to conform to the current year’s presentation.
(b)

Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our internet site has generated sales for at least 14 months and, accordingly, internet-based sales are included in same store sales for each of the periods ended June 30, 2009.

The Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended June30,
	2009	2008	Increase (Decrease)
Net sales:
Sally Beauty Supply	$434,732	$427,965	$6,767	1.6%
BSG	238,605	248,865	(10,260)	(4.1)%
Consolidated net sales	$673,337	$676,830	$(3,493)	(0.5)%

Gross profit:
Sally Beauty Supply	$224,752	$218,093	$6,659	3.1%
BSG	93,093	96,973	(3,880)	(4.0)%
Consolidated gross profit	$317,845	$315,066	$2,779	0.9%

Gross profit margin:
Sally Beauty Supply	51.7%	51.0%	0.7%
BSG	39.0%	39.0%	—
Consolidated gross profit margin	47.2%	46.6%	0.6%

Net Sales

Consolidated net sales decreased by $3.5 million, or 0.5%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $13.7 million, or 2.0%, to consolidated sales. Other sales channels experienced declines compared to the three months ended June 30, 2008. Sales through our BSG franchise-based businesses declined by approximately $2.5 million, or 0.4%, sales through our BSG distributor sales consultants declined approximately $9.5 million, or 1.4%, and sales through new stores declined approximately $4.4 million, or 0.6%, due to fewer store openings in the twelve-month period ended June 30, 2009, compared to the twelve-month period ended June 30, 2008. Consolidated net sales for the three months ended June 30, 2009, are inclusive of approximately $21.9 million in negative impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $6.8 million, or 1.6%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $10.0 million, or 2.3%, and sales through new stores declined approximately $1.4 million, or 0.3%, as a result of fewer store openings during the nine-month period ended June 30, 2009. Net sales for Sally Beauty Supply for the three months ended June 30, 2009, are inclusive of approximately $16.8 million in negative impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG decreased by $10.3 million, or 4.1%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. While company-operated stores that have been open for at least 14 months contributed an increase of approximately $3.6 million, or 1.5%, to net sales, other sales channels experienced declines compared to the three months ended June 30, 2008. Sales through our franchise-based businesses declined by approximately $2.5 million, or 1.0%, sales through distributor sales consultants declined approximately $9.5 million, or 3.8%, and sales through new stores declined approximately $2.9 million, or 1.2%. Net sales for BSG for the three months ended June 30, 2009 are inclusive of approximately $5.1 million in negative impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $2.8 million, or 0.9%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, principally due to higher sales volume and improved gross margins for the Sally Beauty Supply segment. This increase was partially offset by lower sales volume and lower gross margins for the BSG segment, as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $6.7 million, or 3.1%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, principally as a result of a shift in product and customer mix, recent marketing efforts and low-cost sourcing initiatives.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 51.7% for the three months ended June 30, 2009, compared to 51.0% for the three months ended June 30, 2008. This increase was the result of recent marketing efforts, low-cost sourcing initiatives and a shift in product mix (including an increase in sales of exclusive-label products and other higher-margin products).

Beauty Systems Group.  BSG’s gross profit decreased by $3.9 million, or 4.0%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, principally as a result of lower sales volume.  This decrease reflects unfavorable foreign currency transactions and softness in the BSG sales consultant businesses. BSG’s gross profit as a percentage of net sales was 39.0% for both the three months ended June 30, 2009 and the three months ended June 30, 2008.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased by $2.7 million, or 1.2%, to $224.0 million for the three months ended June 30, 2009, compared to $226.7 million for the three months ended June 30, 2008.   Selling, general and administrative expenses, as a percentage of net sales, were 33.3% for the three months ended June 30, 2009, compared to 33.5% for the three months ended June 30, 2008. This decrease was attributable to lower sales commissions of $1.1 million and favorable foreign currency transactions of $1.2 million, offset by higher advertising expenses in the Sally Beauty Supply segment of $1.9 million. Selling, general and administrative expense for the three months ended June 30, 2008 included approximately $1.3 million for BSG retention incentives for distributor sales consultants (resulting from the L’Oreal contractual changes reported during fiscal year 2007) and warehouse optimization expenses of approximately $1.3 million, with no similar expenses in the three months ended June 30, 2009.

Depreciation and Amortization

Consolidated depreciation and amortization decreased to $11.6 million for three months ended June 30, 2009, compared to $11.8 million for the three months ended June 30, 2008, due to a favorable impact from changes in foreign exchange rates, partially offset by the expenses associated with businesses acquired in the last twelve months and depreciation related to capital expenditures mainly in connection with store openings in both operating segments.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended June 30,
	2009	2008	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$76,748	$73,021	$3,727	5.1%
BSG	25,632	21,827	3,805	17.4%
Segment operating profit	102,380	94,848	7,532	7.9%
Unallocated expenses	(18,555)	(16,754)	1,801	10.7%
Share-based compensation expense	(1,604)	(1,507)	97	6.4%
Operating earnings	$82,221	$76,587	$5,634	7.4%

Consolidated operating earnings increased by $5.6 million, or 7.4%, to $82.2 million for three months ended June

30, 2009, compared to $76.6 million for the three months ended June 30, 2008. Operating earnings, as a percentage of net sales, were 12.2% for the three months ended June 30, 2009, compared to 11.3% for the three months ended June 30, 2008. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, as discussed below.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $3.7 million, or 5.1%, to $76.7 million for three months ended June 30, 2009, compared to $73.0 million for the three months ended June 30, 2008.  The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased same store sales volume and improved gross margins, partially offset by higher advertising costs of approximately $1.9 million and the incremental costs related to approximately 77 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended June 30, 2009.  Segment operating earnings, as a percentage of net sales, were 17.7% for the three months ended June 30, 2009, compared to 17.1% for the three months ended June 30, 2008. The increase in Sally Beauty Supply’s operating earnings as a percentage of segment net sales was primarily a result of gross margin improvements, partially offset by an increase in advertising costs as a percentage of segment sales and continued softer sales in some of the segment’s international operations.

Beauty Systems Group.  BSG’s segment operating earnings increased by $3.8 million, or 17.4%, to $25.6 million for the three months ended June 30, 2009, compared to $21.8 million for the three months ended June 30, 2008. Segment operating earnings, as a percentage of net sales, increased to 10.7% for the three months ended June 30, 2009, compared to 8.8% for the three months ended June 30, 2008. This increase was due to lower sales commissions and other segment selling and administrative costs, partially offset by the decline in segment sales and gross profit, as discussed above.

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments increased by $1.8 million, or 10.7%, to $18.6 million for the three months ended June 30, 2009, compared to $16.8 million for the three months ended June 30, 2008. This increase was due primarily to higher payroll related costs, professional fees and management information system upgrades, partially offset by favorable currency transactions resulting from intercompany notes not permanently invested.

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements was $1.6 million for the three months ended June 30, 2009 compared to $1.5 million for the three months ended June 30, 2008.

Net Interest Expense

Interest expense, net of interest income of $0.1 million, was $31.1 million for the three months ended June 30, 2009, compared to $29.9 million, net of interest income of $0.2 million, for the three months ended June 30, 2008.  The increase in interest expense was primarily attributable to a $5.1 million unfavorable change in the fair value of certain interest rate swaps (please see Note 8 of the Condensed Notes to Consolidated Financial Statements), partially offset by lower prevailing interest rates on our senior term loans and lower outstanding principal balances on our ABL facility and senior term loans.

Provision for Income Taxes

Provision for income taxes was $19.7 million during the three months ended June 30, 2009, compared to $17.3 million for the three months ended June 30, 2008.  Income taxes for the interim periods ended June 30, 2009 and 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective tax rate (excluding discrete items) is 38.4% for fiscal year 2009, compared to 36.0% for fiscal year 2008.  The increase in the estimated annual effective tax rate primarily relates to a reduction in earnings in low tax jurisdictions and a reduction in favorable permanent items triggered by lower foreign earnings.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $2.1 million, or 7.3%, to $31.5 million for the three months ended June 30, 2009, compared to $29.4 million for the three months ended June 30, 2008. Net earnings, as a percentage of net sales, were 4.7% for the three months ended June 30, 2009, compared to 4.3% for the three months ended June 30, 2008.

The Nine Months Ended June 30, 2009 compared to the Nine Months Ended June 30, 2008

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Nine Months Ended June 30,
	2009	2008	Increase (Decrease)
Net sales:
Sally Beauty Supply	$1,257,607	$1,243,594	$14,013	1.1%
BSG	702,817	732,369	(29,552)	(4.0)%
Consolidated net sales	$1,960,424	$1,975,963	$(15,539)	(0.8)%

Gross profit:
Sally Beauty Supply	$652,445	$636,969	$15,476	2.4%
BSG	271,056	282,690	(11,634)	(4.1)%
Consolidated gross profit	$923,501	$919,659	$3,842	0.4%

Gross profit margin:
Sally Beauty Supply	51.9%	51.2%	0.7%
BSG	38.6%	38.6%	—
Consolidated gross profit margin	47.1%	46.5%	0.6%

Net Sales

Consolidated net sales decreased by $15.5 million, or 0.8%, for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $46.0 million, or 2.3%, and sales through certain non-store sales channels contributed an increase of approximately $5.0 million, or 0.3%, to consolidated sales. Other sales channels experienced declines compared to the nine months ended June 30, 2008. Sales through our BSG franchise-based businesses declined by approximately $11.3 million, or 0.6%, sales through our BSG distributor sales consultants declined approximately $22.6 million, or 1.1%, and sales through new stores declined approximately $17.4 million, or 0.9%, due to fewer store openings in the twelve-month period ended June 30, 2009, compared to the twelve-month period ended June 30, 2008. In addition, incremental sales from businesses acquired in the preceding 12 months contributed $15.2 million less to our consolidated net sales for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008. Consolidated net sales for the nine months ended June 30, 2009, are inclusive of approximately $72.9 million in negative impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $14.0 million, or 1.1%, for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $31.8 million, or 2.6%, while our non-store sales channels contributed an increase of approximately $5.0 million, or 0.4%. Sales of businesses acquired in the preceding 12 months contributed $18.0 million less to the Sally Beauty Supply segment sales for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008 and sales through new stores declined approximately $4.8 million, or 0.4%. Net sales for Sally Beauty Supply for the nine months ended June 30, 2009, are inclusive of approximately $53.3 million in negative impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG decreased by $29.6 million, or 4.0%, for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008. While company-operated stores that have been open for at least 14 months contributed an increase of approximately $14.2 million, or 1.9%, to net sales, other sales channels experienced declines compared to the nine months ended June 30, 2008. Sales through our franchise-based businesses declined by approximately $11.3 million, or 1.5%, sales through distributor sales consultants declined approximately $22.6 million, or 3.1%, and sales through new stores declined approximately $12.7 million, or 1.7%.

Net sales for BSG for the nine months ended June 30, 2009, are inclusive of approximately $19.6 million in negative impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $3.8 million, or 0.4%, for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008, principally due to higher sales volume and improved gross margins for the Sally Beauty Supply segment. This increase was partially offset by lower sales volume and lower gross margins for the BSG segment, as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $15.5 million, or 2.4%, for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008, principally as a result of increased unit sales volume and improved margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 51.9% for the nine months ended June 30, 2009, compared to 51.2% for the nine months ended June 30, 2008. This increase was the result of recent marketing efforts, low-cost sourcing initiatives and a shift in product mix (including an increase in sales of exclusive-label products and other higher-margin products).

Beauty Systems Group.  BSG’s gross profit decreased by $11.6 million, or 4.1%, for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008, principally as a result of lower unit sales volume. BSG’s gross profit as a percentage of net sales was 38.6% for both the nine months ended June 30, 2009 and the nine months ended June 30, 2008.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased by $4.4 million, or 0.7%, to $667.9 million for the nine months ended June 30, 2009, compared to $672.3 million for the nine months ended June 30, 2008.   Selling, general and administrative expenses, as a percentage of net sales, were 34.1% for the nine months ended June 30, 2009, compared to 34.0% for the nine months ended June 30, 2008. The decrease in selling, general and administrative expenses reflects lower share-based compensation of $1.9 million, lower sales commissions of $4.0 million and a decrease in other unallocated corporate expenses as a result of cost-saving initiatives as well as favorable currency transactions resulting from intercompany notes not permanently invested of $1.6 million, partially offset by the incremental expenses related to businesses acquired in the last twelve months as well as to an increase in advertising expenses of approximately $3.5 million. Selling, general and administrative expense for the nine months ended June 30, 2008 included approximately $2.8 million for BSG retention incentives for distributor sales consultants (resulting from the L’Oreal contractual changes reported during fiscal year 2007) and warehouse optimization expenses of approximately $1.5 million, with no similar expenses in the nine months ended June 30, 2009.

Depreciation and Amortization

Consolidated depreciation and amortization decreased to $34.9 million for the nine months ended June 30, 2009, compared to $35.4 million for the nine months ended June 30, 2008, due to a favorable impact from changes in foreign exchange rates, partially offset by the expenses associated with businesses acquired in the last twelve months and depreciation related to capital expenditures mainly in connection with store openings in both operating segments.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Nine Months Ended June 30,
	2009	2008	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$212,413	$212,665	$(252)	(0.1)%
BSG	66,227	60,799	5,428	8.9%
Segment operating profit	278,640	273,464	5,176	1.9%
Unallocated expenses	(51,130)	(52,770)	(1,640)	(3.1)%
Share-based compensation expense	(6,799)	(8,717)	(1,918)	(22.0)%
Operating earnings	$220,711	$211,977	$8,734	4.1%

Consolidated operating earnings increased by $8.7 million, or 4.1%, to $220.7 million for the nine months ended June 30, 2009, compared to $212.0 million for the nine months ended June 30, 2008. Operating earnings, as a percentage of net sales, were 11.3% for the nine months ended June 30, 2009, compared to 10.7% for the nine months ended June 30, 2008. The increase in consolidated operating earnings was due primarily to an increase in BSG operating earnings and declines in unallocated expenses and share-based compensation expense, offset in part by a decline in the Sally Beauty Supply’s operating profits, as discussed below.  Consolidated operating earnings for the nine months ended June 30, 2009, are inclusive of approximately $1.2 million in negative impact from changes in foreign exchange rates.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased $0.3 million, or 0.1%, to $212.4 million for the nine months ended June 30, 2009, compared to $212.7 million for the nine months ended June 30, 2008.  The decrease in Sally Beauty Supply’s segment operating earnings was primarily a result of higher advertising costs of approximately $4.8 million and the incremental costs related to approximately 77 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the nine months ended June 30, 2009.  Segment operating earnings, as a percentage of net sales, were 16.9% for the nine months ended June 30, 2009, compared to 17.1% for the nine months ended June 30, 2008. The decrease in Sally Beauty Supply’s segment operating earnings as a percentage of segment net sales was primarily a result of higher advertising costs as a percentage of segment net sales and continued softer sales in some of the segment’s international operations.

Beauty Systems Group.  BSG’s segment operating earnings increased $5.4 million, or 8.9%, to $66.2 million for the nine months ended June 30, 2009, compared to $60.8 million for the nine months ended June 30, 2008. Segment operating earnings, as a percentage of net sales, were 9.4% for the nine months ended June 30, 2009, compared to 8.3% for the nine months ended June 30, 2008. This increase was due primarily to a decline in segment operating expenses resulting from cost-saving initiatives, partially offset by lower segment gross profit, as discussed above. BSG’s segment operating earnings also reflect, for the nine months ended June 30, 2008, approximately $2.8 million for retention incentives for distributor sales consultants (resulting from the L’Oreal contractual changes reported during fiscal year 2007). Segment operating earnings for the nine months ended June 30, 2009, are inclusive of approximately $1.7 million in negative impact from changes in foreign exchange rates.

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments decreased by $1.6 million, or 3.1%, to $51.1 million for the nine months ended June 30, 2009, compared to $52.8 million for the nine months ended June 30, 2008. This decrease was due primarily to lower corporate expenses resulting from cost-saving initiatives as well as to favorable currency transactions resulting from intercompany notes not permanently invested.

Share-based Compensation Expense. For the nine months ended June 30, 2009, total compensation cost charged against income for share-based compensation arrangements was $6.8 million, compared to $8.7 million for the nine months ended June 30, 2008. This decrease was due to a decline in the fair value per share of options awarded in the period ended June 30, 2009, compared to options awarded in the period ended June 30, 2008.  For the nine months ended June 30, 2009 and 2008, share-based compensation expense includes $2.0 million and $3.1 million, respectively, of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the 2007 Plan.  During the nine months ended June 30, 2009 and 2008, the Company granted to its employees and consultants approximately 2.7 million and 2.6 million stock options, respectively.

Net Interest Expense

Interest expense, net of interest income of $0.3 million, was $102.7 million for the nine months ended June 30, 2009, compared to $124.0 million, net of interest income of $0.6 million, for the nine months ended June 30, 2008.  The decrease in interest expense was primarily attributable to a $8.3 million favorable change in the fair value of certain interest rate swaps (please see Note 8 of the Condensed Notes to Consolidated Financial Statements) and to lower prevailing interest rates on our ABL and senior term loan facilities and lower outstanding principal balances on our senior term loans, partially offset by higher average outstanding borrowings under our ABL facility as discussed in “Liquidity and Capital Resources” below.

Provision for Income Taxes

Provision for income taxes was $45.9 million during the nine months ended June 30, 2009, compared to $31.9 million for the nine months ended June 30, 2008.  Income taxes for the interim periods ended June 30, 2009 and June 30, 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective tax rate (excluding discrete items) is 38.4% for fiscal year 2009, compared to 36.0% for fiscal year 2008.  The increase in the estimated annual effective tax rate primarily relates to a reduction in earnings in low tax jurisdictions and a reduction in favorable permanent items triggered by lower foreign earnings.

For the nine months ended June 30, 2009, the actual tax rate exceeds the estimated annual effective tax rate because of losses recorded in the nine months ended June 30, 2009 for entities for which a valuation allowance is required.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $16.0 million, or 28.6%, to $72.1 million for the nine months ended June 30, 2009, compared to $56.1 million for the nine months ended June 30, 2008. Net earnings, as a percentage of net sales, were 3.7% for the nine months ended June 30, 2009, compared to 2.8% for the nine months ended June 30, 2008.

Financial Condition

June 30, 2009 Compared to September 30, 2008

Working capital (current assets less current liabilities) at June 30, 2009 was $420.5 million, compared to $367.2 million at September 30, 2008, representing an increase of $53.3 million. The ratio of current assets to current liabilities was 2.20 to 1.00 at June 30, 2009, compared to 1.84 to 1.00 at September 30, 2008. The increase in working capital reflects a decrease of $87.6 million in current liabilities and a $34.3 million decrease in current assets.  The decrease in current assets as of June 30, 2009 includes a $38.6 million reduction in inventory levels.  The decrease in current liabilities as of June 30, 2009, was primarily the result of a decrease in current maturities of long-term debt of $99.3 million.

Inventories decreased $38.6 million to $559.6 million at June 30, 2009, compared to $598.2 million at September 30, 2008 due primarily to efforts to right-size inventory levels (including through lower purchases by us) during the period ended June 30, 2009, in response to the current economic slowdown and to the effect of foreign currency translation adjustments of approximately $8.4 million.

Current maturities of long-term debt decreased by $99.3 million to $1.3 million at June 30, 2009, compared to $100.6 million at September 30, 2008 due primarily to the repayment of $75.0 million of borrowings under our ABL facilities. In addition, this decrease reflects the current portion of certain repayments of principal under our senior term loan facilities made during the nine months ended June 30, 2009 (please see Liquidity and Capital Resources below).

Other liabilities increased by $7.7 million to $31.4 million at June 30, 2009, compared to $23.7 million at September 30, 2008 due primarily to a change in the fair value of certain of our interest rate swaps.

Total stockholders’ deficit decreased by $52.3 million as a result of net earnings of $72.1 million and an increase in additional paid-in capital of $7.2 million resulting from share-based compensation expense and the exercise of stock options for the nine months ended June 30, 2009, partially offset by cumulative translation adjustments of $17.9 million and deferred losses on interest rate swaps, net of income taxes, of $9.2 million.

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

During the nine months ended June 30, 2009, the Company made scheduled payments in the aggregate amount of $6.1 million on its senior term loans.

The senior term loan facilities may be prepaid at the option of Sally Holdings at any time without premium or penalty and are subject to mandatory repayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year unless a specified leverage ratio is met. In January 2009, the Company made a mandatory repayment on the senior term loan facilities in the amount of $16.7 million. Amounts paid pursuant to said provision may be applied, at the option of Sally Holdings, against minimum loan repayments otherwise required of it over the twelve-month period following any such payment under the terms of the loan agreement.

During the nine months ended June 30, 2009, the Company also made optional repayments in the aggregate amount of $25.0 million on its senior term loans. In addition, in May 2009, the Company repurchased $5.0 million in par value of its 10.5% senior subordinated notes (due in November 2016) for approximately $5.0 million, plus accrued interest. In connection with the mandatory and optional repayments made during the nine months ended June 30, 2009, the Company recorded losses on extinguishment of debt in the aggregate amount of $0.7 million, which are included in net interest expense in the Company’s consolidated statements of earnings.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance anticipated capital expenditures and potential acquisitions over the next 12 months.

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

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the nine months ended June 30, 2009, have varied in amounts of up to $20.0 million, with total amounts outstanding ranging from zero up to $120.0 million. The amounts drawn are generally paid down with cash provided by our operating activities.

As of June 30, 2009, Sally Holdings had $326.5 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We may from time to time repurchase or otherwise retire our debt (through our subsidiaries) and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases of our notes, prepayments of our term loans or other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

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

Under the agreements and indentures governing the term loan facilities and the notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of June 30, 2009, its consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

The agreements governing our ABL facility generally permit the making of distributions and certain other restricted payments so long as borrowing availability under the facility equals or exceeds $60 million. If borrowing availability falls below this amount, Sally Holdings may nevertheless make restricted payments to us in the aggregate since the date of the Separation Transactions, together with the aggregate cash amount paid in acquisitions since said date, of not greater than $50 million, together with certain other exceptions.  As of June 30, 2009, borrowing availability under the ABL facility exceeded $60 million. As of June 30, 2009, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $213.6 million, subject to certain adjustments.

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the nine months ended June 30, 2009 and 2008. Historically, our primary use of cash has been for acquisitions and capital expenditures. The following table shows our sources and uses of funds for the nine months ended June 30, 2009 and 2008 (in thousands):

	Nine Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$163,987	$44,633
Net cash used by investing activities	(28,130)	(83,673)
Net cash (used) provided by financing activities	(129,484)	33,590
Effect of foreign exchange rates on cash and cash equivalents	(219)	902
Net increase (decrease) in cash and cash equivalents	$6,154	$(4,548)

Net Cash Provided by Operating Activities

Net cash provided by operating activities, which excludes cash used for acquisitions completed during the period, during the nine months ended June 30, 2009, increased by $119.4 million to $164.0 million, compared to $44.6 million during the nine months ended June 30, 2008. The increase was primarily due to a reduction of approximately $60.8 million in inventory levels, an increase in accounts payable and accrued expenses of approximately $63.0 million and an improvement of approximately $16.0 million in earnings, partially offset by a decrease in other liabilities of $15.3 million for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008.

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2009, decreased by $55.5 million to $28.1 million, compared to $83.7 million during the nine months ended June 30, 2008.  This decrease was primarily due to $9.4 million less in capital expenditures (primarily as a result of fewer store openings) and a reduction of $46.2 million in cash used for acquisitions for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008.

Net Cash (Used) Provided by Financing Activities

Net cash (used) provided by financing activities during the nine months ended June 30, 2009, decreased by $163.1 million to cash used of $129.5 million, compared to cash provided of $33.6 million during the nine months ended June 30, 2008.  The decrease was primarily due to net borrowings of $40.9 million under Sally Holdings’ ABL facility during the nine months ended June 30, 2008, compared to net repayments of $75.0 million during the nine months ended June 30, 2009. In addition, during the nine months ended June 30, 2009, the Company made scheduled payments in the aggregate amount of $6.1 million, a mandatory repayment in the amount of $16.7 million and optional repayments in the aggregate amount of $25.0 million on its term loan facilities and the Company repurchased $5.0 million in par value of its senior subordinated notes (please see Liquidity and Capital Resources above).

Capital Requirements

For fiscal year 2009, we anticipate total capital expenditures in the range of approximately $37.0 million to $39.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion and/or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2008.

Off-Balance Sheet Financing Arrangements

We had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs which totaled $12.5 million and $12.1 million at June 30, 2009 and September 30, 2008, respectively.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before the financial statements are issued. This statement requires the disclosure, among other things, of the date through which an entity has evaluated subsequent events and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 must be applied prospectively for interim and annual periods ended after June 15, 2009.

Accordingly, the Company adopted the provisions of SFAS 165 effective for the quarter ended June 30, 2009. In connection therewith, the Company has evaluated all material transactions and events through August 05, 2009, the date this Quarterly Report was filed with the SEC.

The Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”) effective on January 1, 2009. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 amended and expanded those disclosures to also require qualitative disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features contained in the derivative instruments.  SFAS 161 also requires companies to disclose information about how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance and cash flows, including the location and amounts of derivative instruments in the entity’s financial statements.

As required by SFAS 133, as amended, the Company records all derivative instruments on its balance sheet at fair value.  The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative, whether the Company has elected to designate a derivative instrument in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the impact on earnings of the hedged transaction or transactions. The Company may from time to time enter into derivative contracts that are intended to hedge certain economic risks even though hedge accounting does not apply or the Company elects not to apply hedge accounting to such derivative contracts. Please see Note 8 for more details about the Company’s derivative instruments and hedging activities as of June 30, 2009.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including interest rate swaps. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the valuation hierarchy. In accordance with SFAS 157, the Company categorized certain of its financial assets and liabilities based on priority of the inputs to the valuation technique for the instruments, as follows (in thousands):

	As of June 30, 2009
	Total	Level 1	Level 2	Level 3
Liabilities
Long-term debt (1)	$1,630,195		$1,630,195
Hedged interest rate swaps (1)	13,759		13,759
Non-hedged interest rate swaps (1)	5,940		5,940
Total	$1,649,894		$1,649,894

(1) Interest rate swaps are valued using internal models based on market observable inputs, including market interest rates.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FAS No. 107-1/APB 28-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the following pronouncements on our consolidated financial statements:

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“SFAS 168”). SFAS 168 identifies the previously issued accounting standards that are considered authoritative generally accepted accounting principles in the U.S., repeals SFAS No. 162, The Hierarchy of Generally Accounting Principles and replaces all previously issued accounting pronouncements of the FASB, and its predecessor rule-making bodies, with the FASB Accounting Standards Codification. SFAS 168 is effective prospectively for reporting periods ending after September 15, 2009.

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

In April 2009, the FASB issued FSP-FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FAS 141(R)-1”). This FSP amends and clarifies SFAS 141R and applies to assets acquired and liabilities assumed that arise from contingencies in a business combination.  FAS 141(R)-1 must also be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, euro and Mexican peso. Our various currency exposures at times offset each other providing a natural hedge against currency risk. While fluctuations in the U.S. dollar exchange rates had a negative impact on reported consolidated sales of approximately $72.9 million, for the nine months ended June 30, 2009, such fluctuations did not have a material effect on our financial condition and net earnings for the three and nine month periods ended June 30, 2009 and 2008. Although we may use derivative financial instruments to manage foreign currency exchange rate risk from time to time, none were used as of June 30, 2009 and 2008 or for the interim periods then ended.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the term loans and the ABL facility. Based on the approximately $1.0 billion of aggregate borrowings under the Company’s term loans and the ABL facility as of June 30, 2009, a change in the estimated interest rate up or down by 1/8% would increase or decrease earnings before provision for income taxes by approximately $1.3 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

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

Effective in November 2006, we entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and interest rate swap agreements with a notional amount of $350 million expire in November 2009. The agreements outstanding at June 30, 2009 enable us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest rates ranging from 7.19% to 7.44%. These interest rate swap agreements do not currently qualify as hedges and, therefore, the change in the fair value of these interest rate swap agreements, which are adjusted quarterly, are recorded in net interest expense in the Company’s results of operations. As discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, changes in the fair value of these interest rate swap agreements are mainly driven by interest rate changes and will increase or decrease our net interest expense and may therefore affect our earnings.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2009, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries as of June 30, 2009. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

On February 25, 2008, we disclosed in a Current Report on Form 8-K that on February 21, 2008, L’Oreal filed a lawsuit in the Superior Court of the State of California in and for the County of San Diego — Central Division naming, among others, SD Hair, Ltd. and Hair of Nevada, LLC (collectively, “SD Hair”), franchisees of our subsidiary Armstrong McCall division (“AMLP”) of our BSG business unit, as defendants.  The suit alleged, among other things, that SD Hair breached its franchise agreement with AMLP by diverting (selling) Matrix branded products to unauthorized buyers, and that L’Oreal is entitled to make claims against SD Hair under the franchise agreement as a third-party beneficiary of that agreement.  On March 24, 2008, SD Hair filed a cross-complaint in the same case naming AMLP and BSG as cross-defendants, seeking, among other things, i) declaratory relief from BSG and AMLP in the form of a judicial finding that SD Hair is not in breach of its franchise agreement and that L’Oreal has no rights as a third-party beneficiary to SD Hair’s franchise agreement, and ii) injunctive relief in the form of a judicial order compelling AMLP and BSG to take appropriate legal action against L’Oreal to enforce SD Hair’s claimed rights under AMLP’s Matrix distribution agreement.  We have answered the cross-complaint and the lawsuit has been set for a jury trial in November of 2009.

On July 30, 2009, we disclosed in a Current Report on Form 8-K that L’Oreal filed a Second Amended Complaint in connection with the previously disclosed lawsuit described above.  The Second Amended Complaint alleges, among other things, that AMLP, certain of its employees and others were involved in selling Matrix branded products to unauthorized buyers and that certain of its employees (and others) engaged in improper business transactions for personal benefit during 2005 through 2007.  L’Oreal seeks money damages, certain injunctive relief and a declaration that L’Oreal is entitled to terminate the 1981 Matrix Distributor Agreement now in effect between L’Oreal and AMLP.  None of the employees involved in the allegations are executive officers of the Company.  Substantially all of these allegations were made known by L’Oreal to the Company prior to the filing of the Second Amended Complaint.   L’Oreal also provided the Company with documents allegedly supporting the allegations.

As a result of these allegations made by L’Oreal, many of which are incorporated into the Second Amended Complaint, the Audit Committee of the Board of Directors of the Company engaged independent special counsel to investigate whether certain employees engaged in improper business transactions for personal benefit.  After extensive review, the Audit Committee and independent special counsel found insufficient evidence to support a conclusion that Company employees entered into improper transactions for personal benefit.  The Company intends to file its response to the Second Amended Complaint and to vigorously defend itself in the lawsuit.

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
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated by reference from Exhibit 2.02 to the Company’s Current Report on Form 8-K filed on October 30, 2006

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated by reference from Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on October 30, 2006

3.1

Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006

3.2

Third Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated October 23, 2008, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2008

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated by reference from Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.4

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.5.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.11

Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.12

U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated by reference from Exhibit 4.6.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.13

Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. and certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated by reference from Exhibit 4.6.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.14

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 22, 2006

10.1

Release and Separation Agreement by and between Sally Beauty Holdings, Inc. and Walter Richard Dowd, which is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2009

10.2	Form of Option Exercise Period Extension Agreement for Retired Executives, which is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2009

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty*

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

Date: August 5, 2009

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer