Form 10-Q
period 2009-12-31
Sally Beauty Holdings, Inc.
filed 2010-02-04
CIK 1368458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2009

-OR-

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-33145

SALLY BEAUTY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2257936
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

3001 Colorado Boulevard
Denton, Texas	76210
(Address of principal executive	(zip code)
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

As of January 31, 2010, there were 182,295,672 shares of the issuer’s common stock outstanding.

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

Cautionary Notice Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions may also identify such forward-looking statements.

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

•                  product diversion;

•                  the operational and financial performance of our Armstrong McCall, L.P. (“Armstrong McCall”) business;

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

•                  the voting power of our largest stockholder discouraging third-party acquisitions of us at a premium; and

•                  the interests of our largest stockholder differing from the interests of other holders of our common stock.

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission. The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

WHERE YOU CAN FIND MORE INFORMATION

Sally Beauty’s quarterly financial results and other important information are available by calling the Investor Relations Department at (940) 297-3877.

Sally Beauty maintains a website at www.sallybeauty.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC.  The information contained on this website does not constitute part of this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following are our consolidated balance sheets as of December 31, 2009 and September 30, 2009, and our consolidated statements of earnings and our consolidated statements of cash flows for the three months ended December 31, 2009 and 2008.  In November 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of Sally Beauty Holdings, Inc. in connection with our separation from Alberto-Culver.  In these financial statements and elsewhere in this Quarterly Report on Form 10-Q, we refer to these transactions as the Separation Transactions.  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for additional information about the Separation Transactions.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2009	2008
Net sales	$704,851	$645,576
Cost of products sold and distribution expenses	371,637	342,032
Gross profit	333,214	303,544
Selling, general and administrative expenses	250,771	225,528
Depreciation and amortization	11,889	11,747
Operating earnings	70,554	66,269
Interest expense, net	28,480	39,673
Earnings before provision for income taxes	42,074	26,596
Provision for income taxes	15,948	10,537
Net earnings	$26,126	$16,059

Net earnings per share:
Basic	$0.14	$0.09
Diluted	$0.14	$0.09

Weighted average shares:
Basic	181,889	181,578
Diluted	183,841	182,985

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	December 31, 2009	September 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,789	$54,447
Trade accounts receivable, less allowance for doubtful accounts of $2,459 at December 31, 2009 and $2,266 at September 30, 2009	44,434	43,649
Other receivables	36,291	24,090
Inventories	579,220	559,689
Prepaid expenses	20,341	18,492
Deferred income tax assets	15,578	15,551
Total current assets	727,653	715,918
Property and equipment, net of accumulated depreciation of $274,176 at December 31, 2009 and $265,329 at September 30, 2009	165,447	151,252
Goodwill	488,874	494,135
Intangible assets, net of accumulated amortization of $26,268 at December 31, 2009 and $24,357 at September 30, 2009	98,965	78,685
Other assets	48,763	50,742
Total assets	$1,529,702	$1,490,732
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$26,476	$24,517
Accounts payable	196,501	193,592
Accrued expenses	128,980	154,162
Income taxes	15,078	1,914
Total current liabilities	367,035	374,185
Long-term debt	1,664,712	1,653,013
Other liabilities	42,647	43,586
Deferred income tax liabilities	35,500	33,599
Total liabilities	2,109,894	2,104,383
Stock options subject to redemption	1,800	1,800
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 400,000 shares; 182,308 and 182,189 shares issued and 181,899 and 181,858 shares outstanding at December 31, 2009 and September 30, 2009, respectively	1,819	1,819
Additional paid-in capital	640,517	635,519
Retained deficit	(1,210,732)	(1,236,858)
Treasury stock, 14 and 6 shares at December 31, 2009 and September 30, 2009, respectively, at cost	(89)	(33)
Accumulated other comprehensive loss	(13,507)	(15,898)
Total stockholders’ deficit	(581,992)	(615,451)
Total liabilities and stockholders’ deficit	$1,529,702	$1,490,732

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net earnings	$26,126	$16,059
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,889	11,747
Share-based compensation expense (net of deferred tax benefit of $1,838 in 2009 and $1,378 in 2008)	3,150	2,233
Amortization of deferred financing costs	2,043	2,103
Excess tax (benefit) shortfall from share-based compensation	(8)	111
Net gain on disposal of leaseholds and other property	(20)	(2)
Deferred income taxes	3,180	612
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	11,995	2,927
Other receivables	(12,558)	(9,694)
Inventories	(7,279)	9,850
Prepaid expenses	(1,156)	403
Other assets	(210)	45
Accounts payable and accrued expenses	(29,095)	(5,556)
Income taxes	11,324	6,999
Other liabilities	409	(6,803)
Net cash provided by operating activities	19,790	31,034
Cash Flows from Investing Activities:
Capital expenditures	(12,112)	(8,400)
Proceeds from sale of property and equipment	45	32
Acquisitions, net of cash acquired	(30,389)	(1,755)
Net cash used by investing activities	(42,456)	(10,123)
Cash Flows from Financing Activities:
Change in book cash overdraft	—	(1,633)
Proceeds from issuance of long-term debt	98,000	82,638
Repayments of long-term debt	(98,357)	(89,021)
Proceeds from exercises of stock options	2	252
Excess tax benefit (shortfall) from share-based compensation	8	(111)
Purchase of treasury stock	(56)	—
Net cash used by financing activities	(403)	(7,875)
Effect of foreign exchange rate changes on cash and cash equivalents	411	(207)
Net (decrease) increase in cash and cash equivalents	(22,658)	12,829
Cash and cash equivalents, beginning of period	54,447	99,788
Cash and cash equivalents, end of period	$31,789	$112,617

Supplemental Cash Flow Information:
Cash paid for:
Interest	$48,303	$57,732
Income taxes	$3,278	$4,384

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty and its consolidated subsidiaries sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores in the U.S., Puerto Rico, Mexico, Canada, Chile, Belgium, France, Italy, the United Kingdom and certain other countries in Europe. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern U.S. and in Mexico through the operations of its subsidiary Armstrong McCall. Certain beauty products sold by BSG and Armstrong McCall are sold through exclusive territory agreements with the manufacturers of the products.

Sally Beauty was formed in June 2006, and became the accounting successor company to Sally Holdings upon the completion of the Separation Transactions. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for more information about the Separation Transactions.

Basis of Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position as of December 31, 2009 and September 30, 2009, and the consolidated results of operations and the consolidated cash flows for the three months ended December 31, 2009 and 2008.

All references in these notes to “management” are to the management of Sally Beauty. All references in these notes to the “Company” are to Sally Beauty.

2.   Significant Accounting Policies

Accounting Principles

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The Company adheres to the same accounting policies in the preparation of its interim financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full year assumptions. Such amounts are expensed in full in the year incurred.  For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

The results of operations for these interim periods are not necessarily indicative of the results that may be expected for any future interim period or the entire fiscal year.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 855, Subsequent Events (“ASC 855”) during the third quarter of the fiscal year 2009. ASC 855 establishes standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before the financial statements are issued, and requires the disclosure, among other things, of the date through which an entity has evaluated subsequent events. In connection therewith, the Company has evaluated all material transactions and events through February 03, 2010, the last full business day before this Quarterly Report was filed with the SEC.

The Company’s financial instruments consist of cash and cash equivalents, trade and other accounts receivable, accounts payable, interest rate swap agreements, foreign currency options and long-term debt. There were no

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

significant changes in the methods and significant assumptions used to estimate the fair value of the Company’s financial instruments since September 30, 2009.

The carrying amounts of cash and cash equivalents, trade and other accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The aggregate fair value of the interest rate swap agreements held at December 31, 2009 was a net liability of $14.0 million included in other liabilities in the Company’s consolidated balance sheet. Fair value amounts reported for these agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions.

The aggregate fair value of all foreign currency option agreements held at December 31, 2009 was a net asset of $0.1 million included in prepaid expenses in the Company’s consolidated balance sheet. Fair value amounts reported for these agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. Please see Note 8 for more information about the Company’s foreign currency options.

At December 31, 2009, the fair value of the Company’s long-term debt (including capital leases) was approximately $1,685.2 million, while the carrying amount in the Company’s consolidated balance sheet was $1,691.2 million. The fair values of the Company’s long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

As required by ASC 815, Derivatives and Hedging, as amended, the Company records all derivative instruments on its balance sheet at fair value.  The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative, whether the Company has elected to designate a derivative instrument in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the impact on earnings of the hedged transaction or transactions. The Company may from time to time enter into derivative contracts that are intended to hedge certain economic risks even though hedge accounting does not apply or the Company elects not to apply hedge accounting to such derivative contracts. Please see Note 8 for more details about the Company’s derivative instruments and hedging activities as of December 31, 2009.

In the fiscal year 2009, the Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to its financial instruments.  ASC 820, as amended, establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.  The three levels of that hierarchy are defined as follows:

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

The Company measures certain financial instruments at fair value on a recurring basis, including interest rate swaps and foreign currency options. In accordance with ASC 820, the Company categorized certain of its financial assets and liabilities based on priority of the inputs to the valuation technique for the instruments, as follows at December 31, 2009 (in thousands):

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency options (b)	$131		$131
Total assets	$131		$131

Liabilities
Long-term debt (a)	$1,685,198	$739,106	$946,092
Hedged interest rate swaps (b)	14,004	—	14,004
Total liabilities	$1,699,202	$739,106	$960,096

(a)          Long-term debt, which is carried at amortized cost in the Company’s financial statements, is valued using internal models based on market observable inputs, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using quoted market prices for such debt securities.

(b)         Interest rate swaps and foreign currency options are valued using internal models based on market observable inputs, including market interest rates and foreign currency exchange rates, as appropriate. Please see Note 8 for more information about the Company’s foreign currency options.

The Company categorized certain of its financial assets and liabilities based on priority of the inputs to the valuation technique for the instruments, as follows at September 30, 2009 (in thousands):

	As of September 30, 2009
	Total	Level 1	Level 2	Level 3
Liabilities
Long-term debt (a)	$1,655,076	$727,719	$927,357
Hedged interest rate swaps (b)	15,365	—	15,365
Non-hedged interest rate swaps (b)	2,356	—	2,356
Total liabilities	$1,672,797	$727,719	$945,078

(a)          Long-term debt, which is carried at amortized cost in the Company’s financial statements, is valued using internal models based on market observable inputs, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using quoted market prices for such debt securities.

(b)         Interest rate swaps are valued using internal models based on market observable inputs, including market interest rates.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the accounting standards for business combinations. This new standard (currently contained in ASC 805, Business Combinations (“ASC 805”)), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaced the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  This new standard further requires that acquisition-related costs be recognized separately from the related acquisition. This standard must be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008 and, accordingly, the Company adopted it during the first quarter of the fiscal year 2010. Selling, general and administrative expenses for the three months ended December 31, 2009, includes approximately $0.4 million of expenses related to acquisitions.

In April 2008, the FASB amended ASC 350, Intangibles and Other (“ASC 350”). This new accounting standard, currently contained in ASC 350-30-35, specifically amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this amendment is to improve the consistency between the useful life of a recognized intangible asset and the period

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

of expected cash flows used to measure the fair value of the asset. This new standard is effective for fiscal years beginning after December 15, 2008 and, accordingly, the Company adopted it during the first quarter of the fiscal year 2010. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update 2009-05 which amended ASC 820 as it relates to the measurement of liabilities at fair value, effective for interim reporting periods beginning after August 26, 2009. More specifically, this amendment provided clarification for liabilities in which a quoted price in an active market for an identical liability is not available. The Company adopted this amendment during the first quarter of the fiscal year 2010. The adoption of this amendment did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the following pronouncement on our consolidated financial statements:

In January 2010, the FASB issued Accounting Standards Update 2010-06 which amends ASC 820 as it relates to certain disclosures of fair value measurements. The new standard will require, among other things, (a) disclosure of the sensitivity of an entity’s fair value measurements using Level 3 inputs to changes in such inputs, (b) a reconciliation of changes in such fair value measurements and (c) disclosure of transfers between fair value measurements using Level 1 and 2 inputs, if any. The new standard is effective for interim reporting periods beginning after December 15, 2009.

3.  Net Earnings Per Share

Basic net earnings per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted net earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2009	2008
Net earnings	$26,126	$16,059
Total weighted-average basic shares	181,889	181,578
Dilutive securities:
Stock option and stock award programs	1,952	1,407
Total weighted-average diluted shares	183,841	182,985
Earnings per share:
Basic	$0.14	$0.09
Diluted	$0.14	$0.09

At December 31, 2009, options to purchase 9,234,891 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options’ exercise prices, ranging from $7.42 to $9.66, were greater than the average market price per share of the Company’s common stock during the three month period ended on December 31, 2009. At December 31, 2008, options to purchase 9,398,497 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options’ exercise prices, ranging from $5.24 to $9.66, were greater than the average market price per share of the Company’s common stock during the three month period ended on December 31, 2008.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

4.   Accumulated Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments and deferred gain (loss) on interest rate swaps as follows (in thousands):

	Three Months Ended December 31,
	2009	2008
Net earnings	$26,126	$16,059
Other comprehensive income (loss) adjustments:
Foreign currency translation adjustments (a)	1,558	(32,283)
Deferred gain (loss) on interest rate swaps (b)	833	(10,873)
Comprehensive income (loss)	$28,517	$(27,097)

(a)          There were no income tax amounts related to foreign currency translation adjustments recorded in other comprehensive income (loss) for the three months ended December 31, 2009 and 2008.

(b)         Amounts are net of income tax expense of $0.5 million and net of income tax benefit of $7.0 million for the three months ended December 31, 2009 and 2008, respectively.

The components of accumulated other comprehensive (loss) income as of December 31, 2009 and September 30, 2009 are as follows (in thousands):

	As of December 31, 2009			As of September 30, 2009
	Amount Before Tax	Deferred Tax	Net Amount	Amount Before Tax	Deferred Tax	Net Amount
Cumulative foreign currency translation adjustments	$(4,937)	—	$(4,937)	$(6,495)	—	$(6,495)
Deferred (losses) gains on interest rate swaps (a)	(14,004)	5,434	(8,570)	(15,365)	5,962	(9,403)
Total accumulated other comprehensive (loss) income	$(18,941)	$5,434	$(13,507)	$(21,860)	$5,962	$(15,898)

(a)          See Note 8 for more information about our interest rate swaps.

5.   Share-Based Payments

The Company accounts for stock option and stock awards, which include share-based payment plans in accordance with ASC 718, Compensation — Stock Compensation. Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date, and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. During its fiscal year 2007, the Company adopted the Sally Beauty Holdings 2007 Omnibus Incentive Plan (the “2007 Plan”), a share-based compensation plan which allows for the issuance of up to 10.0 million shares of the Company’s common stock.

The Company granted approximately 2.8 million and 2.7 million stock options to its employees and consultants during the three months ended December 31, 2009 and 2008, respectively. During the three months ended December 31, 2009, the Company granted 2.3 million stock options under the  2007 Plan and 0.5 million stock options under the Alberto-Culver Company Employee Stock Option Plan of 2003 (the “2003 Plan”). Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $2.5 million and $2.0 million in the first quarter of fiscal years 2010 and 2009, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms contained in both the 2007 Plan and the 2003 Plan.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements and the related tax benefits recognized in our statements of earnings (in thousands):

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

	Three Months Ended December 31,
	2009	2008
Share-based compensation expense	$4,988	$3,611
Income tax benefit related to share-based compensation expense	$1,838	$1,378

Stock Options

Each option has an exercise price that equals 100% of the market price of the Company’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are generally subject to forfeiture until the four year vesting period is complete, subject to certain retirement provisions contained in both the 2007 Plan and the 2003 Plan.

The following table presents a summary of the activity for the Company’s stock option plans for the three months ended December 31, 2009:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Outstanding	Average	Contractual	Intrinsic
	Options (in	Exercise	Term (in	Value (in
	Thousands)	Price	Years)	Thousands)
Outstanding at September 30, 2009	10,159	$7.43	7.7	$10,678
Granted	2,807	7.42
Exercised	—	—
Forfeited or expired	(4)	8.88
Outstanding at December 31, 2009	12,962	$7.42	7.9	$13,378

Exercisable at December 31, 2009	6,034	$7.52	6.9	$8,050

The following table summarizes information about stock options under the Company’s option plans at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average		Number
	Outstanding	Remaining	Weighted	Exercisable	Weighted
Range of	at December	Contractual	Average	at December	Average
Exercise	31, 2009 (in	Term (in	Exercise	31, 2009 (in	Exercise
Prices	Thousands)	Years)	Price	Thousands)	Price
$2.00	1,144	4.5	$2.00	1,144	$2.00
$5.24 – 9.66	11,818	8.3	7.95	4,890	8.81
Total	12,962	7.9	$7.42	6,034	$7.52

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

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Three Months Ended December 31,
	2009	2008
Expected lives (in years)	5.0	5.0
Expected volatility	64.4%	47.9%
Risk-free interest rate	2.4%	2.6%
Dividend yield	0.0%	0.0%

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

The weighted average fair value of the stock options issued to the Company’s grantees at the date of grant, in the three months ended December 31, 2009 and 2008 was $4.13 and $2.33 per option, respectively. Option exercises during the three months ended December 31, 2009, were not material.

At December 31, 2009, approximately $16.0 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.8 years.

Stock Awards

Restricted Stock Awards

A restricted stock award is an award of shares of the Company’s common stock (which have full voting rights but are restricted with regard to sale or transfer), the restrictions over which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions contained in both the 2007 Plan and the 2003 Restricted Stock Plan.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The following table presents a summary of the activity for the Company’s restricted stock awards for the three months ended December 31, 2009:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2009	331	$7.45	3.3
Granted	118	7.42
Vested	(40)	7.00
Forfeited	—	—
Unvested at December 31, 2009	409	$7.48	3.8

At December 31, 2009, approximately $2.6 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.8 years.

Restricted Stock Units (“RSUs”)

The Company currently grants RSUs which generally vest less than one year from the date of grant pursuant to the 2007 Plan. To date, the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of common stock of the Company.  Upon vesting, such RSUs are retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs.

The Company expenses the cost of the RSUs (which is determined to be the fair value of the RSUs at the date of grant) on a straight-line basis over the vesting period (generally less than one year). For these purposes, the fair value of the RSU is determined based on the closing price of the Company’s common stock on the grant date.

The following table presents a summary of the activity for the Company’s RSUs for the three months ended December 31, 2009:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2009	—	$—	—
Granted	66	7.42
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2009	66	$7.42	0.8

At December 31, 2009, approximately $0.4 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.8 years.

6.     Goodwill and Other Intangibles

During the three months ended December 31, 2009, intangible assets subject to amortization in the amount of $22.2 million were recorded in connection with the September 30, 2009 acquisition of Schoeneman Beauty Supply, Inc. This amount was previously reported in Goodwill pending the valuation of the assets acquired. Please see Note 17 to our financial statements contained in Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The change in the carrying amounts of goodwill by operating segment for the three months ended December 31, 2009 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2009	$73,208	$420,927	$494,135
Additions and purchase price adjustments (a)	18,169	(1,953)	16,216
Reclassifications	—	(22,200)	(22,200)
Foreign currency translation	(33)	756	723
Balance at December 31, 2009	$91,344	$397,530	$488,874

(a)   Please see note 10 for additional information about businesses acquired.

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at December 31, 2009 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at December 31, 2009
Intangible assets with indefinite lives:
Trade names	$20,115	$33,857	$53,972
Other intangibles	—	5,700	5,700
Total	20,115	39,557	59,672
Intangible assets subject to amortization:
Gross carrying amount	6,935	58,626	65,561
Accumulated amortization	(2,576)	(23,692)	(26,268)
Net value	4,359	34,934	39,293
Total intangible assets, net	$24,474	$74,491	$98,965

Amortization expense was $1.9 million and $1.5 million for the three months ended December 31, 2009 and 2008, respectively. As of December 31, 2009, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2010	$5,142
2011	5,928
2012	4,478
2013	3,863
2014	3,771
Thereafter	16,111
$39,293

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

7.     Long-Term Debt

Details of long-term debt are as follows (in thousands):

	As of December 31, 2009	Maturity dates	Interest Rates
ABL facility	$—	—	(i)	Prime plus up to 0.50% or;
			(ii)	LIBOR plus (1.00% to 1.50)%
Term Loan A	105,000	Nov. 2012	(i)	Prime plus (1.00% to 1.50%) or;
			(ii)	LIBOR plus (2.00% to 2.50)%
Term Loan B	863,856	Nov. 2013	(i)	Prime plus (1.25% to 1.50%) or;
			(ii)	LIBOR plus (2.25% to 2.50)%
Other (a)	8,458	2010-2014		4.05% to 6.75%
Total	$977,314

Senior notes	$430,000	Nov. 2014	9.25%
Senior subordinated notes	275,000	Nov. 2016	10.50%
Total	$705,000

Capitalized leases and other	$8,874
Less: current portion	(26,476)
Total long-term debt	$1,664,712

(a)   Represents pre-acquisition debt of Pro-Duo, N.V. and Sinelco Group, NV. Please see Note 10.

In connection with the Separation Transactions in November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings), incurred $1,850.0 million of indebtedness by (i) drawing on a revolving (asset-based lending (“ABL”)) facility in an amount equal to $70.0 million, (ii) entering into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million and (iii) together (jointly and severally) with another of the Company’s indirect subsidiaries, Sally Capital Inc., issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million.

The term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries. The senior term loan facilities may be prepaid at the option of Sally Holdings at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year unless a specified leverage ratio is met. In January 2010, the Company made a mandatory prepayment on the senior term loan facilities in the amount of $22.3 million. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of us over the twelve-month period following any such payment under the terms of the loan agreement. Additionally, borrowings under the term loan facility would be subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are jointly and severally guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company. Furthermore, the agreements underlying the Company’s credit facilities contain terms which significantly restrict the ability of Sally Beauty’s subsidiaries to pay dividends or otherwise transfer assets to Sally Beauty. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, for additional information about the Company’s long-term debt.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Maturities of the Company’s long-term debt are as follows (in thousands):

Fiscal Year:
2010	$25,263
2011	9,299
2012	76,466
2013	9,583
2014	856,703
Thereafter	705,000
$1,682,314
Capital leases and other	8,874
Less: current portion	(26,476)
Total	$1,664,712

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

Under the agreements and indentures governing the term loan facilities and the notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of December 31, 2009, its consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

The agreements governing our ABL facility generally permit the making of distributions and certain other restricted payments so long as borrowing availability under the facility equals or exceeds $60.0 million. If borrowing availability falls below this amount, Sally Holdings may nevertheless make restricted payments to us in the aggregate since the date of the Separation Transactions, together with the aggregate cash amount paid in acquisitions since said date, of not greater than $50.0 million, together with certain other exceptions.  As of December 31, 2009, borrowing availability under the ABL facility exceeded $60.0 million.  As of December 31, 2009, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $240.9 million, subject to certain adjustments.

8.     Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps by Sally Holdings.  The Company uses interest rate swaps as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to the term loans are impacted by changes in LIBOR. Interest rate swap agreements involve the periodic receipt by Sally Holdings of amounts based on a variable rate in exchange for Sally Holdings making payments based on a fixed rate over the term of the interest rate swap agreements, without exchange of the underlying notional amount. At December 31, 2009, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Designated Cash Flow Hedges

In May of 2008, Sally Holdings entered into two interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements expire in May of 2012 and are designated and qualify as effective cash flow hedges, in accordance with ASC 815.  Accordingly, changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in net interest expense in our consolidated statements of earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended December 31, 2009 and 2008. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for additional information about the Company’s interest rate swap agreements.

Amounts reported in OCI related to interest rate swaps are reclassified into net interest expense, as a yield adjustment, in the same period in which interest on the Company’s variable-rate debt obligations affect earnings. During the three months ended December 31, 2009 and 2008, net interest expense of $2.6 million and $0.7 million, respectively, resulted from such reclassifications.  During the twelve months ending December 31, 2010, the Company estimates that an additional $8.8 million, before income tax, of the amount reported in OCI will be reclassified into interest expense.

Non-designated Cash Flow Hedges

In connection with the Separation Transactions, in November 2006, Sally Holdings entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and interest rate swap agreements with a notional amount of $350 million expired in November 2009. These interest rate swap agreements were not designated as hedges and, accordingly, the changes in fair value of these interest rate swap agreements (which were adjusted quarterly) were recorded in net interest expense in our consolidated statements of earnings. Interest expense includes non-cash income of $2.4 million and non-cash expense of $3.0 million of marked-to-market adjustments related to these interest rate swaps for the three months ended December 31, 2009 and 2008, respectively. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for additional information about these interest rate swap agreements.

As a result of the Company’s acquisition of Sinelco Group NV (“Sinelco”), on December 16, 2009, the Company, through Sinelco, uses foreign currency options to manage the exposure to certain foreign currencies in connection with Sinelco’s purchases of merchandise. These foreign currency option agreements are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Please see Note 10 for information about the acquisition of Sinelco.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2009 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of December 31, 2009		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other liabilities	$14,004
Total derivatives designated as hedging instruments		$—		$14,004

Derivatives not designated as hedging instruments:
Foreign Currency Options	Prepaid expenses	$131	Accrued expenses	$—
Interest Rate Swaps	Prepaid expenses	—	Accrued expenses	—
Total derivatives not designated as hedging instruments		$131		$—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2009 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of September 30, 2009		As of September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other liabilities	$15,365
Total derivatives designated as hedging instruments		$—		$15,365

Derivatives not designated as hedging instruments:
Interest Rate Swaps	Prepaid expenses	$—	Accrued expenses	$2,356
Total derivatives not designated as hedging instruments		$—		$2,356

The tables below present the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended December 31, 2009 and 2008 (in thousands):

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the
Three Months Ended December 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$833	Interest expense, net	$(2,559)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options	Selling, general and administrative expenses	—
Interest Rate Swaps	Interest expense, net	$(4,735)
Total derivatives not designated as hedging instruments		$(4,735)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the
Three Months Ended December 31, 2008

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(10,873)	Interest expense, net	$(668)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest expense, net	$(5,646)

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Credit-risk-related Contingent Features

The agreements governing the Company’s interest rate swaps contain provisions pursuant to which the Company could be declared in default on its interest rate swap obligations in the event the Company defaulted under certain terms of the loan documents governing the Company’s ABL facility. As of December 31, 2009, the fair value of interest rate swaps in a liability position related to these agreements was $14.0 million. As of December 31, 2009, the Company was under no obligation to post and had not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $14.6 million, including accrued interest and other termination costs.

The Company’s foreign operations expose the Company to fluctuations in foreign currency exchange rates and foreign interest rates.  These fluctuations may impact, among other things, the amount of the Company’s past and future cash flows in terms of the Company’s functional currency, the U.S. dollar.  As a result of the Company’s acquisition of Sinelco on December 16, 2009, the Company, through Sinelco, uses foreign currency options to manage the exposure to certain foreign currencies in connection with Sinelco’s purchases of merchandise. Please see Note 10 for information about the acquisition of Sinelco.

The counterparties to all our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. The recent financial crisis affecting the banking systems and financial markets resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity which could expose us to an increased level of counterparty risk.  In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

9.     Income Taxes

The Company and its subsidiaries file consolidated income tax returns in the U.S. federal jurisdiction and most state jurisdictions, as well as in various foreign jurisdictions.

The transactions separating us from Alberto-Culver were intended to qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. In connection with the share distribution of Alberto-Culver common stock in the Separation Transactions, we received: (i) a private letter ruling from the IRS and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. Certain internal restructurings also occurred at or immediately prior to the Separation Transactions. As a result of the internal restructurings and Separation Transactions, the Company inherited the federal tax identification number of the old Alberto-Culver parent for U.S. federal income tax purposes.

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

In addition, as the successor entity to Alberto-Culver after the Separation Transactions, the Company relies upon the prior year federal income tax returns of Alberto-Culver and accounting methods established therein for certain calculations that affect the Company’s current consolidated U.S. federal income tax liability.

The IRS has audited the Company’s consolidated federal income tax returns through the tax year ended September 30, 2006, thus our statute remains open from the year ended September 30, 2007 forward.  Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2004 forward. Generally, states’ statutes in the United States are open for tax reviews from 2005 forward.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

10.  Acquisitions

On December 16, 2009, the Company acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.5 million (approximately $37.1 million). Sinelco serves over 1,500 customers through a product catalog and website and has sales offices in Belgium, France and Italy. Goodwill of $17.6 million was recorded as a result of this acquisition. The valuation of the assets acquired and liabilities assumed was based on their estimated fair values at the acquisition date. The final valuation of the assets acquired and liabilities assumed will be completed during the fiscal year 2010.

11.  Subsequent Events

On January 27, 2010, the Company adopted the Sally Beauty Holdings 2010 Omnibus Incentive Plan (the “2010 Plan”), a share-based compensation plan which allows for the issuance of up to 29.8 million shares of the Company’s common stock.  No material awards have been granted under the 2010 Plan.

12.  Business Segments

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

Sales between segments, which were eliminated in consolidation, were not material during the periods ended December 31, 2009 and 2008.  Segment data for the three months ended December 31, 2009 and 2008 is as follows (in thousands):

	Three months ended December 31,
	2009	2008
Net sales:
Sally Beauty Supply	$438,315	$410,537
BSG	266,536	235,039
Total net sales	$704,851	$645,576
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$71,106	$65,286
BSG	25,597	20,236
Total segment operating profit	96,703	85,522
Unallocated corporate expenses (a)	(21,161)	(15,642)
Share-based compensation expense	(4,988)	(3,611)
Interest expense, net of interest income	(28,480)	(39,673)
Earnings before provision for income taxes	$42,074	$26,596

(a)   Unallocated expenses consist of corporate and shared costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty.  This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as well as the Risk Factors section of that Annual Report, and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights For the First Three Months of Fiscal Year 2010:

•                  Our same store sales increased by 3.8% for the three months ended December 31, 2009;

•                  Our consolidated net sales for the three months ended December 31, 2009, increased by $59.3 million, or 9.2%, to $704.9 million compared to $645.6 million for the three months ended December 31, 2008;

•                  Net sales reported for the three months ended December 31, 2009, reflect approximately $9.1 million, or 1.3%, in positive impact from changes in foreign exchange rates;

•                  Our consolidated gross profit for the three months ended December 31, 2009, increased $29.7 million, or 9.8%, to $333.2 million compared to $303.5 million for the three months ended December 31, 2008. As a percentage of net sales, gross profit increased 30 basis points to 47.3% for the three months ended December 31, 2009 compared to 47.0% for the three months ended December 31, 2008;

•                  Our consolidated operating earnings for the three months ended December 31, 2009, increased $4.3 million, or 6.5%, to $70.6 million compared to $66.3 million for the three months ended December 31, 2008;

•                  Net earnings increased $10.1 million, or 62.7%, to $26.1 million for the three months ended December 31, 2009 compared to $16.1 million for the three months ended December 31, 2008;

•                  Cash provided by operations decreased by $11.2 million to $19.8 million for the three months ended December 31, 2009 compared to $31.0 million for the three months ended December 31, 2008; and

•                  On December 16, 2009, we acquired Sinelco Group NV (“Sinelco”), a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.5 million (approximately $37.1 million).

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,750 stores and supplied 185 franchised stores in North America, South America and selected European countries, as of December 31, 2009. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,091 professional distributor sales consultants who sell directly to salons and salon professionals.  We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals while BSG exclusively targets salons and salon professionals. For the three months ended December 31, 2009, our net sales and operating earnings were $704.9 million and $70.6 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of December 31, 2009, Sally Beauty Supply operated 2,911 company-operated retail stores, 2,361 of which are located in the U.S. (with the remainder in the United Kingdom and certain other countries in Europe, Canada, Puerto Rico, Mexico and Chile) and supplied 27 franchised stores (all outside the U.S.). Sally Beauty Supply stores in the U.S. range in size between 1,200 square feet and 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 4,000 and 8,000 SKUs of beauty products and includes products for hair care, skin and nail care, beauty sundries and electrical appliances targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of December 31, 2009, BSG had 839 company-operated stores, supplied 158 franchised stores and had a sales force of approximately 1,091 professional distributor sales consultants selling exclusively to salons and salon professionals in substantially all states in the U.S. and in portions of Canada, Puerto Rico, Mexico and certain European countries. BSG stores average approximately 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. The product selection in BSG stores, ranging between 4,000 and 9,000 SKUs of beauty products, includes hair care and color, skin and nail care, beauty sundries and electrical appliances and targets salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

Industry and Business Trends

We operate within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in hair color, hair loss prevention and hair styling products, accompanied by declines in sales of electrical products during periods of prolonged economic slowdown. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

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

•                  Increasing use of exclusive-label products.  We offer a broad range of private label and control label products, which we generally refer to collectively as “exclusive-label products.” Private label products are brands for which we own or license the trademark and, in some instances, the formula. Control label products are brands that are owned by the manufacturer, but for which we have been granted sole distribution rights. Generally, our exclusive-label products have higher gross margins than the leading third-party branded products, and we believe this area offers potential growth. Please see “Risk Factors - We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

•                  International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations.  For example, on December 16, 2009, we acquired Sinelco, a wholesale distributor of professional beauty products with operations in Belgium, France and Italy. In addition, on September 4, 2009, we acquired Distribuidora Intersalon Limitada, a leading distributor of premier beauty supply products with 16 stores located in Chile.  These acquisitions furthered our expansion plans in Europe and Latin America, a significant part of Sally Beauty Supply’s international growth initiative.  We intend to continue to identify and evaluate non-U.S. acquisition targets.  Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisitions may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors - We may not be able to successfully identify acquisition candidates and complete desirable acquisitions,” “If we acquire any businesses in the future they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

•                  Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in December 2006, our largest supplier, L’Oreal, moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal acquired distributors competing with BSG in the southeastern and west coast of the U.S. and a supplier that does not currently do business with BSG. As a result, L’Oreal directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that there will not be further loss of revenue over time by BSG (including within its franchise-based business) due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Risk Factors - The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

•                  Relationships with suppliers.   Sally Beauty Supply/BSG and their suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with suppliers or by strategic acquisitions of existing distributors.  Although we are focused on developing new revenue and cost management initiatives, there can be no assurance that our efforts will partially or completely offset any potential loss of distribution rights in the future. Please see “Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

•                  High level of competition.  Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

•                  Economic conditions.  We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate.  However, a continued downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers.  These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors — A further downturn in the economy may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

•                  Controlling expenses.  Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our structure. In late fiscal year 2009, we completed implementation of an approximately $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network optimization program. This program resulted in cost savings of approximately $8.0 million in the fiscal year 2009 and we believe that annualized cost savings from this program could approximate $10.0 million beginning in fiscal year 2010. Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

•                  Opening new stores.  Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S. - based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending upon the marketplace. However, in response to economic conditions and to allow flexibility to capitalize on potential real estate revaluations in key locations, in the fiscal year 2009 we slowed our new store openings. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our financial condition or results of operations. Please see “Risk Factors — If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

•                  Changes to our information technology systems.  As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase.  For example, in fiscal year 2009, we began upgrading our distribution information systems (in connection with our capital spending program to consolidate warehouses, as discussed above), upgrading our AS400 iSeries servers and installing Hyperion software to enhance our financial reporting system. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations.  Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Our Separation from Alberto-Culver

In November 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of Sally Beauty in connection with our separation from Alberto-Culver.  In this Quarterly Report on Form 10-Q, we refer to these transactions as the Separation Transactions. Sally Beauty was formed in June 2006 and became the accounting successor company to Sally Holdings upon the completion of the Separation Transactions.  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for more information about the Separation Transactions.

Other Significant Items

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

In November 2006, Sally Holdings entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and agreements with a notional amount of $350 million expired in November 2009. These interest rate swap agreements did not qualify as hedges and, therefore, the changes in fair value of these agreements were recorded in net interest expense in our consolidated statements of earnings.

Additionally, in May 2008, Sally Holdings entered into two interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements expire in May 2012 and are designated as effective hedges, consistent with ASC 815.  Accordingly, adjustments to reflect the change in the fair values of these interest rate swap agreements are recorded in accumulated other comprehensive income until the hedged obligation is settled or the swap agreements expire, whichever is earlier.  Any ineffectiveness is recognized in net interest expense in the consolidated statements of earnings. Please see “Item 3—Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” and Note 14 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company’s primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Chilean peso, and the Mexican peso. The Company’s various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk.

As a result of the Company’s acquisition of Sinelco, on December 16, 2009, the Company, through Sinelco, uses foreign currency options to manage the exposure to certain foreign currencies in connection with Sinelco’s purchases of merchandise. The Company’s foreign currency option agreements are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments (which are adjusted quarterly) and the option fees, if any, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the three months ended December 31, 2009, these derivative instruments did not have a material impact in results of operations or cash flows.

Our counterparties in the Company’s interest rate swaps and foreign currency options are deemed to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risks in the event of default by a counterparty. The current financial crisis affecting the banking systems and financial markets has resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity, which could expose us to an increased level of counterparty risk.  In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial loss. At December 31, 2009, the aggregate fair value of all our interest rate swaps was a net liability of $14.0 million and the aggregate fair value of all our foreign currency options was a net asset of $0.1 million.

Results of Operations

The following table shows the condensed results of operations of our business for the three months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31,
	2009	2008
Net sales	$704,851	$645,576
Cost of products sold and distribution expenses	371,637	342,032
Gross profit	333,214	303,544
Total other operating costs and expenses	262,660	237,275
Operating earnings	70,554	66,269
Interest expense, net	28,480	39,673
Earnings before provision for income taxes	42,074	26,596
Provision for income taxes	15,948	10,537
Net earnings	$26,126	$16,059

The following table shows the condensed results of operations of our business for the three months ended December 31, 2009 and 2008, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended December 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of products sold and distribution expenses	52.7%	53.0%
Gross profit	47.3%	47.0%
Total other operating costs and expenses	37.3%	36.7%
Operating earnings	10.0%	10.3%
Interest expense, net	4.0%	6.2%
Earnings before provision for income taxes	6.0%	4.1%
Provision for income taxes	2.3%	1.6%
Net earnings	3.7%	2.5%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2009	2008
Net sales:
Sally Beauty Supply	$438,315	$410,537
BSG	266,536	235,039
Total	$704,851	$645,576
Gross profit	$333,214	$303,544
Gross profit margin	47.3%	47.0%
Selling, general and administrative expenses	$250,771	$225,528
Depreciation and amortization	$11,889	$11,747
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$71,106	$65,286
BSG	25,597	20,236
Segment operating profit	96,703	85,522
Unallocated expenses	(21,161)	(15,642)
Share-based compensation expense	(4,988)	(3,611)
Operating earnings	70,554	66,269
Interest expense, net of interest income	(28,480)	(39,673)
Earnings before provision for income taxes	$42,074	$26,596
Segment operating profit margin:
Sally Beauty Supply	16.2%	15.9%
BSG	9.6%	8.6%
Consolidated operating profit margin	10.0%	10.3%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	2,938	2,849
BSG	997	920
	3,935	3,769
Same store sales growth (decrease) (a)
Sally Beauty Supply	3.66%	(0.21)%
BSG	4.31%	0.76%
Consolidated	3.82%	0.04%

(a)         Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our internet site has generated sales for at least 14 months and, accordingly, internet-based sales are included in same store sales for the periods ended December 31, 2009 and 2008.

The Three Months Ended December 31, 2009 compared to the Three Months Ended December 31, 2008

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended December 31,
	2009	2008	Increase
Net sales:
Sally Beauty Supply	$438,315	$410,537	$27,778	6.8%
BSG	266,536	235,039	31,497	13.4%
Consolidated net sales	$704,851	$645,576	$59,275	9.2%

Gross profit:
Sally Beauty Supply	$230,264	$212,927	$17,337	8.1%
BSG	102,950	90,617	12,333	13.6%
Consolidated gross profit	$333,214	$303,544	$29,670	9.8%

Gross profit margin:
Sally Beauty Supply	52.5%	51.9%	0.6%
BSG	38.6%	38.6%	—
Consolidated gross profit margin	47.3%	47.0%	0.3%

Net Sales

Consolidated net sales increased by $59.3 million, or 9.2%, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $48.2 million, or 7.5%, and sales from businesses acquired in the preceding 12 months contributed a net increase of approximately $14.3 million, or 2.2%, to consolidated sales, while other sales channels experienced minor declines compared to the three months ended December 31, 2008. Sales through our BSG franchise-based businesses declined by approximately $1.8 million, or 0.3%, primarily due to lower trade show activity; and sales through our BSG distributor sales consultants declined approximately $1.2 million, or 0.2%. Consolidated net sales for the three months ended December 31, 2009, are inclusive of approximately $9.1 million in positive impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $27.8 million, or 6.8%, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $36.3 million, or 8.8%, while incremental sales of businesses acquired in the preceding 12 months contributed approximately $8.2 million less, or 2.0%, to net sales for the three months ended December 31, 2009 than in the three months ended December 31, 2008. Other sales channels experienced minor declines compared to the three months ended December 31, 2008. Net sales for Sally Beauty Supply for the three months ended December 31, 2009, are inclusive of approximately $5.3 million in positive impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $31.5 million, or 13.4%, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $11.9 million, or 5.1%, and sales from businesses acquired in the preceding 12 months contributed an increase of approximately $22.5 million, or 9.6%, to net sales, while other sales channels experienced minor declines compared to the three months ended December 31, 2008. Sales through our franchise-based businesses declined by approximately $1.8 million, or 0.8%, and sales through distributor sales consultants declined approximately $1.2 million, or 0.5%. Net sales for BSG for the three months ended December 31, 2009 are inclusive of approximately $3.9 million in positive impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $29.7 million, or 9.8%, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008, principally due to higher sales volume in both business segments and improved gross margins in the Sally Beauty Supply segment as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $17.3 million, or 8.1%, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008, principally as a result of a higher sales volume and improved gross margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 52.5% for the three months ended December 31, 2009 compared to 51.9% for the three months ended December 31, 2008. This increase was the result of low-cost sourcing initiatives and a shift in product and customer mix (including an increase in sales of exclusive-label products and other higher-margin products). This increase also reflects a favorable impact from changes in foreign exchange rates.

Beauty Systems Group.  BSG’s gross profit increased by $12.3 million, or 13.6%, for the three months ended December 31, 2009 compared to the three months ended December 31, 2008, principally as a result of higher sales volume.  This increase also reflects a favorable impact from changes in foreign exchange rates. BSG’s gross profit as a percentage of net sales was 38.6% for both the three months ended December 31, 2009 and the three months ended December 31, 2008.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $25.2 million, or 11.2%, to $250.8 million for the three months ended December 31, 2009 compared to $225.5 million for the three months ended December 31, 2008. Selling, general and administrative expenses, as a percentage of net sales, were 35.6% for the three months ended December 31, 2009 compared to 34.9% for the three months ended December 31, 2008. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months, as well as higher share-based compensation expense of $1.4 million, higher advertising expenses in the Sally Beauty Supply segment of $2.8 million and acquisition-related expenses of $0.4 million. Please see “Recent Accounting Pronouncements” below for more information about the Company’s treatment of acquisition-related expenses.

Depreciation and Amortization

Consolidated depreciation and amortization was $11.9 million for three months ended December 31, 2009 compared to $11.7 million for the three months ended December 31, 2008. This increase reflects the incremental expenses associated with businesses acquired in the last 12 months and depreciation related to capital expenditures mainly in connection with store openings in both operating segments, partially offset by the impact of assets becoming fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended December 31,
	2009	2008	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$71,106	$65,286	$5,820	8.9%
BSG	25,597	20,236	5,361	26.5%
Segment operating profit	96,703	85,522	11,181	13.1%
Unallocated expenses	(21,161)	(15,642)	5,519	35.3%
Share-based compensation expense	(4,988)	(3,611)	1,377	38.1%
Operating earnings	$70,554	$66,269	$4,285	6.5%

Consolidated operating earnings increased by $4.3 million, or 6.5%, to $70.6 million for three months ended December 31, 2009 compared to $66.3 million for the three months ended December 31, 2008. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, partially offset by higher unallocated corporate expenses and share-based compensation expense, as discussed below. Operating earnings, as a percentage of net sales, were 10.0% for the three months ended December 31, 2009 compared to 10.3% for the three months ended December 31, 2008.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $5.8 million, or 8.9%, to $71.1 million for three months ended December 31, 2009 compared to $65.3 million for the three months ended December 31, 2008.  The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased same store sales volume and improved gross margins, partially offset by higher advertising costs of approximately $2.8 million and the incremental costs related to approximately 87 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended December 31, 2009.  Segment operating earnings, as a percentage of net sales, were 16.2% for the three months ended December 31, 2009 compared to 15.9% for the three months ended December 31, 2008. The increase in Sally Beauty Supply’s operating earnings as a percentage of segment net sales was primarily a result of gross margin improvements, partially offset by an increase in advertising costs as a percentage of segment sales.

Beauty Systems Group.  BSG’s segment operating earnings increased by $5.4 million, or 26.5%, to $25.6 million for the three months ended December 31, 2009 compared to $20.2 million for the three months ended December 31, 2008. Segment operating earnings, as a percentage of net sales, increased to 9.6% for the three months ended December 31, 2009 compared to 8.6% for the three months ended December 31, 2008. The increase in BSG operating earnings was due to increased same store sales volume, the incremental operating earnings of businesses acquired, and to ongoing cost reduction initiatives (including cost savings realized from the warehouse optimization program that began in the fiscal year 2007).

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $5.5 million, or 35.3%, to $21.2 million for the three months ended December 31, 2009 compared to $15.6 million for the three months ended December 31, 2008. This increase was due primarily to higher employee compensation and compensation-related expenses of approximately $2.4 million, unfavorable currency transactions of approximately $1.5 million resulting from intercompany notes not permanently invested, other corporate expenses of approximately $0.8 million related primarily to recent upgrades to our information technology systems, and acquisition-related expenses of approximately $0.4 million (representing legal, professional fees and other expenses).

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased $1.4 million to $5.0 million for the three months ended December 31, 2009 compared to $3.6 million for the three months ended December 31, 2008. This increase was due to the higher fair value at the grant date of stock option awards during the three months ended December 31, 2009 compared to stock option awards during the three months ended December 31, 2008.

Net Interest Expense

Net interest expense decreased $11.2 million to $28.5 million for the three months ended December 31, 2009 compared to $39.7 million for the three months ended December 31, 2008.  Net interest expense for the three months ended December 31, 2008 is net of interest income of $0.1 million. The decrease in net interest expense was primarily attributable to a $5.4 million favorable change in the fair value of certain interest rate swaps (please see Note 8 of the Condensed Notes to Consolidated Financial Statements), to lower outstanding principal balances on our ABL facility and senior term loans and to lower prevailing LIBOR interest rates.

Provision for Income Taxes

Provision for income taxes was $15.9 million during the three months ended December 31, 2009 compared to $10.5 million for the three months ended December 31, 2008.  Income taxes for the interim periods ended December 31, 2009 and 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective tax rate (excluding discrete items) is 37.5% for the fiscal year 2010 compared to the actual tax rate of 39.3% for the full fiscal year 2009.  The decrease in the estimated annual effective tax rate primarily relates to a decrease in the losses subject to valuation allowances.

The actual tax rate for the three months ended December 31, 2009 exceeds the estimated annual effective tax rate (excluding discrete items) for fiscal year 2010 primarily because of the discrete tax items recorded in the three months ended December 31, 2009.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $10.1 million, or 62.7%, to $26.1 million for the three months ended December 31, 2009 compared to $16.1 million for the three months ended December 31, 2008. Net earnings, as a percentage of net sales, were 3.7% for the three months ended December 31, 2009 compared to 2.5% for the three months ended December 31, 2008.

Financial Condition

December 31, 2009 Compared to September 30, 2009

Working capital (current assets less current liabilities) at December 31, 2009 was $360.6 million compared to $341.7 million at September 30, 2009, representing an increase of $18.9 million. The ratio of current assets to current liabilities was 1.98 to 1.00 at December 31, 2009 compared to 1.91 to 1.00 at September 30, 2009. The increase in working capital reflects an increase of $11.7 million in current assets and a decrease of $7.2 million in current liabilities.  The increase in current assets as of December 31, 2009 includes an increase of $19.5 million in inventory levels and an increase of $12.2 million in other receivables, partially offset by a reduction of $22.7 million in cash and cash equivalents.  The decrease in current liabilities as of December 31, 2009 includes a reduction of $25.2 million in accrued expenses, partially offset by an increase of $13.2 million in income taxes.

Inventories increased $19.5 million to $579.2 million at December 31, 2009 compared to $559.7 million at September 30, 2009 due primarily to the effect of stores opened and businesses acquired in the preceding 12 months and to the effect of foreign currency translation adjustments of approximately $0.5 million. Other receivables increased $12.2 million to $36.3 million at December 31, 2009 compared to $24.1 million at September 30, 2009 due primarily to accrued vendor rebates and the effect of businesses acquired.

Accrued expenses decreased $25.2 million to $129.0 million at December 31, 2009 compared to $154.2 million at September 30, 2009 due primarily to the timing of payments of interest on long-term debt. Income taxes increased $13.2 million to $15.1 million at December 31, 2009 compared to $1.9 million at September 30, 2009 due primarily to the increased earnings before income taxes in the three months ended December 31, 2009.

Long-term debt, including current portion, increased $13.7 million to $1,691.2 million at December 31, 2009 compared to $1,677.5 million at September 30, 2009 due primarily to the pre-acquisition indebtedness, including capital leases, of Sinelco.

Total stockholders’ deficit, for the three months ended December 31, 2009, decreased by $33.5 million primarily as a result of net earnings of $26.1 million, an increase in additional paid-in capital of $5.0 million resulting from share-based compensation expense and the exercise of stock options, and cumulative translation adjustments of $1.6 million.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for additional information on liquidity and capital resources.

Following the completion of the Separation Transactions, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred primarily in connection with the Separation Transactions and from funding the costs of operations, working capital and capital expenditures. As a holding company, we depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The senior term loan facilities may be prepaid at the option of Sally Holdings at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year unless a specified leverage ratio is met. In January 2009, the Company made mandatory prepayments on the senior term loan facilities in the aggregate amount of $16.7 million and made mandatory prepayments in the aggregate amount of $22.3 million in January 2010. Amounts paid pursuant to said provision may be applied, at the option of Sally Holdings, against minimum loan repayments otherwise required of it over the twelve-month period following any such payment under the terms of the loan agreement.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance anticipated capital expenditures and potential acquisitions over the next 12 months.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2009.

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the three months ended December 31, 2009, have varied in amounts of up to $30.0 million, with total amounts outstanding ranging from zero up to $43.7 million. The amounts drawn are generally paid down with cash provided by our operating activities.

As of December 31, 2009, Sally Holdings had $328.9 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

Under the agreements and indentures governing the term loan facilities and the notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of December 31, 2009, its consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

The agreements governing our ABL facility generally permit the making of distributions and certain other restricted payments so long as borrowing availability under the facility equals or exceeds $60.0 million. If borrowing availability falls below this amount, Sally Holdings may nevertheless make restricted payments to us in the aggregate since the date of the Separation Transactions, together with the aggregate cash amount paid in acquisitions since said date, of not greater than $50.0 million, together with certain other exceptions.  As of December 31, 2009, borrowing availability under the ABL facility exceeded $60.0 million. As of December 31, 2009, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $240.9 million, subject to certain adjustments.

On December 16, 2009, the Company acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.5 million (approximately $37.1 million). Sinelco serves over 1,500 customers through a product catalog and website and has sales offices in Belgium, France and Italy. Goodwill of $17.6 million was recorded as a result of this acquisition. We funded this acquisition with cash from operations and borrowings under our ABL facility. Such borrowings were repaid on or before December 31, 2009.

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the three months ended December 31, 2009 and 2008. Historically, our primary use of cash has been for acquisitions, capital expenditures and repayments of debt. The following table shows our sources and uses of funds for the three months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31,
	2009	2008
Net cash provided by operating activities	$19,790	$31,034
Net cash used by investing activities	(42,456)	(10,123)
Net cash used by financing activities	(403)	(7,875)
Effect of foreign exchange rates on cash and cash equivalents	411	(207)
Net (decrease) increase in cash and cash equivalents	$(22,658)	$12,829

Net Cash Provided by Operating Activities

Net cash provided by operating activities (which excludes cash used for acquisitions completed during the period) during the three months ended December 31, 2009 decreased by $11.2 million to $19.8 million compared to $31.0 million during the three months ended December 31, 2008. The decrease was primarily due to changes in inventory levels of approximately $17.1 million and in accounts payable and accrued expenses of approximately $23.5 million, partially offset by changes in trade accounts receivable of $9.1 million, in other liabilities of $7.2 million and in income taxes of $4.3 million. This decrease is also net of an improvement in earnings of approximately $10.1 million for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2009 increased by $32.3 million to $42.5 million compared to $10.1 million during the three months ended December 31, 2008.  This increase was primarily due to an increase of $28.6 million in cash used for acquisitions and a $3.7 million increase in capital expenditures (primarily as a result of more store openings) for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

Net Cash Used by Financing Activities

Net cash used by financing activities during the three months ended December 31, 2009 decreased by $7.5 million to cash used of $0.4 million compared to $7.9 million during the three months ended December 31, 2008.  The decrease was primarily due to scheduled payments of $6.1 million under the senior term loans during the three months ended December 31, 2008, without comparable payments during the three months ended December 31, 2009.

Capital Requirements

During the three months ended December 31, 2009, capital expenditures were $12.1 million. For fiscal year 2010, we anticipate total capital expenditures in the range of approximately $45.0 million to $50.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion and/or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2009.

Off-Balance Sheet Financing Arrangements

We had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs which totaled $14.3 million and $13.4 million at December 31, 2009 and September 30, 2009, respectively.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, include but are not limited to the valuation of inventories, vendor concessions, retention of risk, income taxes and share-based payments. There have been no material changes to our critical accounting policies, estimates or assumptions since September 30, 2009.

As required by ASC 815, Derivatives and Hedging, as amended, the Company records all derivative instruments on its balance sheet at fair value.  The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative, whether the Company has elected to designate a derivative instrument in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the impact on earnings of the hedged transaction or transactions. The Company may from time to time enter into derivative contracts that are intended to hedge certain economic risks even though hedge accounting does not apply or the Company elects not to apply hedge accounting to such derivative contracts.

In the fiscal year 2009, the Company adopted the provisions of ASC 820 as it relates to its financial instruments.  ASC 820, as amended, establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.  The three levels of that hierarchy are defined as follows:

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

The Company measures certain financial instruments at fair value on a recurring basis, including interest rate swaps and foreign currency options. In accordance with ASC 820, the Company categorized certain of its financial assets and liabilities based on priority of the inputs to the valuation technique for the instruments, as follows (in thousands):

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency options (b)	$131		$131
Total assets	$131		$131

Liabilities
Long-term debt (a)	$1,685,198	$739,106	$946,092
Hedged interest rate swaps (b)	14,004	—	14,004
Total liabilities	$1,699,202	$739,106	$960,096

(a)          Long-term debt, which is carried at amortized cost in the Company’s financial statements, is valued using internal models based on market observable inputs, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using quoted market prices for such debt securities.

(b)         Interest rate swaps and foreign currency options are valued using internal models based on market observable inputs, including market interest rates and foreign currency exchange rates, as appropriate. Please see Note 8 of the Condensed Notes to Consolidated Financial Statements contained in Item 1 of this report for more information about the Company’s foreign currency options.

Recent Accounting Pronouncements

In December 2007, the FASB revised the accounting standards for business combinations. This new standard (currently contained in ASC 805), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaced the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  This new standard further requires that acquisition-related costs be recognized separately from the related acquisition. This standard must be applied prospectively to business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2008 and, accordingly, the Company adopted it during the first quarter of the fiscal year 2010. Selling, general and administrative expenses for the three months ended December 31, 2009 includes approximately $0.4 million of expenses related to acquisitions.

In April 2008, the FASB amended ASC 350, Intangibles and Other (“ASC 350”). This new accounting standard, currently contained in ASC 350-30-35, specifically amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this amendment is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This new standard is effective for fiscal years beginning after December 15, 2008 and, accordingly, the Company adopted it during the first quarter of the fiscal year 2010. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update 2009-05 which amended ASC 820 as it relates to the measurement of liabilities at fair value, effective for interim reporting periods beginning after August 26, 2009. More specifically, this amendment provided clarification for liabilities in which a quoted price in an active market for an identical liability is not available. The Company adopted this amendment during the first quarter of the fiscal year 2010. The adoption of this amendment did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the following pronouncement on our consolidated financial statements:

In January 2010, the FASB issued Accounting Standards Update 2010-06 which amends ASC 820 as it relates to certain disclosures of fair value measurements. The new standard will require, among other things, (a) disclosure of the sensitivity of an entity’s fair value measurements using Level 3 inputs to changes in such inputs, (b) a reconciliation of changes in such fair value measurements and (c) disclosure of transfers between fair value measurements using Level 1 and 2 inputs, if any. The new standard is effective for interim reporting periods beginning after December 15, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. For fiscal year 2009, 2008 and 2007, approximately 16%, 18% and 16%, respectively, of our sales were made in currencies other than the U.S. dollar. Consolidated net sales for the three months ended December 31, 2009, are inclusive of approximately $9.1 million in positive impact from changes in foreign currency exchange rates. In addition, for the three months ended December 31, 2009, other comprehensive income reflects $1.6 million in foreign currency translation adjustments. Fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

As a result of the Company’s acquisition of Sinelco on December 16, 2009, the Company, through Sinelco, uses foreign currency options to manage the exposure to certain foreign currencies in connection with Sinelco’s purchases of merchandise. These foreign currency option agreements are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the three months ended December 31, 2009, these derivative instruments did not have a material impact in results of operations or cash flows.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted consolidated net sales by approximately 1.7% in the three months ended December 31, 2009 and would have impacted consolidated net assets by 2.6% at December 31, 2009.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the term loans and the ABL facility. Based on the approximately $968.9 million of aggregate borrowings under the Company’s term loans and the ABL facility as of December 31, 2009, a change in the estimated interest rate up or down by 1/8% would increase or decrease earnings before provision for income taxes by approximately $1.2 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

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

In November 2006, we entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and agreements with a notional amount of $350 million expired in November 2009. These interest rate swap agreements did not qualify as hedges and, therefore, the change in the fair value of these agreements, which were adjusted quarterly, were recorded in net interest expense in the Company’s results of operations.

In May 2008, we entered into two additional interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million).  These agreements expire on May 31, 2012 and enable us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest ranging from 5.818% to 6.090%.  These agreements are designated as effective hedges, consistent with ASC 815.  Adjustments to reflect the change in the fair values of these interest rate swap agreements, which are adjusted quarterly, are recorded in accumulated other comprehensive (loss) income until the hedged obligation is settled or the swap agreements expire, whichever is earlier.  Any ineffectiveness of these interest rate swaps is recognized in earnings.

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

Scope of the Controls Evaluation.  The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2009, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries as of December 31, 2009. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

On September 8, 2009, AMLP and BSG filed a cross-complaint against L’Oreal.  In the cross-complaint, AMLP and BSG allege that L’Oreal does not have a genuine interest in stopping diversion, and that L’Oreal’s anti-diversion policies have been discriminatorily applied to AMLP and BSG.  AMLP further alleges that L’Oreal is using diversion as a pretext to attempt to terminate the Distributor Agreement with AMLP.

Items 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which could materially affect our business, financial condition or future results.  There have been no material changes from the risk factors disclosed in our Annual Report.  The risks described in that report are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated herein by reference from Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.4

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.11

Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.12

U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.13

Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. and certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.14

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated herein by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.15

Assignment and Acceptance of that certain Credit Agreement, dated as of November 16, 2006, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, the Canadian Borrowers (as defined in the Credit Agreement), the several banks and other financial institutions from time to time parties thereto, Merrill Lynch Capital, a division of’ Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the Lenders and Merrill Lynch Capital Canada, Inc., as Canadian agent and Canadian collateral agent for the Lenders, which is incorporated herein by reference from Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.1

Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 11, 2009

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: February 4, 2010

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer