Form 10-Q
period 2010-03-31
Sally Beauty Holdings, Inc.
filed 2010-05-04
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2010

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-33145

SALLY BEAUTY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 3001 Colorado Boulevard Denton, Texas (Address of principal executive offices)	36-2257936 (I.R.S. Employer Identification No.) 76210 (zip code)

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

As of April 28, 2010, there were 182,326,711 shares of the issuer’s common stock outstanding.

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

Cautionary Notice Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q and in the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions may also identify such forward-looking statements.

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

•                  the success of our internet-based business;

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

•                  we are a holding company, with no operations of our own, and we depend on our subsidiaries for cash;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following are our consolidated balance sheets as of March 31, 2010 and September 30, 2009, our consolidated statements of earnings for the three and six months ended March 31, 2010 and 2009 and our consolidated statements of cash flows for the six months ended March 31, 2010 and 2009.  In November 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC,” which we refer to as Sally Holdings, and became an indirect wholly-owned subsidiary of Sally Beauty Holdings, Inc. in connection with our separation from Alberto-Culver.  In these financial statements and elsewhere in this Quarterly Report on Form 10-Q, we refer to these transactions as the Separation Transactions.  See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for additional information about the Separation Transactions.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net sales	$720,467	$641,511	$1,425,318	$1,287,087
Cost of products sold and distribution expenses	376,183	339,399	747,819	681,431
Gross profit	344,284	302,112	677,499	605,656
Selling, general and administrative expenses	247,496	218,420	498,268	443,948
Depreciation and amortization	12,430	11,471	24,320	23,218
Operating earnings	84,358	72,221	154,911	138,490
Interest expense, net	28,414	31,969	56,894	71,642
Earnings before provision for income taxes	55,944	40,252	98,017	66,848
Provision for income taxes	21,384	15,657	37,331	26,194
Net earnings	$34,560	$24,595	$60,686	$40,654

Net earnings per share:
Basic	$0.19	$0.14	$0.33	$0.22
Diluted	$0.19	$0.13	$0.33	$0.22

Weighted average shares:
Basic	181,942	181,682	181,915	181,630
Diluted	183,975	183,025	183,885	182,990

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31, 2010	September 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,420	$54,447
Trade accounts receivable, less allowance for doubtful accounts of $2,259 at March 31, 2010 and $2,266 at September 30, 2009	48,024	43,649
Other receivables	32,628	24,090
Inventories	578,953	559,689
Prepaid expenses	21,736	18,492
Deferred income tax assets	15,654	15,551
Total current assets	734,415	715,918
Property and equipment, net of accumulated depreciation of $281,785 at March 31, 2010 and $265,329 at September 30, 2009	164,895	151,252
Goodwill	485,934	494,135
Intangible assets, net of accumulated amortization of $28,468 at March 31, 2010 and $24,357 at September 30, 2009	99,970	78,685
Other assets	46,313	50,742
Total assets	$1,531,527	$1,490,732
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$3,590	$24,517
Accounts payable	202,823	193,592
Accrued expenses	159,029	154,162
Income taxes	2,841	1,914
Total current liabilities	368,283	374,185
Long-term debt	1,635,497	1,653,013
Other liabilities	44,027	43,586
Deferred income tax liabilities	36,805	33,599
Total liabilities	2,084,612	2,104,383
Stock options subject to redemption	1,763	1,800
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 400,000 shares; 182,334 and 182,189 shares issued and 181,967 and 181,858 shares outstanding at March 31, 2010 and September 30, 2009, respectively	1,820	1,819
Additional paid-in capital	643,023	635,519
Accumulated deficit	(1,176,172)	(1,236,858)
Treasury stock, 14 and 6 shares at March 31, 2010 and September 30, 2009, respectively, at cost	(89)	(33)
Accumulated other comprehensive loss	(23,430)	(15,898)
Total stockholders’ deficit	(554,848)	(615,451)
Total liabilities and stockholders’ deficit	$1,531,527	$1,490,732

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net earnings	$60,686	$40,654
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,320	23,218
Share-based compensation expense (net of deferred tax benefit of $2,585 in 2010 and $1,480 in 2009)	4,786	3,715
Amortization of deferred financing costs	3,975	4,201
Excess tax (benefit) shortfall from share-based compensation	(25)	226
Net gain on disposal of leaseholds and other property	(26)	(18)
Net loss on extinguishment of debt	376	—
Deferred income taxes	5,147	681
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	7,801	5,761
Other receivables	(9,163)	(9,795)
Inventories	(10,557)	39,716
Prepaid expenses	(2,849)	933
Other assets	92	801
Accounts payable and accrued expenses	8,812	18,010
Income taxes	(1,029)	2,155
Other liabilities	576	(6,038)
Net cash provided by operating activities	92,922	124,220
Cash Flows from Investing Activities:
Capital expenditures	(23,162)	(16,789)
Proceeds from sale of property and equipment	54	66
Acquisitions, net of cash acquired	(34,936)	(1,987)
Net cash used by investing activities	(58,044)	(18,710)
Cash Flows from Financing Activities:
Change in book cash overdraft	305	(1,633)
Proceeds from issuance of long-term debt	219,000	94,639
Repayments of long-term debt	(270,518)	(192,995)
Proceeds from exercises of stock options	70	386
Excess tax benefit (shortfall) from share-based compensation	25	(226)
Purchases of treasury stock	(56)	(22)
Net cash used by financing activities	(51,174)	(99,851)
Effect of foreign exchange rate changes on cash and cash equivalents	(731)	(769)
Net (decrease) increase in cash and cash equivalents	(17,027)	4,890
Cash and cash equivalents, beginning of period	54,447	99,788
Cash and cash equivalents, end of period	$37,420	$104,678

Supplemental Cash Flow Information:

Interest paid	$57,068	$68,976
Income taxes paid, net	$35,497	$24,475

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty and its consolidated subsidiaries sell professional beauty supplies, primarily through its Sally Beauty Supply retail stores in the U.S., Puerto Rico, Mexico, Canada, Chile, Belgium, France, Italy, the United Kingdom and certain other countries in Europe. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe and to franchises in the southern and southwestern U.S. and in Mexico through the operations of its subsidiary Armstrong McCall. Certain beauty products sold by BSG and Armstrong McCall are sold through exclusive territory agreements with the manufacturers of the products.

Sally Beauty was formed in June 2006 and became the accounting successor company to Sally Holdings, Inc. upon the completion of the Separation Transactions. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for more information about the Separation Transactions.

Basis of Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position as of March 31, 2010 and September 30, 2009, the consolidated results of operations for the three and six months ended March 31, 2010 and 2009 and the consolidated cash flows for the six months ended March 31, 2010 and 2009.

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

The aggregate fair value of the interest rate swap agreements held at March 31, 2010 was a net liability of $15.1 million included in other liabilities in the Company’s consolidated balance sheet. Fair value amounts reported for

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

these agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. Please see Note 8 for more information about the Company’s interest rate swaps.

The aggregate fair value of all foreign currency option agreements held at March 31, 2010 was a net asset of $0.4 million included in prepaid expenses in the Company’s consolidated balance sheet. Fair value amounts reported for these agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. Please see Note 8 for more information about the Company’s foreign currency options.

At March 31, 2010, the fair value of the Company’s long-term debt (including capital leases) was approximately $1,675.3 million, while the carrying amount in the Company’s consolidated balance sheet was $1,639.1 million. Fair value amounts reported for long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

As required by Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, as amended, the Company records all derivative instruments on its balance sheet at fair value.  The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative, whether the Company has elected to designate a derivative instrument in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the impact on earnings of the hedged transaction or transactions. The Company may from time to time enter into derivative contracts that are intended to hedge certain economic risks even though hedge accounting does not apply or the Company elects not to apply hedge accounting to such derivative contracts. Please see Note 8 for more details about the Company’s derivative instruments and hedging activities as of March 31, 2010.

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

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities; or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data; and

Level 3 - Unobservable inputs for the asset or liability

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The Company measures certain financial instruments at fair value on a recurring basis, including interest rate swaps and foreign currency options. In accordance with ASC 820, the Company categorized certain of its financial assets and liabilities, based on priority of the inputs to the valuation technique for the instruments, as follows at March 31, 2010 (in thousands):

	As of March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency options (b)	$383		$383
Total assets	$383		$383

Liabilities
Long-term debt (a)	$1,675,311	$755,550	$919,761
Hedged interest rate swaps (b)	15,104	—	15,104
Total liabilities	$1,690,415	$755,550	$934,865

(a)         Long-term debt, which is carried at amortized cost in the Company’s financial statements, is valued using internal models based on market observable inputs, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using quoted market prices for such debt securities.

(b)         Interest rate swaps and foreign currency options are valued using internal models based on market observable inputs, including market interest rates and foreign currency exchange rates, as appropriate. Please see Note 8 for more information about the Company’s interest rate swaps and foreign currency options.

The Company categorized certain of its financial assets and liabilities, based on priority of the inputs to the valuation technique for the instruments, as follows at September 30, 2009 (in thousands):

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

(b)         Interest rate swaps are valued using internal models based on market observable inputs, including market interest rates. Please see Note 8 for more information about the Company’s interest rate swaps.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the accounting standards for business combinations. This new standard (currently contained in ASC 805, Business Combinations (“ASC 805”)), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaced the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  This new standard further requires that acquisition-related costs be recognized separately from the related acquisition. The Company adopted this standard during the first quarter of the fiscal year 2010. Selling, general and administrative expenses for the six months ended March 31, 2010 includes approximately $0.5 million of expenses related to acquisitions.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In April 2008, the FASB amended ASC 350, Intangibles and Other (“ASC 350”). This new accounting standard, currently contained in ASC 350-30-35, specifically amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this amendment is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted this standard during the first quarter of the fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which amended ASC 820 as it relates to the measurement of liabilities at fair value, effective for interim reporting periods beginning after August 26, 2009. More specifically, this amendment provided clarification for liabilities in which a quoted price in an active market for an identical liability is not available. The Company adopted this amendment during the first quarter of the fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 which amended ASC 820 as it relates to certain disclosures of fair value measurements. This amendment requires, among other things, (a) disclosure of the sensitivity of an entity’s fair value measurements using Level 3 inputs to changes in such inputs, (b) a reconciliation of changes in such fair value measurements and (c) disclosure of transfers between fair value measurements using Level 1 and 2 inputs, if any. The Company adopted this amendment during the second quarter of the fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company adopted the provisions of ASC 855, Subsequent Events (“ASC 855”), during the third quarter of the fiscal year 2009. ASC 855 establishes standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before the financial statements are issued and requires the disclosure, among other things, of the date through which an entity has evaluated subsequent events. In February 2010, the FASB issued ASU No. 2010-09 which amended ASC 855. This amendment, which was effective upon issuance, removed the requirement for SEC registrants to disclose the date through which such registrants have evaluated subsequent events.

3.  Net Earnings Per Share

Basic net earnings per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted net earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net earnings	$34,560	$24,595	$60,686	$40,654
Total weighted-average basic shares	181,942	181,682	181,915	181,630
Dilutive securities:
Stock option and stock award programs	2,033	1,343	1,970	1,360
Total weighted-average diluted shares	183,975	183,025	183,885	182,990
Earnings per share:
Basic	$0.19	$0.14	$0.33	$0.22
Diluted	$0.19	$0.13	$0.33	$0.22

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Options to purchase 9,102,441 shares and 9,109,441 shares of the Company’s common stock were outstanding but were not included in the computation of diluted earnings per share for the three and six months ended on March 31, 2010, respectively, since these options were anti-dilutive. Options to purchase 9,187,246 shares of the Company’s common stock were outstanding but were not included in the computation of diluted earnings per share for the three and six months ended on March 31, 2009 since these options were anti-dilutive. Anti-dilutive options are out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and in-the-money options for which the sum of assumed proceeds, including unrecognized compensation expense, exceeds the average price per share for the period.

4.   Accumulated Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments and deferred (loss) gain on interest rate swaps as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net earnings	$34,560	$24,595	$60,686	$40,654
Other comprehensive (loss) income adjustments:
Foreign currency translation adjustments (a)	(9,250)	(7,227)	(7,691)	(39,510)
Deferred (loss) gain on interest rate swaps (b)	(673)	(1,336)	159	(12,209)
Comprehensive income (loss)	$24,637	$16,032	$53,154	$(11,065)

(a)         There were no income tax amounts related to foreign currency translation adjustments recorded in other comprehensive income (loss) for the three and six months ended March 31, 2010 and 2009.

(b)         Amounts are net of income tax benefit of $0.4 million and $0.7 million for the three months ended March 31, 2010 and 2009, and net of income tax expense of $0.1 million and net of income tax benefit of $7.7 million for the six months ended March 31, 2010 and 2009, respectively.

The components of accumulated other comprehensive (loss) income as of March 31, 2010 and September 30, 2009 are as follows (in thousands):

	As of March 31, 2010			As of September 30, 2009
	Amount Before Tax	Deferred Tax	Net Amount	Amount Before Tax	Deferred Tax	Net Amount
Cumulative foreign currency translation adjustments	$(14,186)	—	$(14,186)	$(6,495)	—	$(6,495)
Deferred (losses) gains on interest rate swaps (a)	(15,104)	5,860	(9,244)	(15,365)	5,962	(9,403)
Total accumulated other comprehensive (loss) income	$(29,290)	$5,860	$(23,430)	$(21,860)	$5,962	$(15,898)

(a)         See Note 8 for more information about our interest rate swaps.

5.   Share-Based Payments

The Company accounts for stock option and stock awards, which include share-based payment plans, in accordance with ASC 718, Compensation — Stock Compensation. Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date and recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. On January 27, 2010, the Company adopted the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”), a share-based compensation plan which allows for the issuance of up to 29.8 million shares of the Company’s common stock.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The Company granted approximately 2.9 million and 2.7 million stock options to its employees and consultants during the six months ended March 31, 2010 and 2009, respectively. These amounts include 2.3 million stock options under the  Sally Beauty Holdings 2007 Omnibus Incentive Plan (the “2007 Plan”), 0.5 million stock options under the Alberto-Culver Company Employee Stock Option Plan of 2003 (the “2003 Plan”) and 0.1 million stock options under the 2010 Plan. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $2.5 million and $2.0 million in the fiscal years 2010 and 2009, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms contained in the 2010 Plan and certain predecessor share-based compensation plans.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements and the related tax benefits recognized in our statements of earnings (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Share-based compensation expense	$2,383	$1,584	$7,371	$5,195
Income tax benefit related to share-based compensation expense	$747	$102	$2,585	$1,480

Stock Options

Each option has an exercise price that equals 100% of the market price of the Company’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are generally subject to forfeiture until the four year vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan and certain predecessor share-based compensation plans.

The following table presents a summary of the activity for the Company’s stock option plans for the six months ended March 31, 2010:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2009	10,159	$7.43	7.7	$10,678
Granted	2,917	7.46
Exercised	(27)	2.59
Forfeited or expired	(40)	9.09
Outstanding at March 31, 2010	13,009	$7.44	7.7	$22,053

Exercisable at March 31, 2010	6,014	$7.54	6.7	$10,416

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes information about stock options under the Company’s option plans at March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2010 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2010 (in Thousands)	Weighted Average Exercise Price
$2.00	1,122	4.3	$2.00	1,122	$2.00
$5.24 – 9.66	11,887	8.0	7.95	4,892	8.81
Total	13,009	7.7	$7.44	6,014	$7.54

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

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Six Months Ended March 31,
	2010	2009
Expected lives (in years)	5.0	5.0
Expected volatility	64.4%	47.9%
Risk-free interest rate	2.4%	2.6%
Dividend yield	0.0%	0.0%

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

The weighted average fair value of the stock options issued to the Company’s grantees at the date of grant in the six months ended March 31, 2010 and 2009 was $4.15 and $2.33 per option, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2010 was $0.2 million.  Cash proceeds from these option exercises were $0.1 million and the tax benefit realized for the tax deductions from these option exercises was $0.1 million.

At March 31, 2010, approximately $14.3 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.6 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Stock Awards

Restricted Stock Awards

A restricted stock award is an award of shares of the Company’s common stock (which have full voting rights but are restricted with regard to sale or transfer), the restrictions over which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions contained in the 2010 Plan and certain predecessor share-based compensation plans.

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

The following table presents a summary of the activity for the Company’s restricted stock awards for the six months ended March 31, 2010:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2009	331	$7.45	3.3
Granted	118	7.42
Vested	(81)	7.71
Forfeited	—	—
Unvested at March 31, 2010	368	$7.38	3.6

At March 31, 2010, approximately $2.4 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.6 years.

Restricted Stock Units (“RSUs”)

The Company currently grants RSUs which generally vest less than one year from the date of grant pursuant to the 2010 Plan. To date, the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of common stock of the Company.  Upon vesting, such RSUs are retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs.

The Company expenses the cost of the RSUs (which is determined to be the fair value of the RSUs at the date of grant) on a straight-line basis over the vesting period (generally less than one year). For these purposes, the fair value of the RSU is determined based on the closing price of the Company’s common stock on the grant date.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s RSUs for the six months ended March 31, 2010:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2009	—	$—	—
Granted	66	7.42
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2010	66	$7.42	0.5

At March 31, 2010, approximately $0.2 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.5 years.

6.   Goodwill and Other Intangibles

During the six months ended March 31, 2010, intangible assets subject to amortization in the amount of $22.9 million and $1.9 million were recorded in connection with the September 2009 acquisitions of Schoeneman Beauty Supply, Inc. and Distribuidora Intersalon Limitada, respectively. In addition, during the six months ended March 31, 2010, intangible assets with indefinite lives in the amount of $0.9 million were recorded in connection with the acquisition of Distribuidora Intersalon Limitada. These amounts were previously reported in Goodwill pending the valuation of the assets acquired. Please see Note 17 to our financial statements contained in Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The change in the carrying amounts of goodwill by operating segment for the six months ended March 31, 2010 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2009	$73,208	$420,927	$494,135
Additions and purchase price adjustments (a)	19,231	1,567	20,798
Reclassifications	(2,780)	(22,920)	(25,700)
Foreign currency translation	(4,854)	1,555	(3,299)
Balance at March 31, 2010	$84,805	$401,129	$485,934

(a)         Please see Note 10 for additional information about businesses acquired.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table provides the gross carrying value and accumulated amortization for intangible assets with indefinite lives and intangible assets subject to amortization by operating segment at March 31, 2010 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at March 31, 2010
Intangible assets with indefinite lives:
Trade names	$19,868	$33,624	$53,492
Other intangibles	—	5,700	5,700
Total	19,868	39,324	59,192
Intangible assets subject to amortization:
Gross carrying amount	8,773	60,473	69,246
Accumulated amortization	(3,025)	(25,443)	(28,468)
Net value	5,748	35,030	40,778
Total intangible assets, net	$25,616	$74,354	$99,970

Amortization expense was $2.2 million and $1.4 million for the three months ended March 31, 2010 and 2009, and $4.1 million and $2.9 million for the six months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2010	$3,953
2011	7,106
2012	6,153
2013	3,683
2014	4,102
Thereafter	15,781
$40,778

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

7.   Long-Term Debt

Details of long-term debt are as follows (in thousands):

	As of March 31, 2010	Maturity dates	Interest Rates
ABL facility	$—	—	(i) Prime plus up to 0.50% or;
			(ii) LIBOR plus (1.00% to 1.50%)
Term Loan A	54,716	Nov. 2012	(i) Prime plus (1.00% to 1.50%) or;
			(ii) LIBOR plus (2.00% to 2.50%) (a)
Term Loan B	863,856	Nov. 2013	(i) Prime plus (1.25% to 1.50%) or;
			(ii) LIBOR plus (2.25% to 2.50%) (a)
Other (b)	7,576	2010-2014	4.05% to 6.75%
Total	$926,148

Senior notes	$430,000	Nov. 2014	9.25%
Senior subordinated notes	275,000	Nov. 2016	10.50%
Total	$705,000

Capitalized leases and other	$7,939
Less: current portion	(3,590)
Total long-term debt	$1,635,497

(a)         At March 31, 2010, the interest rate for both term loan A and term loan B is 2.5%.

(b)         Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group NV. Please see Note 10.

In connection with the Separation Transactions in November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings), incurred $1,850.0 million of indebtedness by (i) drawing on a revolving (asset-based lending (“ABL”)) facility in the amount of $70.0 million, (ii) entering into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million and (iii) together (jointly and severally) with another of the Company’s indirect subsidiaries, Sally Capital Inc., issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million.

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

During the six months ended March 31, 2010, the Company also made optional prepayments in the aggregate amount of $28.0 million on its senior term loans. In connection with the mandatory and optional prepayments made during the six months ended March 31, 2010, the Company recorded losses on extinguishment of debt in the aggregate amount of $0.4 million, which are included in net interest expense in the Company’s consolidated statements of earnings.

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are jointly and severally guaranteed on a senior basis (in the case of the

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

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

Maturities of the Company’s long-term debt are as follows as of March 31, 2010 (in thousands):

Fiscal Year:
2010	$1,924
2011	1,792
2012	56,098
2013	9,506
2014	856,828
Thereafter	705,000
$1,631,148
Capital leases and other	7,939
Less: current portion	(3,590)
Total	$1,635,497

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

Under the agreements and indentures governing the term loan facilities and the notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment. As of March 31, 2010, its consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

The agreements governing our ABL facility generally permit the making of distributions and certain other restricted payments so long as borrowing availability under the facility equals or exceeds $60.0 million. If borrowing availability falls below this amount, Sally Holdings may nevertheless make restricted payments to us in the aggregate since the date of the Separation Transactions, together with the aggregate cash amount paid in acquisitions since said date, of not greater than $50.0 million, together with certain other exceptions. As of March 31, 2010, borrowing availability under the ABL facility exceeded $60.0 million. As of March 31, 2010, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $262.6 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s 9.25% Senior Notes indenture and its 10.5% Senior Subordinated Notes indenture contain customary cross-default and/or cross-acceleration provisions.

8.    Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps by Sally Holdings.  The Company uses interest rate swaps as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to the term loans are impacted by changes in LIBOR. Interest rate swap

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

agreements involve the periodic receipt by Sally Holdings of amounts based on a variable rate in exchange for Sally Holdings making payments based on a fixed rate over the term of the interest rate swap agreements, without exchange of the underlying notional amount. As of March 31, 2010, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In May 2008, Sally Holdings entered into two interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million). These agreements expire on May 31, 2012 and are designated and qualify as effective cash flow hedges, in accordance with ASC 815. Accordingly, changes in the fair value of these derivative instruments are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in net interest expense in our consolidated statements of earnings. No hedge ineffectiveness on cash flow hedges was recognized during the six months ended March 31, 2010 or 2009. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for additional information about the Company’s interest rate swap agreements.

Amounts reported in OCI related to interest rate swaps are reclassified into net interest expense, as a yield adjustment, in the same period in which interest on the Company’s variable-rate debt obligations affect earnings. Interest expense resulting from such reclassifications were $2.5 million and $2.3 million during the three months ended March 31, 2010 and 2009, and $5.1 million and $3.0 million during the six months ended March 31, 2010 and 2009, respectively.  During the twelve months ending March 31, 2011, the Company estimates that an additional $9.1 million, before income tax, of the amount reported in OCI will be reclassified into interest expense.

Non-designated Cash Flow Hedges

In connection with the Separation Transactions, in November 2006, Sally Holdings entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and interest rate swap agreements with a notional amount of $350 million expired in November 2009. These interest rate swap agreements were not designated as hedges and, accordingly, the changes in fair value of these interest rate swap agreements (which were adjusted quarterly) were recorded in net interest expense in our consolidated statements of earnings. Interest expense includes non-cash income of $2.2 million of marked-to-market adjustments related to these interest rate swaps for the three months ended March 31, 2009 with no comparable amount for the three months ended March 31, 2010. Interest expense includes non-cash income of $2.4 million and non-cash expense of $0.8 million of marked-to-market adjustments related to these interest rate swaps for the six months ended March 31, 2010 and 2009, respectively. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for additional information about these interest rate swap agreements.

As a result of the Company’s acquisition of Sinelco Group NV (“Sinelco”) on December 16, 2009, the Company, through Sinelco, uses foreign currency options to manage the exposure to certain foreign currencies in connection with Sinelco’s purchases of merchandise. These foreign currency option agreements are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses are net of non-cash income of $0.3 million of marked-to-market adjustments related to these foreign currency options for the three and six months ended March 31, 2010. Please see Note 10 for information about the acquisition of Sinelco.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2010 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of March 31, 2010		As of March 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other liabilities	$15,104
Total derivatives designated as hedging instruments		$—		$15,104

Derivatives not designated as hedging instruments:
Foreign Currency Options	Prepaid expenses	$383	Accrued expenses	$—
Interest Rate Swaps	Prepaid expenses	—	Accrued expenses	—
Total derivatives not designated as hedging instruments		$383		$—

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended March 31, 2010 and 2009 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Three Months Ended March 31, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(673)	Interest expense, net	$(2,511)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options	Selling, general and administrative expenses	261
Interest Rate Swaps	Interest expense, net	$—
Total derivatives not designated as hedging instruments		$261

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Three Months Ended March 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(1,336)	Interest expense, net	$(2,345)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest expense, net	$(541)

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of the Company’s derivative financial instruments on the statements of earnings for the six months ended March 31, 2010 and 2009 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Six Months Ended March 31, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$159	Interest expense, net	$(5,070)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options	Selling, general and administrative expenses	261
Interest Rate Swaps	Interest expense, net	$(24)
Total derivatives not designated as hedging instruments		$237

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Six Months Ended March 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(12,209)	Interest expense, net	$(3,013)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest Rate Swaps	Interest expense, net	$(6,187)

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Credit-risk-related Contingent Features

The agreements governing the Company’s interest rate swaps contain provisions pursuant to which the Company could be declared in default on its interest rate swap obligations in the event the Company defaulted under certain terms of the loan documents governing the Company’s ABL facility. As of March 31, 2010, the fair value of interest rate swaps in a liability position related to these agreements was $15.1 million. As of March 31, 2010, the Company was under no obligation to post and had not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $15.6 million, including accrued interest and other termination costs.

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

The counterparties to all our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. The recent financial crisis affecting the banking systems and financial markets resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity which could expose us to an increased level of counterparty credit risk.  In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

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

The Company and Alberto-Culver entered into a tax allocation agreement as part of the Separation Transactions. The agreement provides generally that the Company is responsible for its pre-separation income tax liabilities, calculated on a stand-alone basis, and Alberto-Culver is responsible for the remainder. In the event additional U.S. federal income tax liability related to the period prior to the Separation Transactions was determined, the Company will be jointly and severally liable for these taxes, and there can be no assurance that Alberto-Culver would be able to fulfill its indemnification obligations to the Company under the tax allocation agreement if Alberto-Culver was determined to be responsible for these taxes thereunder.

In addition, as the successor entity to Alberto-Culver after the Separation Transactions, the Company relies upon the prior year federal income tax returns of Alberto-Culver and accounting methods established therein for certain calculations that affect the Company’s current consolidated U.S. federal income tax liability.

The IRS has initiated an examination of the Company’s consolidated federal income tax returns for the fiscal years ended September 30, 2008 and 2007. The IRS had previously audited the Company’s consolidated federal income tax returns through the tax year ended September 30, 2006, thus our statute remains open from the year ended September 30, 2007 forward.  Our foreign subsidiaries are impacted by various statutes of limitations, which are

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

generally open from 2004 forward. Generally, states’ statutes in the United States are open for tax reviews from 2005 forward.

10.   Acquisitions

On December 16, 2009, the Company acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.5 million (approximately $37.1 million). Sinelco serves over 1,500 customers through a product catalog and website and has sales throughout Europe. Goodwill of $17.6 million was recorded as a result of this acquisition. In addition, during the six months ended March 31, 2010, the Company completed several other individually immaterial acquisitions at an aggregate cost of $5.5 million and recorded goodwill in the amount of $3.2 million. The valuation of the assets acquired and liabilities assumed in connection with all acquisitions completed during the six months ended March 31, 2010 was based on their estimated fair values at the acquisition date. The final valuation of the assets acquired and liabilities assumed will be completed during the fiscal year 2010.

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

Sales between segments, which were eliminated in consolidation, were not material during the periods ended March 31, 2010 and 2009.  Segment data for the three and six months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Net sales:
Sally Beauty Supply	$453,634	$412,338	$891,949	$822,875
BSG	266,833	229,173	533,369	464,212
Total net sales	$720,467	$641,511	$1,425,318	$1,287,087
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$79,520	$70,379	$150,626	$135,665
BSG	26,027	20,359	51,624	40,595
Total segment operating profit	105,547	90,738	202,250	176,260
Unallocated corporate expenses (a)	(18,806)	(16,933)	(39,968)	(32,575)
Share-based compensation expense	(2,383)	(1,584)	(7,371)	(5,195)
Interest expense, net	(28,414)	(31,969)	(56,894)	(71,642)
Earnings before provision for income taxes	$55,944	$40,252	$98,017	$66,848

(a)        Unallocated expenses consist of corporate and shared costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty and its consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as well as the Risk Factors section contained in that Annual Report, and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights For the First Six Months of Fiscal Year 2010:

•                  Our consolidated same store sales increased by 4.3% for the six months ended March 31, 2010;

•                  Our consolidated net sales for the six months ended March 31, 2010, increased by $138.2 million, or 10.7%, to $1,425.3 million compared to $1,287.1 million for the six months ended March 31, 2009;

•                  Net sales reported for the six months ended March 31, 2010, reflect approximately $20.7 million, or 1.5%, in positive impact from changes in foreign exchange rates;

•                  Our consolidated gross profit for the six months ended March 31, 2010, increased $71.8 million, or 11.9%, to $677.5 million compared to $605.7 million for the six months ended March 31, 2009. As a percentage of net sales, gross profit increased 40 basis points to 47.5% for the six months ended March 31, 2010 compared to 47.1% for the six months ended March 31, 2009;

•                  Our consolidated operating earnings for the six months ended March 31, 2010, increased $16.4 million, or 11.9%, to $154.9 million compared to $138.5 million for the six months ended March 31, 2009;

•                  Net earnings increased $20.0 million, or 49.3%, to $60.7 million for the six months ended March 31, 2010 compared to $40.7 million for the six months ended March 31, 2009;

•                  Cash provided by operations decreased by $31.3 million to $92.9 million for the six months ended March 31, 2010 compared to $124.2 million for the six months ended March 31, 2009; and

•                  On December 16, 2009, we acquired Sinelco Group NV (“Sinelco”), a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.5 million (approximately $37.1 million).

Overview

Description of Business

We are the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and BSG. Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,768 stores and supplied 185 franchised stores in North America, South America and selected European countries, as of March 31, 2010. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,106 professional distributor sales consultants who sell directly to salons and salon professionals.  We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals while BSG exclusively targets salons and salon professionals. For the six months ended March 31, 2010, our net sales and operating earnings were $1,425.3 million and $154.9 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of March 31, 2010, Sally Beauty Supply operated 2,920 company-operated retail stores, 2,367 of which are located in the U.S. (with the remainder in the United Kingdom and certain other countries in Europe, Canada, Puerto Rico, Mexico and Chile) and supplied 26 franchised stores (all outside the U.S.). Sally Beauty Supply stores in the U.S. range in size between 1,200 square feet and 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 4,000 and 8,000 SKUs of beauty products and includes products for hair care, skin and nail care, beauty sundries and electrical appliances targeting retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol, Revlon and Conair, as well as an extensive selection of exclusive-label merchandise.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of March 31, 2010, BSG had 848 company-operated stores, supplied 159 franchised stores and had a sales force of approximately 1,106 professional distributor sales consultants selling exclusively to salons and salon professionals in substantially all states in the U.S. and in portions of Canada, Puerto Rico, Mexico and certain European countries. BSG stores average approximately 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. The product selection in BSG stores, ranging between 4,000 and 9,000 SKUs of beauty products, includes hair care and color, skin and nail care, beauty sundries and electrical appliances and targets salons and salon professionals. BSG carries leading professional beauty product brands intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

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

•                  International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations.  For example, on December 16, 2009, we acquired Sinelco Group NV (“Sinelco”), a wholesale distributor of professional beauty products with sales throughout Europe. In addition, on September 4, 2009, we acquired Distribuidora Intersalon Limitada, a leading distributor of premier beauty supply products with 16 stores located in Chile.  These acquisitions furthered our expansion plans in Europe and Latin America, key targets of Sally Beauty Supply’s international growth initiative.  We intend to continue to identify and evaluate non-U.S. acquisition targets. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisitions may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors - We may not be able to successfully identify acquisition candidates and complete desirable acquisitions,” “If we acquire any businesses in the future they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

•                  Economic conditions. We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate.  However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors — A further downturn in the economy may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Additionally, in May 2008, Sally Holdings entered into two interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements expire in May 2012 and are designated as effective hedges, consistent with ASC 815. Accordingly, adjustments to reflect the change in the fair values of these interest rate swap agreements are recorded in accumulated other comprehensive income until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any ineffectiveness is recognized in net interest expense in the consolidated statements of earnings. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” and Note 14 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

As a result of the Company’s acquisition of Sinelco, on December 16, 2009, the Company, through Sinelco, uses foreign currency options to manage the exposure to certain foreign currencies in connection with Sinelco’s purchases of merchandise. The Company’s foreign currency option agreements are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses is net of non-cash income of $0.3 million of marked-to-market adjustments related to these foreign currency options for the three and six months ended March 31, 2010. During the six months ended March 31, 2010, these derivative instruments did not have a material impact in results of operations or cash flows.

Our counterparties in the Company’s interest rate swaps and foreign currency options are deemed to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risks in the event of default by a counterparty. The recent financial crisis affecting the banking systems and financial markets has resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity, which could expose us to an increased level of counterparty risk.  In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial loss. At March 31, 2010, the aggregate fair value of all our interest rate swaps was a net liability of $15.1 million and the aggregate fair value of all our foreign currency options was a net asset of $0.4 million.

Results of Operations

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net sales	$720,467	$641,511	$1,425,318	$1,287,087
Cost of products sold and distribution expenses	376,183	339,399	747,819	681,431
Gross profit	344,284	302,112	677,499	605,656
Total other operating costs and expenses	259,926	229,891	522,588	467,166
Operating earnings	84,358	72,221	154,911	138,490
Interest expense, net	28,414	31,969	56,894	71,642
Earnings before provision for income taxes	55,944	40,252	98,017	66,848
Provision for income taxes	21,384	15,657	37,331	26,194
Net earnings	$34,560	$24,595	$60,686	$40,654

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2010 and 2009, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	52.2%	52.9%	52.5%	52.9%
Gross profit	47.8%	47.1%	47.5%	47.1%
Total other operating costs and expenses	36.1%	35.8%	36.6%	36.3%
Operating earnings	11.7%	11.3%	10.9%	10.8%
Interest expense, net	3.9%	5.0%	4.0%	5.6%
Earnings before provision for income taxes	7.8%	6.3%	6.9%	5.2%
Provision for income taxes	3.0%	2.5%	2.6%	2.0%
Net earnings	4.8%	3.8%	4.3%	3.2%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net sales:
Sally Beauty Supply	$453,634	$412,338	$891,949	$822,875
BSG	266,833	229,173	533,369	464,212
Total	$720,467	$641,511	$1,425,318	$1,287,087
Gross profit	$344,284	$302,112	$677,499	$605,656
Gross profit margin	47.8%	47.1%	47.5%	47.1%
Selling, general and administrative expenses	$247,496	$218,420	$498,268	$443,948
Depreciation and amortization	$12,430	$11,471	$24,320	$23,218
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$79,520	$70,379	$150,626	$135,665
BSG	26,027	20,359	51,624	40,595
Segment operating profit	105,547	90,738	202,250	176,260
Unallocated expenses	(18,806)	(16,933)	(39,968)	(32,575)
Share-based compensation expense	(2,383)	(1,584)	(7,371)	(5,195)
Operating earnings	84,358	72,221	154,911	138,490
Interest expense, net of interest income	(28,414)	(31,969)	(56,894)	(71,642)
Earnings before provision for income taxes	$55,944	$40,252	$98,017	$66,848
Segment operating profit margin:
Sally Beauty Supply	17.5%	17.1%	16.9%	16.5%
BSG	9.8%	8.9%	9.7%	8.7%
Consolidated operating profit margin	11.7%	11.3%	10.9%	10.8%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			2,946	2,873
BSG			1,007	934
			3,953	3,807
Same store sales growth (a)
Sally Beauty Supply	4.3%	2.0%	4.0%	0.9%
BSG	6.1%	2.3%	5.2%	1.5%
Consolidated	4.8%	2.1%	4.3%	1.1%

(a)          Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our same store sales calculation includes internet-based sales but does not generally include sales from stores relocated.

The Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended March 31,
	2010	2009	Increase
Net sales:
Sally Beauty Supply	$453,634	$412,338	$41,296	10.0%
BSG	266,833	229,173	37,660	16.4%
Consolidated net sales	$720,467	$641,511	$78,956	12.3%

Gross profit:
Sally Beauty Supply	$240,940	$214,765	$26,175	12.2%
BSG	103,344	87,347	15,997	18.3%
Consolidated gross profit	$344,284	$302,112	$42,172	14.0%

Gross profit margin:
Sally Beauty Supply	53.1%	52.1%	1.0%
BSG	38.7%	38.1%	0.6%
Consolidated gross profit margin	47.8%	47.1%	0.7%

Net Sales

Consolidated net sales increased by $79.0 million, or 12.3%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $50.9 million, or 7.9%, and sales from businesses acquired in the preceding 12 months contributed approximately $22.7 million, or 3.5%, more to consolidated net sales for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Other sales channels, in the aggregate, contributed an increase of $5.4 million, or 0.8%, compared to the three months ended March 31, 2009. Consolidated net sales for the three months ended March 31, 2010 are inclusive of approximately $11.6 million in positive impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $41.3 million, or 10.0%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $37.9 million, or 9.2%, and sales from businesses acquired in the preceding 12 months contributed approximately $2.8 million, or 0.7%, more for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Other sales channels and stores that have been open for less than 14 months, in the aggregate, contributed an increase of $0.6 million, or 0.1%, compared to the three months ended March 31, 2009. Net sales for Sally Beauty Supply for the three months ended March 31, 2010 are inclusive of approximately $6.8 million in positive impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $37.7 million, or 16.4%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. In the BSG segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $13.0 million, or 5.7% and sales from stores that have been open for less than 14 months contributed an increase of approximately $2.2 million, or 1.0%, while sales from businesses acquired in the preceding 12 months contributed approximately $19.9 million, or 8.7%, more for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Other sales channels, in the aggregate, contributed an increase of $2.6 million, or 1.1%, compared to the three months ended March 31, 2009. Net sales for BSG for the three months ended March 31, 2010 are inclusive of approximately $4.8 million in positive impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $42.2 million, or 14.0%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, principally due to higher sales volume and improved gross margins in both business segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $26.2 million, or 12.2%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, principally as a result of a higher sales volume and improved gross margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 53.1% for the three months ended March 31, 2010 compared to 52.1% for the three months ended March 31, 2009. This increase was principally the result of continued benefits from low-cost sourcing initiatives and a shift in product and customer mix (including an increase in sales of exclusive-label products and other higher-margin products). This increase also reflects a $3.1 million favorable impact from changes in foreign exchange rates.

Beauty Systems Group.  BSG’s gross profit increased by $16.0 million, or 18.3%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales was 38.7% for the three months ended March 31, 2010 compared to 38.1% for the three months ended March 31, 2009. This increase was principally the result of a favorable change in the sales mix principally in BSG’s franchise business. This increase also reflects a $2.0 million favorable impact from changes in foreign exchange rates.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $29.1 million, or 13.3%, to $247.5 million for the three months ended March 31, 2010 compared to $218.4 million for the three months ended March 31, 2009. Selling, general and administrative expenses, as a percentage of net sales, were 34.4% for the three months ended March 31, 2010 compared to 34.0% for the three months ended March 31, 2009. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months, as well as higher share-based compensation expense of $0.8 million and higher advertising expenses in the Sally Beauty Supply segment of $0.9 million.

Depreciation and Amortization

Consolidated depreciation and amortization was $12.4 million for the three months ended March 31, 2010 compared to $11.5 million for the three months ended March 31, 2009. This increase reflects the incremental expenses associated with businesses acquired in the last 12 months and depreciation related to capital expenditures mainly in connection with store openings in both operating segments, partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$79,520	$70,379	$9,141	13.0%
BSG	26,027	20,359	5,668	27.8%
Segment operating profit	105,547	90,738	14,809	16.3%
Unallocated expenses	(18,806)	(16,933)	1,873	11.1%
Share-based compensation expense	(2,383)	(1,584)	799	50.4%
Operating earnings	$84,358	$72,221	$12,137	16.8%

Consolidated operating earnings increased by $12.1 million, or 16.8%, to $84.4 million for three months ended March 31, 2010 compared to $72.2 million for the three months ended March 31, 2009. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, partially offset by higher unallocated corporate expenses and share-based compensation expense, as discussed below. Operating earnings, as a percentage of net sales, were 11.7% for the three months ended March 31, 2010 compared to 11.3% for the three months ended March 31, 2009.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $9.1 million, or 13.0%, to $79.5 million for three months ended March 31, 2010 compared to $70.4 million for the three months ended March 31, 2009.  The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased same store sales volume and improved gross margins, partially offset by higher advertising costs of approximately $0.9 million and the incremental costs related to approximately 73 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended March 31, 2010.  Segment operating earnings, as a percentage of net sales, were 17.5% for the three months ended March 31, 2010 compared to 17.1% for the three months ended March 31, 2009. The increase in Sally Beauty Supply’s operating earnings as a percentage of segment net sales was primarily a result of gross margin improvements.

Beauty Systems Group.  BSG’s segment operating earnings increased by $5.7 million, or 27.8%, to $26.0 million for the three months ended March 31, 2010 compared to $20.4 million for the three months ended March 31, 2009. Segment operating earnings, as a percentage of net sales, increased to 9.8% for the three months ended March 31, 2010 compared to 8.9% for the three months ended March 31, 2009. The increase in BSG operating earnings was primarily a result of gross margin improvements, the incremental operating earnings of businesses acquired and to ongoing cost reduction initiatives (including cost savings realized from the warehouse optimization program that began in the fiscal year 2007).

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $1.9 million, or 11.1%, to $18.8 million for the three months ended March 31, 2010 compared to $16.9 million for the three months ended March 31, 2009. This increase was due primarily to higher employee compensation and compensation-related expenses of approximately $1.4 million, other corporate expenses of approximately $1.0 million related primarily to recent upgrades to our information technology systems and acquisitions, partially offset by favorable currency transactions of approximately $0.6 million resulting from intercompany notes not permanently invested.

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased $0.8 million to $2.4 million for the three months ended March 31, 2010 compared to $1.6 million for the three months ended March 31, 2009. This increase was due to the higher fair value at the grant date of stock option awards during the fiscal year 2010 compared to stock option awards during the fiscal year 2009.

Net Interest Expense

Net interest expense decreased $3.6 million to $28.4 million for the three months ended March 31, 2010 compared to $32.0 million for the three months ended March 31, 2009.  Net interest expense for the three months ended March 31, 2009 is net of interest income of $0.1 million. The decrease in net interest expense was primarily attributable to lower outstanding principal balances on our ABL facility and senior term loans and lower prevailing LIBOR interest rates, partially offset by non-cash income of $2.2 million of marked-to-market adjustments for certain interest rate swaps (please see Note 8 of the Condensed Notes to Consolidated Financial Statements) in the three months ended March 31, 2009 with no comparable amount in 2010.

Provision for Income Taxes

Provision for income taxes was $21.4 million during the three months ended March 31, 2010 compared to $15.7 million for the three months ended March 31, 2009.  Income taxes for the interim periods ended March 31, 2010 and 2009 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective tax rate (excluding discrete items) is 37.6% for the fiscal year 2010 compared to the actual tax rate of 39.3% for the full fiscal year 2009.  The decrease in the estimated annual effective tax rate primarily relates to a decrease in the losses subject to valuation allowances.

The actual tax rate for the three months ended March 31, 2010 exceeds the estimated annual effective tax rate (excluding discrete items) for fiscal year 2010 primarily because of losses recorded in the three months ended March

31, 2010 for entities for which a valuation allowance is required, and discrete tax items recorded in the three months ended March 31, 2010.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $10.0 million, or 40.5%, to $34.6 million for the three months ended March 31, 2010 compared to $24.6 million for the three months ended March 31, 2009. Net earnings, as a percentage of net sales, were 4.8% for the three months ended March 31, 2010 compared to 3.8% for the three months ended March 31, 2009.

The Six Months Ended March 31, 2010 compared to the Six Months Ended March 31, 2009

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Six Months Ended March 31,
	2010	2009	Increase
Net sales:
Sally Beauty Supply	$891,949	$822,875	$69,074	8.4%
BSG	533,369	464,212	69,157	14.9%
Consolidated net sales	$1,425,318	$1,287,087	$138,231	10.7%

Gross profit:
Sally Beauty Supply	$471,204	$427,693	$43,511	10.2%
BSG	206,295	177,963	28,332	15.9%
Consolidated gross profit	$677,499	$605,656	$71,843	11.9%

Gross profit margin:
Sally Beauty Supply	52.8%	52.0%	0.8%
BSG	38.7%	38.3%	0.4%
Consolidated gross profit margin	47.5%	47.1%	0.4%

Net Sales

Consolidated net sales increased by $138.2 million, or 10.7%, for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $99.0 million, or 7.7%, and sales from businesses acquired in the preceding 12 months contributed approximately $37.0 million, or 2.9%, more to consolidated sales for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. Sales through our BSG franchise-based businesses declined by approximately $1.8 million, or 0.1%. Other sales channels, in the aggregate, contributed an increase of $4.0 million, or 0.3%, compared to the six months ended March 31, 2009. Consolidated net sales for the six months ended March 31, 2010 are inclusive of approximately $20.7 million in positive impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $69.1 million, or 8.4%, for the six months ended March 31, 2010 compared to the six months ended March 31, 2009.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $74.2 million, or 9.0%, while sales from businesses acquired in the preceding 12 months contributed approximately $5.4 million, or 0.7%, less to net sales for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. Net sales for Sally Beauty Supply for the six months ended March 31, 2010 are inclusive of approximately

$12.0 million in positive impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $69.2 million, or 14.9%, for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $24.9 million, or 5.4%, sales from stores that have been open for less than 14 months contributed an increase of approximately $2.3 million, or 0.5%, and sales through distributor sales consultants increased approximately $1.4 million, or 0.3%. Sales from businesses acquired in the preceding 12 months contributed approximately $ 42.4 million, or 9.1%, more to net sales for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. Sales through our franchise-based businesses declined by approximately $1.8 million, or 0.4%, primarily due to lower trade show activity. Net sales for BSG for the six months ended March 31, 2010 are inclusive of approximately $8.7 million in positive impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $71.8 million, or 11.9%, for the six months ended March 31, 2010 compared to the six months ended March 31, 2009, principally due to higher sales volume and improved gross margins in both business segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $43.5 million, or 10.2%, for the six months ended March 31, 2010 compared to the six months ended March 31, 2009, principally as a result of a higher sales volume and improved gross margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 52.8% for the six months ended March 31, 2010 compared to 52.0% for the six months ended March 31, 2009. This increase was the result of continued benefits from low-cost sourcing initiatives and a shift in product and customer mix (including an increase in sales of exclusive-label products and other higher-margin products). This increase also reflects a $5.6 million favorable impact from changes in foreign exchange rates.

Beauty Systems Group.  BSG’s gross profit increased by $28.3 million, or 15.9%, for the six months ended March 31, 2010 compared to the six months ended March 31, 2009, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 38.7% for the six months ended March 31, 2010 compared to 38.3% for the six months ended March 31, 2009. This increase was principally the result of a favorable change in the sales mix in BSG’s franchise business and in its company-operated stores mainly in the U.S. This increase also reflects a $3.7 million favorable impact from changes in foreign exchange rates.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $54.3 million, or 12.2%, to $498.3 million for the six months ended March 31, 2010 compared to $443.9 million for the six months ended March 31, 2009. Selling, general and administrative expenses, as a percentage of net sales, were 35.0% for the six months ended March 31, 2010 compared to 34.5% for the six months ended March 31, 2009. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months, as well as higher share-based compensation expense of $2.2 million, higher advertising expenses in the Sally Beauty Supply segment of $3.7 million and acquisition—related expenses of $0.5 million. Please see “Recent Accounting Pronouncements” below for more information about the Company’s treatment of acquisition—related expenses.

Depreciation and Amortization

Consolidated depreciation and amortization was $24.3 million for the six months ended March 31, 2010 compared to $23.2 million for the six months ended March 31, 2009. This increase reflects the incremental expenses associated with businesses acquired in the last 12 months and depreciation related to capital expenditures mainly in connection with store openings in both operating segments, partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Six Months Ended March 31,
	2010	2009	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$150,626	$135,665	$14,961	11.0%
BSG	51,624	40,595	11,029	27.2%
Segment operating profit	202,250	176,260	25,990	14.7%
Unallocated expenses	(39,968)	(32,575)	7,393	22.7%
Share-based compensation expense	(7,371)	(5,195)	2,176	41.9%
Operating earnings	$154,911	$138,490	$16,421	11.9%

Consolidated operating earnings increased by $16.4 million, or 11.9%, to $154.9 million for six months ended March 31, 2010 compared to $138.5 million for the six months ended March 31, 2009. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, partially offset by higher unallocated corporate expenses and share-based compensation expense, as discussed below. Operating earnings, as a percentage of net sales, were 10.9% for the six months ended March 31, 2010 compared to 10.8% for the six months ended March 31, 2009.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $15.0 million, or 11.0%, to $150.6 million for the six months ended March 31, 2010 compared to $135.7 million for the six months ended March 31, 2009. The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased same store sales volume and improved gross margins, partially offset by higher advertising costs of approximately $3.7 million and the incremental costs related to approximately 73 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the six months ended March 31, 2010.  Segment operating earnings, as a percentage of net sales, were 16.9% for the six months ended March 31, 2010 compared to 16.5% for the six months ended March 31, 2009. The increase in Sally Beauty Supply’s operating earnings, as a percentage of segment net sales, was primarily a result of gross margin improvements.

Beauty Systems Group.  BSG’s segment operating earnings increased by $11.0 million, or 27.2%, to $51.6 million for the six months ended March 31, 2010 compared to $40.6 million for the six months ended March 31, 2009. Segment operating earnings, as a percentage of net sales, increased to 9.7% for the six months ended March 31, 2010 compared to 8.7% for the six months ended March 31, 2009. The increase in BSG operating earnings was primarily a result of gross margin improvements, the incremental operating earnings of businesses acquired and to ongoing cost reduction initiatives (including cost savings realized from the warehouse optimization program that began in the fiscal year 2007).

Unallocated expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $7.4 million, or 22.7%, to $40.0 million for the six months ended March 31, 2010 compared to $32.6 million for the six months ended March 31, 2009. This increase was due primarily to higher employee compensation and compensation-related expenses of approximately $3.7 million, unfavorable currency transactions of approximately $0.9 million resulting from intercompany notes not permanently invested, other corporate expenses of approximately $1.7 million related primarily to recent upgrades to our information technology systems, and acquisition—related expenses of approximately $0.5 million (representing legal, professional fees and other expenses).

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased $2.2 million to $7.4 million for the six months ended March 31, 2010 compared to $5.2 million for the six months ended March 31, 2009. This increase was due to the higher fair value at the grant date of stock option awards during the six months ended March 31, 2010 compared to stock option awards during the six months ended March 31, 2009.

Net Interest Expense

Net interest expense decreased $14.7 million to $56.9 million for the six months ended March 31, 2010 compared to $71.6 million for the six months ended March 31, 2009.  Net interest expense is net of interest income of $0.1 million and $0.2 million for the six months ended March 31, 2010 and 2009, respectively. The decrease in net interest expense was primarily attributable to a $3.1 million favorable change in the fair value of certain interest rate swaps (please see Note 8 of the Condensed Notes to Consolidated Financial Statements), to lower outstanding principal balances on our ABL facility and senior term loans and to lower prevailing LIBOR interest rates.

Provision for Income Taxes

Provision for income taxes was $37.3 million during the six months ended March 31, 2010 compared to $26.2 million for the six months ended March 31, 2009.  Income taxes for the interim periods ended March 31, 2010 and 2009 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective tax rate (excluding discrete items) is 37.6% for the fiscal year 2010 compared to the actual tax rate of 39.3% for the full fiscal year 2009.  The decrease in the estimated annual effective tax rate primarily relates to a decrease in the losses subject to valuation allowances.

The actual tax rate for the six months ended March 31, 2010 exceeds the estimated annual effective tax rate (excluding discrete items) for fiscal year 2010 primarily because of the discrete tax items recorded in the six months ended March 31, 2010.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $20.0 million, or 49.3%, to $60.7 million for the six months ended March 31, 2010 compared to $40.7 million for the six months ended March 31, 2009. Net earnings, as a percentage of net sales, were 4.3% for the six months ended March 31, 2010 compared to 3.2% for the six months ended March 31, 2009.

Financial Condition

March 31, 2010 Compared to September 30, 2009

Working capital (current assets less current liabilities) increased $24.4 million to $366.1 million at March 31, 2010 compared to $341.7 million at September 30, 2009. The ratio of current assets to current liabilities was 1.99 to 1.00 at March 31, 2010 compared to 1.91 to 1.00 at September 30, 2009. The increase in working capital reflects an increase of $18.5 million in current assets and a decrease of $5.9 million in current liabilities.  The increase in current assets as of March 31, 2010 includes an increase of $19.3 million in inventory levels, an increase of $8.5 million in other receivables and an increase of $4.4 million in trade accounts receivable, partially offset by a reduction of $17.0 million in cash and cash equivalents.  The decrease in current liabilities as of March 31, 2010 includes a reduction of $20.9 million in current maturities of long-term debt, partially offset by an increase of $14.1 million in accounts payable and accrued expenses.

Inventories increased $19.3 million to $579.0 million at March 31, 2010 compared to $559.7 million at September 30, 2009 due primarily to the effect of stores opened and businesses acquired in the preceding 12 months partially offset by the effect of foreign currency translation adjustments of approximately $3.4 million. Other receivables increased $8.5 million to $32.6 million at March 31, 2010 compared to $24.1 million at September 30, 2009 due primarily to accrued vendor rebates and businesses acquired. Trade accounts receivable increased $4.4 million to $48.0 million at March 31, 2010 compared to $43.6 million at September 30, 2009 due primarily to increased sales activity and businesses acquired.

Accounts payable increased $9.2 million to $202.8 million at March 31, 2010 compared to $193.6 million at September 30, 2009 due primarily to acquisitions and the timing of payments to suppliers in connection with recent purchases of merchandise inventory. Accrued expenses increased $4.9 million to $159.0 million at March 31, 2010 compared to $154.2 million at September 30, 2009 due primarily to the timing of payments of interest on long-term debt.

Long-term debt, including current portion, decreased $38.4 million to $1,639.1 million at March 31, 2010 compared to $1,677.5 million at September 30, 2009 due primarily to prepayments of $50.3 million (including a mandatory prepayment of $22.3 million — please see “Liquidity and Capital Resources” below) on our senior term loans, partially offset by pre-acquisition indebtedness, including capital leases, of Sinelco.

Total stockholders’ deficit, for the six months ended March 31, 2010, decreased by $60.6 million primarily as a result of net earnings of $60.7 million and an increase in additional paid-in capital of $7.5 million resulting from share-based compensation expense and the exercise of stock options, partially offset by cumulative translation adjustments of $7.7 million.

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

During the six months ended March 31, 2010, the Company also made optional prepayments in the aggregate amount of $28.0 million on its senior term loans. In connection with the mandatory and optional prepayments made during the six months ended March 31, 2010, the Company recorded losses on extinguishment of debt in the aggregate amount of $0.4 million, which are included in net interest expense in the Company’s consolidated statements of earnings.

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

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the six months ended March 31, 2010 have varied in amounts of up to $30.0 million, with total amounts outstanding ranging from zero up to $53.5 million. The amounts drawn are generally paid down with cash provided by our operating activities.

As of March 31, 2010, Sally Holdings had $336.4 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

Under the agreements and indentures governing the term loan facilities and the notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of March 31, 2010, its consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

The agreements governing our ABL facility generally permit the making of distributions and certain other restricted payments so long as borrowing availability under the facility equals or exceeds $60.0 million. If borrowing availability falls below this amount, Sally Holdings may nevertheless make restricted payments to us in the aggregate since the date of the Separation Transactions, together with the aggregate cash amounts paid in acquisitions since said date, of not greater than $50.0 million, together with certain other exceptions.  As of March 31, 2010, borrowing availability under the ABL facility exceeded $60.0 million. As of March 31, 2010, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $262.6 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s 9.25% Senior Notes indenture and its 10.5% Senior Subordinated Notes indenture contain customary cross-default and/or cross-acceleration provisions.

On December 16, 2009, the Company acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.5 million (approximately $37.1 million). Sinelco serves over 1,500 customers through a product catalog and website and has sales throughout Europe. Goodwill of $17.6 million was recorded as a result of this acquisition. In addition, during the six months ended March 31, 2010, the Company completed several other individually immaterial acquisitions at an aggregate cost of $5.5 million and recorded goodwill in the amount of $3.2 million. We funded these acquisitions with cash from operations and borrowings under our ABL facility. Such borrowings were repaid on or before March 31, 2010.

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the six months ended March 31, 2010 and 2009. Historically, our primary use of cash has been for acquisitions, capital expenditures and repayments of debt. The following table shows our sources and uses of funds for the six months ended March 31, 2010 and 2009 (in thousands):

	Six Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$92,922	$124,220
Net cash used by investing activities	(58,044)	(18,710)
Net cash used by financing activities	(51,174)	(99,851)
Effect of foreign exchange rates on cash and cash equivalents	(731)	(769)
Net (decrease) increase in cash and cash equivalents	$(17,027)	$4,890

Net Cash Provided by Operating Activities

Net cash provided by operating activities (which excludes cash used for acquisitions completed during the period) during the six months ended March 31, 2010 decreased by $31.3 million to $92.9 million compared to $124.2 million during the six months ended March 31, 2009. The decrease was primarily due to changes in inventory levels of approximately $50.3 million (mainly resulting from reductions in inventory levels in the six months ended March 31, 2009) and in accounts payable and accrued expenses of approximately $9.2 million, partially offset by changes in trade accounts receivable of $2.0 million and in other liabilities of $6.6 million. This decrease is also net of an improvement in earnings of approximately $20.0 million for the six months ended March 31, 2010 compared to the six months ended March 31, 2009.

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2010 increased by $39.3 million to $58.0 million compared to $18.7 million during the six months ended March 31, 2009.  This increase was due to an increase of $32.9 million in cash used for acquisitions, net of cash acquired, and a $6.4 million increase in capital expenditures (primarily as a result of more store openings) for the six months ended March 31, 2010 compared to the six months ended March 31, 2009.

Net Cash Used by Financing Activities

Net cash used by financing activities during the six months ended March 31, 2010 decreased by $48.7 million to cash used of $51.2 million compared to $99.9 million during the six months ended March 31, 2009.  The decrease was primarily due to net repayments of debt of $51.5 million during the six months ended March 31, 2010 compared to $98.4 million (including $75 million of borrowings under our ABL facility) during the six months ended March 31, 2009.

Capital Requirements

During the six months ended March 31, 2010, capital expenditures were $23.2 million. For fiscal year 2010, we anticipate total capital expenditures in the range of approximately $45.0 million to $50.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion and/or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2009.

Off-Balance Sheet Financing Arrangements

At March 31, 2010 and September 30, 2009, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs. Such letters of credit totaled $14.3 million and $13.4 million at March 31, 2010 and September 30, 2009, respectively.

Inflation

We believe that inflation currently does not have a material effect on our results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements. Actual results may differ from these estimates. We believe these estimates and assumptions are reasonable. We consider accounting policies to be critical when they require us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and when the use of different estimates that our management reasonably could have used could have a material effect on the presentation of our financial condition, changes in financial condition or results of operations.

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

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities; or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data; and

Level 3 - Unobservable inputs for the asset or liability

The Company measures certain financial instruments at fair value on a recurring basis, including interest rate swaps and foreign currency options. In accordance with ASC 820, the Company categorized certain of its financial assets and liabilities based on priority of the inputs to the valuation technique for the instruments, as follows (in thousands):

	As of March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency options (b)	$383		$383
Total assets	$383		$383

Liabilities
Long-term debt (a)	$1,675,311	$755,550	$919,761
Hedged interest rate swaps (b)	15,104	—	15,104
Total liabilities	$1,690,415	$755,550	$934,865

(a)          Long-term debt, which is carried at amortized cost in the Company’s financial statements, is valued using internal models based on market observable inputs, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using quoted market prices for such debt securities.

(b)         Interest rate swaps and foreign currency options are valued using internal models based on market observable inputs, including market interest rates and foreign currency exchange rates, as appropriate. Please see Note 8 of the Condensed Notes to Consolidated Financial Statements contained in Item 1 of this report for more information about the Company’s interest rate swaps and foreign currency options.

Recent Accounting Pronouncements

In December 2007, the FASB revised the accounting standards for business combinations. This new standard (currently contained in ASC 805, Business Combinations (“ASC 805”)), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaced the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values.  This new standard further requires that acquisition-related costs be recognized separately from the related acquisition. The Company adopted this standard during the first quarter of the fiscal year 2010. Selling, general and administrative expenses for the six months ended March 31, 2010 includes approximately $0.5 million of expenses related to acquisitions.

In April 2008, the FASB amended ASC 350, Intangibles and Other (“ASC 350”). This new accounting standard, currently contained in ASC 350-30-35, specifically amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this amendment is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted this standard during the first quarter of the fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued ASU No. 2009-05 which amended ASC 820 as it relates to the measurement of liabilities at fair value, effective for interim reporting periods beginning after August 26, 2009. More specifically, this amendment provided clarification for liabilities in which a quoted price in an active market for an identical liability is not available. The Company adopted this amendment during the first quarter of the fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 which amended ASC 820 as it relates to certain disclosures of fair value measurements. This amendment requires, among other things, (a) disclosure of the sensitivity of an entity’s fair value measurements using Level 3 inputs to changes in such inputs, (b) a reconciliation of changes in such fair value measurements and (c) disclosure of transfers between fair value measurements using Level 1 and 2 inputs, if any. The Company adopted this amendment during the second quarter of the fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company adopted the provisions of ASC 855, Subsequent Events (“ASC 855”), during the third quarter of the fiscal year 2009. ASC 855 establishes standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before the financial statements are issued and requires the disclosure, among other things, of the date through which an entity has evaluated subsequent events. In February 2010, the FASB issued ASU No. 2010-09 which amended ASC 855. This amendment, which was effective upon issuance, removed the requirement for SEC registrants to disclose the date through which such registrants have evaluated subsequent events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. For fiscal year 2009, 2008 and 2007, approximately 16%, 18% and 16%, respectively, of our sales were made in currencies other than the U.S. dollar. Consolidated net sales for the six months ended March 31, 2010 reflect approximately $20.7 million in positive impact from changes in foreign currency exchange rates. In addition, for the six months ended March 31, 2010, other comprehensive income reflects $7.7 million in foreign currency translation adjustments. Fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

As a result of the Company’s acquisition of Sinelco on December 16, 2009, the Company, through Sinelco, uses foreign currency options to manage its exposure to certain foreign currencies in connection with Sinelco’s purchases of merchandise. These foreign currency option agreements are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses are net of non-cash income of $0.3 million of marked-to-market adjustments related to these foreign currency options for the three and six months ended March 31, 2010. During the six months ended March 31, 2010, these derivative instruments did not have a material impact in results of operations or cash flows.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted consolidated net sales by approximately 1.7% in the six months ended March 31, 2010 and would have impacted consolidated net assets by 2.5% at March 31, 2010.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the term loans and the ABL facility. Based on the approximately $918.6 million of aggregate borrowings under the Company’s term loans and the ABL facility as of March 31, 2010, a change in the estimated interest rate up or down by 1/8% would increase or decrease earnings before provision for income taxes by approximately $1.1 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

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

In May 2008, we entered into two additional interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million).  These agreements expire on May 31, 2012 and enable us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest ranging from 5.818% to 6.090%.  These agreements are designated as effective cash flow hedges, in accordance with ASC 815.  Accordingly, changes in the fair value of these derivative instruments are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in net interest expense in our consolidated statements of earnings.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2010, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries as of March 31, 2010. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

We are subject to a number of federal, state and local laws and regulations, as well as the laws and regulations applicable in each other marketplace in which we do business. These laws and regulations govern, among other things, the composition, packaging, labeling and safety of the products we sell, the methods we use to sell these products and the methods we use to import these products.  We believe that we are in material compliance with such laws and regulations, although no assurance can be provided that this will remain true going forward.

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

(c) Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on January 27, 2010.  The owners of 175,918,874 shares of common stock representing 96.5 percent of the voting power of all of the shares of common stock issued and outstanding on November 30, 2009, the record date for the meeting, were represented at the annual meeting.  Each share of our common stock was entitled to one vote at the annual meeting.

Our stockholders elected each of the following individuals as a director of the Company for a term of three years: James G. Berges (161,623,379 votes in favor and 14,295,495 votes withheld or non-voted), Marshall E. Eisenberg (169,484,365 votes in favor and 6,434,509 votes withheld or non-voted), John A. Miller (169,488,033 votes in favor and 6,430,841 votes withheld or non-voted) and Richard J. Schnall (166,142,252 votes in favor and 9,776,622 votes withheld or non-voted).  Our other directors whose term of office continued after the meeting are: Kathleen J. Affeldt, Kenneth A. Giuriceo, Robert R. McMaster, Walter L. Metcalfe, Jr., Martha Miller de Lombera, Edward W. Rabin, and Gary G. Winterhalter.

Our stockholders ratified the appointment of KPMG LLP as the Company’s independent registered accounting firm for the year ending September 30, 2010, with 175,470,180 votes in favor, 401,669 votes against and 47,025 abstentions.

Our stockholders approved the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan with 141,989,298 votes in favor, 27,630,727 votes against, 207,997 votes abstained and 6,090,852 broker non-votes.

There were no other matters submitted for vote.

Item 5.  Other Information.

(a) Not applicable

(b) Not applicable

Item 6. Exhibits

Exhibit No.	Description
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006†

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006†

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.02 to the Company’s Current Report on Form 8-K filed on October 30, 2006†

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006†

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006†

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on October 30, 2006†

2.7	Agreement and Plan of Merger by and among Beauty Systems Group LLC, Lady Lynn Enterprises, Inc., Schoeneman Beauty Supply, Inc., the Shareholders and F. Dale Schoeneman, dated September 30, 2009†

3.1

Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006

3.2

Third Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated October 23, 2008, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2008

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated herein by reference from Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.4

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.11

Credit Agreement, dated November 16, 2006, with respect to an Asset-Based Loan Facility, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, any Canadian Borrower from time to time party thereto, certain subsidiaries of Sally Holdings LLC, the several lenders from time to time parties thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, and Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.12

U.S. Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.13

Canadian Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Beauty (Canada) Corporation, Beauty Systems Group (Canada), Inc., Sally Beauty Canada Holdings Inc. and certain of their respective subsidiaries in favor of Merrill Lynch Capital Canada Inc., as Canadian Agent and Canadian Collateral Agent, which is incorporated herein by reference from Exhibit 4.6.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.14

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated herein by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.15

Assignment and Acceptance of that certain Credit Agreement, dated as of November 16, 2006, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, the Canadian Borrowers (as defined in the Credit Agreement), the several banks and other financial institutions from time to time parties thereto, Merrill Lynch Capital, a division of’ Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the Lenders and Merrill Lynch Capital Canada, Inc., as Canadian agent and Canadian collateral agent for the Lenders, which is incorporated herein by reference from Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.1

Amended and Restated Letter Agreement between Clayton, Dubilier & Rice, LLC (“CD&R”) and the Company with respect to the provision of services by CD&R to the Company’s Board of Directors dated as of February 24, 2010*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty*

*Included herewith

†Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 4, 2010

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer