Form 10-Q
period 2010-12-31
Sally Beauty Holdings, Inc.
filed 2011-02-03
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2010

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

As of January 27, 2011, there were 183,209,861 shares of the issuer’s common stock outstanding.

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

•             product diversion to mass retailers;

•             the operational and financial performance of our Armstrong McCall, L.P. (“Armstrong McCall”) franchised-based business;

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

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission. The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following are the Company’s consolidated balance sheets as of December 31, 2010 and September 30, 2010, and its consolidated statements of earnings and consolidated statements of cash flows for the three months ended December 31, 2010 and 2009.

The Company was formed in June 2006 and became the accounting successor company to Sally Holdings, Inc. (which was, until November 2006, a wholly-owned subsidiary of Alberto-Culver) upon the completion of our separation from Alberto-Culver. In these financial statements and elsewhere in this Quarterly Report on Form 10-Q we refer to these transactions as the Separation Transactions. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Separation Transactions.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
Net sales	$793,564	$704,851
Cost of products sold and distribution expenses	414,173	371,637
Gross profit	379,391	333,214
Selling, general and administrative expenses	272,908	250,771
Depreciation and amortization	14,111	11,889
Operating earnings	92,372	70,554
Interest expense	29,523	28,480
Earnings before provision for income taxes	62,849	42,074
Provision for income taxes	21,900	15,948
Net earnings	$40,949	$26,126

Net earnings per share:
Basic	$0.22	$0.14
Diluted	$0.22	$0.14

Weighted average shares:
Basic	182,462	181,889
Diluted	187,201	183,841

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value data)

	December 31, 2010	September 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,381	$59,494
Trade accounts receivable, less allowance for doubtful accounts of $2,781 at December 31, 2010 and $2,756 at September 30, 2010	54,326	54,989
Other receivables	36,465	29,510
Inventory	632,043	604,357
Prepaid expenses	24,112	23,486
Deferred income tax assets, net	23,000	22,939
Total current assets	808,327	794,775
Property and equipment, net of accumulated depreciation of $300,197 at December 31, 2010 and $291,186 at September 30, 2010	176,957	168,119
Goodwill	504,075	478,240
Other intangible assets, net of accumulated amortization of $36,098 at December 31, 2010 and $33,031 at September 30, 2010	140,243	109,352
Other assets	40,838	38,926
Total assets	$1,670,440	$1,589,412
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$48,299	$3,045
Accounts payable	225,716	224,931
Accrued liabilities	134,914	167,496
Income taxes payable	28,275	12,180
Total current liabilities	437,204	407,652
Long-term debt	1,557,144	1,559,591
Other liabilities	39,063	40,692
Deferred income tax liabilities, net	43,115	41,803
Total liabilities	2,076,526	2,049,738
Stock options subject to redemption	808	946
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 183,223 and 182,592 shares issued and 182,727 and 182,230 shares outstanding at December 31, 2010 and September 30, 2010, respectively	1,827	1,822
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	661,519	650,315
Accumulated deficit	(1,052,081)	(1,093,030)
Treasury stock, 15 shares at December 31, 2010 and September 30, 2010, at cost	(103)	(103)
Accumulated other comprehensive loss, net of tax	(18,056)	(20,276)
Total stockholders’ deficit	(406,894)	(461,272)
Total liabilities and stockholders’ deficit	$1,670,440	$1,589,412

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net earnings	$40,949	$26,126
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,111	11,889
Share-based compensation expense	7,838	4,988
Amortization of deferred financing costs	1,773	2,043
Excess tax (benefit) shortfall from share-based compensation	(531)	(8)
Net loss (gain) on disposal of leaseholds and other property	38	(20)
Net loss on extinguishment of debt	1,585	—
Deferred income taxes	392	1,342
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	4,439	11,995
Other receivables	(6,757)	(12,558)
Inventory	(9,925)	(7,279)
Prepaid expenses	(612)	(1,156)
Other assets	(87)	(210)
Accounts payable and accrued liabilities	(42,557)	(29,095)
Income taxes payable	16,747	11,324
Other liabilities	867	409
Net cash provided by operating activities	28,270	19,790
Cash Flows from Investing Activities:
Capital expenditures	(15,230)	(12,112)
Proceeds from sale of property and equipment	124	45
Acquisitions, net of cash acquired	(78,819)	(30,389)
Net cash used by investing activities	(93,925)	(42,456)
Cash Flows from Financing Activities:
Change in book cash overdraft	2,818	—
Proceeds from issuance of long-term debt	222,404	98,000
Repayments of long-term debt	(179,343)	(98,357)
Debt issuance costs	(4,667)	—
Proceeds from exercises of stock options	2,874	2
Excess tax benefit (shortfall) from share-based compensation	531	8
Purchases of treasury stock	—	(56)
Net cash provided (used) by financing activities	44,617	(403)
Effect of foreign exchange rate changes on cash and cash equivalents	(75)	411
Net decrease in cash and cash equivalents	(21,113)	(22,658)
Cash and cash equivalents, beginning of period	59,494	54,447
Cash and cash equivalents, end of period	$38,381	$31,789

Supplemental Cash Flow Information:
Interest paid	$42,855	$48,303
Income taxes paid, net	$4,891	$3,278

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or the “Company”) sell professional beauty supplies through its Sally Beauty Supply retail stores in the U.S., Canada, Mexico, Puerto Rico, Chile, Belgium, France, the United Kingdom and certain other countries in Europe. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern U.S. and in Mexico through the operations of its subsidiary Armstrong McCall. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Sally Beauty was formed in June 2006 and became the accounting successor company to Sally Holdings, Inc. (which was, until November 2006, a wholly-owned subsidiary of Alberto-Culver) upon the completion of the Separation Transactions. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for more information about the Separation Transactions.

Basis of Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of December 31, 2010 and September 30, 2010, and its consolidated results of operations and consolidated cash flows for the three months ended December 31, 2010 and 2009.

All references in these notes to “management” are to the management of Sally Beauty. All references in these notes to the “Company” are to Sally Beauty.

2.   Significant Accounting Policies

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The Company adheres to the same accounting policies in the preparation of its interim financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full year assumptions. Such amounts are expensed in full in the year incurred.  For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

The results of operations for these interim periods are not necessarily indicative of the results that may be expected for any future interim period or the entire fiscal year.

The Company’s financial instruments consist of cash and cash equivalents, trade and other accounts receivable, accounts payable, interest rate swap agreements, foreign currency option and forward agreements, and long-term debt. There were no significant changes in the methods and assumptions used to estimate the fair value of the Company’s financial instruments since September 30, 2010.

The carrying amounts of cash and cash equivalents, trade and other accounts receivable, and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The aggregate fair value of the interest rate swap agreements held at December 31, 2010 was a net liability of $13.0 million included in other liabilities in the Company’s consolidated balance sheet. Fair value amounts reported for these agreements are based on third-party information and were determined using proprietary models based upon well-

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

recognized financial principles and reasonable estimates about relevant future market conditions. Please see Note 10 for more information about the Company’s interest rate swaps.

The aggregate fair value of all the foreign currency option and forward agreements held at December 31, 2010 was a net asset of $0.3 million, consisting of $0.4 million included in prepaid expenses and $0.1 million included in accrued liabilities in the Company’s consolidated balance sheet. Fair value amounts reported for these agreements are based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. Please see Note 10 for more information about the Company’s foreign currency option and forward agreements.

At December 31, 2010, the fair value of the Company’s long-term debt (including capital leases) was approximately $1,652.5 million, while the carrying amount in the Company’s consolidated balance sheet was $1,605.4 million. Fair value amounts reported for long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

3.   Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the accounting standards for business combinations. This new standard, currently contained in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaced the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values. This new standard further requires that acquisition-related costs be recognized separately from the related acquisition. The Company adopted this standard effective October 1, 2009. Expenses related to acquisitions are included in selling, general and administrative expenses and, for the three months ended December 31, 2010 and 2009, were $0.1 million and $0.4 million, respectively.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 which amended ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as it relates to certain disclosures of fair value measurements. This amendment requires, among other things, (a) disclosure of the sensitivity of an entity’s fair value measurements using Level 3 inputs to changes in such inputs, (b) a reconciliation of changes in such fair value measurements and (c) disclosure of transfers between Level 1 and Level 2 of the hierarchy, if any, and the reasons for such transfers. The Company adopted this amendment during the second quarter of its fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the following pronouncements on our consolidated financial statements:

In December 2010, the FASB issued ASU No. 2010-28 which amended ASC Topic 350, Intangibles-Goodwill and Other. This amendment modifies the goodwill impairment test for reporting units with a zero or negative carrying amount, by requiring that Step 2 of the goodwill impairment test be performed for such reporting units if it is more likely than not that an impairment of goodwill exists. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is not permitted.

In December 2010, the FASB issued ASU No. 2010-29 which amended ASC 805. This amendment requires that a public company that enters into business combinations that are material on an individual or aggregate basis disclose certain pro forma information for the current and the immediately preceding fiscal year. This amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to such business combination or business combinations. This amendment is effective prospectively for business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2010. Early application is permitted.

Accounting Changes

The Company made no accounting changes during the three months ended December 31, 2010.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

4.   Fair Value Measurements

The Company measures on a recurring basis and discloses certain financial instruments (including interest rate swap agreements, and foreign currency option and forward agreements) under the provisions of ASC 820, as amended.  The Company defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.  The three levels of that hierarchy are defined as follows:

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at December 31, 2010 (in thousands):

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forwards (a)	$251	—	$251	—
Foreign currency options (a)	203	—	203	—
Total assets	$454		$454

Liabilities
Long-term debt (b)	$1,652,487	$752,044	$900,443	—
Hedged interest rate swaps (a)	13,031	—	13,031	—
Foreign currency forwards (a)	144	—	144	—
Total liabilities	$1,665,662	$752,044	$913,618

(a)         Foreign currency forwards and options and interest rate swaps are valued using internal models based on market observable inputs, including market interest rates and foreign currency exchange rates, as appropriate. Please see Note 10 for more information about the Company’s foreign currency forwards and options and interest rate swaps.

(b)         Long-term debt, which is carried at amortized cost in the Company’s consolidated financial statements, is valued for purposes of this disclosure using internal models based on market observable inputs, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using quoted market prices for such debt securities.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at September 30, 2010 (in thousands):

	As of September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forwards (a)	$20	—	$20	—
Foreign currency options (a)	99	—	99	—
Total assets	$119		$119

Liabilities
Long-term debt (b)	$1,596,228	$751,250	$844,978	—
Hedged interest rate swaps (a)	15,530	—	15,530	—
Foreign currency forwards (a)	328	—	328	—
Total liabilities	$1,612,086	$751,250	$860,836

(a)         Foreign currency forwards and options and interest rate swaps are valued using internal models based on market observable inputs, including market interest rates and foreign currency exchange rates, as appropriate.

(b)         Long-term debt, which is carried at amortized cost in the Company’s consolidated financial statements, is valued for purposes of this disclosure using internal models based on market observable inputs, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using quoted market prices for such debt securities.

5.  Net Earnings Per Share

Basic net earnings per share, is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share, is calculated similarly but includes potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2010	2009
Net earnings	$40,949	$26,126
Total weighted-average basic shares	182,462	181,889
Dilutive securities:
Stock option and stock award programs	4,739	1,952
Total weighted-average diluted shares	187,201	183,841
Earnings per share:
Basic	$0.22	$0.14
Diluted	$0.22	$0.14

At December 31, 2010 and 2009, options to purchase 2,999,200 shares and 9,234,891 shares, respectively, of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options were anti-dilutive. Anti-dilutive options are out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including unrecognized compensation expense, exceeds the average price per share for the period.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

6.   Comprehensive Income and Accumulated Other Comprehensive (Loss) Income

Comprehensive income consists of net earnings, foreign currency translation adjustments and deferred gain on interest rate swaps as follows (in thousands):

	Three Months Ended December 31,
	2010	2009
Net earnings	$40,949	$26,126
Other comprehensive income adjustments:
Foreign currency translation adjustments (a)	691	1,558
Deferred gain on interest rate swaps (b)	1,529	833
Comprehensive income	$43,169	$28,517

(a)         There were no income tax amounts related to foreign currency translation adjustments recorded in other comprehensive income for the three months ended December 31, 2010 and 2009.

(b)         Amounts are net of an income tax expense of $1.0 million and $0.5 million for the three months ended December 31, 2010 and 2009, respectively.

The components of accumulated other comprehensive (loss) income, net of tax, as of December 31, 2010 and September 30, 2010 are as follows (in thousands):

	As of December 31, 2010			As of September 30, 2010
	Amount Before Tax	Deferred Tax	Net Amount	Amount Before Tax	Deferred Tax	Net Amount
Cumulative foreign currency translation adjustments	$(10,081)	—	$(10,081)	$(10,772)	—	$(10,772)
Deferred (losses) gains on interest rate swaps (a)	(13,031)	5,056	(7,975)	(15,530)	6,026	(9,504)
Total accumulated other comprehensive (loss) income, net of tax	$(23,112)	$5,056	$(18,056)	$(26,302)	$6,026	$(20,276)

(a)         Please see Note 10 for more information about our interest rate swaps.

7.   Share-Based Payments

The Company measures the cost of employee and consultant services received in exchange for an award of equity instruments based on the fair value of the award on the grant date and recognizes compensation expense on a straight-line basis over the vesting period or over the period ending on the date a participant becomes eligible for retirement, if earlier. In January 2010, the Company adopted the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”), a stockholder-approved share-based compensation plan which allows for the issuance of up to 29.8 million shares of the Company’s common stock. After the adoption of the 2010 Plan, the Company’s equity awards have been made under the 2010 Plan and all future awards are currently expected to be made under such plan.

The Company granted approximately 3.0 million and 2.9 million stock options to its employees and consultants during the three months ended December 31, 2010 and 2009, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.0 million and $2.5 million in the three months ended December 31, 2010 and 2009, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the 2010 Plan and certain predecessor share-based plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”).

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended December 31,
	2010	2009
Share-based compensation expense	$7,838	$4,988
Income tax benefit related to share-based compensation expense	$2,127	$1,838

Stock Options

Each option has an exercise price that equals 100% of the closing market price of the Company’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are generally subject to forfeiture until the vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan and certain predecessor share-based compensation plans such as the 2007 Plan.

The following table presents a summary of the activity for the Company’s stock option plans for the three months ended December 31, 2010:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2010	12,738	$7.53	7.3	$46,789
Granted	3,009	11.39
Exercised	(446)	6.44
Forfeited or expired	(77)	7.59
Outstanding at December 31, 2010	15,224	$8.32	7.4	$94,507

Exercisable at December 31, 2010	8,203	$7.87	6.1	$54,600

The following table summarizes information about stock options under the Company’s option plans at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2010 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2010 (in Thousands)	Weighted Average Exercise Price
$2.00 – 5.24	3,261	6.4	$4.45	1,998	$3.96
$7.42 – 11.39	11,963	7.6	9.38	6,205	9.13
Total	15,224	7.4	$8.32	8,203	$7.87

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The Company uses the Black-Scholes option pricing model to value the Company’s stock options for each stock option award. Using this option pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards is expensed on a straight-line basis over the vesting period (generally four years) of the stock options or to the date a participant becomes eligible for retirement, if earlier.

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Three Months Ended December 31,
	2010	2009
Expected lives (in years)	5.0	5.0
Expected volatility	59.0%	64.4%
Risk-free interest rate	1.1%	2.4%
Dividend yield	0.0%	0.0%

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

The weighted average fair value of the stock options issued to the Company’s grantees at the date of grant in the three months ended December 31, 2010 and 2009 was $5.74 and $4.13 per option, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2010 was $2.9 million. Cash proceeds from these option exercises were $2.9 million and the tax benefit realized for the tax deductions related to these option exercises was $1.1 million.

At December 31, 2010, approximately $18.3 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 3.3 years.

Stock Awards

Restricted Stock Awards

The Company from time to time grants restricted stock awards to employees and consultants under the 2010 Plan. A restricted stock award is an award of shares of the Company’s common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer) the restrictions over which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions of the 2010 Plan and certain predecessor share-based compensation plans such as the 2007 Plan.

The Company expenses the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant, on a straight-line basis over the period (the “vesting period”) in which the restrictions on these stock awards lapse (“vesting”) or over the period ending on the date a participant becomes eligible for retirement, if earlier. For these purposes, the fair value of the restricted stock award is determined based on the closing market price of the Company’s common stock on the date of grant.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s restricted stock awards for the three months ended December 31, 2010:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2010	362	$7.38	3.2
Granted	199	11.39
Vested	(64)	7.15
Forfeited	(1)	5.24
Unvested at December 31, 2010	496	$9.02	3.6

At December 31, 2010, approximately $3.3 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.6 years.

Restricted Stock Units

The Company currently grants Restricted Stock Unit awards (“RSU” or “RSUs”), which generally vest less than one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of common stock of the Company. Upon vesting, such RSUs are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle the vested deferred stock units with shares of the Company’s common stock or in cash.

The Company expenses the cost of the RSUs (which is determined to be the fair value of the RSUs at the date of grant) on a straight-line basis over the vesting period (generally less than one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s RSUs for the three months ended December 31, 2010:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2010	—	$—	—
Granted	43	11.39
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2010	43	$11.39	0.8

At December 31, 2010, approximately $0.4 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.8 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

8.   Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the three months ended December 31, 2010 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2010	$76,299	$401,941	$478,240
Additions and purchase price adjustments (a)	333	25,038	25,371
Foreign currency translation	(705)	1,169	464
Balance at December 31, 2010	$75,927	$428,148	$504,075

(a)   Please see Note 12 for additional information about businesses acquired.

The following table provides the carrying value for intangible assets with indefinite lives and the gross carrying value and accumulated amortization for intangible assets subject to amortization (which we refer to, in the aggregate, as “other intangible assets”) by operating segment at December 31, 2010 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at December 31, 2010
Intangible assets with indefinite lives:
Trade names	$27,710	$33,725	$61,435
Other intangibles	—	5,700	5,700
Total	27,710	39,425	67,135
Intangible assets subject to amortization:
Gross carrying amount	14,325	94,881	109,206
Accumulated amortization	(4,821)	(31,277)	(36,098)
Net value	9,504	63,604	73,108
Total other intangible assets, net	$37,214	$103,029	$140,243

As described in Note 12, during the three months ended December 31, 2010, intangible assets subject to amortization in the amount of $34.4 million were recorded in connection with the October 1, 2010 acquisition of Aerial Company, Inc. (“Aerial”) based on their preliminary estimated fair values.

Amortization expense was $3.1 million and $1.9 million for the three months ended December 31, 2010 and 2009, respectively. As of December 31, 2010, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2011	$8,844
2012	10,455
2013	8,685
2014	8,367
2015	7,936
Thereafter	28,821
$73,108

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

9.   Long-Term Debt

Details of long-term debt are as follows (in thousands):

	As of December 31, 2010	Maturity Dates	Interest Rates
ABL facility	$43,200	Nov. 2015	(i) Prime plus (1.25% to 1.75%) or;
			(ii) LIBOR plus (2.25% to 2.75%)
Term Loan B	843,856	Nov. 2013	(i) Prime plus (1.25% to 1.50%) or;
			(ii) LIBOR plus (2.25% to 2.50%) (a)
Other (b)	6,212	2011-2014	4.05% to 6.75%
Total	$893,268

Senior notes	$430,000	Nov. 2014	9.25%
Senior subordinated notes	275,000	Nov. 2016	10.50%
Total	$705,000

Capitalized leases and other	$7,175
Less: current portion	(48,299)
Total long-term debt	$1,557,144

(a)                  At December 31, 2010, the interest rate for the term loan B is 2.51%.

(b)                  Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA (“Sinelco”).

In connection with the Separation Transactions in November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings, LLC (“Sally Holdings”)), incurred $1,850.0 million of indebtedness by (i) drawing on a revolving (asset-based lending (“ABL”)) facility in the amount of $70.0 million, (ii) entering into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million and (iii) together (jointly and severally) with another of the Company’s indirect subsidiaries, Sally Capital Inc., issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million. Borrowings under the term loan A facility were repaid in the fiscal year 2010.

In November 2010, the Company entered into a new $400 million, five-year revolving credit facility (the “new ABL facility” or the “ABL facility”) and replaced its prior ABL facility (the “prior ABL facility”). The new ABL facility contains restrictions and limitations similar to those contained in the prior ABL facility and, similar to the prior ABL facility, borrowings under the new ABL facility are secured by substantially all of the Company’s assets. The terms of the new ABL facility contain a commitment fee of 0.50% on the unused portion of the facility. During the three months ended December 31, 2010, in connection with the Company’s termination of its prior ABL facility, the Company expensed approximately $1.6 million in unamortized deferred financing costs. Such amount is included in interest expense in the Company’s consolidated statements of earnings.

Borrowings under the term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes. Borrowings under the term loan B facility may be prepaid at the option of Sally Holdings at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flows (as defined in the agreement governing the senior term loan facilities) for any fiscal year unless a specified leverage ratio is met. No such prepayment is expected to be due in the fiscal year 2011. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of us over the twelve-month period following any such payment under the terms of the loan agreement. Additionally, borrowings under such term loan facility would be subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are jointly and severally guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company. Furthermore, the agreements underlying the Company’s credit facilities contain terms which significantly restrict the ability of Sally Beauty’s subsidiaries to pay dividends or otherwise transfer assets to Sally Beauty. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, for additional information about the Company’s long-term debt.

Maturities of the Company’s long-term debt are as follows as of December 31, 2010 (in thousands):

Fiscal Year:
2011	$45,499
2012	10,251
2013	10,121
2014	827,286
2015	430,111
Thereafter	275,000
$1,598,268
Capital leases and other	7,175
Less: current portion	(48,299)
Total	$1,557,144

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

Under the agreements and/or indentures governing the term loan facilities and the notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment. As of December 31, 2010, its consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

Under our new ABL facility, we may pay dividends and make other equity distributions if availability under the facility exceeds certain thresholds. For dividends and distributions up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such dividend and distribution. For dividends in excess of that amount, we must maintain that same availability and our fixed charge coverage ratio must exceed 1.10 to 1.00. As of December 31, 2010, we met all of these conditions. As of December 31, 2010, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $335.3 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s 9.25% Senior Notes indenture and its 10.5% Senior Subordinated Notes indenture contain customary cross-default and/or cross-acceleration provisions.

10.    Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps by Sally Holdings. The Company uses interest rate swaps as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to the term loan facility are impacted by changes in LIBOR. Interest rate swap agreements involve the periodic receipt by Sally Holdings of amounts based on a variable rate in exchange for Sally Holdings making

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

payments based on a fixed rate over the term of the interest rate swap agreements, without exchange of the underlying notional amount. As of December 31, 2010, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In May 2008, Sally Holdings entered into two interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million). These agreements expire in May 2012 and are designated and qualify as effective cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, changes in the fair value of these derivative instruments are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in interest expense in our consolidated statements of earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended December 31, 2010 or 2009. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Company’s interest rate swap agreements.

Amounts reported in OCI related to interest rate swaps are reclassified into interest expense, as a yield adjustment, in the same period in which interest on the Company’s hedged variable-rate debt obligations affect earnings. Interest expense resulting from such reclassifications was $2.5 million and $2.6 million during the three months ended December 31, 2010 and 2009, respectively. During the twelve months ending December 31, 2011, the Company estimates that an additional $9.6 million, before income tax, of the amount reported in OCI will be reclassified into interest expense.

Non-designated Cash Flow Hedges

In November 2006, Sally Holdings entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and interest rate swap agreements with a notional amount of $350 million expired in November 2009. These interest rate swap agreements were not designated as hedges and, accordingly, the changes in fair value of these interest rate swap agreements, which were adjusted quarterly, were recorded in interest expense in our consolidated statements of earnings. Interest expense includes non-cash income of $2.4 million of marked-to-market adjustments related to these interest rate swaps for the three months ended December 31, 2009 with no comparable amount for the three months ended December 31, 2010.

The Company uses foreign currency options, including, at December 31, 2010, options with an aggregate notional amount of €8.1 million ($10.8 million, at the December 31, 2010 exchange rate) to manage the exposure to certain non-Euro currencies resulting from our Sinelco subsidiary’s purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency option agreements expire ratably through September 2011.

In addition, at December 31, 2010, Sally Holdings held six foreign currency forward agreements which expired in January 2011. These derivative instruments were intended to mitigate our exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. Three foreign currency forward agreements enabled Sally Holdings to sell, in the aggregate, approximately €6.7 million ($9.0 million, at the December 31, 2010 exchange rate) at the weighted average forward exchange rate of 1.3146. The other three foreign currency forward agreements enabled Sally Holdings to buy, in the aggregate, approximately $9.0 million Canadian dollars ($9.0 million, at the December 31, 2010 exchange rate) at the weighted average forward exchange rate of 1.0233.

The Company’s foreign currency option and forward agreements are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. For the three months ended December 31, 2010, selling, general and administrative expenses reflect net gains of $0.6 million related to these foreign currency options and forwards, including marked-to-market adjustments, with no comparable amount for the three months ended December 31, 2009.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2010 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of December 31, 2010		Liability Derivatives As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other liabilities	$13,031
Total derivatives designated as hedging instruments		$—		$13,031

Derivatives not designated as hedging instruments:
Foreign Currency Options and Forwards	Prepaid expenses	$454	Accrued liabilities	$144
Total derivatives not designated as hedging instruments		$454		$144

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2010 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of September 30, 2010		Liability Derivatives As of September 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other liabilities	$15,530
Total derivatives designated as hedging instruments		$—		$15,530

Derivatives not designated as hedging instruments:
Foreign Currency Options and Forwards	Prepaid expenses	$119	Accrued liabilities	$328
Total derivatives not designated as hedging instruments		$119		$328

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended December 31, 2010 and 2009 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement
of Earnings for the

Three Months Ended December 31, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$1,529	Interest expense	$(2,545)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards	Selling, general and administrative expenses	$609
Interest Rate Swaps	Interest expense	—
Total derivatives not designated as hedging instruments		$609

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of
Earnings for the

Three Months Ended December 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$833	Interest expense	$(2,559)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards	Selling, general and administrative expenses	$—
Interest Rate Swaps	Interest expense	(24)
Total derivatives not designated as hedging instruments		$(24)

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Credit-risk-related Contingent Features

The agreements governing the Company’s interest rate swaps contain provisions pursuant to which the Company could be declared in default on its interest rate swap obligations in the event the Company defaulted under certain terms of the loan documents governing the Company’s ABL facility. As of December 31, 2010, the fair value of interest rate swaps in a liability position related to these agreements was $13.0 million and the Company was under no obligation to post and had not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $13.3 million, including accrued interest and other termination costs.

The Company’s foreign operations expose the Company to fluctuations in foreign currency exchange rates and foreign interest rates. These fluctuations may impact, among other things, the amount of the Company’s future cash flows in terms of the functional currencies of the Company and certain of its foreign subsidiaries. The Company currently uses foreign currency options to manage the exposure to certain non-Euro currencies resulting from our Sinelco subsidiary’s purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro.

In addition, at December 31, 2010, Sally Holdings held six foreign currency forward agreements which expired in January 2011. These derivative instruments were intended to mitigate the Company’s exposure to changes in foreign currency exchange rates in connection with certain non-U.S.-dollar denominated intercompany balances not permanently invested. The Company’s functional currency is the U.S. dollar.

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

11.   Income Taxes

The Company and its subsidiaries file consolidated income tax returns in the U.S. federal jurisdiction and most state jurisdictions, as well as in various foreign jurisdictions.

The transactions separating us from Alberto-Culver were intended to qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. In connection with the share distribution of Alberto-Culver common stock in the Separation Transactions, we received: (i) a private letter ruling from the IRS; and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the transactions qualify as a reorganization under Section 368(a)(1)(D) of the Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Code. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Separation Transactions.

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

The IRS has initiated an examination of the Company’s consolidated federal income tax returns for the fiscal years ended September 30, 2008 and 2007. The IRS had previously audited the Company’s consolidated federal income tax returns through the tax year ended September 30, 2006, thus our statute of limitations remains open from the year ended September 30, 2007 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2004 forward. Generally, states’ statutes in the United States are open for tax reviews from 2005 forward.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

12.   Business Combinations

On October 1, 2010, the Company acquired Aerial Company, Inc. (“Aerial”), an 82-store professional-only distributor of beauty products operating in 11 states in the midwestern United States, for approximately $79.0 million, subject to certain adjustments. The acquisition was accounted for using the purchase method of accounting and the results of operations of Aerial are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. Goodwill of $25.0 million (which is expected to be deductible for tax purposes) and intangible assets subject to amortization of $34.4 million were recorded as a result of this acquisition based on their preliminary estimated fair values. The acquisition was funded with borrowings in the amount of $78.0 million under the prior ABL facility and with cash from operations.

13.   Business Segments

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores which offers professional beauty supplies to both salon professionals and retail customers and (ii) BSG, including its franchise-based business Armstrong McCall, a full service beauty supply distributor which offers professional brands of beauty products directly to salons through its own sales force and professional-only stores (including franchise stores) in generally exclusive geographical territories in North America, Puerto Rico and parts of Europe.

Sales between segments, which were eliminated in consolidation, were not material during the three months ended December 31, 2010 and 2009.  Segment data for the three months ended December 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended December 31,
	2010	2009
Net sales:
Sally Beauty Supply	$481,006	$438,315
BSG	312,558	266,536
Total net sales	$793,564	$704,851
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$83,551	$71,106
BSG	35,142	25,597
Total segment operating profit	118,693	96,703
Unallocated corporate expenses (a)	(18,483)	(21,161)
Share-based compensation expense	(7,838)	(4,988)
Interest expense	(29,523)	(28,480)
Earnings before provision for income taxes	$62,849	$42,074

(a) Unallocated expenses consist of corporate and shared costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty and its consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as well as the Risk Factors section contained in that Annual Report, and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights For the Three Months Ended December 31, 2010:

•                  Our consolidated same store sales increased by 6.8% for the three months ended December 31, 2010;

•                  Our consolidated net sales for the three months ended December 31, 2010, increased by $88.7 million, or 12.6%, to $793.6 million compared to $704.9 million for the three months ended December 31, 2009;

•                  Our consolidated gross profit for the three months ended December 31, 2010, increased by $46.2 million, or 13.9%, to $379.4 million compared to $333.2 million for the three months ended December 31, 2009. As a percentage of net sales, gross profit increased by 50 basis points to 47.8% for the three months ended December 31, 2010 compared to 47.3% for the three months ended December 31, 2009;

•                  Our consolidated operating earnings for the three months ended December 31, 2010, increased by $21.8 million, or 30.9%, to $92.4 million compared to $70.6 million for the three months ended December 31, 2009. As a percentage of net sales, operating earnings increased by 160 basis points to 11.6% for the three months ended December 31, 2010 compared to 10.0% for the three months ended December 31, 2009;

•                  Net earnings increased by $14.8 million, or 56.7%, to $40.9 million for the three months ended December 31, 2010 compared to $26.1 million for the three months ended December 31, 2009. As a percentage of net sales, net earnings increased by 150 basis points to 5.2% for the three months ended December 31, 2010 compared to 3.7% for the three months ended December 31, 2009;

•                  Cash provided by operations increased by $8.5 million to $28.3 million for the three months ended December 31, 2010 compared to $19.8 million for the three months ended December 31, 2009; and

•                  On October 1, 2010, we acquired Aerial Company, Inc. (“Aerial”), an 82-store professional-only distributor of beauty products operating in 11 states in the midwestern United States, for approximately $79.0 million, subject to certain adjustments.

Overview

Description of Business

Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 3,993 stores and supplied 185 franchised stores as of December 31, 2010, principally in North America, South America and selected European countries. We are the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,141 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the three months ended December 31, 2010, our consolidated net sales and operating earnings were $793.6 million and $92.4 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of December 31, 2010, Sally Beauty Supply operated 3,034 company-operated retail stores, 2,438 of which are located in the U.S. (with the remainder in Canada, Mexico, Puerto Rico, Chile, Belgium, France, the United Kingdom and certain other countries in Europe) and supplied 27 franchised stores located outside the U.S. Sally Beauty Supply stores in the U.S. and Canada range in size between 1,500 square feet and 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 4,000 and 8,000 SKUs of beauty products and includes products for hair care, skin and nail care, beauty sundries and electrical appliances that target retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the three months ended December 31, 2010, Sally Beauty Supply’s net sales and segment operating profit were $481.0 million and $83.6 million, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of December 31, 2010, BSG had 959 company-operated stores, supplied 158 franchised stores and had a sales force of approximately 1,141 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S. and in portions of Canada, Puerto Rico, Mexico and certain European countries. BSG stores average approximately 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. The product selection in BSG stores, ranging between 5,000 and 10,000 SKUs of beauty products, includes hair care and color, skin and nail care, beauty sundries and electrical appliances, and targets salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the three months ended December 31, 2010, BSG’s net sales and segment operating profit were $312.6 million and $35.1 million, respectively.

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

•             Increasing use of exclusive-label products. We offer a broad range of exclusive-label products.  As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins than the leading third-party branded products and, accordingly, the growth in sales of these products will likely enhance our overall gross margins. Please see “Risk Factors - We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

•             Favorable demographic and consumer trends. We expect the aging baby-boomer population to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends largely on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives for Sally Beauty Supply in an effort to expand our market reach or to respond to changing consumer preferences.  If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer.

•             International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations. For example, in December 2009, we acquired Sinelco Group BVBA (“Sinelco”), a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe. In addition, in September

2009, we acquired Intersalon, a leading distributor of premier beauty supply products with 16 stores located in Chile. These acquisitions furthered our expansion plans in Europe and Latin America, key targets of Sally Beauty Supply’s international growth initiative. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic growth targets. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic growth targets may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors - We may not be able to successfully identify acquisition candidates and complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

•             Continuing consolidation. There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business within the professional beauty products channel from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in the fiscal year 2007, our largest supplier, L’Oreal, moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal acquired distributors competing with BSG in the southeastern and west coast of the U.S. and, as a result, directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that there will not be further loss of revenue over time by BSG (including within its franchise-based business) due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Risk Factors - The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

•             Relationships with suppliers.  Sally Beauty Supply/BSG and their suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. For example, in 2007 Farouk Systems, Inc. filed an action seeking a declaratory judgment that it was entitled to terminate a long-term distribution agreement with Armstrong McCall. In 2010 that matter was settled and BSG now sells Farouk products in some territories. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with suppliers or by strategic acquisitions of existing distributors.

Although we are focused on developing new revenue and cost management initiatives, there can be no assurance that our efforts will partially or completely offset any potential loss of distribution rights in the future. Please see “Risk Factors —We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

•             High level of competition. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. Please see “Risk Factors —The beauty products distribution industry is highly competitive and is consolidating” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

•             Economic conditions. We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate.  However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors —The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

•             Controlling expenses. Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our structure. In 2009, we completed implementation of an approximately $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network which has resulted in annualized cost savings of at least $14.0 million beginning in the fiscal year 2010. Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

•             Opening new stores. Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending upon the marketplace. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our financial condition or results of operations. Please see “Risk Factors — If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

•             Changes to our information technology systems. As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase.  For example, we have recently upgraded our financial reporting systems in the U.S. and are in the process of designing and implementing a standardized ERP system internationally over the next few years. In addition, we are currently implementing a three-year point-of-sale system upgrade program in a number of our divisions (including our Sally Beauty Supply operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations.  Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Significant Recent Acquisitions

On October 1, 2010, we acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the midwestern United States, for approximately $79.0 million, subject to certain adjustments. The acquisition was accounted for using the purchase method of accounting and the results of operations of Aerial are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. Goodwill of $25.0 million (which is expected to be deductible for tax purposes) and intangible assets subject to amortization of $34.4 million were recorded as a result of this acquisition based on their preliminary estimated fair values. The acquisition was funded with borrowings in the amount of $78.0 million under our ABL facility and with cash from operations. Please see Note 2 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Company’s accounting policies in connection with business combinations.

Our Separation from Alberto-Culver

In November 2006, Sally Holdings, Inc. was converted to a Delaware limited liability company, was renamed “Sally Holdings LLC” and became an indirect wholly-owned subsidiary of Sally Beauty in connection with our separation from Alberto-Culver. In this Quarterly Report on Form 10-Q, we refer to these transactions as the Separation Transactions. Sally Beauty was formed in June 2006 and became the accounting successor company to Sally Holdings, Inc. upon the completion of the Separation Transactions.  Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for more information about the Separation Transactions.

Other Significant Items

Derivative Instruments

As a multinational corporation, we are subject to certain market risks including changes in market interest rates and foreign currency fluctuations. We may consider a variety of practices in the ordinary course of business to manage these market risks, including, when deemed appropriate, the use of derivative instruments.

Interest Rate Swap Agreements

The Company is exposed to a wide variety of economic risks, including risks arising from changing market interest rates. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps by Sally Holdings. The Company uses interest rate swaps as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to our term loan are impacted by changes in LIBOR. Interest rate swap agreements involve the periodic receipt by Sally Holdings of amounts based on a variable rate in exchange for Sally Holdings making payments based on a fixed rate over the term of the agreements without exchange of the underlying notional amount.

In November 2006, Sally Holdings entered into four interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and agreements with a notional amount of $350 million expired in November 2009. These interest rate swap agreements were not designated and did not qualify as hedges and, therefore, the changes in fair value of these agreements, which were adjusted quarterly, were recorded in interest expense in our consolidated statements of earnings.

Additionally, in May 2008, Sally Holdings entered into two interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements expire in May of 2012 and are designated and qualify as effective cash flow hedges, consistent with ASC 815. Accordingly, adjustments to reflect the change in the fair values of these interest rate swap agreements, which are adjusted quarterly, are recorded in accumulated other comprehensive (loss) income, net of tax, until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any ineffectiveness is recognized in interest expense in the Company’s consolidated statements of earnings. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” contained elsewhere in this Quarterly Report and Note 15 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Company’s interest swap agreements.

Foreign Currency Option and Forward Contracts

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting its net investments in subsidiaries and earnings denominated in foreign currencies. The Company’s primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Mexican peso, and the Chilean peso. The Company’s various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. In connection with our remaining exposure to foreign currency fluctuations, we may from time to time use foreign currency derivative instruments, such as foreign currency option contracts and foreign currency forward contracts, to manage such risk.

At December 31, 2010, Sally Holdings held six foreign currency forward agreements which expired in January of 2011. Three foreign currency forward agreements enabled Sally Holdings to sell, in the aggregate, approximately €6.7 million ($9.0 million, at the December 31, 2010 exchange rate) at the weighted average forward exchange rate of 1.3146. The other three foreign currency forward agreements enabled Sally Holdings to buy, in the aggregate, approximately $9.0 million Canadian dollars ($9.0 million, at the December 31, 2010 exchange rate) at the weighted average forward exchange rate of 1.0233. These foreign currency forward agreements were not designated as hedges and did not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in the fair value of these derivative instruments, which were adjusted quarterly, were recorded in selling, general and administrative expenses in our consolidated statements of earnings.

In October 2010, the Company entered into certain foreign currency option agreements to manage the exposure to certain non-Euro currencies resulting from our Sinelco subsidiary’s purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. As such, at December 31, 2010, the Company held foreign currency options with an aggregate notional amount of €8.1 million ($10.8 million, at the December 31, 2010 exchange rate). These foreign currency options expire ratably through September 2011, are not designated as hedges and do not meet the hedge accounting requirements of ASC 815. Accordingly, the changes in the fair value of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings.

Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” contained elsewhere in this Quarterly Report and Note 15 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Company’s foreign currency option and forward agreements.

Results of Operations

The following table shows the condensed results of operations of our business for the three months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended December 31,
	2010		2009
Net sales	$793,564	100.0%	$704,851	100.0%
Cost of products sold and distribution expenses	414,173	52.2%	371,637	52.7%
Gross profit	379,391	47.8%	333,214	47.3%
Total other operating costs and expenses	287,019	36.2%	262,660	37.3%
Operating earnings	92,372	11.6%	70,554	10.0%
Interest expense	29,523	3.7%	28,480	4.0%
Earnings before provision for income taxes	62,849	7.9%	42,074	6.0%
Provision for income taxes	21,900	2.7%	15,948	2.3%
Net earnings	$40,949	5.2%	$26,126	3.7%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2010	2009
Net sales:
Sally Beauty Supply	$481,006	$438,315
BSG	312,558	266,536
Consolidated	$793,564	$704,851
Gross profit	$379,391	$333,214
Gross profit margin	47.8%	47.3%
Selling, general and administrative expenses	$272,908	$250,771
Depreciation and amortization	$14,111	$11,889
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$83,551	$71,106
BSG	35,142	25,597
Segment operating profit	118,693	96,703
Unallocated expenses	(18,483)	(21,161)
Share-based compensation expense	(7,838)	(4,988)
Operating earnings	92,372	70,554
Interest expense	(29,523)	(28,480)
Earnings before provision for income taxes	$62,849	$42,074
Segment operating profit margin:
Sally Beauty Supply	17.4%	16.2%
BSG	11.2%	9.6%
Consolidated operating profit margin	11.6%	10.0%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,061	2,938
BSG	1,117	997
Consolidated	4,178	3,935
Same store sales growth(a)
Sally Beauty Supply	6.4%	3.7%
BSG	7.8%	4.3%
Consolidated	6.8%	3.8%

(a)             Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our same store sales calculation includes internet-based sales and store expansions, if applicable, but does not generally include sales from sores relocated.

The Three Months Ended December 31, 2010 compared to the Three Months Ended December 31, 2009

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended December 31,
	2010	2009	Increase
Net sales:
Sally Beauty Supply	$481,006	$438,315	$42,691	9.7%
BSG	312,558	266,536	46,022	17.3%
Consolidated net sales	$793,564	$704,851	$88,713	12.6%

Gross profit:
Sally Beauty Supply	$255,780	$230,264	$25,516	11.1%
BSG	123,611	102,950	20,661	20.1%
Consolidated gross profit	$379,391	$333,214	$46,177	13.9%

Gross profit margin:
Sally Beauty Supply	53.2%	52.5%	0.7%
BSG	39.5%	38.6%	0.9%
Consolidated gross profit margin	47.8%	47.3%	0.5%

Net Sales

Consolidated net sales increased by $88.7 million, or 12.6%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. Company-operated stores that have been open for at least 14 months contributed an increase in consolidated net sales of approximately $54.9 million, or 7.8%, sales from stores that have been open for less than 14 months contributed an increase of approximately $6.9 million, or 1.0%, and sales through our BSG distributor sales consultants contributed an increase of approximately $10.5 million, or 1.5%. In addition, incremental sales from businesses acquired in the preceding 12 months were approximately $13.4 million, or 1.9%, more for the three months ended December 31, 2010, than for the three months ended December 31, 2009. Other sales channels (including sales through our BSG franchise-based businesses and our Sally Beauty Supply non-store sales), in the aggregate, contributed an increase of $3.1 million, or 0.4%, compared to the three months ended December 31, 2009. Consolidated net sales for the three months ended December 31, 2010, are inclusive of approximately $2.1 million in net negative impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $42.7 million, or 9.7%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $32.2 million, or 7.3%. In addition, incremental sales from businesses acquired in the preceding 12 months were approximately $9.0 million, or 2.1%, more for the three months ended December 31, 2010, than for the three months ended December 31, 2009. Other sales channels (including sales from stores that have been open for less than 14 months and non-store sales), in the aggregate, contributed an increase of $1.5 million, or 0.3%, compared to the three months ended December 31, 2009. Net sales for Sally Beauty Supply for the three months ended December 31, 2010, are inclusive of approximately $3.2 million in net negative impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $46.0 million, or 17.3%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. In the BSG segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $22.7 million, or 8.5%, sales from stores that have been open for less than 14 months contributed an increase of approximately $6.4 million, or 2.4%, and sales through our distributor sales consultants contributed an increase of approximately $10.5 million, or 3.9%. Other sales channels (including sales through our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months), in the aggregate, contributed an increase of $6.4 million, or 2.4%, compared to the three months ended December 31, 2009. Net sales for BSG for the three months ended December 31, 2010, are inclusive of approximately $1.1 million in net positive impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $46.2 million, or 13.9%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, principally due to higher sales volume and improved gross margins in both business segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $25.5 million, or 11.1%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, principally as a result of higher sales volume and improved gross margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 53.2% for the three months ended December 31, 2010, compared to 52.5% for the three months ended December 31, 2009. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label products and other higher-margin products) and continued benefits from low-cost sourcing initiatives.

Beauty Systems Group.  BSG’s gross profit increased by $20.7 million, or 20.1%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 39.5% for the three months ended December 31, 2010, compared to 38.6% for the three months ended December 31, 2009. This increase was principally the result of a favorable change in the sales mix across the business.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $22.1 million, or 8.8%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months, as well as higher share-based compensation expense ($2.9 million) and higher advertising expenses in the Sally Beauty Supply segment ($2.1 million), partially offset by lower corporate costs as more fully discussed in “Unallocated Expenses” below. Selling, general and administrative expenses, as a percentage of net sales, were 34.4% for the three months ended December 31, 2010, compared to 35.6% for the three months ended December 31, 2009.

Depreciation and Amortization

Consolidated depreciation and amortization was $14.1 million for the three months ended December 31, 2010, compared to $11.9 million for the three months ended December 31, 2009. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and related to capital expenditures made during that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended December 31,
	2010	2009	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$83,551	$71,106	$12,445	17.5%
BSG	35,142	25,597	9,545	37.3%
Segment operating profit	118,693	96,703	21,990	22.7%
Unallocated expenses	(18,483)	(21,161)	(2,678)	(12.7)%
Share-based compensation expense	(7,838)	(4,988)	2,850	57.1%
Operating earnings	$92,372	$70,554	$21,818	30.9%

Consolidated operating earnings increased by $21.8 million, or 30.9%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments and lower unallocated corporate expenses, partially offset by higher share-based compensation expense, as more fully discussed below. Operating earnings, as a percentage of net sales, increased to 11.6% for the three months ended December 31, 2010, compared to 10.0% for the three months ended December 31, 2009.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $12.4 million, or 17.5%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009.  The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by higher advertising costs of approximately $2.1 million and the incremental costs related to approximately 123 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended December 31, 2010. Segment operating earnings, as a percentage of net sales, were 17.4% for the three months ended December 31, 2010, compared to 16.2% for the three months ended December 31, 2009. The increase in Sally Beauty Supply’s operating earnings as a percentage of segment net sales, was primarily a result of gross margin improvements.

Beauty Systems Group.  BSG’s segment operating earnings increased by $9.5 million, or 37.3%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. Segment operating earnings, as a percentage of net sales, increased to 11.2% for the three months ended December 31, 2010, compared to 9.6% for the three months ended December 31, 2009. The increase in BSG operating earnings was primarily a result of gross margin improvements, the incremental operating earnings of businesses acquired and stores opened, and to ongoing cost reduction initiatives.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, decreased by $2.7 million, or 12.7%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. This decrease was due primarily to lower employee compensation-related expenses, professional fees and other corporate expenses of approximately $2.0 million. This decrease also reflects a favorable change in foreign currency transactions of approximately $0.7 million, resulting principally from intercompany notes not permanently invested and related foreign currency hedges.

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased by $2.9 million to $7.8 million for the three months ended December 31, 2010, compared to $5.0 million for the three months ended December 31, 2009. This increase was mainly due to the incremental expenses related to, as well as the higher fair value at the grant date of, stock option awards during the three months ended December 31, 2010, compared to stock option awards during the three months ended December 31, 2009.

Interest Expense

Interest expense increased by $1.0 million to $29.5 million for the three months ended December 31, 2010, compared to $28.5 million for the three months ended December 31, 2009.  The increase in interest expense was primarily attributable to non-cash income of $2.4 million of marked-to-market adjustments for certain interest rate swaps (please see Note 10 of the Condensed Notes to Consolidated Financial Statements contained elsewhere in this

Quarterly Report on Form 10-Q) in the three months ended December 31, 2009 with no comparable amount in the three months ended December 31, 2010, and unamortized deferred financing costs of approximately $1.6 million expensed in connection with our November 2010 termination of our previous ABL facility, partially offset by lower losses from interest rate swaps and lower outstanding principal balances on our senior term loans (please see “Liquidity and Capital Resources” below).

Provision for Income Taxes

The provision for income taxes was $21.9 million and $15.9 million, and the effective income tax rate was 34.8% and 37.9%, for the three months ended December 31, 2010 and 2009, respectively. The decrease in the effective tax rate was primarily due to tax benefits associated with certain intercompany transactions that resulted in the release of a valuation allowance during the period ended December 31, 2010, compared to the period ended December 31, 2009.

The annual effective tax rate for the fiscal year 2011 is currently expected to be approximately 38%, versus a comparable actual tax rate for the full fiscal year 2010 of 36.9%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $14.8 million, or 56.7%, to $40.9 million for the three months ended December 31, 2010, compared to $26.1 million for the three months ended December 31, 2009. Net earnings, as a percentage of net sales, were 5.2% for the three months ended December 31, 2010, compared to 3.7% for the three months ended December 31, 2009.

Financial Condition

December 31, 2010 Compared to September 30, 2010

Working capital (current assets less current liabilities) decreased by $16.0 million to $371.1 million at December 31, 2010, compared to $387.1 million at September 30, 2010. The ratio of current assets to current liabilities was 1.85 to 1.00 at December 31, 2010, compared to 1.95 to 1.00 at September 30, 2010. The decrease in working capital reflects an increase of $13.6 million in current assets and an increase of $29.6 million in current liabilities.  The increase in current assets as of December 31, 2010, includes an increase of $27.7 million in inventory levels and an increase of $7.0 million in other receivables as discussed below, partially offset by a reduction of $21.1 million in cash and cash equivalents (please see “Liquidity and Capital Resources” below).  The increase in current liabilities includes an increase of $45.3 million in current maturities of long-term debt and an increase of $16.1 million in income taxes payable, partially offset by a decrease of $32.6 million in accrued liabilities as discussed below.

Inventory increased by $27.7 million to $632.0 million at December 31, 2010, compared to $604.4 million at September 30, 2010 due primarily to the effect of stores opened and businesses acquired in the preceding 12 months, and the effect of foreign currency translation adjustments. Other receivables increased by $7.0 million to $36.5 million at December 31, 2010, compared to $29.5 million at September 30, 2010 due primarily to vendor rebates accrued and the effect of businesses acquired.

Income taxes payable increased by $16.1 million to $28.3 million at December 31, 2010, compared to $12.2 million at September 30, 2010, due primarily to increased earnings and the effect of businesses acquired. Accrued liabilities decreased by $32.6 million to $134.9 million at December 31, 2010, compared to $167.5 million at September 30, 2010, due primarily to the timing of payments of interest on our long-term debt and employee compensation and compensation-related expenses.

Long-term debt, including current portion, increased by $42.8 million to $1,605.4 million at December 31, 2010, compared to $1,562.6 million at September 30, 2010 due primarily to borrowings under our ABL facility in connection with the October 1, 2010 acquisition of Aerial (Please see “Liquidity and Capital Resources” below).

Total stockholders’ deficit, for the three months ended December 31, 2010, decreased by $54.4 million primarily as a result of net earnings of $40.9 million, an increase in additional paid-in capital of $11.2 million, principally resulting from share-based compensation expense and the exercise of stock options, and a decrease in accumulated other comprehensive loss of $2.2 million, net of income tax.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information on our liquidity and capital resources.

Following the completion of the Separation Transactions, we are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred primarily in connection with the Separation Transactions and from funding the costs of operations, working capital and capital expenditures. As a holding company, we depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

During the fiscal year 2010, the Company prepaid in full the borrowings under the term loan A facility. Borrowings under the term loan B facility may be prepaid at the option of Sally Holdings at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the term loan facilities) for any fiscal year unless a specified leverage ratio is met. No such prepayment is expected to be due in the fiscal year 2011. Amounts paid pursuant to said provision may be applied, at the option of Sally Holdings, against minimum loan repayments otherwise required of it over the twelve-month period following any such payment under the terms of the loan agreement.

In November 2010, we entered into a new $400 million, five-year revolving credit facility (the “new ABL facility” or the “ABL facility”) and replaced our prior ABL facility (the “prior ABL facility”). The new ABL facility contains restrictions and limitations similar to those contained in the prior ABL facility and, similar to the prior ABL facility, borrowings under the new ABL facility are secured by substantially all of our assets. The terms of the new ABL facility contain a commitment fee of 0.50% on the unused portion of the facility. Borrowings under the term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes. During the three months ended December 31, 2010, in connection with our termination of our prior ABL facility, we expensed approximately $1.6 million in unamortized deferred financing costs.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance anticipated capital expenditures and potential acquisitions over the next 12 months.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010.

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the three months ended December 31, 2010 have varied in amounts of up to $78.0 million, with total amounts outstanding ranging from $43.2 million up to $102.5 million. During the three months ended December 31, 2010, the weighted average interest rate on our borrowings under the ABL facility was 3.2%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of December 31, 2010, borrowings outstanding under our ABL facility were $43.2 million and Sally Holdings had $290.4 million available for additional borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases of our notes, prepayments of our term loans or other retirements or refinancing of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

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

Under the agreements and indentures governing the term loan facilities and the notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of December 31, 2010, its consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

Under our new ABL facility, we may pay dividends and make other equity distributions if availability under the facility exceeds certain thresholds.  For dividends and distributions up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such dividend and distribution.  For dividends in excess of that amount, we must maintain that same availability and our fixed charge coverage ratio must exceed 1.10 to 1.00. As of December 31, 2010, we met all of these conditions. As of December 31, 2010, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $335.3 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s 9.25% Senior Notes indenture and its 10.5% Senior Subordinated Notes indenture contain customary cross-default and/or cross-acceleration provisions.

On October 1, 2010, we acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the midwestern United States, for approximately $79.0 million, subject to certain adjustments. The acquisition was accounted for using the purchase method of accounting and the results of operations of Aerial are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective preliminary estimated fair values at the acquisition date. The acquisition was funded with borrowings in the amount of $78.0 million under our ABL facility and with cash from operations. At December 31, 2010, borrowings under our ABL facility were $43.2 million and we currently intend to repay these funds in the normal course of business in the next 12 months.

Historical Cash Flows

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the three months ended December 31, 2010 and 2009. Historically, our primary use of cash has been for acquisitions, capital expenditures and repayments of debt. The following table shows our sources and uses of funds for the three months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended December 31,
	2010	2009
Net cash provided by operating activities	$28,270	$19,790
Net cash used by investing activities	(93,925)	(42,456)
Net cash provided (used) by financing activities	44,617	(403)
Effect of foreign exchange rates on cash and cash equivalents	(75)	411
Net decrease in cash and cash equivalents	$(21,113)	$(22,658)

Net Cash Provided by Operating Activities

Net cash provided by operating activities (which excludes cash used for acquisitions completed during the period) during the three months ended December 31, 2010 increased by $8.5 million to $28.3 million, compared to $19.8 million during the three months ended December 31, 2009. The increase was primarily due to an improvement in earnings of approximately $14.8 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009, changes in income taxes payable of approximately $5.4 million and changes in other receivables of approximately $5.8 million, partially offset by changes in accounts payable and accrued liabilities of approximately $13.5 million and changes in accounts receivable of approximately $7.6 million.

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2010 increased by $51.5 million to $93.9 million, compared to $42.5 million during the three months ended December 31, 2009.  This increase was primarily due to an increase of $48.4 million in cash used for acquisitions, net of cash acquired.

Net Cash Provided (Used) by Financing Activities

Net cash provided (used) by financing activities changed by $45.0 million to cash provided of $44.6 million during the three months ended December 31, 2010, compared to cash used of $0.4 million during the three months ended December 31, 2009. This change was primarily due to net borrowings under our ABL facility primarily in connection with the October 1, 2010 acquisition of Aerial (please see “Liquidity and Capital Resources” above), a change in proceeds from exercises of stock options of $2.9 million and a change in book cash overdraft of $2.8 million, partially offset by debt issuance costs of $4.7 million paid during the three months ended December 31, 2010.

Capital Requirements

During the three months ended December 31, 2010, capital expenditures were $15.2 million. For fiscal year 2011, we anticipate total capital expenditures in the range of approximately $50.0 million to $55.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2010.

Off-Balance Sheet Financing Arrangements

At December 31, 2010 and September 30, 2010, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs. Such letters of credit totaled $16.3 million and $14.5 million at December 31, 2010 and September 30, 2010, respectively.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, include but are not limited to the valuation of inventory, vendor concessions, retention of risk, income taxes, assessment of long-lived assets and certain intangible assets for impairment and share-based payments. There have been no material changes to our critical accounting policies, estimates or assumptions since September 30, 2010.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the accounting standards for business combinations. This new standard, currently contained in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”), among other things, generally requires that an acquirer recognize the assets acquired and liabilities assumed measured at their “full fair values” on the acquisition date. This practice replaced the practice, under predecessor accounting standards, of allocating the cost of an acquisition to the individual assets acquired and liabilities assumed based on their relative estimated fair values. This new standard further requires that acquisition-related costs be recognized separately from the related acquisition. The Company adopted this standard effective October 1, 2009. Expenses related to acquisitions are included in selling, general and administrative expenses and, for the three months ended December 31, 2010 and 2009, were $0.1 million and $0.4 million, respectively.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 which amended ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as it relates to certain disclosures of fair value measurements. This amendment requires, among other things, (a) disclosure of the sensitivity of an entity’s fair value measurements using Level 3 inputs to changes in such inputs, (b) a reconciliation of changes in such fair value measurements and (c) disclosure of transfers between Level 1 and Level 2 of the hierarchy, if any, and the reasons for such transfers. The Company adopted this amendment during the second quarter of its fiscal year 2010 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the following pronouncements on our consolidated financial statements:

In December 2010, the FASB issued ASU No. 2010-28 which amended ASC 350, Intangibles-Goodwill and Other. This amendment modifies the goodwill impairment test for reporting units with a zero or negative carrying amount, by requiring that Step 2 of the goodwill impairment test be performed for such reporting units if it is more likely than not that an impairment of goodwill exists. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is not permitted.

In December 2010, the FASB issued ASU No. 2010-29 which amended ASC 805. This amendment requires that a public company that enters into business combinations that are material on an individual or aggregate basis disclose certain pro forma information for the current and the immediately preceding fiscal years. This amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to such business combination or business combinations. This amendment is effective prospectively for business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2010. Early application is permitted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting our net investments in subsidiaries and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. For the fiscal years 2010, 2009 and 2008, approximately 18%, 16% and 18%, respectively, of our net sales were made in currencies other than the U.S. dollar. For the three months ended December 31, 2010, our consolidated net sales reflect approximately $2.1 million in negative impact from changes in foreign currency exchange rates and other comprehensive income reflects $0.7 million in foreign currency translation adjustments. Fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted consolidated net sales by approximately 1.8% in the three months ended December 31, 2010 and would have impacted consolidated net assets by 2.4% at December 31, 2010, without considering the effect of any foreign currency option or forward agreements we may have from time to time.

We use foreign currency options, including, at December 31, 2010, options with an aggregate notional amount of €8.1 million ($10.8 million, at the December 31, 2010 exchange rate), to manage the exposure to certain non-Euro currencies resulting from Sinelco’s purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency option agreements expire ratably through September of 2011.

In addition, at December 31, 2010, Sally Holdings held six foreign currency forward agreements which expired in January of 2011. These agreements were intended to mitigate our exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. Three foreign currency forward agreements enabled Sally Holdings to sell, in the aggregate, approximately €6.7 million ($9.0 million, at the December 31, 2010 exchange rate) at the weighted average forward exchange rate of 1.3146. The other three foreign currency forward agreements enabled Sally Holdings to buy, in the aggregate, approximately $9.0 million Canadian dollars ($9.0 million, at the December 31, 2010 exchange rate) at the weighted average forward exchange rate of 1.0233.

Our foreign currency option and forward agreements are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. For the three months ended December 31, 2010, selling, general and administrative expenses reflect net gains of $0.6 million related to these foreign currency options, including marked-to-market adjustments, with no comparable amount for the three months ended December 31, 2009.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the term loans and the ABL facility.

Based on the approximately $887.1 million of aggregate borrowings under our term loan B and ABL facility as of December 31, 2010, a change in the estimated interest rate up or down by 1/8% would increase or decrease earnings before provision for income taxes by approximately $1.1 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

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

In May 2008, we entered into two interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million). These agreements expire on May 31, 2012 and enable us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest ranging from 5.818% to 6.090%. These agreements are designated as effective cash flow hedges, in accordance with ASC 815. Accordingly, changes in the fair value of these derivative instruments are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in interest expense in our consolidated statements of earnings.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base. We believe our allowance for doubtful accounts, as of December 31, 2010, is sufficient to cover customer credit risks.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2010, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries as of December 31, 2010. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

On September 8, 2009, AMLP and BSG filed a cross-complaint against L’Oreal. In the cross-complaint, AMLP and BSG allege that L’Oreal does not have a genuine interest in stopping diversion, and that L’Oreal’s anti-diversion policies have been discriminatorily applied to AMLP and BSG. AMLP further alleges that L’Oreal is using diversion as a pretext to attempt to terminate the 1981 Matrix Distributor Agreement. L’Oreal has answered the cross-complaint and the matter is currently set for jury trial in May of 2011.

On November 10, 2010, L’Oreal was granted leave to file an amended complaint which adds a former executive of AMLP as a defendant in a lawsuit previously filed in United States District Court for the District of Nevada. The two initial defendants were Hair Casino Venture, LLC and Nevada Hair Ventures, LLC, entities alleged to have common ownership with Hair of Nevada, LLC. The First Amended Complaint in this lawsuit alleges, among other matters, many of the same improper business transactions alleged in the above-referenced San Diego lawsuit. L’Oreal seeks money damages, certain injunctive relief and an order enforcing L’Oreal’s rights with respect to “prohibiting certain conduct with its products.” AMLP has certain indemnity obligations with respect to the former executive.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in that report are not the only risks facing our company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Removed and Reserved.

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

2.7	Stock Purchase Agreement entered into on October 1, 2010 by and among Beauty Systems Group LLC, Aerial Company, Inc. and the stockholders named therein*†

3.1

Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated November 16, 2006, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on November 20, 2006

3.2

Third Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated October 23, 2008, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2008

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated herein by reference from Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on December 22, 2006

4.3

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.4

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.2 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.5

Indenture, dated as of November 16, 2006, by and among Sally Holdings LLC and Sally Capital Inc., as Co-Issuers, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.6

First Supplemental Indenture, dated as of May 30, 2007, by and among Sally Holdings LLC and Sally Capital Inc., as co-Issuers, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.11

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated herein by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.12

Assignment and Acceptance of that certain Credit Agreement, dated as of November 16, 2006, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, the Canadian Borrowers (as defined in the Credit Agreement), the several banks and other financial institutions from time to time parties thereto, Merrill Lynch Capital, a division of’ Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the Lenders and Merrill Lynch Capital Canada, Inc., as Canadian agent and Canadian collateral agent for the Lenders, which is incorporated herein by reference from Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

4.13

Credit Agreement dated as of November 12, 2010 among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as domestic borrowers, Beauty Systems Group (Canada), Inc., as Canadian borrower, SBH Finance B.V., as foreign borrower, the guarantors from time to time party hereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, the other lenders party hereto, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Capital Finance, LLC, as syndication agent, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint book managers*†

4.14

Security Agreement by Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as the domestic borrowers and the other domestic borrowers and domestic guarantors party hereto from time to time and Bank of America, N.A. as collateral agent dated as of November 12, 2010*†

4.15	Security Agreement by Beauty Systems Group (Canada), Inc., as the Canadian borrower and Bank of America, N.A., (acting through its Canada branch), as Canadian agent dated as of November 12, 2010*†

10.1

Amended and Restated Letter Agreement between Clayton, Dubilier & Rice, LLC (“CD&R”) and the Company with respect to the provision of services by CD&R to the Company’s Board of Directors dated as of February 24, 2010, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2010

10.2

2011 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 18, 2010

10.3

2011 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on November 18, 2010

10.4

2011 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on November 18, 2010

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty*

101

Pursuant to Rule 406T of Regulation S-T, the following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: February 3, 2011

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer