Form 10-Q
period 2011-03-31
Sally Beauty Holdings, Inc.
filed 2011-05-05
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2011

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

As of April 28, 2011, there were 183,342,302 shares of the issuer’s common stock outstanding.

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

•             the possibility of material interruptions in the supply of products by our manufacturers;

•             products sold by us being found to be defective in labeling or content;

•             compliance with laws and regulations or becoming subject to additional or more stringent laws and regulations;

•             product diversion to mass retailers;

•             the operational and financial performance of our Armstrong McCall, L.P. (“Armstrong McCall”) franchise-based business;

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

•             severe weather, natural disasters or acts of terrorism;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following are the Company’s consolidated balance sheets as of March 31, 2011 and September 30, 2010, its consolidated statements of earnings for the three and six months ended March 31, 2011 and 2010, and its consolidated statements of cash flows for the six months ended March 31, 2011 and 2010.

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

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net sales	$801,805	$720,467	$1,595,369	$1,425,318
Cost of products sold and distribution expenses	409,991	376,183	824,164	747,819
Gross profit	391,814	344,284	771,205	677,499
Selling, general and administrative expenses	271,381	247,496	544,289	498,268
Depreciation and amortization	14,777	12,430	28,888	24,320
Operating earnings	105,656	84,358	198,028	154,911
Interest expense	27,793	28,414	57,316	56,894
Earnings before provision for income taxes	77,863	55,944	140,712	98,017
Provision for income taxes	28,585	21,384	50,485	37,331
Net earnings	$49,278	$34,560	$90,227	$60,686

Net earnings per share:
Basic	$0.27	$0.19	$0.49	$0.33
Diluted	$0.26	$0.19	$0.48	$0.33

Weighted average shares:
Basic	182,831	181,942	182,644	181,915
Diluted	187,724	183,975	187,431	183,885

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31, 2011	September 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,102	$59,494
Trade accounts receivable, less allowance for doubtful accounts of $2,776 at March 31, 2011 and $2,756 at September 30, 2010	57,828	54,989
Other receivables	39,268	29,510
Inventory	636,909	604,357
Prepaid expenses	24,432	23,486
Deferred income tax assets, net	23,011	22,939
Total current assets	840,550	794,775
Property and equipment, net of accumulated depreciation of $308,025 at March 31, 2011 and $291,186 at September 30, 2010	180,549	168,119
Goodwill	508,465	478,240
Other intangible assets, net of accumulated amortization of $39,119 at March 31, 2011 and $33,031 at September 30, 2010	139,116	109,352
Other assets	38,344	38,926
Total assets	$1,707,024	$1,589,412
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$3,094	$3,045
Accounts payable	236,749	224,931
Accrued liabilities	168,544	167,496
Income taxes payable	13,704	12,180
Total current liabilities	422,091	407,652
Long-term debt	1,542,235	1,559,591
Other liabilities	38,761	40,692
Deferred income tax liabilities, net	44,499	41,803
Total liabilities	2,047,586	2,049,738
Stock options subject to redemption	766	946
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 183,357 and 182,592 shares issued and 182,902 and 182,230 shares outstanding at March 31, 2011 and September 30, 2010, respectively	1,829	1,822
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	665,173	650,315
Accumulated deficit	(1,002,803)	(1,093,030)
Treasury stock, 15 shares at March 31, 2011 and September 30, 2010, at cost	(103)	(103)
Accumulated other comprehensive loss, net of tax	(5,424)	(20,276)
Total stockholders’ deficit	(341,328)	(461,272)
Total liabilities and stockholders’ deficit	$1,707,024	$1,589,412

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net earnings	$90,227	$60,686
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,888	24,320
Share-based compensation expense	10,275	7,371
Amortization of deferred financing costs	3,495	3,975
Excess tax (benefit) shortfall from share-based compensation	(776)	(25)
Net gain on disposal of property and equipment	(1,504)	(26)
Net loss on extinguishment of debt	1,741	376
Deferred income taxes	509	2,562
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	1,288	7,801
Other receivables	(9,462)	(9,163)
Inventory	(12,671)	(10,557)
Prepaid expenses	(670)	(2,849)
Other assets	44	92
Accounts payable and accrued liabilities	9,632	8,812
Income taxes payable	1,886	(1,029)
Other liabilities	2,723	576
Net cash provided by operating activities	125,625	92,922
Cash Flows from Investing Activities:
Capital expenditures	(29,370)	(23,162)
Proceeds from sale of property and equipment	145	54
Acquisitions, net of cash acquired	(81,170)	(34,936)
Net cash used by investing activities	(110,395)	(58,044)
Cash Flows from Financing Activities:
Change in book cash overdraft	2,516	305
Proceeds from issuance of long-term debt	379,505	219,000
Repayments of long-term debt	(397,221)	(270,518)
Debt issuance costs	(5,284)	—
Proceeds from exercises of stock options	3,807	70
Excess tax benefit (shortfall) from share-based compensation	776	25
Purchases of treasury stock	—	(56)
Net cash used by financing activities	(15,901)	(51,174)
Effect of foreign exchange rate changes on cash and cash equivalents	279	(731)
Net decrease in cash and cash equivalents	(392)	(17,027)
Cash and cash equivalents, beginning of period	59,494	54,447
Cash and cash equivalents, end of period	$59,102	$37,420

Supplemental Cash Flow Information:
Interest paid	$51,311	$57,068
Income taxes paid, net	$48,306	$35,497

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or the “Company”) sell professional beauty supplies primarily through its Sally Beauty Supply retail stores in the U.S., Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany and Spain. Additionally, the Company distributes professional beauty products to salons and professional cosmetologists through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern U.S. and in Mexico through the operations of its subsidiary Armstrong McCall. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Sally Beauty was formed in June 2006 and became the accounting successor company to Sally Holdings, Inc. (which was, until November 2006, a wholly-owned subsidiary of Alberto-Culver) upon the completion of the Separation Transactions. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for more information about the Separation Transactions.

Basis of Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2011 and September 30, 2010, its consolidated results of operations for the three and six months ended March 31, 2011 and 2010, and its consolidated cash flows for the six months ended March 31, 2011 and 2010.

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

Fair value amounts reported for our interest rate swaps, and foreign currency options and forwards are based on third-party information and were determined using (a) widely accepted valuation techniques, such as discounted cash flow analyses; (b) observable market inputs, such as current interest rate curves and current foreign currency exchange rates, as appropriate; and (c) reasonable estimates about relevant future market conditions, such as projected interest rates derived from

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

observable market interest rate curves and projected foreign currency exchange rates derived from observable market foreign currency exchange rates, as appropriate. These fair value amounts also reflect the contractual terms of each derivative instrument and credit valuation adjustments pertaining to the risk of nonperformance by either party. Please see Notes 4 and 10 for more information about the Company’s interest rate swaps and foreign currency options and forwards.

Fair value amounts reported for the Company’s long-term debt are based on unadjusted quoted market prices for the Company’s debt securities where available or, if not available, were generally determined using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Notes 4 and 9 for more information about the Company’s long-term debt.

3.   Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

We have not yet adopted and are currently assessing any potential effect of the following pronouncements on our consolidated financial statements:

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28 which amended Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other. This amendment modifies the goodwill impairment test for reporting units with a zero or negative carrying amount, by requiring that Step 2 of the goodwill impairment test be performed for such reporting units if it is more likely than not that an impairment of goodwill exists. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is not permitted.

In December 2010, the FASB issued ASU No. 2010-29 which amended ASC Topic 805, Business Combinations (“ASC 805”). This amendment requires that a public company that enters into business combinations that are material on an individual or aggregate basis disclose certain pro forma information for the current and the immediately preceding fiscal year. This amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to such business combination or business combinations. This amendment is effective prospectively for business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2010. Early application is permitted.

Accounting Changes

The Company made no accounting changes during the six months ended March 31, 2011.

4.   Fair Value Measurements

The Company measures on a recurring basis and discloses certain financial instruments (including interest rate swap agreements, and foreign currency option and forward agreements) at fair value.  The Company defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, Fair Value Measurements and Disclosures, as amended, establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.  The three levels of that hierarchy are defined as follows:

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at March 31, 2011 (in thousands):

	As of March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forwards (a)	$57	—	$57	—
Foreign currency options (a)	—	—	—	—
Total assets	$57		$57

Liabilities
Long-term debt (b)	$1,589,858	$750,563	$839,295	—
Hedged interest rate swaps (a)	10,894	—	10,894
Foreign currency forwards (a)	229	—	229	—
Foreign currency options (a)	167	—	167	—
Total liabilities	$1,601,148	$750,563	$850,585

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

(a)          Foreign currency options and forwards, and interest rate swaps are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as projected market interest rates and projected foreign currency exchange rates, as appropriate. Please see Note 10 for more information about the Company’s foreign currency options and forwards, and interest rate swaps.

(b)         Long-term debt, which is carried at amortized cost in the Company’s consolidated financial statements, is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates, except for the senior and senior subordinated notes. The senior and senior subordinated notes are valued using unadjusted quoted market prices for such debt securities.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

5.  Net Earnings Per Share

Basic net earnings per share is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net earnings	$49,278	$34,560	$90,227	$60,686
Total weighted-average basic shares	182,831	181,942	182,644	181,915
Dilutive securities:
Stock option and stock award programs	4,893	2,033	4,787	1,970
Total weighted-average diluted shares	187,724	183,975	187,431	183,885
Earnings per share:
Basic	$0.27	$0.19	$0.49	$0.33
Diluted	$0.26	$0.19	$0.48	$0.33

At March 31, 2011, all outstanding options to purchase shares of the Company’s common stock were dilutive. At March 31, 2010, options to purchase 9,102,441 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options were anti-dilutive. Anti-dilutive options are out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including unrecognized compensation expense, exceeds the average price per share for the period.

6.   Comprehensive Income and Accumulated Other Comprehensive (Loss) Income

Comprehensive income consists of net earnings, foreign currency translation adjustments and deferred gain (loss) on interest rate swaps as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net earnings	$49,278	$34,560	$90,227	$60,686
Other comprehensive income (loss) adjustments:
Foreign currency translation adjustments (a)	11,324	(9,250)	12,015	(7,691)
Deferred gain (loss) on interest rate swaps (b)	1,308	(673)	2,837	159
Comprehensive income	$61,910	$24,637	$105,079	$53,154

(a)          There were no income tax amounts related to foreign currency translation adjustments recorded in other comprehensive income for the three and six months ended March 31, 2011 and 2010.

(b)         Amounts are net of income tax expense of $0.8 million and income tax benefit of $0.4 million for the three months ended March 31, 2011 and 2010; and net of income tax expense of $1.8 million and $0.1 million for the six months ended March 31, 2011 and 2010, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The components of accumulated other comprehensive (loss) income, net of tax, as of March 31, 2011 and September 30, 2010 are as follows (in thousands):

	As of March 31, 2011			As of September 30, 2010
	Amount Before Tax	Deferred Tax	Net Amount	Amount Before Tax	Deferred Tax	Net Amount
Cumulative foreign currency translation adjustments	$1,243	—	$1,243	$(10,772)	—	$(10,772)
Deferred (losses) gains on interest rate swaps (a)	(10,894)	4,227	(6,667)	(15,530)	6,026	(9,504)
Total accumulated other comprehensive (loss) income, net of tax	$(9,651)	$4,227	$(5,424)	$(26,302)	$6,026	$(20,276)

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

The Company granted approximately 3.0 million and 2.9 million stock options to its employees and consultants during the six months ended March 31, 2011 and 2010, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.0 million and $2.5 million in the six months ended March 31, 2011 and 2010, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the 2010 Plan and certain predecessor share-based plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”).

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Share-based compensation expense	$2,437	$2,383	$10,275	$7,371
Income tax benefit related to share-based compensation expense	$620	$747	$2,746	$2,585

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s stock option plans for the six months ended March 31, 2011:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2010	12,738	$7.53	7.3	$46,789
Granted	3,009	11.39
Exercised	(581)	6.55
Forfeited or expired	(133)	8.44
Outstanding at March 31, 2011	15,033	$8.33	7.1	$85,392

Exercisable at March 31, 2011	8,102	$7.89	5.9	$49,567

The following table summarizes information about stock options under the Company’s option plans at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2011 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2011 (in Thousands)	Weighted Average Exercise Price
$2.00 – 5.24	3,209	6.2	$4.46	1,947	$3.95
$7.42 – 11.39	11,824	7.4	9.38	6,155	9.14
Total	15,033	7.1	$8.33	8,102	$7.89

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

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Six Months Ended March 31,
	2011	2010
Expected lives (in years)	5.0	5.0
Expected volatility	59.0%	64.4%
Risk-free interest rate	1.1%	2.4%
Dividend yield	0.0%	0.0%

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience for employees of the Company who have been granted stock options, including grants under stock option plans of Alberto-Culver prior to the Separation Transactions. The expected volatility is derived using the average volatility of both the Company and similar companies (based on industry sector) since it is not practicable

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

to estimate the Company’s expected volatility on a stand-alone basis due to a lack of sufficient trading history. The risk-free interest rate is based on the zero-coupon U.S. Treasury issue as of the date of the grant. Since the Company does not currently expect to pay dividends, the dividend yield is 0%.

The weighted average fair value of the stock options issued to the Company’s grantees at the date of grant in the six months ended March 31, 2011 and 2010 was $5.74 and $4.15 per option, respectively. The aggregate intrinsic value of options exercised during the six months ended March 31, 2011 was $3.9 million. Cash proceeds from these option exercises were $3.8 million and the tax benefit realized for the tax deductions related to these option exercises was $1.5 million.

At March 31, 2011, approximately $16.0 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 3.0 years.

Stock Awards

Restricted Stock Awards

The Company from time to time grants restricted stock awards to its employees and consultants under the 2010 Plan. A restricted stock award is an award of shares of the Company’s common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer), the restrictions over which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions of the 2010 Plan and certain predecessor share-based compensation plans such as the 2007 Plan.

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

The following table presents a summary of the activity for the Company’s restricted stock awards for the six months ended March 31, 2011:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2010	362	$7.38	3.2
Granted	199	11.39
Vested	(105)	7.64
Forfeited	(1)	5.24
Unvested at March 31, 2011	455	$9.08	3.5

At March 31, 2011, approximately $3.1 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.5 years.

Restricted Stock Units

The Company currently grants Restricted Stock Unit awards (“RSU” or “RSUs”), which generally vest less than one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted RSUs to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of common stock of the Company. Upon vesting, such RSUs are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units.

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

The following table presents a summary of the activity for the Company’s RSUs for the six months ended March 31, 2011:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2010	—	$—	—
Granted	43	11.39
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2011	43	$11.39	0.5

At March 31, 2011, approximately $0.2 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.5 years.

8.   Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the six months ended March 31, 2011 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2010	$76,299	$401,941	$478,240
Additions and purchase price adjustments (a)	334	25,369	25,703
Foreign currency translation	1,969	2,553	4,522
Balance at March 31, 2011	$78,602	$429,863	$508,465

(a)          Please see Note 12 for additional information about businesses acquired.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table provides the carrying value for intangible assets with indefinite lives, and the gross carrying value and accumulated amortization for intangible assets subject to amortization (which we refer to, in the aggregate, as “other intangible assets”) by operating segment at March 31, 2011 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at March 31, 2011
Intangible assets with indefinite lives:
Trade names	$28,872	$33,829	$62,701
Other intangibles	—	5,700	5,700
Total	28,872	39,529	68,401
Intangible assets subject to amortization:
Gross carrying amount	14,683	95,151	109,834
Accumulated amortization	(5,344)	(33,775)	(39,119)
Net value	9,339	61,376	70,715
Total other intangible assets, net	$38,211	$100,905	$139,116

As described in Note 12, during the six months ended March 31, 2011, intangible assets subject to amortization in the amount of $34.7 million were recorded in connection with the October 1, 2010 acquisition of Aerial Company, Inc. (“Aerial”) based on their fair values in accordance with ASC 805.

Amortization expense was $3.0 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively, and $6.1 million and $4.1 million for the six months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2011	$5,873
2012	10,549
2013	8,761
2014	8,423
2015	7,996
Thereafter	29,113
$70,715

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

9.   Long-Term Debt

Details of long-term debt are as follows (in thousands):

	As of March 31, 2011	Maturity Dates	Interest Rates
ABL facility	$—	Nov. 2015	(i) Prime plus (1.25% to 1.75%) or;
			(ii) LIBOR plus (2.25% to 2.75%)
Term Loan B	826,856	Nov. 2013	(i) Prime plus (1.25% to 1.50%) or;
			(ii) LIBOR plus (2.25% to 2.50%) (a)
Other (b)	6,224	2011-2014	4.05% to 7.00%
Total	$833,080

Senior notes	$430,000	Nov. 2014	9.25%
Senior subordinated notes	275,000	Nov. 2016	10.50%
Total	$705,000

Capitalized leases and other	$7,249
Less: current portion	(3,094)
Total long-term debt	$1,542,235

(a)                 At March 31, 2011, the contractual interest rate for the term loan B is 2.50%. The interest rate on $300.0 million of this loan is fixed by interest rate swaps which expire in May 2012 (please see Note 10 for more information about the Company’s interest rate swaps).

(b)                Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA (“Sinelco”).

In connection with the Separation Transactions in November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings, LLC (“Sally Holdings”)), incurred $1,850.0 million of indebtedness by (i) drawing on a revolving (asset-based lending (“ABL”)) credit facility in the amount of $70.0 million, (ii) entering into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million and (iii) together (jointly and severally) with another of the Company’s indirect subsidiaries, Sally Capital Inc., issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million. Borrowings under the term loan A facility were repaid in the fiscal year 2010.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In March 2011, the Company made an optional prepayment in the amount of $17.0 million on the term loan B facility. In connection with such prepayment the Company expensed approximately $0.2 million in unamortized deferred financing costs. Such amount is included in interest expense in the Company’s consolidated statements of earnings.

The senior notes and senior subordinated notes are unsecured obligations of the issuers and are jointly and severally guaranteed on a senior basis (in the case of the senior notes) and on a senior subordinated basis (in the case of the senior subordinated notes) by each material domestic subsidiary of the Company. Furthermore, the agreements underlying the Company’s credit facilities contain terms which significantly restrict the ability of Sally Beauty’s subsidiaries to pay dividends or otherwise transfer assets to Sally Beauty. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Company’s long-term debt.

Maturities of the Company’s long-term debt are as follows at March 31, 2011 (in thousands):

Fiscal Year:
2011	$2,079
2012	5,825
2013	10,061
2014	814,997
2015	430,118
Thereafter	275,000
$1,538,080
Capital leases and other	7,249
Less: current portion	(3,094)
Total	$1,542,235

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

Under the agreements and/or indentures governing the term loan facilities and the notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment. As of March 31, 2011, such consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments it is able to make to us is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

Under the terms of our new ABL facility, Sally Holdings may pay dividends and make other equity distributions to us if availability under the ABL facility exceeds certain thresholds. For dividends and distributions up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for the 45-day period immediately prior to such dividend and distribution. For dividends in excess of that amount, Sally Holdings must maintain that same availability and its fixed charge coverage ratio must exceed 1.10 to 1.00. As of March 31, 2011, Sally Holdings met all of these conditions. In addition, as of March 31, 2011, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $365.8 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s 9.25% Senior Notes indenture and its 10.5% Senior Subordinated Notes indenture contain customary cross-default and/or cross-acceleration provisions.

10.    Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions and foreign currency risks. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps by Sally Holdings. The Company uses interest rate swaps as part

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

of its overall economic risk management strategy to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to the term loan facility are impacted by changes in LIBOR. Interest rate swap agreements involve the periodic receipt by Sally Holdings of amounts based on a variable rate in exchange for Sally Holdings making payments based on a fixed rate over the term of the interest rate swap agreements, without exchange of the underlying notional amount. The Company uses foreign currency forwards and options as part of its foreign exchange risk management objectives to manage its exposure to changes in certain foreign currency exchange rates. As of March 31, 2011, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In May 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million (each agreement with a notional amount of $150 million). These agreements expire in May 2012 and are designated and qualify as effective cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, changes in the fair value of these derivative instruments are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in interest expense in our consolidated statements of earnings. No hedge ineffectiveness on cash flow hedges was recognized during the six months ended March 31, 2011 or 2010. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Company’s interest rate swap agreements.

Amounts reported in OCI related to interest rate swaps are reclassified into interest expense, as a yield adjustment, in the same period in which interest on the Company’s hedged variable-rate debt obligations affect earnings. Interest expense resulting from such reclassifications was $2.5 million during each of the three months ended March 31, 2011 and 2010, and $5.0 million and $5.1 million during the six months ended March 31, 2011 and 2010, respectively. During the twelve months ending March 31, 2012, the Company estimates that an additional $9.5 million, before income tax, of the amounts reported in OCI will be reclassified into interest expense.

Non-designated Cash Flow Hedges

In November 2006, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and interest rate swap agreements with an aggregate notional amount of $350 million expired in November 2009. These interest rate swap agreements were not designated as hedges and, accordingly, the changes in fair value of these interest rate swap agreements, which were adjusted quarterly, were recorded in interest expense in our consolidated statements of earnings. Interest expense includes non-cash income of $2.4 million of marked-to-market adjustments related to these interest rate swaps for the six months ended March 31, 2010 with no comparable amount for the six months ended March 31, 2011.

The Company uses foreign currency options, including, at March 31, 2011, options with an aggregate notional amount of €5.1 million ($7.2 million, at the March 31, 2011 exchange rate) to manage the exposure to certain non-Euro currencies resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The Company’s foreign currency option agreements expire ratably through September 2011.

In addition, the Company uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At March 31, 2011, certain of our foreign currency forwards enable us to sell, in the aggregate, approximately €14.3 million ($20.3 million, at the March 31, 2011 exchange rate) at the weighted average contractual exchange rate of 1.39926, including a foreign currency forward with a notional amount of €5.0 million which expires in April 2011 and foreign currency forwards with an aggregate notional amount of €9.3 million which expire in June 2011. In addition, we hold a foreign currency forward which expires in June 2011 and enables us to buy approximately $10.8 million Canadian dollars ($11.1 million, at the March 31, 2011 exchange rate) at the contractual exchange rate of 0.97636 and a foreign currency forward which expires in June 2011 and enables us to buy approximately £1.3 million ($2.0 million, at the March 31, 2011 exchange rate) at the contractual exchange rate of 1.59673.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The Company’s foreign currency option and forward agreements are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. For the three and six months ended March 31, 2011, selling, general and administrative expenses reflect net losses of $1.0 million and $0.4 million, respectively, related to all of the Company’s foreign currency options and forwards, including marked-to-market adjustments but excluding net foreign currency exchange gains resulting from intercompany balances not permanently invested. In addition, for the three and the six months ended March 31, 2010, selling, general and administrative expenses reflect net gains of $0.3 million, related to all our foreign currency options and forwards, including marked-to-market adjustments.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2011 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of March 31, 2011		Liability Derivatives As of March 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other liabilities	$10,894
Total derivatives designated as hedging instruments		$—		$10,894

Derivatives not designated as hedging instruments:
Foreign Currency Options and Forwards	Prepaid expenses	$57	Accrued liabilities	$396
Total derivatives not designated as hedging instruments		$57		$396

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended March 31, 2011 and 2010 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Three Months Ended March 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$1,308	Interest expense	$(2,488)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards	Selling, general and administrative expenses	$(1,018)
Interest Rate Swaps	Interest expense	—
Total derivatives not designated as hedging instruments		$(1,018)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Three Months Ended March 31, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(673)	Interest expense	$(2,511)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards	Selling, general and administrative expenses	$261
Interest Rate Swaps	Interest expense	—
Total derivatives not designated as hedging instruments		$261

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of the Company’s derivative financial instruments on the statements of earnings for the six months ended March 31, 2011 and 2010 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Six Months Ended March 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$2,837	Interest expense	$(5,033)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards	Selling, general and administrative expenses	$(408)
Interest Rate Swaps	Interest expense	—
Total derivatives not designated as hedging instruments		$(408)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Six Months Ended March 31, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$159	Interest expense	$(5,070)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards	Selling, general and administrative expenses	$261
Interest Rate Swaps	Interest expense	(24)
Total derivatives not designated as hedging instruments		$237

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Credit-risk-related Contingent Features

The agreements governing the Company’s interest rate swaps contain provisions pursuant to which the Company could be declared in default on its interest rate swap obligations in the event the Company defaulted under certain terms of the loan documents governing the Company’s ABL facility. As of March 31, 2011, the fair value of interest rate swaps in a liability position related to these agreements was $10.9 million and the Company was under no obligation to post and had not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $11.1 million, including accrued interest and other termination costs.

The Company’s foreign operations expose the Company to fluctuations in foreign currency exchange rates and foreign interest rates. These fluctuations may impact, among other things, the amount of the Company’s future cash flows in terms of the functional currencies of the Company and certain of its foreign subsidiaries. The Company currently uses foreign currency options to manage the exposure to certain non-Euro currencies resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro.

In addition, the Company uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At March 31, 2011, we hold foreign currency forwards that enable us to sell, in the aggregate, approximately €14.3 million, a foreign currency forward that enables us to buy approximately $10.8 million Canadian dollars and a foreign currency forward that enables us to buy approximately £1.3 million. All of our foreign currency forwards expire on or before June 30, 2011. The Company’s functional currency is the U.S. dollar.

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

12.   Business Combinations

On October 1, 2010, the Company acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the Midwestern United States, for approximately $80.9 million. The acquisition was accounted for using the purchase method of accounting and the results of operations of Aerial are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $34.7 million, were recorded at their respective fair values at the acquisition date. In addition, goodwill of $25.4 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. The acquisition was funded with borrowings in the amount of $78.0 million under the prior ABL facility (which have since been paid in full) and with cash from operations.

13.   Business Segments

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, primarily a domestic and international chain of cash and carry retail stores which offers professional beauty supplies to both salon professionals and retail customers and (ii) BSG, including its franchise-based business Armstrong McCall, a full service beauty supply distributor which offers professional brands of beauty products directly to salons through its own sales force and professional-only stores (including franchise stores) in generally exclusive geographical territories in North America, Puerto Rico and parts of Europe.

Sales between segments, which were eliminated in consolidation, were not material during the six months ended March 31, 2011 and 2010.  Segment data for the three and six months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net sales:
Sally Beauty Supply	$490,845	$453,634	$971,851	$891,949
BSG	310,960	266,833	623,518	533,369
Total net sales	$801,805	$720,467	$1,595,369	$1,425,318
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$93,945	$79,520	$177,497	$150,626
BSG	33,527	26,027	68,669	51,624
Total segment operating profit	127,472	105,547	246,166	202,250
Unallocated corporate expenses (a)	(19,379)	(18,806)	(37,863)	(39,968)
Share-based compensation expense	(2,437)	(2,383)	(10,275)	(7,371)
Interest expense	(27,793)	(28,414)	(57,316)	(56,894)
Earnings before provision for income taxes	$77,863	$55,944	$140,712	$98,017

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

Highlights For the Six Months Ended March 31, 2011:

•                  Our consolidated same store sales increased by 6.4% for the six months ended March 31, 2011;

•                  Our consolidated net sales for the six months ended March 31, 2011 increased by $170.1 million, or 11.9%, to $1,595.4 million compared to $1,425.3 million for the six months ended March 31, 2010;

•                  Our consolidated gross profit for the six months ended March 31, 2011 increased by $93.7 million, or 13.8%, to $771.2 million compared to $677.5 million for the six months ended March 31, 2010. As a percentage of net sales, gross profit increased by 80 basis points to 48.3% for the six months ended March 31, 2011, compared to 47.5% for the six months ended March 31, 2010;

•                  Our consolidated operating earnings for the six months ended March 31, 2011 increased by $43.1 million, or 27.8%, to $198.0 million compared to $154.9 million for the six months ended March 31, 2010. As a percentage of net sales, operating earnings increased by 150 basis points to 12.4% for the six months ended March 31, 2011, compared to 10.9% for the six months ended March 31, 2010;

•                  Net earnings increased by $29.5 million, or 48.7%, to $90.2 million for the six months ended March 31, 2011 compared to $60.7 million for the six months ended March 31, 2010. As a percentage of net sales, net earnings increased by 140 basis points to 5.7% for the six months ended March 31, 2011 compared to 4.3% for the six months ended March 31, 2010;

•                  Cash provided by operations increased by $32.7 million to $125.6 million for the six months ended March 31, 2011 compared to $92.9 million for the six months ended March 31, 2010; and

•                  On October 1, 2010, we acquired Aerial Company, Inc. (“Aerial”), an 82-store professional-only distributor of beauty products operating in 11 states in the Midwestern United States, for approximately $80.9 million.

Overview

Description of Business

Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 4,021 stores and supplied 186 franchised stores as of March 31, 2011, principally in North America, South America and selected European countries. We are the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,119 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the six months ended March 31, 2011, our consolidated net sales and operating earnings were $1,595.4 million and $198.0 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of March 31, 2011, Sally Beauty Supply operated 3,055 company-operated retail stores, 2,458 of which are located in the U.S. (with the remainder in Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany and Spain) and supplied 28 franchised stores located outside the U.S. Sally Beauty Supply stores in the U.S. and Canada range in size between 1,500 square feet and 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 4,000 and 8,000 SKUs of beauty products and includes products for hair color, hair care, skin and nail care, beauty sundries and electrical appliances that target retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the six months ended March 31, 2011, Sally Beauty Supply’s net sales and segment operating profit were $971.9 million and $177.5 million, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of March 31, 2011, BSG had 966 company-operated stores, supplied 158 franchised stores and had a sales force of approximately 1,119 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S. and in portions of Canada, Puerto Rico, Mexico and certain European countries. BSG stores average approximately 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. The product selection in BSG stores, ranging between 5,000 and 10,000 SKUs of beauty products, includes hair color and care, skin and nail care, beauty sundries and electrical appliances, and targets salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the six months ended March 31, 2011, BSG’s net sales and segment operating profit were $623.5 million and $68.7 million, respectively.

Industry and Business Trends

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

•             Increasing use of exclusive-label products. We offer a broad range of exclusive-label products.  As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products and, accordingly, we believe that the growth in sales of these products will likely enhance our overall gross margins. Please see “Risk Factors - We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

•             Favorable demographic and consumer trends. We expect the aging baby-boomer population to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends largely on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives in an effort to expand our market reach or to respond to changing consumer preferences.  If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer.

•             International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations. For example, in December 2009, we acquired Sinelco Group BVBA (“Sinelco”), a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe. In addition, in September 2009, we acquired Intersalon, a leading distributor of premier beauty supply products with 16 stores located in Chile. These acquisitions furthered our expansion plans in Europe and Latin America, key targets of Sally Beauty Supply’s international growth initiative. We intend to continue to identify and evaluate non-U.S. acquisition and/or international organic growth targets. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or international organic growth targets may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors - We may not be able to successfully identify acquisition candidates and complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

•             Continuing consolidation. There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business within the professional beauty products channel from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in the fiscal year 2007, one of our largest suppliers, L’Oreal, moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal acquired distributors competing with BSG in the Midwest, Southeast and West Coast regions of the U.S. and, as a result, directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that BSG will not lose further revenue over time (including within its franchise-based business) due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Risk Factors - The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

•             Relationships with suppliers.  Sally Beauty Supply/BSG and their suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses (particularly in our industry), these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. For example, in 2007 Farouk Systems, Inc. filed an action seeking a declaratory judgment that it was entitled to terminate a long-term distribution agreement with Armstrong McCall. In 2010 that matter was settled and BSG now sells Farouk products in some territories. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with suppliers or by acquisitions of existing distributors.  Although we are focused on developing new revenue and cost management initiatives, there can be no assurance that our efforts will partially or completely offset any potential loss of distribution rights in the future. Please see “Risk Factors —We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Significant Recent Acquisitions

On October 1, 2010, we acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the Midwestern United States, for approximately $80.9 million. The acquisition was accounted for using the purchase method of accounting and the results of operations of Aerial are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $34.7 million, were recorded at their respective fair values at the acquisition date. In addition, goodwill of $25.4 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. The acquisition was funded with borrowings in the amount of $78.0 million under our ABL facility (which we have since paid in full) and with cash from operations. Please see Note 2 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Company’s accounting policies in connection with business combinations.

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

In November 2006, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and agreements with an aggregate notional amount of $350 million expired in November 2009. These interest rate swap agreements were not designated and did not qualify as hedges and, therefore, the changes in fair value of these agreements, which were adjusted quarterly, were recorded in interest expense in our consolidated statements of earnings.

Additionally, in May 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements expire in May of 2012 and are designated and qualify as effective cash flow hedges, consistent with ASC 815. Accordingly, adjustments to reflect the change in the fair values of these interest rate swap agreements, which are adjusted quarterly, are recorded in accumulated other comprehensive (loss) income, net of tax, until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any ineffectiveness is recognized in interest expense in the Company’s consolidated statements of earnings. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” contained elsewhere in this Quarterly Report and Note 15 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Company’s interest swap agreements.

Foreign Currency Option and Forward Contracts

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting its net investments in subsidiaries and earnings denominated in foreign currencies. The Company’s primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Mexican peso, and the Chilean peso. The Company’s various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. In connection with our remaining exposure to foreign currency fluctuations, we from time to time use foreign currency derivative instruments, such as foreign currency option contracts and foreign currency forward contracts, to manage such risk.

In October 2010, the Company entered into certain foreign currency option agreements to manage the exposure to certain non-Euro currencies resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. As such, at March 31, 2011, the Company held foreign currency options with an aggregate notional amount of €5.1 million ($7.2 million, at the March 31, 2011 exchange rate). These foreign currency options expire ratably through September 2011.

In addition, the Company uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At March 31, 2011, certain of our foreign currency forwards enable us to sell, in the aggregate, approximately €14.3 million ($20.3 million, at the March 31, 2011 exchange rate) at the weighted average contractual exchange rate of 1.39926, including a foreign currency forward with a notional amount of €5.0 million which expires in April 2011 and foreign currency forwards with an aggregate notional amount of €9.3 million which expire in June 2011. In addition, we hold a foreign currency forward which expires in June 2011 and enables us to buy approximately $10.8 million Canadian dollars ($11.1 million, at the March 31, 2011 exchange rate) at the contractual exchange rate of 0.97636 and a foreign currency forward which expires in June 2011 and enables us to buy approximately £1.3 million ($2.0 million, at the March 31, 2011 exchange rate) at the contractual exchange rate of 1.59673.

The Company’s foreign currency options and forwards are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in the fair value of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” contained elsewhere in this Quarterly Report and Note 15 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Company’s foreign currency option and forward agreements.

Results of Operations

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net sales	$801,805	$720,467	$1,595,369	$1,425,318
Cost of products sold and distribution expenses	409,991	376,183	824,164	747,819
Gross profit	391,814	344,284	771,205	677,499
Total other operating costs and expenses	286,158	259,926	573,177	522,588
Operating earnings	105,656	84,358	198,028	154,911
Interest expense	27,793	28,414	57,316	56,894
Earnings before provision for income taxes	77,863	55,944	140,712	98,017
Provision for income taxes	28,585	21,384	50,485	37,331
Net earnings	$49,278	$34,560	$90,227	$60,686

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2011 and 2010, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	51.1%	52.2%	51.7%	52.5%
Gross profit	48.9%	47.8%	48.3%	47.5%
Total other operating costs and expenses	35.7%	36.1%	35.9%	36.6%
Operating earnings	13.2%	11.7%	12.4%	10.9%
Interest expense	3.5%	3.9%	3.6%	4.0%
Earnings before provision for income taxes	9.7%	7.8%	8.8%	6.9%
Provision for income taxes	3.6%	3.0%	3.1%	2.6%
Net earnings	6.1%	4.8%	5.7%	4.3%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net sales:
Sally Beauty Supply	$490,845	$453,634	$971,851	$891,949
BSG	310,960	266,833	623,518	533,369
Consolidated	$801,805	$720,467	$1,595,369	$1,425,318
Gross profit	$391,814	$344,284	$771,205	$677,499
Gross profit margin	48.9%	47.8%	48.3%	47.5%
Selling, general and administrative expenses	$271,381	$247,496	$544,289	$498,268
Depreciation and amortization	$14,777	$12,430	$28,888	$24,320
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$93,945	$79,520	$177,497	$150,626
BSG	33,527	26,027	68,669	51,624
Segment operating profit	127,472	105,547	246,166	202,250
Unallocated expenses	(19,379)	(18,806)	(37,863)	(39,968)
Share-based compensation expense	(2,437)	(2,383)	(10,275)	(7,371)
Operating earnings	105,656	84,358	198,028	154,911
Interest expense	(27,793)	(28,414)	(57,316)	(56,894)
Earnings before provision for income taxes	$77,863	$55,944	$140,712	$98,017
Segment operating profit margin:
Sally Beauty Supply	19.1%	17.5%	18.3%	16.9%
BSG	10.8%	9.8%	11.0%	9.7%
Consolidated operating profit margin	13.2%	11.7%	12.4%	10.9%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			3,083	2,946
BSG			1,124	1,007
			4,207	3,953
Same store sales growth (a)
Sally Beauty Supply	6.2%	4.3%	6.3%	4.0%
BSG	5.6%	6.1%	6.7%	5.2%
Consolidated	6.0%	4.8%	6.4%	4.3%

(a)          Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our same store sales calculation includes internet-based sales and store expansions, if applicable, but does not generally include sales from stores relocated.

The Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended March 31,
	2011	2010	Increase
Net sales:
Sally Beauty Supply	$490,845	$453,634	$37,211	8.2%
BSG	310,960	266,833	44,127	16.5%
Consolidated net sales	$801,805	$720,467	$81,338	11.3%

Gross profit:
Sally Beauty Supply	$267,017	$240,940	$26,077	10.8%
BSG	124,797	103,344	21,453	20.8%
Consolidated gross profit	$391,814	$344,284	$47,530	13.8%

Gross profit margin:
Sally Beauty Supply	54.4%	53.1%	1.3%
BSG	40.1%	38.7%	1.4%
Consolidated gross profit margin	48.9%	47.8%	1.1%

Net Sales

Consolidated net sales increased by $81.3 million, or 11.3%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Company-operated stores that have been open for at least 14 months contributed an increase in consolidated net sales of approximately $61.6 million, or 8.6%, sales through our BSG distributor sales consultants contributed an increase of approximately $11.4 million, or 1.6%, and our Sally Beauty Supply non-store sales channels contributed an increase of approximately $11.9 million, or 1.7%. Incremental sales from businesses acquired in the preceding 12 months were approximately $5.3 million, or 0.7%, less for the three months ended March 31, 2011, than for the three months ended March 31, 2010. Other sales channels (including sales from stores that have been open for less than 14 months and sales to our BSG franchise-based businesses), in the aggregate, contributed an increase of $1.7 million, or 0.2%, compared to the three months ended March 31, 2010. Consolidated net sales for the three months ended March 31, 2011 are inclusive of approximately $4.1 million in net positive impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $37.2 million, or 8.2%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $37.5 million, or 8.3%, and the segment’s non-store sales channels (which, after December 16, 2010, include the catalog and internet sales of our Sinelco Group subsidiaries) contributed an increase of approximately $11.9 million, or 2.6%. Incremental sales from businesses acquired in the preceding 12 months were approximately $12.6 million, or 2.8%, less for the three months ended March 31, 2011, than for the three months ended March 31, 2010. Other sales channels (including sales from stores that have been open for less than 14 months) experienced a slight increase in sales compared to the three months ended March 31, 2010. Net sales for Sally Beauty Supply for the three months ended March 31, 2011 are inclusive of approximately $2.3 million in net positive impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $44.1 million, or 16.5%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. In the BSG segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $24.1 million, or 9.0%, sales through our distributor sales consultants contributed an increase of approximately $11.4 million, or 4.3%, and incremental sales from businesses acquired in the preceding 12 months contributed an increase of approximately $7.4 million, or 2.8%, more for the three months ended March 31, 2011, than for the three months ended March 31, 2010. Other sales channels (including stores that have been open for less than 14 months and sales to our franchise-based businesses), in the aggregate, contributed an increase of $1.2 million, or 0.5%, compared to the three months ended March 31, 2010. Net sales for BSG for the three months ended March 31, 2011 are inclusive of approximately $1.8 million in net positive impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $47.5 million, or 13.8%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, principally due to higher sales volume and improved gross margins in both business segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $26.1 million, or 10.8%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, principally as a result of higher sales volume and improved gross margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.4% for the three months ended March 31, 2011, compared to 53.1% for the three months ended March 31, 2010. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label products and other higher-margin products) and continued benefits from low-cost sourcing initiatives.

Beauty Systems Group.  BSG’s gross profit increased by $21.5 million, or 20.8%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 40.1% for the three months ended March 31, 2011, compared to 38.7% for the three months ended March 31, 2010. This increase was principally the result of a favorable change in the sales mix across the business, product cost reduction initiatives and synergies from recent business acquisitions.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $23.9 million, or 9.7%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (including an increase of 253 company-operated stores, or 6.7%, since March 31, 2010), higher freight and distribution expenses ($2.9 million), higher advertising expenses in the Sally Beauty Supply segment ($1.2 million) and corporate expenses related primarily to on-going upgrades to our information technology systems ($1.2 million). Selling, general and administrative expenses, as a percentage of net sales, decreased to 33.8% for the three months ended March 31, 2011, compared to 34.4% for the three months ended March 31, 2010, principally as a result of the growth in consolidated net sales described above and synergies from recent business acquisitions.

Depreciation and Amortization

Consolidated depreciation and amortization was $14.8 million for the three months ended March 31, 2011, compared to $12.4 million for the three months ended March 31, 2010. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made during that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$93,945	$79,520	$14,425	18.1%
BSG	33,527	26,027	7,500	28.8%
Segment operating profit	127,472	105,547	21,925	20.8%
Unallocated expenses	(19,379)	(18,806)	573	3.0%
Share-based compensation expense	(2,437)	(2,383)	54	2.3%
Operating earnings	$105,656	$84,358	$21,298	25.2%

Consolidated operating earnings increased by $21.3 million, or 25.2%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, as more fully discussed below. Operating earnings, as a percentage of net sales, increased to 13.2% for the three months ended March 31, 2011, compared to 11.7% for the three months ended March 31, 2010. This increase reflects the increase in consolidated gross profit described above, as well as a lower growth rate in consolidated operating expenses compared to the growth rate in consolidated gross profit.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $14.4 million, or 18.1%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by higher advertising costs of approximately $1.2 million and the incremental costs related to approximately 135 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended March 31, 2011. Segment operating earnings, as a percentage of net sales, increased to 19.1% for the three months ended March 31, 2011, compared to 17.5% for the three months ended March 31, 2010. The increase in Sally Beauty Supply’s operating earnings as a percentage of segment net sales reflects the growth in the segment’s gross profit described above, as well as a lower growth rate in the segment’s operating expenses compared to the growth rate in the segment’s gross profit.

Beauty Systems Group.  BSG’s segment operating earnings increased by $7.5 million, or 28.8%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase in BSG operating earnings was primarily a result of the gross margin improvements described above, the incremental operating earnings of businesses acquired and stores opened (BSG had an additional 118 company-operated stores at March 31, 2011, including 82 stores resulting from the October 2010 acquisition of Aerial), and to ongoing cost reduction initiatives. Segment operating earnings, as a percentage of net sales, increased to 10.8% for the three months ended March 31, 2011, compared to 9.8% for the three months ended March 31, 2010.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $0.6 million, or 3.0%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Unallocated expenses, for the three months ended March 31, 2011, reflect an increase in corporate expenses related primarily to on-going upgrades to our information technology systems, partially offset by lower acquisition-related expenses compared to the three months ended March 31, 2010.

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements was $2.4 million for each of the three months ended March 31, 2011 and 2010. Share-based compensation expense, for the three months ended March 31, 2011, reflects the incremental expenses related to, as well as the higher fair value at the grant date of, stock option and stock awards during the six months ended March 31, 2011, compared to stock option awards during the six months ended March 31, 2010, offset by the impact of share-based awards that became fully vested during the preceding 12 months.

Interest Expense

Interest expense decreased by $0.6 million to $27.8 million for the three months ended March 31, 2011, compared to $28.4 million for the three months ended March 31, 2010. The decrease in interest expense was primarily attributable to lower outstanding principal balances on our senior term loans (please see “Liquidity and Capital Resources” below).

Provision for Income Taxes

The provision for income taxes was $28.6 million and $21.4 million, and the effective income tax rate was 36.7% and 38.2%, for the three months ended March 31, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily due to tax benefits associated with discrete items during the period ended March 31, 2011, compared to the period ended March 31, 2010.

The annual effective tax rate for the fiscal year 2011 is currently expected to be in the range of 37% to 38%, versus a comparable actual tax rate for the full fiscal year 2010 of 36.9%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $14.7 million, or 42.6%, to $49.3 million for the three months ended March 31, 2011, compared to $34.6 million for the three months ended March 31, 2010. Net earnings, as a percentage of net sales, were 6.1% for the three months ended March 31, 2011, compared to 4.8% for the three months ended March 31, 2010.

The Six Months Ended March 31, 2011 compared to the Six Months Ended March 31, 2010

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Six Months Ended March 31,
	2011	2010	Increase
Net sales:
Sally Beauty Supply	$971,851	$891,949	$79,902	9.0%
BSG	623,518	533,369	90,149	16.9%
Consolidated net sales	$1,595,369	$1,425,318	$170,051	11.9%

Gross profit:
Sally Beauty Supply	$522,797	$471,204	$51,593	10.9%
BSG	248,408	206,295	42,113	20.4%
Consolidated gross profit	$771,205	$677,499	$93,706	13.8%

Gross profit margin:
Sally Beauty Supply	53.8%	52.8%	1.0%
BSG	39.8%	38.7%	1.1%
Consolidated gross profit margin	48.3%	47.5%	0.8%

Net Sales

Consolidated net sales increased by $170.1 million, or 11.9%, for the six months ended March 31, 2011, compared to the six months ended March 31, 2010. Company-operated stores that have been open for at least 14 months contributed an increase in consolidated net sales of approximately $116.6 million, or 8.2%, sales through our BSG distributor sales consultants contributed an increase of approximately $21.9 million, or 1.5%, and our Sally Beauty Supply non-store sales channels contributed an increase of approximately $12.9 million, or 0.9%. In addition, sales from stores that have been open for less than 14 months contributed an increase of approximately $8.5 million, or 0.6%, and incremental sales from businesses acquired in the preceding 12 months were approximately $8.1 million, or 0.6%, more for the six months ended March 31, 2011, than for the six months ended March 31, 2010. Other sales channels (including sales to our BSG franchise-based businesses) experienced a slight increase in sales compared to the six months ended March 31, 2010. Consolidated net sales for the six months ended March 31, 2011 are inclusive of approximately $2.1 million in net positive impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $79.9 million, or 9.0%, for the six months ended March 31, 2011, compared to the six months ended March 31, 2010.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $69.7 million, or 7.8%, while our non-store sales channels (which, after December 16, 2010, include the catalog and internet sales of our Sinelco Group subsidiaries) contributed an increase in segment net sales of approximately $12.9 million, or 1.4%. Other sales channels (including incremental sales from businesses acquired in the preceding 12 months and sales from stores that have been open for less than 14 months), in the aggregate, experienced a net decline in sales of $2.7 million, or 0.3%, compared to the six months ended March 31, 2010.

Beauty Systems Group.  Net sales for BSG increased by $90.1 million, or 16.9%, for the six months ended March 31, 2011, compared to the six months ended March 31, 2010. In the BSG segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $46.9 million, or 8.8%, sales from stores that have been open for less than 14 months contributed an increase of approximately $7.5 million, or 1.4%, and sales through our distributor sales consultants contributed an increase of approximately $21.9 million, or 4.1%. In addition, incremental sales from businesses acquired in the preceding 12 months were approximately $11.8 million, or 2.2%, more for the six months ended March 31, 2011, than for the six months ended March 31, 2010. Other sales channels (including sales to our franchise-based businesses) experienced a 0.4% increase in sales compared to the six months ended March 31, 2010.

Gross Profit

Consolidated gross profit increased by $93.7 million, or 13.8%, for the six months ended March 31, 2011, compared to the six months ended March 31, 2010, principally due to higher sales volume and improved gross margins in both business segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $51.6 million, or 10.9%, for the six months ended March 31, 2011, compared to the six months ended March 31, 2010, principally as a result of higher sales volume and improved gross margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 53.8% for the six months ended March 31, 2011, compared to 52.8% for the six months ended March 31, 2010. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label products and other higher-margin products) and continued benefits from low-cost sourcing initiatives.

Beauty Systems Group.  BSG’s gross profit increased by $42.1 million, or 20.4%, for the six months ended March 31, 2011, compared to the six months ended March 31, 2010, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 39.8% for the six months ended March 31, 2011, compared to 38.7% for the six months ended March 31, 2010. This increase was principally the result of a favorable change in the sales mix across the business, product cost reduction initiatives and synergies from recent business acquisitions.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $46.0 million, or 9.2%, for the six months ended March 31, 2011, compared to the six months ended March 31, 2010. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (including an additional 253 company-operated stores, or 6.7%, since March 31, 2010), as well as higher share-based compensation expense ($2.9 million), higher freight and distribution expenses ($5.6 million), higher advertising expenses in the Sally Beauty Supply segment ($3.4 million) and corporate expenses related primarily to on-going upgrades to our information technology systems ($1.8 million). Selling, general and administrative expenses, as a percentage of net sales, decreased to 34.1% for the six months ended March 31, 2011, compared to 35.0% for the six months ended March 31, 2010 principally as a result of the growth in consolidated net sales described above, and synergies from recent business acquisitions.

Depreciation and Amortization

Consolidated depreciation and amortization was $28.9 million for the six months ended March 31, 2011, compared to $24.3 million for the six months ended March 31, 2010. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made during that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Six Months Ended March 31,
	2011	2010	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$177,497	$150,626	$26,871	17.8%
BSG	68,669	51,624	17,045	33.0%
Segment operating profit	246,166	202,250	43,916	21.7%
Unallocated expenses	(37,863)	(39,968)	(2,105)	(5.3)%
Share-based compensation expense	(10,275)	(7,371)	2,904	39.4%
Operating earnings	$198,028	$154,911	$43,117	27.8%

Consolidated operating earnings increased by $43.1 million, or 27.8%, for the six months ended March 31, 2011, compared to the six months ended March 31, 2010. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments and lower unallocated corporate expenses, partially offset by higher share-based compensation expense, as more fully discussed below. Operating earnings, as a percentage of net sales, increased to 12.4% for the six months ended March 31, 2011, compared to 10.9% for the six months ended March 31, 2010. This increase reflects the growth in consolidated gross profit described above, as well as a lower growth rate in consolidated operating expenses compared to the growth rate in consolidated gross profit.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $26.9 million, or 17.8%, for the six months ended March 31, 2011, compared to the six months ended March 31, 2010.  The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by higher advertising costs of approximately $3.4 million and the incremental costs related to approximately 135 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the six months ended March 31, 2011. Segment operating earnings, as a percentage of net sales, increased to 18.3% for the six months ended March 31, 2011, compared to 16.9% for the six months ended March 31, 2010. The increase in Sally Beauty Supply’s operating earnings as a percentage of segment net sales reflects the growth in the segment’s gross profit described above, as well as a lower growth rate in the segment’s operating expenses compared to the growth rate in the segment’s gross profit.

Beauty Systems Group.  BSG’s segment operating earnings increased by $17.0 million, or 33.0%, for the six months ended March 31, 2011, compared to the six months ended March 31, 2010. Segment operating earnings, as a percentage of net sales, increased to 11.0% for the six months ended March 31, 2011, compared to 9.7% for the six months ended March 31, 2010. The increase in BSG operating earnings was primarily a result of gross margin improvements, the incremental operating earnings of businesses acquired and stores opened (BSG had an additional 118 company-operated stores at March 31, 2011, including 82 stores resulting from the October 2010 acquisition of

Aerial), and to ongoing cost reduction initiatives.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, decreased by $2.1 million, or 5.3%, for the six months ended March 31, 2011, compared to the six months ended March 31, 2010. This decrease was due primarily to lower employee compensation-related expenses, professional fees and other corporate expenses of approximately $1.7 million. This decrease also reflects a favorable net change in foreign currency transactions of approximately $0.4 million, resulting principally from intercompany notes not permanently invested and related foreign currency hedges.

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased by $2.9 million to $10.3 million for the six months ended March 31, 2011, compared to $7.4 million for the six months ended March 31, 2010. This increase was mainly due to the incremental expenses related to, as well as the higher fair value at the grant date of, stock option and stock awards during the six months ended March 31, 2011, compared to stock option awards during the six months ended March 31, 2010, partially offset by the impact of share-based awards that became fully vested during the preceding 12 months.

Interest Expense

Interest expense increased by $0.4 million to $57.3 million for the six months ended March 31, 2011, compared to $56.9 million for the six months ended March 31, 2010.  The increase in interest expense was primarily attributable to non-cash income of $2.4 million of marked-to-market adjustments for certain interest rate swaps (please see Note 10 of the Condensed Notes to Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q) in the six months ended March 31, 2010 with no comparable amount in the six months ended March 31, 2011, and unamortized deferred financing costs of approximately $1.7 million expensed in connection with our November 2010 termination of our previous ABL facility and our optional prepayment of debt in March 2011, partially offset by lower losses from interest rate swaps and lower outstanding principal balances on our senior term loans (please see “Liquidity and Capital Resources” below).

Provision for Income Taxes

The provision for income taxes was $50.5 million and $37.3 million, and the effective income tax rate was 35.9% and 38.1%, for the six months ended March 31, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily due to tax benefits associated with certain intercompany transactions that resulted in the release of a valuation allowance and with discrete items during the period ended March 31, 2011, compared to the period ended March 31, 2010.

The annual effective tax rate for the fiscal year 2011 is currently expected to be in the range of 37% to 38%, versus a comparable actual tax rate for the full fiscal year 2010 of 36.9%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $29.5 million, or 48.7%, to $90.2 million for the six months ended March 31, 2011, compared to $60.7 million for the six months ended March 31, 2010. Net earnings, as a percentage of net sales, were 5.7% for the six months ended March 31, 2011, compared to 4.3% for the six months ended March 31, 2010.

Financial Condition

At March 31, 2011 Compared to September 30, 2010

Working capital (current assets less current liabilities) increased by $31.3 million to $418.5 million at March 31, 2011, compared to $387.1 million at September 30, 2010. The ratio of current assets to current liabilities was 1.99 to 1.00 at March 31, 2011, compared to 1.95 to 1.00 at September 30, 2010. The increase in working capital reflects an increase of $45.8 million in current assets and an increase of $14.4 million in current liabilities.  The increase in current assets as of March 31, 2011 includes an increase of $32.6 million in inventory levels, an increase of $9.8 million in other receivables and an increase of $2.8 million in trade accounts receivables, as discussed below.  The increase in current liabilities includes an increase of $11.8 million in accounts payable and an increase of $1.5 million in income taxes payable, as discussed below.

Inventory increased by $32.6 million to $636.9 million at March 31, 2011, compared to $604.4 million at September 30, 2010 due primarily to the effect of stores opened and businesses acquired in the preceding 12 months and the effect of foreign currency translation adjustments. Other receivables increased by $9.8 million to $39.3 million at

March 31, 2011, compared to $29.5 million at September 30, 2010 due primarily to vendor rebates accrued. Trade accounts receivables increased by $2.8 million to $57.8 million at March 31, 2011, compared to $55.0 million at September 30, 2010 due primarily to increased sales volume and the effect of businesses acquired.

Accounts payable increased by $11.8 million to $236.7 million at March 31, 2011, compared to $224.9 million at September 30, 2010 due primarily to the timing of payments to suppliers in connection with recent purchases of merchandise inventory and the effect of businesses acquired. Income taxes payable increased by $1.5 million to $13.7 million at March 31, 2011, compared to $12.2 million at September 30, 2010 due primarily to increased earnings and the effect of businesses acquired.

Long-term debt, including current portion, decreased by $17.3 million to $1,545.3 million at March 31, 2011, compared to $1,562.6 million at September 30, 2010 due primarily to the optional prepayment of $17.0 million on our senior term loan B facility in March 2011 (Please see “Liquidity and Capital Resources” below).

Total stockholders’ deficit, for the six months ended March 31, 2011, decreased by $119.9 million primarily as a result of net earnings of $90.2 million, an increase in additional paid-in capital of $14.9 million, principally resulting from share-based compensation expense and the exercise of stock options, and a decrease in accumulated other comprehensive loss of $14.9 million, net of income tax.

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

In March 2011, the Company made an optional prepayment in the amount of $17.0 million on the senior term loan B facility. In connection with such prepayment the Company expensed approximately $0.2 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

In November 2010, we entered into a new $400 million, five-year revolving credit facility (the “new ABL facility” or the “ABL facility”) and replaced our prior ABL facility (the “prior ABL facility”). The new ABL facility contains restrictions and limitations similar to those contained in the prior ABL facility and, similar to the prior ABL facility, borrowings under the new ABL facility are secured by substantially all of our assets. The terms of the new ABL facility contain a commitment fee of 0.50% on the unused portion of the facility. Borrowings under the term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes. During the six months ended March 31, 2011, in connection with our termination of our prior ABL facility, we expensed approximately $1.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

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

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the six months ended March 31, 2011 have varied in amounts of up to $78.0 million, with total amounts outstanding ranging from zero up to $102.5 million. During the six months ended March 31, 2011, the weighted average interest rate on our borrowings under the ABL facility was 3.3%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of March 31, 2011, there were no borrowings outstanding under the ABL facility and Sally Holdings had $341.6 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We may from time to time refinance, repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases of our notes, prepayments of our term loan or other retirements or refinancing of outstanding debt. The amount of debt that may be refinanced, repurchased or otherwise retired, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

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

Under the agreements and indentures governing the term loan facilities and the notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of March 31, 2011, its consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

Under its new ABL facility, Sally Holdings may pay dividends and make other equity distributions to us if availability under the facility exceeds certain thresholds.  For dividends and distributions up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for the 45-day period immediately prior to such dividend and distribution.  For dividends in excess of that amount, Sally Holdings must maintain that same availability and its fixed charge coverage ratio must exceed 1.10 to 1.00. As of March 31, 2011, Sally Holdings met all of these conditions. As of March 31, 2011, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $365.8 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s 9.25% Senior Notes indenture and its 10.5% Senior Subordinated Notes indenture contain customary cross-default and/or cross-acceleration provisions.

On October 1, 2010, we acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the Midwestern United States, for approximately $80.9 million. The acquisition was accounted for using the purchase method of accounting and the results of operations of Aerial are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. The acquisition was funded with borrowings in the amount of $78.0 million under our ABL facility and with cash from operations. At March 31, 2011, all borrowings under our ABL facility had been paid in full.

Historical Cash Flows

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the six months ended March 31, 2011 and 2010. Historically, our primary use of cash has been for acquisitions, capital expenditures and repayments of debt. The following table shows our sources and uses of funds for the six months ended March 31, 2011 and 2010 (in thousands):

	Six Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$125,625	$92,922
Net cash used by investing activities	(110,395)	(58,044)
Net cash used by financing activities	(15,901)	(51,174)
Effect of foreign exchange rates on cash and cash equivalents	279	(731)
Net decrease in cash and cash equivalents	$(392)	$(17,027)

Net Cash Provided by Operating Activities

Net cash provided by operating activities (which excludes cash used for acquisitions completed during the period) during the six months ended March 31, 2011 increased by $32.7 million to $125.6 million, compared to $92.9 million during the six months ended March 31, 2010. The increase was primarily due to an improvement in earnings of approximately $29.5 million for the six months ended March 31, 2011, compared to the six months ended March 31, 2010, and changes in income taxes payable of approximately $2.9 million.

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2011 increased by $52.4 million to $110.4 million, compared to $58.0 million during the six months ended March 31, 2010.  This increase was primarily due to an increase of $46.2 million in cash used for acquisitions, net of cash acquired, and an increase of $6.2 million in capital expenditures, primarily in connection with more store openings during the six months ended March 31, 2011, compared to the six months ended March 31, 2010.

Net Cash Used by Financing Activities

Net cash used by financing activities decreased by $35.3 million to $15.9 million during the six months ended March 31, 2011, compared to $51.2 million during the six months ended March 31, 2010. This decrease was primarily due to net repayments of debt of $17.7 million during the six months ended March 31, 2011, compared to $51.5 million during the six months ended March 31, 2010 (please see “Liquidity and Capital Resources” above). This decrease also reflects an increase in proceeds from exercises of stock options of $3.7 million and debt issuance costs of $5.3 million incurred and paid during the six months ended March 31, 2011.

Capital Requirements

During the six months ended March 31, 2011, capital expenditures were $29.4 million. For fiscal year 2011, we anticipate total capital expenditures in the range of approximately $50.0 million to $55.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2010.

Off-Balance Sheet Financing Arrangements

At March 31, 2011 and September 30, 2010, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs. Such letters of credit totaled $16.3 million and $14.5 million at March 31, 2011 and September 30, 2010, respectively.

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

Recent Accounting Pronouncements

We have not yet adopted and are currently assessing any potential effect of the following pronouncements on our consolidated financial statements:

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28 which amended Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other. This amendment modifies the goodwill impairment test for reporting units with a zero or negative carrying amount, by requiring that Step 2 of the goodwill impairment test be performed for such reporting units if it is more likely than not that an impairment of goodwill exists. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early application is not permitted.

In December 2010, the FASB issued ASU No. 2010-29 which amended ASC Topic 805, Business Combinations (“ASC 805”). This amendment requires that a public company that enters into business combinations that are material on an individual or aggregate basis disclose certain pro forma information for the current and the immediately preceding fiscal year. This amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to such business combination or business combinations. This amendment is effective prospectively for business combinations consummated on or after the first annual reporting period beginning on or after December 15, 2010. Early application is permitted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the use of derivative financial instruments. At March 31, 2011, we did not purchase or hold any derivative instruments for speculative or trading purposes.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting our net investments in subsidiaries and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. For the fiscal years 2010, 2009 and 2008, approximately 18%, 16% and 18%, respectively, of our net sales were made in currencies other than the U.S. dollar. For the six months ended March 31, 2011, our consolidated net sales reflect approximately $2.1 million in positive impact from changes in foreign currency exchange rates and other comprehensive income reflects $12.0 million in foreign currency translation adjustments. Fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted consolidated net sales by approximately 1.7% in the six months ended March 31, 2011 and would have impacted consolidated net assets by 2.5% at March 31, 2011, without considering the effect of any foreign currency option or forward agreements we may have from time to time.

The Company uses foreign currency options, including, at March 31, 2011, options with an aggregate notional amount of €5.1 million ($7.2 million, at the March 31, 2011 exchange rate), to manage the exposure to certain non-Euro currencies resulting from its Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency option agreements expire ratably through September of 2011.

In addition, the Company uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At March 31, 2011, certain of our foreign currency forwards enable us to sell, in the aggregate, approximately €14.3 million ($20.3 million, at the March 31, 2011 exchange rate) at the weighted average contractual exchange rate of 1.39926, including a foreign currency forward with a notional amount of €5.0 million which expires in April 2011 and foreign currency forwards with an aggregate notional amount of €9.3 million which expire in June 2011. In addition, we hold a foreign currency forward which expires in June 2011 and enables us to buy approximately $10.8 million Canadian dollars ($11.1 million, at the March 31, 2011 exchange rate) at the contractual exchange rate of 0.97636 and a foreign currency forward which expires in June 2011 and enables us to buy approximately £1.3 million ($2.0 million, at the March 31, 2011 exchange rate) at the contractual exchange rate of 1.59673.

Our foreign currency option and forward agreements are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. For the six months ended March 31, 2011 and 2010, selling, general and administrative expenses reflect a net loss of $0.4 million and a net gain of $0.3 million, respectively, related to our foreign currency options and forwards, including marked-to-market adjustments but excluding net foreign currency exchange gains resulting from intercompany balances not permanently invested. During the six months ended March 31, 2011, our foreign currency derivative instruments did not have a material impact in the Company’s results of operations or cash flows.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the term loans and the ABL facility.

Based on the approximately $826.9 million of aggregate borrowings under our term loan B facility and ABL facility as of March 31, 2011, a change in the estimated interest rate up or down by 1/8% would increase or decrease earnings before provision for income taxes by approximately $1.0 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

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

In May 2008, we entered into certain interest rate swap agreements with an aggregate notional amount of $300 million. These agreements expire on May 31, 2012 and enable us to convert a portion of our variable interest rate obligations to fixed rate obligations with interest ranging from 5.818% to 6.090%. These agreements are designated as effective cash flow hedges, in accordance with ASC 815. Accordingly, changes in the fair value of these derivative instruments are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in interest expense in our consolidated statements of earnings.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base. We believe our allowance for doubtful accounts, as of March 31, 2011, is sufficient to cover customer credit risks.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2011, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries as of March 31, 2011. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

On September 8, 2009, AMLP and BSG filed a cross-complaint against L’Oreal. In the cross-complaint, AMLP and BSG allege that L’Oreal does not have a genuine interest in stopping diversion, and that L’Oreal’s anti-diversion policies have been discriminatorily applied to AMLP and BSG. AMLP further alleges that L’Oreal is using diversion as a pretext to attempt to terminate the 1981 Matrix Distributor Agreement. L’Oreal has answered the cross-complaint and the matter is currently set for jury trial beginning in May of 2011.

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

Association, as trustee, governing the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 from the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

4.7

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 9.25% Senior Notes due 2014, which is incorporated herein by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.8

Exchange and Registration Rights Agreement, dated as of November 16, 2006, by and among Sally Holdings LLC, Sally Capital Inc., the Subsidiary Guarantors parties thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016, which is incorporated herein by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.9

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.10

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.11

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated herein by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.12

Assignment and Acceptance of that certain Credit Agreement, dated as of November 16, 2006, among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, the Canadian Borrowers (as defined in the Credit Agreement), the several banks and other financial institutions from time to time parties thereto, Merrill Lynch Capital, a division of’ Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the Lenders and Merrill Lynch Capital Canada, Inc., as Canadian agent and Canadian collateral agent for the Lenders, which is incorporated herein by reference from Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

4.13

Credit Agreement dated as of November 12, 2010 among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as domestic borrowers, Beauty Systems Group (Canada), Inc., as Canadian borrower, SBH Finance B.V., as foreign borrower, the guarantors from time to time party hereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, the other lenders party hereto, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Capital Finance, LLC, as syndication agent, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint book managers, which is incorporated herein by reference from Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q filed on February 3, 2011

4.14

Security Agreement by Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as the domestic borrowers and the other domestic borrowers and domestic guarantors party hereto from time to time and Bank of America, N.A. as collateral agent dated as of November 12, 2010, which is incorporated herein by reference from Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q filed on February 3, 2011

4.15

Security Agreement by Beauty Systems Group (Canada), Inc., as the Canadian borrower and Bank of America, N.A., (acting through its Canada branch), as Canadian agent dated as of November 12, 2010, which is incorporated herein by reference from Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q filed on February 3, 2011

10.1

Amended and Restated Letter Agreement between Clayton, Dubilier & Rice, LLC (“CD&R”) and the Company with respect to the provision of services by CD&R to the Company’s Board of Directors dated as of February 24, 2010, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2010

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty*

101

Pursuant to Rule 406T of Regulation S-T, the following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: May 5, 2011

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer