Form 10-Q
period 2011-06-30
Sally Beauty Holdings, Inc.
filed 2011-08-04
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2011

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

As of July 28, 2011, there were 183,943,278 shares of the issuer’s common stock outstanding.

In this Quarterly Report, references to the “Company,” “Sally Beauty,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

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

•             product diversion to mass retailers or other unauthorized resellers;

•             the operational and financial performance of our Armstrong McCall, L.P. (“Armstrong McCall”) franchise-based business;

•             the success of our internet-based business;

•             successfully identifying acquisition candidates and successfully completing desirable acquisitions;

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

•             the costs and effects of litigation;

•             the representativeness of our historical consolidated financial information with respect to our future financial position, results of operations or cash flows;

•             our reliance upon Alberto-Culver Company (“Alberto-Culver”) for the accuracy of certain historical services and information;

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

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission (the “SEC”). The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following are the Company’s consolidated balance sheets as of June 30, 2011 and September 30, 2010, its consolidated statements of earnings for the three and nine months ended June 30, 2011 and 2010, and its consolidated statements of cash flows for the nine months ended June 30, 2011 and 2010.

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

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales	$836,576	$742,975	$2,431,945	$2,168,293
Cost of products sold and distribution expenses	426,045	382,116	1,250,208	1,129,936
Gross profit	410,531	360,859	1,181,737	1,038,357
Selling, general and administrative expenses	259,007	255,588	803,296	753,856
Depreciation and amortization	15,273	12,667	44,161	36,986
Operating earnings	136,251	92,604	334,280	247,515
Interest expense	27,741	28,255	85,058	85,149
Earnings before provision for income taxes	108,510	64,349	249,222	162,366
Provision for income taxes	39,367	23,233	89,852	60,564
Net earnings	$69,143	$41,116	$159,370	$101,802

Net earnings per share:
Basic	$0.38	$0.23	$0.87	$0.56
Diluted	$0.37	$0.22	$0.85	$0.55

Weighted average shares:
Basic	183,164	181,991	182,817	181,940
Diluted	188,592	184,375	187,783	183,963

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30, 2011	September 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,717	$59,494
Trade accounts receivable, less allowance for doubtful accounts of $2,441 at June 30, 2011 and $2,756 at September 30, 2010	62,775	54,989
Other receivables	32,499	29,510
Inventory	664,966	604,357
Prepaid expenses	26,376	23,486
Deferred income tax assets, net	23,018	22,939
Total current assets	862,351	794,775
Property and equipment, net of accumulated depreciation of $317,385 at June 30, 2011 and $291,186 at September 30, 2010	182,900	168,119
Goodwill	511,899	478,240
Other intangible assets, net of accumulated amortization of $42,227 at June 30, 2011 and $33,031 at September 30, 2010	134,877	109,352
Other assets	33,436	38,926
Total assets	$1,725,463	$1,589,412
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$3,218	$3,045
Accounts payable	239,303	224,931
Accrued liabilities	174,040	167,496
Income taxes payable	16,529	12,180
Total current liabilities	433,090	407,652
Long-term debt	1,481,378	1,559,591
Other liabilities	25,682	40,692
Deferred income tax liabilities, net	46,040	41,803
Total liabilities	1,986,190	2,049,738
Stock options subject to redemption	362	946
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 183,871 and 182,592 shares issued and 183,415 and 182,230 shares outstanding at June 30, 2011 and September 30, 2010, respectively	1,834	1,822
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	672,086	650,315
Accumulated deficit	(933,660)	(1,093,030)
Treasury stock, 15 shares at June 30, 2011 and September 30, 2010, at cost	(103)	(103)
Accumulated other comprehensive loss, net of tax	(1,246)	(20,276)
Total stockholders’ deficit	(261,089)	(461,272)
Total liabilities and stockholders’ deficit	$1,725,463	$1,589,412

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net earnings	$159,370	$101,802
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,161	36,986
Share-based compensation expense	12,737	9,911
Amortization of deferred financing costs	5,196	5,912
Excess tax (benefit) shortfall from share-based compensation	(1,954)	(59)
Net loss (gain) on disposal of property and equipment	205	(33)
Net loss on extinguishment of debt	2,245	766
Deferred income taxes	1,192	2,386
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(3,111)	871
Other receivables	(2,617)	(5,184)
Inventory	(38,723)	(23,804)
Prepaid expenses	(2,490)	(5,404)
Other assets	2,767	3,183
Accounts payable and accrued liabilities	9,878	16,977
Income taxes payable	5,752	5,771
Other liabilities	529	(2,255)
Net cash provided by operating activities	195,137	147,826
Cash Flows from Investing Activities:
Capital expenditures	(43,117)	(36,011)
Proceeds from sale of property and equipment	148	110
Acquisitions, net of cash acquired	(83,922)	(34,445)
Net cash used by investing activities	(126,891)	(70,346)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	379,505	232,000
Repayments of long-term debt	(458,250)	(334,025)
Debt issuance costs	(5,386)	—
Proceeds from exercises of stock options	6,681	212
Excess tax benefit (shortfall) from share-based compensation	1,954	59
Purchases of treasury stock	—	(56)
Net cash used by financing activities	(75,496)	(101,810)
Effect of foreign exchange rate changes on cash and cash equivalents	473	(1,814)
Net decrease in cash and cash equivalents	(6,777)	(26,144)
Cash and cash equivalents, beginning of period	59,494	54,447
Cash and cash equivalents, end of period	$52,717	$28,303

Supplemental Cash Flow Information:
Interest paid	$94,074	$100,241
Income taxes paid, net	$83,226	$56,211

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

Basis of Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2011 and September 30, 2010, its consolidated results of operations for the three and nine months ended June 30, 2011 and 2010, and its consolidated cash flows for the nine months ended June 30, 2011 and 2010.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Fair value amounts reported for our interest rate swaps, and foreign currency options and forwards are based on third-party information and were determined using (a) widely accepted valuation techniques, such as discounted cash flow analyses; (b) observable market inputs, such as current interest rate curves and current foreign currency exchange rates, as appropriate; and (c) reasonable estimates about relevant future market conditions, such as projected interest rates derived from observable market interest rate curves and projected foreign currency exchange rates derived from observable market foreign currency exchange rates, as appropriate. These fair value amounts also reflect the contractual terms of each derivative instrument and credit valuation adjustments pertaining to the risk of nonperformance by either party. Please see Notes 4 and 11 for more information about the Company’s interest rate swaps and foreign currency options and forwards.

Fair value amounts reported for the Company’s long-term debt are based on unadjusted quoted market prices for the Company’s debt securities where available or, if not available, were generally determined using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Notes 4 and 10 for more information about the Company’s long-term debt.

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

In May 2011, the FASB issued ASU No. 2011-04 which amended ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). When effective, this amendment will change the title of ASC 820 to “Fair Value Measurement” and will adopt fair value measurement and disclosure guidance that is generally consistent with the corresponding International Financial Reporting Standards (“IFRS”) guidance. More specifically, this amendment will change certain requirements for measuring fair value or for disclosing information about fair value measurements or, alternatively, clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements. For public companies, this amendment is effective for interim and annual periods beginning after December 15, 2011. Early application by public companies is not permitted.

In June 2011, the FASB issued ASU No. 2011-05 which amended ASC Topic 220, Comprehensive Income. This amendment, which must be applied retrospectively, will allow an entity the option to present the components of net income, as well as total comprehensive income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate consecutive statements. This amendment also eliminates the option to present the components of other comprehensive income in the statement of stockholders’ equity but does not change the items that must be reported. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is permitted.

Accounting Changes

The Company made no accounting changes during the nine months ended June 30, 2011.

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

Level 3 - Unobservable inputs for the asset or liability.

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at June 30, 2011 (in thousands):

	As of June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forwards (a)	$337	—	$337	—
Foreign currency options (a)	—	—	—	—
Total assets	$337		$337

Liabilities
Long-term debt (b)	$1,521,433	$741,837	$779,596	—
Hedged interest rate swaps (a)	8,998	—	8,998	—
Foreign currency forwards (a)	263	—	263	—
Foreign currency options (a)	127	—	127	—
Total liabilities	$1,530,821	$741,837	$788,984

(a)          Foreign currency options and forwards, and interest rate swaps are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as projected market interest rates and projected foreign currency exchange rates, as appropriate. Please see Note 11 for more information about the Company’s foreign currency options and forwards, and interest rate swaps.

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

(a)          Foreign currency options and forwards, and interest rate swaps are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as projected market interest rates and projected foreign currency exchange rates, as appropriate. Please see Note 11 for more information about the Company’s foreign currency options and forwards, and interest rate swaps.

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

During the three months ended June 30, 2011, the Company recognized an impairment loss of $1.7 million in connection with certain distributor rights, as a result of a renegotiation of the terms of the related agreement. The fair value of this intangible asset at the date of measurement ($4.0 million) was based on the discounted cash flows expected to be derived from the asset (an “unobservable input” as that term is defined in ASC 820), using current market interest rates. The Company does not measure its intangible assets at fair value on a recurring basis.

5.  Net Earnings Per Share

Basic net earnings per share is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$69,143	$41,116	$159,370	$101,802
Total weighted-average basic shares	183,164	181,991	182,817	181,940
Dilutive securities:
Stock option and stock award programs	5,428	2,384	4,966	2,023
Total weighted-average diluted shares	188,592	184,375	187,783	183,963
Net earnings per share:
Basic	$0.38	$0.23	$0.87	$0.56
Diluted	$0.37	$0.22	$0.85	$0.55

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2011, all outstanding options to purchase shares of the Company’s common stock were dilutive. At June 30, 2010, options to purchase 4,151,691 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share for the three months ended June 30, 2010 and options to purchase 9,098,291 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share for the nine months ended June 30, 2010 since these options were anti-dilutive. Anti-dilutive options are (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period) and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including unrecognized compensation expense, exceeds the average price per share for the period.

6.   Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of net earnings, foreign currency translation adjustments and deferred gain (loss) on interest rate swaps as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$69,143	$41,116	$159,370	$101,802
Other comprehensive income (loss) adjustments:
Foreign currency translation adjustments (a)	3,018	(14,214)	15,033	(21,905)
Deferred gains (losses) on interest rate swaps (b)	1,160	(395)	3,997	(236)
Comprehensive income	$73,321	$26,507	$178,400	$79,661

(a)          There were no income tax amounts related to foreign currency translation adjustments recorded in other comprehensive income for the three and nine months ended June 30, 2011 and 2010.

(b)         Amounts are net of income tax expense of $0.7 million and income tax benefit of $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and net of income tax expense of $2.5 million and income tax benefit of $0.1 million for the nine months ended June 30, 2011 and 2010, respectively.

The components of accumulated other comprehensive (loss) income, net of tax, as of June 30, 2011 and September 30, 2010 are as follows (in thousands):

	As of June 30, 2011			As of September 30, 2010
	Amount Before Tax	Deferred Tax	Net Amount	Amount Before Tax	Deferred Tax	Net Amount
Cumulative foreign currency translation adjustments	$4,261	—	$4,261	$(10,772)	—	$(10,772)
Deferred (losses) gains on interest rate swaps (a)	(8,998)	3,491	(5,507)	(15,530)	6,026	(9,504)
Total accumulated other comprehensive (loss) income, net of tax	$(4,737)	$3,491	$(1,246)	$(26,302)	$6,026	$(20,276)

(a)          Please see Note 11 for more information about our interest rate swaps.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The Company granted approximately 3.0 million and 2.9 million stock options to its employees and consultants during the nine months ended June 30, 2011 and 2010, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.0 million and $2.5 million in the nine months ended June 30, 2011 and 2010, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the 2010 Plan and certain predecessor share-based plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”).

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation expense	$2,462	$2,540	$12,737	$9,911
Income tax benefit related to share-based compensation expense	$104	$909	$2,850	$3,495

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

The following table presents a summary of the activity for the Company’s stock option plans for the nine months ended June 30, 2011:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2010	12,738	$7.53	7.3	$46,789
Granted	3,009	11.39
Exercised	(1,094)	6.11
Forfeited or expired	(146)	8.65
Outstanding at June 30, 2011	14,507	$8.42	7.0	$125,861

Exercisable at June 30, 2011	7,589	$8.05	5.7	$68,704

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes information about stock options under the Company’s option plans at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2011 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2011 (in Thousands)	Weighted Average Exercise Price
$2.00 – 5.24	2,923	6.2	$4.63	1,661	$4.16
$7.42 – 11.39	11,584	7.2	9.38	5,928	9.14
Total	14,507	7.0	$8.42	7,589	$8.05

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

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Nine Months Ended June 30,
	2011	2010
Expected life (in years)	5.0	5.0
Expected volatility	59.0%	64.4%
Risk-free interest rate	1.1%	2.4%
Dividend yield	0.0%	0.0%

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

The weighted average fair value of the stock options issued to the Company’s grantees at the date of grant in the nine months ended June 30, 2011 and 2010 was $5.74 and $4.15 per option, respectively. The aggregate intrinsic value of options exercised during the nine months ended June 30, 2011 was $9.1 million. Cash proceeds from these option exercises were $6.7 million and the tax benefit realized for the tax deductions related to these option exercises was $3.5 million.

At June 30, 2011, approximately $14.0 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.8 years.

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

The following table presents a summary of the activity for the Company’s restricted stock awards for the nine months ended June 30, 2011:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2010	362	$7.38	3.2
Granted	199	11.39
Vested	(105)	7.64
Forfeited	(1)	5.24
Unvested at June 30, 2011	455	$9.08	3.3

At June 30, 2011, approximately $2.7 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.3 years.

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

The following table presents a summary of the activity for the Company’s RSUs for the nine months ended June 30, 2011:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2010	—	$—	—
Granted	43	11.39
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2011	43	$11.39	0.3

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2011, approximately $0.1 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.3 years.

8.   Goodwill and Other Intangibles

The change in the carrying amounts of goodwill by operating segment for the nine months ended June 30, 2011 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2010	$76,299	$401,941	$478,240
Additions and purchase price adjustments (a)	333	27,607	27,940
Foreign currency translation	2,887	2,832	5,719
Balance at June 30, 2011	$79,519	$432,380	$511,899

(a)          Please see Note 13 for additional information about businesses acquired.

The following table provides the carrying value for intangible assets with indefinite lives, and the gross carrying value and accumulated amortization for intangible assets subject to amortization (which we refer to, in the aggregate, as “other intangible assets”) by operating segment at June 30, 2011 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at June 30, 2011
Intangible assets with indefinite lives:
Trade names	$28,999	$33,832	$62,831
Total	28,999	33,832	62,831
Intangible assets subject to amortization:
Gross carrying amount	15,128	99,145	114,273
Accumulated amortization	(6,000)	(36,227)	(42,227)
Net value	9,128	62,918	72,046
Total other intangible assets, net	$38,127	$96,750	$134,877

As described in Note 13, during the nine months ended June 30, 2011, intangible assets subject to amortization in the amount of $34.7 million were recorded in connection with the October 1, 2010 acquisition of Aerial Company, Inc. (“Aerial”) based on their fair values in accordance with ASC 805.

Amortization expense was $3.1 million and $2.0 million for the three months ended June 30, 2011 and 2010, respectively, and $9.2 million and $6.1 million for the nine months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2011	$3,242
2012	11,381
2013	9,580
2014	9,239
2015	8,811
Thereafter	29,793
$72,046

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

9. Commitments and Contingencies

On June 2, 2011, we disclosed in a Current Report on Form 8-K that the Company’s BSG and Armstrong McCall  subsidiaries, certain franchisees of Armstrong McCall, certain other individual defendants and L’Oreal USA S/D, Inc. (along with L’Oreal’s subsidiary Maly’s West) (“L’Oreal”), executed an agreement (the “Settlement Agreement”) settling the litigation initially brought by L’Oreal on February 21, 2008 against certain Armstrong McCall franchisees alleging breach of contract and other claims related to the distribution agreement between Armstrong McCall and L’Oreal concerning Matrix branded products. Armstrong McCall and Michael Voticky were added as defendants by L’Oreal on July 27, 2009.

Pursuant to the Settlement Agreement, the Company and L’Oreal have agreed a) to terminate their existing agreement to distribute Matrix branded products through Armstrong McCall and its franchisees; b) to enter into a new five-year agreement to distribute Matrix branded products through Armstrong McCall and its franchisees; and c) to an exchange of financial and other consideration. In connection with the settlement, the litigation was dismissed with prejudice and the parties entered into a mutual release of all claims asserted in the litigation.

10.   Long-Term Debt

Details of long-term debt are as follows (in thousands):

	As of June 30, 2011	Maturity Dates	Interest Rates
ABL facility	$—	Nov. 2015	(i) Prime plus (1.25% to 1.75%) or;
			(ii) LIBOR plus (2.25% to 2.75%)
Term loan B	766,856	Nov. 2013	(i) Prime plus (1.25% to 1.50%) or;
			(ii) LIBOR plus (2.25% to 2.50%) (a)
Other (b)	5,541	2012-2015	4.05% to 7.00%
Total	$772,397

Senior notes	$430,000	Nov. 2014	9.25%
Senior subordinated notes	275,000	Nov. 2016	10.50%
Total	$705,000

Capital lease obligations	$7,199
Less: current portion	(3,218)
Total long-term debt	$1,481,378

(a)                 At June 30, 2011, the contractual interest rate for the term loan B is 2.44%. The interest rate on $300.0 million of this loan is fixed by interest rate swaps which expire in May 2012 (please see Note 11 for more information about the Company’s interest rate swaps).

(b)                Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA (“Sinelco”).

In connection with the Separation Transactions in November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings, LLC (“Sally Holdings”)), incurred $1,850.0 million of indebtedness by (i) drawing on a revolving (asset-based lending (“ABL”)) credit facility in the amount of $70.0 million, (ii) entering into two term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million and (iii) together (jointly and severally) with another of the Company’s indirect subsidiaries, Sally Capital Inc., issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million. Borrowings under the term loan A facility were repaid in full in the fiscal year 2010.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Borrowings under the term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes. Borrowings under the term loan B facility may be prepaid at the option of Sally Holdings at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flows (as defined in the agreement governing the senior term loan facilities) for any fiscal year unless a specified leverage ratio is met. No mandatory prepayment is expected to be due during the fiscal year 2011. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of us over the twelve-month period following any such payment under the terms of the loan agreement. Additionally, borrowings under such term loan facility would be subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

During the nine months ended June 30, 2011, the Company made optional prepayments in the aggregate amount of $77.0 million on the senior term loan B facility. In connection with such prepayments the Company expensed approximately $0.7 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

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

Maturities of the Company’s long-term debt are as follows at June 30, 2011 (in thousands):

Fiscal Year:
2011	$1,299
2012	3,518
2013	9,479
2014	757,981
2015	430,120
Thereafter	275,000
$1,477,397
Capital lease obligations	7,199
Less: current portion	(3,218)
Total	$1,481,378

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

Under the agreements and/or indentures governing the term loan facilities and the notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment. As of June 30, 2011, such consolidated interest coverage ratio exceeded 2.0 to 1.0. Further, the aggregate amount of restricted payments it is able to make to us is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Under the terms of our new ABL facility, Sally Holdings may pay dividends and make other equity distributions to us if availability under the ABL facility exceeds certain thresholds. For dividends and distributions up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for the 45-day period immediately prior to such dividend and distribution. For dividends in excess of that amount, Sally Holdings must maintain that same availability and its fixed charge coverage ratio must exceed 1.10 to 1.00. As of June 30, 2011, Sally Holdings met all of these conditions. In addition, as of June 30, 2011, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled approximately $453.6 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s 9.25% Senior Notes indenture and its 10.5% Senior Subordinated Notes indenture contain customary cross-default and/or cross-acceleration provisions.

11.   Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions and foreign currency risks. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps by Sally Holdings. The Company uses interest rate swaps as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to the term loan facility are impacted by changes in LIBOR. Interest rate swap agreements involve the periodic receipt by Sally Holdings of amounts based on a variable rate in exchange for Sally Holdings making payments based on a fixed rate over the term of the interest rate swap agreements, without exchange of the underlying notional amount. The Company uses foreign currency forwards and options as part of its foreign exchange risk management objectives to manage its exposure to changes in certain foreign currency exchange rates. As of June 30, 2011, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In May 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million. These agreements expire in May 2012 and are designated and qualify as effective cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, changes in the fair value of these derivative instruments are recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in interest expense in our consolidated statements of earnings. No hedge ineffectiveness on cash flow hedges was recognized during the nine months ended June 30, 2011 or 2010. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Company’s interest rate swap agreements.

Amounts reported in OCI related to interest rate swaps are reclassified into interest expense, as a yield adjustment, in the same period in which interest on the Company’s hedged variable-rate debt obligations affect earnings. Interest expense resulting from such reclassifications was $2.6 million and $2.5 million during the three months ended June 30, 2011 and 2010, respectively, and $7.6 million during both the nine months ended June 30, 2011 and 2010, respectively. During the twelve months ending June 30, 2012, the entire amount reported in OCI ($9.0 million, before income tax) will be reclassified into interest expense.

Non-designated Cash Flow Hedges

In November 2006, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $500 million. Interest rate swap agreements with an aggregate notional amount of $150 million expired in November 2008 and interest rate swap agreements with an aggregate notional amount of $350 million expired in November 2009. These interest rate swap agreements were not designated as hedges and, accordingly, the changes in fair value of these interest rate swap agreements, which were adjusted quarterly, were recorded in interest expense in our consolidated statements of earnings. Interest expense includes non-cash income of $2.4 million of marked-to-market adjustments related to these interest rate swaps for the nine months ended June 30, 2010 with no comparable amount for the nine months ended June 30, 2011.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The Company uses foreign currency options, including, at June 30, 2011, options with an aggregate notional amount of €2.4 million ($3.5 million, at the June 30, 2011 exchange rate) to manage the exposure to certain non-Euro currencies resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The Company’s foreign currency option agreements expire ratably through September 2011.

In addition, the Company uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At June 30, 2011, we hold certain foreign currency forwards which enable us to sell, in the aggregate, approximately €17.9 million ($26.0 million, at the June 30, 2011 exchange rate) at the weighted average contractual exchange rate of 1.43345. In addition, we hold a foreign currency forward which enables us to buy approximately $16.2 million Canadian dollars ($16.8 million, at the June 30, 2011 exchange rate) at the contractual exchange rate of 0.98399 and a foreign currency forward which enables us to buy approximately £5.8 million ($9.3 million, at the June 30, 2011 exchange rate) at the contractual exchange rate of 1.59858. All the foreign currency forwards held by the Company at June 30, 2011 expire in August 2011.

The Company’s foreign currency option and forward agreements are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net losses of $0.3 million and net gains of $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and net losses of $0.7 million and net gains of $0.7 million for the nine months ended June 30, 2011 and 2010, respectively, related to all of the Company’s foreign currency options and forwards, including marked-to-market adjustments but excluding net foreign currency exchange gains/losses resulting from intercompany balances not permanently invested.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2011 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of June 30, 2011		Liability Derivatives As of June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Accrued liabilities	$8,998
Total derivatives designated as hedging instruments		$—		$8,998

Derivatives not designated as hedging instruments:
Foreign Currency Options and Forwards	Prepaid expenses	$337	Accrued liabilities	$390
Total derivatives not designated as hedging instruments		$337		$390

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended June 30, 2011 and 2010 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Three Months Ended June 30, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$1,160	Interest expense	$(2,551)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards		Selling, general and administrative expenses	$(305)
Total derivatives not designated as hedging instruments			$(305)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Three Months Ended June 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(395)	Interest expense	$(2,491)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards		Selling, general and administrative expenses	$439
Interest Rate Swaps		Interest expense	—
Total derivatives not designated as hedging instruments			$439

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of the Company’s derivative financial instruments on the statements of earnings for the nine months ended June 30, 2011 and 2010 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Nine Months Ended June 30, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$3,997	Interest expense	$(7,584)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards		Selling, general and administrative expenses	$(714)
Total derivatives not designated as hedging instruments			$(714)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Earnings for the

Nine Months Ended June 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(236)	Interest expense	$(7,562)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards		Selling, general and administrative expenses	$700
Interest Rate Swaps		Interest expense	(24)
Total derivatives not designated as hedging instruments			$676

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Credit-risk-related Contingent Features

The agreements governing the Company’s interest rate swaps contain provisions pursuant to which the Company could be declared in default on its interest rate swap obligations in the event the Company defaulted under certain terms of the loan documents governing the Company’s ABL facility. As of June 30, 2011, the fair value of interest rate swaps in a liability position related to these agreements was $9.0 million and the Company was under no obligation to post and had not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $9.1 million, including accrued interest and other termination costs.

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

In addition, the Company uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At June 30, 2011, we hold foreign currency forwards which enable us to sell, in the aggregate, approximately €17.9 million, a foreign currency forward which enables us to buy approximately $16.2 million Canadian dollars and a foreign currency forward which enables us to buy approximately £5.8 million. All the foreign currency forwards held by the Company at June 30, 2011 expire in August 2011. The Company’s functional currency is the U.S. dollar.

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

12.   Income Taxes

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

13.   Business Combinations

On October 1, 2010, the Company acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the Midwestern United States, for approximately $81.8 million. The acquisition was accounted for using the purchase method of accounting and the results of operations of Aerial are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $34.7 million, were recorded at their respective fair values at the acquisition date. Goodwill of $25.9 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. The acquisition was funded with borrowings in the amount of $78.0 million under the prior ABL facility (which have since been paid in full) and with cash from operations.

14.   Business Segments

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

Sales between segments, which were eliminated in consolidation, were not material during the nine months ended June 30, 2011 and 2010.  Segment data for the three and nine months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales:
Sally Beauty Supply	$517,189	$467,428	$1,489,040	$1,359,377
BSG	319,387	275,547	942,905	808,916
Total net sales	$836,576	$742,975	$2,431,945	$2,168,293
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$103,251	$85,116	$280,748	$235,743
BSG(a)	56,694	30,086	125,363	81,709
Total segment operating profit	159,945	115,202	406,111	317,452
Unallocated expenses (a)(b)	(21,232)	(20,058)	(59,094)	(60,026)
Share-based compensation expense	(2,462)	(2,540)	(12,737)	(9,911)
Interest expense	(27,741)	(28,255)	(85,058)	(85,149)
Earnings before provision for income taxes	$108,510	$64,349	$249,222	$162,366

(a)          For the three and nine months ended June 30, 2011, consolidated operating earnings reflect a net favorable impact of $21.3 million; including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million. This net benefit of $21.3 million is reflected in the BSG segment and in unallocated expenses in the amount of $19.0 million and $2.3 million, respectively.

(b)         Unallocated expenses consist of corporate and shared costs.

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

Highlights For the Nine Months Ended June 30, 2011:

•                  Our consolidated same store sales increased by 6.2% for the nine months ended June 30, 2011;

•                  Our consolidated net sales for the nine months ended June 30, 2011 increased by $263.7 million, or 12.2%, to $2,431.9 million compared to $2,168.3 million for the nine months ended June 30, 2010;

•                  Our consolidated gross profit for the nine months ended June 30, 2011 increased by $143.4 million, or 13.8%, to $1,181.7 million compared to $1,038.4 million for the nine months ended June 30, 2010. As a percentage of net sales, gross profit increased by 70 basis points to 48.6% for the nine months ended June 30, 2011, compared to 47.9% for the nine months ended June 30, 2010;

•                  Our consolidated operating earnings for the nine months ended June 30, 2011 increased by $86.8 million, or 35.1%, to $334.3 million compared to $247.5 million for the nine months ended June 30, 2010. As a percentage of net sales, operating earnings increased by 230 basis points to 13.7% for the nine months ended June 30, 2011, compared to 11.4% for the nine months ended June 30, 2010. Consolidated operating earnings for the nine months ended June 30, 2011 reflect a credit resulting from a litigation settlement ($27.0 million) and certain non-recurring charges ($5.7 million), including costs related to the closure of a warehouse;

•                  Net earnings increased by $57.6 million, or 56.5%, to $159.4 million for the nine months ended June 30, 2011, compared to $101.8 million for the nine months ended June 30, 2010. As a percentage of net sales, net earnings increased by 190 basis points to 6.6% for the nine months ended June 30, 2011, compared to 4.7% for the nine months ended June 30, 2010;

•                  Cash provided by operations increased by $47.3 million to $195.1 million for the nine months ended June 30, 2011, compared to $147.8 million for the nine months ended June 30, 2010;

•                  During the nine months ended June 30, 2011, we made optional prepayments in the aggregate amount of $77.0 million on our senior term loan B facility; and

•                  On October 1, 2010, we acquired Aerial Company, Inc. (“Aerial”), an 82-store professional-only distributor of beauty products operating in 11 states in the Midwestern United States, for approximately $81.8 million.

Overview

Description of Business

Through Sally Beauty Supply and BSG (which operates stores under the CosmoProf service mark), we operated a multi-channel platform of 4,077 stores and supplied 185 franchised stores as of June 30, 2011, in North America, South America and Europe. We are the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,127 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the nine months ended June 30, 2011, our consolidated net sales and operating earnings were $2,431.9 million and $334.3 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of June 30, 2011, Sally Beauty Supply operated 3,095 company-operated retail stores, 2,485 of which are located in the U.S. (with the remainder in Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany and Spain) and supplied 28 franchised stores located outside the U.S. Sally Beauty Supply stores in the U.S. and Canada range in size between 1,500 square feet and 1,700 square feet and are primarily located in strip shopping centers. The product selection in Sally Beauty Supply stores ranges between 4,000 and 8,000 SKUs of beauty products and includes products for hair color, hair care, skin and nail care, beauty sundries and electrical appliances that target retail consumers and salon professionals. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the nine months ended June 30, 2011, Sally Beauty Supply’s net sales and segment operating profit were $1,489.0 million and $280.7 million, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S. As of June 30, 2011, BSG had 982 company-operated stores, supplied 157 franchised stores and had a sales force of approximately 1,127 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S. and in portions of Canada, Puerto Rico, Mexico and certain European countries. BSG stores average approximately 2,700 square feet and are primarily located in secondary strip shopping centers. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. The product selection in BSG stores, ranging between 5,000 and 10,000 SKUs of beauty products, includes hair color and care, skin and nail care, beauty sundries and electrical appliances, and targets salons and salon professionals. BSG carries leading professional beauty product brands, intended for use in salons and for resale by the salon to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the nine months ended June 30, 2011, BSG’s net sales and segment operating profit were $942.9 million and $125.4 million, respectively.

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

•             International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth in the international marketplace and to grow our current level of non-U.S. operations. For example, in December 2009, we acquired Sinelco Group BVBA (“Sinelco”), a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe. In addition, in September 2009, we acquired Intersalon, a leading distributor of premier beauty supply products with 16 stores located in Chile. These acquisitions furthered our expansion plans in Europe and Latin America, key targets of Sally Beauty Supply’s international growth initiative. We intend to continue to identify and evaluate non-U.S. acquisition and/or international organic growth targets. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or international organic growth targets may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors — We may not be able to successfully identify acquisition candidates and complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

•             Continuing consolidation. There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including reviewing opportunities to shift business within the professional beauty products channel from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in the fiscal year 2007, one of our largest suppliers, L’Oreal, moved a material amount of revenue out of the BSG nationwide distribution network and into competitive regional distribution networks. More recently, L’Oreal acquired distributors competing with BSG in the Midwest, Southeast and west coast regions of the U.S. and, as a result, directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that BSG will not lose further revenue over time due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

•             Relationships with suppliers.  Sally Beauty Supply, BSG and their respective suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses (particularly in our industry), these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. For example, in 2007 Farouk Systems, Inc. filed an action seeking a declaratory judgment that it was entitled to terminate a long-term distribution agreement with Armstrong McCall. In 2010 that matter was settled and BSG now sells Farouk products in many territories. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

•             Economic conditions. We appeal to a wide demographic consumer profile and offer a broad selection of beauty products sold directly to retail consumers and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate.  However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors — The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

•             Changes to our information technology systems. As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase.  For example, we are in the process of designing and implementing a standardized ERP system internationally, which we anticipate will be completed over the next few years. In addition, we are currently implementing a point-of-sale system upgrade program in a number of our divisions (including our Sally Beauty Supply operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations.  Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Significant Recent Acquisitions

On October 1, 2010, we acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the Midwestern United States, for approximately $81.8 million. The acquisition was accounted for using the purchase method of accounting and the results of operations of Aerial are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $34.7 million, were recorded at their respective fair values at the acquisition date. In addition, goodwill of $25.9 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. The acquisition was funded with borrowings in the amount of $78.0 million under our ABL facility (which we have since paid in full) and with cash from operations. Please see Note 2 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Company’s accounting policies in connection with business combinations.

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

Additionally, in May 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million. These interest rate swap agreements expire in May of 2012 and are designated and qualify as effective cash flow hedges, consistent with ASC 815. Accordingly, adjustments to reflect the change in the fair values of these interest rate swap agreements, which are adjusted quarterly, are recorded in accumulated other comprehensive (loss) income, net of tax, until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any ineffectiveness is recognized in interest expense in the Company’s consolidated statements of earnings. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” contained in Part I of this Quarterly Report and Note 15 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Company’s interest swap agreements.

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

In October 2010, the Company entered into certain foreign currency option agreements to manage the exposure to certain non-Euro currencies resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. As such, at June 30, 2011, the Company held foreign currency options with an aggregate notional amount of €2.4 million ($3.5 million, at the June 30, 2011 exchange rate). These foreign currency options expire ratably through September 2011.

In addition, the Company uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At June 30, 2011, we hold certain foreign currency forwards which enable us to sell, in the aggregate, approximately €17.9 million ($26.0 million, at the June 30, 2011 exchange rate) at the weighted average contractual exchange rate of 1.43345. In addition, we hold a foreign currency forward which enables us to buy approximately $16.2 million Canadian dollars ($16.8 million, at the June 30, 2011 exchange rate) at the contractual exchange rate of 0.98399 and a foreign currency forward which enables us to buy approximately £5.8 million ($9.3 million, at the June 30, 2011 exchange rate) at the contractual exchange rate of 1.59858. All the foreign currency forwards held by the Company at June 30, 2011 expire in August 2011.

The Company’s foreign currency options and forwards are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in the fair value of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” contained in Part I of this Quarterly Report and Note 15 of the “Notes to Consolidated Financial Statements” in Item 8 - “Financial Statements and Supplementary Data” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information about the Company’s foreign currency option and forward agreements.

Results of Operations

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales	$836,576	$742,975	$2,431,945	$2,168,293
Cost of products sold and distribution expenses	426,045	382,116	1,250,208	1,129,936
Gross profit	410,531	360,859	1,181,737	1,038,357
Total other operating costs and expenses	274,280	268,255	847,457	790,842
Operating earnings	136,251	92,604	334,280	247,515
Interest expense	27,741	28,255	85,058	85,149
Earnings before provision for income taxes	108,510	64,349	249,222	162,366
Provision for income taxes	39,367	23,233	89,852	60,564
Net earnings	$69,143	$41,116	$159,370	$101,802

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2011 and 2010, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	50.9%	51.4%	51.4%	52.1%
Gross profit	49.1%	48.6%	48.6%	47.9%
Total other operating costs and expenses	32.8%	36.1%	34.9%	36.5%
Operating earnings	16.3%	12.5%	13.7%	11.4%
Interest expense	3.3%	3.8%	3.5%	3.9%
Earnings before provision for income taxes	13.0%	8.7%	10.2%	7.5%
Provision for income taxes	4.7%	3.2%	3.6%	2.8%
Net earnings	8.3%	5.5%	6.6%	4.7%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales:
Sally Beauty Supply	$517,189	$467,428	$1,489,040	$1,359,377
BSG	319,387	275,547	942,905	808,916
Consolidated	$836,576	$742,975	$2,431,945	$2,168,293
Gross profit	$410,531	$360,859	$1,181,737	$1,038,357
Gross profit margin	49.1%	48.6%	48.6%	47.9%
Selling, general and administrative expenses	$259,007	$255,588	$803,296	$753,856
Depreciation and amortization	$15,273	$12,667	$44,161	$36,986
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$103,251	$85,116	$280,748	$235,743
BSG(a)	56,694	30,086	125,363	81,709
Segment operating profit	159,945	115,202	406,111	317,452
Unallocated expenses(a)(b)	(21,232)	(20,058)	(59,094)	(60,026)
Share-based compensation expense	(2,462)	(2,540)	(12,737)	(9,911)
Operating earnings	136,251	92,604	334,280	247,515
Interest expense	(27,741)	(28,255)	(85,058)	(85,149)
Earnings before provision for income taxes	$108,510	$64,349	$249,222	$162,366
Segment operating profit margin:
Sally Beauty Supply	20.0%	18.2%	18.9%	17.3%
BSG	17.8%	10.9%	13.3%	10.1%
Consolidated operating profit margin	16.3%	12.5%	13.7%	11.4%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			3,123	2,973
BSG			1,139	1,013
			4,262	3,986
Same store sales growth (c)
Sally Beauty Supply	6.1%	3.6%	6.2%	3.9%
BSG	5.3%	7.4%	6.2%	5.9%
Consolidated	5.9%	4.6%	6.2%	4.4%

(a)          For the three and nine months ended June 30, 2011, consolidated operating earnings reflect a net favorable impact of $21.3 million; including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million. This net benefit of $21.3 million is reflected in the BSG segment and in unallocated expenses in the amount of $19.0 million and $2.3 million, respectively.

(b)         Unallocated expenses consist of corporate and shared costs.

(c)          Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our same store sales calculation includes internet-based sales and store expansions, if applicable, but does not generally include sales from stores relocated.

The Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended June 30,
	2011	2010	Increase
Net sales:
Sally Beauty Supply	$517,189	$467,428	$49,761	10.6%
BSG	319,387	275,547	43,840	15.9%
Consolidated net sales	$836,576	$742,975	$93,601	12.6%

Gross profit:
Sally Beauty Supply	$281,483	$249,520	$31,963	12.8%
BSG	129,048	111,339	17,709	15.9%
Consolidated gross profit	$410,531	$360,859	$49,672	13.8%

Gross profit margin:
Sally Beauty Supply	54.4%	53.4%	1.0%
BSG	40.4%	40.4%	—
Consolidated gross profit margin	49.1%	48.6%	0.5%

Net Sales

Consolidated net sales increased by $93.6 million, or 12.6%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Company-operated stores that have been open for at least 14 months contributed an increase in consolidated net sales of approximately $69.7 million, or 9.4%, our Sally Beauty Supply non-store sales channels contributed an increase of $15.8 million, or 2.1%, and sales through our BSG distributor sales consultants contributed an increase of approximately $12.1 million, or 1.6%. Incremental sales from businesses acquired in the preceding 12 months were approximately $6.5 million, or 0.9%, less for the three months ended June 30, 2011, than for the three months ended June 30, 2010. Other sales channels (including sales through our BSG franchise-based businesses and sales from stores that have been open for less than 14 months), in the aggregate, contributed an increase of $2.6 million, or 0.3%, compared to the three months ended June 30, 2010. Consolidated net sales for the three months ended June 30, 2011 are inclusive of approximately $12.8 million in net positive impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $49.8 million, or 10.6%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $44.1 million, or 9.4%, non-store sales channels (which, after December 16, 2010, include the catalog and internet sales of our Sinelco Group subsidiaries principally in Europe) contributed an increase of $15.8 million, or 3.4%, and sales from stores that have been open for less than 14 months contributed an increase of $2.3 million, or 0.5%. Incremental sales from businesses acquired in the preceding 12 months were approximately $12.4 million, or 2.7%, less for the three months ended June 30, 2011, than for the three months ended June 30, 2010. Net sales for Sally Beauty Supply for the three months ended June 30, 2011 are inclusive of approximately $10.3 million in net positive impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $43.8 million, or 15.9%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. In the BSG segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $25.6 million, or 9.3%, and sales through our distributor sales consultants contributed an increase of approximately $12.1 million, or 4.4%. In addition, incremental sales from businesses acquired in the preceding 12 months were approximately $5.9 million, or 2.2%, more for the three months ended June 30, 2011, than for the three months ended June 30, 2010. Other sales channels (including sales through our franchise-based businesses and sales from stores that have been open for less than 14 months), in the aggregate, contributed a slight increase, compared to the three months ended June 30, 2010. Net sales for BSG for the three months ended June 30, 2011 are inclusive of approximately $2.5 million in net positive impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $49.7 million, or 13.8%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, principally due to higher sales volume and improved gross margins in both business segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $32.0 million, or 12.8%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, principally as a result of higher sales volume and improved gross margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.4% for the three months ended June 30, 2011, compared to 53.4% for the three months ended June 30, 2010. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label products and other higher-margin products) and continued benefits from low-cost sourcing initiatives.

Beauty Systems Group.  BSG’s gross profit increased by $17.7 million, or 15.9%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, principally as a result of higher sales volume. BSG’s gross profit as a percentage of net sales was 40.4% for both the three months ended June 30, 2011 and the three months ended June 30, 2010.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $3.4 million, or 1.3%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (including an additional 275 company-operated stores, or 7.2%, since June 30, 2010), as well as higher freight and distribution expenses ($2.2 million) and certain non-recurring charges ($5.7 million) in the three months ended June 30, 2011, including costs related to the closure of a BSG warehouse, partially offset by a credit resulting from a litigation settlement ($27.0 million). Selling, general and administrative expenses, as a percentage of net sales, decreased to 31.0% for the three months ended June 30, 2011, compared to 34.4% for the three months ended June 30, 2010 principally as a result of the growth in consolidated net sales described above, synergies from recent business acquisitions and the litigation settlement.

Depreciation and Amortization

Consolidated depreciation and amortization was $15.3 million for the three months ended June 30, 2011, compared to $12.7 million for the three months ended June 30, 2010. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made during that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended June 30,
	2011	2010	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$103,251	$85,116	$18,135	21.3%
BSG	56,694	30,086	26,608	88.4%
Segment operating profit	159,945	115,202	44,743	38.8%
Unallocated expenses	(21,232)	(20,058)	1,174	5.9%
Share-based compensation expense	(2,462)	(2,540)	(78)	(3.1)%
Operating earnings	$136,251	$92,604	$43,647	47.1%

Consolidated operating earnings increased by $43.6 million, or 47.1%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, partially offset by higher unallocated corporate expenses, as more fully discussed below. In addition, for the three months ended June 30, 2011, consolidated operating earnings reflects a credit resulting from a litigation settlement ($27.0 million) and certain non-recurring charges ($5.7 million), including costs related to the closure of a BSG warehouse. The credit resulting from the litigation settlement ($27.0 million) is reflected in the BSG segment’s results and in unallocated expenses in the amount of $24.7 million and $2.3 million, respectively. Operating earnings, as a percentage of net sales, increased to 16.3% for the three months ended June 30, 2011, compared to 12.5% for the three months ended June 30, 2010. This increase reflects the increase in consolidated gross profit described above, as well as a lower growth rate in consolidated operating expenses compared to the growth rate in consolidated gross profit.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $18.1 million, or 21.3%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.  The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by the incremental costs related to approximately 148 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended June 30, 2011. Segment operating earnings, as a percentage of net sales, were 20.0% for the three months ended June 30, 2011, compared to 18.2% for the three months ended June 30, 2010. The increase in Sally Beauty Supply’s operating earnings as a percentage of segment net sales reflects the increase in the segment’s gross profit described above, as well as a lower growth rate in the segment’s operating expenses compared to the growth rate in the segment’s gross profit.

Beauty Systems Group.  BSG’s segment operating earnings increased by $26.6 million, or 88.4%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase in BSG operating earnings was primarily a result of the incremental operating earnings of businesses acquired and stores opened (BSG had an additional 127 company-operated stores at June 30, 2011, including 82 stores resulting from the October acquisition of Aerial) and to ongoing cost reduction initiatives. In addition, for the three months ended June 30, 2011, BSG’S operating earnings reflects a credit resulting from a litigation settlement (approximately $24.7 million) and certain non-recurring charges ($5.7 million), including costs related to the closure of a warehouse. Segment operating earnings, as a percentage of net sales, increased to 17.8% for the three months ended June 30, 2011, compared to 10.9% for the three months ended June 30, 2010.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $1.2 million, or 5.9%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. This increase was due to higher corporate expenses related primarily to on-going upgrades to our information technology systems ($0.5 million) and higher bank fees, professional fees (including fees incurred in connection with the litigation settled), compensation and compensation-related expenses and other corporate expenses ($3.0 million), partially offset by $2.3 million of the benefit from the litigation settlement.

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements was $2.5 million for both the three months ended June 30, 2011 and the three months ended June 30, 2010. This amount reflects the impact of share-based awards that became fully vested during the preceding 12 months, partially offset by the incremental expenses related to, as well as the higher fair value at the grant date of, stock option and stock awards during the nine months ended June 30, 2011, compared to stock option awards during the nine months ended June 30, 2010.

Interest Expense

Interest expense decreased by $0.5 million to $27.7 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The decrease in interest expense was primarily attributable to lower outstanding principal balances on our senior term loans (please see “Liquidity and Capital Resources” below).

Provision for Income Taxes

The provision for income taxes was $39.4 million and $23.2 million, and the effective income tax rate was 36.3% and 36.1%, for the three months ended June 30, 2011 and 2010, respectively.

The annual effective tax rate for the fiscal year 2011 is currently expected to be in the range of 36.0% to 37.0%, versus a comparable actual tax rate for the full fiscal year 2010 of 36.9%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $28.0 million, or 68.2%, to $69.1 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Net earnings, as a percentage of net sales, were 8.3% for the three months ended June 30, 2011, compared to 5.5% for the three months ended June 30, 2010.

The Nine Months Ended June 30, 2011 compared to the Nine Months Ended June 30, 2010

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Nine Months Ended June 30,
	2011	2010	Increase
Net sales:
Sally Beauty Supply	$1,489,040	$1,359,377	$129,663	9.5%
BSG	942,905	808,916	133,989	16.6%
Consolidated net sales	$2,431,945	$2,168,293	$263,652	12.2%

Gross profit:
Sally Beauty Supply	$804,281	$720,724	$83,557	11.6%
BSG	377,456	317,633	59,823	18.8%
Consolidated gross profit	$1,181,737	$1,038,357	$143,380	13.8%

Gross profit margin:
Sally Beauty Supply	54.0%	53.0%	1.0%
BSG	40.0%	39.3%	0.7%
Consolidated gross profit margin	48.6%	47.9%	0.7%

Net Sales

Consolidated net sales increased by $263.7 million, or 12.2%, for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. Company-operated stores that have been open for at least 14 months contributed an increase in consolidated net sales of approximately $186.2 million, or 8.6%, sales through our BSG distributor sales consultants contributed an increase of approximately $33.9 million, or 1.6%, and our Sally Beauty Supply non-store sales channels contributed an increase of approximately $28.7 million, or 1.3%. Other sales channels (including sales through our BSG franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months and sales from stores that have been open for less than 14 months), in the aggregate, contributed an increase of $14.8 million, or 0.7%, compared to the nine months ended June 30, 2010. Consolidated net sales for the nine months ended June 30, 2011, are inclusive of approximately $14.8 million in net positive impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $129.7 million, or 9.5%, for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010.  In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase in the segment net sales of approximately $113.8 million, or 8.4%, and non-store sales channels (which, after December 16, 2010, include the catalog and internet sales of our Sinelco Group subsidiaries principally in Europe) contributed an increase in the segment’s net sales of $28.7 million, or 2.1%. Other sales channels (including sales from stores that have been open for less than 14 months and incremental sales from businesses acquired in the preceding 12 months), in the aggregate, experienced a decrease of $12.8 million, or 1.0%, compared to the nine months ended June 30, 2010. Net sales for Sally Beauty Supply for the nine months ended June 30, 2011, are inclusive of approximately $9.4 million in net positive impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $134.0 million, or 16.6%, for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. In the BSG segment, company-operated stores that have been open for at least 14 months contributed an increase in the segment’s net sales of approximately $72.5 million, or 9.0%, and sales through our distributor sales consultants contributed an increase of approximately $33.9 million, or 4.2%. In addition, incremental sales from businesses acquired in the preceding 12 months were approximately $17.7 million, or 2.2%, more for the nine months ended June 30, 2011, than for the nine months ended June 30, 2010. Other sales channels (including sales through our franchise-based businesses and sales from stores that have been open for less than 14 months), in the aggregate, contributed an increase of $9.9 million, or 1.2%, compared to the nine months ended June 30, 2010. Net sales for BSG for the nine months ended June 30, 2011, are inclusive of approximately $5.4 million in net positive impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $143.4 million, or 13.8%, for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010, principally due to higher sales volume and improved gross margins in both business segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $83.6 million, or 11.6%, for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010, principally as a result of higher sales volume and improved gross margins.  Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.0% for the nine months ended June 30, 2011, compared to 53.0% for the nine months ended June 30, 2010. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label products and other higher-margin products) and continued benefits from low-cost sourcing initiatives.

Beauty Systems Group.  BSG’s gross profit increased by $59.8 million, or 18.8%, for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 40.0% for the nine months ended June 30, 2011, compared to 39.3% for the nine months ended June 30, 2010. This increase was principally the result of a favorable change in the sales mix across the business, product cost reduction initiatives and synergies from recent business acquisitions.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $49.4 million, or 6.6%, for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (including an additional 275 company-operated stores, or 7.2%, since June 30, 2010), as well as higher share-based compensation expense ($2.8 million) higher freight and distribution expenses ($7.8 million), as well as higher advertising expenses in the Sally Beauty Supply segment ($4.0 million), higher corporate expenses related primarily to on-going upgrades to our information technology systems ($2.7 million) and certain non-recurring charges ($5.7 million) in the nine months ended June 30, 2011, including costs related to the closure of a BSG warehouse. This increase was partially offset by a credit resulting from a litigation settlement ($27.0 million). Selling, general and administrative expenses, as a percentage of net sales, decreased to 33.0% for the nine months ended June 30, 2011, compared to 34.8% for the nine months ended June 30, 2010 principally as a result of the growth in consolidated net sales described above,  synergies from recent business acquisitions and the litigation settlement.

Depreciation and Amortization

Consolidated depreciation and amortization was $44.2 million for the nine months ended June 30, 2011, compared to $37.0 million for the nine months ended June 30, 2010. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made during that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Nine Months Ended June 30,
	2011	2010	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$280,748	$235,743	$45,005	19.1%
BSG	125,363	81,709	43,654	53.4%
Segment operating profit	406,111	317,452	88,659	27.9%
Unallocated expenses	(59,094)	(60,026)	(932)	(1.6)%
Share-based compensation expense	(12,737)	(9,911)	2,826	28.5%
Operating earnings	$334,280	$247,515	$86,765	35.1%

Consolidated operating earnings increased by $86.8 million, or 35.1%, for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments and lower unallocated corporate expenses, partially offset by higher share-based compensation expense, as more fully discussed below. In addition, for the nine months ended June 30, 2011, consolidated operating earnings reflects a credit resulting from a litigation settlement ($27.0 million) and certain non-recurring charges ($5.7 million), including costs related to the closure of a BSG warehouse. The credit resulting from the litigation settlement is reflected in the BSG segment’s results and in unallocated expenses in the amount of $24.7 million and $2.3 million, respectively. Operating earnings, as a percentage of net sales, increased to 13.7% for the nine months ended June 30, 2011, compared to 11.4% for the nine months ended June 30, 2010. This increase reflects the increase in consolidated gross margin described above, as well as a lower growth rate in consolidated operating expenses compared to the growth rate in consolidated gross profit.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $45.0 million, or 19.1%, for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010.  The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by higher advertising costs of approximately $4.0 million and the incremental costs related to approximately 148 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the nine months ended June 30, 2011. Segment operating earnings, as a percentage of net sales, increased to 18.9% for the nine months ended June 30, 2011, compared to 17.3% for the nine months ended June 30, 2010. This increase reflects the increase in the segment’s gross margin described above, as well as a lower growth rate in the segment’s operating expenses compared to the growth rate in the segment’s gross profit.

Beauty Systems Group.  BSG’s segment operating earnings increased by $43.7 million, or 53.4%, for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. The increase in BSG operating earnings was primarily a result of the gross profit improvements described above, the incremental operating earnings of businesses acquired and stores opened (BSG had an additional 127 company-operated stores at June 30, 2011, including 82 stores resulting from the October acquisition of Aerial) and to ongoing cost reduction initiatives. In addition, for the nine months ended June 30, 2011, BSG’s operating earnings reflects a credit resulting from a litigation settlement (approximately $24.7 million) and certain non-recurring charges ($5.7 million), including costs related to the closure of a warehouse. Segment operating earnings, as a percentage of net sales, increased to 13.3% for the nine months ended June 30, 2011, compared to 10.1% for the nine months ended June 30, 2010. This increase reflects the increase in the segment’s gross margin described above, as well as a lower growth rate in the segment’s operating expenses compared to the growth rate in the segment’s gross profit.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, decreased by $0.9 million, or 1.6%, for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. This decrease was due primarily to a favorable change in foreign currency transactions resulting principally from intercompany notes not permanently invested and related foreign currency hedges ($0.7 million). During the nine months ended June 30, 2011, $2.3 million of the benefit from the litigation settlement offset corporate expenses incurred in connection with the litigation.

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased by $2.8 million to $12.7 million for the nine months ended June 30, 2011, compared to $9.9 million for the nine months ended June 30, 2010. This increase was mainly due to the incremental expenses related to, as well as the higher fair value at the grant date of, stock option and stock awards during the nine months ended June 30, 2011, compared to stock option awards during the nine months ended June 30, 2010, partially offset by the impact of share-based awards that became fully vested during the preceding 12 months.

Interest Expense

Interest expense was $85.1 million for both the nine months ended June 30, 2011 and the nine months ended June 30, 2010. Interest expense reflects non-cash income of $2.4 million of marked-to-market adjustments for certain interest rate swaps in the nine months ended June 30, 2010 with no comparable amount in the nine months ended June 30, 2011 (please see Note 11 of the Condensed Notes to Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q). Interest expense also reflects an increase in deferred financing costs of $1.5 million expensed in connection with our November 2010 termination of our previous ABL facility and our optional repayments of debt, partially offset by lower interest-rate differential charges incurred in connection with interest rate swaps ($2.4 million) and lower outstanding principal balances on our senior term loans (please see “Liquidity and Capital Resources” below).

Provision for Income Taxes

The provision for income taxes was $89.9 million and $60.6 million, and the effective income tax rate was 36.1% and 37.3%, for the nine months ended June 30, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily due to tax benefits associated with certain intercompany transactions that resulted in the release of a valuation allowance and with discrete items during the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010.

The annual effective tax rate for the fiscal year 2011 is currently expected to be in the range of 36.0% to 37.0%, versus a comparable actual tax rate for the full fiscal year 2010 of 36.9%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $57.6 million, or 56.5%, to $159.4 million for the nine months ended June 30, 2011, compared to $101.8 million for the nine months ended June 30, 2010. Net earnings, as a percentage of net sales, were 6.6% for the nine months ended June 30, 2011, compared to 4.7% for the nine months ended June 30, 2010.

Financial Condition

At June 30, 2011 Compared to September 30, 2010

Working capital (current assets less current liabilities) increased by $42.1 million to $429.3 million at June 30, 2011, compared to $387.1 million at September 30, 2010. The ratio of current assets to current liabilities was 1.99 to 1.00 at June 30, 2011, compared to 1.95 to 1.00 at September 30, 2010. The increase in working capital reflects an increase of $67.6 million in current assets and an increase of $25.4 million in current liabilities.  The increase in current assets as of June 30, 2011, includes an increase of $60.6 million in inventory levels, an increase of $7.8 million in trade accounts receivables, an increase of $3.0 million in other receivables and an increase of $2.9 million in prepaid expenses, as discussed below, partially offset by a reduction of $6.8 million in cash and cash equivalents (please see “Liquidity and Capital Resources” below).  The increase in current liabilities includes an increase of $14.4 million in accounts payable, an increase of $6.5 million in accrued liabilities and an increase of $4.3 million in income taxes payable, as discussed below.

Inventory increased by $60.6 million to $665.0 million at June 30, 2011, compared to $604.4 million at September 30, 2010 due primarily to the effect of stores opened and businesses acquired in the preceding 12 months, and the effect of foreign currency translation adjustments. Trade accounts receivables increased by $7.8 million to $62.8 million at June 30, 2011, compared to $55.0 million at September 30, 2010 due primarily to increased sales volume and the effect of businesses acquired. Other receivables increased by $3.0 million to $32.5 million at June 30, 2011, compared to $29.5 million at September 30, 2010 due primarily to the timing of vendor rebates and allowances accrued. Prepaid expenses increased by $2.9 million to $26.4 million at June 30, 2011, compared to $23.5 million at September 30, 2010 due primarily to the timing of store rent and business insurance prepayments.

Accounts payable increased by $14.4 million to $239.3 million at June 30, 2011, compared to $224.9 million at September 30, 2010, due primarily to the timing of payments to suppliers in connection with recent purchases of merchandise inventory and the effect of businesses acquired. Accrued liabilities increased by $6.5 million to $174.0 million at June 30, 2011, compared to $167.5 million at September 30, 2010, due primarily to the timing of the payment of costs related to a warehouse closure and to an increase in the current portion of interest rate swaps in a liability position, partially offset by lower accrued interest on debt and other accruals. Income taxes payable increased by $4.3 million to $16.5 million at June 30, 2011, compared to $12.2 million at September 30, 2010, due primarily to increased earnings and the effect of businesses acquired.

Long-term debt, including current portion, decreased by $78.0 million to $1,484.6 million at June 30, 2011, compared to $1,562.6 million at September 30, 2010 due primarily to optional repayments of $77.0 million on our senior term loan B facility during the nine months ended June 30, 2011 (Please see “Liquidity and Capital Resources” below).

Total stockholders’ deficit, for the nine months ended June 30, 2011, decreased by $200.2 million primarily as a result of net earnings of $159.4 million, an increase in additional paid-in capital of $21.8 million, principally resulting from share-based compensation expense and the exercise of stock options, and a decrease in accumulated other comprehensive loss, net of income tax, of $19.0 million. The decrease in accumulated other comprehensive loss reflects foreign currency translation adjustments of $15.0 million, and a deferred gain on hedged interest rate swaps of $4.0 million, net of income tax.

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

During the fiscal year 2010, the Company prepaid in full the borrowings under the senior term loan A facility. Borrowings under the senior term loan B facility may be prepaid at the option of Sally Holdings at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flow (as defined in the agreement governing the senior term loan facilities) for any fiscal year unless a specified leverage ratio is met. No mandatory prepayment is expected to be due during the fiscal year 2011. Amounts paid pursuant to said provision may be applied, at the option of Sally Holdings, against minimum loan repayments otherwise required of it over the twelve-month period following any such payment under the terms of the loan agreement.

During the nine months ended June 30, 2011, the Company made optional prepayments in the aggregate amount of $77.0 million on the senior term loan B facility. In connection with such prepayments the Company expensed approximately $0.7 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

In November 2010, we entered into a new $400 million, five-year revolving credit facility (the “new ABL facility” or the “ABL facility”) and replaced our prior ABL facility (the “prior ABL facility”). The new ABL facility contains restrictions and limitations similar to those contained in the prior ABL facility and, similar to the prior ABL facility, borrowings under the new ABL facility are secured by substantially all of our assets. The terms of the new ABL facility contain a commitment fee of 0.50% on the unused portion of the facility. Borrowings under the senior term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes. During the nine months ended June 30, 2011, in connection with our termination of our prior ABL facility, we expensed approximately $1.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

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

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the nine months ended June 30, 2011 have varied in amounts of up to $78.0 million, with total amounts outstanding ranging from zero up to $102.5 million. During the nine months ended June 30, 2011, the weighted average interest rate on our borrowings under the ABL facility was 3.3%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of June 30, 2011, there were no borrowings outstanding under the ABL facility and Sally Holdings had $373.6 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We may from time to time refinance, repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases of our senior and senior subordinated notes, prepayments of our senior term loan facilities or other retirements or refinancing of outstanding debt. The amount of debt that may be refinanced, repurchased or otherwise retired, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

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

Under the agreements and indentures governing the senior term loan facilities and the notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of June 30, 2011, its consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

Under its new ABL facility, Sally Holdings may pay dividends and make other equity distributions to us if availability under the facility exceeds certain thresholds.  For dividends and distributions up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for the 45-day period immediately prior to such dividend and distribution. For dividends in excess of that amount, Sally Holdings must maintain that same availability and its fixed charge coverage ratio must exceed 1.10 to 1.00. As of June 30, 2011, Sally Holdings met all of these conditions. As of June 30, 2011, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled approximately $453.6 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s 9.25% Senior Notes indenture and its 10.5% Senior Subordinated Notes indenture contain customary cross-default and/or cross-acceleration provisions.

On October 1, 2010, we acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the Midwestern United States, for approximately $81.8 million. The acquisition was accounted for using the purchase method of accounting and the results of operations of Aerial are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. The acquisition was funded with borrowings in the amount of $78.0 million under our ABL facility and with cash from operations. At June 30, 2011, all borrowings under our ABL facility had been paid in full.

Historical Cash Flows

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the nine months ended June 30, 2011 and 2010. Historically, our primary use of cash has been for acquisitions, capital expenditures and repayments of debt. The following table shows our sources and uses of funds for the nine months ended June 30, 2011 and 2010 (in thousands):

	Nine Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$195,137	$147,826
Net cash used by investing activities	(126,891)	(70,346)
Net cash used by financing activities	(75,496)	(101,810)
Effect of foreign exchange rates on cash and cash equivalents	473	(1,814)
Net decrease in cash and cash equivalents	$(6,777)	$(26,144)

Net Cash Provided by Operating Activities

Net cash provided by operating activities (which excludes cash used for acquisitions completed during the period) during the nine months ended June 30, 2011 increased by $47.3 million to $195.1 million, compared to $147.8 million during the nine months ended June 30, 2010. The increase was primarily due to an improvement in earnings of approximately $57.6 million for the nine months ended June 30, 2011 (including proceeds from a litigation settlement of $27.0 million), compared to the nine months ended June 30, 2010; partially offset by an increase in inventory of approximately $14.9 million.

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2011 increased by $56.5 million to $126.9 million, compared to $70.3 million during the nine months ended June 30, 2010.  This increase was primarily due to an increase of $49.5 million in cash used for acquisitions, net of cash acquired, and an increase of $7.1 million in capital expenditures, primarily in connection with more store openings during the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010.

Net Cash Used by Financing Activities

Net cash used by financing activities decreased by $26.3 million to $75.5 million during the nine months ended June 30, 2011, compared to $101.8 million during the nine months ended June 30, 2010. This decrease was primarily due to net prepayments of debt of $78.7 million during the nine months ended June 30, 2011 (please see “Liquidity and Capital Resources” above), compared to net repayments of $102.0 million during the nine months ended June 30, 2010. This decrease also reflects an increase in proceeds from exercises of stock options of $6.5 million, partially offset by debt issuance costs of $5.4 million incurred and paid during the nine months ended June 30, 2011 in connection with the new ABL credit facility.

Capital Requirements

During the nine months ended June 30, 2011, capital expenditures were $43.1 million. For fiscal year 2011, we anticipate total capital expenditures of approximately $55.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2010.

Off-Balance Sheet Financing Arrangements

At June 30, 2011 and September 30, 2010, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs. Such letters of credit totaled $16.3 million and $14.5 million at June 30, 2011 and September 30, 2010, respectively.

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

In May 2011, the FASB issued ASU No. 2011-04 which amended ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). When effective, this amendment will change the title of ASC 820 to “Fair Value Measurement” and will adopt fair value measurement and disclosure guidance that is generally consistent with the corresponding International Financial Reporting Standard (“IFRS”) guidance. More specifically, this amendment will change certain requirements for measuring fair value or for disclosing information about fair value measurements or, alternatively, clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements. For public companies, this amendment is effective for interim and annual periods beginning after December 15, 2011. Early application by public companies is not permitted.

In June 2011, the FASB issued ASU No. 2011-05 which amended ASC Topic 220, Comprehensive Income. This amendment, which must be applied retrospectively, will allow an entity the option to present the components of net income, as well as total comprehensive income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate consecutive statements. This amendment also eliminates the option to present the components of other comprehensive income in the statement of stockholders’ equity but does not change the items that must be reported. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is permitted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the use of derivative financial instruments. At June 30, 2011, we did not purchase or hold any derivative instruments for speculative or trading purposes.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting our net investments in subsidiaries and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. For the fiscal years 2010, 2009 and 2008, approximately 18%, 16% and 18%, respectively, of our net sales were made in currencies other than the U.S. dollar. For the nine months ended June 30, 2011, our consolidated net sales reflect approximately $14.8 million in positive impact from changes in foreign currency exchange rates and other comprehensive income reflects $15.0 million in foreign currency translation adjustments. Fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted consolidated net sales by approximately 1.8% in the nine months ended June 30, 2011 and would have impacted consolidated net assets by 2.5% at June 30, 2011, without considering the effect of any foreign currency option or forward agreements we may have from time to time.

The Company uses foreign currency options, including, at June 30, 2011, options with an aggregate notional amount of €2.4 million ($3.5 million, at the June 30, 2011 exchange rate), to manage the exposure to certain non-Euro currencies resulting from its Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency option agreements expire ratably through September of 2011.

In addition, the Company uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At June 30, 2011, we hold certain foreign currency forwards which enable us to sell, in the aggregate, approximately €17.9 million ($26.0 million, at the June 30, 2011 exchange rate) at the weighted average contractual exchange rate of 1.43345. In addition, we hold a foreign currency forward which enables us to buy approximately $16.2 million Canadian dollars ($16.8 million, at the June 30, 2011 exchange rate) at the contractual exchange rate of 0.98399 and a foreign currency forward which enables us to buy approximately £5.8 million ($9.3 million, at the June 30, 2011 exchange rate) at the contractual exchange rate of 1.59858. All the foreign currency forwards held by the Company at June 30, 2011 expire in August 2011.

Our foreign currency option and forward agreements are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. For the nine months ended June 30, 2011 and 2010, selling, general and administrative expenses reflect net losses of $0.7 million and net gains of $0.7 million, respectively, related to our foreign currency options and forwards, including marked-to-market adjustments but excluding net foreign currency exchange gains/losses resulting from intercompany balances not permanently invested. During the nine months ended June 30, 2011, our foreign currency derivative instruments did not have a material impact in the Company’s results of operations or cash flows.

Interest rate risk

As a result of the debt financing incurred in connection with the Separation Transactions, we are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under the senior term loan and the ABL facilities.

Based on the approximately $766.9 million of aggregate borrowings under our senior term loan B facility and ABL facility as of June 30, 2011, a change in the estimated interest rate up or down by 1/8% would increase or decrease earnings before provision for income taxes by approximately $1.0 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

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

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base. We believe our allowance for doubtful accounts, as of June 30, 2011, is sufficient to cover customer credit risks.

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2011, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries as of June 30, 2011. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

On June 2, 2011, we disclosed in a Current Report on Form 8-K that the Company’s BSG and Armstrong McCall subsidiaries, certain franchisees of Armstrong McCall, certain other individual defendants and L’Oreal executed a Settlement Agreement settling the litigation initially brought by L’Oreal on February 21, 2008 against certain Armstrong McCall franchisees alleging breach of contract and other claims related to the distribution agreement between Armstrong McCall and L’Oreal concerning Matrix branded products. Armstrong McCall and Michael Voticky were added as defendants by L’Oreal on July 27, 2009.

Pursuant to the Settlement Agreement, the Company and L’Oreal have agreed a) to terminate their existing agreement to distribute Matrix branded products through Armstrong McCall and its franchisees; b) to enter into a new five-year agreement to distribute Matrix branded products through Armstrong McCall and its franchisees; and c) to an exchange of financial and other consideration. In connection with the settlement, the litigation was dismissed with prejudice and the parties entered into a mutual release of all claims asserted in the litigation.

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

101

Pursuant to Rule 406T of Regulation S-T, the following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

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

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date:	August 4, 2011

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer