Form 10-Q
period 2011-12-31
Sally Beauty Holdings, Inc.
filed 2012-02-02
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2011

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

As of January 26, 2012, there were 186,313,513 shares of the issuer’s common stock outstanding.

In this Quarterly Report, references to “the Company,” “Sally Beauty,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

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

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission. The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of December 31, 2011 and September 30, 2011, and the consolidated statements of earnings and consolidated statements of cash flows for the three months ended December 31, 2011 and 2010 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
Net sales	$864,815	$793,564
Cost of products sold and distribution expenses	442,958	414,173
Gross profit	421,857	379,391
Selling, general and administrative expenses	293,014	272,908
Depreciation and amortization	15,553	14,111
Operating earnings	113,290	92,372
Interest expense	63,961	29,523
Earnings before provision for income taxes	49,329	62,849
Provision for income taxes	19,195	21,900
Net earnings	$30,134	$40,949

Net earnings per share:
Basic	$0.16	$0.22
Diluted	$0.16	$0.22

Weighted average shares:
Basic	184,689	182,462
Diluted	190,208	187,201

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	December 31, 2011	September 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,525	$63,481
Trade accounts receivable, less allowance for doubtful accounts of $2,155 at December 31, 2011 and $2,086 at September 30, 2011	58,433	61,996
Accounts receivable, other	36,529	33,530
Inventory	684,357	665,246
Prepaid expenses	29,097	26,360
Deferred income tax assets, net	28,574	28,535
Total current assets	908,515	879,148
Property and equipment, net of accumulated depreciation of $326,269 at December 31, 2011 and $317,677 at September 30, 2011	184,427	182,489
Goodwill	529,258	505,873
Intangible assets, excluding goodwill, net of accumulated amortization of $48,657 at December 31, 2011 and $45,467 at September 30, 2011	137,832	129,658
Other assets	32,666	31,432
Total assets	$1,792,698	$1,728,600
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$4,736	$3,004
Accounts payable	250,282	262,114
Accrued liabilities	152,430	185,509
Income taxes payable	18,813	9,379
Total current liabilities	426,261	460,006
Long-term debt	1,452,484	1,410,111
Other liabilities	27,389	26,154
Deferred income tax liabilities, net	55,089	51,311
Total liabilities	1,961,223	1,947,582
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 185,677 and 184,502 shares issued and 185,303 and 184,057 shares outstanding at December 31, 2011 and September 30, 2011, respectively	1,853	1,841
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	701,952	681,256
Accumulated deficit	(849,171)	(879,305)
Treasury stock, 15 shares at December 31, 2011 and September 30, 2011, at cost	(103)	(103)
Accumulated other comprehensive loss, net of tax	(23,056)	(22,671)
Total stockholders’ deficit	(168,525)	(218,982)
Total liabilities and stockholders’ deficit	$1,792,698	$1,728,600

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net earnings	$30,134	$40,949
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,553	14,111
Share-based compensation expense	8,031	7,838
Amortization of deferred financing costs	1,646	1,773
Excess tax benefit from share-based compensation	(4,085)	(531)
Net loss on disposal of property and equipment	2	38
Net loss on extinguishment of debt	34,558	1,585
Deferred income tax expense	193	392
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	4,798	4,439
Accounts receivable, other	(2,501)	(6,757)
Inventory	(10,128)	(9,925)
Prepaid expenses	(2,992)	(612)
Other assets	49	(87)
Accounts payable and accrued liabilities	(45,501)	(42,557)
Income taxes payable	12,991	16,747
Other liabilities	1,231	867
Net cash provided by operating activities	43,979	28,270
Cash Flows from Investing Activities:
Capital expenditures	(13,852)	(15,230)
Proceeds from sale of property and equipment	14	124
Acquisitions, net of cash acquired	(42,751)	(78,819)
Net cash used by investing activities	(56,589)	(93,925)
Cash Flows from Financing Activities:
Change in book cash overdraft	—	2,818
Proceeds from issuance of long-term debt	929,200	222,404
Repayments of long-term debt	(909,145)	(179,343)
Debt issuance costs	(12,592)	(4,667)
Proceeds from exercises of stock options	8,993	2,874
Excess tax benefit from share-based compensation	4,085	531
Net cash provided by financing activities	20,541	44,617
Effect of foreign exchange rate changes on cash and cash equivalents	113	(75)
Net increase (decrease) in cash and cash equivalents	8,044	(21,113)
Cash and cash equivalents, beginning of period	63,481	59,494
Cash and cash equivalents, end of period	$71,525	$38,381

Supplemental Cash Flow Information:
Interest paid (a)	$70,241	$42,855
Income taxes paid, net	$6,156	$4,891

(a) For the three months ended December 31, 2011, interest paid includes $24.4 million in call premiums paid upon the redemption of certain notes.

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.     Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or “the Company”) sell professional beauty supplies through its Sally Beauty Supply retail stores in the U.S., Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Additionally, the Company distributes professional beauty products to salons and salon professionals through its Beauty Systems Group (“BSG”) store operations and a commissioned, direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern regions of the U.S., and in Mexico through the operations of its subsidiary Armstrong McCall. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Basis of Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of December 31, 2011 and September 30, 2011, and its consolidated results of operations and consolidated cash flows for the three months ended December 31, 2011 and 2010.

All references in these notes to “management” are to the management of Sally Beauty.

2.     Significant Accounting Policies

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The Company adheres to the same accounting policies in the preparation of its interim financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

The results of operations for these interim periods are not necessarily indicative of the results that may be expected for any future interim period or the entire fiscal year.

3.     Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28 which amended Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”). This amendment modified the goodwill impairment test for reporting units with a zero or negative carrying amount, by requiring that Step 2 of the goodwill impairment test be performed for such reporting units if it is more likely than not that an impairment of goodwill exists. The Company adopted this amendment during the first quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29 which amended ASC Topic 805, Business Combinations. This amendment requires that a public company that enters into business combinations that are material on an individual or aggregate basis disclose certain pro-forma information for the current and the immediately preceding fiscal year. This amendment also expands the supplemental pro-forma disclosures to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to such business combination or business combinations. The Company adopted this amendment during the first quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2011, the FASB issued ASU No. 2011-05 which amended ASC Topic 220, Comprehensive Income (“ASC 220”). This amendment, which must be applied retrospectively, will allow an entity the option to present the components of net income, as well as total comprehensive income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate consecutive statements. This amendment also eliminates the option to present the components of other comprehensive income in the statement of stockholders’ equity but does not change the items that must be reported. In addition, in December 2011, the FASB issued ASU No. 2011-12 which further amended ASC 220. More specifically, this amendment provided for deferral, until further action by the FASB, of the effective date for changes to the presentation of reclassifications of items out of accumulated other comprehensive income required by ASU No. 2011-05. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is permitted.

In September 2011, the FASB issued ASU No. 2011-08 which amended ASC 350. This amendment will allow an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of a reporting unit in connection with the goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This amendment is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early application is permitted.

Accounting Changes

The Company made no accounting changes during the three months ended December 31, 2011.

4.     Fair Value Measurements

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at December 31, 2011 (in thousands):

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forwards (a)	$15	—	$15	—
Foreign currency collars (a)	746	—	746	—
Total assets	$761	—	$761	—

Liabilities
Long-term debt (b)(c)	$1,484,606	$780,000	$704,606	—
Hedged interest rate swaps (a)	4,006	—	4,006	—
Foreign currency forwards (a)	27	—	27	—
Total liabilities	$1,488,639	$780,000	$708,639	—

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at September 30, 2011 (in thousands):

	As of September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forwards (a)	$424	—	$424	—
Foreign currency collars (a)	680	—	680	—
Total assets	$1,104	—	$1,104	—

Liabilities
Long-term debt (b)(c)	$1,420,337	$725,288	$695,049	—
Hedged interest rate swaps (a)	6,450	—	6,450	—
Foreign currency forwards (a)	528	—	528	—
Total liabilities	$1,427,315	$725,288	$702,027	—

(a)          Foreign currency options, collars and forwards, and interest rate swaps are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as projected market interest rates and projected foreign currency exchange rates, as appropriate. Please see Note 10 for more information about the Company’s foreign currency options, collars and forwards, and interest rate swaps.

(b)         Long-term debt, which is carried at amortized cost in the Company’s consolidated financial statements, is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates, except for the senior and senior subordinated notes (prior to their redemption) and the senior notes due 2019 (the “new senior notes”). The senior and senior subordinated notes (prior to their redemption) were, and the new senior notes are, valued using unadjusted quoted market prices for such debt securities. Please see Note 9 for more information about the Company’s debt.

(c)          In November 2011, the Company and certain of its domestic subsidiaries issued $750.0 million aggregate principal amount of the Company’s 6.875% Senior Notes due 2019. In December 2011, the Company redeemed its senior notes due 2014 and its senior subordinated notes due 2016 with the net proceeds from the 6.875% Senior Notes due 2019. Please see Note 9 for more information about the Company’s debt.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

5.  Net Earnings Per Share

Basic net earnings per share, is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share, is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2011	2010
Net earnings	$30,134	$40,949
Total weighted average basic shares	184,689	182,462
Dilutive securities:
Stock option and stock award programs	5,519	4,739
Total weighted average diluted shares	190,208	187,201
Net earnings per share:
Basic	$0.16	$0.22
Diluted	$0.16	$0.22

At December 31, 2011 and 2010, options to purchase 1,966,491 shares and 2,999,200 shares, respectively, of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including unrecognized compensation expense, exceeds the average price per share for the period.

6.   Comprehensive Income and Accumulated Other Comprehensive (Loss) Income

Comprehensive income consists of net earnings, foreign currency translation adjustments and deferred gain on interest rate swaps as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
Net earnings	$30,134	$40,949
Other comprehensive income adjustments:
Foreign currency translation adjustments (a)	(1,880)	691
Deferred gain on interest rate swaps (b)	1,495	1,529
Comprehensive income	$29,749	$43,169

(a)          There were no income tax amounts related to foreign currency translation adjustments recorded in other comprehensive income for the three months ended December 31, 2011 and 2010.

(b)         Amounts are net of income tax of $0.9 million and $1.0 million for the three months ended December 31, 2011 and 2010, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The components of accumulated other comprehensive (loss) income, net of tax, as of December 31, 2011 and September 30, 2011 are as follows (in thousands):

	December 31, 2011	September 30, 2011
Cumulative foreign currency translation adjustments (a)	$(20,604)	$(18,724)
Deferred (losses) on interest rate swaps, net of tax (b)	(2,452)	(3,947)
Total accumulated other comprehensive loss, net of tax	$(23,056)	$(22,671)

(a)          There were no income tax amounts related to foreign currency translation adjustments at December 31, 2011 and September 30, 2011.

(b)         Amounts are net of income tax of $1.6 million and $2.5 million at December 31, 2011 and September 30, 2011, respectively. Please see Note 10 for more information about the Company’s interest rate swaps.

7.   Share-Based Payments

The Company measures the cost of services received from employees, directors and consultants in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and recognizes compensation expense on a straight-line basis over the vesting period or over the period ending on the date a participant becomes eligible for retirement, if earlier.

The Company granted approximately 2.0 million and 3.0 million stock options and approximately 32,000 and 199,000 restricted share awards to its employees and consultants during the three months ended December 31, 2011 and 2010, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.3 million and $5.0 million in the three months ended December 31, 2011 and 2010, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”) and certain predecessor share-based plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”). In addition, the Company granted approximately 26,000 and 43,000 restricted stock units to its non-employee directors during the three months ended December 31, 2011 and 2010, respectively.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended December 31,
	2011	2010
Share-based compensation expense	$8,031	$7,838
Income tax benefit related to share-based compensation expense	$3,116	$3,041

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s stock option plans for the three months ended December 31, 2011:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2011	13,778	$8.50	6.8	$111,571
Granted	1,979	19.21
Exercised	(1,165)	7.72
Forfeited or expired	(108)	10.37
Outstanding at December 31, 2011	14,484	$10.01	6.9	$160,998

Exercisable at December 31, 2011	8,354	$8.27	5.6	$107,470

The following table summarizes information about stock options under the Company’s option plans at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2011 (in Thousands)	Weighted Average Exercise Price
$2.00 — 5.24	2,287	5.8	$4.67	1,682	$4.46
$7.42 — 19.21	12,197	7.1	11.02	6,672	9.22
Total	14,484	6.9	$10.01	8,354	$8.27

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

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Three Months Ended December 31,
	2011	2010
Expected life (in years)	5.0	5.0
Expected volatility	58.4%	59.0%
Risk-free interest rate	1.1%	1.1%
Dividend yield	0.0%	0.0%

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company who have been granted stock options. For awards prior to the fiscal year 2012, the expected volatility used by the Company was derived using the average volatility of both the Company and similar companies (based on industry sector) since it was not practicable to estimate the Company’s expected volatility on a stand-alone basis due to a lack of sufficient trading history. The risk-free interest rate is based on the five-year zero-coupon U.S. Treasury notes as of the date of the grant. Since the Company does not currently expect to pay dividends, the dividend yield used is 0%.

The weighted average fair value of the stock options issued to the Company’s grantees at the date of grant in the three months ended December 31, 2011 and 2010 was $9.60 and $5.74 per option, respectively. The total intrinsic value of options exercised

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

during the three months ended December 31, 2011 was $13.8 million. Cash proceeds from these option exercises were $9.0 million and the tax benefit realized from these option exercises was $5.4 million.

At December 31, 2011, approximately $22.3 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.8 years.

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

The following table presents a summary of the activity for the Company’s restricted stock awards for the three months ended December 31, 2011:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2011	445	$9.12	3.1
Granted	32	19.21
Vested	(103)	8.81
Forfeited	—	—
Unvested at December 31, 2011	374	$10.07	2.9

At December 31, 2011, approximately $2.5 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 2.9 years.

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

The Company expenses the cost of the RSUs, which is determined to be the fair value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company’s common stock on the date of grant.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s RSUs for the three months ended December 31, 2011:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2011	—	$—	—
Granted	26	19.21
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2011	26	$19.21	0.8

At December 31, 2011, approximately $0.4 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.8 years.

8.   Goodwill and Intangible Assets

The change in the carrying amounts of goodwill by operating segment for the three months ended December 31, 2011 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2011	$75,536	$430,337	$505,873
Additions and purchase price adjustments (a)	14,930	9,189	24,119
Foreign currency translation	(1,830)	1,096	(734)
Balance at December 31, 2011	$88,636	$440,622	$529,258

(a)          Please see Note 12 for additional information about businesses acquired.

The following table provides the carrying value for intangible assets with indefinite lives, excluding goodwill, and the gross carrying value and accumulated amortization for intangible assets subject to amortization by operating segment at December 31, 2011 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at December 31, 2011:
Intangible assets with indefinite lives:
Trade names	$26,833	$33,710	$60,543
Total	26,833	33,710	60,543
Intangible assets subject to amortization:
Gross carrying amount	26,279	99,667	125,946
Accumulated amortization	(7,319)	(41,338)	(48,657)
Net value	18,960	58,329	77,289
Total intangible assets, excluding goodwill, net	$45,793	$92,039	$137,832

As described in Note 12, during the three months ended December 31, 2011, intangible assets subject to amortization in the amount of $11.7 million were recorded in connection with the Company’s November 1, 2011 acquisition of Kappersservice Floral B.V. and two related companies (the “Floral Group”) based on their preliminary estimated fair values.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Amortization expense was $3.2 million and $3.1 million for the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2012	$9,340
2013	10,805
2014	10,576
2015	10,063
2016	8,928
Thereafter	27,577
$77,289

9.   Short-term Borrowings and Long-term Debt

Details of long-term debt are as follows (in thousands):

	As of December 31, 2011	Maturity Dates	Interest Rates
ABL facility	$—	Nov. 2015	(i)	Prime plus (1.25% to 1.75%) or;
			(ii)	LIBOR plus (2.25% to 2.75%)
Term loan B	696,856	Nov. 2013	(i)	Prime plus (1.25% to 1.50%) or;
			(ii)	LIBOR plus (2.25% to 2.50%) (a)
Senior notes	750,000	Nov. 2019		6.875%
Other (b)	4,266	2012-2015		4.05% to 7.00%
Total	$1,451,122

Capital leases and other	$6,098
Less: current portion	(4,736)
Total long-term debt	$1,452,484

(a)                 At December 31, 2011, the contractual interest rate for the term loan B is 2.55%. The interest rate on $300.0 million of principal outstanding under this loan is fixed by interest rate swaps which expire in May 2012.

(b)                Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA (“Sinelco”).

The Company, through its subsidiaries (Sally Investment Holdings LLC (“Sally Investment”) and Sally Holdings LLC (“Sally Holdings”)), incurred $1,850.0 million of indebtedness in connection with the Company’s separation from its former parent, Alberto-Culver Company, in November 2006. These borrowings included: (i) drawing on a revolving (asset-based lending (“ABL”)) credit facility in the amount of $70.0 million, (ii) entering into two senior term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million and (iii) together (jointly and severally) with another of the Company’s indirect subsidiaries, Sally Capital Inc., issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million. Borrowings under the term loan A facility were paid in full in the fiscal year 2010.

In November 2010, Sally Holdings entered into a new $400 million, five-year revolving credit facility (the “new ABL facility” or the “ABL facility”) and terminated its prior ABL credit facility (the “prior ABL facility”). The terms of the new ABL facility contain a commitment fee of 0.50% on the unused portion of the facility. Borrowings under the senior term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes. Borrowings under the ABL facility bear interest at Prime plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. During the three months ended December 31, 2010, in connection with our termination of the prior ABL facility, we expensed approximately $1.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

In November 2011, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both wholly-owned subsidiaries of the Company, the Company and certain of its domestic subsidiaries entered into an agreement pursuant to which the Issuers sold in

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

a private placement $750.0 million aggregate principal amount of the Issuers’ 6.875% Senior Notes due 2019 (the “Senior Notes”). The Senior Notes bear interest at an annual rate of 6.875% and were issued at par. In connection with the issuance of the Senior Notes, the Company incurred and capitalized financing costs of approximately $13.1 million. These deferred financing costs are included in other assets on our consolidated balance sheets and are being amortized over the term of the Senior Notes using the effective interest method.

In December 2011, the Issuers used the net proceeds from their issuance of the Senior Notes: (i) to redeem $430.0 million aggregate principal amount outstanding of the Issuers’ 9.25% senior notes due 2014, (ii) to redeem $275.0 million aggregate principal amount outstanding of the Issuers’ 10.50% senior subordinated notes due 2016 (together with the senior notes due 2014, the “Old Notes”), pursuant to the terms of the indentures governing the Old Notes, and (iii) to pay accrued and unpaid interest on the Old Notes, and fees and expenses incurred in connection with issuance of the Senior Notes and redemption of the Old Notes. During the three months ended December 31, 2011, in connection with the Company’s redemption of the Old Notes, the Company recorded a charge to earnings in the amount of approximately $34.6 million, including approximately $24.4 million in call premiums paid and approximately $10.2 million in unamortized deferred financing costs expensed. This amount is included in interest expense in the Company’s consolidated statements of earnings.

Borrowings under the senior term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes. Borrowings under the term loan B facility may be prepaid at the option of Sally Holdings at any time without premium or penalty and are subject to mandatory prepayment in an amount equal to 50% of excess cash flows (as defined in the agreement governing the senior term loan facilities) for any fiscal year unless a specified leverage ratio is met. Amounts paid pursuant to said provision may be applied, at the option of the Company, against minimum loan repayments otherwise required of us over the twelve-month period following any such payment under the terms of the loan agreement. Additionally, borrowings under the senior term loan facilities would be subject to mandatory prepayment in an amount equal to 100% of the proceeds of specified asset sales that are not reinvested in the business or applied to repay borrowings under the ABL facility.

The Senior Notes are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company who had guaranteed obligations under Sally Holdings’ senior credit facilities, existing notes and other indebtedness outstanding prior to issuance of the Senior Notes. Furthermore, the agreements underlying the Company’s credit facilities contain terms which significantly restrict the ability of Sally Beauty’s subsidiaries to pay dividends or otherwise transfer assets to Sally Beauty. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, for additional information about the Company’s long-term debt.

Maturities of the Company’s long-term debt are as follows as of December 31, 2011 (in thousands):

Fiscal Year:
2012	$1,840
2013	8,586
2014	690,599
2015	97
2016	—
Thereafter	750,000
$1,451,122
Capital leases and other	6,098
Less: current portion	(4,736)
Total	$1,452,484

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

Under the agreements and/or indentures governing the senior term loan facilities and the Senior Notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment. As of December 31, 2011, its consolidated interest coverage ratio exceeded 2.0 to 1.0. Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indentures.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Under our ABL facility, we may pay dividends and make other equity distributions if availability under the facility exceeds certain thresholds and no default then exists under the facility. For dividends and distributions up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such dividend and distribution. For dividends in excess of that amount, we must maintain that same availability and our fixed charge coverage ratio must exceed 1.10 to 1.00. As of December 31, 2011, we met all of these conditions. As of December 31, 2011, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $513.9 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s Senior Notes indenture contain customary cross-default and/or cross-acceleration provisions.

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

The Company uses interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its term loan obligations. Interest payments related to the senior term loans are impacted by changes in LIBOR. The Company’s interest rate swap agreements involve the periodic receipt by Sally Holdings of amounts based on a variable rate in exchange for Sally Holdings making payments based on a fixed rate over the term of the interest rate swap agreements, without exchange of the underlying notional amount.

The Company uses foreign currency options, collars and forwards, as part of its overall economic risk management strategy, to fix the amount of certain foreign assets and obligations relative to its functional and reporting currency (the U.S. dollar) or to add stability to cash flows resulting from its net investments (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. The Company’s foreign currency exposures at times offset each other, providing a natural hedge against its foreign currency risk. In connection with the remaining foreign currency risk, the Company uses foreign currency options, collars and forwards to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

As of December 31, 2011, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million. These agreements expire in May 2012 and are designated and qualify as effective cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, changes in the fair value of these derivative instruments (which are adjusted quarterly) are recorded, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in interest expense in our consolidated statements of earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended December 31, 2011 or 2010. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for additional information about the Company’s interest rate swap agreements.

Amounts reported in OCI related to interest rate swaps are reclassified into interest expense, as a yield adjustment, in the same period in which interest on the Company’s hedged variable-rate debt obligations affect earnings. Interest expense resulting from such reclassifications was $2.6 million and $2.5 million during the three months ended December 31, 2011 and 2010, respectively. During the fiscal year ending September 30, 2012, the entire amount reported in OCI ($4.0 million, before income tax) as of December 31, 2011 will be reclassified into interest expense.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Non-designated Cash Flow Hedges

The Company uses foreign currency options and collars, including, at December 31, 2011, collars with an aggregate notional amount of $10.1 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The foreign currency collar agreements held by the Company at December 31, 2011 have contractual Euro to U.S. dollar exchange rates between 1.4000 and 1.4612 and expire in varying amounts monthly through September 2012.

In addition, the Company currently uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At December 31, 2011, we hold: (a) a foreign currency forward which enables us to sell approximately €19.9 million ($25.8 million, at the December 31, 2011 exchange rate) at the contractual exchange rate of 1.2950, (b) foreign currency forwards which enable us to sell, in the aggregate, approximately $4.0 million Canadian dollars ($4.0 million, at the December 31, 2011 exchange rate) at the weighted average contractual exchange rate of 1.0233, (c) a foreign currency forward which enables us to sell approximately 23.8 million Mexican pesos ($1.7 million, at the December 31, 2011 exchange rate) at the contractual exchange rate of 14.016 and (d) a foreign currency forward which enables us to buy approximately £2.5 million ($3.8 million, at the December 31, 2011 exchange rate) at the contractual exchange rate of 1.5434. All of the foreign currency forwards held by the Company at December 31, 2011 expire on or before March 30, 2012.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. For the three months ended December 31, 2011 and 2010, selling, general and administrative expenses reflect net gains of $1.7 million and $0.6 million, respectively, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2011 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of December 31, 2011		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Accrued liabilities	$4,006
Total derivatives designated as hedging instruments		$—		$4,006

Derivatives not designated as hedging instruments:
Foreign Currency Collars and Forwards	Prepaid expenses	$761	Accrued liabilities	$27
Total derivatives not designated as hedging instruments		$761		$27

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2011 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of September 30, 2011		As of September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Accrued liabilities	$6,450
Total derivatives designated as hedging instruments		$—		$6,450

Derivatives not designated as hedging instruments:
Foreign Currency Collars and Forwards	Prepaid expenses	$1,104	Accrued liabilities	$528
Total derivatives not designated as hedging instruments		$1,104		$528

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended December 31, 2011 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the
Statement of Earnings for the
Three Months Ended December 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$1,495	Interest expense	$(2,553)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options, Collars and Forwards	Selling, general and administrative expenses	$1,709
Total derivatives not designated as hedging instruments		$1,709

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended December 31, 2010 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the
Statement of Earnings for the
Three Months Ended December 31, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$1,529	Interest expense	$(2,545)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards	Selling, general and administrative expenses	$609
Total derivatives not designated as hedging instruments		$609

Credit-risk-related Contingent Features

The agreements governing the Company’s interest rate swaps contain provisions pursuant to which the Company could be declared in default on its interest rate swap obligations in the event the Company defaulted under certain terms of the loan documents governing the Company’s ABL facility. As of December 31, 2011, the fair value of interest rate swaps in a liability position related to these agreements was $4.0 million and the Company was under no obligation to post and had not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $4.1 million, including accrued interest and other termination costs.

The Company’s foreign operations expose the Company to fluctuations in foreign currency exchange rates and foreign interest rates. These fluctuations may impact, among other things, the amount of the Company’s future cash flows in terms of the functional currencies of the Company and certain of its foreign subsidiaries. The Company currently uses foreign currency collars to manage the exposure to certain non-Euro currencies resulting from our Sinelco subsidiary’s purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro.

In addition, at December 31, 2011, Sally Holdings held certain foreign currency forward agreements which expire on or before March 30, 2012. These derivative instruments are intended to mitigate the Company’s exposure to changes in foreign currency exchange rates in connection with certain non-U.S. dollar denominated intercompany balances not permanently invested. The Company’s functional currency is the U.S. dollar.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In January 2012, the IRS concluded the field work associated with their examination of the Company’s consolidated federal income tax returns for the fiscal years ended September 30, 2008 and 2007 and issued their examination report. The Company is appealing certain disputed items and it does not anticipate the ultimate resolution of these items to have a material impact on the Company’s financial statements. The IRS had previously audited the Company’s consolidated federal income tax returns through the tax year ended September 30, 2006, thus our statute remains open from the year ended September 30, 2007 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2004 forward. Generally, states’ statutes in the United States are open for tax reviews from 2005 forward.

12.   Business Combinations

On November 1, 2011, the Company acquired Kappersservice Floral B.V. and two related companies (the “Floral Group”) for approximately €22.8 million (approximately $31.2 million), subject to certain adjustments. The Floral Group is a 19-store distributor of professional beauty products based in Eindhoven, the Netherlands. The results of operations of the Floral Group are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective preliminary estimated fair values at the acquisition date. Goodwill of $14.9 million (which is not expected to be deductible for tax purposes) and intangible assets subject to amortization of $11.7 million were recorded as a result of this acquisition based on their preliminary estimated fair values. The final valuation of the assets acquired and liabilities assumed is expected to be completed during our fiscal year 2012. The acquisition was funded with cash from operations and with borrowings on our ABL facility in the amount of approximately $17.0 million. In addition, during the three months ended December 31, 2011, the Company completed several other individually immaterial acquisitions at an aggregate cost of approximately $12.0 million and recorded additional goodwill in the amount of $9.2 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date.

13.   Business Segments

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores which offers professional beauty supplies to both salon professionals and retail customers in North America, Puerto Rico, and parts of South America and Europe and (ii) BSG, including its franchise-based business Armstrong McCall, a full service beauty supply distributor which offers professional brands of beauty products directly to salons and salon professionals through its own sales force and professional-only stores (including franchise stores) in generally exclusive geographical territories in North America, Puerto Rico and parts of Europe.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Sales between segments, which were eliminated in consolidation, were not material during the three months ended December 31, 2011 and 2010.  Segment data for the three months ended December 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
Net sales:
Sally Beauty Supply	$536,358	$481,006
BSG	328,457	312,558
Total	$864,815	$793,564
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$101,067	$83,551
BSG	43,326	35,142
Segment operating profit	144,393	118,693
Unallocated expenses (a)	(23,072)	(18,483)
Share-based compensation expense	(8,031)	(7,838)
Interest expense (b)	(63,961)	(29,523)
Earnings before provision for income taxes	$49,329	$62,849

(a)        Unallocated expenses consist of corporate and shared costs.

(b)       For the three months ended December 31, 2011, interest expense includes a loss on extinguishment of debt of $34.6 million in connection with the Company’s December 2011 redemption of its senior notes due 2014 and senior subordinated notes due 2016 with the net proceeds of the Company’s new senior notes due 2019, issued in November 2011.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

14.   Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the condensed consolidated balance sheets as of December 31, 2011 and September 30, 2011, and the condensed consolidated statements of earnings and condensed consolidated statements of cash flows for the three months ended December 31, 2011 and 2010 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation.  The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.  Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient, as guarantor subsidiaries are 100 percent indirectly owned by the Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries are pledged under the senior term loan facilities and the ABL facility and consequently may not be available to satisfy the claims of general creditors.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$—	$44,138	$27,387	$—	$71,525
Trade accounts and accounts receivable, other, less allowance for doubtful accounts	—	—	62,697	32,265	—	94,962
Due from affiliates	87,910	2	801,454	1,230	(890,596)	—
Inventory	—	—	512,961	171,396	—	684,357
Prepaid expenses	751	251	9,810	18,285	—	29,097
Deferred income tax assets, net	(346)	—	31,661	(2,741)	—	28,574
Property and equipment, net	1	—	130,019	54,407	—	184,427
Investment in subsidiaries	(250,239)	1,931,774	331,038	—	(2,012,573)	—
Goodwill and other intangible assets, net	—	—	483,078	184,012	—	667,090
Other assets	26	21,738	5,649	5,253	—	32,666
Total assets	$(161,897)	$1,953,765	$2,412,505	$491,494	$(2,903,169)	$1,792,698

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$1	$—	$191,190	$59,091	$—	$250,282
Due to affiliates	—	742,369	89,140	59,087	(890,596)	—
Accrued liabilities	514	12,434	111,611	27,871	—	152,430
Income taxes payable	7,424	4,550	3,287	3,552	—	18,813
Long-term debt	—	1,446,856	313	10,051	—	1,457,220
Other liabilities	—	—	26,164	1,225	—	27,389
Deferred income tax liabilities, net	(1,311)	(2,205)	59,026	(421)	—	55,089
Total liabilities	6,628	2,204,004	480,731	160,456	(890,596)	1,961,223
Total stockholders’ (deficit) equity	(168,525)	(250,239)	1,931,774	331,038	(2,012,573)	(168,525)
Total liabilities and stockholders’ (deficit) equity	$(161,897)	$1,953,765	$2,412,505	$491,494	$(2,903,169)	$1,792,698

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

September 30, 2011

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$—	$22,583	$40,898	$—	$63,481
Trade accounts and accounts receivable, other, less allowance for doubtful accounts	—	—	62,749	32,777	—	95,526
Due from affiliates	59,249	3	763,741	3,597	(826,590)	—
Inventory	—	—	505,893	159,353	—	665,246
Prepaid expenses	1,233	63	11,397	13,667	—	26,360
Deferred income tax assets, net	(346)	—	31,661	(2,780)	—	28,535
Property and equipment, net	1	—	130,165	52,323	—	182,489
Investment in subsidiaries	(281,690)	1,862,684	331,346	—	(1,912,340)	—
Goodwill and other intangible assets, net	—	—	476,206	159,325	—	635,531
Other assets	—	20,411	5,650	5,371	—	31,432
Total assets	$(221,553)	$1,883,161	$2,341,391	$464,531	$(2,738,930)	$1,728,600

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$2	$—	$204,300	$57,812	$—	$262,114
Due to affiliates	—	728,546	62,846	35,198	(826,590)	—
Accrued liabilities	380	33,165	124,888	27,076	—	185,509
Income taxes payable	(1,679)	4,438	2,453	4,167	—	9,379
Long-term debt	—	1,401,855	340	10,920	—	1,413,115
Other liabilities	—	—	24,975	1,179	—	26,154
Deferred income tax liabilities, net	(1,274)	(3,153)	58,905	(3,167)	—	51,311
Total liabilities	(2,571)	2,164,851	478,707	133,185	(826,590)	1,947,582
Total stockholders’ (deficit) equity	(218,982)	(281,690)	1,862,684	331,346	(1,912,340)	(218,982)
Total liabilities and stockholders’ (deficit) equity	$(221,553)	$1,883,161	$2,341,391	$464,531	$(2,738,930)	$1,728,600

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings
Three Months Ended December 31, 2011

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$691,914	$172,901	$—	$864,815
Related party sales	—	—	800	—	(800)	—
Cost of products sold and distribution expenses	—	—	349,947	93,811	(800)	442,958
Gross profit	—	—	342,767	79,090	—	421,857
Selling, general and administrative expenses	2,704	142	226,002	64,166	—	293,014
Depreciation and amortization	—	—	11,104	4,449	—	15,553
Operating earnings (loss)	(2,704)	(142)	105,661	10,475	—	113,290
Interest income	—	—	—	(36)	—	(36)
Interest expense	—	63,786	24	187	—	63,997
Earnings (loss) before provision for income taxes	(2,704)	(63,928)	105,637	10,324	—	49,329
Provision (benefit) for income taxes	(1,001)	(24,794)	41,460	3,530	—	19,195
Equity in earnings of subsidiaries, net of tax	31,837	70,971	6,794	—	(109,602)	—
Net earnings	$30,134	$31,837	$70,971	$6,794	$(109,602)	$30,134

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings
Three Months Ended December 31, 2010

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$640,840	$152,724	$—	$793,564
Related party sales	—	—	799	—	(799)	—
Cost of products sold and distribution expenses	—	—	330,784	84,188	(799)	414,173
Gross profit	—	—	310,855	68,536	—	379,391
Selling, general and administrative expenses	1,927	(13)	214,187	56,807	—	272,908
Depreciation and amortization	—	—	10,395	3,716	—	14,111
Operating earnings (loss)	(1,927)	13	86,273	8,013	—	92,372
Interest income	—	—	(50)	(28)	—	(78)
Interest expense	—	29,388	15	198	—	29,601
Earnings (loss) before provision for income taxes	(1,927)	(29,375)	86,308	7,843	—	62,849
Provision (benefit) for income taxes	(726)	(11,393)	33,083	936	—	21,900
Equity in earnings of subsidiaries, net of tax	42,150	60,132	6,907	—	(109,189)	—
Net earnings	$40,949	$42,150	$60,132	$6,907	$(109,189)	$40,949

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2011

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash (used) provided by operating activities	$(8,993)	$(8,025)	$36,237	$24,760	$—	$43,979
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(8,536)	(5,302)	—	(13,838)
Acquisitions, net of cash acquired	—	—	(10,204)	(32,547)	—	(42,751)
Net cash used by investing activities	—	—	(18,740)	(37,849)	—	(56,589)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	929,200	—	—	—	929,200
Repayments of long-term debt	—	(908,583)	(27)	(535)	—	(909,145)
Debt issuance costs	—	(12,592)	—	—	—	(12,592)
Proceeds from exercises of stock options	8,993	—	—	—	—	8,993
Excess tax benefit from share-based compensation	—	—	4,085	—	—	4,085
Net cash provided (used) by financing activities	8,993	8,025	4,058	(535)	—	20,541
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	113	—	113
Net increase (decrease) in cash and cash equivalents	—	—	21,555	(13,511)	—	8,044
Cash and cash equivalents, beginning of period	—	—	22,583	40,898	—	63,481
Cash and cash equivalents, end of period	$—	$—	$44,138	$27,387	$—	$71,525

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2010

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash (used) provided by operating activities	$(2,874)	$(38,533)	$67,068	$2,609	$—	$28,270

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(9,765)	(5,341)	—	(15,106)
Acquisitions, net of cash acquired	—	—	(78,485)	(334)	—	(78,819)

Net cash used by investing activities	—	—	(88,250)	(5,675)	—	(93,925)

Cash Flows from Financing Activities:
Change in book cash overdraft	—	2,818	—	—	—	2,818
Proceeds from issuance of long-term debt	—	222,000	404	—	—	222,404
Repayments of long-term debt	—	(178,800)	(49)	(494)	—	(179,343)
Debt issuance costs	—	(4,667)	—	—	—	(4,667)
Proceeds from exercises of stock options	2,874	—	—	—	—	2,874
Excess tax benefit from share-based compensation	—	—	531	—	—	531
Net cash provided (used) by financing activities	2,874	41,351	886	(494)	—	44,617
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(75)	—	(75)
Net increase (decrease) in cash and cash equivalents	—	2,818	(20,296)	(3,635)	—	(21,113)
Cash and cash equivalents, beginning of period	—	20	32,975	26,499	—	59,494

Cash and cash equivalents, end of period	$—	$2,838	$12,679	$22,864	$—	$38,381

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty and its consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as well as the Risk Factors section contained in that Annual Report, and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights For the Three Months Ended December 31, 2011:

•                  Our consolidated same store sales increased by 7.1% for the three months ended December 31, 2011, compared to the three months ended December 31, 2010;

•                  Our consolidated net sales for the three months ended December 31, 2011, increased by $71.3 million, or 9.0%, to $864.8 million compared to $793.6 million for the three months ended December 31, 2010;

•                  Our consolidated gross profit for the three months ended December 31, 2011, increased by $42.5 million, or 11.2%, to $421.9 million compared to $379.4 million for the three months ended December 31, 2010. As a percentage of net sales, gross profit increased by 100 basis points to 48.8% for the three months ended December 31, 2011, compared to 47.8% for the three months ended December 31, 2010;

•                  Our consolidated operating earnings for the three months ended December 31, 2011, increased by $20.9 million, or 22.6%, to $113.3 million compared to $92.4 million for the three months ended December 31, 2010. As a percentage of net sales, operating earnings increased by 150 basis points to 13.1% for the three months ended December 31, 2011, compared to 11.6% for the three months ended December 31, 2010;

•                  Net earnings decreased by $10.8 million, or 26.4%, to $30.1 million for the three months ended December 31, 2011, compared to $40.9 million for the three months ended December 31, 2010. For the three months ended December 31, 2011, net earnings reflect charges of $34.6 million related to our redemption of our senior notes and our senior subordinated notes. As a percentage of net sales, net earnings decreased by 170 basis points to 3.5% for the three months ended December 31, 2011, compared to 5.2% for the three months ended December 31, 2010;

•                  Cash provided by operations increased by $15.7 million to $44.0 million for the three months ended December 31, 2011, compared to $28.3 million for the three months ended December 31, 2010;

•                  In November 2011, the Company acquired Kappersservice Floral B.V. and two related companies (the “Floral Group”), a 19-store distributor of professional beauty products based in the Netherlands, for approximately €22.8 million (approximately $31.2 million), subject to certain adjustments; and

•                  In December 2011, the Company redeemed its 9.25% senior notes due 2014 and its 10.50% senior subordinated notes due 2016, with the net proceeds from its November 2011 issuance of $750.0 million principal amount of 6.875% senior notes due 2019. For the three months ended December 31, 2011, interest expense includes a loss on extinguishment of debt of $34.6 million in connection with the redemption of the senior notes and the senior subordinated notes, including unamortized deferred financing costs expensed and call premiums paid.

Overview

Description of Business

We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,182 company-operated stores and supplied 181 franchised stores, primarily in North America, South America and selected European countries, as of December 31, 2011. We are the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the three months ended December 31, 2011, our consolidated net sales and operating earnings were $864.8 million and $113.3 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of December 31, 2011, Sally Beauty Supply operated 3,180 company-operated retail stores, 2,528 of which are located in the U.S. (with the remaining 652 company-operated stores located in Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain) and Sally Beauty Supply supplied 25 franchised stores located outside the U.S. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, with between 5,000 and 8,000 SKUs (primarily in the U.S. and Canada) of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as a broad selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply stores outside the U.S. and Canada vary by marketplace. For the three months ended December 31, 2011, Sally Beauty Supply’s net sales and segment operating profit were $536.4 million and $101.1 million, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S., exclusively targeting salons and salon professionals. As of December 31, 2011, BSG had 1,002 company-operated stores, supplied 156 franchised stores and had a sales force of approximately 1,125 professional distributor sales consultants in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. professional beauty sales channel. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,700 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the three months ended December 31, 2011, BSG’s net sales and segment operating profit were $328.5 million and $43.3 million, respectively.

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

•             Increasing use of exclusive-label products. We offer a broad range of exclusive-label products. As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products and, accordingly, we believe that the growth in sales of these products will likely enhance our overall gross margins. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

•             Favorable demographic and consumer trends. We expect the aging baby-boomer population to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends largely on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives in an effort to expand our market reach or to respond to changing consumer preferences. If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer.  Please see “Risk Factors — We may be unable to anticipate changes in consumer preferences and buying trends or manage our product lines and inventory commensurate with consumer demand” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

•             International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth opportunities in the international marketplace and to grow our current level of non-U.S. operations. For example, in

November 2011, we acquired the Floral Group, a 19-store distributor of professional beauty products based in the Netherlands; in December 2009, we acquired Sinelco, a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe; and, in September 2009, we acquired Intersalon, a distributor of premier beauty supply products then with 16 stores located in Chile. These acquisitions furthered our expansion plans in Europe and Latin America, key targets of the Company’s international growth initiative. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth targets. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth targets may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors — We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

•             Continuing consolidation. There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including the evaluation of opportunities to shift business from competing distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, as we announced in the fiscal year 2007, one of our largest suppliers, L’Oreal, moved a material amount of revenue out of our BSG distribution network and into regional distribution networks that compete with BSG. More recently, L’Oreal acquired distributors that compete with BSG in the Midwest, Southeast and West Coast regions of the U.S. and, as a result, L’Oreal directly competes with BSG in certain geographic areas. If L’Oreal acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that BSG will not lose further revenue over time (including within its franchise-based business) due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from L’Oreal-affiliated distribution networks. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

•             Relationships with suppliers. Sally Beauty Supply and BSG, and their respective suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses (particularly in our industry), these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with suppliers or by acquisitions of existing distributors. Although we are focused on developing new revenue and cost management initiatives, there can be no assurance that our efforts will partially or completely offset any potential loss of distribution rights in the future. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

•             High level of competition. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

•             Economic conditions. We appeal to a wide demographic consumer profile and offer a broad selection of professional beauty products sold directly to retail consumers, and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate. However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors — The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

•             Controlling expenses. Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our business structure. For example, we recently completed implementation of a $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network which has resulted in annualized cost savings of at least $14.0 million beginning in the fiscal year 2010. Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

•             Opening new stores. Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending upon the marketplace. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our business, financial condition or results of operations. Please see “Risk Factors — If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

•             Changes to our information technology systems. As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. For example, we are in the process of designing and implementing a standardized enterprise resource planning (“ERP”) system internationally, which we anticipate will be completed over the next few years. In addition, we are currently implementing a point-of-sale system upgrade program in a number of our divisions (primarily in our Sally Beauty Supply operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. Many of our systems are proprietary, and as a result our options are limited in seeking third-party help with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Significant Recent Acquisitions

On November 1, 2011, we acquired the Floral Group, a 19-store distributor of professional beauty products based in Eindhoven, the Netherlands, for approximately €22.8 million (approximately $31.2 million), subject to certain adjustments. The results of operations of the Floral Group are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective preliminary estimated fair values at the acquisition date. Goodwill of $14.9 million (which is not expected to be deductible for tax purposes) and intangible assets subject to amortization of $11.7 million were recorded as a result of this acquisition based on their preliminary estimated fair values. The final valuation of the assets acquired and liabilities assumed is expected to be completed during our fiscal year 2012. The acquisition was funded with cash from operations and with borrowings on our ABL credit facility in the amount of approximately $17.0 million. In addition, during the three months ended December 31, 2011, we completed several other individually immaterial acquisitions at an aggregate cost of approximately $12.0 million and we recorded additional goodwill in the amount of $9.2 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date.

In October 2010, we acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the mid-western region of the United States, for approximately $81.8 million, subject to certain adjustments. The results of operations of Aerial are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. Goodwill of $25.3 million (which is expected to be deductible for tax purposes) and intangible assets subject to amortization of $34.7 million were recorded as a result of this acquisition based on their preliminary estimated fair values. The acquisition was funded with borrowings in the amount of $78.0 million under our ABL facility and with cash from operations.

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

Interest Rate Swap Agreements

The Company is exposed to a wide variety of economic risks, including risks arising from changing market interest rates. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps by Sally Holdings LLC (“Sally Holdings”). The Company uses interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its senior term loan obligations. Interest payments related to our senior term loans are impacted by changes in LIBOR. The Company’s interest rate swap agreements involve the periodic receipt by Sally Holdings of amounts based on a variable rate in exchange for Sally Holdings making payments based on a fixed rate over the term of the interest rate swap agreements, without exchange of the underlying notional amount.

In May 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million. These agreements expire in May 2012 and are designated and qualify as effective cash flow hedges. Accordingly, changes in the fair value of these derivative instruments (which are adjusted quarterly) are recorded, net of income tax, in accumulated other comprehensive (loss) income until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness is recognized in interest expense in the Company’s consolidated statements of earnings. Please see “Item 3 — Quantitative and Qualitative Disclosures About Market Risk—Interest rate risk” contained in Part I of this Quarterly Report on Form 10-Q and Note 16 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for additional information about the Company’s interest rate swaps.

Foreign Currency Option, Collar and Forward Contracts

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting its net investments in subsidiaries (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. The Company’s primary exposures are to changes in the exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. The Company’s foreign currency exposures at times offset each other, providing a natural hedge against its foreign currency risk. In connection with the remaining foreign currency risk, the Company from time to time uses foreign currency options, collars and forwards to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

The Company currently uses foreign currency options and collars, including, at December 31, 2011, collars with an aggregate notional amount of $10.1 million to manage the exposure to the U.S. dollar resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The foreign currency collar agreements held by the Company at December 31, 2011 have contractual Euro to U.S. dollar exchange rates between 1.4000 and 1.4612 and expire in varying amounts monthly through September 2012. In addition, the Company currently uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At December 31, 2011, we hold: (a) a foreign currency forward which enables us to sell approximately €19.9 million ($25.8 million, at the December 31, 2011 exchange rate) at the contractual exchange rate of 1.2950, (b) foreign currency forwards which enable us to sell, in the aggregate, approximately $4.0 million Canadian dollars ($4.0 million, at the December 31, 2011 exchange rate) at the weighted average contractual exchange rate of 1.0233, (c) a foreign currency forward which enables us to sell approximately 23.8 million Mexican pesos ($1.7 million, at the December 31, 2011 exchange rate) at the contractual exchange rate of 14.016 and (d) a foreign currency forward which enables us to buy approximately £2.5 million ($3.8 million, at the December 31, 2011 exchange rate) at the contractual exchange rate of 1.5434. All the foreign currency forwards held by the Company at December 31, 2011 expire on or before March 30, 2012.

The Company’s foreign currency option, collar and forward agreements are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Please see “Item 3 — Quantitative and Qualitative Disclosures About Market Risk—Foreign currency exchange rate risk” contained in Part I of this Quarterly Report on Form 10-Q and Note 16 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for additional information about the Company’s foreign currency derivatives.

Share-Based Compensation Plans

The Company granted approximately 2.0 million and 3.0 million stock options and approximately 32,000 and 199,000 restricted share awards to its employees and consultants during the three months ended December 31, 2011 and 2010, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.3 million and $5.0 million in the three months ended December 31, 2011 and 2010, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the 2010 Plan and certain predecessor share-based plans such as the 2007 Plan. For the three months ended December 31, 2011 and 2010, total share-based compensation costs charged against earnings was $8.0 million and $7.8 million, respectively.

Non-recurring Charges

In December 2011, the Company redeemed $430.0 million aggregate principal amount outstanding of its 9.25% senior notes due 2014 and $275.0 million aggregate principal amount outstanding of its 10.50% senior subordinated notes due 2016, pursuant to the terms of the indentures governing the senior notes and the senior subordinated notes. During the three months ended December 31, 2011, the Company recorded a charge to earnings of approximately $34.6 million (including approximately $24.4 million in call premiums paid and approximately $10.2 million in unamortized deferred financing costs expensed) in connection with the redemption of the senior notes and the senior subordinated notes. This amount is included in interest expense in the Company’s consolidated statements of earnings.

Results of Operations

The following table shows the condensed results of operations of our business for the three months ended December 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	December 31,
	2011		2010
Net sales	$864,815	100.0%	$793,564	100.0%
Cost of products sold and distribution expenses	442,958	51.2%	414,173	52.2%
Gross profit	421,857	48.8%	379,391	47.8%
Total other operating costs and expenses	308,567	35.7%	287,019	36.2%
Operating earnings	113,290	13.1%	92,372	11.6%
Interest expense	63,961	7.4%	29,523	3.7%
Earnings before provision for income taxes	49,329	5.7%	62,849	7.9%
Provision for income taxes	19,195	2.2%	21,900	2.7%
Net earnings	$30,134	3.5%	$40,949	5.2%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended
	December 31,
	2011	2010
Net sales:
Sally Beauty Supply	$536,358	$481,006
BSG	328,457	312,558
Consolidated	$864,815	$793,564
Gross profit	$421,857	$379,391
Gross profit margin	48.8%	47.8%
Selling, general and administrative expenses	$293,014	$272,908
Depreciation and amortization	$15,553	$14,111
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$101,067	$83,551
BSG	43,326	35,142
Segment operating profit	144,393	118,693
Unallocated expenses (a)	(23,072)	(18,483)
Share-based compensation expense	(8,031)	(7,838)
Operating earnings	113,290	92,372
Interest expense (b)	(63,961)	(29,523)
Earnings before provision for income taxes	$49,329	$62,849
Segment operating profit margin:
Sally Beauty Supply	18.8%	17.4%
BSG	13.2%	11.2%
Consolidated operating profit margin	13.1%	11.6%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,205	3,061
BSG	1,158	1,117
Consolidated	4,363	4,178
Same store sales growth (c)
Sally Beauty Supply	8.0%	6.4%
BSG	5.0%	7.8%
Consolidated	7.1%	6.8%

(a)          Unallocated expenses consist of corporate and shared costs.

(b)         For the three months ended December 31, 2011, interest expense includes a loss on extinguishment of debt of $34.6 million, including unamortized deferred financing costs expensed and call premiums paid, in connection with the Company’s December 2011 redemption of its senior notes due 2014 and senior subordinated notes due 2016 with the net proceeds from the Company’s issuance, in November 2011, of $750.0 million principal amount of 6.875% senior notes due 2019.

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

The Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended December 31,
	2011	2010	Increase
Net sales:
Sally Beauty Supply	$536,358	$481,006	$55,352	11.5%
BSG	328,457	312,558	15,899	5.1%
Consolidated net sales	$864,815	$793,564	$71,251	9.0%

Gross profit:
Sally Beauty Supply	$289,127	$255,780	$33,347	13.0%
BSG	132,730	123,611	9,119	7.4%
Consolidated gross profit	$421,857	$379,391	$42,466	11.2%

Gross profit margin:
Sally Beauty Supply	53.9%	53.2%	0.7%
BSG	40.4%	39.5%	0.9%
Consolidated gross profit margin	48.8%	47.8%	1.0%

Net Sales

Consolidated net sales increased by $71.3 million, or 9.0%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. Company-operated Sally Beauty Supply and BSG stores that have been open for at least 14 months contributed an increase of approximately $76.6 million, or 9.7%, our Sally Beauty Supply non-store sales channels contributed an increase of approximately $15.6 million, or 2.0%, and sales through our BSG distributor sales consultants contributed an increase of approximately $11.9 million, or 1.5%. These sales increases were primarily a result of increases in unit volume. Incremental sales from businesses acquired in the preceding 12 months were approximately $33.9 million, or 4.3%, lower for the three months ended December 31, 2011, than for the three months ended December 31, 2010. Other sales channels (including sales through our BSG franchise-based businesses and from stores that have been open for less than 14 months), in the aggregate, experienced a minor increase in sales compared to the three months ended December 31, 2010. Consolidated net sales for the three months ended December 31, 2011, are inclusive of approximately $2.6 million in net negative impact from changes in foreign exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $55.4 million, or 11.5%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $46.8 million, or 9.7%, and our non-store sales channels (which include the catalog and internet sales of our Sinelco Group subsidiaries) contributed an increase of approximately $15.6 million, or 3.2%. These sales increases were primarily a result of increases in unit volume. Incremental sales from businesses acquired in the preceding 12 months were approximately $6.5 million, or 1.3%, lower for the three months ended December 31, 2011, than for the three months ended December 31, 2010. Other sales channels (including sales from stores that have been open for less than 14 months) experienced a minor decrease in sales compared to the three months ended December 31, 2010. Net sales for Sally Beauty Supply for the three months ended December 31, 2011, are inclusive of approximately $2.0 million in net negative impact from changes in foreign exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $15.9 million, or 5.1%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. In the BSG segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $29.8 million, or 9.5%, and sales through our distributor sales consultants contributed an increase of approximately $11.9 million, or 3.8%. These sales increases were primarily a result of increases in unit volume. Incremental sales from businesses acquired in the preceding 12 months were approximately $27.4 million, or 8.8%, lower for the three months ended December 31, 2011, than for the three months ended December 31, 2010. Other sales channels (including sales through our franchise-based businesses and from stores that have been open for less than 14 months), in the aggregate, experienced a minor increase in sales compared to the three months ended December 31, 2010. Net sales for BSG for the three months ended December 31, 2011, are inclusive of approximately $0.5 million in net negative impact from changes in foreign exchange rates.

Gross Profit

Consolidated gross profit increased by $42.5 million, or 11.2%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, principally due to higher sales volume and improved gross margins in both business segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $33.3 million, or 13.0%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, principally as a result of higher sales volume and improved gross margins. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 53.9% for the three months ended December 31, 2011, compared to 53.2% for the three months ended December 31, 2010. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label products and other higher-margin products) and continued benefits from low-cost sourcing initiatives.

Beauty Systems Group.  BSG’s gross profit increased by $9.1 million, or 7.4%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 40.4% for the three months ended December 31, 2011, compared to 39.5% for the three months ended December 31, 2010. This increase was principally the result of a favorable change in the sales mix across the business, product cost reduction initiatives and synergies from businesses acquired during the last 24 months.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $20.1 million, or 7.4%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (including approximately 189 additional company-operated stores added since December 31, 2010), as well as higher advertising expenses in the Sally Beauty Supply segment of $3.0 million and higher freight and distribution expenses of $1.8 million. Selling, general and administrative expenses, as a percentage of net sales, were 33.9% for the three months ended December 31, 2011, compared to 34.4% for the three months ended December 31, 2010.

Depreciation and Amortization

Consolidated depreciation and amortization was $15.6 million for the three months ended December 31, 2011, compared to $14.1 million for the three months ended December 31, 2010. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended December 31,
	2011	2010	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$101,067	$83,551	$17,516	21.0%
BSG	43,326	35,142	8,184	23.3%
Segment operating profit	144,393	118,693	25,700	21.7%
Unallocated expenses	(23,072)	(18,483)	4,589	24.8%
Share-based compensation expense	(8,031)	(7,838)	193	2.5%
Operating earnings	$113,290	$92,372	$20,918	22.6%

Consolidated operating earnings increased by $20.9 million, or 22.6%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, partially offset by higher unallocated expenses, as more fully discussed below. Operating earnings, as a percentage of net sales, increased to 13.1% for the three months ended December 31, 2011, compared to 11.6% for the three months ended December 31, 2010.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $17.5 million, or 21.0%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010.  The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by higher advertising costs of approximately $3.0 million, higher freight and distribution expenses of $1.4 million and the incremental costs related to approximately 146 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended December 31, 2011. Segment operating earnings, as a percentage of net sales, were 18.8% for the three months ended December 31, 2011, compared to 17.4% for the three months ended December 31, 2010. This increase reflects the growth in the segment’s gross margin described above, as well as a reduction in the segment’s operating expenses as a percentage of the segment’s gross profit.

Beauty Systems Group.  BSG’s segment operating earnings increased by $8.2 million, or 23.3%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. Segment operating earnings, as a percentage of net sales, increased to 13.2% for the three months ended December 31, 2011, compared to 11.2% for the three months ended December 31, 2010. This increase reflects the growth in the segment’s gross margin described above, as well as a reduction in the segment’s operating expenses as a percentage of the segment’s gross profit.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $4.6 million, or 24.8%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. This increase was due primarily to higher employee compensation and compensation-related expenses ($2.2 million), professional fees ($0.4 million) and other corporate expenses related primarily to on-going upgrades to our information technology systems ($2.0 million).

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased by $0.2 million to $8.0 million for the three months ended December 31, 2011, compared to $7.8 million for the three months ended December 31, 2010. This increase was mainly due to the incremental expenses related to, as well as the higher fair value at the grant date of, stock option awards during the three months ended December 31, 2011, compared to stock option awards during the three months ended December 31, 2010, partially offset by the impact of share-based awards that became fully vested since December 31, 2010.

Interest Expense

Interest expense increased by $34.4 million to $64.0 million for the three months ended December 31, 2011, compared to $29.5 million for the three months ended December 31, 2010. The increase in interest expense was primarily attributable to a loss on extinguishment of debt of $34.6 million in connection with our December 2011 redemption of our 9.25% senior notes due 2014 and 10.50% senior subordinated notes due 2016. This amount includes a call premium of approximately $24.4 million paid and unamortized deferred financing costs of approximately $10.2 million expensed in connection with such redemption (please see “Liquidity and Capital Resources” below).

Provision for Income Taxes

The provision for income taxes was $19.2 million and $21.9 million, and the effective income tax rate was 38.9% and 34.8%, for the three months ended December 31, 2011 and 2010, respectively. The increase in the effective tax rate was primarily due to tax benefits associated with certain intercompany transactions that resulted in the release of a valuation allowance during the period ended December 31, 2010, with no comparable items during the period ended December 31, 2011.

The annual effective tax rate for the fiscal year 2012 is currently expected to be in the range of 37.0% to 38.0%, versus a comparable actual tax rate for the full fiscal year 2011 of 36.4%.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $10.8 million, or 26.4%, to $30.1 million for the three months ended December 31, 2011, compared to $40.9 million for the three months ended December 31, 2010. Net earnings, as a percentage of net sales, were 3.5% for the three months ended December 31, 2011, compared to 5.2% for the three months ended December 31, 2010.

Financial Condition

December 31, 2011 Compared to September 30, 2011

Working capital (current assets less current liabilities) increased by $63.1 million to $482.3 million at December 31, 2011, compared to $419.1 million at September 30, 2011. The ratio of current assets to current liabilities was 2.13 to 1.00 at December 31, 2011, compared to 1.91 to 1.00 at September 30, 2011. The increase in working capital reflects an increase of $29.4 million in current assets and a decrease of $33.7 million in current liabilities. The increase in current assets as of December 31, 2011, includes an increase of $19.1 million in inventory and an increase of $8.0 million in cash and cash equivalents (please see “Liquidity and Capital Resources” below). The decrease in current liabilities includes a decrease of $33.1 million in accrued liabilities and a decrease of $11.8 million in accounts payable, partially offset by an increase of $9.4 million in income taxes payable as discussed below.

Inventory increased by $19.1 million to $684.4 million at December 31, 2011, compared to $665.2 million at September 30, 2011 due primarily to the effect of stores opened and businesses acquired in the three months ended December 31, 2011.

Accounts payable decreased by $11.8 million to $250.3 million at December 31, 2011, compared to $262.1 million at September 30, 2011 due primarily to the timing of payments to suppliers mainly in connection with recent purchases of merchandise inventory. Accrued liabilities decreased by $33.1 million to $152.4 million at December 31, 2011, compared to $185.5 million at September 30, 2011, due primarily to the timing of payments of interest on our long-term debt and employee compensation and compensation-related expenses. Income taxes payable increased by $9.4 million to $18.8 million at December 31, 2011, compared to $9.4 million at September 30, 2011, due primarily to the timing of estimated federal income tax payments and the effect of businesses acquired.

Long-term debt, including current portion, increased by $44.1 million to $1,457.2 million at December 31, 2011, compared to $1,413.1 million at September 30, 2011 due primarily to our issuance, in November 2011, of $750.0 million aggregate principal amount of our 6.875% senior notes due 2019, partially offset by our redemption, in December 2011, of $430.0 million aggregate principal amount of our then outstanding 9.25% senior notes due 2014 and $275.0 million aggregate principal amount of our then outstanding 10.50% senior subordinated notes due 2016 (Please see “Liquidity and Capital Resources” below).

Total stockholders’ deficit, for the three months ended December 31, 2011, decreased by $50.5 million primarily as a result of net earnings of $30.1 million, an increase in additional paid-in capital of $20.7 million, principally resulting from share-based compensation expense and the exercise of stock options.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for additional information on our liquidity and capital resources.

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on indebtedness incurred primarily in connection with our separation from our former parent, Alberto-Culver Company, in November 2006 and, from time to time, from funding the costs of operations, working capital, acquisitions and capital expenditures. As a holding company, we depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

In November 2010, Sally Holdings entered into a new $400 million, five-year revolving credit facility (the “new ABL facility” or the “ABL facility”) and replaced its prior ABL credit facility (the “prior ABL facility”). The terms of the new ABL facility contain a commitment fee of 0.50% on the unused portion of the facility. Borrowings under the senior term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC (“Sally Investment”), a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes. Borrowings under the

ABL facility bear interest at Prime plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. During the three months ended December 31, 2010, in connection with our termination of our prior ABL facility, we expensed approximately $1.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

In November 2011, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both wholly-owned subsidiaries of the Company, the Company and certain of its domestic subsidiaries entered into an agreement pursuant to which the Issuers sold in a private placement $750.0 million aggregate principal amount of the Issuers’ 6.875% Senior Notes due 2019 (the “Senior Notes”). The Senior Notes bear interest at an annual rate of 6.875% and were issued at par. In connection with the issuance of the Senior Notes, the Company incurred and capitalized financing costs of approximately $13.1 million. These deferred financing costs are included in other assets on our consolidated balance sheets and are being amortized over the term of the Senior Notes using the effective interest method.

In December 2011, the Issuers used the net proceeds from their issuance of the Senior Notes: (i) to redeem $430.0 million aggregate principal amount outstanding of the Issuers’ 9.25% senior notes due 2014, (ii) to redeem $275.0 million aggregate principal amount outstanding of the Issuers’ 10.50% senior subordinated notes due 2016 (together with the senior notes due 2014, the “Old Notes”), pursuant to the terms of the indentures governing the Old Notes, and (iii) to pay accrued and unpaid interest on the Old Notes, and fees and expenses incurred in connection with issuance of the Senior Notes and redemption of the Old Notes. During the three months ended December 31, 2011, in connection with the Company’s redemption of the Old Notes, the Company recorded a charge to earnings in the amount of approximately $34.6 million, including approximately $10.2 million in unamortized deferred financing costs expensed, and approximately $24.4 million in call premiums paid. This amount is included in interest expense in the Company’s consolidated statements of earnings.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance anticipated capital expenditures and potential acquisitions over the next 12 months.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2011.

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness.  The funds drawn on individual occasions during the three months ended December 31, 2011 have varied in amounts of up to $32.0 million, with total amounts outstanding ranging from zero up to $70.5 million. During the three months ended December 31, 2011, the weighted average interest rate on our borrowings under the ABL facility was 3.4%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of December 31, 2011, all borrowings under our ABL facility had been paid in full and Sally Holdings had $378.1 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We may from time to time repurchase or otherwise retire or refinance our debt (through our subsidiaries or otherwise) and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include open market repurchases of our Senior Notes, prepayments of our term loan B or other retirements or refinancing of outstanding debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

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

Under the agreements and indenture governing the senior term loan facilities and the Senior Notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of December 31, 2011, its consolidated interest coverage ratio exceeded 2.0 to 1.0.  Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indenture.

Under our ABL facility, we may pay dividends and make other equity distributions if availability under the facility exceeds certain thresholds and no default then exists under the facility. For dividends and distributions up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such dividend and distribution. For dividends in excess of that amount, we must maintain that same availability and our fixed charge coverage ratio must exceed 1.10 to 1.00. As of December 31, 2011, we met all of these conditions. As of December 31, 2011, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $513.9 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s 6.875% Senior Notes indenture contain customary cross-default and/or cross-acceleration provisions.

On November 1, 2011, we acquired the Floral Group, a 19-store distributor of professional beauty products based in Eindhoven, the Netherlands, for approximately €22.8 million (approximately $31.2 million), subject to certain adjustments. The results of operations of the Floral Group are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective preliminary estimated fair values at the acquisition date. The final valuation of the assets acquired and liabilities assumed is expected to be completed during our fiscal year 2012. The acquisition was funded with cash from operations and with borrowings on our ABL facility in the amount of approximately $17.0 million. At December 31, 2011, all borrowings under our ABL facility had been paid in full.

Historical Cash Flows

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the three months ended December 31, 2011 and 2010. Historically, our primary use of cash has been for acquisitions, capital expenditures and repayments of debt. The following table shows our sources and uses of funds for the three months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended December 31,
	2011	2010
Net cash provided by operating activities	$43,979	$28,270
Net cash used by investing activities	(56,589)	(93,925)
Net cash provided by financing activities	20,541	44,617
Effect of foreign exchange rates on cash and cash equivalents	113	(75)
Net increase (decrease) in cash and cash equivalents	$8,044	$(21,113)

Net Cash Provided by Operating Activities

Net cash provided by operating activities (which excludes cash used for acquisitions completed during the period) during the three months ended December 31, 2011 increased by $15.7 million to $44.0 million, compared to $28.3 million during the three months ended December 31, 2010. The increase was primarily due to an improvement of approximately $20.9 million in operating earnings, partially offset by an increase in excess tax benefits from share-based compensation of $3.6 million and changes in accounts payable and accrued liabilities of $2.9 million for the three months ended December 31, 2011, compared to the three months ended December 31, 2010.

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2011 decreased by $37.3 million to $56.6 million, compared to $93.9 million during the three months ended December 31, 2010 primarily due to a decrease of $36.1 million in cash used for acquisitions, net of cash acquired.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $24.1 million to $20.5 million during the three months ended December 31, 2011, compared to $44.6 million during the three months ended December 31, 2010. This change was primarily due to cash used to redeem, in December 2011, our 9.25% senior notes due 2014 and our 10.50% senior subordinated notes due 2016 in the aggregate amount of $729.4 million, including a call premium paid to redeem such notes of $24.4 million, and by net borrowings in our ABL facility in the three months ended December 31, 2010 of $43.2 million with no comparable amount in 2011, as well as an increase in debt issuance costs paid of $7.9 million during the three months ended December 31, 2011, compared to the three months ended December 31, 2010. This decrease was partially offset by proceeds from the issuance, in

November 2011, of our 6.875% Senior Notes of $750.0 million (please see “Liquidity and Capital Resources” above) and an increase in proceeds from exercises of stock options of $6.1 million.

Credit Facilities

In November 2011, two wholly-owned subsidiaries of the Company, the Company and certain of its domestic subsidiaries entered into an agreement pursuant to which the Issuers sold in a private placement $750.0 million aggregate principal amount of the Issuers’ 6.875% Senior Notes due 2019. The Senior Notes bear interest at an annual rate of 6.875% and were issued at par. The Issuers used the net proceeds from the Senior Notes to redeem, in December 2011, their 9.25% senior notes due 2014 and their 10.50% senior subordinated notes due 2016.

In December 2011, the Company and Sally Investment entered into certain supplemental indenture and joinder agreements providing that the Company and Sally Investment will fully and unconditionally guarantee the obligations of Sally Holdings and/or Sally Capital Inc. under: (i) the indenture governing the Senior Notes, (ii) the credit agreement governing the senior term loan facilities and (iii) the credit agreement governing the ABL facility.

Capital Requirements

During the three months ended December 31, 2011, capital expenditures were $13.9 million. For fiscal year 2012, we anticipate total capital expenditures in the range of approximately $65.0 million to $70.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

In November 2011, the Company and certain of its subsidiaries issued $750.0 million aggregate principal amount of the Company’s 6.875% Senior Notes due 2019. The Company used the net proceeds from the Senior Notes to redeem, in December 2011, its 9.25% senior notes due 2014 and 10.50% senior subordinated notes due 2016. Accordingly, the Company’s long-term debt obligations by future payment dates, including interest, at December 31, 2011 are as follows (in thousands): less than 1 year - $54,592; 1-3 years - $823,887; 3-5 years - $104,720; more than 5 years - $913,563 and total - $1,896,762.

There have been no other material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2011.

Off-Balance Sheet Financing Arrangements

At December 31, 2011 and September 30, 2011, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs. Such letters of credit totaled $19.1 million and $16.0 million at December 31, 2011 and September 30, 2011, respectively.

Inflation

We believe that inflation currently does not have a material effect on our results of operations.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements. Actual results may differ from these estimates. We believe these estimates and assumptions are reasonable. We consider accounting policies to be critical when they require us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and when different estimates that our management reasonably could have used have a material effect on the presentation of our financial condition, changes in financial condition or results of operations.

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, include but are not limited to the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, assessment of long-lived assets and intangible assets with definite lives for impairment and share-based payments. There have been no material changes to our critical accounting policies, estimates or assumptions since September 30, 2011.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28 which amended Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”). This amendment modified the goodwill impairment test for reporting units with a zero or negative carrying amount, by requiring that Step 2 of the goodwill impairment test be performed for such reporting units if it is more likely than not that an impairment of goodwill exists. The Company adopted this amendment during the first quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29 which amended ASC Topic 805, Business Combinations. This amendment requires that a public company that enters into business combinations that are material on an individual or aggregate basis disclose certain pro-forma information for the current and the immediately preceding fiscal year. This amendment also expands the supplemental pro-forma disclosures to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to such business combination or business combinations. The Company adopted this amendment during the first quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2011, the FASB issued ASU No. 2011-05 which amended ASC Topic 220, Comprehensive Income (“ASC 220”). This amendment, which must be applied retrospectively, will allow an entity the option to present the components of net income, as well as total comprehensive income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate consecutive statements. This amendment also eliminates the option to present the components of other comprehensive income in the statement of stockholders’ equity but does not change the items that must be reported. In addition, in December 2011, the FASB issued ASU No. 2011-12 which further amended ASC 220. More specifically, this amendment provided for deferral, until further action by the FASB, of the effective date for changes to the presentation of reclassifications of items out of accumulated other comprehensive income required by ASU No. 2011-05. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is permitted.

In September 2011, the FASB issued ASU No. 2011-08 which amended ASC 350. This amendment will allow an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of a reporting unit in connection with the goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This amendment is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early application is permitted.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting our net investments in subsidiaries and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. For the fiscal years 2011, 2010 and 2009, approximately 18%, 18% and 16%, respectively, of our net sales were made in currencies other than the U.S. dollar. For the three months ended December 31, 2011, our consolidated net sales reflect approximately $2.6 million in negative impact from changes in foreign currency exchange rates and other comprehensive income reflects $1.9 million in negative foreign currency translation adjustments. Fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted consolidated net sales by approximately 1.8% in the three months ended December 31, 2011 and would have impacted consolidated net assets by approximately 2.6% at December 31, 2011, without considering the effect of any foreign currency derivative agreements we may have from time to time.

The Company uses foreign currency options and collars, including, at December 31, 2011, collars with an aggregate notional amount of $10.1 million to manage the exposure to the U.S. dollar resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The foreign currency collar agreements held by the Company at December 31, 2011 have contractual Euro to U.S. dollar exchange rates between 1.4000 and 1.4612 and expire in varying amounts monthly through September 2012.

In addition, the Company currently uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At December 31, 2011, we hold: (a) a foreign currency forward which enables us to sell approximately €19.9 million ($25.8 million, at the December 31, 2011 exchange rate) at the contractual exchange rate of 1.2950, (b) foreign currency forwards which enable us to sell, in the aggregate, approximately $4.0 million Canadian dollars ($4.0 million, at the December 31, 2011 exchange rate) at the weighted average contractual exchange rate of 1.0233, (c) a foreign currency forward which enables us to sell approximately 23.8 million Mexican pesos ($1.7 million, at the December 31, 2011 exchange rate) at the contractual exchange rate of 14.016 and (d) a foreign currency forward which enables us to buy approximately £2.5 million ($3.8 million, at the December 31, 2011 exchange rate) at the contractual exchange rate of 1.5434. All the foreign currency forwards held by the Company at December 31, 2011 expire on or before March 30, 2012.

Our foreign currency option, collar and forward agreements are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. For the three months ended December 31, 2011, selling, general and administrative expenses reflect net gains of $1.7 million, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives.

Interest rate risk

We and certain of our subsidiaries are subject to interest rate market risk principally in connection with borrowings under our term loan B and ABL credit facilities.

Based on the approximately $696.9 million of aggregate borrowings under our term loan B and ABL credit facilities as of December 31, 2011, a change in the estimated interest rate up or down by 1/8% would increase or decrease earnings before provision for income taxes by approximately $0.9 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the term loan B and ABL credit facilities may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures.

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

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base. We believe our allowance for doubtful accounts, as of December 31, 2011, is sufficient to cover customer credit risks.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2011, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries as of December 31, 2011. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in that report are not the only risks facing our company.

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

4.6	Assumption Agreement, dated as of December 20, 2011 made by Sally Beauty Holdings, Inc. in favor of Merrill Lynch Capital Corporation, as collateral agent and as administrative agent*†

4.7

Credit Agreement dated as of November 12, 2010 among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as domestic borrowers, Beauty Systems Group (Canada), Inc., as Canadian borrower, SBH Finance B.V., as foreign borrower, the guarantors from time to time party hereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, the other lenders party hereto, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Capital Finance, LLC, as syndication agent, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint book managers, which is incorporated herein by reference from Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q filed on February 3, 2011

4.8

Security Agreement by Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as the domestic borrowers and the other domestic borrowers and domestic guarantors party hereto from time to time and Bank of America, N.A. as collateral agent dated as of November 12, 2010, which is incorporated herein by reference from Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q filed on February 3, 2011

4.9

Security Agreement by Beauty Systems Group (Canada), Inc., as the Canadian borrower and Bank of America, N.A., (acting through its Canada branch), as Canadian agent dated as of November 12, 2010, which is incorporated herein by reference from Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q filed on February 3, 2011

4.10

Joinder to Loan Documents, dated as of December 20, 2011, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Bank of America, N.A., as administrative agent and as collateral agent*

4.11

Indenture, dated as of November 8, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011

4.12

First Supplemental Indenture, dated as of December 20, 2011, among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC, Sally Holdings LLC, Sally Capital Inc., each existing Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association*

4.13

Registration Rights Agreement, dated as of November 8, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 9, 2011

10.1

Purchase Agreement, dated as of November 3, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011

10.2	Release and Separation Agreement between Bennie Lowery and the Corporation dated as of January 3, 2012*

10.3	Form of Option Exercise Period Extension and Restricted Stock Vesting Extension Agreement*

10.4	Consulting Agreement between Diversely Specialized, Inc. and the Corporation dated as of January 3, 2012*

10.5	Form of Sally Beauty Holdings, Inc. 2012 Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on November 16, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty*

101

Pursuant to Rule 406T of Regulation S-T, the following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements.

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

Date: February 2, 2012

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer