Form 10-Q
period 2012-03-31
Sally Beauty Holdings, Inc.
filed 2012-05-03
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2012

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

As of April 26, 2012, there were 187,209,678 shares of the issuer’s common stock outstanding.

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

•             the possibility of material interruptions in the supply of products by our manufacturers or third-party distributors;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of March 31, 2012 and September 30, 2011, the consolidated statements of earnings for the three and six months ended March 31, 2012 and 2011, and the consolidated statements of cash flows for the six months ended March 31, 2012 and 2011 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net sales	$889,281	$801,805	$1,754,096	$1,595,369
Cost of products sold and distribution expenses	452,495	409,991	895,453	824,164
Gross profit	436,786	391,814	858,643	771,205
Selling, general and administrative expenses	289,189	271,381	582,203	544,289
Depreciation and amortization	15,940	14,777	31,493	28,888
Operating earnings	131,657	105,656	244,947	198,028
Interest expense	22,355	27,793	86,316	57,316
Earnings before provision for income taxes	109,302	77,863	158,631	140,712
Provision for income taxes	41,489	28,585	60,684	50,485
Net earnings	$67,813	$49,278	$97,947	$90,227

Net earnings per share:
Basic	$0.36	$0.27	$0.53	$0.49
Diluted	$0.35	$0.26	$0.51	$0.48

Weighted average shares:
Basic	186,335	182,831	185,514	182,644
Diluted	191,684	187,724	190,662	187,431

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31,	September 30,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,810	$63,481
Trade accounts receivable, less allowance for doubtful accounts of $2,374 at March 31, 2012 and $2,086 at September 30, 2011	56,000	61,996
Accounts receivable, other	37,073	33,530
Inventory	689,367	665,246
Prepaid expenses	25,492	26,360
Deferred income tax assets, net	28,588	28,535
Total current assets	901,330	879,148
Property and equipment, net of accumulated depreciation of $336,530 at March 31, 2012 and $317,677 at September 30, 2011	187,393	182,489
Goodwill	532,833	505,873
Intangible assets, excluding goodwill, net of accumulated amortization of $52,210 at March 31, 2012 and $45,467 at September 30, 2011	135,981	129,658
Other assets	32,395	31,432
Total assets	$1,789,932	$1,728,600
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$2,096	$3,004
Accounts payable	250,265	262,114
Accrued liabilities	167,264	185,509
Income taxes payable	2,865	9,379
Total current liabilities	422,490	460,006
Long-term debt	1,354,068	1,410,111
Other liabilities	26,530	26,154
Deferred income tax liabilities, net	56,057	51,311
Total liabilities	1,859,145	1,947,582
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 187,040 and 184,502 shares issued and 186,707 and 184,057 shares outstanding at March 31, 2012 and September 30, 2011, respectively	1,867	1,841
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	721,037	681,256
Accumulated deficit	(781,358)	(879,305)
Treasury stock, 15 shares at March 31, 2012 and September 30, 2011, at cost	(103)	(103)
Accumulated other comprehensive loss, net of tax	(10,656)	(22,671)
Total stockholders’ deficit	(69,213)	(218,982)
Total liabilities and stockholders’ deficit	$1,789,932	$1,728,600

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net earnings	$97,947	$90,227
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,493	28,888
Share-based compensation expense	10,976	10,275
Amortization of deferred financing costs	2,992	3,495
Excess tax benefit from share-based compensation	(9,124)	(776)
Net loss (gain) on disposal of property and equipment	5	(1,504)
Net loss on extinguishment of debt	35,145	1,741
Deferred income taxes	(285)	509
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	8,076	1,288
Accounts receivable, other	(2,805)	(9,462)
Inventory	(10,631)	(12,671)
Prepaid expenses	1,463	(670)
Other assets	1,121	44
Accounts payable and accrued liabilities	(30,440)	9,632
Income taxes payable	1,838	1,886
Other liabilities	319	2,723
Net cash provided by operating activities	138,090	125,625
Cash Flows from Investing Activities:
Capital expenditures	(27,047)	(29,370)
Proceeds from sale of property and equipment	91	145
Acquisitions, net of cash acquired	(43,154)	(81,170)
Net cash used by investing activities	(70,110)	(110,395)
Cash Flows from Financing Activities:
Change in book cash overdraft	—	2,516
Proceeds from issuance of long-term debt	929,200	379,505
Repayments of long-term debt	(1,010,474)	(397,221)
Debt issuance costs	(15,191)	(5,284)
Proceeds from exercises of stock options	20,111	3,807
Excess tax benefit from share-based compensation	9,124	776
Net cash used by financing activities	(67,230)	(15,901)
Effect of foreign exchange rate changes on cash and cash equivalents	579	279
Net increase (decrease) in cash and cash equivalents	1,329	(392)
Cash and cash equivalents, beginning of period	63,481	59,494
Cash and cash equivalents, end of period	$64,810	$59,102

Supplemental Cash Flow Information:
Interest paid (a)	$77,819	$51,311
Income taxes paid	$60,746	$50,249

(a) For the six months ended March 31, 2012, interest paid includes $24.4 million in call premiums paid upon the redemption of certain notes.

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

Basis of Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2012 and September 30, 2011, its consolidated results of operations for the three and six months ended March 31, 2012 and 2011, and its consolidated cash flows for the six months ended March 31, 2012 and 2011.

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

In May 2011, the FASB issued ASU No. 2011-04 which amended ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). This amendment changed the title of ASC 820 to “Fair Value Measurement” and adopted fair value measurement and disclosure guidance that is generally consistent with the corresponding International Financial Reporting Standards (“IFRS”) guidance. More specifically, this amendment changed certain requirements for measuring fair value or for disclosing

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

information about fair value measurements or, alternatively, clarified the FASB’s intent about the application of existing fair value measurement and disclosure guidance. The Company adopted this amendment during the second quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08 which amended ASC 350. This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of a reporting unit in connection with the goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. As permitted, the Company adopted this amendment during the second quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Accounting Changes

The Company made no accounting changes during the six months ended March 31, 2012.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at March 31, 2012 (in thousands):

	As of March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forwards (a)	$7	—	$7	—
Foreign currency collars (a)	327	—	327	—
Total assets	$334	—	$334	—
Liabilities
Long-term debt (b)(c)	$1,404,914	$798,750	$606,164	—
Hedged interest rate swaps (a)	1,678	—	1,678	—
Foreign currency forwards (a)	86	—	86	—
Total liabilities	$1,406,678	$798,750	$607,928	—

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

(b)         Long-term debt, which is carried at amortized cost in the Company’s consolidated financial statements, is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates, except for the senior and senior subordinated notes (prior to their December 2011 redemption) and the 6.875% senior notes due 2019 (the “new senior notes”). The senior and senior subordinated notes (prior to their December 2011 redemption) were, and the new senior notes are, valued using unadjusted quoted market prices for such debt securities. Please see Note 9 for more information about the Company’s debt.

(c)          In November 2011, the Company, through certain of its domestic subsidiaries, issued $750.0 million aggregate principal amount of the Company’s new senior notes. In December 2011, the Company redeemed its senior notes due 2014 and its senior subordinated notes due 2016 with the net proceeds from the new senior notes. Please see Note 9 for more information about the Company’s debt.

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

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net earnings	$67,813	$49,278	$97,947	$90,227
Total weighted average basic shares	186,335	182,831	185,514	182,644
Dilutive securities:
Stock option and stock award programs	5,349	4,893	5,148	4,787
Total weighted average diluted shares	191,684	187,724	190,662	187,431
Net earnings per share:
Basic	$0.36	$0.27	$0.53	$0.49
Diluted	$0.35	$0.26	$0.51	$0.48

At March 31, 2012, options to purchase 44,340 and 1,964,831 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended March 31, 2012, respectively, since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including unrecognized compensation expense, exceeds the average price per share for the period. At March 31, 2011, all outstanding options to purchase shares of the Company’s common stock were dilutive.

6.   Comprehensive Income and Accumulated Other Comprehensive (Loss) Income

Comprehensive income consists of net earnings, foreign currency translation adjustments and deferred gain on interest rate swaps as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net earnings	$67,813	$49,278	$97,947	$90,227
Other comprehensive income adjustments:
Foreign currency translation adjustments (a)	10,975	11,324	9,095	12,015
Deferred gain on interest rate swaps (b)	1,425	1,308	2,920	2,837
Comprehensive income	$80,213	$61,910	$109,962	$105,079

(a)         There were no income tax amounts related to foreign currency translation adjustments recorded in other comprehensive income for the three and six months ended March 31, 2012 and 2011.

(b)         Amounts are net of income tax of $0.9 million and $0.8 million for the three months ended March 31, 2012 and 2011; and net of income tax of $1.9 million and $1.8 million for the six months ended March 31, 2012 and 2011, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The components of accumulated other comprehensive loss, net of tax, as of March 31, 2012 and September 30, 2011 are as follows (in thousands):

	March 31, 2012	September 30, 2011
Cumulative foreign currency translation adjustments (a)	$(9,629)	$(18,724)
Deferred (losses) on interest rate swaps, net of tax (b)	(1,027)	(3,947)
Total accumulated other comprehensive loss, net of tax	$(10,656)	$(22,671)

(a)         There were no income tax amounts related to foreign currency translation adjustments at March 31, 2012 and September 30, 2011.

(b)         Amounts are net of income tax of $0.7 million and $2.5 million at March 31, 2012 and September 30, 2011, respectively. Please see Note 10 for more information about the Company’s interest rate swaps.

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

The Company granted approximately 2.0 million and 3.0 million stock options and approximately 32,000 and 199,000 restricted share awards to its employees and consultants during the six months ended March 31, 2012 and 2011, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.3 million and $5.0 million in the six months ended March 31, 2012 and 2011, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”) and certain predecessor share-based compensation plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”). In addition, the Company granted approximately 26,000 and 43,000 restricted stock units to its non-employee directors during the six months ended March 31, 2012 and 2011, respectively.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for the periods presented for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Share-based compensation expense	$2,945	2,437	$10,976	$10,275
Income tax benefit related to share-based compensation expense	$1,143	946	$4,259	$3,987

Stock Options

Each option has an exercise price that equals the closing market price of the Company’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four-year period and are generally subject to forfeiture until the vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan and certain predecessor share-based compensation plans such as the 2007 Plan.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s stock option awards for the six months ended March 31, 2012:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2011	13,778	$8.50	6.8	$111,571
Granted	1,979	19.21
Exercised	(2,528)	7.96
Forfeited or expired	(113)	10.48
Outstanding at March 31, 2012	13,116	$10.21	6.9	$191,413

Exercisable at March 31, 2012	7,023	$8.29	5.7	$115,978

The following table summarizes information about stock options under the Company’s share-based compensation plans at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2012 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2012 (in Thousands)	Weighted Average Exercise Price
$ 2.00 — 5.24	2,007	5.7	$4.72	1,402	$4.49
$ 7.42 — 19.21	11,109	7.1	11.20	5,621	9.23
Total	13,116	6.9	$10.21	7,023	$8.29

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

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Six Months Ended March 31,
	2012	2011
Expected life (in years)	5.0	5.0
Expected volatility	58.4%	59.0%
Risk-free interest rate	1.1%	1.1%
Dividend yield	0.0%	0.0%

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company who have been granted stock options. The expected volatility used for awards made during the six months ended March 31, 2012, reflects the average volatility for the Company’s common stock. For awards made prior to the fiscal year 2012, the expected volatility used was derived using the average volatility of both the Company and similar companies (based on industry sector) since it was not practicable to estimate the Company’s expected volatility on a stand-alone basis due to a lack of sufficient trading history. The risk-free interest rate is based on the five-year zero-coupon U.S. Treasury notes as of the date of the grant. Since the Company does not currently expect to pay dividends, the dividend yield used is 0%.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The weighted average fair value of the stock options issued to the Company’s grantees at the date of grant in the six months ended March 31, 2012 and 2011 was $9.60 and $5.74 per option, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2012 was $31.7 million. Cash proceeds from these option exercises were $20.1 million and the income tax benefit realized from these option exercises was $12.3 million.

At March 31, 2012, approximately $19.8 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.7 years.

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

The following table presents a summary of the activity for the Company’s restricted stock awards for the six months ended March 31, 2012:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2011	445	$9.12	3.1
Granted	32	19.21
Vested	(144)	8.70
Forfeited	—	—
Unvested at March 31, 2012	333	$10.27	2.7

At March 31, 2012, approximately $2.2 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 2.7 years.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s RSUs for the six months ended March 31, 2012:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2011	—	$—	—
Granted	26	19.21
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2012	26	$19.21	0.5

At March 31, 2012, approximately $0.2 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.5 years.

8.   Goodwill and Intangible Assets

The change in the carrying amounts of goodwill by operating segment for the six months ended March 31, 2012 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2011	$75,536	$430,337	$505,873
Additions and purchase price adjustments (a)	14,982	9,189	24,171
Foreign currency translation	510	2,279	2,789
Balance at March 31, 2012	$91,028	$441,805	$532,833

(a)         Please see Note 12 for additional information about businesses acquired.

The Company performs its goodwill impairment test during the second quarter of its fiscal year. As permitted, the Company adopted the provisions of ASU 2011-08 in connection with its goodwill impairment test for the fiscal year 2012. There were no goodwill impairment losses recognized in our financial statement in the current or prior periods presented.

The following table provides the carrying value for intangible assets with indefinite lives, excluding goodwill, and the gross carrying value and accumulated amortization for intangible assets subject to amortization by operating segment at March 31, 2012 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at March 31, 2012:
Intangible assets with indefinite lives:
Trade names	$27,666	$27,421	$55,087
Total	27,666	27,421	55,087
Intangible assets subject to amortization:
Gross carrying amount	27,028	106,076	133,104
Accumulated amortization	(8,172)	(44,038)	(52,210)
Net value	18,856	62,038	80,894
Total intangible assets, excluding goodwill, net	$46,522	$89,459	$135,981

As described in Note 12, during the six months ended March 31, 2012, intangible assets subject to amortization in the amount of $11.8 million were recorded in connection with the Company’s November 2011 acquisition of Kappersservice Floral B.V. and two related companies (together, the “Floral Group”) based on their estimated fair values.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Amortization expense was $3.6 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively; and $6.7 million and $6.1 million for the six months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2012	$6,935
2013	12,311
2014	11,914
2015	11,392
2016	10,244
Thereafter	28,098
$80,894

9.   Short-term Borrowings and Long-term Debt

Details of long-term debt are as follows (in thousands):

	As of March 31, 2012	Maturity Dates	Interest Rates
ABL facility	$—	Nov. 2015	(i) Prime plus (1.25% to 1.75%) or; (ii) LIBOR plus (2.25% to 2.75%)
Term loan B	596,856	Nov. 2013	(i) Prime plus (1.25% to 1.50%) or; (ii) LIBOR plus (2.25% to 2.50%) (a)
Senior notes	750,000	Nov. 2019	6.875%
Other (b)	3,214	2012-2015	4.05% to 5.79%
Total	$1,350,070

Capital leases and other	$6,094
Less: current portion	(2,096)
Total long-term debt	$1,354,068

(a)                           At March 31, 2012, the contractual interest rate for the term loan B is 2.49%. The interest rate on $300.0 million of principal outstanding under this loan is fixed by interest rate swaps which expire in May 2012.

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

In November 2010, Sally Holdings entered into a new $400 million, five-year revolving credit facility (the “new ABL facility” or the “ABL facility”) and terminated its prior ABL credit facility (the “prior ABL facility”). The terms of the new ABL facility contain a commitment fee of 0.50% on the unused portion of the facility. Borrowings under the senior term loan facilities and the ABL facility are secured by substantially all of our assets, those of Sally Investment, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries and, in the case of the ABL facility, those of our Canadian subsidiaries and a pledge of certain intercompany notes. Borrowings under the ABL facility bear interest at Prime plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. In connection with our termination of the prior ABL facility we expensed approximately $1.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

In November 2011, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both wholly-owned subsidiaries of the Company, the Company and certain of its domestic subsidiaries entered into an agreement pursuant to which the Issuers sold in a private placement $750.0 million aggregate principal amount of the Issuers’ 6.875% Senior Notes due 2019 (the “Senior

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Notes”). The Senior Notes bear interest at an annual rate of 6.875% and were issued at par. In connection with the issuance of the Senior Notes, the Company incurred and capitalized financing costs of approximately $15.2 million. These deferred financing costs are included in other assets on our consolidated balance sheets and are being amortized over the term of the Senior Notes using the effective interest method. The Company intends to exchange the Senior Notes for notes that will be registered pursuant to a registration statement filed with the SEC in February 2012 and will otherwise be identical to the Senior Notes. The Company expects to complete such exchange during the third quarter of its fiscal year 2012.

In December 2011, the Issuers used the net proceeds from their issuance of the Senior Notes: (i) to redeem $430.0 million aggregate principal amount outstanding of the Issuers’ 9.25% senior notes due 2014, (ii) to redeem $275.0 million aggregate principal amount outstanding of the Issuers’ 10.50% senior subordinated notes due 2016 (together with the senior notes due 2014, the “Old Notes”), pursuant to the terms of the indentures governing the Old Notes, and (iii) to pay accrued and unpaid interest on the Old Notes, and fees and expenses incurred in connection with issuance of the Senior Notes and redemption of the Old Notes. In connection with our redemption of the Old Notes we recorded a charge to earnings in the amount of approximately $34.6 million, including approximately $24.4 million in call premiums paid and approximately $10.2 million in unamortized deferred financing costs expensed. This amount is included in interest expense in the Company’s consolidated statements of earnings.

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

During the six months ended March 31, 2012, the Company made optional prepayments in the aggregate amount of $100.0 million on the senior term loan B facility. In connection with such prepayments the Company expensed approximately $0.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

The Senior Notes are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company who had guaranteed obligations under Sally Holdings’ senior credit facilities, existing notes and other indebtedness outstanding prior to issuance of the Senior Notes. Interest on the Senior Notes is payable semi-annually. The Senior Notes carry optional redemption features whereby the Company has the option to redeem the notes, in whole or in part, on or after November 15, 2017 at par, plus accrued and unpaid interest; and on or after November 15, 2015 at par plus a premium declining ratably to par, plus accrued and unpaid interest. Prior to November 15, 2015, the notes may be redeemed, in whole or in part, at a redemption price equal to par plus a make-whole premium as provided in the indenture, plus accrued and unpaid interest. In addition, on or prior to November 15, 2014, the Company has the right to redeem at par plus a specified premium, plus accrued and unpaid interest, up to 35% of the aggregate principal amount of notes originally issued, subject to certain limitations, with the proceeds from certain kinds of equity offerings, as defined in the indenture.

The agreements underlying the Company’s credit facilities, including the indenture governing the Senior Notes, contain terms which significantly restrict the ability of Sally Beauty’s subsidiaries to pay dividends or otherwise transfer assets to Sally Beauty. Please see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, for additional information about the Company’s credit facilities.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Maturities of the Company’s long-term debt are as follows as of March 31, 2012 (in thousands):

Twelve months ending March 31:
2013	$1,328
2014	598,064
2015	678
2016	—
2017	—
Thereafter	750,000
$1,350,070
Capital leases and other	6,094
Less: current portion	(2,096)
Total	$1,354,068

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

Under the credit agreement and/or indenture governing the senior term loans and the Senior Notes, Sally Holdings and its subsidiaries may not make certain restricted payments, including dividends and other restricted payments to us, if a default then exists under the credit agreement and/or the indenture or, in the case of the senior term loans, if Sally Holdings’ consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of such restricted payment. As of March 31, 2012, Sally Holdings’ consolidated interest coverage ratio was approximately 5.7 to 1.0. In addition, Sally Holdings and its subsidiaries may not make certain restricted payments, including dividends and other restricted payments, to us if at the time of such restricted payment Sally Holdings’ indebtedness had reached certain limitations specified in the indenture governing the Senior Notes. Further, the aggregate amount of restricted payments Sally Holdings and its subsidiaries are able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and/or the indenture.

Under our ABL facility, Sally Holdings may pay dividends and make other equity distributions to us if availability under the facility exceeds certain thresholds and no default then exists under the facility. For dividends and distributions up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such dividend and distribution. For dividends in excess of that amount, it must maintain that same borrowing availability and its fixed-charge coverage ratio must exceed 1.1 to 1.0. As of March 31, 2012, its fixed-charge coverage ratio was approximately 3.4 to 1.0. As of March 31, 2012, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $552.3 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s Senior Notes indenture contain customary cross-default and/or cross-acceleration provisions.

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

The Company uses foreign currency options, collars and forwards, as part of its overall economic risk management strategy, to fix the amount of certain foreign assets and obligations relative to its functional and reporting currency (the U.S. dollar) or to add stability to cash flows resulting from its net investments (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. The Company’s foreign currency exposures at times offset each other thus

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

providing a natural hedge against its foreign currency risk. In connection with the remaining foreign currency risk, the Company uses foreign currency options, collars and forwards to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows thus limiting the potential fluctuations in such cash flows as a result of foreign currency market movements.

As of March 31, 2012, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million. These agreements expire in May 2012 and are designated and qualify as effective cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, changes in the fair value of these derivative instruments (which are adjusted quarterly) are recorded, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the hedged obligation is settled or the swap agreements expire, whichever is earlier. Any hedge ineffectiveness, as this term is used in ASC 815, is recognized in interest expense in our consolidated statements of earnings. No hedge ineffectiveness on cash flow hedges was recognized during the six months ended March 31, 2012 or 2011.

Amounts reported in OCI related to interest rate swaps are reclassified into interest expense, as a yield adjustment, in the same period in which interest on hedged variable-rate debt obligations affects earnings. Interest expense resulting from such reclassifications was $2.5 million during each of the three months ended March 31, 2012 and 2011; and $5.1 million and $5.0 million during the six months ended March 31, 2012 and 2011, respectively. The entire amount reported in OCI ($1.7 million, before income tax) as of March 31, 2012 will be reclassified into interest expense by May 2012.

Non-designated Cash Flow Hedges

The Company uses foreign currency options and collars including, at March 31, 2012, collars with an aggregate notional amount of $7.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The foreign currency collar agreements held by the Company at March 31, 2012, have contractual Euro to U.S. dollar exchange rates between 1.4000 and 1.4612 and expire in varying amounts monthly through September 2012.

In addition, the Company currently uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At March 31, 2012, we hold: (a) a foreign currency forward which enables us to sell approximately €26.2 million ($35.0 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 1.331, (b) a foreign currency forward which enables us to sell approximately $2.0 million Canadian dollars ($2.0 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 0.9989, (c) a foreign currency forward which enables us to buy approximately $2.7 million Canadian dollars ($2.7 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 0.9988, (d) a foreign currency forward which enables us to sell approximately 19.3 million Mexican pesos ($1.5 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 12.849 and (e) a foreign currency forward which enables us to buy approximately £0.6 million ($1.0 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 1.590. All foreign currency forwards held by the Company at March 31, 2012 expire on or before June 1, 2012.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net losses of $1.3 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively; and net gains of $0.4 million and net losses of $0.4 million for the six months ended March 31, 2012 and 2011, respectively, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2012 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of March 31, 2012		As of March 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Accrued liabilities	$1,678
Total derivatives designated as hedging instruments		$—		$1,678

Derivatives not designated as hedging instruments:
Foreign Currency Collars and Forwards	Prepaid expenses	$334	Accrued liabilities	$86
Total derivatives not designated as hedging instruments		$334		$86

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended March 31, 2012 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the

Statement of Earnings for the

Three Months Ended March 31, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$1,425	Interest expense	$(2,508)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options, Collars and Forwards	Selling, general and administrative expenses	$(1,337)
Total derivatives not designated as hedging instruments		$(1,337)

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended March 31, 2011 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the

Statement of Earnings for the

Three Months Ended March 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$1,308	Interest expense	$(2,488)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards	Selling, general and administrative expenses	$(1,018)
Total derivatives not designated as hedging instruments		$(1,018)

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the six months ended March 31, 2012 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the

Statement of Earnings for the

Six Months Ended March 31, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$2,920	Interest expense	$(5,061)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options, Collars and Forwards	Selling, general and administrative expenses	$372
Total derivatives not designated as hedging instruments		$372

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the six months ended March 31, 2011 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the

Statement of Earnings for the

Six Months Ended March 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$2,837	Interest expense	$(5,033)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options and Forwards	Selling, general and administrative expenses	$(408)
Total derivatives not designated as hedging instruments		$(408)

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Credit-risk-related Contingent Features

The agreements governing the Company’s interest rate swaps contain provisions pursuant to which the Company could be declared in default on its interest rate swap obligations in the event the Company defaulted under certain terms of the loan documents governing the Company’s ABL facility. As of March 31, 2012, the fair value of interest rate swaps in a liability position related to these agreements was $1.7 million and the Company was under no obligation to post and had not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $1.7 million, including accrued interest and other termination costs.

The Company’s foreign operations expose the Company to fluctuations in foreign currency exchange rates and foreign interest rates. These fluctuations may impact, among other things, the amount of the Company’s future cash flows in terms of the functional currencies of the Company and certain of its foreign subsidiaries. The Company currently uses foreign currency collars to manage the exposure to certain non-Euro currencies resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. In addition, at March 31, 2012, Sally Holdings held certain foreign currency forward agreements which expire on or before June 1, 2012. These derivative instruments are intended to mitigate the Company’s exposure to changes in foreign currency exchange rates in connection with certain non-U.S. dollar denominated intercompany balances not permanently invested. The Company’s functional currency is the U.S. dollar.

The counterparties to all our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. The financial crisis affecting the banking systems and financial markets in recent years resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity which could expose us to an increased level of counterparty credit risk. In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

11.   Income Taxes

The Company and its subsidiaries file consolidated income tax returns in the U.S. federal jurisdiction and most state jurisdictions, as well as in various foreign jurisdictions.

In January 2012, the IRS concluded the field work associated with their examination of the Company’s consolidated federal income tax returns for the fiscal years ended September 30, 2007 and 2008 and issued their examination report. The Company is appealing certain disputed items and it does not anticipate the ultimate resolution of these items to have a material impact on the Company’s financial statements.

The IRS is currently conducting an examination of the Company’s consolidated federal income tax returns for the fiscal years ended September 30, 2009 and 2010. The examination is also expected to include the Company’s consolidated federal income tax return for the fiscal year ended September 30, 2011, upon the filing of such return. The IRS had previously audited the Company’s consolidated federal income tax returns through the tax year ended September 30, 2006, thus our statute remains open from the year ended September 30, 2007 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2004 forward. Generally, states’ statutes in the United States are open for tax reviews from 2005 forward.

12.   Business Combinations

On November 1, 2011, the Company acquired the Floral Group for approximately €22.8 million (approximately $31.2 million), subject to certain adjustments. The Floral Group is a distributor of professional beauty products with 19 stores located in the Netherlands. The results of operations of the Floral Group are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. Goodwill of $15.0 million (which is not expected to be deductible for tax purposes) and intangible assets subject to amortization of $11.8 million were recorded as a result of this acquisition based on their estimated fair values. The acquisition was funded with cash from operations and with borrowings on our ABL facility in the amount of approximately $17.0 million. In addition, during the six months ended March 31, 2012, the Company completed several other individually immaterial acquisitions at an aggregate cost of approximately $12.4 million and recorded additional goodwill in the amount of $9.2 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The assets acquired and liabilities assumed in connection with these acquisitions were recorded based on their respective fair values at the acquisition date.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

13.   Business Segments

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores which offers professional beauty supplies to both salon professionals and retail customers primarily in North America, Puerto Rico, and parts of South America and Europe and (ii) BSG, including its franchise-based business Armstrong McCall, a full service beauty supply distributor which offers professional brands of beauty products directly to salons and salon professionals through its own sales force and professional-only stores (including franchise stores) in generally exclusive geographical territories in North America, Puerto Rico and parts of Europe.

Sales between segments, which were eliminated in consolidation, were not material during the six months ended March 31, 2012 and 2011. Segment data for the three and six months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net sales:
Sally Beauty Supply	$553,973	$490,845	$1,090,331	$971,851
BSG	335,308	310,960	663,765	623,518
Total	$889,281	$801,805	$1,754,096	$1,595,369
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$111,334	$93,945	$212,400	$177,497
BSG	45,597	33,527	88,924	68,669
Segment operating profit	156,931	127,472	301,324	246,166
Unallocated expenses (a)	(22,329)	(19,379)	(45,401)	(37,863)
Share-based compensation expense	(2,945)	(2,437)	(10,976)	(10,275)
Interest expense (b)	(22,355)	(27,793)	(86,316)	(57,316)
Earnings before provision for income taxes	$109,302	$77,863	$158,631	$140,712

(a)          Unallocated expenses consist of corporate and shared costs.

(b)         For the six months ended March 31, 2012, interest expense includes a loss on extinguishment of debt of $34.6 million in connection with the Company’s December 2011 redemption of its senior notes due 2014 and senior subordinated notes due 2016 with the net proceeds of the Company’s new senior notes due 2019, issued in November 2011.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

14.   Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the condensed consolidated balance sheets as of March 31, 2012 and September 30, 2011, the condensed consolidated statements of earnings for the three and six months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended March 31, 2012 and 2011 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

March 31, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$—	$35,719	$29,091	$—	$64,810
Trade accounts and accounts receivable, other, less allowance for doubtful accounts	2	—	59,632	33,439	—	93,073
Due from affiliates	90,263	3	915,055	1,517	(1,006,838)	—
Inventory	—	—	512,813	176,554	—	689,367
Prepaid expenses	458	175	11,146	13,713	—	25,492
Deferred income tax assets, net	(346)	—	31,661	(2,727)	—	28,588
Property and equipment, net	—	—	130,108	57,285	—	187,393
Investment in subsidiaries	(168,290)	2,025,964	343,364	—	(2,201,038)	—
Goodwill and other intangible assets, net	—	—	480,457	188,357	—	668,814
Other assets	—	21,869	5,681	4,845	—	32,395
Total assets	$(77,913)	$2,048,011	$2,525,636	$502,074	$(3,207,876)	$1,789,932

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$5	$—	$201,952	$48,308	$—	$250,265
Due to affiliates	—	843,310	91,780	71,748	(1,006,838)	—
Accrued liabilities	480	22,903	118,614	25,267	—	167,264
Income taxes payable	(7,823)	4,534	3,287	2,867	—	2,865
Long-term debt	—	1,346,856	292	9,016	—	1,356,164
Other liabilities	—	—	25,132	1,398	—	26,530
Deferred income tax liabilities, net	(1,362)	(1,302)	58,615	106	—	56,057
Total liabilities	(8,700)	2,216,301	499,672	158,710	(1,006,838)	1,859,145
Total stockholders’ (deficit) equity	(69,213)	(168,290)	2,025,964	343,364	(2,201,038)	(69,213)
Total liabilities and stockholders’ (deficit) equity	$(77,913)	$2,048,011	$2,525,636	$502,074	$(3,207,876)	$1,789,932

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings
Three Months Ended March 31, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$725,321	$163,960	$—	$889,281
Related party sales	—	—	685	—	(685)	—
Cost of products sold and distribution expenses	—	—	362,559	90,621	(685)	452,495
Gross profit	—	—	363,447	73,339	—	436,786
Selling, general and administrative expenses	2,605	147	221,710	64,727	—	289,189
Depreciation and amortization	1	—	11,213	4,726	—	15,940
Operating earnings (loss)	(2,606)	(147)	130,524	3,886	—	131,657
Interest income	—	—	(1)	(30)	—	(31)
Interest expense	—	22,177	34	175	—	22,386
Earnings (loss) before provision for income taxes	(2,606)	(22,324)	130,491	3,741	—	109,302
Provision (benefit) for income taxes	(869)	(8,658)	49,084	1,932	—	41,489
Equity in earnings of subsidiaries, net of tax	69,550	83,216	1,809	—	(154,575)	—
Net earnings	$67,813	$69,550	$83,216	$1,809	$(154,575)	$67,813

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings
Three Months Ended March 31, 2011

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$654,490	$147,315	$—	$801,805
Related party sales	—	—	681	—	(681)	—
Cost of products sold and distribution expenses	—	—	330,949	79,723	(681)	409,991
Gross profit	—	—	324,222	67,592	—	391,814
Selling, general and administrative expenses	2,004	326	212,898	56,153	—	271,381
Depreciation and amortization	—	—	10,637	4,140	—	14,777
Operating earnings (loss)	(2,004)	(326)	100,687	7,299	—	105,656
Interest income	—	—	(7)	(74)	—	(81)
Interest expense	—	27,625	17	232	—	27,874
Earnings (loss) before provision for income taxes	(2,004)	(27,951)	100,677	7,141	—	77,863
Provision (benefit) for income taxes	(754)	(10,840)	38,417	1,762	—	28,585
Equity in earnings of subsidiaries, net of tax	50,528	67,639	5,379	—	(123,546)	—
Net earnings	$49,278	$50,528	$67,639	$5,379	$(123,546)	$49,278

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings
Six Months Ended March 31, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$1,417,235	$336,861	$—	$1,754,096
Related party sales	—	—	1,485	—	(1,485)	—
Cost of products sold and distribution expenses	—	—	712,506	184,432	(1,485)	895,453
Gross profit	—	—	706,214	152,429	—	858,643
Selling, general and administrative expenses	5,309	289	447,712	128,893	—	582,203
Depreciation and amortization	1	—	22,317	9,175	—	31,493
Operating earnings (loss)	(5,310)	(289)	236,185	14,361	—	244,947
Interest income	—	—	(1)	(66)	—	(67)
Interest expense	—	85,963	58	362	—	86,383
Earnings (loss) before provision for income taxes	(5,310)	(86,252)	236,128	14,065	—	158,631
Provision (benefit) for income taxes	(1,870)	(33,452)	90,544	5,462	—	60,684
Equity in earnings of subsidiaries, net of tax	101,387	154,187	8,603	—	(264,177)	—
Net earnings	$97,947	$101,387	$154,187	$8,603	$(264,177)	$97,947

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings
Six Months Ended March 31, 2011

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$1,295,330	$300,039	$—	$1,595,369
Related party sales	—	—	1,480	—	(1,480)	—
Cost of products sold and distribution expenses	—	—	661,733	163,911	(1,480)	824,164
Gross profit	—	—	635,077	136,128	—	771,205
Selling, general and administrative expenses	3,930	313	427,085	112,961	—	544,289
Depreciation and amortization	1	—	21,032	7,855	—	28,888
Operating earnings (loss)	(3,931)	(313)	186,960	15,312	—	198,028
Interest income	—	—	(57)	(102)	—	(159)
Interest expense	—	57,013	32	430	—	57,475
Earnings (loss) before provision for income taxes	(3,931)	(57,326)	186,985	14,984	—	140,712
Provision (benefit) for income taxes	(1,480)	(22,233)	71,500	2,698	—	50,485
Equity in earnings of subsidiaries, net of tax	92,678	127,771	12,286	—	(232,735)	—
Net earnings	$90,227	$92,678	$127,771	$12,286	$(232,735)	$90,227

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash (used) provided by operating activities	$(20,111)	$94,574	$31,884	$31,743	$—	$138,090
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(17,217)	(9,739)	—	(26,956)
Acquisitions, net of cash acquired	—	—	(10,607)	(32,547)	—	(43,154)
Net cash used by investing activities	—	—	(27,824)	(42,286)	—	(70,110)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	929,200	—	—	—	929,200
Repayments of long-term debt	—	(1,008,583)	(48)	(1,843)	—	(1,010,474)
Debt issuance costs	—	(15,191)	—	—	—	(15,191)
Proceeds from exercises of stock options	20,111	—	—	—	—	20,111
Excess tax benefit from share-based compensation	—	—	9,124	—	—	9,124
Net cash provided (used) by financing activities	20,111	(94,574)	9,076	(1,843)	—	(67,230)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	579	—	579
Net increase (decrease) in cash and cash equivalents	—	—	13,136	(11,807)	—	1,329
Cash and cash equivalents, beginning of period	—	—	22,583	40,898	—	63,481
Cash and cash equivalents, end of period	$—	$—	$35,719	$29,091	$—	$64,810

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2011

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash (used) provided by operating activities	$(3,807)	$22,284	$91,666	$15,482	$—	$125,625
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(19,841)	(9,384)	—	(29,225)
Acquisitions, net of cash acquired	—	—	(80,598)	(572)	—	(81,170)
Net cash used by investing activities	—	—	(100,439)	(9,956)	—	(110,395)
Cash Flows from Financing Activities:
Change in book cash overdraft	—	2,516	—	—	—	2,516
Proceeds from issuance of long-term debt	—	372,200	404	6,901	—	379,505
Repayments of long-term debt	—	(389,200)	(80)	(7,941)	—	(397,221)
Debt issuance costs	—	(5,284)	—	—	—	(5,284)
Proceeds from exercises of stock options	3,807	—	—	—	—	3,807
Excess tax benefit from share-based compensation	—	—	776	—	—	776
Net cash provided (used) by financing activities	3,807	(19,768)	1,100	(1,040)	—	(15,901)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	279	—	279
Net increase (decrease) in cash and cash equivalents	—	2,516	(7,673)	4,765	—	(392)
Cash and cash equivalents, beginning of period	—	20	32,975	26,499	—	59,494
Cash and cash equivalents, end of period	$—	$2,536	$25,302	$31,264	$—	$59,102

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty and its consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as well as the Risk Factors section contained in that Annual Report, and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights For the Six Months Ended March 31, 2012:

•                  Our consolidated same store sales increased by 8.1% for the six months ended March 31, 2012, compared to the six months ended March 31, 2011;

•                  Our consolidated net sales for the six months ended March 31, 2012, increased by $158.7 million, or 9.9%, to $1,754.1 million compared to $1,595.4 million for the six months ended March 31, 2011;

•                  Our consolidated gross profit for the six months ended March 31, 2012, increased by $87.4 million, or 11.3%, to $858.6 million compared to $771.2 million for the six months ended March 31, 2011. As a percentage of net sales, gross profit increased by 70 basis points to 49.0% for the six months ended March 31, 2012, compared to 48.3% for the six months ended March 31, 2011;

•                  Our consolidated operating earnings for the six months ended March 31, 2012, increased by $46.9 million, or 23.7%, to $244.9 million compared to $198.0 million for the six months ended March 31, 2011. As a percentage of net sales, operating earnings increased by 160 basis points to 14.0% for the six months ended March 31, 2012, compared to 12.4% for the six months ended March 31, 2011;

•                  Net earnings increased by $7.7 million, or 8.6%, to $97.9 million for the six months ended March 31, 2012, compared to $90.2 million for the six months ended March 31, 2011. For the six months ended March 31, 2012, net earnings reflect charges of $34.6 million related to our redemption of the senior notes and senior subordinated notes. As a percentage of net sales, net earnings decreased by 10 basis points to 5.6% for the six months ended March 31, 2012, compared to 5.7% for the six months ended March 31, 2011;

•                  Cash provided by operations increased by $12.5 million to $138.1 million for the six months ended March 31, 2012, compared to $125.6 million for the six months ended March 31, 2011;

•                  In November 2011, the Company acquired Kappersservice Floral B.V. and two related companies (together, the “Floral Group”), a distributor of professional beauty products with 19 stores located in the Netherlands, for approximately €22.8 million (approximately $31.2 million), subject to certain adjustments; and

•                  In December 2011, the Company redeemed its 9.25% senior notes due 2014 and its 10.50% senior subordinated notes due 2016 with the net proceeds from its November 2011 issuance of $750.0 million principal amount of 6.875% senior notes due 2019. For the six months ended March 31, 2012, interest expense includes a loss on extinguishment of debt of $34.6 million in connection with the redemption of the senior notes and the senior subordinated notes, including unamortized deferred financing costs expensed and call premiums paid.

Overview

Description of Business

We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,210 company-operated stores and supplied 182 franchised stores, primarily in North America, South America and selected European countries, as of March 31, 2012. We are the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, hair styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the six months ended March 31, 2012, our consolidated net sales and operating earnings were $1,754.1 million and $244.9 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of March 31, 2012, Sally Beauty Supply operated 3,204 company-operated retail stores, including 2,543 of which are located in the U.S. (with the remaining 661 company-operated stores located in Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain) and Sally Beauty Supply supplied 24 franchised stores located outside the U.S. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, with between 5,000 and 8,000 SKUs (primarily in the U.S. and Canada) of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as a broad selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply stores outside the U.S. and Canada vary by marketplace. For the six months ended March 31, 2012, Sally Beauty Supply’s net sales and segment operating profit were $1,090.3 million and $212.4 million, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S., exclusively targeting salons and salon professionals. As of March 31, 2012, BSG had 1,006 company-operated stores, supplied 158 franchised stores and had a sales force of approximately 1,113 professional distributor sales consultants in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. professional beauty sales channel. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,700 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the six months ended March 31, 2012, BSG’s net sales and segment operating profit were $663.8 million and $88.9 million, respectively.

Industry and Business Trends

We operate within the large and growing professional beauty supply industry primarily in North America, Puerto Rico and parts of South America and Europe. Potential growth in the industry is expected to be driven by increases in hair color, hair loss prevention and hair styling products. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

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

•             International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth opportunities in the international marketplace and to grow our current level of non-U.S. operations. For example, in

November 2011, we acquired the Floral Group, a distributor of professional beauty products with 19 stores located in the Netherlands; in December 2009, we acquired Sinelco, a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe; and, in September 2009, we acquired Intersalon, a distributor of premier beauty supply products then with 16 stores located in Chile. These acquisitions furthered our expansion plans in Europe and Latin America, key targets of the Company’s international growth initiative. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth targets. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth targets may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors — We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

•             Continuing consolidation. There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including the evaluation of opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, L’Oreal recently acquired distributors that compete with BSG in the Midwest, Southeast and West Coast regions of the U.S. and, as a result, L’Oreal directly competes with BSG in certain geographic areas. If L’Oreal or any of our other suppliers acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that BSG will not lose further revenue over time (including within its franchise-based business) due to potential losses of additional products (both from L’Oreal and from other suppliers) as well as from the increased competition from distribution networks affiliated with L’Oreal or any of our other suppliers. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

•             Controlling expenses. Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our business structure. For example, we completed a $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG’s distribution network which has resulted in annualized cost savings of at least $14.0 million. Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Significant Recent Acquisitions

On November 1, 2011, we acquired the Floral Group, a distributor of professional beauty products with 19 stores located in the Netherlands, for approximately €22.8 million (approximately $31.2 million), subject to certain adjustments. The results of operations of the Floral Group are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. Goodwill of $15.0 million (which is not expected to be deductible for tax purposes) and intangible assets subject to amortization of $11.8 million were recorded as a result of this acquisition based on their estimated fair values. The acquisition was funded with cash from operations and with borrowings on our ABL credit facility in the amount of approximately $17.0 million. In addition, during the six months ended March 31, 2012, we completed several other individually immaterial acquisitions at an aggregate cost of approximately $12.4 million and recorded additional goodwill in the amount of $9.2 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The assets acquired and liabilities assumed in connection with these acquisitions were recorded based on their respective fair values at the acquisition date.

In October 2010, we acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the mid-western region of the United States, for approximately $81.8 million. The results of operations of Aerial are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. Goodwill of $25.3 million (which is expected to be deductible for tax purposes) and intangible assets subject to amortization of $34.7 million were recorded as a result of this acquisition. The acquisition of Aerial was funded with borrowings in the amount of $78.0 million under our ABL credit facility and with cash from operations.

Other Significant Items

Derivative Instruments

As a multinational corporation, we are subject to certain market risks including the potential impact of changes in market interest rates and foreign currency fluctuations on our business. We may consider a variety of practices in the ordinary course of business to manage these market risks, including, when deemed appropriate, the use of derivative instruments such as interest rate swaps and foreign currency options, collars and forwards.

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

Foreign Currency Option, Collar and Forward Contracts

The Company is exposed to potential gains or losses resulting from foreign currency fluctuations affecting its net investments in subsidiaries (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. The Company’s primary exposures are to changes in the exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. The Company’s foreign currency exposures at times offset each other, providing a natural hedge against its foreign currency risk. In connection with the remaining foreign currency risk, the Company from time to time uses foreign currency options, collars and forwards to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

The Company currently uses foreign currency options and collars, including, at March 31, 2012, collars with an aggregate notional amount of $7.0 million to manage the exposure to the U.S. dollar resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The foreign currency collar agreements held by the Company at March 31, 2012 have contractual Euro to U.S. dollar exchange rates between 1.4000 and 1.4612 and expire in varying amounts monthly through September 2012.

In addition, the Company currently uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At March 31, 2012, we hold: (a) a foreign currency forward which enables us to sell approximately €26.2 million ($35.0 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 1.331, (b) a foreign currency forward which enables us to sell approximately $2.0 million Canadian dollars ($2.0 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 0.9989, (c) a foreign currency forward which enables us to buy approximately $2.7 million Canadian dollars ($2.7 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 0.9988, (d) a foreign currency forward which enables us to sell approximately 19.3 million Mexican pesos ($1.5 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 12.849 and (e) a foreign currency forward which enables us to buy approximately £0.6 million ($1.0 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 1.590. All the foreign currency forwards held by the Company at March 31, 2012 expire on or before June 1, 2012.

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

Share-Based Compensation Plans

The Company granted approximately 2.0 million and 3.0 million stock options and approximately 32,000 and 199,000 restricted share awards to its employees and consultants during the six months ended March 31, 2012 and 2011, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.3 million and $5.0 million in the six months ended March 31, 2012 and 2011, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan and certain predecessor share-based plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan. For the six months ended March 31, 2012 and 2011, total share-based compensation costs charged against earnings was $11.0 million and $10.3 million, respectively.

Non-recurring Charges

In December 2011, the Company redeemed $430.0 million aggregate principal amount outstanding of its 9.25% senior notes due 2014 and $275.0 million aggregate principal amount outstanding of its 10.50% senior subordinated notes due 2016, pursuant to the terms of the indentures governing the senior notes and the senior subordinated notes. During the six months ended March 31, 2012, the Company recorded a charge to earnings of approximately $34.6 million (including approximately $24.4 million in call premiums paid and approximately $10.2 million in unamortized deferred financing costs expensed) in connection with the redemption of the senior notes and the senior subordinated notes. These amounts are included in interest expense in the Company’s consolidated statements of earnings.

Results of Operations

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	$889,281	$801,805	$1,754,096	$1,595,369
Cost of products sold and distribution expenses	452,495	409,991	895,453	824,164
Gross profit	436,786	391,814	858,643	771,205
Total other operating costs and expenses	305,129	286,158	613,696	573,177
Operating earnings	131,657	105,656	244,947	198,028
Interest expense	22,355	27,793	86,316	57,316
Earnings before provision for income taxes	109,302	77,863	158,631	140,712
Provision for income taxes	41,489	28,585	60,684	50,485
Net earnings	$67,813	$49,278	$97,947	$90,227

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2012 and 2011, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	50.9%	51.1%	51.0%	51.7%
Gross profit	49.1%	48.9%	49.0%	48.3%
Total other operating costs and expenses	34.3%	35.7%	35.0%	35.9%
Operating earnings	14.8%	13.2%	14.0%	12.4%
Interest expense	2.5%	3.5%	5.0%	3.6%
Earnings before provision for income taxes	12.3%	9.7%	9.0%	8.8%
Provision for income taxes	4.7%	3.6%	3.4%	3.1%
Net earnings	7.6%	6.1%	5.6%	5.7%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales:
Sally Beauty Supply	$553,973	$490,845	$1,090,331	$971,851
BSG	335,308	310,960	663,765	623,518
Consolidated	$889,281	$801,805	$1,754,096	$1,595,369
Gross profit	$436,786	$391,814	$858,643	$771,205
Gross profit margin	49.1%	48.9%	49.0%	48.3%
Selling, general and administrative expenses	$289,189	$271,381	$582,203	$544,289
Depreciation and amortization	$15,940	$14,777	$31,493	$28,888
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$111,334	$93,945	$212,400	$177,497
BSG	45,597	33,527	88,924	68,669
Segment operating profit	156,931	127,472	301,324	246,166
Unallocated expenses (a)	(22,329)	(19,379)	(45,401)	(37,863)
Share-based compensation expense	(2,945)	(2,437)	(10,976)	(10,275)
Operating earnings	131,657	105,656	244,947	198,028
Interest expense (b)	(22,355)	(27,793)	(86,316)	(57,316)
Earnings before provision for income taxes	$109,302	$77,863	$158,631	$140,712
Segment operating profit margin:
Sally Beauty Supply	20.1%	19.1%	19.5%	18.3%
BSG	13.6%	10.8%	13.4%	11.0%
Consolidated operating profit margin	14.8%	13.2%	14.0%	12.4%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			3,228	3,083
BSG			1,164	1,124
			4,392	4,207
Same store sales growth (c)
Sally Beauty Supply	9.3%	6.2%	8.7%	6.3%
BSG	8.7%	5.6%	6.9%	6.7%
Consolidated	9.1%	6.0%	8.1%	6.4%

(a)          Unallocated expenses consist of corporate and shared costs.

(b)         For the six months ended March 31, 2012, interest expense includes a loss on extinguishment of debt of $34.6 million, including unamortized deferred financing costs expensed and call premiums paid, in connection with the Company’s December 2011 redemption of its senior notes due 2014 and senior subordinated notes due 2016 with the net proceeds from the Company’s issuance, in November 2011, of $750.0 million aggregate principal amount of 6.875% senior notes due 2019.

(c)          Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our same store sales are calculated in constant dollars and include internet-based sales and the effect of store expansions, if applicable, but do not generally include the sales from stores relocated until at least 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until at least 14 months after the acquisition date.

The Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
Net sales:
Sally Beauty Supply	$553,973	$490,845	$63,128	12.9%
BSG	335,308	310,960	24,348	7.8%
Consolidated net sales	$889,281	$801,805	$87,476	10.9%

Gross profit:
Sally Beauty Supply	$300,069	$267,017	$33,052	12.4%
BSG	136,717	124,797	11,920	9.6%
Consolidated gross profit	$436,786	$391,814	$44,972	11.5%

Gross profit margin:
Sally Beauty Supply	54.2%	54.4%	(0.2)%
BSG	40.8%	40.1%	0.7%
Consolidated gross profit margin	49.1%	48.9%	0.2%

Net Sales

Consolidated net sales increased by $87.5 million, or 10.9%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily a result of increases in unit volume (including the incremental sales from 189 company-operated stores opened or acquired during the last twelve months). Company-operated Sally Beauty Supply and BSG stores that have been open for at least 14 months contributed an increase of approximately $90.1 million, or 11.2%, and sales through our BSG distributor sales consultants contributed an increase of approximately $11.6 million, or 1.5%. For the three months ended March 31, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $20.2 million, or 2.5%, less to the sales increase than for the three months ended March 31, 2011. Other sales channels (including sales through our BSG franchise-based businesses, from stores that have been open for less than 14 months and our Sally Beauty Supply non-store sales), in the aggregate, contributed an increase of approximately $6.0 million, or 0.7%, compared to the three months ended March 31, 2011. Consolidated net sales for the three months ended March 31, 2012, are inclusive of approximately $4.5 million in negative impact from changes in foreign currency exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $63.1 million, or 12.9%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily a result of increases in unit volume (including the incremental sales from 149 company-operated stores opened or acquired during the last twelve months). In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $52.6 million, or 10.7%. In addition, for the three months ended March 31, 2012, incremental sales from businesses acquired in the preceding 12 months were approximately $7.5 million with no comparable amount for the three months ended March 31, 2011. Other sales channels (including sales from stores that have been open for less than 14 months and non-store sales), in the aggregate, contributed an increase of approximately $3.0 million, or 0.6%, compared to the three months ended March 31, 2011. Net sales for Sally Beauty Supply for the three months ended March 31, 2012, are inclusive of approximately $3.8 million in negative impact from changes in foreign currency exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $24.3 million, or 7.8%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily a result of increases in unit volume (including the incremental sales from 40 company-operated stores opened or acquired during the last twelve months). In the BSG segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $37.5 million, or 12.1%, and sales through our distributor sales consultants contributed an increase of approximately $11.6 million, or 3.7%. For the three months ended March 31, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $27.8 million, or 8.9%, less to the sales increase than for the three months ended March 31, 2011. Other sales channels (including sales through our franchise-based businesses and from stores that have been open for less than 14 months), in the aggregate, contributed an increase of approximately $3.0 million, or 1.0%, compared to the three months ended March 31, 2011. Net sales for BSG for the three months ended March 31, 2012, are inclusive of approximately $0.7 million in negative impact from changes in foreign currency exchange rates.

Gross Profit

Consolidated gross profit increased by $45.0 million, or 11.5%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, principally due to higher sales volume in both business segments and improved BSG gross margins, as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $33.1 million, or 12.4%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, as a result of higher sales volume, partially offset by a decrease in the segment’s gross margin. Sally Beauty Supply’s gross profit as a percentage of net sales decreased to 54.2% for the three months ended March 31, 2012, compared to 54.4% for the three months ended March 31, 2011. This decrease was primarily the result of an increase in distribution expenses, particularly in some of the segment’s international operations, partially offset by a favorable shift in product and customer mix (including a year-over-year increase in sales of exclusive-label products and other higher-margin products). This decrease also reflects a $1.7 million negative impact from changes in foreign currency exchange rates.

Beauty Systems Group.  BSG’s gross profit increased by $11.9 million, or 9.6%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, principally as a result of higher sales volume and improved gross margin. BSG’s gross profit as a percentage of net sales increased to 40.8% for the three months ended March 31, 2012, compared to 40.1% for the three months ended March 31, 2011. This increase was principally the result of a favorable change in the sales mix across the business, product cost reduction initiatives and continued synergies from businesses acquired during the last 24 months.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $17.8 million, or 6.6%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (including approximately 189 additional company-operated stores added since March 31, 2011), as well as higher shipping and handling costs (including certain freight and distribution expenses) of $2.2 million. Selling, general and administrative expenses, as a percentage of net sales, decreased to 32.5% for the three months ended March 31, 2012, compared to 33.8% for the three months ended March 31, 2011 primarily due to the increase in net sales described above.

Depreciation and Amortization

Consolidated depreciation and amortization was $15.9 million for the three months ended March 31, 2012, compared to $14.8 million for the three months ended March 31, 2011. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$111,334	$93,945	$17,389	18.5%
BSG	45,597	33,527	12,070	36.0%
Segment operating profit	156,931	127,472	29,459	23.1%
Unallocated expenses	(22,329)	(19,379)	2,950	15.2%
Share-based compensation expense	(2,945)	(2,437)	508	20.8%
Operating earnings	$131,657	$105,656	$26,001	24.6%

Consolidated operating earnings increased by $26.0 million, or 24.6%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase in consolidated operating earnings was primarily due to an increase in the operating profits of both segments, partially offset by higher unallocated expenses and share-based compensation, as more fully discussed below. Operating earnings, as a percentage of net sales, increased to 14.8% for the three months ended March 31, 2012, compared to 13.2% for the three months ended March 31, 2011.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $17.4 million, or 18.5%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume, partially offset by lower segment gross margin, higher advertising costs of approximately $1.6 million, higher freight and distribution expenses of $1.6 million and the incremental costs related to approximately 149 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended March 31, 2012. Segment operating earnings, as a percentage of net sales, increased to 20.1% for the three months ended March 31, 2012, compared to 19.1% for the three months ended March 31, 2011. This increase reflects a reduction in the segment’s operating expenses as a percentage of the segment’s gross profit, partially offset by the decline in the segment’s gross margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $12.1 million, or 36.0%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase in BSG’s segment operating earnings was primarily a result of increased sales volume and higher segment gross margin, partially offset by the incremental costs related to approximately 40 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended March 31, 2012. Segment operating earnings, as a percentage of net sales, increased to 13.6% for the three months ended March 31, 2012, compared to 10.8% for the three months ended March 31, 2011. This increase reflects the growth in the segment’s gross margin described above, as well as a reduction in the segment’s operating expenses as a percentage of the segment’s gross profit.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $3.0 million, or 15.2%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This increase was primarily due to higher professional fees ($0.8 million) and other corporate expenses related primarily to on-going upgrades to our information technology systems ($2.2 million).

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased by $0.5 million to $2.9 million for the three months ended March 31, 2012, compared to $2.4 million for the three months ended March 31, 2011. This increase was mainly due to the incremental expenses related to, as well as the higher fair value at the grant date of, equity awards during the six months ended March 31, 2012, compared to equity awards during the six months ended March 31, 2011, partially offset by the impact of equity awards that became fully vested since March 31, 2011.

Interest Expense

Interest expense decreased by $5.4 million to $22.4 million for the three months ended March 31, 2012, compared to $27.8 million for the three months ended March 31, 2011 primarily due to lower expense associated with our new senior notes compared to the expense associated with our senior notes and senior subordinated notes redeemed in December 2011, as well as lower outstanding principal balances on our senior term loan facility (please see “Liquidity and Capital Resources” below).

Provision for Income Taxes

The provision for income taxes was $41.5 million and $28.6 million, and the effective income tax rate was 38.0% and 36.7%, for the three months ended March 31, 2012 and 2011, respectively. The increase in the effective tax rate was primarily due to tax benefits associated with certain discrete items during the period ended March 31, 2011, with no comparable items during the period ended March 31, 2012.

The annual effective tax rate for the fiscal year 2012 is currently expected to be in the range of 37.0% to 38.0%, versus a comparable actual tax rate for the full fiscal year 2011 of 36.4%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $18.5 million, or 37.6%, to $67.8 million for the three months ended March 31, 2012, compared to $49.3 million for the three months ended March 31, 2011. Net earnings, as a percentage of net sales, increased to 7.6% for the three months ended March 31, 2012, compared to 6.1% for the three months ended March 31, 2011.

The Six Months Ended March 31, 2012 compared to the Six Months Ended March 31, 2011

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Six Months Ended March 31,
	2012	2011	Increase
Net sales:
Sally Beauty Supply	$1,090,331	$971,851	$118,480	12.2%
BSG	663,765	623,518	40,247	6.5%
Consolidated net sales	$1,754,096	$1,595,369	$158,727	9.9%

Gross profit:
Sally Beauty Supply	$589,196	$522,797	$66,399	12.7%
BSG	269,447	248,408	21,039	8.5%
Consolidated gross profit	$858,643	$771,205	$87,438	11.3%

Gross profit margin:
Sally Beauty Supply	54.0%	53.8%	0.2%
BSG	40.6%	39.8%	0.8%
Consolidated gross profit margin	49.0%	48.3%	0.7%

Net Sales

Consolidated net sales increased by $158.7 million, or 9.9%, for the six months ended March 31, 2012, compared to the six months ended March 31, 2011, primarily a result of increases in unit volume (including the incremental sales from 189 company-operated stores opened or acquired during the last twelve months). Company-operated Sally Beauty Supply and BSG stores that have been open for at least 14 months contributed an increase of approximately $166.7 million, or 10.4%, and sales through our BSG distributor sales consultants contributed an increase of approximately $23.6 million, or 1.5%. In addition, our Sally Beauty Supply non-store sales channels contributed an increase of approximately $16.7 million, or 1.0%. For the six months ended March 31, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $54.1 million, or 3.4%, less to the sales increase than for the six months ended March 31, 2011. Other sales channels (including sales through our BSG franchise-based businesses and from stores that have been open for less than 14 months), in the aggregate, contributed an increase of approximately $5.9 million, or 0.4%, compared to the six months ended March 31, 2011. Consolidated net sales for the six months ended March 31, 2012, are inclusive of approximately $7.0 million in negative impact from changes in foreign currency exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $118.5 million, or 12.2%, for the six months ended March 31, 2012, compared to the six months ended March 31, 2011, primarily a result of increases in unit volume (including the incremental sales from 149 company-operated stores opened or acquired during the last twelve months). In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $99.3 million, or 10.2%, and our non-store sales channels (which include the catalog and internet sales of our Sinelco Group subsidiaries) contributed an increase of approximately $16.7 million, or 1.7%. Other sales channels (including sales from stores that have been open for less than 14 months and incremental sales from businesses acquired in the preceding 12 months), in the aggregate, contributed an increase of approximately $2.4 million, or 0.3%, compared to the six months ended March 31, 2011. Net sales for Sally Beauty Supply for the six months ended March 31, 2012, are inclusive of approximately $5.8 million in negative impact from changes in foreign currency exchange rates.

Beauty Systems Group.  Net sales for BSG increased by $40.2 million, or 6.5%, for the six months ended March 31, 2012, compared to the six months ended March 31, 2011, primarily a result of increases in unit volume (including the incremental sales from 40 company-operated stores opened or acquired during the last twelve months). In the BSG segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $67.3 million, or 10.8%, and sales through our distributor sales consultants contributed an increase of approximately $23.6 million, or 3.8%. For the six months ended March 31, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $55.2 million, or 8.9%, less to the sales increase than for the six months ended March 31, 2011. Other sales channels (including sales through our franchise-based businesses and from stores that have been open for less than 14 months), in the aggregate, contributed an increase of approximately $4.6 million, or 0.7%, compared to the six months ended March 31, 2011. Net sales for BSG for the six months ended March 31, 2012, are inclusive of approximately $1.2 million in negative impact from changes in foreign currency exchange rates.

Gross Profit

Consolidated gross profit increased by $87.4 million, or 11.3%, for the six months ended March 31, 2012, compared to the six months ended March 31, 2011, principally due to higher sales volume and improved gross margins in both business segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $66.4 million, or 12.7%, for the six months ended March 31, 2012, compared to the six months ended March 31, 2011, principally as a result of higher sales volume and improved gross margins. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.0% for the six months ended March 31, 2012, compared to 53.8% for the six months ended March 31, 2011. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label products and other higher-margin products) and continued benefits from low-cost sourcing initiatives, partially offset by an increase in distribution expenses, particularly in some of the segment’s international operations.

Beauty Systems Group.  BSG’s gross profit increased by $21.0 million, or 8.5%, for the six months ended March 31, 2012, compared to the six months ended March 31, 2011, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 40.6% for the six months ended March 31, 2012, compared to 39.8% for the six months ended March 31, 2011. This increase was principally the result of a favorable change in the sales mix across the business, product cost reduction initiatives and synergies from businesses acquired during the last 24 months.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $37.9 million, or 7.0%, for the six months ended March 31, 2012, compared to the six months ended March 31, 2011. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (including approximately 189 additional company-operated stores added since March 31, 2011), as well as higher advertising costs in the Sally Beauty Supply segment of $4.7 million and higher shipping and handling costs (including certain freight and distribution expenses) of $3.9 million. Selling, general and administrative expenses, as a percentage of net sales, decreased to 33.2% for the six months ended March 31, 2012, compared to 34.1% for the six months ended March 31, 2011 primarily due to the increase in net sales described above.

Depreciation and Amortization

Consolidated depreciation and amortization was $31.5 million for the six months ended March 31, 2012, compared to $28.9 million for the six months ended March 31, 2011. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Six Months Ended March 31,
	2012	2011	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$212,400	$177,497	$34,903	19.7%
BSG	88,924	68,669	20,255	29.5%
Segment operating profit	301,324	246,166	55,158	22.4%
Unallocated expenses	(45,401)	(37,863)	7,538	19.9%
Share-based compensation expense	(10,976)	(10,275)	701	6.8%
Operating earnings	$244,947	$198,028	$46,919	23.7%

Consolidated operating earnings increased by $46.9 million, or 23.7%, for the six months ended March 31, 2012, compared to the six months ended March 31, 2011. The increase in consolidated operating earnings was primarily due to an increase in the operating profits of both segments, partially offset by higher unallocated expenses and share-based compensation, as more fully discussed below. Operating earnings, as a percentage of net sales, increased to 14.0% for the six months ended March 31, 2012, compared to 12.4% for the six months ended March 31, 2011.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $34.9 million, or 19.7%, for the six months ended March 31, 2012, compared to the six months ended March 31, 2011.  The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by higher advertising costs of approximately $4.7 million, higher freight and distribution expenses of $3.0 million and the incremental costs related to approximately 149 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the six months ended March 31, 2012. Segment operating earnings, as a percentage of net sales, were 19.5% for the six months ended March 31, 2012, compared to 18.3% for the six months ended March 31, 2011. This increase reflects the growth in the segment’s gross margin described above, as well as a reduction in the segment’s operating expenses as a percentage of the segment’s gross profit.

Beauty Systems Group.  BSG’s segment operating earnings increased by $20.3 million, or 29.5%, for the six months ended March 31, 2012, compared to the six months ended March 31, 2011. The increase in BSG’s segment operating earnings was primarily a result of increased sales volume and higher segment gross margin, partially offset by the incremental costs related to approximately 40 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the six months ended March 31, 2012. Segment operating earnings, as a percentage of net sales, increased to 13.4% for the six months ended March 31, 2012, compared to 11.0% for the six months ended March 31, 2011. This increase reflects the growth in the segment’s gross margin described above, as well as a reduction in the segment’s operating expenses as a percentage of the segment’s gross profit.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $7.5 million, or 19.9%, for the six months ended March 31, 2012, compared to the six months ended March 31, 2011. This increase was primarily due to higher employee compensation and compensation-related expenses ($2.8 million), professional fees ($1.2 million) and other corporate expenses related primarily to on-going upgrades to our information technology systems ($3.5 million).

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased by $0.7 million to $11.0 million for the six months ended March 31, 2012, compared to $10.3 million for the six months ended March 31, 2011. This increase was mainly due to the incremental expenses related to, as well as the higher fair value at the grant date of, equity awards during the six months ended March 31, 2012, compared to equity awards during the six months ended March 31, 2011, partially offset by the impact of equity awards that became fully vested since March 31, 2011.

Interest Expense

Interest expense increased by $29.0 million to $86.3 million for the six months ended March 31, 2012, compared to $57.3 million for the six months ended March 31, 2011. The increase in interest expense was primarily attributable to a loss on extinguishment of debt of $34.6 million in connection with our December 2011 redemption of our 9.25% senior notes due 2014 and 10.50% senior subordinated notes due 2016. This amount includes a call premium of approximately $24.4 million paid and unamortized deferred financing costs of approximately $10.2 million expensed in connection with such redemption. This increase is partially offset by the impact of lower expense associated with our new senior notes compared to the expense associated with our senior notes and senior subordinated notes redeemed in December 2011, as well as lower outstanding principal balance on our senior term loan facility (please see “Liquidity and Capital Resources” below).

Provision for Income Taxes

The provision for income taxes was $60.7 million and $50.5 million, and the effective income tax rate was 38.3% and 35.9%, for the six months ended March 31, 2012 and 2011, respectively. The increase in the effective tax rate was primarily due to tax benefits associated with certain intercompany transactions that resulted in the release of a valuation allowance during the period ended March 31, 2011, with no comparable items during the period ended March 31, 2012.

The annual effective tax rate for the fiscal year 2012 is currently expected to be in the range of 37.0% to 38.0%, versus a comparable actual tax rate for the full fiscal year 2011 of 36.4%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $7.7 million, or 8.6%, to $97.9 million for the six months ended March 31, 2012, compared to $90.2 million for the six months ended March 31, 2011. Net earnings, as a percentage of net sales, were 5.6% for the six months ended March 31, 2012, compared to 5.7% for the six months ended March 31, 2011.

Financial Condition

March 31, 2012 Compared to September 30, 2011

Working capital (current assets less current liabilities) increased by $59.7 million to $478.8 million at March 31, 2012, compared to $419.1 million at September 30, 2011. The ratio of current assets to current liabilities was 2.13 to 1.00 at March 31, 2012, compared to 1.91 to 1.00 at September 30, 2011. The increase in working capital reflects an increase of $22.2 million in current assets and a decrease of $37.5 million in current liabilities. The increase in current assets as of March 31, 2012, includes an increase of $24.1 million in inventory. The decrease in current liabilities includes a decrease of $18.2 million in accrued liabilities, a decrease of $11.8 million in accounts payable and a decrease of $6.5 million in income taxes payable as discussed below.

Inventory increased by $24.1 million to $689.4 million at March 31, 2012, compared to $665.2 million at September 30, 2011 primarily due to the effect of stores opened and businesses acquired in the six months ended March 31, 2012.

Accounts payable decreased by $11.8 million to $250.3 million at March 31, 2012, compared to $262.1 million at September 30, 2011, primarily due to the timing of payments to suppliers mainly in connection with recent purchases of merchandise inventory. Accrued liabilities decreased by $18.2 million to $167.3 million at March 31, 2012, compared to $185.5 million at September 30, 2011, primarily due to the timing of payments of interest on our long-term debt and employee compensation and compensation-related expenses. Income taxes payable decreased by $6.5 million to $2.9 million at March 31, 2012, compared to $9.4 million at September 30, 2011, primarily due to the timing of estimated federal income tax payments, partially offset by the effect of increased earnings and the income taxes payable of businesses acquired.

Long-term debt, including current portion, decreased by $57.0 million to $1,356.2 million at March 31, 2012, compared to $1,413.1 million at September 30, 2011 primarily due to our optional prepayments in the aggregate amount of $100.0 million on the senior term loan B, as well as our redemption, in December 2011, of $430.0 million aggregate principal amount of our 9.25% senior notes due 2014 and $275.0 million aggregate principal amount of our 10.50% senior subordinated notes due 2016. These decreases were partially offset by the issuance, in November 2011, of $750.0 million aggregate principal amount of our 6.875% senior notes due 2019 (Please see “Liquidity and Capital Resources” below).

Total stockholders’ deficit, for the six months ended March 31, 2012, decreased by $149.8 million primarily as a result of net earnings of $97.9 million, an increase in additional paid-in capital of $39.8 million, principally resulting from share-based compensation expense and the exercise of stock options, and a decrease in accumulated other comprehensive loss of $12.0 million, net of income tax. The decrease in accumulated other comprehensive loss reflects foreign currency translation adjustments of $9.1 million and a reduction in deferred losses on hedged interest rate swaps of $2.9 million, net of income tax.

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

During the six months ended March 31, 2012, the Company made optional prepayments in the aggregate amount of $100.0 million on the senior term loan B facility. In connection with such prepayments the Company expensed approximately $0.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

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

In November 2011, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both wholly-owned subsidiaries of the Company, the Company and certain of its domestic subsidiaries entered into an agreement pursuant to which the Issuers sold in a private placement $750.0 million aggregate principal amount of the Issuers’ 6.875% Senior Notes due 2019 (the “Senior Notes”). The Senior Notes bear interest at an annual rate of 6.875% and were issued at par. In connection with the issuance of the Senior Notes, the Company incurred and capitalized financing costs of approximately $15.2 million. These deferred financing costs are included in other assets on our consolidated balance sheets and are being amortized over the term of the Senior Notes using the effective interest method. The Company intends to exchange the Senior Notes for notes that will be registered pursuant to a registration statement filed with the SEC in February 2012 and will otherwise be identical to the Senior Notes. The Company expects to complete such exchange during the third quarter of its fiscal year 2012.

In December 2011, the Issuers used the net proceeds from their issuance of the Senior Notes: (i) to redeem $430.0 million aggregate principal amount outstanding of the Issuers’ 9.25% senior notes due 2014, (ii) to redeem $275.0 million aggregate principal amount outstanding of the Issuers’ 10.50% senior subordinated notes due 2016 (together with the senior notes due 2014, the “Old Notes”), pursuant to the terms of the indentures governing the Old Notes, and (iii) to pay accrued and unpaid interest on the Old Notes, and fees and expenses incurred in connection with issuance of the Senior Notes and redemption of the Old Notes. During the six months ended March 31, 2012, in connection with the Company’s redemption of the Old Notes, the Company recorded a charge to earnings in the amount of approximately $34.6 million, including approximately $10.2 million in unamortized deferred financing costs expensed, and approximately $24.4 million in call premiums paid. These amounts are included in interest expense in the Company’s consolidated statements of earnings.

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

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness. The funds drawn on individual occasions during the six months ended March 31, 2012 have varied in amounts of up to $32.0 million, with total amounts outstanding ranging from zero up to $70.5 million. During the six months ended March 31, 2012, the weighted average interest rate on our borrowings under the ABL facility was 3.4%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of March 31, 2012, all borrowings under our ABL facility had been paid in full and Sally Holdings had $378.9 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We may from time to time repurchase or otherwise retire or refinance our debt (through our subsidiaries or otherwise) and take other steps to reduce or increase our debt or otherwise alter our balance sheet. These actions may include open market repurchases of our senior notes due 2019, prepayments of our term loan B or other retirements or refinancing of outstanding or anticipated debt. We currently expect to take advantage of favorable debt market conditions to refinance our term loan B in the near future. The timing and amount of debt that may be repurchased or otherwise retired, refinanced or issued, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. The agreements and instruments governing the debt of Sally Holdings and its subsidiaries contain material limitations on their ability to pay dividends and other restricted payments to us which, in turn, constitute material limitations on our ability to pay dividends and other payments to our stockholders. However, we may from time to time repurchase shares of our common stock or pay dividends on our common stock, if our Board of Directors determines that such repurchases or the payment of such dividends are in the best interests of the Company and its stockholders.

Under the agreements and indenture governing the senior term loan facilities and the Senior Notes, Sally Holdings may not make certain restricted payments to us if a default then exists under the credit agreement or the indentures or if its consolidated interest coverage ratio is less than 2.0 to 1.0 at the time of the making of such restricted payment.  As of March 31, 2012, its consolidated interest coverage ratio was approximately 5.7 to 1.0.  Further, the aggregate amount of restricted payments it is able to make is limited pursuant to various baskets as calculated pursuant to the credit agreement and indenture.

Under our ABL facility, Sally Holdings may pay dividends and make other equity distributions to us if availability under the facility exceeds certain thresholds and no default then exists under the facility. For dividends and distributions up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such dividend and distribution. For dividends in excess of that amount, Sally Holdings must maintain that same borrowing availability and its fixed charge coverage ratio must exceed 1.1 to 1.0. As of March 31, 2012, its fixed charge coverage ratio was approximately 3.4 to 1.0. As of March 31, 2012, the net assets of our consolidated subsidiaries that were unrestricted from transfer under our credit arrangements totaled $552.3 million, subject to certain adjustments. The ABL facility and the senior term loan facilities, as well as the Company’s 6.875% Senior Notes indenture contain customary cross-default and/or cross-acceleration provisions.

On November 1, 2011, we acquired the Floral Group, a distributor of professional beauty products with 19 stores located in the Netherlands, for approximately €22.8 million (approximately $31.2 million), subject to certain adjustments. The results of operations of the Floral Group are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. The acquisition was funded with cash from operations and with borrowings on our ABL facility in the amount of approximately $17.0 million. At March 31, 2012, all borrowings under our ABL facility had been paid in full.

Historical Cash Flows

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the six months ended March 31, 2012 and 2011. Historically, our primary use of cash has been for acquisitions, capital expenditures and repayments of debt. The following table shows our sources and uses of funds for the six months ended March 31, 2012 and 2011 (in thousands):

	Six Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$138,090	$125,625
Net cash used by investing activities	(70,110)	(110,395)
Net cash used by financing activities	(67,230)	(15,901)
Effect of foreign currency exchange rates on cash and cash equivalents	579	279
Net increase (decrease) in cash and cash equivalents	$1,329	$(392)

Net Cash Provided by Operating Activities

Net cash provided by operating activities, which excludes cash used for acquisitions completed during the period, during the six months ended March 31, 2012 increased by $12.5 million to $138.1 million compared to $125.6 million during the six months ended March 31, 2011. The increase was primarily due to an improvement of approximately $46.9 million in operating earnings and net changes in trade and other accounts receivable of $13.4 million, partially offset by net changes in accounts payable and accrued liabilities of $40.1 million and an increase in excess tax benefits from share-based compensation of $8.3 million for the six months ended March 31, 2012, compared to the six months ended March 31, 2011.

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2012 decreased by $40.3 million to $70.1 million compared to $110.4 million during the six months ended March 31, 2011. This change was primarily due to a decrease of $38.0 million in cash used for acquisitions, net of cash acquired, and a decrease of $2.3 million in capital expenditures.

Net Cash Used by Financing Activities

Net cash used by financing activities during the six months ended March 31, 2012 increased by $51.3 million to $67.2 million compared to $15.9 million during the six months ended March 31, 2011. This change was primarily due to (a) cash used to redeem, in December 2011, our 9.25% senior notes due 2014 and our 10.50% senior subordinated notes due 2016 in the aggregate amount of $729.4 million (including a call premium paid to redeem such notes of $24.4 million), (b) an increase in optional prepayments on our senior term loan facility of $83.0 million and (c) an increase in debt issuance costs paid of $9.9 million during the six months ended March 31, 2012, compared to the six months ended March 31, 2011. This increase was partially offset by proceeds from the issuance, in November 2011, of our 6.875% Senior Notes of $750.0 million (please see “Liquidity and Capital Resources” above) and by an increase in proceeds from exercises of stock options awarded under our share-based compensation plans of $16.3 million.

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

Capital Requirements

During the six months ended March 31, 2012, capital expenditures were $27.0 million. For fiscal year 2012, we anticipate total capital expenditures in the range of approximately $65.0 million to $70.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

In November 2011, the Company and certain of its subsidiaries issued $750.0 million aggregate principal amount of the Company’s 6.875% Senior Notes due 2019. In December, the Company redeemed its 9.25% senior notes due 2014 and 10.50% senior subordinated notes due 2016 from the proceeds of the Senior Notes. Accordingly, at March 31, 2012, the Company’s long-term debt obligations by future payment dates, including interest are as follows (in thousands): less than 1 year - $68,615; 1-3 years - $712,780; 3-5 years - $104,669; more than 5 years - $887,276 and total - $1,773,340.

There have been no other material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2011.

Off-Balance Sheet Financing Arrangements

At March 31, 2012 and September 30, 2011, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self insurance programs. Such letters of credit totaled $21.1 million and $16.0 million at March 31, 2012 and September 30, 2011, respectively.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, include but are not limited to the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, assessment of long-lived assets and intangible assets for impairment and share-based payments. There have been no material changes to our critical accounting policies, estimates or assumptions since September 30, 2011.

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

In May 2011, the FASB issued ASU No. 2011-04 which amended ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). This amendment changed the title of ASC 820 to “Fair Value Measurement” and adopted fair value measurement and disclosure guidance that is generally consistent with the corresponding International Financial Reporting Standards (“IFRS”) guidance. More specifically, this amendment changed certain requirements for measuring fair value or for disclosing information about fair value measurements or, alternatively, clarified the FASB’s intent about the application of existing fair value measurement and disclosure guidance. The Company adopted this amendment during the second quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08 which amended ASC 350. This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of a reporting unit in connection with the goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. As permitted, the Company adopted this amendment during the second quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments. At March 31, 2012, we did not purchase or hold any derivative instruments for speculative or trading purposes.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting our net investments in subsidiaries and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. For the fiscal years 2011, 2010 and 2009, approximately 18%, 18% and 16%, respectively, of our net sales were made in currencies other than the U.S. dollar. For the six months ended March 31, 2012, our consolidated net sales reflect approximately $7.0 million in net negative impact from changes in foreign currency exchange rates and other comprehensive income reflects $9.1 million in favorable foreign currency translation adjustments. Fluctuations in foreign currency exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted consolidated net sales by approximately 1.8% in the six months ended March 31, 2012 and would have impacted consolidated net assets by approximately 2.7% at March 31, 2012, without considering the effect of any foreign currency derivative agreements we may have from time to time.

The Company uses foreign currency options and collars, including, at March 31, 2012, collars with an aggregate notional amount of $7.0 million to manage the exposure to the U.S. dollar resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The foreign currency collar agreements held by the Company at March 31, 2012 have contractual Euro to U.S. dollar exchange rates between 1.4000 and 1.4612 and expire in varying amounts monthly through September 2012.

In addition, the Company currently uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At March 31, 2012, we hold: (a) a foreign currency forward which enables us to sell approximately €26.2 million ($35.0 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 1.331, (b) a foreign currency forward which enables us to sell approximately $2.0 million Canadian dollars ($2.0 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 0.9989, (c) a foreign currency forward which enables us to buy approximately $2.7 million Canadian dollars ($2.7 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 0.9988, (d) a foreign currency forward which enables us to sell approximately 19.3 million Mexican pesos ($1.5 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 12.849 and (e) a foreign currency forward which enables us to buy approximately £0.6 million ($1.0 million, at the March 31, 2012 exchange rate) at the contractual exchange rate of 1.590. All foreign currency forwards held by the Company at March 31, 2012 expire on or before June 1, 2012.

Our foreign currency option, collar and forward agreements are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. For the six months ended March 31, 2012, selling, general and administrative expenses reflect net gains of $0.4 million, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives.

Interest rate risk

We and certain of our subsidiaries are subject to interest rate market risk principally in connection with borrowings under our term loan B and ABL credit facilities.

Based on the approximately $596.9 million of aggregate borrowings under our term loan B and ABL credit facilities as of March 31, 2012, a change in the estimated interest rate up or down by 1/8% would increase or decrease earnings before provision for income taxes by approximately $0.7 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

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

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base. We believe our allowance for doubtful accounts, as of March 31, 2012, is sufficient to cover customer credit risks.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2012, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries as of March 31, 2012. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

(a) Not applicable

(b) Not applicable

Item 6. Exhibits.

Exhibit No.	Description
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006†

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006†

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.02 to the Company’s Current Report on Form 8-K filed on October 30, 2006†

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006†

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006†

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on October 30, 2006†

3.1

Second Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 27, 2012, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2012

3.2

Third Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated October 23, 2008, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2008

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated herein by reference from Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on December 22, 2006

4.3

Credit Agreement, dated November 16, 2006, with respect to a Term Loan Facility, by and among Sally Holdings LLC, the several lenders from time to time parties thereto, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.4

Guarantee and Collateral Agreement, dated as of November 16, 2006, made by Sally Investment Holdings LLC, Sally Holdings LLC and certain subsidiaries of Sally Holdings LLC in favor of Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent, which is incorporated herein by reference from Exhibit 4.5.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.5

Intercreditor Agreement, dated as of November 16, 2006, by and between Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent under the Term Loan Facility, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent and Collateral Agent under the Asset-Based Loan Facility, which is incorporated herein by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.6

Assumption Agreement, dated as of December 20, 2011 made by Sally Beauty Holdings, Inc. in favor of Merrill Lynch Capital Corporation, as collateral agent and as administrative agent, which is incorporated herein by reference from Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2012†

4.7

Credit Agreement dated as of November 12, 2010 among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as domestic borrowers, Beauty Systems Group (Canada), Inc., as Canadian borrower, SBH Finance B.V., as foreign borrower, the guarantors from time to time party hereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, the other lenders party hereto, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Capital Finance, LLC, as syndication agent, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint book managers, which is incorporated herein by reference from Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q filed on February 3, 2011

4.8

Security Agreement by Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as the domestic borrowers and the other domestic borrowers and domestic guarantors party hereto from time to time and Bank of America, N.A. as collateral agent dated as of November 12, 2010, which is incorporated herein by reference from Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q filed on February 3, 2011

4.9

Security Agreement by Beauty Systems Group (Canada), Inc., as the Canadian borrower and Bank of America, N.A., (acting through its Canada branch), as Canadian agent dated as of November 12, 2010, which is incorporated herein by reference from Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q filed on February 3, 2011

4.10

Joinder to Loan Documents, dated as of December 20, 2011, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2012†

4.11

Indenture, dated as of November 8, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011

4.12

First Supplemental Indenture, dated as of December 20, 2011, among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC, Sally Holdings LLC, Sally Capital Inc., each existing Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2012

4.13

Registration Rights Agreement, dated as of November 8, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 9, 2011

10.1

Purchase Agreement, dated as of November 3, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty*

101

Pursuant to Rule 406T of Regulation S-T, the following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements.

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

Date: May 3, 2012

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer