Form 10-Q
period 2012-06-30
Sally Beauty Holdings, Inc.
filed 2012-08-02
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2012

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

As of July 26, 2012, there were 180,077,985 shares of the issuer’s common stock outstanding.

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

•             changes in interest rates increasing the cost of servicing our debt;

•             the potential impact on us if the financial institutions we deal with become impaired;

•             the costs and effects of litigation; and

•             the representativeness of our historical consolidated financial information with respect to our future financial position, results of operations or cash flows.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of June 30, 2012 and September 30, 2011, the consolidated statements of earnings for the three and nine months ended June 30, 2012 and 2011, and the consolidated statements of cash flows for the nine months ended June 30, 2012 and 2011 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales	$886,991	$836,576	$2,641,087	$2,431,945
Cost of products sold and distribution expenses	442,612	426,045	1,338,065	1,250,208
Gross profit	444,379	410,531	1,303,022	1,181,737
Selling, general and administrative expenses	291,533	259,007	873,736	803,296
Depreciation and amortization	16,299	15,273	47,792	44,161
Operating earnings	136,547	136,251	381,494	334,280
Interest expense	26,925	27,741	113,240	85,058
Earnings before provision for income taxes	109,622	108,510	268,254	249,222
Provision for income taxes	40,135	39,367	100,820	89,852
Net earnings	$69,487	$69,143	$167,434	$159,370

Net earnings per share:
Basic	$0.38	$0.38	$0.91	$0.87
Diluted	$0.37	$0.37	$0.88	$0.85

Weighted average shares:
Basic	182,756	183,164	184,598	182,817
Diluted	188,496	188,592	189,901	187,783

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30, 2012	September 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,974	$63,481
Trade accounts receivable, less allowance for doubtful accounts of $2,386 at June 30, 2012 and $2,086 at September 30, 2011	58,715	61,996
Accounts receivable, other	42,186	33,530
Inventory	718,995	665,246
Prepaid expenses	26,938	26,360
Deferred income tax assets, net	28,577	28,535
Total current assets	929,385	879,148
Property and equipment, net of accumulated depreciation of $339,457 at June 30, 2012 and $317,677 at September 30, 2011	189,746	182,489
Goodwill	528,564	505,873
Intangible assets, excluding goodwill, net of accumulated amortization of $55,782 at June 30, 2012 and $45,467 at September 30, 2011	130,797	129,658
Other assets	35,009	31,432
Total assets	$1,813,501	$1,728,600
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$54,966	$3,004
Accounts payable	266,752	262,114
Accrued liabilities	157,499	185,509
Income taxes payable	644	9,379
Total current liabilities	479,861	460,006
Long-term debt	1,456,382	1,410,111
Other liabilities	22,932	26,154
Deferred income tax liabilities, net	56,287	51,311
Total liabilities	2,015,462	1,947,582
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 179,940 and 184,502 shares issued and 179,607 and 184,057 shares outstanding at June 30, 2012 and September 30, 2011, respectively	1,796	1,841
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	528,321	681,256
Accumulated deficit	(711,871)	(879,305)
Treasury stock, 15 shares at September 30, 2011, at cost	—	(103)
Accumulated other comprehensive loss, net of tax	(20,207)	(22,671)
Total stockholders’ deficit	(201,961)	(218,982)
Total liabilities and stockholders’ deficit	$1,813,501	$1,728,600

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net earnings	$167,434	$159,370
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,792	44,161
Share-based compensation expense	13,801	12,737
Amortization of deferred financing costs	4,164	5,196
Excess tax benefit from share-based compensation	(10,647)	(1,954)
Net loss on disposal of property and equipment	14	205
Net loss on extinguishment of debt	38,376	2,245
Deferred income taxes	(154)	1,192
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	4,457	(3,111)
Accounts receivable, other	(8,143)	(2,617)
Inventory	(44,329)	(38,723)
Prepaid expenses	(465)	(2,490)
Other assets	5,147	2,767
Accounts payable and accrued liabilities	(19,063)	9,878
Income taxes payable	1,437	5,752
Other liabilities	(3,260)	529
Net cash provided by operating activities	196,561	195,137
Cash Flows from Investing Activities:
Capital expenditures	(44,253)	(43,117)
Proceeds from sale of property and equipment	93	148
Acquisitions, net of cash acquired	(43,154)	(83,922)
Net cash used by investing activities	(87,314)	(126,891)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,876,300	379,505
Repayments of long-term debt	(1,801,933)	(458,250)
Debt issuance costs	(26,858)	(5,386)
Repurchase of common stock	(200,000)	—
Proceeds from exercises of stock options	23,080	6,681
Excess tax benefit from share-based compensation	10,647	1,954
Net cash used by financing activities	(118,764)	(75,496)
Effect of foreign exchange rate changes on cash and cash equivalents	10	473
Net decrease in cash and cash equivalents	(9,507)	(6,777)
Cash and cash equivalents, beginning of period	63,481	59,494
Cash and cash equivalents, end of period	$53,974	$52,717

Supplemental Cash Flow Information:
Interest paid (a)	$109,094	$94,074
Income taxes paid	$102,689	$85,426

(a)  For the nine months ended June 30, 2012, interest paid includes $24.4 million in call premiums paid upon the redemption of certain notes.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or “the Company”) sell professional beauty supplies through its Sally Beauty Supply retail stores primarily in the U.S., Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Additionally, the Company distributes professional beauty products to salons and salon professionals through its Beauty Systems Group (“BSG”) store operations and a commissioned, direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern regions of the U.S., and in Mexico through the operations of its subsidiary Armstrong McCall. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

In November 2006, CDRS Acquisition LLC (or “CDRS”) and CD&R Parallel Fund VII, L.P. (together with CDRS, the “CDR Investors”) invested an aggregate of $575.0 million in cash equity in Sally Beauty in exchange for approximately 48% of our common stock on an undiluted basis. On May 10, 2012, we disclosed in a Current Report on Form 8-K that the Company had entered into an agreement pursuant to which the Company repurchased (and retired) 7,551,444 shares of its common stock from the CDR Investors, in a private transaction, at $26.485 per share. The Company funded this transaction (approximately $200.0 million) primarily with borrowings in the amount of $160.0 million under its revolving credit facility (the “ABL facility”) and with cash from operations. As of June 30, 2012, the CDR Investors owned approximately 12.8% of the outstanding shares of our common stock on an undiluted basis. On July 23, 2012, the CDR Investors disposed of all of the outstanding shares of our common stock held by them.

Basis of Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2012 and September 30, 2011, its consolidated results of operations for the three and nine months ended June 30, 2012 and 2011, and its consolidated cash flows for the nine months ended June 30, 2012 and 2011.

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

Accounting Changes

The Company made no accounting changes during the nine months ended June 30, 2012.

4.   Fair Value Measurements

At June 30, 2012, the Company’s financial instruments consist of cash and cash equivalents, trade and other accounts receivable, accounts payable, foreign currency collar and forward agreements and debt. The carrying amounts of cash and cash equivalents, trade and other accounts receivable, and accounts payable approximate fair value due to the short-term nature of these financial instruments.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Level 3 - Unobservable inputs for the asset or liability.

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at June 30, 2012 (in thousands):

	As of June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forwards (a)	$39	—	$39	—
Foreign currency collars (a)	331	—	331	—
Total assets	$370	—	$370	—
Liabilities
Long-term debt (b)(c)	$1,604,848	$1,543,500	$61,348	—
Foreign currency forwards (a)	603	—	603	—
Total liabilities	$1,605,451	$1,543,500	$61,951	—

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

(b)         In November 2011, the Company, through certain of its domestic subsidiaries, issued $750.0 million aggregate principal amount of the Company’s 6.875% senior notes due 2019 (the “senior notes due 2019”) and, in December 2011, it redeemed its senior notes due 2014 and its senior subordinated notes due 2016 with the net proceeds from such debt issuance. In May 2012, the Company through certain of its domestic subsidiaries, issued $700.0 million aggregate principal amount of the Company’s 5.75% senior notes due 2022 (the “senior notes due 2022”) and repaid in full its borrowings under the senior term loan B facility. Please see Note 9 for more information about the Company’s debt.

(c)          Long-term debt (including borrowings under the ABL facility), which is carried at amortized cost in the Company’s consolidated financial statements, is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates, except for the senior and senior subordinated notes (prior to their December 2011 redemption), the senior notes due 2019 and the senior notes due 2022. The senior and senior subordinated notes (prior to their December 2011 redemption) were, and the senior notes due 2019 and senior notes due 2022 are, valued using unadjusted quoted market prices for such debt securities. Please see Note 9 for more information about the Company’s debt.

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

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$69,487	$69,143	$167,434	$159,370
Total weighted average basic shares	182,756	183,164	184,598	182,817
Dilutive securities:
Stock option and stock award programs	5,740	5,428	5,303	4,966
Total weighted average diluted shares	188,496	188,592	189,901	187,783
Net earnings per share:
Basic	$0.38	$0.38	$0.91	$0.87
Diluted	$0.37	$0.37	$0.88	$0.85

At June 30, 2012, options to purchase 44,340 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share for the nine months ended June 30, 2012 since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including unrecognized compensation expense, exceeds the average price per share for the period. At June 30, 2011, all outstanding options to purchase shares of the Company’s common stock were dilutive.

6.   Comprehensive Income and Accumulated Other Comprehensive (Loss) Income

Comprehensive income consists of net earnings, foreign currency translation adjustments and deferred gain on interest rate swaps as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$69,487	$69,143	$167,434	$159,370
Other comprehensive income adjustments:
Foreign currency translation adjustments (a)	(10,578)	3,018	(1,483)	15,033
Deferred gain on interest rate swaps (b)	1,027	1,160	3,947	3,997
Comprehensive income	$59,936	$73,321	$169,898	$178,400

(a)          Amounts are net of income tax of $0.2 million for the three and nine months ended June 30, 2012. There were no income tax amounts related to foreign currency translation adjustments recorded in other comprehensive income for the three and nine months ended June 30, 2011.

(b)         Amounts are net of income tax of $0.7 million for each of the three months ended June 30, 2012 and 2011; and net of income tax of $2.5 million for each of the nine months ended June 30, 2012 and 2011.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The components of accumulated other comprehensive loss, net of tax, as of June 30, 2012 and September 30, 2011 are as follows (in thousands):

	June 30, 2012	September 30, 2011
Cumulative foreign currency translation adjustments (a)	$(20,207)	$(18,724)
Deferred (losses) on interest rate swaps, net of tax (b)	—	(3,947)
Total accumulated other comprehensive loss, net of tax	$(20,207)	$(22,671)

(a)          Amount is net of income tax of $0.2 million at June 30, 2012.

(b)         Amount is net of income tax of $2.5 million at September 30, 2011. Please see Note 10 for more information about the Company’s interest rate swaps.

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

The Company granted approximately 2.0 million and 3.0 million stock options and approximately 32,000 and 199,000 restricted share awards to its employees and consultants during the nine months ended June 30, 2012 and 2011, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.3 million and $5.0 million in the nine months ended June 30, 2012 and 2011, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”) and certain predecessor share-based compensation plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”). In addition, the Company granted approximately 26,000 and 43,000 restricted stock units to its non-employee directors during the nine months ended June 30, 2012 and 2011, respectively.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for the periods presented for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation expense	$2,825	2,462	$13,801	$12,737
Income tax benefit related to share-based compensation expense	$674	955	$4,933	$4,942

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s stock option awards for the nine months ended June 30, 2012:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2011	13,778	$8.50	6.8	$111,571
Granted	1,979	19.21
Exercised	(2,995)	7.71
Forfeited or expired	(166)	11.15
Outstanding at June 30, 2012	12,596	$10.34	6.7	$193,992

Exercisable at June 30, 2012	6,556	$8.42	5.5	$113,524

The following table summarizes information about stock options under the Company’s share-based compensation plans at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2012 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2012 (in Thousands)	Weighted Average Exercise Price
$2.00 – 5.24	1,786	5.6	$4.81	1,184	$4.59
$7.42 – 19.21	10,810	6.9	11.25	5,372	9.27
Total	12,596	6.7	$10.34	6,556	$8.42

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

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company who have been granted stock options. The expected volatility used for awards made during the nine months ended June 30, 2012, reflects the average volatility for the Company’s common stock. For awards made prior to the fiscal year 2012, the expected volatility used was derived using the average volatility of both the Company and similar companies (based on industry sector) since it was not practicable to estimate the Company’s expected volatility on a stand-alone basis due to a lack of sufficient trading history. The risk-free interest rate is based on the five-year zero-coupon U.S. Treasury notes as of the date of the grant. Since the Company does not currently expect to pay dividends, the dividend yield used is 0%.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The weighted average fair value of the stock options issued to the Company’s grantees at the date of grant in the nine months ended June 30, 2012 and 2011 was $9.60 and $5.74 per option, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2012 was $41.0 million. Cash proceeds from these option exercises were $23.1 million and the income tax benefit realized from these option exercises was $14.3 million.

At June 30, 2012, approximately $17.1 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.5 years.

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

The following table presents a summary of the activity for the Company’s restricted stock awards for the nine months ended June 30, 2012:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2011	445	$9.12	3.1
Granted	32	19.21
Vested	(144)	8.70
Forfeited	—	—
Unvested at June 30, 2012	333	$10.27	2.6

At June 30, 2012, approximately $1.9 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 2.6 years.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s RSUs for the nine months ended June 30, 2012:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2011	—	$—	—
Granted	26	19.21
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2012	26	$19.21	0.3

At June 30, 2012, approximately $0.1 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.3 years.

8.   Goodwill and Intangible Assets

The change in the carrying amounts of goodwill by operating segment for the nine months ended June 30, 2012 is as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2011	$75,536	$430,337	$505,873
Additions and purchase price adjustments (a)	14,982	9,189	24,171
Foreign currency translation	(2,683)	1,203	(1,480)
Balance at June 30, 2012	$87,835	$440,729	$528,564

(a)          Please see Note 12 for additional information about businesses acquired.

The Company performs its goodwill impairment test during the second quarter of its fiscal year. As permitted, the Company adopted the provisions of ASU 2011-08 in connection with its goodwill impairment test for the fiscal year 2012. There were no goodwill impairment losses recognized in the current or prior periods presented.

The following table provides the carrying value for intangible assets with indefinite lives, excluding goodwill, and the gross carrying value and accumulated amortization for intangible assets subject to amortization by operating segment at June 30, 2012 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at June 30, 2012:
Intangible assets with indefinite lives:
Trade names	$26,636	$27,341	$53,977
Total	26,636	27,341	53,977
Intangible assets subject to amortization:
Gross carrying amount	26,120	106,482	132,602
Accumulated amortization	(9,032)	(46,750)	(55,782)
Net value	17,088	59,732	76,820
Total intangible assets, excluding goodwill, net	$43,724	$87,073	$130,797

As described in Note 12, during the nine months ended June 30, 2012, intangible assets subject to amortization in the amount of $11.8 million were recorded in connection with the Company’s November 2011 acquisition of Kappersservice Floral B.V. and two related companies (together, the “Floral Group”) based on their estimated fair values.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Amortization expense was $3.6 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively; and $10.3 million and $9.2 million for the nine months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2012	$3,430
2013	12,253
2014	11,847
2015	11,318
2016	10,168
Thereafter	27,804
$76,820

9.   Short-term Borrowings and Long-term Debt

Details of long-term debt are as follows (in thousands):

	As of June 30, 2012	Maturity Dates	Interest Rates
ABL facility	$53,000	Nov. 2015	(i) Prime plus (1.25% to 1.75%) or;
			(ii) LIBOR plus (2.25% to 2.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022	700,000	June 2022	5.750%
Other (a)	2,746	2012-2015	4.05% to 5.79%
Total	$1,505,746

Capital leases and other	$5,602
Less: current portion	(54,966)
Total long-term debt	$1,456,382

(a)     Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA (“Sinelco”).

The Company, through its subsidiaries (Sally Investment Holdings LLC (“Sally Investment”) and Sally Holdings LLC (“Sally Holdings”)), incurred $1,850.0 million of indebtedness in connection with the Company’s separation from its former parent, Alberto-Culver Company, in November 2006. These borrowings included: (i) drawing on a revolving (asset-based lending (“ABL”)) credit facility in the amount of $70.0 million, (ii) entering into two senior term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million and (iii) together (jointly and severally) with another of the Company’s indirect subsidiaries, Sally Capital Inc., issuing senior notes in an aggregate amount of $430.0 million and senior subordinated notes in an aggregate amount of $280.0 million. Borrowings under the senior term loan A facility were repaid in full in the fiscal year 2010.

In November 2010, Sally Holdings entered into a new $400 million, five-year ABL facility and terminated its prior ABL credit facility (the “prior ABL facility”). The terms of the ABL facility contain a commitment fee of 0.50% on the unused portion of the facility. Borrowings under the ABL facility are secured by substantially all of our assets, those of Sally Investment, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries, those of our Canadian subsidiaries and a pledge of certain intercompany notes. Such borrowings bear interest at Prime plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. In connection with our termination of the prior ABL facility we expensed approximately $1.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

In November 2011, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both wholly-owned subsidiaries of the Company, the Company and certain of its domestic subsidiaries entered into an agreement pursuant to which the Issuers sold in a private placement $750.0 million aggregate principal amount of the Issuers’ 6.875% Senior Notes due 2019 (the “senior notes due 2019”). The senior notes due 2019 bear interest at an annual rate of 6.875% and were issued at par. In connection with the issuance of such notes the Company incurred and capitalized financing costs of approximately $15.2 million. These deferred financing costs are included in other assets on our consolidated balance sheets and are being amortized over the term of the senior notes due 2019 using the effective interest method. In June 2012, the Company exchanged the senior notes due 2019 for

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

notes that are registered pursuant to a registration statement, which was effective May 2012, and otherwise are identical to the senior notes due 2019.

In December 2011, the Issuers used the net proceeds from the issuance of the senior notes due 2019: (i) to redeem $430.0 million aggregate principal amount outstanding of the Issuers’ 9.25% senior notes due 2014, (ii) to redeem $275.0 million aggregate principal amount outstanding of the Issuers’ 10.50% senior subordinated notes due 2016 (together with the senior notes due 2014, the “Old Notes”), pursuant to the terms of the indentures governing the Old Notes, and (iii) to pay accrued and unpaid interest on the Old Notes, and fees and expenses incurred in connection with issuance of the senior notes due 2019 and redemption of the Old Notes. In connection with our redemption of the Old Notes we recorded a charge to earnings in the amount of approximately $34.6 million, including approximately $24.4 million in call premiums paid and approximately $10.2 million in unamortized deferred financing costs expensed. This amount is included in interest expense in the Company’s consolidated statements of earnings.

In May 2012, the Issuers, the Company and certain of the Company’s domestic subsidiaries entered into an agreement pursuant to which the Issuers sold $700.0 million aggregate principal amount of the Issuers’ 5.75% Senior Notes due 2022 (the “senior notes due 2022”). The senior notes due 2022 bear interest at an annual rate of 5.75%, were issued at par, and are registered securities pursuant to a registration statement filed with the SEC in May 2012. In connection with the issuance of such notes, the Company incurred and capitalized financing costs of approximately $13.0 million. These deferred financing costs are included in other assets on our consolidated balance sheets and are being amortized over the term of the senior notes due 2022 using the effective interest method.

Sally Holdings used the net proceeds from the debt offering: (i) to repay in full the aggregate principal amount outstanding (approximately $596.9 million) under its senior term loan B facility due 2013, plus accrued and unpaid interest thereon, (ii) to pay approximately $90.0 million of borrowings outstanding under the ABL facility, and (iii) to pay fees and expenses incurred in connection with the offering. In connection with our repayment of the senior term loan B facility, we expensed approximately $3.2 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

During the first half of its fiscal year 2012 prior to its repayment and termination, the Company had made optional prepayments in the aggregate amount of $100.0 million on the senior term loan B facility. In connection with such prepayments the Company expensed approximately $0.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

Borrowings under the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries, those of our Canadian subsidiaries and a pledge of certain intercompany notes.

The senior notes due 2019 and the senior notes due 2022 (hereafter, the “senior notes due 2019 and 2022”) are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019 and 2022 is payable semi-annually, during the Company’s first and third fiscal quarters.

The senior notes due 2019 carry optional redemption features whereby the Company has the option to redeem the notes, in whole or in part, on or after November 15, 2017 at par, plus accrued and unpaid interest, if any, and on or after November 15, 2015 at par plus a premium declining ratably to par, plus accrued and unpaid interest, if any. Prior to November 15, 2015, the notes may be redeemed, in whole or in part, at a redemption price equal to par plus a make-whole premium as provided in the indenture, plus accrued and unpaid interest, if any. In addition, on or prior to November 15, 2014, the Company has the right to redeem at par plus a specified premium, plus accrued and unpaid interest, if any, up to 35% of the aggregate principal amount of notes originally issued, subject to certain limitations, with the proceeds from certain kinds of equity offerings, as defined in the indenture.

The senior notes due 2022 carry optional redemption features whereby the Company has the option to redeem the notes, in whole or in part, on or after June 1, 2020 at par, plus accrued and unpaid interest, if any, and on or after June 1, 2017 at par plus a premium declining ratably to par, plus accrued and unpaid interest, if any. Prior to June 1, 2017, the notes may be redeemed, in whole or in part, at a redemption price equal to par plus a make-whole premium as provided in the indenture, plus accrued and unpaid interest, if any. In addition, on or prior to June 1, 2015, the Company has the right to redeem at par plus a specified premium, plus accrued and unpaid interest, if any, up to 35% of the aggregate principal amount of notes originally issued, subject to certain limitations, with the proceeds from certain kinds of equity offerings, as defined in the indenture.

Maturities of the Company’s long-term debt are as follows as of June 30, 2012 (in thousands):

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Twelve months ending June 30:
2013	$54,238
2014	962
2015	546
2016	—
2017	—
Thereafter	1,450,000
$1,505,746
Capital leases and other	5,602
Less: current portion	(54,966)
Total	$1,456,382

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

The indentures governing the senior notes due 2019 and 2022 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At June 30, 2012, the Company’s Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense, as defined in the indentures, for such period.

The indentures governing the senior notes due 2019 and 2022 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”), to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (a) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (b) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (c) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (d) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At June 30, 2012, the Company’s Consolidated Total Leverage Ratio was approximately 2.5 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters.

In June 2012, the Company, Sally Holdings and the other parties to the ABL facility entered into an amendment (hereafter, “the Amendment”) to the ABL facility which, among other things, relaxed the restrictions regarding the making of Restricted Payments. Under the ABL facility, as amended, Sally Holdings may make Restricted Payments to us if availability under the ABL facility exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, the same borrowing availability must be maintained and the Consolidated Fixed-Charge Coverage Ratio (as defined in the ABL facility) must equal or exceed 1.2 to 1.0 (up from 1.1 to 1.0 prior to the Amendment). Consolidated Fixed-Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the ABL facility, minus certain unfinanced capital expenditures and tax payments to (ii) fixed charges, as specified in the ABL facility. However, pursuant to the Amendment, the calculation of the Consolidated Fixed-Charge Coverage Ratio now excludes from fixed charges any Restricted Payments. Further, the Amendment increased the level of the Consolidated Fixed-Charge Coverage Ratio that the Company must satisfy to 1.1 to 1.0 (from 1.0 to 1.0) during any period that availability under the ABL facility is less than the greater of $40.0 million or 15% of the borrowing base. As of June 30, 2012, the Consolidated Fixed-Charge Coverage Ratio was approximately 3.2 to 1.0.

When used in this quarterly report, the phrase “Consolidated EBITDA” is intended to have the meaning ascribed to such phrase in the ABL facility or the indentures governing the senior notes due 2019 and 2022, as appropriate. EBITDA is not a recognized

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

measurement under GAAP and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

The ABL facility and the indentures governing the senior notes due 2019 and 2022 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of June 30, 2012, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

10.    Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk, and changes in interest rates and in foreign currency exchange rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of derivative instruments from time to time (including interest rate swaps, and foreign currency options, collars and forwards) by Sally Holdings.

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. Interest payments related to the senior term loans were impacted by changes in LIBOR.

The Company from time to time uses foreign currency options, collars and forwards, as part of its overall economic risk management strategy, to fix the amount of certain foreign assets and obligations relative to its functional and reporting currency (the U.S. dollar) or to add stability to cash flows resulting from its net investments (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. The Company’s foreign currency exposures at times offset each other thus providing a natural hedge against its foreign currency risk. In connection with the remaining foreign currency risk, the Company uses foreign currency options, collars and forwards to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows thus limiting the potential fluctuations in such cash flows as a result of foreign currency market movements.

As of June 30, 2012, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million. These agreements expired in May 2012 and were designated and qualified as effective cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, changes in the fair value of these derivative instruments (which were adjusted quarterly) were recorded, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the swap agreements expired. Amounts reported in OCI related to interest rate swaps were reclassified into interest expense, as a yield adjustment, in the same period in which interest on hedged variable-rate debt obligations affected earnings. Interest expense resulting from such reclassifications was $1.7 million and $2.6 million during the three months ended June 30, 2012 and 2011, respectively; and $6.7 million and $7.6 million during the nine months ended June 30, 2012 and 2011, respectively. There were no amounts remaining in OCI at June 30, 2012.

Non-designated Cash Flow Hedges

The Company uses foreign currency options and collars including, at June 30, 2012, collars with an aggregate notional amount of $3.6 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The foreign currency collar agreements held by the Company at June 30, 2012, have contractual Euro to U.S. dollar exchange rates between 1.4000 and 1.4612, are with a single counterparty and expire in equal monthly amounts through September 2012.

In addition, the Company currently uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At June 30, 2012, we hold: (a) a foreign currency forward which enables us to sell approximately €30.4 million ($38.4 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 1.2469, (b) a foreign currency forward which enables us to sell approximately $2.3 million Canadian dollars ($2.2 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 1.0189, (c) a foreign currency forward which enables us to buy approximately $4.6 million Canadian dollars ($4.5 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 1.0278, (d) a foreign currency forward which enables us to sell approximately 28.8 million Mexican pesos ($2.2 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

13.3941 and (e) a foreign currency forward which enables us to buy approximately £0.6 million ($0.9 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 1.5557. All foreign currency forwards held by the Company at June 30, 2012 are with a single counterparty other than the counterparty on the foreign currency collar agreements discussed above, and expire on or before September 30, 2012.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net gains of $2.2 million and net losses of $0.3 million for the three months ended June 30, 2012 and 2011, respectively; and net gains of $2.6 million and net losses of $0.7 million for the nine months ended June 30, 2012 and 2011, respectively, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2012 (in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of June 30, 2012		As of June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Accrued liabilities	$—
Total derivatives designated as hedging instruments		$—		$—

Derivatives not designated as hedging instruments:
Foreign Currency Collars and Forwards	Prepaid expenses	$370	Accrued liabilities	$603
Total derivatives not designated as hedging instruments		$370		$603

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended June 30, 2012 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the

Statement of Earnings for the

Three Months Ended June 30, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$1,027	Interest expense	$(1,670)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options, Collars and Forwards	Selling, general and administrative expenses	$2,239
Total derivatives not designated as hedging instruments		$2,239

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended June 30, 2011 (in thousands):

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the nine months ended June 30, 2012 (in thousands):

Tabular Disclosure of the Effect of Derivative Instruments on the

Statement of Earnings for the

Nine Months Ended June 30, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$3,947	Interest expense	$(6,731)	Interest expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Currency Options, Collars and Forwards	Selling, general and administrative expenses	$2,611
Total derivatives not designated as hedging instruments		$2,611

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the nine months ended June 30, 2011 (in thousands):

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

In addition, at June 30, 2012, Sally Holdings held certain foreign currency forward agreements which expire on or before September 30, 2012. These derivative instruments are intended to mitigate the Company’s exposure to changes in foreign currency exchange rates in connection with certain non-U.S. dollar denominated intercompany balances not permanently invested. The Company’s functional currency is the U.S. dollar.

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

11.   Income Taxes

The Company and its subsidiaries file consolidated income tax returns in the U.S. federal jurisdiction and some state jurisdictions.

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

The IRS is currently conducting an examination of the Company’s consolidated federal income tax returns for the fiscal years ended September 30, 2009, 2010 and 2011. The IRS had previously audited the Company’s consolidated federal income tax returns through the tax year ended September 30, 2006, thus our statute remains open from the year ended September 30, 2007 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2004 forward. Generally, states’ statutes in the United States are open for tax reviews from 2005 forward.

12.   Business Combinations

On November 1, 2011, the Company acquired the Floral Group for approximately €22.8 million (approximately $31.2 million), subject to certain adjustments. The Floral Group is a distributor of professional beauty products with 19 stores located in the Netherlands. The results of operations of the Floral Group are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. Goodwill of $15.0 million (which is not expected to be deductible for tax purposes) and intangible assets subject to amortization of $11.8 million were recorded as a result of this acquisition based on their estimated fair values. The acquisition was funded with cash from operations and with borrowings on our ABL facility in the amount of approximately $17.0 million. In addition, during the nine months ended June 30, 2012, the Company completed several other individually immaterial acquisitions at an aggregate cost of approximately $12.4 million and recorded additional goodwill in the amount of $9.2 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The assets acquired and liabilities assumed in connection with these acquisitions were recorded based on their respective fair values at the acquisition date.

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

Sales between segments, which were eliminated in consolidation, were not material during the nine months ended June 30, 2012 and 2011. Segment data for the three and nine months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales:
Sally Beauty Supply	$553,419	$517,189	$1,643,749	$1,489,040
BSG	333,572	319,387	997,338	942,905
Total	$886,991	$836,576	$2,641,087	$2,431,945
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$117,622	$103,251	$330,023	$280,748
BSG (a)	46,667	56,694	135,590	125,363
Segment operating profit	164,289	159,945	465,613	406,111
Unallocated expenses (a)(b)	(24,917)	(21,232)	(70,318)	(59,094)
Share-based compensation expense	(2,825)	(2,462)	(13,801)	(12,737)
Interest expense (c)	(26,925)	(27,741)	(113,240)	(85,058)
Earnings before provision for income taxes	$109,622	$108,510	$268,254	$249,222

(a)            For the three and nine months ended June 30, 2011, consolidated operating earnings reflect a net favorable impact of $21.3 million, including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million. This net benefit of $21.3 million is reflected in the BSG segment and in unallocated expenses in the amount of $19.0 million and $2.3 million, respectively.

(b)           Unallocated expenses consist of corporate and shared costs.

(c)            For the three and nine months ended June 30, 2012, interest expense includes losses on extinguishment of debt in the aggregate amount of $3.2 million and $37.8 million, respectively, in connection with the Company’s redemption of its senior notes due 2014 and senior subordinated notes due 2016, and repayment of its senior term loan B with the net proceeds of the Company’s new senior notes due 2019 and senior notes due 2022.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

14.   Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the condensed consolidated balance sheets as of June 30, 2012 and September 30, 2011, the condensed consolidated statements of earnings for the three and nine months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2012 and 2011 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.  Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient, as guarantor subsidiaries are 100 percent indirectly owned by the Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries are pledged under the ABL facility and consequently may not be available to satisfy the claims of general creditors.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

June 30, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$—	$21,952	$32,022	$—	$53,974
Trade accounts and accounts receivable, other, less allowance for doubtful accounts	1	—	66,722	34,178	—	100,901
Due from affiliates	—	2	898,393	2,651	(901,046)	—
Inventory	—	—	542,558	176,437	—	718,995
Prepaid expenses	1,647	81	11,403	13,807	—	26,938
Deferred income tax assets, net	(346)	—	31,661	(2,738)	—	28,577
Property and equipment, net	—	—	133,354	56,392	—	189,746
Investment in subsidiaries	(106,646)	2,103,078	339,040	—	(2,335,472)	—
Goodwill and other intangible assets, net	—	—	478,233	181,128	—	659,361
Other assets	—	29,111	1,052	4,846	—	35,009
Total assets	$(105,344)	$2,132,272	$2,524,368	$498,723	$(3,236,518)	$1,813,501

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$—	$—	$213,397	$53,355	$—	$266,752
Due to affiliates	109,867	719,687	2,651	68,841	(901,046)	—
Accrued liabilities	454	12,348	119,396	25,301	—	157,499
Income taxes payable	(12,292)	4,534	4,596	3,806	—	644
Long-term debt	—	1,503,000	272	8,076	—	1,511,348
Other liabilities	—	—	21,343	1,589	—	22,932
Deferred income tax liabilities, net	(1,412)	(651)	59,635	(1,285)	—	56,287
Total liabilities	96,617	2,238,918	421,290	159,683	(901,046)	2,015,462
Total stockholders’ (deficit) equity	(201,961)	(106,646)	2,103,078	339,040	(2,335,472)	(201,961)
Total liabilities and stockholders’ (deficit) equity	$(105,344)	$2,132,272	$2,524,368	$498,723	$(3,236,518)	$1,813,501

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings
Three Months Ended June 30, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$716,288	$170,703	$—	$886,991
Related party sales	—	—	717	—	(717)	—
Cost of products sold and distribution expenses	—	—	350,032	93,297	(717)	442,612
Gross profit	—	—	366,973	77,406	—	444,379
Selling, general and administrative expenses	2,681	184	224,940	63,728	—	291,533
Depreciation and amortization	—	—	11,569	4,730	—	16,299
Operating earnings (loss)	(2,681)	(184)	130,464	8,948	—	136,547
Interest income	—	—	—	(20)	—	(20)
Interest expense	—	26,765	23	157	—	26,945
Earnings (loss) before provision for income taxes	(2,681)	(26,949)	130,441	8,811	—	109,622
Provision (benefit) for income taxes	(974)	(10,451)	49,003	2,557	—	40,135
Equity in earnings of subsidiaries, net of tax	71,194	87,692	6,254	—	(165,140)	—
Net earnings	$69,487	$71,194	$87,692	$6,254	$(165,140)	$69,487

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings
Three Months Ended June 30, 2011

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$674,057	$162,519	$—	$836,576
Related party sales	—	—	716	—	(716)	—
Cost of products sold and distribution expenses	—	—	338,136	88,625	(716)	426,045
Gross profit	—	—	336,637	73,894	—	410,531
Selling, general and administrative expenses	1,767	124	197,517	59,599	—	259,007
Depreciation and amortization	—	—	10,848	4,425	—	15,273
Operating earnings (loss)	(1,767)	(124)	128,272	9,870	—	136,251
Interest income	—	—	(15)	(56)	—	(71)
Interest expense	—	27,576	18	218	—	27,812
Earnings (loss) before provision for income taxes	(1,767)	(27,700)	128,269	9,708	—	108,510
Provision (benefit) for income taxes	(666)	(10,743)	48,685	2,091	—	39,367
Equity in earnings of subsidiaries, net of tax	70,244	87,201	7,617	—	(165,062)	—
Net earnings	$69,143	$70,244	$87,201	$7,617	$(165,062)	$69,143

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings
Nine Months Ended June 30, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$2,133,523	$507,564	$—	$2,641,087
Related party sales	—	—	2,202	—	(2,202)	—
Cost of products sold and distribution expenses	—	—	1,062,538	277,729	(2,202)	1,338,065
Gross profit	—	—	1,073,187	229,835	—	1,303,022
Selling, general and administrative expenses	7,990	473	672,652	192,621	—	873,736
Depreciation and amortization	1	—	33,886	13,905	—	47,792
Operating earnings (loss)	(7,991)	(473)	366,649	23,309	—	381,494
Interest income	—	—	(1)	(87)	—	(88)
Interest expense	—	112,728	81	519	—	113,328
Earnings (loss) before provision for income taxes	(7,991)	(113,201)	366,569	22,877	—	268,254
Provision (benefit) for income taxes	(2,844)	(43,903)	139,547	8,020	—	100,820
Equity in earnings of subsidiaries, net of tax	172,581	241,879	14,857	—	(429,317)	—
Net earnings	$167,434	$172,581	$241,879	$14,857	$(429,317)	$167,434

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings
Nine Months Ended June 30, 2011

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$1,969,387	$462,558	$—	$2,431,945
Related party sales	—	—	2,196	—	(2,196)	—
Cost of products sold and distribution expenses	—	—	999,869	252,535	(2,196)	1,250,208
Gross profit	—	—	971,714	210,023	—	1,181,737
Selling, general and administrative expenses	5,697	437	624,607	172,555	—	803,296
Depreciation and amortization	1	—	31,880	12,280	—	44,161
Operating earnings (loss)	(5,698)	(437)	315,227	25,188	—	334,280
Interest income	—	—	(72)	(157)	—	(229)
Interest expense	—	84,589	50	648	—	85,287
Earnings (loss) before provision for income taxes	(5,698)	(85,026)	315,249	24,697	—	249,222
Provision (benefit) for income taxes	(2,146)	(32,976)	120,185	4,789	—	89,852
Equity in earnings of subsidiaries, net of tax	162,922	214,972	19,908	—	(397,802)	—
Net earnings	$159,370	$162,922	$214,972	$19,908	$(397,802)	$159,370

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash (used) provided by operating activities	$176,920	$(49,903)	$29,491	$40,053	$—	$196,561
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(29,397)	(14,763)	—	(44,160)
Acquisitions, net of cash acquired	—	—	(10,607)	(32,547)	—	(43,154)
Net cash used by investing activities	—	—	(40,004)	(47,310)	—	(87,314)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,876,300	—	—	—	1,876,300
Repayments of long-term debt	—	(1,799,539)	(69)	(2,325)	—	(1,801,933)
Debt issuance costs	—	(26,858)	—	—	—	(26,858)
Repurchase of common stock	(200,000)	—	—	—	—	(200,000)
Proceeds from exercises of stock options	23,080	—	—	—	—	23,080
Excess tax benefit from share-based compensation	—	—	9,951	696	—	10,647
Net cash provided (used) by financing activities	(176,920)	49,903	9,882	(1,629)	—	(118,764)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
Net increase (decrease) in cash and cash equivalents	—	—	(631)	(8,876)	—	(9,507)
Cash and cash equivalents, beginning of period	—	—	22,583	40,898	—	63,481
Cash and cash equivalents, end of period	$—	$—	$21,952	$32,022	$—	$53,974

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2011

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash (used) provided by operating activities	$(6,681)	$82,366	$96,174	$23,278	$—	$195,137
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(29,062)	(13,907)	—	(42,969)
Acquisitions, net of cash acquired	—	—	(81,435)	(2,487)	—	(83,922)
Net cash used by investing activities	—	—	(110,497)	(16,394)	—	(126,891)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	372,200	404	6,901	—	379,505
Repayments of long-term debt	—	(449,200)	(112)	(8,938)	—	(458,250)
Debt issuance costs	—	(5,386)	—	—	—	(5,386)
Proceeds from exercises of stock options	6,681	—	—	—	—	6,681
Excess tax benefit from share-based compensation	—	—	1,954	—	—	1,954
Net cash provided (used) by financing activities	6,681	(82,386)	2,246	(2,037)	—	(75,496)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	473	—	473
Net increase (decrease) in cash and cash equivalents	—	(20)	(12,077)	5,320	—	(6,777)
Cash and cash equivalents, beginning of period	—	20	32,975	26,499	—	59,494
Cash and cash equivalents, end of period	$—	$—	$20,898	$31,819	$—	$52,717

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

Highlights For the Nine Months Ended June 30, 2012:

•                  Our consolidated same store sales increased by 7.1% for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011;

•                  Our consolidated net sales for the nine months ended June 30, 2012, increased by $209.1 million, or 8.6%, to $2,641.1 million compared to $2,431.9 million for the nine months ended June 30, 2011;

•                  Our consolidated gross profit for the nine months ended June 30, 2012, increased by $121.3 million, or 10.3%, to $1,303.0 million compared to $1,181.7 million for the nine months ended June 30, 2011. As a percentage of net sales, gross profit increased by 70 basis points to 49.3% for the nine months ended June 30, 2012, compared to 48.6% for the nine months ended June 30, 2011;

•                  Our consolidated operating earnings for the nine months ended June 30, 2012, increased by $47.2 million, or 14.1%, to $381.5 million compared to $334.3 million for the nine months ended June 30, 2011. As a percentage of net sales, operating earnings increased by 70 basis points to 14.4% for the nine months ended June 30, 2012, compared to 13.7% for the nine months ended June 30, 2011;

•                  Net earnings increased by $8.1 million, or 5.1%, to $167.4 million for the nine months ended June 30, 2012, compared to $159.4 million for the nine months ended June 30, 2011. For the nine months ended June 30, 2012, net earnings reflect charges in the aggregate amount of $37.8 million related to our redemption of the senior notes and senior subordinated notes and our payment in full of borrowings under the senior term loan B. As a percentage of net sales, net earnings decreased by 30 basis points to 6.3% for the nine months ended June 30, 2012, compared to 6.6% for the nine months ended June 30, 2011;

•                  Cash provided by operations was $196.6 million for the nine months ended June 30, 2012, compared to $195.1 million for the nine months ended June 30, 2011;

•                  In November 2011, the Company acquired Kappersservice Floral B.V. and two related companies (together, the “Floral Group”), a distributor of professional beauty products with 19 stores located in the Netherlands, for approximately €22.8 million (approximately $31.2 million), subject to certain adjustments;

•                  In December 2011, the Company redeemed its 9.25% senior notes due 2014 and 10.50% senior subordinated notes due 2016 with the net proceeds from its November 2011 issuance of $750.0 million principal amount of its 6.875% senior notes due 2019;

•                  In May 2012, the Company repurchased approximately 7.6 million shares of its common stock in a private transaction for $200.0 million in cash. The Company funded this transaction primarily with borrowings in the amount of $160.0 million under its revolving credit facility (the “ABL facility”) and with cash from operations;

•                  In May 2012, the Company also repaid in full its borrowings (approximately $596.9 million) under the senior term loan B and approximately $90.0 million of its borrowing under the ABL facility with the net proceeds from its issuance of $700.0 million principal amount of its 5.75% senior notes due 2022; and

•                  For the nine months ended June 30, 2012, interest expense includes losses on extinguishment of debt in the aggregate amount of $37.8 million related to our redemption of the senior notes and senior subordinated notes and our payment in full of borrowings under the senior term loan B (including unamortized deferred financing costs expensed in connection with the debt retired and call premiums paid to redeem the senior notes and senior subordinated notes).

Overview

Description of Business

We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,251 company-operated stores and supplied 183 franchised stores, primarily in North America, South America and selected European countries, as of June 30, 2012. We are the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, hair styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the nine months ended June 30, 2012, our consolidated net sales and operating earnings were $2,641.1 million and $381.5 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of June 30, 2012, Sally Beauty Supply operated 3,234 company-operated retail stores, including 2,566 of which are located in the U.S. (with the remaining 668 company-operated stores located in Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain) and Sally Beauty Supply supplied 24 franchised stores located outside the U.S. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, with between 5,000 and 8,000 SKUs (primarily in the U.S. and Canada) of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as a broad selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply stores outside the U.S. and Canada vary by marketplace. For the nine months ended June 30, 2012, Sally Beauty Supply’s net sales and segment operating profit were $1,643.7 million and $330.0 million, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S., exclusively targeting salons and salon professionals. As of June 30, 2012, BSG had 1,017 company-operated stores, supplied 159 franchised stores and had a sales force of approximately 1,110 professional distributor sales consultants in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. professional beauty sales channel. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,700 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the nine months ended June 30, 2012, BSG’s net sales and segment operating profit were $997.3 million and $135.6 million, respectively.

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

Significant Recent Acquisitions

On November 1, 2011, we acquired the Floral Group, a distributor of professional beauty products with 19 stores located in the Netherlands, for approximately €22.8 million (approximately $31.2 million), subject to certain adjustments. The results of operations of the Floral Group are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. Goodwill of $15.0 million (which is not expected to be deductible for tax purposes) and intangible assets subject to amortization of $11.8 million were recorded as a result of this acquisition based on their estimated fair values. The acquisition was funded with cash from operations and with borrowings on our ABL facility in the amount of approximately $17.0 million. In addition, during the nine months ended June 30, 2012, we completed several other individually immaterial acquisitions at an aggregate cost of approximately $12.4 million and recorded additional goodwill in the amount of $9.2 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The assets acquired and liabilities assumed in connection with these acquisitions were recorded based on their respective fair values at the acquisition date.

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

Interest Rate Swap Agreements

The Company is exposed to a wide variety of economic risks, including risks arising from changing market interest rates. The Company manages its exposure to certain economic risks (including liquidity, credit risk and changes in interest rates) primarily (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of interest rate swaps by Sally Holdings LLC (“Sally Holdings”) from time to time. The Company has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its variable interest rate debt obligations, such as interest payments related to its senior term loans which, until the repayment of such loans, were impacted by changes in LIBOR.

In May 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million. These agreements were designated and qualified as effective cash flow hedges. Accordingly, changes in the fair value of these derivative instruments (which were adjusted quarterly) were recorded, net of income tax, in accumulated other comprehensive (loss) income until the swap agreements expired, in May 2012. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Interest rate risk” contained in Part I of this Quarterly Report on Form 10-Q and Note 16 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for additional information about the Company’s interest rate swaps.

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

The Company from time to time uses foreign currency options and collars, including, at June 30, 2012, collars with an aggregate notional amount of $3.6 million to manage the exposure to the U.S. dollar resulting from our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The foreign currency collar agreements held by the Company at June 30, 2012 have contractual Euro to U.S. dollar exchange rates between 1.4000 and 1.4612, are with a single counterparty and expire in equal amounts monthly through September 2012.

In addition, the Company currently uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At June 30, 2012, we hold: (a) a foreign currency forward which enables us to sell approximately €30.4 million ($38.4 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 1.2469, (b) a foreign currency forward which enables us to sell approximately $2.3 million Canadian dollars ($2.2 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 1.0189, (c) a foreign currency forward which enables us to buy approximately $4.6 million Canadian dollars ($4.5 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 1.0278, (d) a foreign currency forward which enables us to sell approximately 28.8 million Mexican pesos ($2.2 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 13.3941 and (e) a foreign currency forward which enables us to buy approximately £0.6 million ($0.9 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 1.5557. All foreign currency forwards held by the Company at June 30, 2012 are with a single counterparty other than the counterparty on the foreign currency collar agreements discussed above, and expire on or before September 30, 2012.

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

Share-Based Compensation Plans

The Company granted approximately 2.0 million and 3.0 million stock options and approximately 32,000 and 199,000 restricted share awards to its employees and consultants during the nine months ended June 30, 2012 and 2011, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.3 million and $5.0 million in the nine months ended June 30, 2012 and 2011, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan and certain predecessor share-based plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan. For the nine months ended June 30, 2012 and 2011, total share-based compensation costs charged against earnings were $13.8 million and $12.7 million, respectively.

Non-recurring Items

In December 2011, the Company redeemed $430.0 million aggregate principal amount outstanding of its 9.25% senior notes due 2014 and $275.0 million aggregate principal amount outstanding of its 10.50% senior subordinated notes due 2016, pursuant to the terms of the indentures governing the senior notes and the senior subordinated notes. In addition, in May 2012, the Company repaid in full its borrowings under the senior term loan B (approximately $596.9 million). Accordingly, during the nine months ended June 30, 2012, the Company recorded charges to earnings in the aggregate amount of approximately $37.8 million (including approximately $24.4 million in call premiums paid and approximately $13.4 million in unamortized deferred financing costs expensed) in connection with its redemption of the senior notes and the senior subordinated notes and its repayment of the senior term loan B. These amounts are included in interest expense in the Company’s consolidated statements of earnings. Please see “Liquidity and Capital Resources” below for more information about the Company’s debt.

For the three and nine months ended June 30, 2011, consolidated operating earnings reflect a net favorable impact of $21.3 million, including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million, including exit costs related to the closure of a warehouse.

Results of Operations

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales	$886,991	$836,576	$2,641,087	$2,431,945
Cost of products sold and distribution expenses	442,612	426,045	1,338,065	1,250,208
Gross profit	444,379	410,531	1,303,022	1,181,737
Total other operating costs and expenses	307,832	274,280	921,528	847,457
Operating earnings	136,547	136,251	381,494	334,280
Interest expense	26,925	27,741	113,240	85,058
Earnings before provision for income taxes	109,622	108,510	268,254	249,222
Provision for income taxes	40,135	39,367	100,820	89,852
Net earnings	$69,487	$69,143	$167,434	$159,370

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2012 and 2011, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	49.9%	50.9%	50.7%	51.4%
Gross profit	50.1%	49.1%	49.3%	48.6%
Total other operating costs and expenses	34.7%	32.8%	34.9%	34.9%
Operating earnings	15.4%	16.3%	14.4%	13.7%
Interest expense	3.0%	3.3%	4.2%	3.5%
Earnings before provision for income taxes	12.4%	13.0%	10.2%	10.2%
Provision for income taxes	4.6%	4.7%	3.9%	3.6%
Net earnings	7.8%	8.3%	6.3%	6.6%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales:
Sally Beauty Supply	$553,419	$517,189	$1,643,749	$1,489,040
BSG	333,572	319,387	997,338	942,905
Consolidated	$886,991	$836,576	$2,641,087	$2,431,945
Gross profit	$444,379	$410,531	$1,303,022	$1,181,737
Gross profit margin	50.1%	49.1%	49.3%	48.6%
Selling, general and administrative expenses	$291,533	$259,007	$873,736	$803,296
Depreciation and amortization	$16,299	$15,273	$47,792	$44,161
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$117,622	$103,251	$330,023	$280,748
BSG (a)	46,667	56,694	135,590	125,363
Segment operating profit	164,289	159,945	465,613	406,111
Unallocated expenses (a)	(24,917)	(21,232)	(70,318)	(59,094)
Share-based compensation expense	(2,825)	(2,462)	(13,801)	(12,737)
Operating earnings	136,547	136,251	381,494	334,280
Interest expense (b)	(26,925)	(27,741)	(113,240)	(85,058)
Earnings before provision for income taxes	$109,622	$108,510	$268,254	$249,222
Segment operating profit margin:
Sally Beauty Supply	21.3%	20.0%	20.1%	18.9%
BSG (a)	14.0%	17.8%	13.6%	13.3%
Consolidated operating profit margin	15.4%	16.3%	14.4%	13.7%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			3,258	3,123
BSG			1,176	1,139
			4,434	4,262
Same store sales growth (c)
Sally Beauty Supply	5.2%	6.1%	7.5%	6.2%
BSG	5.3%	5.3%	6.3%	6.2%
Consolidated	5.2%	5.9%	7.1%	6.2%

(a)         Unallocated expenses consist of corporate and shared costs. For the three and nine months ended June 30, 2011, consolidated operating earnings reflect a net favorable impact of $21.3 million, including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million. This net benefit of $21.3 million is reflected in the BSG segment and in unallocated expenses in the amount of $19.0 million and $2.3 million, respectively.

(b)         For the three and nine months ended June 30, 2012, interest expense includes losses on extinguishment of debt of $3.2 million and $37.8 million, respectively, in connection with the Company’s redemption of its senior notes due 2014 and senior subordinated notes due 2016, and repayment of its senior term loan B. Please see “Liquidity and Capital Resources” below for more information about the Company’s debt.

(c)          Same stores are defined as company-operated stores that have been open for at least 14 months as of the last day of a month. Our same store sales are calculated in constant dollars and include internet-based sales and the effect of store expansions, if applicable, but do not generally include the sales from stores relocated until at least 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until at least 14 months after the acquisition date. There may be variations in the way other retailers, including our competitors, calculate same store sales compared to our calculation.

The Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended June 30,
	2012	2011	Increase
Net sales:
Sally Beauty Supply	$553,419	$517,189	$36,230	7.0%
BSG	333,572	319,387	14,185	4.4%
Consolidated net sales	$886,991	$836,576	$50,415	6.0%

Gross profit:
Sally Beauty Supply	$306,373	$281,483	$24,890	8.8%
BSG	138,006	129,048	8,958	6.9%
Consolidated gross profit	$444,379	$410,531	$33,848	8.2%

Gross profit margin:
Sally Beauty Supply	55.4%	54.4%	1.0%
BSG	41.4%	40.4%	1.0%
Consolidated gross profit margin	50.1%	49.1%	1.0%

Net Sales

Consolidated net sales increased by $50.4 million, or 6.0%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily a result of increases in unit volume (including increases in sales at existing stores and the incremental sales from 174 company-operated stores opened or acquired during the last twelve months). Company-operated Sally Beauty Supply and BSG stores that have been open for at least 14 months contributed an increase of approximately $60.3 million, or 7.2%, and sales through our BSG distributor sales consultants contributed an increase of approximately $10.0 million, or 1.2%. For the three months ended June 30, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $18.8 million, or 2.2%, less to the sales increase than for the three months ended June 30, 2011. Other sales channels (including sales through our BSG franchise-based businesses, from stores that have been open for less than 14 months and our Sally Beauty Supply non-store sales), in the aggregate, contributed a decrease of approximately $1.2 million, or 0.1%, compared to the three months ended June 30, 2011. Consolidated net sales for the three months ended June 30, 2012, are inclusive of approximately $11.0 million in negative impact from changes in foreign currency exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $36.2 million, or 7.0%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily a result of increases in unit volume (including increases in sales at existing stores and the incremental sales from 139 company-operated stores opened or acquired during the last twelve months). In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $32.6 million, or 6.3%. In addition, for the three months ended June 30, 2012, incremental sales from businesses acquired in the preceding 12 months were approximately $7.3 million with no comparable amount for the three months ended June 30, 2011. Other sales channels (including sales from stores that have been open for less than 14 months and non-store sales), in the aggregate, contributed a decrease of approximately $3.7 million, or 0.7%, compared to the three months ended June 30, 2011. Net sales for Sally Beauty Supply for the three months ended June 30, 2012, are inclusive of approximately $9.2 million in negative impact from changes in foreign currency exchange rates, including the impact of a weaker Euro in 2012.

Beauty Systems Group.  Net sales for BSG increased by $14.2 million, or 4.4%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily a result of increases in unit volume (including increases in sales at existing stores and the incremental sales from 35 company-operated stores opened or acquired during the last twelve months). In the BSG segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $27.7 million, or 8.7%, and sales through our distributor sales consultants contributed an increase of approximately $10.0 million, or 3.1%. For the three months ended June 30, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $26.1 million, or 8.2%, less to the sales increase than for the three months ended June 30, 2011. Other sales channels (including sales through our franchise-based businesses and from stores that have been open for less than 14 months), in the aggregate, contributed an increase of approximately $2.5 million, or 0.8%, compared to the three months ended June 30, 2011. Net sales for BSG for the three months ended June 30, 2012, are inclusive of approximately $1.8 million in negative impact from changes in foreign currency exchange rates.

Gross Profit

Consolidated gross profit increased by $33.8 million, or 8.2%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, principally due to higher sales volume and improved gross margins in both business segments, as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $24.9 million, or 8.8%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, as a result of higher sales volume and improved gross margin. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 55.4% for the three months ended June 30, 2012, compared to 54.4% for the three months ended June 30, 2011. This increase was primarily the result of a favorable shift in product and customer mix (including a year-over-year increase in sales of exclusive-label products and other higher-margin products), partially offset by an increase in distribution expenses, particularly in some of the segment’s international operations. This increase also reflects a $4.2 million negative impact from changes in foreign currency exchange rates, including the impact of a weaker Euro in 2012.

Beauty Systems Group.  BSG’s gross profit increased by $9.0 million, or 6.9%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, principally as a result of higher sales volume and improved gross margin. BSG’s gross profit as a percentage of net sales increased to 41.4% for the three months ended June 30, 2012, compared to 40.4% for the three months ended June 30, 2011. This increase was principally the result of a favorable change in the sales mix across the business, product cost reduction initiatives and continued synergies from businesses acquired during the last 24 months.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $32.5 million, or 12.6%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (approximately 174 company-operated stores were added since June 30, 2011), as well as higher shipping and handling costs (including certain freight and distribution expenses) of $1.3 million. In addition, for the three months ended June 30, 2011, consolidated selling, general and administrative expenses reflect certain non-recurring charges ($5.7 million), including costs related to the closure of a BSG warehouse, and a credit resulting from a litigation settlement ($27.0 million). Selling, general and administrative expenses, as a percentage of net sales, increased to 32.9% for the three months ended June 30, 2012, compared to 31.0% for the three months ended June 30, 2011. This increase is primarily due to the credit from the litigation settlement in the three months ended June 30, 2011, without a comparable amount in the three months ended June 30, 2012, partially offset by the increase in net sales described above.

Depreciation and Amortization

Consolidated depreciation and amortization was $16.3 million for the three months ended June 30, 2012, compared to $15.3 million for the three months ended June 30, 2011. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended June 30,
	2012	2011	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$117,622	$103,251	$14,371	13.9%
BSG	46,667	56,694	(10,027)	(17.7)%
Segment operating profit	164,289	159,945	4,344	2.7%
Unallocated expenses	(24,917)	(21,232)	3,685	17.4%
Share-based compensation expense	(2,825)	(2,462)	363	14.7%
Operating earnings	$136,547	$136,251	$296	0.2%

Consolidated operating earnings increased by $0.3 million, or 0.2%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The increase in consolidated operating earnings was primarily due to an increase in operating profits in the Sally Beauty Supply segment, partially offset by a decrease in operating profits in the BSG segment, higher unallocated expenses and higher share-based compensation, as more fully discussed below. For the three months ended June 30, 2011, consolidated operating earnings reflects a net favorable impact of $21.3 million, including a credit resulting from a litigation settlement ($27.0 million) and certain non-recurring charges ($5.7 million), including costs related to the closure of a BSG warehouse. The credit resulting from the litigation settlement ($27.0 million) is reflected in the BSG segment’s results and in unallocated expenses in the amount of $24.7 million and $2.3 million, respectively. Operating earnings, as a percentage of net sales, were 15.4% for the three months ended June 30, 2012, compared to 16.3% for the three months ended June 30, 2011. This decrease reflects the credit resulting from the litigation settlement in the nine months ended June 30, 2011, without a comparable benefit in the nine months ended June 30, 2012, partially offset by the growth in consolidated gross margin described above as well as a reduction in consolidated operating expenses as a percentage of gross profit.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $14.4 million, or 13.9%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume and improvement in segment gross margin, partially offset by higher advertising costs of approximately $0.9 million, higher freight and distribution expenses of $0.9 million and the incremental costs related to approximately 139 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended June 30, 2012. Segment operating earnings, as a percentage of net sales, increased to 21.3% for the three months ended June 30, 2012, compared to 20.0% for the three months ended June 30, 2011. This increase reflects the growth in the segment’s gross margin described above, as well as a reduction in the segment’s operating expenses as a percentage of the segment’s gross profit.

Beauty Systems Group.  BSG’s segment operating earnings decreased by $10.0 million, or 17.7%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The decrease in BSG’s segment operating earnings reflect a net favorable impact of $19.0 million, including a credit resulting from a litigation settlement (approximately $24.7 million) and certain non-recurring charges ($5.7 million), including costs related to the closure of a warehouse, in the three months ended June 30, 2011 as well as the incremental costs related to approximately 35 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended June 30, 2012. This decrease was partially offset by increased sales volume and higher segment gross margin in the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Segment operating earnings, as a percentage of net sales, decreased to 14.0% for the three months ended June 30, 2012, compared to 17.8% for the three months ended June 30, 2011. This decrease reflects the credit resulting from a litigation settlement in the three months ended June 30, 2011, without a comparable benefit in the three months ended June 30, 2012, partially offset by the growth in the segment’s gross margin described above as well as a reduction in the segment’s operating expenses as a percentage of the segment’s gross profit.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $3.7 million, or 17.4%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. This increase was primarily due to higher corporate expenses related primarily to on-going upgrades to our information technology systems ($2.5 million), partially offset by lower professional fees ($1.1 million). In addition, during the three months ended June 30, 2011, $2.3 million of the benefit from the litigation settlement discussed in the preceding paragraph offset corporate expenses incurred in connection with the litigation.

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased by $0.4 million to $2.8 million for the three months ended June 30, 2012, compared to $2.5 million for the three months ended June 30, 2011. This increase was mainly due to the incremental expenses related to, as well as the higher fair value at the grant date of, equity awards during the nine months ended June 30, 2012, compared to equity awards during the nine months ended June 30, 2011, partially offset by the impact of equity awards that became fully vested since June 30, 2011.

Interest Expense

Interest expense decreased by $0.8 million to $26.9 million for the three months ended June 30, 2012, compared to $27.7 million for the three months ended June 30, 2011 primarily due to lower expense associated with our new senior notes due 2019 compared to the expense associated with our senior notes and senior subordinated notes redeemed in December 2011. This decrease was partially offset by a loss on extinguishment of debt of approximately $3.2 million in connection with our May 2012 repayment of the borrowings under the senior term loan B, and by higher expense associated with our new senior notes due 2022 compared to the expense associated with our senior term loan B facility until we repaid it in May 2012 (please see “Liquidity and Capital Resources” below).

Provision for Income Taxes

The provision for income taxes was $40.1 million and $39.4 million, and the effective income tax rate was 36.6% and 36.3%, for the three months ended June 30, 2012 and 2011, respectively.

The annual effective tax rate for the fiscal year 2012 is currently expected to be in the range of 37.0% to 38.0%, versus a comparable actual tax rate for the full fiscal year 2011 of 36.4%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $0.3 million, or 0.5%, to $69.5 million for the three months ended June 30, 2012, compared to $69.1 million for the three months ended June 30, 2011. Net earnings, as a percentage of net sales, decreased to 7.8% for the three months ended June 30, 2012, compared to 8.3% for the three months ended June 30, 2011.

The Nine Months Ended June 30, 2012 compared to the Nine Months Ended June 30, 2011

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Nine Months Ended June 30,
	2012	2011	Increase
Net sales:
Sally Beauty Supply	$1,643,749	$1,489,040	$154,709	10.4%
BSG	997,338	942,905	54,433	5.8%
Consolidated net sales	$2,641,087	$2,431,945	$209,142	8.6%

Gross profit:
Sally Beauty Supply	$895,569	$804,281	$91,288	11.4%
BSG	407,453	377,456	29,997	7.9%
Consolidated gross profit	$1,303,022	$1,181,737	$121,285	10.3%

Gross profit margin:
Sally Beauty Supply	54.5%	54.0%	0.5%
BSG	40.9%	40.0%	0.9%
Consolidated gross profit margin	49.3%	48.6%	0.7%

Net Sales

Consolidated net sales increased by $209.1 million, or 8.6%, for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011, primarily a result of increases in unit volume (including increases in sales at existing stores and the incremental sales from 174 company-operated stores opened or acquired during the last twelve months). Company-operated Sally Beauty Supply and BSG stores that have been open for at least 14 months contributed an increase of approximately $227.0 million, or 9.3%, and sales through our BSG distributor sales consultants contributed an increase of approximately $33.6 million, or 1.4%. In addition, our Sally Beauty Supply non-store sales channels contributed an increase of approximately $14.2 million, or 0.6%. For the nine months ended June 30, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $72.9 million, or 3.0%, less to the sales increase than for the nine months ended June 30, 2011. Other sales channels (including sales through our BSG franchise-based businesses and from stores that have been open for less than 14 months), in the aggregate, contributed an increase of approximately $7.2 million, or 0.3%, compared to the nine months ended June 30, 2011. Consolidated net sales for the nine months ended June 30, 2012, are inclusive of approximately $18.0 million in negative impact from changes in foreign currency exchange rates.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $154.7 million, or 10.4%, for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011, primarily a result of increases in unit volume (including increases in sales at existing stores and the incremental sales from 139 company-operated stores opened or acquired during the last twelve months). In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $131.9 million, or 8.9%, and our non-store sales channels (which include the catalog and internet sales of our Sinelco Group subsidiaries) contributed an increase of approximately $14.2 million, or 1.0%. In addition, for the nine months ended June 30, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $8.4 million, or 0.6%, more to the sales increase than for the nine months ended June 30, 2011. Net sales from other sales channels (including sales from stores that have been open for less than 14 months), in the aggregate, were relatively unchanged compared to the nine months ended June 30, 2011. Net sales for Sally Beauty Supply for the nine months ended June 30, 2012, are inclusive of approximately $15.0 million in negative impact from changes in foreign currency exchange rates, including the impact of a weaker Euro in 2012.

Beauty Systems Group.  Net sales for BSG increased by $54.4 million, or 5.8%, for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011, primarily a result of increases in unit volume (including increases in sales at existing stores and the incremental sales from 35 company-operated stores opened or acquired during the last twelve months). In the BSG segment, company-operated stores that have been open for at least 14 months contributed an increase in segment net sales of approximately $95.1 million, or 10.1%, and sales through our distributor sales consultants contributed an increase of approximately $33.6 million, or 3.6%. For the nine months ended June 30, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $81.3 million, or 8.6%, less to the sales increase than for the nine months ended June 30, 2011. Other sales channels (including sales through our franchise-based businesses and from stores that have been open for less than 14 months), in the aggregate, contributed an increase of approximately $7.1 million, or 0.7%, compared to the nine months ended June 30, 2011. Net sales for BSG for the nine months ended June 30, 2012, are inclusive of approximately $3.0 million in negative impact from changes in foreign currency exchange rates.

Gross Profit

Consolidated gross profit increased by $121.3 million, or 10.3%, for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011, principally due to higher sales volume and improved gross margins in both business segments as more fully described below.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $91.3 million, or 11.4%, for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011, principally as a result of higher sales volume and improved gross margins. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.5% for the nine months ended June 30, 2012, compared to 54.0% for the nine months ended June 30, 2011. This increase was primarily the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label products and other higher-margin products) and continued benefits from low-cost sourcing initiatives, partially offset by an increase in distribution expenses, particularly in some of the segment’s international operations. This increase also reflects a $6.9 million negative impact from changes in foreign currency exchange rates, including the impact of a weaker Euro in 2012.

Beauty Systems Group.  BSG’s gross profit increased by $30.0 million, or 7.9%, for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 40.9% for the nine months ended June 30, 2012, compared to 40.0%

for the nine months ended June 30, 2011. This increase was principally the result of a favorable change in the sales mix across the business, product cost reduction initiatives and synergies from businesses acquired during the last 24 months.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $70.4 million, or 8.8%, for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011. This increase was primarily attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (approximately 174 company-operated stores were added since June 30, 2011), as well as higher advertising costs in the Sally Beauty Supply segment of $5.5 million and higher shipping and handling costs (including certain freight and distribution expenses) of $5.2 million. In addition, for the nine months ended June 30, 2011, selling, general and administrative expenses reflect certain non-recurring charges ($5.7 million), including costs related to the closure of a BSG warehouse, and a credit resulting from a litigation settlement ($27.0 million). Selling, general and administrative expenses, as a percentage of net sales, increased to 33.1% for the nine months ended June 30, 2012, compared to 33.0% for the nine months ended June 30, 2011 primarily due to the credit from the litigation settlement in the nine months ended June 30 2011, without a comparable amount in the nine months ended June 30, 2012, partially offset by the increase in net sales described above.

Depreciation and Amortization

Consolidated depreciation and amortization was $47.8 million for the nine months ended June 30, 2012, compared to $44.2 million for the nine months ended June 30, 2011. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Nine Months Ended June 30,
	2012	2011	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$330,023	$280,748	$49,275	17.6%
BSG	135,590	125,363	10,227	8.2%
Segment operating profit	465,613	406,111	59,502	14.7%
Unallocated expenses	(70,318)	(59,094)	11,224	19.0%
Share-based compensation expense	(13,801)	(12,737)	1,064	8.4%
Operating earnings	$381,494	$334,280	$47,214	14.1%

Consolidated operating earnings increased by $47.2 million, or 14.1%, for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011. The increase in consolidated operating earnings was primarily due to an increase in the operating profits of both segments, partially offset by higher unallocated expenses and share-based compensation, as more fully discussed below. In addition, for the nine months ended June 30, 2011, consolidated operating earnings reflects a net favorable impact of $21.3 million, including a credit resulting from a litigation settlement ($27.0 million) and certain non-recurring charges ($5.7 million), including costs related to the closure of a BSG warehouse. The credit resulting from the litigation settlement is reflected in the BSG segment’s results and in unallocated expenses in the amount of $24.7 million and $2.3 million, respectively. Operating earnings, as a percentage of net sales, increased to 14.4% for the nine months ended June 30, 2012, compared to 13.7% for the nine months ended June 30, 2011.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $49.3 million, or 17.6%, for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011. The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by higher advertising costs of approximately $5.5 million, higher freight and distribution expenses of $3.9 million and the incremental costs related to approximately 139 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the nine months ended June 30, 2012. Segment operating earnings, as a percentage of net sales, were 20.1% for the nine months ended June 30, 2012, compared to 18.9% for the nine months ended June 30, 2011. This increase reflects the growth in the segment’s gross margin described above, as well as a reduction in the segment’s operating expenses as a percentage of the segment’s gross profit.

Beauty Systems Group.  BSG’s segment operating earnings increased by $10.2 million, or 8.2%, for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011. The increase in BSG’s segment operating earnings was primarily a result of increased sales volume and higher segment gross margin, partially offset by the incremental costs related to approximately 35 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the nine months ended June 30, 2012. In addition, for the nine months ended June 30, 2011, BSG’s operating earnings reflects a net favorable impact of $19.0 million, including a credit resulting from a litigation settlement (approximately $24.7 million) and certain non-recurring charges ($5.7 million), including costs related to the closure of a warehouse. Segment operating earnings, as a percentage of net sales, increased to 13.6% for the nine months ended June 30, 2012, compared to 13.3% for the nine months ended June 30, 2011. This increase reflects the growth in the segment’s gross margin described above, as well as a reduction in the segment’s operating expenses as a percentage of the segment’s gross profit, partially offset by the credit from a litigation settlement in the nine months ended June 30, 2011, without a comparable benefit in the nine months ended June 30, 2012.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $11.2 million, or 19.0%, for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011. This increase was primarily due to higher employee compensation and compensation-related expenses ($3.8 million), and other corporate expenses related primarily to on-going upgrades to our information technology systems ($5.1 million). In addition, during the nine months ended June 30, 2011, $2.3 million of the benefit from a litigation settlement offset corporate expenses incurred in connection with the litigation.

Share-based Compensation Expense. Total compensation cost charged against income for share-based compensation arrangements increased by $1.1 million to $13.8 million for the nine months ended June 30, 2012, compared to $12.7 million for the nine months ended June 30, 2011. This increase was mainly due to the incremental expenses related to, as well as the higher fair value at the grant date of, equity awards during the nine months ended June 30, 2012, compared to equity awards during the nine months ended June 30, 2011, partially offset by the impact of equity awards that became fully vested since June 30, 2011.

Interest Expense

Interest expense increased by $28.2 million to $113.2 million for the nine months ended June 30, 2012, compared to $85.1 million for the nine months ended June 30, 2011. The increase in interest expense was primarily attributable to losses on extinguishment of debt in the aggregate amount of approximately $37.8 million in connection with our December 2011 redemption of our 9.25% senior notes due 2014 and 10.50% senior subordinated notes due 2016, as well as our May 2012 repayment in full of the borrowings under the senior term loan B. This amount includes a call premium of approximately $24.4 million paid and unamortized deferred financing costs of approximately $13.4 million expensed in connection with such redemption and loan repayment.

This increase was partially offset by the impact of lower expense associated with our new senior notes compared to the expense associated with our senior notes and senior subordinated notes redeemed in December 2011, as well as a lower average outstanding principal balance on our senior term loan B facility until such facility was repaid in May 2012, compared to the average outstanding principal balance in such facility during the nine months ended June 30, 2011 (please see “Liquidity and Capital Resources” below).

Provision for Income Taxes

The provision for income taxes was $100.8 million and $89.9 million, and the effective income tax rate was 37.6% and 36.1%, for the nine months ended June 30, 2012 and 2011, respectively. The increase in the effective tax rate was primarily due to tax benefits associated with certain intercompany transactions that resulted in the release of a valuation allowance during the period ended June 30, 2011, with no comparable items during the period ended June 30, 2012.

The annual effective tax rate for the fiscal year 2012 is currently expected to be in the range of 37.0% to 38.0%, versus a comparable actual tax rate for the full fiscal year 2011 of 36.4%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $8.1 million, or 5.1%, to $167.4 million for the nine months ended June 30, 2012, compared to $159.4 million for the nine months ended June 30, 2011. Net earnings, as a percentage of net sales, were 6.3% for the nine months ended June 30, 2012, compared to 6.6% for the nine months ended June 30, 2011.

Financial Condition

June 30, 2012 Compared to September 30, 2011

Working capital (current assets less current liabilities) increased by $30.4 million to $449.5 million at June 30, 2012, compared to $419.1 million at September 30, 2011. The ratio of current assets to current liabilities was 1.94 to 1.00 at June 30, 2012, compared to 1.91 to 1.00 at September 30, 2011. The increase in working capital reflects an increase of $50.2 million in current assets and an increase of $19.9 million in current liabilities. The increase in current assets as of June 30, 2012, includes an increase of $53.7 million in inventory. The increase in current liabilities includes an increase of $52.0 million in current maturities of long-term debt and an increase of $4.6 million in accounts payable, partially offset by a decrease of $28.0 million in accrued liabilities and a decrease of $8.7 million in income taxes payable, as further described below.

Inventory increased by $53.7 million to $719.0 million at June 30, 2012, compared to $665.2 million at September 30, 2011 primarily due to the effect of stores opened and businesses acquired in the nine months ended June 30, 2012.

Accounts payable increased by $4.6 million to $266.8 million at June 30, 2012, compared to $262.1 million at September 30, 2011, primarily due to the timing of payments to suppliers mainly in connection with recent purchases of merchandise inventory. Accrued liabilities decreased by $28.0 million to $157.5 million at June 30, 2012, compared to $185.5 million at September 30, 2011, primarily due to the timing of payments of interest on our long-term debt and employee compensation and compensation-related expenses, as well as the effect of the expiration, in May 2012, of certain interest rate swaps in a liability position ($6.5 million at September 30, 2011). Income taxes payable decreased by $8.7 million to $0.6 million at June 30, 2012, compared to $9.4 million at September 30, 2011, primarily due to the timing of estimated federal income tax payments, partially offset by the effect of increased earnings and the income taxes payable of businesses acquired.

Long-term debt, including current portion, increased by $98.2 million to $1,511.3  million at June 30, 2012, compared to $1,413.1 million at September 30, 2011. This increase was primarily due to our November 2011 issuance of $750.0 million aggregate principal amount of 6.875% senior notes due 2019 and our May 2012 issuance of $700.0 million aggregate principal amount of 5.75% senior notes due 2022, as well as borrowings of $53.0 million outstanding under the ABL facility at June 30, 2012. This increase was partially offset by our redemption, in December 2011, of $430.0 million aggregate principal amount of our 9.25% senior notes due 2014 and $275.0 million aggregate principal amount of our 10.50% senior subordinated notes due 2016 and our repayment in full of borrowings (approximately $696.9 million) under the term loan B facility due 2013. (Please see “Liquidity and Capital Resources” below).

Total stockholders’ deficit, for the nine months ended June 30, 2012, decreased by $17.0 million primarily as a result of net earnings of $167.4 million and a decrease in accumulated other comprehensive loss of $2.5 million, net of income tax, partially offset by a decrease in additional paid-in capital of $152.9 million.

The decrease in accumulated other comprehensive loss reflects a reduction in deferred losses on hedged interest rate swaps of $3.9 million, net of income tax, partially offset by foreign currency translation adjustments of $1.5 million, net of income tax. The decrease in additional paid-in capital reflects our repurchase of shares of the Company’s common stock in May 2012 for $200.0 million, partially offset by share-based compensation expense and the impact of exercises of stock options, in the aggregate, of approximately $47.1 million. In May 2012, the Company repurchased approximately 7.6 million shares of its common stock in a private transaction for $200.0 million in cash. (Please see “Liquidity and Capital Resources” below).

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

We are highly leveraged and a significant portion of our liquidity needs will arise from (a) debt service, including that related to indebtedness incurred in connection with our separation from our former parent, Alberto-Culver Company, in November 2006 and refinancing of the same and, (b) from time to time, from funding the costs of operations, working capital, acquisitions, capital expenditures and other corporate expenditures. As a holding company, we depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

During the first half of its fiscal year 2012 prior to its repayment and termination, the Company had made optional prepayments in the aggregate amount of $100.0 million on the senior term loan B facility. In connection with such 2012 prepayments, the

Company expensed approximately $0.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

In November 2010, Sally Holdings entered into a new $400 million, five-year ABL facility and terminated its prior ABL credit facility (the “prior ABL facility”). The terms of the ABL facility contain a commitment fee of 0.50% on the unused portion of the facility. Borrowings under the ABL facility are secured by substantially all of our assets, those of Sally Investment, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries, those of our Canadian subsidiaries and a pledge of certain intercompany notes. Such borrowings bear interest at Prime plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. In connection with our termination of the prior ABL facility we expensed approximately $1.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

In November 2011, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both wholly-owned subsidiaries of the Company, the Company and certain of its domestic subsidiaries entered into an agreement pursuant to which the Issuers sold in a private placement $750.0 million aggregate principal amount of the Issuers’ 6.875% Senior Notes due 2019 (the “senior notes due 2019”). The senior notes due 2019 bear interest at an annual rate of 6.875% and were issued at par. In connection with the issuance of such notes the Company incurred and capitalized financing costs of approximately $15.2 million. These deferred financing costs are included in other assets on our consolidated balance sheets and are being amortized over the term of the senior notes due 2019 using the effective interest method. In June 2012, the Company exchanged the senior notes due 2019 for notes that are registered pursuant to a registration statement, which was effective May 2012, and are otherwise identical to the senior notes due 2019.

In December 2011, the Issuers used the net proceeds from the issuance of the senior notes due 2019: (i) to redeem $430.0 million aggregate principal amount outstanding of the Issuers’ 9.25% senior notes due 2014, (ii) to redeem $275.0 million aggregate principal amount outstanding of the Issuers’ 10.50% senior subordinated notes due 2016 (together with the senior notes due 2014, the “Old Notes”), pursuant to the terms of the indentures governing the Old Notes, and (iii) to pay accrued and unpaid interest on the Old Notes, and fees and expenses incurred in connection with issuance of the senior notes due 2019 and redemption of the Old Notes. In connection with our redemption of the Old Notes we recorded a charge to earnings in the amount of approximately $34.6 million, including approximately $24.4 million in call premiums paid and approximately $10.2 million in unamortized deferred financing costs expensed. This amount is included in interest expense in the Company’s consolidated statements of earnings.

In May 2012, the Issuers, the Company and certain of its domestic subsidiaries entered into an agreement pursuant to which the Issuers sold $700.0 million aggregate principal amount of the Issuers’ 5.75% Senior Notes due 2022 (the “senior notes due 2022”). The senior notes due 2022 bear interest at an annual rate of 5.75%, were issued at par, and are registered securities pursuant to a registration statement filed with the SEC in May 2012. In connection with the issuance of such notes, the Company incurred and capitalized financing costs of approximately $13.0 million. These deferred financing costs are included in other assets on our consolidated balance sheets and are being amortized over the term of the senior notes due 2022 using the effective interest method.

Interest on the senior notes due 2019 and 2022 is payable semi-annually, during the Company’s first and third fiscal quarters.

Sally Holdings used the net proceeds from the offering: (i) to pay in full the aggregate principal amount then outstanding (approximately $596.9 million) under its senior term loan B facility due 2013, plus accrued and unpaid interest thereon, (ii) to pay approximately $90.0 million of the borrowings outstanding under the ABL facility, and (iii) to pay fees and expenses incurred in connection with the offering. In connection with the payment of the senior term loan B facility, we expensed approximately $3.2 million in unamortized deferred financing costs. This amount is included in interest expense in the Company’s consolidated statements of earnings.

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

We utilize our ABL facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes including acquisitions and interest payments due on our indebtedness. During the nine months ended June 30, 2012, the funds drawn on an individual occasion have varied in amount of up to $160.0 million (please see the paragraph that follows), total amounts outstanding have ranged from zero up to $181.5 million and the average daily balance outstanding was $25.5 million. During the nine months ended June 30, 2012, the weighted average interest rate on our borrowings under the ABL facility was 3.5%. The amounts drawn are generally paid down with cash provided by our operating activities.

In November 2006, CDRS Acquisition LLC (or “CDRS”) and CD&R Parallel Fund VII, L.P. (together with CDRS, the “CDR Investors”) invested an aggregate of $575.0 million in cash equity in Sally Beauty in exchange for approximately 48% of our common stock on an undiluted basis. On May 10, 2012, we disclosed in a Current Report on Form 8-K that we had entered into an agreement pursuant to which we repurchased (and retired) 7,551,444 shares of our common stock from the CDR Investors, in a private transaction, at $26.485 per share. We funded this transaction (approximately $200.0 million) primarily with borrowings in the amount of $160.0 million under our ABL facility and with cash from operations. As of June 30, 2012, the CDR Investors owned approximately 12.8% of the outstanding shares of the Company’s common stock on an undiluted basis. On July 23, 2012, the CDR Investors disposed of all of the outstanding shares of our common stock held by them.

As of June 30, 2012, borrowings outstanding under the ABL facility were $53.0 million and Sally Holdings had $325.4 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We may from time to time repurchase or otherwise retire or refinance our debt (through our subsidiaries or otherwise) and take other steps to reduce or increase our debt or otherwise alter our balance sheet. These actions may include open market repurchases of our senior notes due 2019 and our senior notes due 2022 (hereafter, the “senior notes due 2019 and 2022”), or other retirements or refinancing of outstanding or anticipated debt. The timing and amount of debt that may be repurchased or otherwise retired, refinanced or issued, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

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

The indentures governing the senior notes due 2019 and 2022 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At June 30, 2012, the Company’s Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense, as defined in the indentures, for such period.

The indentures governing the senior notes due 2019 and 2022 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”), to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (a) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (b) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (c) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (d) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At June 30, 2012, the Company’s Consolidated Total Leverage Ratio was approximately 2.5 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters.

In June 2012, the Company, Sally Holdings and the other parties to the ABL facility entered into an amendment (hereafter, “the Amendment”) to the ABL facility which, among other things, relaxed the restrictions regarding the making of Restricted Payments. Under the ABL facility, as amended, Sally Holdings may make Restricted Payments to us if availability under the ABL facility exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, the same borrowing availability must be maintained and the Consolidated Fixed-Charge Coverage Ratio (as defined in the ABL facility) must equal or exceed 1.2 to 1.0 (up from 1.1 to 1.0 prior to the Amendment). Consolidated Fixed-Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the ABL facility, minus certain unfinanced capital expenditures and tax payments to (ii) fixed charges, as specified in the ABL facility. However, pursuant to the Amendment, the calculation of the Consolidated Fixed-Charge Coverage Ratio now excludes from fixed charges any Restricted Payments. Further, the Amendment increased the level of the Consolidated Fixed-Charge Coverage Ratio that the Company must satisfy to 1.1 to 1.0 (from 1.0 to 1.0) during any period that availability under the ABL facility is less than the greater of $40.0 million or 15% of the borrowing base. As of June 30, 2012, the Consolidated Fixed-Charge Coverage Ratio was approximately 3.2 to 1.0.

When used in this quarterly report, the phrase “Consolidated EBITDA” is intended to have the meaning ascribed to such phrase in the ABL facility or the indentures governing the senior notes due 2019 and 2022, as appropriate. EBITDA is not a recognized measurement under GAAP and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

The ABL facility and the indentures governing the senior notes due 2019 and 2022 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of June 30, 2012, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

Historical Cash Flows

Our primary source of cash has been from funds provided by operating activities and borrowings under our ABL facility for the nine months ended June 30, 2012 and 2011. Historically, our primary use of cash has been for acquisitions, capital expenditures and repayments of debt. In addition, in May 2012, the Company repurchased approximately 7.6 million shares of its common stock in a private transaction for $200.0 million. The following table shows our sources and uses of funds for the nine months ended June 30, 2012 and 2011 (in thousands):

	Nine Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$196,561	$195,137
Net cash used by investing activities	(87,314)	(126,891)
Net cash used by financing activities	(118,764)	(75,496)
Effect of foreign currency exchange rates on cash and cash equivalents	10	473
Net decrease in cash and cash equivalents	$(9,507)	$(6,777)

Net Cash Provided by Operating Activities

Net cash provided by operating activities, which excludes cash used for acquisitions completed during the period, during the nine months ended June 30, 2012 increased by $1.4 million to $196.6 million compared to $195.1 million during the nine months ended June 30, 2011. The increase was primarily due to an improvement of approximately $47.2 million in operating earnings, partially offset by net changes in inventory of $5.6 million, and in accounts payable and accrued liabilities of $28.9 million and an increase in excess tax benefits from share-based compensation of $8.7 million for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011.

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2012 decreased by $39.6 million to $87.3 million compared to $126.9 million during the nine months ended June 30, 2011. This change was primarily due to a decrease of $40.8 million in cash used for acquisitions, net of cash acquired.

Net Cash Used by Financing Activities

Net cash used by financing activities during the nine months ended June 30, 2012 increased by $43.3 million to $118.8 million compared to $75.5 million during the nine months ended June 30, 2011. This change was primarily due to: (a) cash used to redeem our 9.25% senior notes due 2014 and our 10.50% senior subordinated notes due 2016 in the aggregate amount of $729.4 million (including a call premium paid to redeem such notes of $24.4 million), (b) incremental optional repayments of our senior term loan B facility (including the May 2012 repayment in full of such loan facility) in the aggregate amount of $619.9 million, (c) cash used for our May 2012 repurchase of approximately 7.6 million shares of our common stock from the CDR Investors for $200.0 million, and (d) an increase in debt issuance costs paid of $21.5 million during the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011. This increase was partially offset by net proceeds from the issuance of $750.0 million of our senior notes due 2019 and $700.0 million of our senior notes due 2022 (please see “Credit Facilities” below), net borrowings under the ABL facility of $53.0 million in the nine months ended June 30, 2012 and by increases in proceeds from exercises of stock options awarded under our share-based compensation plans of $16.4 million and in excess tax benefits from share-based compensation of $8.7 million.

Credit Facilities

In November 2011, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both wholly-owned subsidiaries of the Company, the Company and certain of its domestic subsidiaries entered into an agreement pursuant to which the Issuers sold in a private placement $750.0 million aggregate principal amount of the Issuers’ senior notes due 2019. The senior notes due 2019 bear interest at an annual rate of 6.875% and were issued at par. The Issuers used the net proceeds from the senior notes due 2019 to redeem, in December 2011, their 9.25% senior notes due 2014 and their 10.50% senior subordinated notes due 2016 (together with the senior notes due 2014, the “Old Notes”), plus accrued and unpaid interest thereon, and to pay fees and expenses incurred in connection with issuance of the senior notes due 2019 and redemption of the Old Notes. In December 2011, the Company and Sally Investment entered into certain supplemental indenture and joinder agreements providing that the Company and Sally Investment will fully and unconditionally guarantee the obligations of Sally Holdings and/or Sally Capital Inc. under: (i) the indenture governing the senior notes due 2019, (ii) the credit agreement governing the then outstanding senior term loan B facility and (iii) the credit agreement governing the ABL facility. In June 2012, the Company exchanged the senior notes due 2019 for notes that are registered pursuant to a registration statement, which was effective May 2012, and are otherwise identical to the senior notes due 2019.

In May 2012, the Issuers issued $700.0 million aggregate principal amount of the Issuers’ senior notes due 2022. The senior notes due 2022 bear interest at an annual rate of 5.75%, were issued at par, and are registered securities pursuant to a registration statement filed with the SEC in May 2012. Sally Holdings used the net proceeds from the offering: (i) to pay in full the aggregate principal amount outstanding (approximately $596.9 million) under its senior term loan B facility due 2013, plus accrued and unpaid interest thereon, (ii) to pay approximately $90.0 million of borrowings under the ABL facility, and (iii) to pay fees and expenses incurred in connection with issuance of the senior notes due 2022.

Capital Requirements

During the nine months ended June 30, 2012, capital expenditures were $44.3 million. For fiscal year 2012, we anticipate total capital expenditures in the range of approximately $65.0 million to $70.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

In November 2011, the Company through certain of its subsidiaries issued $750.0 million aggregate principal amount of the Company’s senior notes due 2019 and, in December, used the net proceeds to redeem its 9.25% senior notes due 2014 and 10.50% senior subordinated notes due 2016. In addition, in May 2012, the Company through certain of its subsidiaries issued $700.0 million aggregate principal amount of the Company’s 5.75% senior notes due 2022 and used the net proceeds to pay in full the aggregate principal amount outstanding (approximately $596.9 million) under its senior term loan B facility due 2013 and certain other corporate obligations. Accordingly, at June 30, 2012, the Company’s long-term debt obligations by future payment dates, including interest, are as follows (in thousands): less than 1 year - $147,186; 1-3 years - $186,674; 3-5 years - $185,088; more than 5 years - $1,771,801 and total - $2,290,749.

There have been no other material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2011.

Off-Balance Sheet Financing Arrangements

At June 30, 2012 and September 30, 2011, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $21.6 million and $16.0 million at June 30, 2012 and September 30, 2011, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments. At June 30, 2012, we did not purchase or hold any derivative instruments for speculative or trading purposes.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting our net investments in subsidiaries and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. For the fiscal years 2011, 2010 and 2009, approximately 18%, 18% and 16%, respectively, of our net sales were made in currencies other than the U.S. dollar. For the nine months ended June 30, 2012, our consolidated net sales reflect approximately $18.0 million in net negative impact from changes in foreign currency exchange rates and other comprehensive income reflects $1.5 million in foreign currency translation adjustments, net of tax. Fluctuations in foreign currency exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted consolidated net sales by approximately 1.8% in the nine months ended June 30, 2012 and would have impacted consolidated net assets by approximately 2.6% at June 30, 2012, without considering the effect of any foreign currency derivative agreements we may have from time to time.

The Company uses foreign currency options and collars including, at June 30, 2012, collars with an aggregate notional amount of $3.6 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. The foreign currency collar agreements held by the Company at June 30, 2012, have contractual Euro to U.S. dollar exchange rates between 1.4000 and 1.4612, are with a single counterparty and expire in equal monthly amounts through September 2012.

In addition, the Company currently uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. At June 30, 2012, we hold: (a) a foreign currency forward which enables us to sell approximately €30.4 million ($38.4 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 1.2469, (b) a foreign currency forward which enables us to sell approximately $2.3 million Canadian dollars ($2.2 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 1.0189, (c) a foreign currency forward which enables us to buy approximately $4.6 million Canadian dollars ($4.5 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 1.0278, (d) a foreign currency forward which enables us to sell approximately 28.8 million Mexican pesos ($2.2 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 13.3941 and (e) a foreign currency forward which enables us to buy approximately £0.6 million ($0.9 million, at the June 30, 2012 exchange rate) at the contractual exchange rate of 1.5557. All foreign currency forwards held by the Company at June 30, 2012 are with a single counterparty other than the counterparty on the foreign currency collar agreements discussed above, and expire on or before September 30, 2012.

Our foreign currency option, collar and forward agreements are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. For the nine months ended June 30, 2012, selling, general and administrative expenses reflect net gains of $2.6 million, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives.

Interest rate risk

We and certain of our subsidiaries are subject to interest rate market risk principally in connection with borrowings under our senior term loan B facility (until our May 2012 repayment of such loan) and our ABL facility.

Based on the $53.0 million of borrowings under the ABL facility outstanding as of June 30, 2012, a change in the estimated interest rate up or down by 1/2% would increase or decrease earnings before provision for income taxes by approximately $0.3 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

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

For example, in May 2008, we entered into certain interest rate swap agreements with an aggregate notional amount of $300 million. These agreements enabled us to convert a portion of our variable interest rate obligations to fixed rate obligations. These agreements were designated as effective cash flow hedges, in accordance with ASC 815. Accordingly, changes in the fair value of these derivative instruments were recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the swap agreements expired, in May 2012.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts, as of June 30, 2012, is sufficient to cover customer credit risks.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2012, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material legal proceedings pending against us or our subsidiaries as of June 30, 2012. We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c)  Stock Repurchases

The following table presents the total number of shares of our common stock repurchased during the three months ended June 30, 2012:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2012 through May 31, 2012 (1)	7,551,444	$26.485	None	None
Total this quarter	7,551,444	$26.485	None	None

(1)         In November 2006, CDRS Acquisition LLC (or “CDRS”) and CD&R Parallel Fund VII, L.P. (together with CDRS, the “CDR Investors”) invested an aggregate of $575.0 million in cash equity in Sally Beauty in exchange for approximately 48% of our common stock on an undiluted basis. On May 10, 2012, we disclosed in a Current Report on Form 8-K that we had entered into an agreement pursuant to which we repurchased (and retired) 7,551,444 shares of our common stock from the CDR Investors, in a private transaction, at $26.485 per share.

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

(a) Not applicable

(b) Not applicable

Item 6. Exhibits.

Exhibit No.	Description
2.1

Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006†

2.2

First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006†

2.3

Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC, which is incorporated herein by reference from Exhibit 2.02 to the Company’s Current Report on Form 8-K filed on October 30, 2006†

2.4

Separation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006†

2.5

First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006†

2.6

Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc., which is incorporated herein by reference from Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on October 30, 2006†

3.1

Second Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 27, 2012, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2012

3.2

Third Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated October 23, 2008, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2008

4.1

Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated herein by reference from Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 22, 2006

4.2

First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on December 22, 2006

4.3

Credit Agreement dated as of November 12, 2010 among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as domestic borrowers, Beauty Systems Group (Canada), Inc., as Canadian borrower, SBH Finance B.V., as foreign borrower, the guarantors from time to time party hereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, the other lenders party hereto, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Capital Finance, LLC, as syndication agent, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint book managers, which is incorporated herein by reference from Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q filed on February 3, 2011

4.4

Amendment No. 1, dated as of June 8, 2012, to that certain Credit Agreement, dated as of November 2010, among the Borrowers, the Guarantors, the Administrative Agent, the Collateral Agent, the Canadian Agent and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.

4.5

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

4.6

Security Agreement by Beauty Systems Group (Canada), Inc., as the Canadian borrower and Bank of America, N.A., (acting through its Canada branch), as Canadian agent dated as of November 12, 2010, which is incorporated herein by reference from Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q filed on February 3, 2011

4.7	Joinder to Loan Documents, dated as of December 20, 2011, by and among Sally Holdings LLC, Beauty Systems

Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2012†

4.8

Indenture, dated as of November 8, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011

4.9

First Supplemental Indenture, dated as of December 20, 2011, among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC, Sally Holdings LLC, Sally Capital Inc., each existing Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2012

4.10

Registration Rights Agreement, dated as of November 8, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 9, 2011

4.11

Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc. and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012

4.12

Supplemental Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit hereto), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012

10.1

Stock Repurchase Agreement, dated as of May 6, 2012 by and among the Company, CDRS Acquisition LLC and CD&R Parallel Fund VII, L.P, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2012

10.2	Sally Beauty Holdings, Inc. Amended and Restated Independent Director Compensation Policy*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty*

101

Pursuant to Rule 406T of Regulation S-T, the following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements.

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

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date:	August 2, 2012

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer