Form 10-K
period 2012-09-30
Sally Beauty Holdings, Inc.
filed 2012-11-15
CIK 1368458

Use these links to rapidly review the document

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES Financial Statements Years ended September 30, 2012, 2011 and 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES ☐    NO ☒

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on March 31, 2012 was approximately $3,468,394,000. At November 9, 2012, there were 179,410,323 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

  •
  the success of our internet and catalogue-based businesses;

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

iii

PART I

ITEM 1. BUSINESS

Introduction

Sally Beauty Holdings, Inc. is an international specialty retailer and distributor of professional beauty supplies with operations primarily in North America, South America and Europe. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG we sell and distribute beauty products through 4,315 company-owned stores, 184 franchised stores and 1,044 professional distributor sales consultants. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. We have store locations in the United States (including Puerto Rico), Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 1,044 professional distributor sales consultants who sell directly to salons and salon professionals. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, hair dryers and hair styling appliances, skin and nail care products and other beauty items. Approximately 82% of our consolidated net sales for each of the fiscal years ended September 30, 2012, 2011 and 2010 were from customers located in the U.S. For the year ended September 30, 2012, our consolidated net sales and operating earnings were $3,523.6 million and $499.4 million, respectively.

Sally Beauty Supply began operations with a single store in New Orleans in 1964. BSG became a subsidiary in 1995. In November 2006, Sally Beauty separated from its former parent company, Alberto-Culver Company, which we refer to as Alberto-Culver, and its consumer products-focused business, and became an independent company listed on the New York Stock Exchange (hereafter, the "Separation Transactions"). When we refer to Alberto-Culver, we mean Alberto-Culver Company prior to the Separation Transactions or the company from which we separated.

In connection with the Separation Transactions, CDRS Acquisition LLC (or "CDRS") and CD&R Parallel Fund VII, L.P., investment funds associated with Clayton, Dubilier & Rice, LLC (together with CDRS, the "CDR Investors"), acquired approximately 48% of our common stock on an undiluted basis. During the fiscal year ended September 30, 2012, the CDR Investors sold all of their shares of our common stock through a series of underwritten public offerings and a share repurchase, pursuant to which we repurchased (and subsequently retired) 7.6 million shares of our common stock from the CDR Investors at a price equal to $26.485 per share.

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

Key Industry and Business Trends

We operate primarily within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in consumer demand for hair color, hair loss prevention and hair styling products. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

  •
  High level of marketplace fragmentation.  The U.S. salon channel is highly fragmented with nearly 280,000 salons and barbershops. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

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

  •
  Increasing use of exclusive-label products.  We offer a broad range of exclusive-label professional beauty products. As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products and, accordingly, we believe that the growth in sales of these products will likely enhance our overall gross margins. Please see "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

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

  •
  International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth opportunities in the international marketplace and to grow our current level of non-U.S. operations. For example, in November 2011, we acquired the Kappersservice Floral B.V. and two related companies (together, the "Floral Group"), a distributor of professional beauty products then with 19 stores located in the Netherlands; in December 2009, we acquired Sinelco Group BVBA ("Sinelco"), a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe; and, in September 2009, we acquired Distribuidora Intersalon Limitada ("Intersalon"), a distributor of premier beauty supply products then with 16 stores located in Chile. These acquisitions furthered our expansion plans in Europe and Latin America, key targets of the Company's international growth initiative. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth opportunities. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth opportunities may be affected by business, legal, regulatory and economic risks. Please see "Risk Factors—We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions," "If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations" and "Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks."

  •
  Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including the evaluation of opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, L'Oreal USA—S.D., Inc. ("L'Oreal") has acquired distributors that compete with BSG in the Midwest, Southeast and West Coast regions of the U.S. and, as a result, L'Oreal directly competes with BSG in certain geographic areas. If L'Oreal or any of our other suppliers acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that BSG will not lose further revenue over time (including within its franchise-based business) due to potential losses of additional products (both from L'Oreal and from other suppliers) as well as from the increased competition from distribution networks affiliated with L'Oreal or any of our other suppliers. Please see "Risk Factors—The beauty products distribution industry is highly competitive and is consolidating" and "We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

  •
  Relationships with suppliers.  Sally Beauty Supply and BSG, and their respective suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses (particularly in our industry), these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days' notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with suppliers or through potential acquisitions of existing distributors. For example, BSG recently reached agreement with L'Oreal to extend the right of BSG to distribute Matrix® and certain other L'Oreal products in BSG East and BSG West, subject to certain conditions, through December 2015.

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

Business Segments, Geographic Area Information and Seasonality

We operate two business segments: (i) Sally Beauty Supply, an open-line and exclusive-label distributor of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals primarily in North America, Europe, Puerto Rico and South America, and (ii) BSG, including its franchise-based business Armstrong McCall, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories, in North America, Puerto Rico, the United Kingdom and certain other European countries. BSG operates stores under the CosmoProf service mark. BSG also franchises professional beauty supply outlets in the southwest portion of the U.S. and in Mexico, and supplies sub-distributors in Europe. Sally Beauty Supply accounted for approximately 62%, 62% and 63% and BSG accounted for approximately 38%, 38% and 37% of the Company's consolidated net sales for the years ended September 30, 2012, 2011 and 2010, respectively.

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

Sally Beauty Supply

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2012, Sally Beauty Supply operated 3,284 company-operated retail stores, including 2,596 of which are located in the U.S. (with the remaining 688 company-operated stores located in Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain) and Sally Beauty Supply supplied 25 franchised stores located outside the U.S. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, with between 6,000 and 9,000 stock keeping units, or SKUs, (primarily in the U.S. and Canada) of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as a broad selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply stores outside the U.S. and Canada vary by marketplace. We believe that Sally Beauty Supply has differentiated itself from its competitors through its customer value proposition, attractive pricing, extensive selection of leading third-party branded and exclusive-label professional beauty products, a broad ethnic product selection, knowledgeable sales associates and convenient store locations.

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

   Exclusive-Label Products

Sally Beauty Supply offers a broad range of exclusive-label professional beauty products. We believe exclusive-label products provide customers with an attractive alternative to higher-priced leading third-party brands. Exclusive-label products accounted for approximately 45% of Sally Beauty Supply's product sales in the U.S. during the 2012 fiscal year. Generally, the exclusive-label brands have higher gross margins than the leading third-party branded products, and we believe this area offers continued potential growth. Sally Beauty Supply maintains exclusive-label products in a number of categories including hair care, small electrical appliances and salon products. Sally Beauty Supply actively promotes its exclusive-label brands through in-store promotions, print advertising and direct shopping guides. We believe our customers perceive our exclusive-label products to be comparable in quality and name recognition to leading third-party branded products.

The following table sets forth the approximate percentage of Sally Beauty Supply's sales by merchandise category:

	Fiscal Year Ended September 30,
	2012	2011	2010
Hair care	22.3%	21.3%	20.7%
Hair color	22.2%	22.5%	22.7%
Skin and nail care	15.7%	15.2%	14.2%
Brushes, cutlery and accessories	14.2%	14.5%	15.1%
Electrical appliances	10.2%	10.6%	11.8%
Ethnic products	7.5%	7.9%	8.1%
Other beauty items	7.9%	8.0%	7.4%

Total	100.0%	100.0%	100.0%

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

We continuously adapt our marketing and merchandising initiatives for Sally Beauty Supply in an effort to expand our market reach or to respond to changing consumer preferences. We offer between 6,000 and 9,000 SKUs of our Sally Beauty Supply products for sale through our website (www.sallybeauty.com) and believe that the operation of our website enhances our other efforts intended to promote consumer awareness of Sally Beauty Supply's products.

Sally Beauty Supply's customer loyalty and marketing programs, primarily in the U.S. and Canada, allow Sally Beauty Supply to collect point-of-sale customer data and increase our understanding of customers' needs. The Sally "Beauty Club" is a loyalty program for customers who are not salon professionals. Beauty Club members, after paying a nominal annual fee, are eligible to receive a special, discounted price on almost every non-sale item. Members are also eligible to receive special Beauty Club e-mail newsletters and exclusive direct mail flyers that contain additional savings, beauty tips, new product information and coupons. In addition, the "ProCard" is a marketing program for licensed salon professionals. ProCard members are eligible to receive discounts on all beauty products sold at Sally Beauty Supply stores. We believe these programs are effective in developing and maintaining customer loyalty. Outside the U.S. and Canada, our customer loyalty and marketing programs vary by marketplace.

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

The following table provides a history of Sally Beauty Supply's store count (including franchised stores) during the last five fiscal years:

	Fiscal Year Ended September 30,
	2012	2011	2010	2009	2008
Stores open at beginning of period	3,158	3,032	2,923	2,844	2,694
Net store openings during period	129	126	108	60	110
Stores acquired during period	22	—	1	19	40

Stores open at end of period	3,309	3,158	3,032	2,923	2,844

Beauty Systems Group

We believe BSG is the largest full-service distributor of professional beauty supplies in the U.S., exclusively targeting salons and salon professionals. As of September 30, 2012, BSG had 1,031 company-operated stores, supplied 159 franchised stores and had a sales force of approximately 1,044 professional distributor sales consultants in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Through BSG's large store base and sales force, including its franchise-based business Armstrong McCall, BSG is able to access a significant portion of the highly fragmented U.S. professional beauty sales channel. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

   Store Design and Operations

BSG stores, including its franchise-based Armstrong McCall stores, are designed to create a professional shopping environment that embraces the salon professional and highlights its extensive product offering. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,700 square feet and are primarily located in secondary strip shopping centers. BSG store layouts are designed to provide optimal variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type with certain areas dedicated to leading third-party brands; such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®. The selection of these and other brands varies by territory.

   Professional Distributor Sales Consultants

BSG has a network of approximately 1,044 professional distributor sales consultants ("DSC" or "DSCs"), which exclusively serve salons and salon professionals. The following table sets forth the number of consultants in the BSG network during the last five fiscal years:

	Fiscal Year Ended September 30,
	2012	2011(b)	2010	2009(b)	2008
Professional distributor sales consultants(a)	1,044	1,116	1,051	1,022	984
(a)
Includes 356, 411, 395, 300 and 328 distributor sales consultants of our Armstrong McCall franchisees at September 30, 2012, 2011, 2010, 2009 and 2008, respectively.

(b)
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

In order to provide a knowledgeable sales consultant team, BSG actively recruits individuals with industry knowledge or sales experience, as we believe that new sales consultants with either broad knowledge about the products or direct sales experience will be more successful. In addition, BSG provides training to new sales consultants beginning with a two-week training program, followed by a program of continuing media-based training delivered through audio, video and web-based e-learning. The program is designed to develop product knowledge as well as techniques on how best to serve salon professionals. In addition to selling professional beauty products, these sales consultants offer in-salon training for professionals and owners in areas such as new styles, techniques and business practices. An important component of sales consultants' compensation is sales commissions. BSG's commission system is designed to drive sales, as well as focus consultants on selling products that are best suited to individual salons and salon professionals.

We believe that our emphasis on recruitment, training, and sales-based compensation results in a sales force that distinguishes itself from other full-service/exclusive-channel distributors and the employment of sales consultants is an effective way to serve salons and salon professionals, particularly those located far away from a BSG store.

The following table sets forth the approximate percentage of BSG sales attributable by distribution channel:

	Fiscal Year Ended September 30,
	2012	2011
Company-operated retail stores	64.3%	62.9%
Professional distributor sales consultants (full-service)	26.3%	27.4%
Franchise stores	9.4%	9.7%

Total	100.0%	100.0%

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

The following table sets forth the approximate percentage of BSG's sales attributable by merchandise category:

	Fiscal Year Ended September 30,
	2012	2011	2010
Hair care	36.4%	37.0%	37.1%
Hair color	29.8%	29.6%	29.6%
Promotional items(a)	12.0%	12.9%	13.2%
Skin and nail care	10.3%	9.7%	8.1%
Electrical appliances	4.7%	4.3%	4.5%
Other beauty items	6.8%	6.5%	7.5%

Total	100.0%	100.0%	100.0%

(a)
Promotional items consist of sales from other categories that are sold on a value-priced basis.

   Marketing and Advertising

BSG's marketing program is designed primarily to promote its extensive selection of brand name products at competitive prices. BSG distributes at its stores and mails to its salon and salon professional customers multi-page color shopping guides that highlight promotional products. We also offer between 12,000 and 14,000 SKUs of our BSG products for sale through our websites for beauty professionals and believe that the operation of our websites enhances our other efforts intended to promote awareness of BSG's products by salons and salon professionals. In addition, BSG communicates with its customers and distributes promotional material via e-mail and social networking websites. Some BSG stores also host monthly manufacturer-sponsored classes for customers. These classes are held at BSG stores and led by manufacturer-employed educators. Salon professionals, after paying a small fee to attend, are educated on new products and beauty trends. We believe these classes also increase brand awareness and potentially drive sales in BSG stores.

   Store Locations

BSG stores are primarily located in secondary strip shopping centers. Although BSG stores are located in visible and convenient locations, we believe salon professionals are generally less sensitive about store location than retail customers.

The following table provides a history of BSG's store count (including franchised stores) during the last five fiscal years:

	Fiscal Year Ended September 30,
	2012	2011	2010	2009	2008
Stores open at beginning of period	1,151	1,027	991	929	874
Net store openings during period	39	39	36	16	44
Stores acquired during period(a)	—	85	—	46	11

Stores open at end of period	1,190	1,151	1,027	991	929

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

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and contribute to our success:

The Largest Professional Beauty Supply Distributor in the U.S. with Multi-Channel Platform

We believe that Sally Beauty Supply and BSG together comprise the largest distributor of professional beauty products in the U.S. by store count. Our leading channel positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply marketplace, economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to generate and grow revenues across broad, diversified geographies, and customer segments using varying product assortments. In the U.S. and Puerto Rico, we offer up to 9,000 and 14,000 SKUs in Sally Beauty Supply and in BSG, respectively, (in each case, in our stores or online) to a broad potential customer base that includes retail consumers, salons and barbershops in the U.S.

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

Attractive Store Economics

We believe that our stores generate attractive returns on invested capital. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively. Sally Beauty Supply stores average approximately 1,700 square feet and BSG stores average approximately 2,700 square feet in size in the U.S. and Canada. Domestically, our stores are typically located within strip shopping centers. Strong average sales per square foot combined with minimal staffing requirements, low rent expense and limited initial capital outlay typically result in positive contribution margins within a few months of opening, and cash payback on investment within approximately two years. Due to such attractive investment returns and relatively high operating profit contributions per store, during the past five fiscal years Sally Beauty Supply and BSG have opened an aggregate of 533 and 174 net new stores, respectively, excluding the effect of acquisitions. Outside the U.S. and Canada, our store format, sizes and capital requirements vary by marketplace, but we believe these stores also generate compelling unit economics.

Consistent Financial Performance

We have a proven track record of strong growth and consistent profitability due to superior operating performance, new store openings and strategic acquisitions. Over the past five fiscal years, our consolidated same store sales growth has been positive in each year and has averaged nearly 4.3%, as set forth in the following table:

	Fiscal Year Ended September 30,
Same store sales growth(a)	2012	2011	2010	2009	2008
Sally Beauty Supply	6.5%	6.3%	4.1%	2.1%	1.2%
Beauty Systems Group	6.1%	5.5%	6.2%	1.0%	6.9%
Consolidated	6.4%	6.1%	4.6%	1.8%	2.6%
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

Experienced Management Team with a Proven Track Record

Our senior management team led by our President and Chief Executive Officer Gary Winterhalter, possesses a unique combination of management skills and experience in the beauty supply market. Our team also has a strong track record of successfully identifying and integrating acquisitions, which continues to be an important part of our overall strategy.

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

Expand Our Store Base

During the past five fiscal years, Sally Beauty Supply and BSG have opened an aggregate of 533 and 174 net new stores, respectively, excluding the effect of acquisitions. Because of the limited initial capital outlay, rapid payback, and attractive return on capital, we intend to continue to expand our store base. In the fiscal year 2012, we opened 129 and 39 Sally Beauty Supply stores and BSG stores, respectively, excluding the effect of acquisitions. We believe there are growth opportunities for additional stores in North America, Europe and South America. We expect new store openings in existing and new areas to be an important aspect of our future growth opportunities, and intend to continue our annual organic store growth between 4% and 5% of our total stores for the foreseeable future.

Grow Internationally

International sales represent 22% of Sally Beauty Supply's net sales and we believe there is a significant opportunity for future growth in certain international geographic areas. As of September 30, 2012, we operated 742 Sally Beauty Supply and BSG company-owned stores and 55 franchise stores across ten countries outside the United States: Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. We believe our platform provides us with the foundation to continue to expand internationally. In particular, we are currently focused on growing our business in Europe and South America.

Increase Operating Efficiency and Profitability

We believe there are opportunities to increase the profitability of our operations by growing our exclusive-label brands, improving sourcing, shifting customer mix, continuing our cost-cutting initiatives, particularly at BSG, and by further expanding our internet channel. We continue to develop and promote our higher margin exclusive-label products and increase exclusive-label product sales, which increase our gross margins and operating results. Over the past few years, we have undertaken a full review of our merchandise procurement strategy. This initiative is intended to identify lower-cost alternative sources of supply in certain product categories from countries with lower manufacturing costs. We continue to focus on changing our customer mix by increasing the percentage of retail customers within our stores at Sally Beauty Supply. At BSG, we have completed numerous projects, including a re-branding initiative that repositioned the vast majority of our North American company-operated stores under a common name and store identity, CosmoProf, which we believe has improved brand consistency, saved on advertising and promotional costs and allowed for a more focused marketing strategy. We also completed a $22.0 million capital spending program to consolidate warehouses and reduce administrative expenses related to BSG's distribution network which has resulted in annualized cost savings of at least $14.0 million.

We also offer between 6,000 and 9,000 SKUs of our Sally Beauty Supply products for sale through our website (www.sallybeauty.com) and have recently begun to offer between 12,000 and 14,000 SKUs of our BSG products for sale principally through our websites for beauty professionals. We expect electronic commerce, or e-commerce, will increasingly lead to additional higher margin sales for both business segments as a result of the incremental operating expenses (including rent and other occupancy expenses, payroll, and shipping and handling expenses) associated with traditional brick-and-mortar stores. Please see "Risk Factors—Our internet-based business may be unsuccessful or may cause internal channel conflict."

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

  •
  In October 2011, we acquired certain assets and the business of a former exclusive distributor of John Paul Mitchell Systems beauty products with sales primarily in Ohio and West Virginia;

  •
  In October 2010, we acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the mid-western United States;

  •
  In March 2010, we acquired certain assets and the business of a former exclusive distributor of John Paul Mitchell Systems beauty products with sales primarily in south Florida and certain islands in the Caribbean;

  •
  In December 2009, we acquired Sinelco, a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe;

  •
  In September 2009, we acquired Schoeneman, a 43-store beauty supply chain located in the central northeast United States; and

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

Competition

Although there are a limited number of direct competitors to our business, the beauty industry is highly competitive. In each geographic area in which we operate, we experience competition from domestic and international businesses often with more resources, including mass merchandisers, drug stores, supermarkets and other chains offering similar or substitute beauty products at comparable prices. Our business also faces competition from department stores, as well as from authorized and unauthorized retailers and internet sites offering professional beauty products. In addition, our business competes with local and regional open-line beauty supply stores and full-service distributors selling directly to salons and salon professionals through both professional distributor sales consultants and outlets open only to salons and salon professionals. Our business also faces increasing competition from certain manufacturers that use their own sales forces to distribute their professional beauty products directly or align themselves with our competitors. Some of these manufacturers are vertically integrating through the acquisition of distributors and stores. In addition, these manufacturers may acquire additional brands that we currently distribute and attempt to shift these products to their own distribution channels. Please see "Risk Factors—The beauty products distribution industry is highly competitive and is consolidating" for additional information about our competition.

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

Relationships with Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase orders. For the fiscal year 2012, our five largest suppliers, The Procter & Gamble Company, or P&G, the Professional Products Division of L'Oreal USA S/D, Inc., or L'Oreal, Conair Corporation, John Paul Mitchell Systems and Shiseido Cosmetics (America) Limited, accounted for approximately 41% of our consolidated merchandise purchases. Products are purchased from these and many other manufacturers on an at-will basis or under contracts which can be terminated without cause upon 90 days' notice or less or expire without express rights of renewal. Such manufacturers could discontinue sales to us at any time or upon short notice. If any of these suppliers discontinued selling or were unable to continue selling to us, there could be a material adverse effect on our business and results of operations.

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

Distribution

As of September 30, 2012, we operated mainly through 18 distribution centers, nine of which serviced Sally Beauty Supply and nine of which serviced BSG.

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

Employees

In our domestic and foreign operations, we had approximately 25,525 employees as of September 30, 2012; consisting of approximately 7,370 salaried, 4,890 hourly and 13,265 part-time employees. We had approximately 24,615 employees as of September 30, 2011; consisting of approximately 7,040 salaried, 4,935 hourly and 12,640 part-time employees. Part-time employees are used to supplement schedules, particularly in North America.

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

As of September 30, 2012, Sally Beauty Supply supplied 25 and BSG supplied 159 franchised stores located in the U.S., Mexico and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

Trademarks and Other Intellectual Property Rights

Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries in which we operate. Together with our subsidiaries, we own over 270 trademark registrations in the U.S., and over 1,000 trademark registrations outside the U.S. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including reliance upon trademark, patent and trade secret laws and confidentiality agreements with many vendors, employees, consultants and others who have access to our proprietary information. The duration of our trademark registrations is generally 10 or 15 years, depending on the country in which a mark is registered, and generally the registrations can be renewed. The scope and duration of intellectual property protection varies by jurisdiction and by individual product.

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

The beauty products distribution industry is highly fragmented, and there are few significant barriers to entry into the marketplaces for most of the types of products and services we sell. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers as well as e-commerce retailers offering professional salon-only and other products. The availability of diverted professional salon products in unauthorized large format retail stores such as drug stores, grocery stores and others could have a negative impact on our business. The primary competitive factors in the beauty products distribution industry are the price at which we purchase branded and exclusive-label products from manufacturers, the quality, perceived value, consumer brand name recognition, packaging and mix of the products we sell, customer service, the efficiency of our distribution network, and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices in efforts to retain business or channel share. Some of our competitors have greater financial and other resources than we do and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.

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

Our comparable store sales (which we refer to as "same store sales") and quarterly results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable store sales and quarterly financial performance, including:

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

We do not manufacture any products we sell, and instead purchase our products from recognized brand manufacturers and private label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. During the fiscal year 2012, our five largest suppliers were Procter & Gamble Co., or P&G, the Professional Products Division of L'Oreal USA—S.D., Inc., or L'Oreal, Conair Corporation, John Paul Mitchell Systems and Shiseido Cosmetics (America) Limited and accounted for approximately 41% of our consolidated merchandise purchases. In addition, one of those suppliers, L'Oreal, represented approximately 14% of BSG's merchandise purchases during the fiscal year 2012. BSG recently reached agreement with L'Oreal to extend the right of BSG to distribute Matrix® and certain other L'Oreal products in BSG East and BSG West, subject to certain conditions, through December 2015.

Since we purchase products from many manufacturers and fillers under at-will contracts and contracts which can be terminated without cause upon 90 days' notice or less, or which expire without express rights of renewal, manufacturers and fillers could discontinue sales to us immediately or upon short notice. Some of our contracts with manufacturers may be terminated if we fail to meet specified minimum purchase requirements. If minimum purchase requirements are not met, we do not have contractual assurances of continued supply. In lieu of termination, a manufacturer may also change the terms upon which it sells, for example, by raising prices or broadening distribution to third parties. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. For these and other reasons, we may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

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

Although we plan to mitigate the negative effects resulting from potential unfavorable changes in our relationships with suppliers, there can be no assurance that our efforts will partially or completely offset the loss of these distribution rights.

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

We may have to defend our rights in intellectual property that we use in certain of our products, and we could be found to infringe the intellectual property rights of others, which could be disruptive and expensive to our business.

The industry in which we operate is marked by a large number of copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. At any time, a third-party may assert that our products violate such party's intellectual property rights. Successful intellectual property claims against us could result in significant financial liability to us or prevent us from selling certain of our products. In addition, resolution of claims may require us to redesign our products, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, or to cease using the intellectual property rights. Any claim, regardless of its merits, could be expensive and time consuming to defend against and divert the attention of our management resources.

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

In connection with the Separation Transactions, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings, incurred approximately $1,850.0 million in debt. As of September 30, 2012, we had an aggregate principal amount of approximately $1,617.2 million of outstanding debt, including capital lease obligations, and a total debt to equity ratio of -14.1:1.00.

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

  •
  increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest), including borrowings under our senior secured term loan facilities and our asset-based senior secured loan facility, which we refer to collectively as the senior secured credit facilities;

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of September 30, 2012, our senior credit facility provided us commitments for additional borrowings of up to approximately $377.8 million under the asset-based senior secured loan (or ABL) facility, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations. In addition, the agreements governing our asset-based senior secured loan (or ABL) facility (the "ABL facility") as well as the indentures governing our senior notes due 2019 and senior notes due 2022, which we refer to collectively as the Notes, do not prevent us from incurring obligations that do not constitute indebtedness.

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

The restrictions in the indentures governing our Notes and the terms of our senior credit facility may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that our subsidiaries, which are borrowers under these agreements, will be granted waivers or amendments to these agreements if they are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in the senior credit facility and the indentures for the Notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants and restrictions could result in a default under either the senior credit facility or the indentures that would permit the applicable lenders or note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the ABL facility, could proceed against the collateral securing the debt. In any such case, our subsidiaries may be unable to borrow under the ABL facility and may not be able to repay the amounts due under the Notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

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

We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our ABL facility and the indentures governing the Notes restrict our ability to dispose of assets and use the proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

The impairment of other financial institutions could adversely affect us.

We have exposure to different counterparties with regard to our foreign currency forwards. These transactions expose us to credit risk in the event of default of our counterparty. We also have exposure to financial institutions used as depositories of our corporate cash balances. If our counterparties and financial institutions become impaired or insolvent, this could have serious consequences to our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our store and warehouse locations are leased; while our corporate headquarters and five warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and globally, as of September 30, 2012:

	Sally Beauty Supply		Beauty Systems Group
Location	Company-Operated	Franchise	Company-Operated	Franchise
United States (excluding Puerto Rico)	2,596	—	933	129
Puerto Rico	42	—	2	—
International:
United Kingdom	236	5	—	—
Belgium	34	6	—	—
Canada	81	—	96	—
Chile	33	—	—	—
France	42	3	—	—
Germany	35	—	—	—
Netherlands	22	—	—	—
Mexico	149	—	—	30
Other	14	11	—	—

Total International	646	25	96	30

Total Store Count	3,284	25	1,031	159

The following table provides locations for our significant offices and warehouses and corporate headquarters, as of September 30, 2012:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters	N/A	(1)(2)
Reno, Nevada	Warehouse	253,000	(1)
Columbus, Ohio	Warehouse	246,000	(1)
Jacksonville, Florida	Warehouse	237,000	(1)
Denton, Texas	Office, Warehouse	114,000	(1)(2)
Marinette, Wisconsin	Office, Warehouse	99,000	(2)
Leased Properties:
Greenville, Ohio	Office, Warehouse	246,000	(2)
Fresno, California	Warehouse	200,000	(2)
Blackburn, Lancashire, England	Warehouse	192,000	(1)
Pottsville, Pennsylvania	Office, Warehouse	140,000	(2)
Clackamas, Oregon	Warehouse	104,000	(2)
Spartanburg, South Carolina	Warehouse	100,000	(2)
Thornliebank, Scotland	Office, Warehouse	94,000	(1)
Ronse, Belgium	Office, Warehouse	91,000	(1)
Gent, Belgium	Office, Warehouse	83,000	(1)
Calgary, Alberta, Canada	Warehouse	62,000	(2)
Mississauga, Ontario, Canada	Office, Warehouse	60,000	(2)
Lincoln, Nebraska	Warehouse	54,000	(2)
Guadalupe, Nuevo Leon, Mexico	Warehouse	40,000	(1)(2)
(1)
Sally Beauty Supply
(2)
BSG

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of these matters. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

On March 22, 2011, Mixed Chicks, LLC, a hair care product manufacturer, brought an action against us in the Central District of California alleging that certain of our marks and trade dress infringed on certain of its rights and trade dress. Mixed Chicks, LLC sought damages and injunctive relief. The Company believed, and continues to believe that it did not infringe upon the rights and trade dress of Mixed Chicks, LLC. After conclusion of a trial, however, on November 2, 2012, a jury found that infringement had occurred on the trademark and trade dress in question and awarded Mixed Chicks, LLC $839,535 in actual damages and $7,275,000 in punitive damages. The court could also, in its discretion, require us to disgorge profits earned from the sale of the MIXED SILK products and pay Mixed Chicks, LLC its reasonable fees and costs incurred in the case. Based upon the verdict rendered, we have recorded $10.2 million in legal settlement costs, which we believe to be our best estimate of the potential loss. We intend to appeal this decision and continue to vigorously pursue this matter.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange, Inc., or the NYSE, under the symbol "SBH." Prior to the Separation Transactions, there was no established public trading market for our common stock. The following table sets forth the high and low sales prices of our common stock, as reported by the NYSE, during the fiscal years ended September 30, 2012 and 2011.

Quarter Ended	High	Low
Fiscal Year 2012:
September 30, 2012	$28.29	$23.95
June 30, 2012	$28.35	$24.65
March 31, 2012	$25.63	$19.63
December 31, 2011	$21.85	$15.93
Fiscal Year 2011:
September 30, 2011	$18.62	$14.88
June 30, 2011	$17.80	$13.16
March 31, 2011	$15.31	$12.49
December 31, 2010	$15.09	$10.85

Holders

As of November 9, 2012, there were 1,197 stockholders of record of our common stock.

Dividends

We have not declared or paid dividends at any time during the two fiscal years prior to the date of this Annual Report.

We currently anticipate that we will retain future earnings to support our growth strategy or to repay outstanding debt. We do not anticipate paying regular cash dividends on our common stock in the foreseeable future. Any payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions (including those present in the agreements and instruments governing our debt) and general business conditions. We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Further, the terms of our subsidiaries' debt agreements and instruments significantly restrict the ability of our subsidiaries to make certain Restricted Payments to us. Finally, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us. Please see "Risk Factors—Risks Relating to Our Substantial Indebtedness" and Note 14 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data."

Performance Graph

The following illustrates the comparative total return among Sally Beauty, the Dow Jones U.S. Specialty Retailers Index and the S&P 500 Index assuming that $100 was invested on September 30, 2007 and that dividends, if any, were reinvested for the fiscal year included in the data:

The Dow Jones U.S. Specialty Retailers Index (NYSE: DJUSRS) is a comprehensive view of entities which are primarily in the retail sector in the U.S. Sally Beauty is one of the issuers included in this index.

	9/07	3/08	9/08	3/09	9/09	3/10	9/10	3/11	9/11	3/12	9/12
Sally Beauty Holdings, Inc.	100.00	81.66	101.78	67.22	84.14	105.56	132.54	165.80	196.45	293.49	296.92
S&P 500	100.00	87.54	78.02	54.20	72.63	81.17	80.01	93.87	80.93	101.88	105.37
Dow Jones US Specialty Retailers TSM	100.00	84.56	77.51	67.08	83.97	97.32	105.24	118.52	108.87	137.35	130.74

This data assumes that $100 was invested on September 30, 2007 in the Company's common stock and in each of the indexes shown and that all dividends are reinvested. The Company did not declare dividends during the period covered by this table. Stockholder returns shown should not be considered indicative of future stockholder returns.

 ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Sally Beauty for the each of the years in the five-year period ended September 30, 2012 (dollars in thousands, except per share data):

	Fiscal Year Ended September 30,
	2012	2011	2010	2009	2008
Results of operations information:
Net sales	$3,523,644	$3,269,131	$2,916,090	$2,636,600	$2,648,191
Cost of products sold and distribution expenses	1,780,385	1,674,526	1,511,716	1,393,283	1,413,597

Gross profit	1,743,259	1,594,605	1,404,374	1,243,317	1,234,594
Selling, general and administrative expenses(a)	1,179,206	1,086,414	1,012,321	899,415	903,146
Depreciation and amortization	64,698	59,722	51,123	47,066	48,533

Operating earnings	499,355	448,469	340,930	296,836	282,915
Interest expense(b)	138,412	112,530	112,982	132,022	159,116

Earnings before provision for income taxes	360,943	335,939	227,948	164,814	123,799
Provision for income taxes	127,879	122,214	84,120	65,697	46,222

Net earnings	$233,064	$213,725	$143,828	$99,117	$77,577

Earnings per share
Basic	$1.27	$1.17	$0.79	$0.55	$0.43
Diluted	$1.24	$1.14	$0.78	$0.54	$0.42
Weighted average shares, basic	183,420	183,020	181,985	181,691	181,189
Weighted average shares, diluted	188,610	188,093	184,088	183,306	182,704
Operating data:
Number of stores (at end of period):
Sally Beauty Supply	3,309	3,158	3,032	2,923	2,844
Beauty Systems Group	1,190	1,151	1,027	991	929

Consolidated	4,499	4,309	4,059	3,914	3,773
Professional distributor sales consultants (at end of period)	1,044	1,116	1,051	1,022	984
Same store sales growth(c):
Sally Beauty Supply	6.5%	6.3%	4.1%	2.1%	1.2%
Beauty Systems Group	6.1%	5.5%	6.2%	1.0%	6.9%
Consolidated	6.4%	6.1%	4.6%	1.8%	2.6%
Financial condition information (at end of period):
Working capital	$686,519	$419,142	$387,123	$341,733	$367,198
Cash, cash equivalents and short-term investments	240,220	63,481	59,494	54,447	99,788
Property, plant and equipment, net	202,661	182,489	168,119	151,252	156,260
Total assets	2,065,800	1,728,600	1,589,412	1,490,732	1,527,023
Long-term debt, excluding current maturities(b)	1,615,322	1,410,111	1,559,591	1,653,013	1,724,684
Stockholders' deficit	(115,085)	$(218,982)	$(461,272)	$(615,451)	$(702,960)
(a)
Selling, general and administrative expenses for the fiscal years 2012, 2011, 2010, 2009 and 2008 include share-based compensation expenses of $16.9 million, $15.6 million, $12.8 million, $8.6 million and $10.2 million, respectively. In the fiscal year 2012, selling, general and administrative expenses reflect a $10.2 million charge resulting from a loss contingency and, in the fiscal year 2011, selling, general and administrative expenses reflect a net favorable impact of $21.3 million, including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million.

(b)
Long-term debt primarily represents debt incurred in connection with the Separation Transactions and interest expense is related mainly to such indebtedness. In the fiscal year 2012, interest expense reflects non-recurring charges of $37.8 million related to our redemption of certain senior notes and senior subordinated notes and our repayment in full of the term loan B, including unamortized deferred financing costs expensed and call premiums paid. Please see Note 14 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data" for additional information about the Company's debt.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management's view of the financial condition as of September 30, 2012 and 2011, and the results of operations and cash flows for the three fiscal years in the period ended September 30, 2012, of Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty and the related notes included elsewhere in this Annual Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements. Please see "Cautionary Notice Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2012:

  •
  Our consolidated sales from company-operated stores that have been open for at least 14 months as of the last day of a month, which we refer to as same store sales, increased 6.4% for the fiscal year ended September 30, 2012;

  •
  Our consolidated net sales for the fiscal year ended September 30, 2012 increased by $254.5 million, or 7.8%, to $3,523.6 million compared to the fiscal year ended September 30, 2011. Net sales for the fiscal year ended September 30, 2012 reflect approximately $26.3 million, or 0.7%, in negative impact from changes in foreign currency exchange rates;

  •
  Our consolidated gross profit for the fiscal year ended September 30, 2012 increased by $148.7 million, or 9.3%, to $1,743.3 million compared to the fiscal year ended September 30, 2011. As a percentage of net sales, gross profit increased to 49.5% for the fiscal year ended September 30, 2012, compared to 48.8% for the fiscal year ended September 30, 2011;

  •
  Our consolidated operating earnings for the fiscal year ended September 30, 2012 increased by $50.9 million, or 11.3%, to $499.4 million compared to the fiscal year ended September 30, 2011. As a percentage of net sales, operating earnings increased to 14.2% for the fiscal year ended September 30, 2012, compared to 13.7% for the fiscal year ended September 30, 2011;

  •
  Sally Beauty Supply and BSG opened or acquired 151 and 36 net new stores, respectively, during the fiscal year ended September 30, 2012, excluding franchised stores;

  •
  Cash provided by operations increased by $5.7 million, or 2.0%, to $297.6 million for the fiscal year ended September 30, 2012, compared to $291.8 million for the fiscal year ended September 30, 2011;

  •
  In November 2011, we acquired Kappersservice Floral B.V. and two related companies (together, the "Floral Group"), a distributor of professional beauty products then with 19 stores located in the Netherlands, for approximately €22.8 million (approximately $31.2 million);

  •
  In December 2011, we redeemed our 9.25% senior notes due 2014 and 10.50% senior subordinated notes due 2016 with the net proceeds from our November 2011 issuance of $750.0 million aggregate principal amount of our 6.875% senior notes due 2019;

  •
  In May 2012, we repurchased (and subsequently retired) approximately 7.6 million shares of our common stock in a private transaction for $200.0 million in cash. We funded this transaction primarily with borrowings in the amount of $160.0 million under our asset-based senior secured loan (or ABL) facility (the "ABL facility") and with cash from operations;

  •
  Also in May 2012, we issued $700.0 million aggregate principal amount of 5.75% senior notes due 2022 and repaid in full our borrowings (approximately $596.9 million) under the senior term loan B and approximately $90.0 million of our borrowing under the ABL facility with the net proceeds from such debt issuance;

  •
  In July 2012, the CDR Investors completed their successful disposition of all of their shares of our common stock;

  •
  In August 2012, we announced a $300.0 million share repurchase program;

  •
  In September 2012, we issued an additional $150.0 million aggregate principal amount of our 5.75% senior notes due 2022. The proceeds from this issuance are intended for general corporate purposes; and

  •
  For the fiscal year ended September 30, 2012, interest expense includes losses on extinguishment of debt in the aggregate amount of $37.8 million related to our redemption of our senior notes and senior subordinated notes and repayment in full of borrowings under the senior term loan B (including unamortized deferred financing costs expensed in connection with the debt redeemed or repaid and call premiums paid to redeem our senior notes and senior subordinated notes).

Overview

Description of Business

We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,315 company-operated stores and supplied 184 franchised stores, primarily in North America, South America and selected European countries, as of September 30, 2012. We are the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the year ended September 30, 2012, our consolidated net sales and operating earnings were $3,523.6 million and $499.4 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2012, Sally Beauty Supply operated 3,284 company-operated retail stores, 2,596 of which are located in the U.S., with the remaining 688 company-operated stores located in Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 25 franchised stores located outside the U.S. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, with between 6,000 and 9,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the year ended September 30, 2012, Sally Beauty Supply's net sales and segment operating profit were $2,198.5 million and $429.5 million, respectively, representing 62% and 70% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of September 30, 2012, BSG had 1,031 company-operated stores, supplied 159 franchised stores and had a sales force of approximately 1,044 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,700 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG's large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the year ended September 30, 2012, BSG's net sales and segment operating profit were $1,325.2 million and $182.7 million, respectively, representing 38% and 30% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses, respectively.

Industry and Business Trends

We operate primarily within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in consumer demand for hair color, hair loss prevention and hair styling products. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

  •
  High level of marketplace fragmentation.  The U.S. salon channel is highly fragmented with nearly 280,000 salons and barbershops. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

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

  •
  Increasing use of exclusive-label products.  We offer a broad range of exclusive-label professional beauty products. As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products and, accordingly, we believe that the growth in sales of these products will likely enhance our overall gross margins. Please see "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

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

  •
  International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth opportunities in the international marketplace and to grow our current level of non-U.S. operations. For example, in November 2011, we acquired the Floral Group, a distributor of professional beauty products then with 19 stores located in the Netherlands; in December 2009, we acquired Sinelco Group BVBA ("Sinelco"), a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe; and, in September 2009, we acquired Distribuidora Intersalon Limitada ("Intersalon"), a distributor of premier beauty supply products then with 16 stores located in Chile. These acquisitions furthered our expansion plans in Europe and Latin America, key targets of the Company's international growth initiative. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth opportunities. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth opportunities may be affected by business, legal, regulatory and economic risks. Please see "Risk Factors—We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions," "If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations" and "Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks."

  •
  Continuing consolidation.  There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including the evaluation of opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, L'Oreal has acquired distributors that compete with BSG in the Midwest, Southeast and West Coast regions of the U.S. and, as a result, L'Oreal directly competes with BSG in certain geographic areas. If L'Oreal or any of our other suppliers acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that BSG will not lose further revenue over time (including within its franchise-based business) due to potential losses of additional products (both from L'Oreal and from other suppliers) as well as from the increased competition from distribution networks affiliated with L'Oreal or any of our other suppliers. Please see "Risk Factors—The beauty products distribution industry is highly competitive and is consolidating" and "We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

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

Significant Recent Acquisitions

The Floral Group—In the fiscal year 2012, we acquired Floral Group, then a 19-store distributor of professional beauty products based in Eindhoven, the Netherlands, for approximately €22.8 million (approximately $31.2 million). The assets acquired and liabilities assumed, including intangible assets subject to amortization of $11.8 million, were recorded at their respective fair values at the acquisition date and goodwill of $15.0 million (which is not expected to be deductible for tax purposes) was recorded as a result of this acquisition. The results of operations of the Floral Group are included in the Company's consolidated financial statements subsequent to the acquisition date. The acquisition was funded with cash from operations and with borrowings under our ABL facility in the amount of approximately $17.0 million. In addition, during the fiscal year 2012, the Company completed several other individually immaterial acquisitions at an aggregate cost of approximately $12.8 million and recorded additional goodwill in the amount of approximately $9.4 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The assets acquired and liabilities assumed in connection with these acquisitions were recorded based on their respective fair values at the acquisition date.

Aerial Company—In the fiscal year 2011, we acquired Aerial Company, Inc. ("Aerial"), an 82-store professional-only distributor of beauty products operating in 11 states in the midwestern region of the United States, for approximately $81.8 million. The results of operations of Aerial are included in our consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $34.7 million, were recorded at their respective fair values at the acquisition date and goodwill of $25.3 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. The acquisition of Aerial was funded with borrowings in the amount of $78.0 million under the ABL facility (which were later paid in full) and with cash from operations. In addition, during the fiscal year 2011, we completed several other individually immaterial acquisitions at an aggregate cost of approximately $5.0 million and recorded additional goodwill in the amount of $4.3 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date.

Sinelco—During the fiscal year 2010, we acquired Sinelco, a wholesale distributor of professional beauty products based in Ronse, Belgium, for approximately €25.2 million (approximately $36.6 million). We also assumed €4.0 million (approximately $5.8 million) of pre-acquisition debt, excluding capital lease obligations, of Sinelco in connection with the acquisition. Sinelco serves over 1,500 customers through a product catalog and website and has sales throughout Europe. Goodwill of $5.2 million (which is not expected to be deductible for tax purposes) was recorded as a result of this acquisition. In addition, during the fiscal year 2010, we completed several other individually immaterial acquisitions at an aggregate cost of $9.0 million and recorded additional goodwill in the amount of $5.4 million (the majority of which is not expected to be deductible for tax purposes) in connection with such acquisitions. The valuation of the assets acquired and liabilities assumed in connection with all the acquisitions completed during the fiscal year 2010 was based on their fair values at the acquisition date. We funded these acquisitions generally with cash from operations as well as borrowings under our ABL facility.

Our Separation from Alberto-Culver

In November 2006, Sally Beauty separated from the Alberto-Culver Company, which we refer to as Alberto-Culver, and its consumer products-focused business and became an independent company listed on the New York Stock Exchange (hereafter, the "Separation Transactions"). Sally Beauty is a holding company and does not have any material assets or operations other than its ownership of equity interests of its subsidiaries.

In connection with the Separation Transactions, CDRS Acquisition LLC (or "CDRS") and CD&R Parallel Fund VII, L.P., investment funds associated with Clayton, Dubilier & Rice, LLC (together with CDRS, the "CDR Investors") acquired 48% of our common stock on an undiluted basis. During the fiscal year ended September 30, 2012, the CDR Investors sold all of their shares of our common stock through a series of underwritten public offerings and a share repurchase, pursuant to which we repurchased (and subsequently retired) 7.6 million shares of our common stock from the CDR Investors at a price equal to $26.485 per share. The Company funded this $200.0 million stock repurchase primarily with borrowings in the amount of $160.0 million under the ABL facility and with cash from operations.

Share Repurchase Program

On August 27, 2012, we announced that our Board has approved a share repurchase program authorizing us to repurchase up to $300.0 million of our common stock over the next six fiscal quarters (the "Share Repurchase Program") and to enter into pre-arranged stock trading plans for the purpose of repurchasing a limited number of shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding securities transactions. Repurchases of shares of our common stock are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plans.

Other Significant Items

   Derivative Instruments

As a multinational corporation, we are subject to certain market risks including changes in market interest rates and foreign currency fluctuations. We may consider a variety of practices in the ordinary course of business to manage these market risks, including, when deemed appropriate, the use of derivative instruments such as interest rate swaps and foreign currency options, collars and forwards (hereafter, "foreign exchange contracts"). We do not purchase or hold any derivative instruments for speculative or trading purposes.

   Foreign Currency Derivative Instruments

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. In connection with the remaining foreign currency risk, the Company from time to time uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

The Company uses foreign exchange contracts including, at September 30, 2012, foreign currency forwards with an aggregate notional amount of $12.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries' purchases of merchandise from third-party suppliers. Sinelco's functional currency is the Euro. These foreign currency forwards enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.2772, are with a single counterparty and expire ratably through September 2013.

The Company also uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2012, we hold: (a) a foreign currency forward which enables us to sell approximately €19.2 million ($24.7 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 1.2859, (b) a foreign currency forward which enables us to sell approximately $2.0 million Canadian dollars ($2.0 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 0.98425, (c) a foreign currency forward which enables us to buy approximately $5.3 million Canadian dollars ($5.4 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 0.98345, (d) a foreign currency forward which enables us to sell approximately 11.6 million Mexican pesos ($0.9 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 12.9048 and (e) a foreign currency forward which enables us to buy approximately £1.8 million ($2.9 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 1.6196. All foreign currency forwards held by the Company at September 30, 2012 are with a single counterparty other than the counterparty on the forwards discussed in the preceding paragraph and expire on or before December 31, 2012.

The Company's foreign currency forward agreements are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the fiscal year ended September 30, 2012, selling, general and administrative expenses included $2.0 million in net gains from all of the Company's foreign currency derivatives, including marked-to-market adjustments. Please see "Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk" and Note 15 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report.

   Interest Rate Derivative Instruments

We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At September 30, 2012, the Company held no interest rate derivative instruments.

In May 2008, we entered into certain interest rate swap agreements with an aggregate notional amount of $300 million in connection with our variable interest rate obligation under the senior term loan B facility (until our May 2012 repayment of such loan). These agreements enabled us to convert a portion of our variable interest rate obligations to fixed rate obligations and were designated and qualified as effective cash flow hedges, in accordance with Accounting Standards Codification ("ASC") Topic 815. Accordingly, changes in the fair value of these derivative instruments were recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income ("OCI") until the swap agreements expired, in May 2012.

   Share-Based Compensation Awards

For the fiscal years 2012, 2011 and 2010, total share-based compensation cost charged against earnings was $16.9 million, $15.6 million and $12.8 million, respectively, and resulted in an increase in additional paid-in capital by the same amounts. Share-based compensation expenses for the fiscal years 2012, 2011 and 2010 included $5.3 million, $5.0 million and $2.5 million, respectively, of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the "2010 Plan") and certain predecessor plans, such as the Sally Beauty Holdings 2007 Omnibus Incentive Plan. For the fiscal years 2012, 2011 and 2010, the total income tax benefit recognized in the consolidated statements of earnings from all share-based compensation plans in which our employees participate or participated was $6.2 million, $6.0 million and $5.0 million, respectively, and resulted in the recognition of deferred tax assets by the same amount. Our consolidated statements of cash flows reflect, for the fiscal years 2012, 2011 and 2010, excess tax benefits of $14.4 million, $3.7 million and $0.2 million, respectively, from employee exercises of stock options as financing cash flows. As of September 30, 2012, we had $14.2 million of unrecognized compensation expense related to unvested stock option awards that is expected to be charged to expense over the weighted average period of 2.4 years, and $1.5 million of unrecognized compensation expense related to unvested restricted stock awards that is expected to be charged to expense over the weighted average period of 2.5 years.

   Non-recurring Items

On March 22, 2011, Mixed Chicks, LLC, a hair care product manufacturer, brought an action against us in the Central District of California alleging that certain of our marks and trade dress infringed on certain of its rights and trade dress. Mixed Chicks, LLC sought damages and injunctive relief. The Company believed, and continues to believe that it did not infringe upon the rights and trade dress of Mixed Chicks, LLC. After conclusion of a trial, however, on November 2, 2012, a jury found that infringement had occurred on the trademark and trade dress in question and awarded Mixed Chicks, LLC $839,535 in actual damages and $7,275,000 in punitive damages. The court could also, in its discretion, require us to disgorge profits earned from the sale of the MIXED SILK products and pay Mixed Chicks, LLC its reasonable fees and costs incurred in the case. Based upon the verdict rendered, we have recorded a charge to earnings of $10.2 million (included in selling, general and administrative expenses in our consolidated statements of earnings), which we believe to be our best estimate of the potential loss. We intend to appeal this decision and continue to vigorously pursue this matter.

In December 2011, the Company redeemed the entire $430.0 million aggregate principal amount outstanding of its 9.25% senior notes due 2014 and the entire $275.0 million aggregate principal amount outstanding of its 10.50% senior subordinated notes due 2016, pursuant to the terms of the indentures governing the senior notes and the senior subordinated notes. In addition, in May 2012, the Company repaid in full its borrowings under the senior term loan B (approximately $596.9 million). Accordingly, during the fiscal year ended September 30, 2012, the Company recorded charges to earnings in the aggregate amount of approximately $37.8 million (including approximately $24.4 million in call premiums paid and approximately $13.4 million in unamortized deferred financing costs expensed) in connection with its redemption of the senior notes and the senior subordinated notes and its repayment of the senior term loan B. These amounts are included in interest expense in the Company's consolidated statements of earnings. Please see "Liquidity and Capital Resources" below for more information about the Company's debt.

In the fiscal year ended September 30, 2012, we recognized tax benefits (approximately $10.3 million) resulting from a limited restructuring, for U.S. income tax purposes, completed in the fiscal year. As a result, the effective income tax rate for the fiscal year 2012 (35.4%) was lower than our historical effective tax rate of approximately 37.0%.

For the fiscal year ended September 30, 2011, consolidated operating earnings reflect a net favorable impact of $21.3 million, including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million, including exit costs related to the closure of a BSG warehouse.

Results of Operations

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2012, 2011 and 2010 (in millions):

	Fiscal Year Ended September 30,
	2012	2011	2010
Net sales	$3,523.6	$3,269.1	$2,916.1
Cost of products sold and distribution expenses	1,780.4	1,674.5	1,511.7

Gross profit	1,743.2	1,594.6	1,404.4
Total other operating costs and expenses	1,243.8	1,146.1	1,063.5

Operating earnings	499.4	448.5	340.9
Interest expense	138.4	112.6	113.0

Earnings before provision for income taxes	361.0	335.9	227.9
Provision for income taxes	127.9	122.2	84.1

Net earnings	$233.1	$213.7	$143.8

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2012, 2011 and 2010, expressed as a percentage of net sales for the respective periods:

	Fiscal Year Ended September 30,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	50.5%	51.2%	51.8%

Gross profit	49.5%	48.8%	48.2%
Total other costs and expenses	35.3%	35.1%	36.5%

Operating earnings	14.2%	13.7%	11.7%
Interest expense	4.0%	3.4%	3.9%

Earnings before provision for income taxes	10.2%	10.3%	7.8%
Provision for income taxes	3.6%	3.8%	2.9%

Net earnings	6.6%	6.5%	4.9%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning certain key measures we rely on to gauge our operating performance (dollars in thousands):

	Fiscal Year Ended September 30,
	2012	2011	2010
Net sales:
Sally Beauty Supply	$2,198,468	$2,012,407	$1,834,631
BSG	1,325,176	1,256,724	1,081,459

	$3,523,644	$3,269,131	$2,916,090

Gross profit	$1,743,259	$1,594,605	$1,404,374
Gross profit margin	49.5%	48.8%	48.2%
Selling, general and administrative expenses	$1,179,206	$1,086,414	$1,012,321
Depreciation and amortization	$64,698	$59,722	$51,123
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply(a)	$429,520	$380,963	$320,456
BSG(a)	182,699	164,660	112,495

Segment operating profit	612,219	545,623	432,951
Unallocated expenses(a)(b)	(96,012)	(81,594)	(79,203)
Share-based compensation expense	(16,852)	(15,560)	(12,818)

Operating earnings	499,355	448,469	340,930
Interest expense(c)	(138,412)	(112,530)	(112,982)

Earnings before provision for income taxes	$360,943	$335,939	$227,948

Segment operating profit margin:
Sally Beauty Supply	19.5%	18.9%	17.5%
BSG	13.8%	13.1%	10.4%
Consolidated operating profit margin	14.2%	13.7%	11.7%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,309	3,158	3,032
BSG	1,190	1,151	1,027

	4,499	4,309	4,059

Same store sales growth(d)
Sally Beauty Supply	6.5%	6.3%	4.1%
BSG	6.1%	5.5%	6.2%
Consolidated	6.4%	6.1%	4.6%
(a)
For the fiscal year 2012, Sally Beauty Supply's operating profit reflects a $10.2 million charge resulting from a loss contingency. For the fiscal year 2011, consolidated operating earnings reflect a net favorable impact of $21.3 million, including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million. This net benefit of $21.3 million is reflected in the BSG segment and in unallocated expenses in the amount of $19.0 million and $2.3 million, respectively.
(b)
Unallocated expenses consist of corporate and shared costs.
(c)
In the fiscal year 2012, interest expense reflects non-recurring charges of $37.8 million related to our redemption of certain senior notes and senior subordinated notes and our repayment in full of the term loan B, including unamortized deferred financing costs expensed and call premiums paid.
(d)
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

Description of Net Sales and Expenses

Net Sales.    Our net sales consist primarily of the following:

  •
  Sally Beauty Supply.  Sally Beauty Supply generates net sales primarily by selling products through its stores to both retail customers and salon professionals. Sally Beauty Supply sells products for hair color and care, skin and nail care, beauty sundries and electrical appliances. Because approximately 45% of our Sally Beauty Supply product sales come from exclusive-label brands, most of these same products are generally not available in most other retail stores or in our BSG business segment. Various factors influence Sally Beauty Supply's net sales including local competition, inclement weather, product assortment and availability, price, hours of operation and marketing and promotional activity. Sally Beauty Supply's product assortment and sales are generally not seasonal in nature.

  •
  Beauty Systems Group.  BSG generates net sales by selling products to salons and salon professionals through company-operated and franchised stores as well as through its network of professional distributor sales consultants. BSG sells products for hair color and care, skin and nail care, beauty sundries and electrical appliances. These products are not sold directly to the general public and are generally not the same products as those sold in our Sally Beauty Supply stores. Various factors influence BSG's net sales, including product features and availability, competition, relationships with suppliers, new product introductions and price. BSG's product assortment and sales are generally not seasonal in nature.

Cost of Products Sold and Distribution Expenses.    Cost of products sold and distribution expenses consist of the cost to purchase merchandise from suppliers, less vendor rebates and allowances, and certain overhead expenses including purchasing costs, freight from distribution centers to stores and merchandise handling costs at the distribution centers. Cost of products sold and distribution expenses are also affected by store inventory shrinkage, which represents products that are lost, stolen or damaged at the store level.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of personnel costs, commissions paid to professional distributor sales consultants, employee benefits, utilities, property maintenance, advertising costs, rent, insurance, freight and distribution expenses for delivery to customers, administrative costs and costs associated with our corporate support center.

Interest Expense.    Interest expense includes the amortization of deferred debt issuance costs and is stated net of interest income.

The Fiscal Year Ended September 30, 2012 compared to the Fiscal Year Ended September 30, 2011

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Fiscal Year Ended September 30,
	2012	2011	Increase
Net sales:
Sally Beauty Supply	$2,198,468	$2,012,407	$186,061	9.2%
BSG	1,325,176	1,256,724	68,452	5.4%

Consolidated net sales	$3,523,644	$3,269,131	$254,513	7.8%

Gross profit:
Sally Beauty Supply	$1,199,342	$1,087,698	$111,644	10.3%
BSG	543,917	506,907	37,010	7.3%

Consolidated gross profit	$1,743,259	$1,594,605	$148,654	9.3%

Gross profit margin:
Sally Beauty Supply	54.6%	54.0%	0.6%
BSG	41.0%	40.3%	0.7%
Consolidated gross profit margin	49.5%	48.8%	0.7%

   Net Sales

Consolidated net sales increased by $254.5 million, or 7.8%, for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from 187 company-operated stores opened or acquired during the last twelve months. Company-operated Sally Beauty Supply and BSG stores that have been open for at least 14 months contributed an increase of approximately $286.4 million, or 8.8%, and sales through our BSG distributor sales consultants contributed an increase of approximately $41.3 million, or 1.3%. In addition, our Sally Beauty Supply non-store sales channels contributed an increase of approximately $10.3 million, or 0.3%. For the fiscal year ended September 30, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $83.1 million, or 2.5%, less to the annual sales increase than for the fiscal year ended September 30, 2011. Other sales channels (including sales through our BSG franchise-based businesses and from stores that have been open for less than 14 months), in the aggregate, experienced a minor decline in sales compared to the fiscal year ended September 30, 2011. Consolidated net sales for the fiscal year ended September 30, 2012, are inclusive of approximately $26.3 million in negative impact from changes in foreign currency exchange rates.

Sally Beauty Supply.    Net sales for Sally Beauty Supply increased by $186.1 million, or 9.2%, for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from 151 company-operated stores opened or acquired during the last twelve months. In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $160.5 million, or 8.0%, and our non-store sales channels (which, after December 2010, include the catalog and internet sales of our Sinelco Group subsidiaries) contributed an increase of approximately $10.3 million, or 0.5%. For the fiscal year ended September 30, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $16.0 million, or 0.8%, more to the annual sales increase than for the fiscal year ended September 30, 2011. Other sales channels (including sales from stores that have been open for less than 14 months) experienced a minor decline in sales compared to the fiscal year ended September 30, 2011. Net sales for Sally Beauty

Supply for the fiscal year ended September 30, 2012, are inclusive of approximately $22.6 million in negative impact from changes in foreign currency exchange rates, including the impact of a weaker Euro in 2012.

Beauty Systems Group.    Net sales for BSG increased by $68.5 million, or 5.4%, for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from 36 company-operated stores opened or acquired during the last twelve months. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $125.9 million, or 10.0%, and sales through our distributor sales consultants contributed an increase of approximately $41.3 million, or 3.3%. For the fiscal year ended September 30, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $99.1 million, or 7.9%, less to the annual sales increase than for to the fiscal year ended September 30, 2011. Other sales channels (including sales through our Armstrong McCall franchise-based business and sales from stores that have been open for less than 14 months), in the aggregate, experienced a minor increase in sales compared to the fiscal year ended September 30, 2011. Net sales for BSG for the fiscal year ended September 30, 2012, are inclusive of approximately $3.7 million in negative impact from changes in foreign currency exchange rates.

   Gross Profit

Consolidated gross profit increased by $148.7 million, or 9.3%, for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011, principally due to higher sales volume and improved gross margins in both business segments as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross margin, increased to 49.5% for the fiscal year ended September 30, 2012, compared to 48.8% for the fiscal year ended September 30, 2011.

Sally Beauty Supply.    Sally Beauty Supply's gross profit increased by $111.6 million, or 10.3%, for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011, principally as a result of higher sales volume and improved gross margins. Sally Beauty Supply's gross profit as a percentage of net sales increased to 54.6% for the fiscal year ended September 30, 2012, compared to 54.0% for the fiscal year ended September 30, 2011. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label and other higher-margin products) and continued benefits from low-cost sourcing initiatives, partially offset by an increase in distribution expenses in the fiscal year 2012, particularly in some of the segment's international operations. This increase also reflects a $10.3 million negative impact from changes in foreign currency exchange rates, including the impact of a weaker Euro in 2012.

Beauty Systems Group.    BSG's gross profit increased by $37.0 million, or 7.3%, for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011, principally as a result of higher sales volume and improved gross margins. BSG's gross profit as a percentage of net sales increased to 41.0% for the fiscal year ended September 30, 2012, compared to 40.3% for the fiscal year ended September 30, 2011. This increase was principally the result of a favorable change in the sales mix across the business, product cost reduction initiatives and synergies from businesses acquired during the last 24 months.

   Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $92.8 million, or 8.5%, to $1,179.2 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011. This increase was primarily attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (approximately 187 company-operated stores were added since the fiscal year 2011, a 4.5% increase), as well as higher advertising expenses in the Sally Beauty

Supply segment of $7.3 million. In addition, for the fiscal year 2012, selling, general and administrative expenses reflect a $10.2 million charge resulting from a loss contingency. For the fiscal year ended September 30, 2011, selling, general and administrative expenses reflect certain non-recurring charges ($5.7 million), including costs related to the closure of a BSG warehouse, and a credit resulting from a litigation settlement ($27.0 million). Selling, general and administrative expenses, as a percentage of net sales, was 33.5% for the fiscal year ended September 30, 2012, compared to 33.2% for the fiscal year ended September 30, 2011 primarily due to the charge from the loss contingency in 2012 and the credit from the litigation settlement in the fiscal year 2011, partially offset by a lower growth rate in selling, general and administrative expenses (excluding the impact of the loss contingency in 2012 and the benefit from the litigation settlement in 2011 mentioned above) compared to the growth rate in net sales described above.

   Depreciation and Amortization

Consolidated depreciation and amortization increased to $64.7 million for the fiscal year ended September 30, 2012, compared to $59.7 million for the fiscal year ended September 30, 2011. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the last 12 months and with capital expenditures made in the fiscal year 2012 (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

   Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Fiscal Year Ended September 30,
	2012	2011	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$429,520	$380,963	$48,557	12.7%
BSG	182,699	164,660	18,039	11.0%

Segment operating profit	612,219	545,623	66,596	12.2%
Unallocated expenses	(96,012)	(81,594)	14,418	17.7%
Share-based compensation expense	(16,852)	(15,560)	1,292	8.3%

Operating earnings	$499,355	$448,469	$50,886	11.3%

Consolidated operating earnings increased by $50.9 million, or 11.3%, to $499.4 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, partially offset by higher unallocated corporate expenses and share-based compensation expense, as more fully discussed below. In addition, for the fiscal year ended September 30, 2012, consolidated operating earnings reflect a $10.2 million charge resulting from a loss contingency. For the fiscal year ended September 30, 2011, consolidated operating earnings reflect a net favorable impact of $21.3 million, including a credit resulting from a litigation settlement ($27.0 million) and certain non-recurring charges ($5.7 million), including costs related to the closure of a BSG warehouse. The credit resulting from the litigation settlement ($27.0 million) is reflected in the BSG segment's results and in unallocated expenses in the amount of $24.7 million and $2.3 million, respectively. Operating earnings, as a percentage of net sales, increased to 14.2% for the fiscal year ended September 30, 2012, compared to 13.7% for the fiscal year ended September 30, 2011. This increase reflects the increase in consolidated gross margin described above, as well as a reduction in consolidated operating expenses (excluding the impact of the loss contingency in 2012 and the benefit from the litigation settlement in 2011 mentioned above) as a percentage of consolidated gross profit. This increase was partially offset by the credit from the litigation settlement in the fiscal year 2011, without a comparable benefit in the fiscal year 2012.

Sally Beauty Supply.    Sally Beauty Supply's segment operating earnings increased by $48.6 million, or 12.7%, to $429.5 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011. The increase in Sally Beauty Supply's operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by higher advertising costs of approximately $7.3 million, higher freight and distribution expenses of $4.0 million and the incremental costs related to approximately 151 net additional company-operated stores (stores opened or acquired during the past 12 months) operating during the fiscal year ended September 30, 2012. In addition, for the fiscal year ended September 30, 2012, Sally Beauty Supply's operating profit reflects a $10.2 million charge resulting from a loss contingency. Segment operating earnings, as a percentage of net sales, increased to 19.5% for the fiscal year ended September 30, 2012, compared to 18.9% for the fiscal year ended September 30, 2011. This increase reflects the increase in the segment's gross margin described above, as well as a reduction in the segment's operating expenses (excluding the charge resulting from the loss contingency) as a percentage of the segment's gross profit.

Beauty Systems Group.    BSG's segment operating earnings increased by $18.0 million, or 11.0%, to $182.7 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011. The increase in BSG's operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by the incremental costs related to approximately 36 net additional company-operated stores (stores opened or acquired during the past 12 months) operating during the fiscal year ended September 30, 2012. In addition, for the fiscal year ended September 30, 2011, BSG's operating earnings reflect a credit resulting from a litigation settlement ($24.7 million), partially offset by certain non-recurring charges ($5.7 million) that include costs related to the closure of a warehouse. Segment operating earnings, as a percentage of net sales, increased to 13.8% for the fiscal year ended September 30, 2012, compared to 13.1% for the fiscal year ended September 30, 2011. This increase reflects the increase in the segment's gross margin described above, as well as a reduction in the segment's operating expenses (excluding the impact of the credit from the litigation settlement in 2011) as a percentage of the segment's gross profit. This increase was partially offset by the credit from the litigation settlement in the fiscal year 2011, without a comparable benefit in the fiscal year 2012.

Unallocated expenses.    Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our operating segments, increased by $14.4 million, or 17.7%, to $96.0 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011. This increase was due to higher employee compensation and compensation-related expenses ($5.2 million), professional fees ($1.9 million), insurance expense ($1.3 million) and other corporate expenses related primarily to on-going upgrades to our information technology systems ($3.7 million). In addition, during the fiscal year ended September 30, 2011, $2.3 million of the benefit from a litigation settlement offset corporate expenses incurred in connection with the litigation, without a comparable benefit in the fiscal year 2012.

Share-based Compensation Expense.    Total compensation cost charged against income for share-based compensation arrangements increased by $1.3 million, to $16.9 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011. This increase was due to the incremental expenses related to, as well as the higher fair value at the grant date of, share-based awards during the fiscal year ended September 30, 2012, compared to share-based awards during the fiscal year ended September 30, 2011, partially offset by the impact of share-based awards that became fully vested during the fiscal year ended September 30, 2012.

   Interest Expense

Interest expense increased by $25.9 million, to $138.4 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011. Interest expense is net of interest income of $0.2 million and $0.3 million for the fiscal year ended September 30, 2012 and 2011, respectively. The increase in interest expense was primarily attributable to losses on extinguishment of debt in the aggregate amount of approximately $37.8 million in connection with our December 2011 redemption of our 9.25% senior notes due 2014 and 10.50% senior subordinated notes due 2016, as well as our May 2012 repayment in full of the borrowings under the senior term loan B. This amount includes a call premium of approximately $24.4 million paid and unamortized deferred financing costs of approximately $13.4 million expensed in connection with such redemption and loan repayment.

This increase was partially offset by the impact of lower expense associated with our new senior notes compared to the expense associated with the senior notes and senior subordinated notes redeemed in December 2011, as well as a lower average outstanding principal balance on our senior term loan B facility until such facility was repaid in May 2012, compared to the average outstanding principal balance in such facility during the fiscal year ended September 30, 2011 (please see Note 15 of the Notes to Consolidated Financial Statements in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report for additional information about the Company's interest rate swaps and "Liquidity and Capital Resources" below for additional information about our credit facilities).

   Provision for Income Taxes

Provision for income taxes was $127.9 million and $122.2 million and the annual effective tax rate was 35.4% and 36.4% for the fiscal years ended September 30, 2012 and 2011, respectively. The lower fiscal year 2012 annual effective tax rate, compared to our historical effective tax rate of approximately 37.0%, was primarily due to tax benefits (approximately $10.3 million) resulting from a limited restructuring, for U.S. income tax purposes, completed in the fiscal year 2012. The lower fiscal year 2011 annual effective tax rate, compared to our historical effective tax rate, was primarily due to tax benefits resulting from certain intercompany transactions that resulted in the release of valuation allowances during the fiscal year 2011.

   Net Earnings

As a result of the foregoing, consolidated net earnings increased by $19.3 million, or 9.0%, to $233.1 million for the fiscal year ended September 30, 2012, compared to $213.7 million for the fiscal year ended September 30, 2011. Net earnings, as a percentage of net sales, were 6.6% for the fiscal year ended September 30, 2012, compared to 6.5% for the fiscal year ended September 30, 2011.

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

Sally Beauty Supply.    Net sales for Sally Beauty Supply increased by $177.8 million, or 9.7%, for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $157.3 million, or 8.6%, and our non-store sales channels (which, after December 2010, include the catalog and internet sales of our Sinelco Group subsidiaries) contributed an increase of approximately $43.6 million, or 2.4%. In addition, sales from businesses acquired in the preceding 12 months contributed approximately $29.4 million, or 1.6%, less to net sales for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. Other sales channels (including sales from stores that have been open for less than 14 months) experienced a minor increase in sales compared to the fiscal year ended September 30, 2010. Net sales for Sally Beauty Supply for the fiscal year ended September 30, 2011, are inclusive of approximately $15.8 million in positive impact from changes in foreign currency exchange rates.

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

Share-based Compensation Expense.    Total compensation cost charged against income for share-based compensation arrangements increased by $2.7 million, to $15.6 million for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. This increase was due to the incremental expenses related to, as well as the higher fair value at the grant date of, share-based awards during the fiscal year ended September 30, 2011, compared to share-based awards during the fiscal year ended September 30, 2010, partially offset by the impact of share-based awards that became fully vested during the fiscal year ended September 30, 2011.

   Interest Expense

Interest expense decreased by $0.5 million, to $112.5 million for the fiscal year ended September 30, 2011, compared to the fiscal year ended September 30, 2010. Interest expense is net of interest income of $0.3 million and $0.2 million for the fiscal year ended September 30, 2011 and 2010, respectively. The decrease in interest expense was primarily attributable to lower outstanding principal balances on our senior term loans ($3.0 million) and to lower interest-rate differential charges incurred in connection with interest rate swaps ($2.3 million), partially offset by unamortized deferred financing costs expensed in the fiscal year 2011 ($2.8 million) in connection with: (a) prepayments of long-term debt and (b) our November 2010 termination of our prior ABL facility. The decrease also reflects non-cash income ($2.4 million) in the fiscal year 2010 of marked-to-market adjustments for certain interest rate swaps which expired in November 2009 with no comparable amount in the fiscal year 2011 (please see Note 15 of the Notes to Consolidated Financial Statements in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report for additional information about the Company's interest rate swaps and "Liquidity and Capital Resources" below for additional information about our credit facilities).

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

Financial Condition

September 30, 2012 Compared to September 30, 2011

Working capital (current assets less current liabilities) increased by $267.4 million to $686.5 million at September 30, 2012, compared to $419.1 million at September 30, 2011. The ratio of current assets to current liabilities was 2.44 to 1.00 at September 30, 2012, compared to 1.91 to 1.00 at September 30, 2011. The increase in working capital reflects an increase of $284.8 million in current assets and an increase of $17.4 million in current liabilities. The increase in current assets as of September 30, 2012, includes an increase in cash and cash equivalents of $176.7 million, an increase of $70.1 million in inventory, an increase of $23.7 million in income taxes receivable and an increase of $8.7 million in accounts receivable, other, as described below. The increase in current liabilities as of September 30, 2012, includes an increase in accrued liabilities of $14.8 million and an increase of $3.6 million in income taxes payable, as described below, partially offset by a decrease of $1.1 million in current maturities of long-term debt.

Cash and cash equivalents increased by $176.7 million to $240.2 million at September 30, 2012, compared to $63.5 million at September 30, 2011 due primarily to proceeds from net issuances of long-term debt (including our September 2012 issuance of $150.0 million aggregate principal amount of the Company's senior notes due 2022) and cash provided by operating activities, partially offset by cash used by investing activities during the fiscal year ended September 30, 2012 (please see "Liquidity and Capital Resources" below). Accounts receivable, other, increased by $8.7 million to $42.3 million at September 30, 2012, compared to $33.5 million at September 30, 2011 due primarily to vendor rebates accrued. Income taxes receivable were $23.7 million at September 30, 2012, compared to zero at September 30, 2011 due primarily to the timing of estimated U.S. federal income tax payments made and to tax benefits (approximately $10.3 million) resulting from a limited restructuring, for U.S. income tax purposes, completed in the fiscal year 2012. Inventory increased by $70.1 million to $735.4 million at September 30, 2012, compared to $665.2 million at September 30, 2011 due primarily to the effect of stores opened and to the inventory of businesses acquired in the preceding 12 months, partially offset by the effect of foreign currency translation adjustments of approximately $5.3 million.

Accrued liabilities increased by $14.8 million to $200.3 million at September 30, 2012, compared to $185.5 million at September 30, 2011, primarily due to the timing of payments of interest on our long-term debt and to the loss contingency obligation of $10.2 million, partially offset by the effect of the expiration, in May 2012, of certain interest rate swaps in a liability position ($6.5 million at September 30, 2011). Income taxes payable increased by $3.6 million to $13.0 million at September 30, 2012, compared to $9.4 million at September 30, 2011 due primarily to the effect of increased earnings and the income taxes payable of businesses acquired, partially offset by estimated income tax payments made in the fiscal year 2012.

Net property and equipment increased by $20.2 million to $202.7 million at September 30, 2012, compared to $182.5 million at September 30, 2011, primarily due to capital expenditures and the property and equipment of businesses acquired, partially offset by the fiscal year 2012 depreciation expense and the effect of foreign currency translation adjustments.

Goodwill increased by $26.5 million to $532.3 million at September 30, 2012, compared to $505.9 million at September 30, 2011, primarily due to goodwill recorded in connection with businesses acquired during the fiscal year 2012 (including the November 2011 acquisition of the Floral Group), partially offset by the effect of foreign currency translation adjustments of approximately $2.1 million.

Intangible assets, excluding goodwill, decreased by $1.2 million to $128.4 million at September 30, 2012, compared to $129.7 million at September 30, 2011, primarily due to amortization expense of $13.7 million recognized in the fiscal year 2012, partially offset by intangible assets of approximately $13.3 million recorded in connection with businesses acquired during the fiscal year 2012 (including the November 2011 acquisition of the Floral Group).

Long-term debt, including current portion, increased by $204.1 million to $1,617.2 million at September 30, 2012, compared to $1,413.1 million at September 30, 2011. This increase was primarily due to our issuance of $750.0 million aggregate principal amount of 6.875% senior notes due 2019 and $850.0 million aggregate principal amount of 5.75% senior notes due 2022. This increase was partially offset by our redemption, in December 2011, of $430.0 million aggregate principal amount of our 9.25% senior notes due 2014 and $275.0 million aggregate principal amount of our 10.50% senior subordinated notes due 2016 and our repayment in full of borrowings (approximately $696.9 million, including repayments of $100.0 million made during the first six months of the fiscal year 2012) under the term loan B facility in the fiscal year 2012. (Please see "Liquidity and Capital Resources" below).

Deferred income tax liabilities, net, increased by $12.6 million to $63.9 million at September 30, 2012, compared to $51.3 million at September 30, 2011 primarily due to the timing of differences between depreciation and amortization included for tax purposes versus depreciation and amortization included in our consolidated statements of earnings.

Total stockholders' deficit decreased by $103.9 million to $115.1 million at September 30, 2012 compared to $219.0 million at September 30, 2011 primarily as a result of net earnings of $233.1 million and a decrease in accumulated other comprehensive loss of $12.0 million, net of income tax, partially offset by a decrease in additional paid-in capital of $141.2 million, as described below.

The decrease in accumulated other comprehensive loss reflects a reduction in deferred losses on hedged interest rate swaps of $3.9 million, net of income tax, and foreign currency translation adjustments of $8.1 million, net of income tax. The decrease in additional paid-in capital reflects our repurchase of 7.6 million shares of the Company's common stock in a private transaction in May 2012 for $200.0 million, partially offset by share-based compensation expense and the impact of exercises of stock options, in the aggregate, of approximately $58.8 million. (Please see "Liquidity and Capital Resources" below).

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

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. As a holding company, we depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with relevant laws, and covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings' ability to pay dividends to us. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. Please see "Risk Factors—Risks Relating to Our Business," and "—Risks Relating to Our Substantial Indebtedness."

We may from time to time repurchase or otherwise retire or refinance our debt (through our subsidiaries or otherwise) and take other steps to reduce or refinance our debt. These actions may include open market repurchases of our notes or other retirements of outstanding debt. The amount of debt that may be repurchased, refinanced or otherwise retired, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of the Company's debt from time to time, the Company's cash position and other considerations.

During the first half of its fiscal year 2012 prior to its repayment and termination, we had made optional prepayments in the aggregate amount of $100.0 million on the senior term loan B facility. In connection with such 2012 prepayments, the Company expensed approximately $0.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company's consolidated statements of earnings.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations, and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance anticipated capital expenditures over the next 12 months.

There can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales and operating improvements will be realized, or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see "Risk Factors" in Item 1A of this Annual Report.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions and interest payments due on our indebtedness. The funds drawn on individual occasions during the fiscal year ended September 30, 2012 have varied in amounts of up to $160.0 million (please see the paragraph that follows), with total amounts outstanding ranging from zero up to $181.5 million. During the fiscal year ended September 30, 2012, the weighted average interest rate on our borrowings under the ABL facility was 3.4%. The amounts drawn are generally paid down with cash provided by our operating activities.

On May 6, 2012, we entered into an agreement pursuant to which we repurchased (and subsequently retired) 7.6 million shares of our common stock from the CDR Investors, in a private transaction, at $26.485 per share. We funded this $200.0 million share repurchase primarily with borrowings in the amount of $160.0 million under our ABL facility and with cash from operations.

On August 27, 2012, we announced that our Board has approved a share repurchase program authorizing us to repurchase up to $300.0 million of our common stock over the next six fiscal quarters (the "Share Repurchase Program") and to enter into pre-arranged stock trading plans for the purpose of repurchasing a limited number of shares of our common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding securities transactions. Repurchases of shares of our common stock are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plans.

As of September 30, 2012, Sally Holdings had $377.8 million available for additional borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit. Availability under the ABL facility is a function of a customary borrowing base of receivables and inventory levels. The ABL facility has a 5-year maturity and pricing levels at market rates.

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

The ABL facility and the indentures governing the senior notes due 2019 and 2022 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2012, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

During the fiscal year 2012, we completed several acquisitions at an aggregate cost of $44.0 million. In general, we funded these acquisitions with cash from operations and borrowings under the ABL facility. For example, in November 2011, we acquired the Floral Group, a distributor of professional beauty products then with 19 stores located in the Netherlands, for approximately €22.8 million (approximately $31.2 million). The acquisition was funded with cash from operations and with borrowings on our ABL facility in the amount of approximately $17.0 million. In addition, during the fiscal year 2012, the Company completed several other individually immaterial acquisitions at an aggregate cost of approximately $12.8 million. Generally, we funded these acquisitions with cash from operations.

Historical Cash Flows

For the fiscal years 2012, 2011 and 2010, our primary source of cash has been funds provided by operating activities and, when necessary, short-term borrowings. The primary uses of cash during the past three years were for repayments of long-term debt, acquisitions and capital expenditures.

The following table shows our sources and uses of funds for the fiscal years ended September 30, 2012, 2011 and 2010 (in thousands):

	Fiscal Year Ended September 30,
	2012	2011	Change	2011	2010	Change
Cash provided by operating activities	$297,582	$291,841	$5,741	$291,841	$217,246	$74,595
Cash used by investing activities	(112,513)	(146,735)	34,222	(146,735)	(85,022)	(61,713)
Cash used by financing activities	(8,682)	(140,049)	131,367	(140,049)	(126,511)	(13,538)
Effect of foreign currency exchange rate changes on cash and cash equivalents	352	(1,070)	1,422	(1,070)	(666)	(404)

Net increase (decrease) in cash and cash equivalents	$176,739	$3,987	$172,752	$3,987	$5,047	$(1,060)

   Cash Provided by Operating Activities

Net cash provided by operating activities during the fiscal year ended September 30, 2012 increased by $5.7 million to $297.6 million compared to $291.8 million during the fiscal year ended September 30, 2011. The increase was primarily due to an improvement of approximately $50.9 million in operating earnings, partially offset by net changes in accounts payable and accrued liabilities of $34.6 million and an increase in excess tax benefits from share-based compensation of $10.7 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011.

Net cash provided by operating activities during the fiscal year ended September 30, 2011 increased by $74.6 million to $291.8 million compared to $217.2 million during the fiscal year ended September 30, 2010. The increase was primarily due to an improvement in earnings of approximately $69.9 million for the fiscal year 2011 (including proceeds from a litigation settlement of $27.0 million), compared to the fiscal year 2010.

   Cash Used by Investing Activities

Net cash used by investing activities during the fiscal year ended September 30, 2012 decreased by $34.2 million to $112.5 million compared to $146.7 million during the fiscal year ended September 30, 2011. This change was primarily due to a decrease of $43.6 million in cash used for acquisitions, net of cash acquired, partially offset by an increase of $9.1 million in capital expenditures, primarily in connection with design and implementation of a standardized enterprise resource planning ("ERP") system in some of our international operations.

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

   Cash Used by Financing Activities

Net cash used by financing activities during the fiscal year ended September 30, 2012 decreased by $131.4 million to $8.7 million compared to $140.0 million during the fiscal year ended September 30, 2011. This change was primarily due to net proceeds of $750.0 million from the issuance of our senior notes due 2019 and $859.3 million from the issuance of our senior notes due 2022 (please see "Credit Facilities" below), and by increases in proceeds from exercises of stock options awarded under our share-based compensation plans of $17.1 million and in excess tax benefits from share-based compensation of $10.7 million. These amounts were partially offset by: (a) cash used to redeem our 9.25% senior notes due 2014 and our 10.50% senior subordinated notes due 2016 in the aggregate amount of $729.4 million (including a call premium paid to redeem such notes of $24.4 million), (b) incremental optional repayments of our senior term loan B facility (including the May 2012 repayment in full of such loan facility) in the aggregate amount of $549.9 million, (c) cash used for our May 2012 repurchase of approximately 7.6 million shares of our common stock from the CDR Investors for $200.0 million, and (d) an increase in debt issuance costs paid of $25.9 million during the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011.

Net cash used by financing activities during the fiscal year ended September 30, 2011 increased by $13.5 million to $140.0 million compared to $126.5 million during the fiscal year ended September 30, 2010. This increase was primarily due to net repayments of debt of $149.3 million during the fiscal year ended September 30, 2011, compared to net repayments of debt of $127.6 million during the fiscal year ended September 30, 2010. This increase also reflects debt issuance costs of $5.4 million incurred and paid during the fiscal year 2011 in connection with the new asset-based senior secured loan facility, and an increase in proceeds from exercises of stock options of $10.1 million in the fiscal year 2011, compared to the fiscal year 2010.

Credit Facilities

   Outstanding Long-Term Debt

In connection with the Separation Transactions, in November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings) incurred $1,850.0 million of indebtedness by: (i) borrowing $70.0 million under a $400.0 million revolving (asset-based lending ("ABL")) credit facility; (ii) entering into two senior term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million; and (iii) issuing 9.25% senior notes due 2014 in an aggregate amount of $430.0 million and 10.50% senior subordinated notes due 2016 in an aggregate amount of $280.0 million. Borrowings under the term loan A facility were paid in full in the fiscal year 2010.

In November 2010, Sally Holdings entered into a new $400 million, five-year, asset-based senior secured loan (or ABL) facility and terminated its prior ABL facility. Availability under the ABL facility is subject to a customary borrowing base comprised of a percentage of our credit card and trade receivables, and of our inventory (minus certain customary reserves). The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. Borrowings under the ABL facility are secured by substantially all of our assets, those of Sally Investment, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries, those of our Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and a pledge of certain intercompany notes. Such borrowings bear interest at Prime plus a margin ranging from 1.25% to 1.75% or LIBOR plus a margin ranging from 2.25% to 2.75%, in each case depending upon the current borrowing availability under the ABL facility. In connection with our termination of the prior ABL facility we expensed approximately $1.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company's consolidated statements of earnings. As of September 30, 2012, we had $377.8 million available for borrowing under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

In November 2011, Sally Holdings and Sally Capital Inc. (collectively, the "Issuers"), both wholly-owned subsidiaries of the Company, the Company and certain of its domestic subsidiaries entered into an agreement pursuant to which the Issuers sold in a private placement $750.0 million aggregate principal amount of the Issuers' 6.875% Senior Notes due 2019 (the "senior notes due 2019"). The senior notes due 2019 bear interest at an annual rate of 6.875% and were issued at par. In connection with the issuance of such notes the Company incurred and capitalized financing costs of approximately $15.2 million. These deferred financing costs are included in other assets on our consolidated balance sheets and are being amortized over the term of the senior notes due 2019 using the effective interest method. In June 2012, the Company exchanged the senior notes due 2019 for notes that are registered pursuant to a registration statement, which was effective May 2012, and are otherwise identical to the senior notes due 2019.

In December 2011, the Issuers used the net proceeds from the issuance of the senior notes due 2019: (i) to redeem the entire $430.0 million aggregate principal amount outstanding of the Issuers' 9.25% senior notes due 2014, (ii) to redeem the entire $275.0 million aggregate principal amount outstanding of the Issuers' 10.50% senior subordinated notes due 2016 (together with the senior notes due 2014, the "Old Notes"), pursuant to the terms of the indentures governing the Old Notes, and (iii) to pay all accrued and unpaid interest on the Old Notes, and fees and expenses incurred in connection with issuance of the senior notes due 2019 and redemption of the Old Notes. In connection with our redemption of the Old Notes we recorded a charge to earnings in the amount of approximately $34.6 million, including approximately $24.4 million in call premiums paid and approximately $10.2 million in unamortized deferred financing costs expensed. This amount is included in interest expense in the Company's consolidated statements of earnings.

In May 2012, the Issuers, the Company and certain of its domestic subsidiaries entered into an agreement pursuant to which the Issuers sold in an underwritten public offering $700.0 million aggregate principal amount of the Issuers' 5.75% Senior Notes due 2022 (the "senior notes due 2022"). The senior notes due 2022 bear interest at an annual rate of 5.75% and were issued at par. Interest on the senior notes due 2019 and 2022 is payable semi-annually, during the Company's first and third fiscal quarters.

Sally Holdings used the net proceeds from the offering: (i) to pay in full the aggregate principal amount then outstanding (approximately $596.9 million) under its senior term loan B facility due 2013, plus accrued and unpaid interest thereon, (ii) to pay approximately $90.0 million of the borrowings outstanding under the ABL facility, and (iii) to pay fees and expenses incurred in connection with the offering. In connection with the payment of the senior term loan B facility, we expensed approximately $3.2 million in unamortized deferred financing costs. This amount is included in interest expense in the Company's consolidated statements of earnings.

In September 2012, the Issuers sold an additional $150.0 million aggregate principal amount of the senior notes due 2022. The proceeds from this issuance are intended for general corporate purposes. The senior notes due 2022 in this subsequent offering were issued at a premium to their par value, are fully fungible with the senior notes due 2022 issued in May 2012 and bear interest at the same rate.

In connection with the issuances of the senior notes due 2022, during the fiscal year ended September 30, 2012 the Company incurred and capitalized financing costs of approximately $16.0 million. This amount is included in other assets on our consolidated balance sheets and is being amortized over the term of the senior notes due 2022 using the effective interest method.

Details of long-term debt (excluding capitalized leases) as of September 30, 2012 are as follows (dollars in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$—	Nov. 2015	(i) Prime plus (1.25% to 1.75%) or;
			(ii) LIBOR(a) plus (2.25% to 2.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022(b)	859,308	June 2022	5.750%(b)
Other(c)	2,407	2012-2015	4.05% to 5.79%

Total	$1,611,715

(a)
London Interbank Offered Rate ("LIBOR").
(b)
Includes unamortized premium of $9.3 million related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.
(c)
Represents pre-acquisition debt of Pro-Duo NV and Sinelco.

   Long-Term Debt Covenants

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business. These restrictions and limitations relate to:

• Incurrence of additional indebtedness	• Granting of liens on assets
• Repurchases and redemptions of capital stock and the payment of dividends	• Making of investments, including joint ventures
• Making of certain debt prepayments	• Making of acquisitions
• Mergers or consolidations	• Disposition of assets

Borrowings under the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries, those of our Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and a pledge of certain intercompany notes. The senior notes due 2019 and 2022 are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019 and 2022 is payable semi-annually, during the Company's first and third fiscal quarters.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company's Secured Leverage Ratio exceeds 4.0 to 1.0. At September 30, 2012, the Company's Secured Leverage Ratio was approximately 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA, as defined in the ABL facility.

The ABL facility is pre-payable, and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium.

The indentures governing the senior notes due 2019 and 2022 contain terms which restrict the ability of Sally Beauty's subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 ("Incurrence Test"). At September 30, 2012, the Company's Consolidated Coverage Ratio was approximately 6.4 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense, as defined in the indentures, for such period.

The indentures governing the senior notes due 2019 and 2022 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a "Restricted Payment" or "Restricted Payments") to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (a) 50% of Sally Holdings' and its subsidiaries' cumulative consolidated net earnings since July 1, 2006, plus (b) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (c) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (d) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At September 30, 2012, the Company's Consolidated Total Leverage Ratio was approximately 2.5 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. However, in June 2012, the Company, Sally Holdings and the other parties to the ABL facility entered into an amendment (hereafter, "the Amendment") to the ABL facility which, among other things, relaxed the restrictions regarding the making of Restricted Payments. Under the ABL facility, as amended, Sally Holdings may make Restricted Payments if availability under the ABL facility exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, the same borrowing availability must be maintained and the Consolidated Fixed Charge Coverage Ratio (as defined in the ABL facility) must equal or exceed 1.2 to 1.0 (up from 1.1 to 1.0 prior to the Amendment). Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the ABL facility, minus certain unfinanced capital expenditures and tax payments to (ii) fixed charges, as specified in the ABL facility. However, pursuant to the Amendment, the calculation of the Consolidated Fixed Charge Coverage Ratio now excludes from fixed charges any Restricted Payments. Further, the Amendment increased the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy to 1.1 to 1.0 (from 1.0 to 1.0) during any period that availability under the ABL facility is less than the greater of $40.0 million or 15% of the borrowing base. As of September 30, 2012, the Consolidated Fixed Charge Coverage Ratio was approximately 3.5 to 1.0.

When used in this Annual Report, the phrase "Consolidated EBITDA" is intended to have the meaning ascribed to such phrase in the ABL facility or the indentures governing the senior notes due 2019 and 2022, as appropriate. EBITDA is not a recognized measurement under accounting principles generally accepted in the United States of America ("GAAP") and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

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

Capital Requirements

During the fiscal year 2012, we had total capital expenditures of approximately $69.1 million which were primarily to fund the addition of new stores; the remodel, expansion or relocation of existing stores in the ordinary course of our business; and corporate projects. For the fiscal year 2013, we anticipate capital expenditures in the range of approximately $85.0 million to $90.0 million, excluding acquisitions. Capital expenditures will be primarily for the addition of new stores; the remodel, expansion or relocation of existing stores in the ordinary course of our business; and corporate projects.

Contractual Obligations

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2012 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest obligations(a)	$102,407	$203,719	$202,441	$1,938,614	$2,447,181
Obligations under operating leases(b)	147,791	215,367	112,898	57,016	533,072
Purchase obligations(c)	22,900	28,553	25,058	23,066	99,577
Other long-term obligations(d)(e)	8,670	10,337	5,272	8,623	32,902

Total	$281,768	$457,976	$345,669	$2,027,319	$3,112,732

(a)
Long-term debt includes capital leases and future interest payments on debt facilities, based upon outstanding principal amounts and interest rates as of September 30, 2012.

(b)
In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets. The amounts reported for operating leases do not include common area maintenance (CAM), property taxes or other executory costs. Please see Note 13 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report for additional information about the Company's operating leases. The amounts reported above, do not include obligations of the Company's franchisees under operating leases of approximately $0.5 million for which the Company is contingently liable in the event of payment default by the franchisee.

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

(e)
The table above does not include $7.9 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

The table above excludes amounts included in current liabilities (other than the current portion of long-term debt) as these items will be paid within one year.

Our assumptions with respect to the interest rates applicable to the ABL facility are subject to changes that may be material. In addition, other future events could cause actual payments to differ materially from these amounts.

The majority of our operating leases are for Sally Beauty Supply and BSG stores, which typically are located in strip shopping centers. The use of operating leases allows us to expand our business to new locations without making significant up-front cash outlays for the purchase of land and buildings.

Off-Balance Sheet Financing Arrangements

At September 30, 2012 and 2011, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs, which totaled $22.2 million and $16.0 million, respectively.

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

Our critical accounting estimates include but are not limited to the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, assessment of long-lived assets and intangible assets for impairment and share-based payments.

Valuation of Inventory

Inventory is stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or market (net realizable value). When necessary, the Company adjusts the carrying value of inventory to the lower of cost or market, including disposal costs, and for estimated inventory shrinkage. Estimates of the future demand for the Company's products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in stock keeping units ("SKUs") are some of the key factors used by management in assessing the net realizable value of inventory. We estimate inventory shrinkage between physical counts based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of products sold and distribution expenses. Inventory shrinkage expense averaged approximately 1.0% of consolidated net sales in fiscal years 2012, 2011 and 2010. A 10% increase or decrease in our estimate of inventory shrinkage at September 30, 2012, would impact net earnings by approximately $1.7 million, net of income tax.

Vendor Rebates and Concessions

The Company deems a cash consideration received from a supplier to be a reduction of the cost of products sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendor's products. The majority of cash consideration received by the Company is considered to be a reduction of the cost of the related products and is reflected in cost of products sold and distribution expenses in our consolidated statements of earnings as the related products are sold. Any portion of such cash consideration received that is attributable to inventory on hand is reflected as a reduction of inventory. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the consolidated statements of earnings. We record cash consideration expected to be received from vendors in other receivables at the amount we believe will be collected. These receivables could be significantly affected if the actual amounts subsequently collected differ from management's expectations. A 10% increase or decrease in these receivables at September 30, 2012, would impact net earnings by approximately $2.1 million, net of income tax.

Retention of Risk

   Employee Health Insurance Liability

We maintain a largely self-funded program for healthcare benefits for employees who meet certain eligibility requirements. We cover the majority of expenses associated with these benefits, other than payroll deductions and out-of pocket expenses paid by the employees. Payments for healthcare benefits below specified amounts (currently $350,000 per individual per year) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in claims incurred but not yet reported, and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2012 and 2011, we accrued an estimated liability relating to employee health insurance of $5.6 million and $6.3 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs of our employee healthcare benefits. Estimates of medical costs and trends in claims are some of the key factors used by our management in determining our employee health insurance liability. This liability could be significantly affected if actual results differ from management's expectations. A 10% increase or decrease in our employee health insurance liability at September 30, 2012 would impact net earnings by approximately $0.4 million, net of income tax.

   Workers' Compensation Liability, General Liability, and Automobile and Property Liability

We maintain a large deductible insurance plan for workers' compensation liability, general liability and automobile and property liability loss exposures. We base our estimates of the ultimate liability on an actuarial analysis performed by an independent third-party actuary. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2012 and 2011, our balance sheet included an estimated liability related to the deductible and retention limits of approximately $28.2 million and $26.2 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our workers' compensation, general liability, and automobile and property liability insurance coverage. Changes in estimates occur over time due to such factors as claims incidence and severity of injury or damages. Our liabilities could be significantly affected if actual results differ from management's expectations or actuarial analyses. A 10% increase or decrease in our workers' compensation liability, general liability, and automobile and property liability at September 30, 2012 would impact net earnings by approximately $1.8 million, net of income tax.

The change in the self-insurance liability was as follows (in thousands):

	Fiscal Year Ended September 30,
	2012	2011
Balance at beginning of period	$34,088	$30,286
Self-insurance expense	65,154	64,001
Self-insurance liability of businesses acquired	—	532
Payments, net of employee contributions	(64,297)	(60,731)

Balance at end of period	$34,945	$34,088

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

For the fiscal years ended September 30, 2012, 2011 and 2010, the effective income tax rates were 35.4%, 36.4% and 36.9%, respectively. The lower fiscal year 2012 annual effective tax rate, compared to our historical effective tax rate of approximately 37.0%, was primarily due to tax benefits (approximately $10.3 million) resulting from a limited restructuring, for U.S. income tax purposes, completed in the fiscal year 2012. The lower fiscal year 2011 annual effective tax rate, compared to our historical effective tax rate, was primarily due to tax benefits resulting from certain intercompany transactions that resulted in the release of valuation allowances during the fiscal year 2011.

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

Assessment of Long-Lived Assets and Intangible Assets for Impairment

Long-lived assets, such as property and equipment, including store equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The recoverability of long-lived assets and intangible assets subject to amortization is assessed by comparing the net carrying amount of each asset to its total estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the sum of its undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

As permitted, the Company adopted the provisions of Accounting Standards Update ("ASU") No. 2011-08 in connection with its goodwill impairment test during the second quarter of the fiscal year 2012. This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test otherwise required under ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350"). In effect, the amendment eliminates the need to calculate the fair value of a reporting unit in connection with the goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount, including goodwill.

Based on the reviews performed by the Company, after taking into account the economic downturn experienced during the past several years in certain geographic areas in which we operate, there were no material asset impairments recognized in the current or prior fiscal years presented.

Share-Based Payments

We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. For fiscal years 2012, 2011 and 2010, total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements was $16.9 million, $15.6 million and $12.8 million, respectively.

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical exercise trends. The expected volatility used for awards made during the fiscal year ended September 30, 2012, reflects the average volatility for the Company's common stock. For awards made prior to the fiscal year 2012, the expected volatility used was derived using the average volatility of both the Company and similar companies (based on industry sector) since it was not practicable to estimate the Company's expected volatility on a stand-alone basis due to a lack of sufficient trading history. The risk-free interest rate is based on the five-year zero-coupon U.S. Treasury issue at the date of the grant for the expected life of the stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record periodic stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use our historical forfeiture experience as a basis for this estimate. Actual forfeitures could differ from these estimates and could significantly affect the amount and timing of the recognition of stock option expense. We have based all these estimates on our assumptions as of September 30, 2012. Our estimates for future periods may be based on different assumptions and accordingly may differ.

We believe that our share-based compensation expense is based on reasonable estimates and assumptions. However, if actual results are not consistent with our estimate or assumptions, we may be exposed to changes in share-based compensation expense that could be material. A 10% change in our share-based compensation expense for the year ended September 30, 2012 would affect earnings by approximately $1.1 million, net of income tax.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board ("FASB") issued ASU No. 2010-28 which amended ASC 350. This amendment modified the goodwill impairment test for reporting units with a zero or negative carrying amount, by requiring that Step 2 of the goodwill impairment test be performed for such reporting units if it is more likely than not that an impairment of goodwill exists. The Company adopted this amendment during the first quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29 which amended ASC Topic 805, Business Combinations. This amendment requires that a public company that enters into business combinations that are material on an individual or aggregate basis disclose certain pro-forma information for the current and the immediately preceding fiscal year. This amendment also expands the supplemental pro-forma disclosures to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to such business combination or business combinations. The Company adopted this amendment during the first quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04 which amended ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). This amendment changed the title of ASC 820 to "Fair Value Measurement" and adopted fair value measurement and disclosure guidance that is generally consistent with the corresponding International Financial Reporting Standards ("IFRS") guidance. More specifically, this amendment changed certain requirements for measuring fair value or for disclosing information about fair value measurements or, alternatively, clarified the FASB's intent about the application of existing fair value measurement and disclosure guidance. The Company adopted this amendment during the second quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08 which further amended ASC 350. This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of a reporting unit in connection with the goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount, including goodwill. As permitted, the Company adopted this amendment during the second quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the following pronouncement on our consolidated financial statements:

In June 2011, the FASB issued ASU No. 2011-05 which amended ASC Topic 220, Comprehensive Income ("ASC 220"). This amendment, which must be applied retrospectively, will allow an entity the option to present the components of net income, as well as total comprehensive income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate consecutive statements. This amendment also eliminates the option to present the components of other comprehensive income in the statement of stockholders' equity but does not change the items that must be reported. In addition, in December 2011, the FASB issued ASU No. 2011-12 which further amended ASC 220. More specifically, this amendment provided for deferral, until further action by the FASB, of the effective date for changes to the presentation of reclassifications of items out of accumulated other comprehensive income required by ASU No. 2011-05. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is permitted.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which further amended ASC 350. This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative impairment test for indefinite-lived intangible assets otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of an indefinite-lived intangible asset in connection with the impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. This amendment is effective for fiscal years beginning after September 15, 2012. Early application is permitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and credit risk. We may consider a variety of practices in the ordinary course of business to manage these market risks, including, when deemed appropriate, the use of derivative financial instruments.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. For each of the fiscal years 2012, 2011 and 2010, approximately 18% of our consolidated net sales were made in currencies other than the U.S. dollar. Consolidated net sales for the fiscal year ended September 30, 2012, are inclusive of approximately $26.3 million in negative impact from changes in foreign currency exchange rates and other comprehensive income reflects $8.1 million in foreign currency translation adjustments, net of tax. For the fiscal years 2012, 2011 and 2010, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure, would have impacted our consolidated net sales by approximately 1.8% in the fiscal year 2012, and would have impacted our consolidated net assets by approximately 2.4% at September 30, 2012.

The Company uses foreign exchange contracts including, at September 30, 2012, foreign currency forwards with an aggregate notional amount of $12.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries' purchases of merchandise from third-party suppliers. Sinelco's functional currency is the Euro. These foreign currency forwards enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.2772, are with a single counterparty and expire ratably through September 2013.

The Company also uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2011, we hold: (a) a foreign currency forward which enables us to sell approximately €19.2 million ($24.7 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 1.2859, (b) a foreign currency forward which enables us to sell approximately $2.0 million Canadian dollars ($2.0 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 0.98425, (c) a foreign currency forward which enables us to buy approximately $5.3 million Canadian dollars ($5.4 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 0.98345, (d) a foreign currency forward which enables us to sell approximately 11.6 million Mexican pesos ($0.9 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 12.9048 and (e) a foreign currency forward which enables us to buy approximately £1.8 million ($2.9 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 1.6196. All foreign currency forwards held by the

Company at September 30, 2012 are with a single counterparty other than the counterparty on the forwards discussed in the preceding paragraph and expire on or before December 31, 2012.

The Company's foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the fiscal years ended September 30, 2012, 2011 and 2010, selling, general and administrative expenses reflect net gains of $2.0 million, $0.2 million and $0.2 million, respectively, including marked-to-market adjustments, in connection with all of the Company's foreign currency derivatives.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At September 30, 2012, there were no borrowings outstanding under our ABL facility outstanding and the Company held no such derivatives instruments. We do not purchase or hold any derivative instruments for speculative or trading purposes.

In May 2008, we entered into certain interest rate swap agreements with an aggregate notional amount of $300 million in connection with our variable interest rate obligation under the senior term loan B facility (until our May 2012 repayment of such loan). These agreements enabled us to convert a portion of our variable interest rate obligations to fixed rate obligations and were designated and qualified as effective cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging. Accordingly, changes in the fair value of these derivative instruments were recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income ("OCI") until the swap agreements expired, in May 2012.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see "Index to Financial Statements" which is located on page 89 of this Annual Report.

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

Conclusions regarding Disclosure Controls.    Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2012, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management has concluded that, as of September 30, 2012 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Report of Independent Registered Public Accounting Firm.    Please refer to KPMG's Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 89 of this Annual Report.

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

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Successful Exit of CDR Investors and Corporate Governance Matters

In connection with the Separation Transactions, the CDR Investors invested an aggregate of $575.0 million in cash equity in us in exchange for approximately acquired 48% of our common stock on an undiluted basis. In connection with this initial investment, the CDR Investors entered into a stockholders agreement with us (the "Stockholders Agreement") that granted them certain director nomination and other governance rights. Our By-Laws were also amended at that time to provide the CDR Investors with similar governance rights as those contained in the Stockholders Agreement.

As previously discussed, the CDR Investors sold all of their shares of our common stock during the fiscal year ended September 30, 2012 through a series of underwritten public offerings and a share repurchase. As a result of the successful exit of the CDR Investors' investment in the Corporation, the nomination and other governance rights of the CDR Investors under the Stockholders Agreement terminated; and James G. Berges, Kenneth A. Giuriceo and Richard J. Schnall, the CDR Investors' representatives on the Board, retired from the Board. Mr. Berges served as the Chairman of the Board prior to his retirement from the Board.

In connection with the CDR Investors' successful exit of their investment in us, our Board amended our By-Laws to remove all nomination and other governance rights in favor of the CDR Investors and to reduce the size of the Board to nine members. On September 19, 2012, the Board appointed Christian A. Brickman to fill the one vacancy on the Board resulting from the retirement of Messrs. Berges, Giuriceo and Schnall and the subsequent reduction in the size of the Board. Mr. Brickman, is President of Kimberly-Clark International and in that capacity leads the company's international consumer business in all operations outside of North America and Western Europe.

Our Board also appointed Gary G. Winterhalter to replace Mr. Berges as the Chairman of the Board and Robert McMaster, chair of the Board's Audit Committee, to the newly created position of Lead Independent Director of the Board. Among his many responsibilities as Lead Independent Director, Mr. McMaster will coordinate the activities of the independent directors, chair executive sessions of the independent and non-management directors and coordinate with the Chairman of the Board to set the agenda for Board meetings.

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2013 Annual Meeting of Stockholders under the headings "Proposal 1—Election of Directors," "Executive Officers of the Registrant," "Information Regarding Corporate Governance, the Board, and Its Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Report of the Audit Committee."

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2013 Annual Meeting of Stockholders under the headings "Information on the Compensation of Directors," "Compensation Discussion and Analysis,"

"Compensation Committee Report," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2013 Annual Meeting of Stockholders under the heading "Ownership of Securities."

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of September 30, 2012, about our common stock that may be issued under all of our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders	12,507,424	$10.45	11,437,265
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	12,507,424	$10.45	11,437,265

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2013 Annual Meeting of Stockholders under the headings "Information Regarding Corporate Governance, the Board, and Its Committees," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2013 Annual Meeting of Stockholders under the heading "Proposal 2—Ratification of Selection of Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a)   Financial Statements and Financial Statement Schedules

Please see "Index to Financial Statements" which is located on page 89 of this Annual Report.

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

3.1	Second Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 27, 2012, which is incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 27, 2012
3.2
Forth Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated August 27, 2012, which is incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 27, 2012
4.1
Stockholders Agreement, dated as of November 16, 2006, by and among the Company, CDRS Acquisition LLC, CD&R Parallel Fund VII, L.P. and the other stockholders party thereto, which is incorporated herein by reference from Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 22, 2006
4.2
First Amendment to the Stockholders Agreement, dated as of December 13, 2006, between the Company and CDRS Acquisition LLC and Carol L. Bernick, as representative of the other stockholders, which is incorporated herein by reference from Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on December 22, 2006
4.3
Assumption Agreement, dated as of December 20, 2011 made by Sally Beauty Holdings, Inc. in favor of Merrill Lynch Capital Corporation, as collateral agent and as administrative agent, which is incorporated herein by reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012†
4.4
Credit Agreement dated as of November 12, 2010 among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as domestic borrowers, Beauty Systems Group (Canada), Inc., as Canadian borrower, SBH Finance B.V., as foreign borrower, the guarantors from time to time party hereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, the other lenders party hereto, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Capital Finance, LLC, as syndication agent, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint book managers, which is incorporated herein by reference from Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q filed on February 3, 2011
4.5
Amendment No. 1 dated June 8, 2012, to that certain Credit Agreement dated as of November 12, 2010 among the Borrowers, the Guarantors, the Administrative Agent, the Collateral Agent, the Canadian Agent and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 14, 2012
4.6
Security Agreement by Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as the domestic borrowers and the other domestic borrowers and domestic guarantors party hereto from time to time and Bank of America, N.A. as collateral agent dated as of November 12, 2010, which is incorporated herein by reference from Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q filed on February 3, 2011
4.7
Security Agreement by Beauty Systems Group (Canada), Inc., as the Canadian borrower and Bank of America, N.A., (acting through its Canada branch), as Canadian agent dated as of November 12, 2010, which is incorporated herein by reference from Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q filed on February 3, 2011

4.8	Joinder to Loan Documents, dated as of December 20, 2011, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012†
4.9
Indenture, dated as of November 8, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 9, 2011
4.10
First Supplemental Indenture, dated as of December 20, 2011, among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC, Sally Holdings LLC, Sally Capital Inc., each existing Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012
4.11
Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc. and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 18, 2012
4.12
Supplemental Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit hereto), which is incorporated herein by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 18, 2012
10.1
Tax Allocation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
10.2
First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.2 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
10.3
Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.01 to the Company's Current Report on Form 8-K filed on October 30, 2006
10.4
Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, which is incorporated herein by reference from Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007

10.5	Alberto-Culver Company 2003 Restricted Stock Plan, which is incorporated herein by reference from Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-144427) of Sally Holdings LLC and Sally Capital Inc. filed on July 9, 2007
10.6	Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 3, 2007
10.7
Form of Stock Option Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.8
2007 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 27, 2007
10.9
2007 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.10
2007 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.11
2009 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on November 20, 2008
10.12
2009 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on November 20, 2008
10.13
2009 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on November 20, 2008
10.14
Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007
10.15
Form of Option Exercise Period Extension Agreement for Retired Executives, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2009
10.16
Amendment and Restated Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on November 19, 2009

10.17	2010 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.18
2010 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.19
2010 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.20
2010 Form of Stock Option Agreement for Employees pursuant to the Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.21
Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.22
Amended and Restated Letter Agreement between Clayton, Dubilier & Rice, LLC ("CD&R") and the Company with respect to the provision of services by CD&R to the Company's Board of Directors dated as of February 24, 2010, which is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2010
10.23
2011 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K filed on November 18, 2010
10.24
2011 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K filed on November 18, 2010
10.25	2011 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan*
10.26
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
10.27	Form of Sally Beauty Holdings, Inc. 2012 Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K filed on November 16, 2011

10.28	Release and Separation Agreement between Bennie Lowery and the Corporation dated as of January 3, 2012, which is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed February 2, 2012
10.29
Form of Option Exercise Period Extension and Restricted Stock Vesting Extension Agreement, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed February 2, 2012
10.30
Consulting Agreement between Diversely Specialized, Inc. and the Corporation dated as of January 3, 2012, which is incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed February 2, 2012
10.31
Stock Repurchase Agreement, dated as of May 6, 2012 by and among the Company, CDRS Acquisition LLC and CD&R Parallel Fund VII, L.P, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 10, 2012
10.32
Sally Beauty Holdings, Inc. Amended and Restated Independent Directors Compensation Policy, which is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 2, 2012
10.33
Amended and Restated Termination Agreement with Gary G. Winterhalter and the Company dated as of November 5, 2012, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 5, 2012
10.34
Amended and Restated Severance Agreement between Gary G. Winterhalter and the Company dated as of November 5, 2012, which is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 5, 2012
10.35
Form of Amended and Restated Severance Agreement between each Mark L. Flaherty, John R. Golliher and Michael R. Spinozzi and the Company dated as of November 5, 2012, which is incorporated herein by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 5, 2012
10.36
Severance Agreement between Matthew Haltom and the Company dated as of November 5, 2012, which is incorporated herein by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 5, 2012
10.37	2012 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan.*
10.38	Amended and Restated Sally Beauty Holdings, Inc. Annual Incentive Plan*
10.39	Amended and Restated Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan*
21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*
23.1	Consent of KPMG*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*
32.1	Section 1350 Certification of Gary G. Winterhalter*
32.2	Section 1350 Certification of Mark J. Flaherty*

101	Pursuant to Rule 406T of Regulation S-T, the following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.
*
Included herewith

†
Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November, 2012.

SALLY BEAUTY HOLDINGS, INC.
By:	/s/ GARY G. WINTERHALTER Gary G. Winterhalter Chairman of the Board, President, Chief Executive Officer and Director
By:	/s/ MARK J. FLAHERTY Mark J. Flaherty Senior Vice President and Chief Financial Officer
By:	/s/ JANNA S. MINTON Janna S. Minton Vice President, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY G. WINTERHALTER Gary G. Winterhalter	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	November 15, 2012
/s/ MARK J. FLAHERTY Mark J. Flaherty	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 15, 2012
/s/ JANNA S. MINTON Janna S. Minton	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	November 15, 2012
/s/ ROBERT R. MCMASTER Robert R. McMaster	Lead Independent Director	November 15, 2012
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Director	November 15, 2012
/s/ CHRISTIAN A. BRICKMAN Christian A. Brickman	Director	November 15, 2012
/s/ MARSHALL E. EISENBERG Marshall E. Eisenberg	Director	November 15, 2012
/s/ WALTER L. METCALFE JR. Walter L. Metcalfe Jr.	Director	November 15, 2012
/s/ JOHN A. MILLER John A. Miller	Director	November 15, 2012
/s/ MARTHA J. MILLER Martha J. Miller	Director	November 15, 2012
/s/ EDWARD W. RABIN Edward W. Rabin	Director	November 15, 2012

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements
Years ended September 30, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited Sally Beauty Holdings, Inc.'s (the Company) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sally Beauty Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of earnings, cash flows and stockholders' equity (deficit) for each of the years in the three-year period ended September 30, 2012, and our report dated November 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. (the Company) and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of earnings, cash flows, and stockholders' equity (deficit) for each of the years in the three-year period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sally Beauty Holdings, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 14, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 14, 2012

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2012 and 2011
(In thousands, except par value data)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$240,220	$63,481
Trade accounts receivable, net	59,496	61,996
Accounts receivable, other	42,260	33,530
Income taxes receivable	23,734	—
Inventory	735,356	665,246
Prepaid expenses	29,376	26,360
Deferred income tax assets, net	33,465	28,535

Total current assets	1,163,907	879,148
Property and equipment, net	202,661	182,489
Goodwill	532,331	505,873
Intangible assets, excluding goodwill, net	128,437	129,658
Other assets	38,464	31,432

Total assets	$2,065,800	$1,728,600

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$1,908	$3,004
Accounts payable	262,209	262,114
Accrued liabilities	200,267	185,509
Income taxes payable	13,004	9,379

Total current liabilities	477,388	460,006
Long-term debt	1,615,322	1,410,111
Other liabilities	24,232	26,154
Deferred income tax liabilities, net	63,943	51,311

Total liabilities	2,180,885	1,947,582
Stockholders' deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 180,548 and 184,502 shares issued and 180,241 and 184,057 shares outstanding at September 30, 2012 and 2011, respectively	1,802	1,841
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	540,007	681,256
Accumulated deficit	(646,241)	(879,305)
Treasury stock, 15 shares, at cost	—	(103)
Accumulated other comprehensive loss, net of tax	(10,653)	(22,671)

Total stockholders' deficit	(115,085)	(218,982)

Total liabilities and stockholders' deficit	$2,065,800	$1,728,600

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Fiscal Years ended September 30, 2012, 2011 and 2010
(In thousands, except per share data)

	2012	2011	2010
Net sales	$3,523,644	$3,269,131	$2,916,090
Cost of products sold and distribution expenses	1,780,385	1,674,526	1,511,716

Gross profit	1,743,259	1,594,605	1,404,374
Selling, general and administrative expenses	1,179,206	1,086,414	1,012,321
Depreciation and amortization	64,698	59,722	51,123

Operating earnings	499,355	448,469	340,930
Interest expense	138,412	112,530	112,982

Earnings before provision for income taxes	360,943	335,939	227,948
Provision for income taxes	127,879	122,214	84,120

Net earnings	$233,064	$213,725	$143,828

Basic earnings per share	$1.27	$1.17	$0.79

Diluted earnings per share	$1.24	$1.14	$0.78

Weighted average shares:
Basic	183,420	183,020	181,985

Diluted	188,610	188,093	184,088

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years ended September 30, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Cash Flows from Operating Activities:
Net earnings	$233,064	$213,725	$143,828
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64,698	59,722	51,123
Share-based compensation expense	16,852	15,560	12,818
Amortization of deferred financing costs	5,202	6,846	7,775
Excess tax benefit from share-based compensation	(14,390)	(3,712)	(248)
Net loss (gain) on disposal of property and equipment	89	327	(41)
Loss on extinguishment of debt	38,376	2,765	985
Deferred income taxes	2,388	459	(662)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	4,288	(4,163)	(17)
Accounts receivable, other	(8,018)	(3,971)	(4,520)
Income taxes receivable	(23,734)	—	—
Inventory	(55,815)	(47,930)	(34,247)
Prepaid expenses	(2,559)	(3,262)	(4,369)
Other assets	5,176	2,145	3,565
Accounts payable and accrued liabilities	16,725	51,332	37,443
Income taxes payable	17,254	1,041	7,020
Other liabilities	(2,014)	957	(3,207)

Net cash provided by operating activities	297,582	291,841	217,246

Cash Flows from Investing Activities:
Capital expenditures	(69,086)	(59,955)	(48,702)
Proceeds from sales of property and equipment	108	384	143
Acquisitions, net of cash acquired	(43,535)	(87,164)	(36,463)

Net cash used by investing activities	(112,513)	(146,735)	(85,022)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	2,101,489	428,605	334,000
Repayments of long-term debt	(1,921,284)	(577,911)	(461,567)
Repurchases of common stock	(200,000)	—	(70)
Debt issuance costs	(31,297)	(5,397)	—
Proceeds from exercises of stock options	28,020	10,942	878
Excess tax benefit from share-based compensation	14,390	3,712	248

Net cash used by financing activities	(8,682)	(140,049)	(126,511)

Effect of foreign currency exchange rate changes on cash and cash equivalents	352	(1,070)	(666)

Net increase in cash and cash equivalents	176,739	3,987	5,047
Cash and cash equivalents, beginning of year	63,481	59,494	54,447

Cash and cash equivalents, end of year	$240,220	$63,481	$59,494

Supplemental Cash Flow Information:
Interest paid(a)	$110,005	$102,059	$108,733
Income taxes paid	$135,591	$123,749	$83,528
(a)
For the fiscal year ended September 30, 2012, interest paid includes $24.4 million in call premiums paid upon the redemption of certain notes.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Fiscal Years ended September 30, 2012, 2011 and 2010
(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders' Deficit
	Shares	Amount
Balance at September 30, 2009	181,858	$1,819	$635,519	$(1,236,858)	$(33)	$(15,898)	$(615,451)

Net earnings	—	—	—	143,828	—	—	143,828
Deferred losses on interest rate swaps, net of income taxes of $64	—	—	—	—	—	(101)	(101)
Foreign currency translation	—	—	—	—	—	(4,277)	(4,277)

Total comprehensive income							139,450
Stock options subject to redemption	—	—	854	—	—	—	854
Share-based compensation	88	1	12,817	—	—	—	12,818
Repurchases of common stock	—	—	—	—	(70)	—	(70)
Stock issued for stock options	284	2	1,125	—	—	—	1,127

Balance at September 30, 2010	182,230	1,822	650,315	(1,093,030)	(103)	(20,276)	(461,272)

Net earnings	—	—	—	213,725	—	—	213,725
Deferred gains on interest rate swaps, net of income taxes of $3,523	—	—	—	—	—	5,557	5,557
Foreign currency translation	—	—	—	—	—	(7,952)	(7,952)

Total comprehensive income							211,330
Stock options subject to redemption	—	—	946	—	—	—	946
Share-based compensation	96	1	15,559	—	—	—	15,560
Stock issued for stock options	1,731	18	14,436	—	—	—	14,454

Balance at September 30, 2011	184,057	1,841	681,256	(879,305)	(103)	(22,671)	(218,982)

Net earnings	—	—	—	233,064	—	—	233,064
Realized gains on interest rate swaps, net of income taxes of $2,503	—	—	—	—	—	3,947	3,947
Foreign currency translation, net of income taxes of $201	—	—	—	—	—	8,071	8,071

Total comprehensive income							245,082
Repurchase and cancellations of common stock	(7,567)	(76)	(200,027)	—	103	—	(200,000)
Share-based compensation	126	1	16,851	—	—	—	16,852
Stock issued for stock options	3,625	36	41,927	—	—	—	41,963

Balance at September 30, 2012	180,241	$1,802	$540,007	$(646,241)	$—	$(10,653)	$(115,085)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2012, 2011 and 2010

1. Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries ("Sally Beauty" or "the Company") sell professional beauty supplies, through its Sally Beauty Supply retail stores primarily in the U.S., Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Additionally, the Company distributes professional beauty products to salons and salon professionals through its Beauty Systems Group ("BSG") store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern regions of the U.S., and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. ("Armstrong McCall"). Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Sally Beauty Holdings, Inc. was formed in June 2006 in connection with our November 2006 separation from the Alberto-Culver Company ("Alberto-Culver"). In these financial statements and elsewhere in this Annual Report on Form 10-K, we refer to the transactions related to our separation from Alberto-Culver as the Separation Transactions. In November 2006, the Company incurred approximately $1,850.0 million of new long-term debt in connection with the Separation Transactions.

Also in connection with the Separation Transactions, CDRS Acquisition LLC (or "CDRS") and CD&R Parallel Fund VII, L.P. (together with CDRS, the "CDR Investors") acquired 48% of our common stock on an undiluted basis. During the fiscal year ended September 30, 2012, the CDR Investors sold all of their shares of our common stock through a series of underwritten public offerings and a share repurchase, pursuant to which we repurchased (and subsequently retired) 7.6 million shares of our common stock from the CDR Investors at a price equal to $26.485 per share. The Company funded this $200.0 million stock repurchase primarily with borrowings in the amount of $160.0 million under its asset-based senior loan (or ABL) facility (the "ABL facility") and with cash from operations.

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

Fiscal Years ended September 30, 2012, 2011 and 2010

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

   Cash and Cash Equivalents

All highly liquid investments purchased by the Company from time to time which have an original maturity of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates fair value. Also included in cash equivalents are proceeds due from customer credit and debit cards and PayPal transactions, which generally settle within one to three days, and were $20.0 million and $10.3 million at September 30, 2012 and 2011, respectively.

   Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of investments in cash equivalents, accounts receivable and derivative instruments.

The Company invests from time to time in securities of financial institutions it deems to be of high creditworthiness. Accounts receivable are deemed by the Company to be highly diversified due to the high number of individual customers comprising the Company's customer base and their dispersion across diverse geographical regions. The counterparties to our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. The Company believes that no significant concentration of credit risk exists with respect to its investments in cash equivalents, its accounts receivable and its derivative instruments at September 30, 2012 and 2011.

   Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the values invoiced to customers and do not bear interest. Trade accounts receivable are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts requires management to estimate the future collectability of amounts receivable at the balance sheet date. The Company records allowances for doubtful accounts on the basis of historical collection data and current customer information. Customer account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. In the Company's consolidated statements of earnings, bad debt expense is included in selling, general and administrative expenses. The Company's exposure to credit risk with respect to trade receivables is mitigated by the Company's broad customer base and their dispersion across diverse geographical regions.

   Accounts Receivable, Other

Accounts receivable, other, consist primarily of amounts expected to be received from vendors under various contractual agreements and are recorded at the amount management estimates will be collected.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

   Inventory

Inventory consists primarily of beauty supplies and related accessories, and salon equipment for sale in the normal course of our business. Inventory is stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or market (net realizable value). Inventory cost reflects actual product costs, the cost of transportation to the Company's distribution centers, and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. When necessary, the Company adjusts the carrying value of inventory to the lower of cost or market, including anticipated disposal costs, and for estimated inventory shrinkage. Estimates of the future demand for the Company's products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in stock keeping units ("SKUs") are some of the key factors used by management in assessing the net realizable value of inventory.

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

   Lease Accounting

The Company's lease agreements for office space, company-operated stores and warehouse/distribution facilities are generally accounted for as operating leases, consistent with applicable GAAP. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date the Company takes possession of the property to begin preparation of the site for occupancy, to the end of the lease term, including renewal options determined to be reasonably assured. Certain lease agreements to which the Company is a party provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability, along with the corresponding rent expense, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

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

   Valuation of Long-Lived Assets and Intangible Assets with Definite Lives

Long-lived assets, such as property and equipment, including store equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The recoverability of long-lived assets and intangible assets subject to amortization is assessed by comparing the net carrying amount of each asset to its total estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted future cash flows, an impairment charge is

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. There were no significant impairment losses recognized in our financial statements in the current or prior fiscal years presented in connection with long-lived assets and intangible assets subject to amortization.

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

   Goodwill and Intangible Assets with Indefinite Lives

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Intangible assets with indefinite lives include trade names and certain distribution rights acquired in a business combination. Goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, during our second fiscal quarter, and whenever events or changes in circumstances indicate it is more likely than not that the value of the asset may be impaired. When assessing goodwill and intangible assets with indefinite lives for potential impairment, management considers whether the value of the asset has been impaired, by evaluating if various factors (including current operating results, anticipated future results and cash flows, and relevant market and economic conditions) indicate a possible impairment and, if appropriate, compares the carrying amount of the asset to its fair value.

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08 which amended Accounting Standards Codification ("ASC") Topic 350. This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of a reporting unit in connection with the goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount. As permitted, the Company adopted this amendment during the second quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Based on the reviews performed, after taking into account the economic downturn experienced during the past several years in certain geographic areas in which we operate, there was no impairment of goodwill or intangible assets with indefinite lives recognized in our financial statements in the current or prior fiscal years presented.

   Deferred Financing Costs

Certain costs incurred in connection with the issuance of debt are capitalized when incurred and are amortized over the estimated term of the related debt agreements generally using the effective interest method. Such capitalized costs are included in other assets in our consolidated balance sheets. Unamortized deferred financing costs are expensed proportionally when certain debt is prepaid or notes are redeemed.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

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

The Company records an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date, which includes both claims filed and estimated losses incurred but not yet reported. The Company estimates the ultimate cost based on an analysis of historical data and actuarial estimates. Workers' compensation, general and auto liability and property damage insurable loss liabilities are recorded at the estimate of their net present value, while healthcare plan liabilities are not discounted. These estimates are reviewed on a regular basis to ensure that the recorded liability is adequate. The Company believes the amounts accrued at September 30, 2012 and 2011 are adequate.

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

   Cost of Products Sold and Distribution Expenses

Cost of products sold and distribution expenses include actual product costs, the cost of transportation to the Company's distribution centers, vendor rebates and allowances, inventory shrinkage and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. All other shipping and handling costs are included in selling, general and administrative expenses when incurred.

   Shipping and Handling

Shipping and handling costs (including freight and distribution expenses) related to delivery to customers are included in selling, general and administrative expenses in our consolidated statements of earnings when incurred and amounted to $41.3 million, $41.2 million and $36.0 million for the fiscal years 2012, 2011 and 2010, respectively.

   Advertising Costs

Advertising costs relate mainly to print advertisements, digital marketing, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs of $79.8 million, $70.9 million and $64.6 million for the fiscal years 2012, 2011 and 2010, respectively, are included in selling, general and administrative expenses in our consolidated statements of earnings.

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

3. Comprehensive Income and Accumulated Other Comprehensive (Loss) Income

   Comprehensive Income

Comprehensive income reflects changes in accumulated stockholders' equity (deficit) from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. The Company's only components of comprehensive income, other than net earnings, are foreign currency translation adjustments, net of tax, and deferred gains (losses) on certain interest rate swap agreements, net of income tax.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

   Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows at September 30, 2012 and 2011(in thousands):

	As of September 30,
	2012	2011
Cumulative foreign currency translation adjustments(a)	$(10,653)	$(18,724)
Deferred gains (losses) on interest rate swaps(b)	—	(3,947)

Total accumulated other comprehensive (loss) income, net of tax	$(10,653)	$(22,671)

(a)
Amounts are net of income tax of $2.9 million and $3.1 million at September 30, 2012 and 2011, respectively.
(b)
Amount is net of income tax of $2.5 million at September 30, 2011. Please see Note 15 for more information about the Company's interest rate swaps.

4. Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-28 which amended Accounting Standards Codification ("ASC") Topic 350, Intangibles—Goodwill and Other ("ASC 350"). This amendment modified the goodwill impairment test for reporting units with a zero or negative carrying amount, by requiring that Step 2 of the goodwill impairment test be performed for such reporting units if it is more likely than not that an impairment of goodwill exists. The Company adopted this amendment during the first quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29 which amended ASC Topic 805, Business Combinations. This amendment requires that a public company that enters into business combinations that are material on an individual or aggregate basis disclose certain pro-forma information for the current and the immediately preceding fiscal year. This amendment also expands the supplemental pro-forma disclosures to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to such business combination or business combinations. The Company adopted this amendment during the first quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04 which amended ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). This amendment changed the title of ASC 820 to "Fair Value Measurement" and adopted fair value measurement and disclosure guidance that is generally consistent with the corresponding International Financial Reporting Standards ("IFRS") guidance. More specifically, this amendment changed certain requirements for measuring fair value or for disclosing information about fair value measurements or, alternatively, clarified the FASB's intent about the application of existing fair value measurement and disclosure guidance. The Company adopted this amendment during the second quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

In September 2011, the FASB issued ASU No. 2011-08 which further amended ASC 350. This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative goodwill impairment test otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of a reporting unit in connection with the goodwill impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount, including goodwill. As permitted, the Company adopted this amendment during the second quarter of its fiscal year 2012 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

We have not yet adopted and are currently assessing any potential effect of the following pronouncement on our consolidated financial statements:

In June 2011, the FASB issued ASU No. 2011-05 which amended ASC Topic 220, Comprehensive Income ("ASC 220"). This amendment, which must be applied retrospectively, will allow an entity the option to present the components of net income, as well as total comprehensive income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate consecutive statements. This amendment also eliminates the option to present the components of other comprehensive income in the statement of stockholders' equity but does not change the items that must be reported. In addition, in December 2011, the FASB issued ASU No. 2011-12 which further amended ASC 220. More specifically, this amendment provided for deferral, until further action by the FASB, of the effective date for changes to the presentation of reclassifications of items out of accumulated other comprehensive income required by ASU No. 2011-05. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early application is permitted.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which further amended ASC 350. This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the two-step quantitative impairment test for indefinite-lived intangible assets otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of an indefinite-lived intangible asset in connection with the impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. This amendment is effective for fiscal years beginning after September 15, 2012. Early application is permitted.

Accounting Changes

The Company made no accounting changes during the fiscal year 2012.

5. Fair Value Measurements

The Company's financial instruments consist of cash and cash equivalents, trade and other accounts receivable, accounts payable, foreign currency derivative instruments and debt. The carrying amounts of cash and cash equivalents, trade and other accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The Company measures on a recurring basis and discloses the fair value of its financial instruments under the provisions of ASC 820, as amended. The Company defines "fair value" as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of that hierarchy are defined as follows:

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at September 30, 2012 and 2011 (in thousands):

	As of September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(a)	$155,000	$155,000	$—	—
Foreign currency forwards(b)	4	—	4	—

Total assets	$155,004	$155,000	$4	—

Liabilities
Long-term debt(c)(d)	$1,739,547	$1,731,625	$7,922	—
Foreign currency forwards(b)	132	—	132	—

Total liabilities	$1,739,679	$1,731,625	$8,054	—

	As of September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forwards(b)	$424	—	$424	—
Foreign currency collars(b)	680	—	680	—

Total assets	$1,104	—	$1,104	—

Liabilities
Long-term debt(c)(d)	$1,420,337	$725,288	$695,049	—
Hedged interest rate swaps(b)	6,450	—	6,450	—
Foreign currency forwards(b)	528	—	528	—

Total liabilities	$1,427,315	$725,288	$702,027	—

(a)
Cash equivalents, at September 30, 2012, consist of highly liquid investments which have no maturity and are valued using unadjusted quoted market prices for such securities.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

(b)
Foreign currency options, collars and forwards (hereafter, "foreign exchange contracts"), and interest rate swaps are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as projected market interest rates and projected foreign currency exchange rates, as appropriate. Please see Note 15 for more information about the Company's foreign exchange contracts and interest rate swaps.
(c)
In November 2011, the Company, through certain of its domestic subsidiaries, issued $750.0 million aggregate principal amount of the Company's 6.875% senior notes due 2019 (the "senior notes due 2019") and, in December 2011, it redeemed its senior notes due 2014 and its senior subordinated notes due 2016 with the net proceeds from the debt issuance. In May 2012 and September 2012, the Company through certain of its domestic subsidiaries, issued $700.0 million and $150.0 million aggregate principal amount, respectively, of the Company's 5.75% senior notes due 2022 (the "senior notes due 2022") and, in May 2012, repaid in full its borrowings under the senior term loan B facility. Please see Note 14 for more information about the Company's debt.
(d)
Long-term debt (which is carried in the Company's consolidated financial statements at amortized cost of $1,617,230 and $1,413,115 at September 30, 2012 and 2011, respectively), is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates, except for the senior and senior subordinated notes (prior to their December 2011 redemption), the senior notes due 2019 and the senior notes due 2022. The senior and senior subordinated notes (prior to their December 2011 redemption) were, and the senior notes due 2019 and senior notes due 2022 are, valued using unadjusted quoted market prices for such debt securities. Please see Note 14 for more information about the Company's debt.

6. Accumulated Stockholders' Equity (Deficit)

The Company is authorized to issue up to 500.0 million shares of common stock with a par value of $0.01 per share and up to 50.0 million shares of preferred stock with a par value of $0.01 per share. As of September 30, 2012, the Company had approximately 180.5 million shares issued and approximately 180.2 million shares outstanding. There have been no shares of the Company's preferred stock issued. Please see the Note 1 for additional information about the Separation Transactions.

In connection with the Separation Transactions, the CDR Investors acquired approximately 48% of our common stock on an undiluted basis. During the fiscal year ended September 30, 2012, the CDR Investors sold all of the shares of our common stock through a series of underwritten public offerings and a share repurchase, pursuant to which we repurchased (and subsequently retired) 7.6 million shares of our common stock from the CDR Investors at a price equal to $26.485 per share. The Company funded this $200.0 million share repurchase primarily with borrowings in the amount of $160.0 million under its asset-based senior secured loan facility and with cash from operations. As a result of the stock repurchase and retirement, the Company recorded a decrease to additional paid-in capital in the amount of approximately $200.0 million.

On August 27, 2012 the Company announced that its Board of Directors has approved a share repurchase program authorizing the Company to repurchase up to $300.0 million of its common stock (the "Share Repurchase Program") and to enter into pre-arranged stock trading plans for the purpose of repurchasing a limited number of shares of the Company's common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

transactions. The plans will cover the repurchase of shares over the next six fiscal quarters. Repurchases of shares of the Company's common stock are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plans. At September 30, 2012, no repurchases have been made under the Share Repurchase Program. Please see Note 21 for additional information about the Share Repurchase Program.

7. Earnings Per Share

Basic earnings per share, is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share, is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year ended September 30,
	2012	2011	2010
Net earnings	$233,064	$213,725	$143,828

Weighted average basic shares	183,420	183,020	181,985
Dilutive securities:
Stock option and stock award programs	5,190	5,073	2,103

Weighted average diluted shares	188,610	188,093	184,088

Earnings per share:
Basic	$1.27	$1.17	$0.79

Diluted	$1.24	$1.14	$0.78

At September 30, 2012 and 2010, options to purchase 44,340 and 6,286,491 shares, respectively, of the Company's common stock were outstanding but not included in the computation of diluted earnings per share, since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company's common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company's common stock during the period) for which the sum of assumed proceeds, including unrecognized compensation expense, exceeds the average price per share for the period. At September 30, 2011, all outstanding options to purchase shares of the Company's common stock were dilutive.

8. Share-Based Payments

In 2010, the Company adopted the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the "2010 Plan"), a stockholder-approved share-based compensation plan which allows for the issuance of up to 29.8 million shares of the Company's common stock. During the fiscal years 2012, 2011 and 2010, the Company granted to its employees and consultants approximately 2.0 million, 3.0 million and 2.9 million stock options and approximately 32,000, 199,000 and 118,000 restricted share awards, respectively, under either the 2010 Plan or a predecessor share-based compensation plan, such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the "2007 Plan"). In addition, during the fiscal years 2012,

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

2011 and 2010, the Company granted 25,501, 43,015 and 66,038 restricted stock units, respectively, to its non-employee directors under either the 2010 Plan or a predecessor share-based compensation plan such as the 2007 Plan. The Company currently makes equity awards only under the 2010 Plan.

The Company measures the cost of services received from employees, directors and consultants in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and recognizes compensation expense on a straight-line basis over the vesting period or over the period ending on the date a participant becomes eligible for retirement, if earlier. For the fiscal years 2012, 2011 and 2010, total compensation cost charged against income and included in selling, general and administrative expenses in the Company's consolidated statements of earnings for all share-based compensation arrangements was $16.9 million, $15.6 million and $12.8 million, respectively, and resulted in an increase in additional paid-in capital by the same amounts. These amounts include, for the fiscal years 2012, 2011 and 2010, $5.3 million, $5.0 million and $2.5 million, respectively, of accelerated expense related to certain retirement eligible employees who continue vesting awards upon retirement, under the provisions of the 2010 Plan and certain predecessor share-based plans such as the 2007 Plan. For fiscal years 2012, 2011 and 2010, the total income tax benefit recognized in our consolidated statements of earnings in connection with all share-based compensation awards was $6.2 million, $6.0 million and $5.0 million, respectively.

Stock Options

Each option entitles the holder to acquire one share of the Company's common stock, has an exercise price that equals 100% of the closing market price per share of the Company's common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are generally subject to forfeiture until the vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan and certain predecessor share-based compensation plans such as the 2007 Plan.

The following table presents a summary of the activity for the Company's stock option awards for the fiscal year ended September 30, 2012:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2011	13,778	$8.50	6.8	$111,571
Granted	1,979	19.21
Exercised	(3,625)	7.73
Forfeited or expired	(271)	11.58

Outstanding at September 30, 2012	11,861	$10.45	6.5	$173,601

Exercisable at September 30, 2012	5,927	$8.49	5.3	$98,403

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

The following table summarizes information about stock options under the Company's share-based compensation plans at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2012 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2012 (in Thousands)	Weighted Average Exercise Price
$2.00 - 9.66	7,267	5.4	$7.80	5,343	$8.17
$11.39 - 19.21	4,594	8.3	14.65	584	11.39

Total	11,861	6.5	$10.45	5,927	$8.49

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

The weighted average assumptions relating to the valuation of the Company's stock options are as follows:

	Year Ended September 30,
	2012	2011	2010
Expected life (in years)	5.0	5.0	5.0
Expected volatility	58.4%	59.0%	64.4%
Risk-free interest rate	1.1%	1.1%	2.4%
Dividend yield	0.0%	0.0%	0.0%

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company who have been granted stock options. The expected volatility used for awards made during the fiscal year ended September 30, 2012, reflects the average volatility for the Company's common stock. For awards made prior to the fiscal year 2012, the expected volatility used was derived using the average volatility of both the Company and similar companies (based on industry sector) since it was not practicable to estimate the Company's expected volatility on a stand-alone basis due to a lack of sufficient trading history. The risk-free interest rate is based on the five-year zero-coupon U.S. Treasury notes as of the date of the grant. Since the Company did not expect to pay dividends as of the date of grant of each of the past awards, the dividend yield used is 0%.

The weighted average fair value per option at the date of grant, of the stock options issued to the Company's grantees during the fiscal years 2012, 2011 and 2010 was $9.60, $5.74 and $4.15, respectively. The total fair value of stock options issued to the Company's grantees that vested during the fiscal years 2012, 2011 and 2010 was $10.4 million, $8.5 million and $7.6 million, respectively.

The total intrinsic value of options exercised during the fiscal years 2012, 2011 and 2010 was $53.2 million, $15.9 million and $1.8 million, and the tax benefit realized for the tax deductions from these option

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

exercises was $18.9 million, $6.2 million and $0.5 million, respectively. The total cash received during the fiscal years 2012, 2011 and 2010 from these option exercises was $28.0 million, $10.9 million and $0.9 million, respectively.

At September 30, 2012, approximately $14.2 million of unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.4 years.

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

The Company expenses the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant, on a straight-line basis over the period (the "vesting period") in which the restrictions on these stock awards lapse ("vesting") or over the period ending on the date a participant becomes eligible for retirement, if earlier. For these purposes, the fair value of the restricted stock award is determined based on the closing market price of the Company's common stock on the date of grant.

The following table presents a summary of the activity for the Company's restricted stock awards for the fiscal year ended September 30, 2012:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2011	445	$9.12	3.1
Granted	32	19.21
Vested	(150)	8.65
Forfeited	(20)	8.90

Unvested at September 30, 2012	307	$10.42	2.5

At September 30, 2012, approximately $1.5 million of unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 2.5 years.

Restricted Stock Units

The Company currently grants restricted stock unit awards ("RSU" or "RSUs"), which generally vest less than one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

shares of its common stock, are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the award vesting. Upon vesting, such RSUs are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director's service as a director terminates. Participants have no voting rights with respect to unvested RSUs or with respect to undistributed deferred stock units. Under the provisions of the 2010 Plan, the Company may settle its deferred stock units with shares of the Company's common stock or in cash.

The Company expenses the cost of the RSUs, which is determined to be the fair value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally less than one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company's common stock on the date of grant.

The following table presents a summary of the activity for the Company's RSUs for the fiscal year ended September 30, 2012:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Unvested at September 30, 2011	—	$—	—
Granted	26	19.21
Vested	(26)	19.21
Forfeited	—	—

Unvested at September 30, 2012	—	—	—

During fiscal year 2012, all RSUs vested. Therefore, there are no unrecognized compensation costs as of September 30, 2012 in connection with past RSU awards.

9. Allowance for Doubtful Accounts

The change in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
Balance at beginning of period	$2,086	$2,756	$2,266
Bad debt expense	1,764	1,631	1,578
Uncollected accounts written off, net of recoveries	(1,336)	(2,423)	(1,431)
Allowance for doubtful accounts of acquired companies	69	122	343

Balance at end of period	$2,583	$2,086	$2,756

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

10. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30,
	2012	2011
Land	$11,197	$11,187
Buildings and building improvements	59,656	59,248
Leasehold improvements	188,844	171,916
Furniture, fixtures and equipment	295,128	257,815

Total property and equipment, gross	554,825	500,166
Less accumulated depreciation and amortization	(352,164)	(317,677)

Total property and equipment, net	$202,661	$182,489

Depreciation expense for the fiscal years 2012, 2011 and 2010 was $51.0 million, $47.3 million and $42.4 million, respectively. As further described in Note 14, borrowings under the ABL facility are secured by substantially all of our assets, those of our domestic subsidiaries, those of our Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and a pledge of certain intercompany notes.

Depreciation of property and equipment is calculated using the straight-line method based on the estimated useful lives of the respective classes of assets and is reflected in depreciation and amortization expense in our consolidated statements of earnings. Buildings and building improvements are depreciated over periods ranging from five to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals determined to be reasonably assured. Furniture, fixtures and equipment are depreciated over periods ranging from three to ten years. Expenditures for maintenance and repairs are expensed when incurred, while expenditures for major renewals and improvements are capitalized.

11. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the fiscal years 2011 and 2012 are as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2010	$76,299	$401,941	$478,240
Acquisitions	333	29,321	29,654
Foreign currency translation	(1,096)	(925)	(2,021)

Balance at September 30, 2011	75,536	430,337	505,873
Acquisitions	15,200	9,189	24,389
Foreign currency translation	(881)	2,950	2,069

Balance at September 30, 2012	$89,855	$442,476	$532,331

As described in Note 18, during the fiscal year 2011, $25.3 million of the increase in BSG's goodwill was attributable to the acquisition of Aerial Company, Inc. ("Aerial") in October 2010 and the remaining increase in the amount of $4.0 million, as well as the increase in Sally Beauty Supply's goodwill in the

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

amount of $0.3 million, were attributable to acquisitions which were not individually material and/or to net purchase price adjustments. In addition, during the fiscal year 2012, $15.0 million of the increase in Sally Beauty Supply's goodwill was attributable to the Company's acquisition of Kappersservice Floral B.V. and two related companies (together, the "Floral Group") in November 2011 and the remaining increase in the amount of $9.4 million was attributable to acquisitions which were not individually material and to purchase price adjustments.

As permitted, the Company adopted the provisions of ASU 2011-08 in connection with its goodwill impairment test during the fiscal year 2012. No goodwill impairment losses were recognized in the current or prior fiscal years presented.

The following table provides the carrying value for intangible assets with indefinite lives, excluding goodwill, and the gross carrying value and accumulated amortization for intangible assets subject to amortization by operating segment at September 30, 2012 and 2011 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2012:
Intangible assets with indefinite lives:
Trade names	$27,258	$27,455	$54,713

Intangible assets subject to amortization:
Gross carrying amount	26,430	106,486	132,916
Accumulated amortization	(9,856)	(49,336)	(59,192)

Net value	16,574	57,150	73,724

Total intangible assets, excluding goodwill, net	$43,832	$84,605	$128,437

Balance at September 30, 2011:
Intangible assets with indefinite lives:
Trade names	$27,344	$33,722	$61,066

Intangible assets subject to amortization:
Gross carrying amount	14,491	99,568	114,059
Accumulated amortization	(6,622)	(38,845)	(45,467)

Net value	7,869	60,723	68,592

Total intangible assets, excluding goodwill, net	$35,213	$94,445	$129,658

As described in Note 18, during the fiscal year 2012, intangible assets subject to amortization in the amount of $11.8 million were recorded in connection with the Company's acquisition of the Floral Group in November 2011.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

Amortization expense totaled $13.7 million, $12.4 million and $8.7 million for the fiscal years 2012, 2011 and 2010, respectively. As of September 30, 2012, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2013	$12,297
2014	11,834
2015	11,388
2016	10,220
2017	8,437
Thereafter	19,548

$73,724

The weighted average amortization period remaining for intangible assets subject to amortization is approximately 7 years.

12. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2012	2011
Compensation and benefits	$79,935	$78,796
Interest payable	38,376	27,274
Deferred revenue	19,000	16,987
Rental obligations	11,540	12,403
Loss contingency obligation	10,194	—
Property and other taxes	4,124	4,764
Insurance reserves	9,626	8,114
Interest rate swaps(a)	—	6,450
Operating accruals and other	27,472	30,721

Total accrued liabilities	$200,267	$185,509

(a)
Please see Note 15 for additional information about the Company's interest rate swaps.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

13. Commitments and Contingencies

Lease Commitments

The Company's principal leases relate to retail stores and warehousing properties. At September 30, 2012, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows (in thousands):

Fiscal Year:
2013	$147,791
2014	121,010
2015	94,357
2016	70,620
2017	42,278
Thereafter	57,016

$533,072

Certain of the Company's leases require the Company to pay a portion of real estate taxes, insurance, maintenance and special assessments assessed by the lessor. Also, certain of the Company's leases include renewal options and escalation clauses. Aggregate rental expense for all operating leases amounted to $194.9 million, $192.6 million and $178.5 million for the fiscal years 2012, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings.

Contingencies

Legal Proceedings

The Company is, from time to time, involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. The Company does not believe that the ultimate resolution of these matters will have a material adverse impact on its consolidated financial position, statements of earnings or cash flows.

On March 22, 2011, Mixed Chicks, LLC, a hair care product manufacturer, brought an action against us in the Central District of California alleging that certain of our marks and trade dress infringed on certain of its rights and trade dress. Mixed Chicks, LLC sought damages and injunctive relief. The Company believed, and continues to believe that it did not infringe upon the rights and trade dress of Mixed Chicks, LLC. After conclusion of a trial, however, on November 2, 2012, a jury found that infringement had occurred on the trademark and trade dress in question and awarded Mixed Chicks, LLC $839,535 in actual damages and $7,275,000 in punitive damages. The court could also, in its discretion, require us to disgorge profits earned from the sale of the MIXED SILK products and pay Mixed Chicks, LLC its reasonable fees and costs incurred in the case. Based upon the verdict rendered, we have recorded a charge to earnings of $10.2 million (included in selling, general and administrative expenses in our consolidated statements of earnings), which we believe to be our best estimate of the potential loss. We intend to appeal this decision and continue to vigorously pursue this matter.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

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

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The Company has no significant liabilities for loss contingencies at September 30, 2012 and 2011.

14. Short-term Borrowings and Long-Term Debt

Details of long-term debt are as follows (in thousands):

	As of September 30,
	2012	2011	Interest Rates
ABL facility	$—	$—	(i) Prime plus (1.25% to 1.75%) or;
			(ii) LIBOR(a) plus (2.25% to 2.75%)
Senior term loan B due 2013	—	696,856	(i) Prime plus (1.25% to 1.50%) or;
			(ii) LIBOR(a) plus (2.25% to 2.50%)
Senior notes due 2014	—	430,000	9.25%
Senior subordinated notes due 2016	—	275,000	10.50%
Senior notes due Nov. 2019	750,000	—	6.875%
Senior notes due Jun. 2022(b)	859,308	—	5.750%(b)
Other, due 2013-2015(c)	2,407	4,774	4.05% to 5.79%

Total	$1,611,715	$1,406,630

Capital leases and other	$5,515	$6,485
Less: current portion	(1,908)	(3,004)

Total long-term debt	$1,615,322	$1,410,111

(a)
London Interbank Offered Rate ("LIBOR").
(b)
Includes unamortized premium of $9.3 million related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.
(c)
Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA ("Sinelco").

In connection with the Separation Transactions, in November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings) incurred $1,850.0 million of indebtedness by: (i) borrowing $70.0 million under a $400.0 million revolving (asset-based lending ("ABL")) credit facility; (ii) entering into two senior term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million; and (iii) issuing 9.25% senior notes due 2014 in an aggregate amount of $430.0 million

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

and 10.50% senior subordinated notes due 2016 in an aggregate amount of $280.0 million. Borrowings under the term loan A facility were paid in full in the fiscal year 2010.

In the fiscal year 2011, Sally Holdings entered into a new $400 million, five-year asset-based senior secured loan facility (the "ABL facility") and terminated its prior ABL credit facility (the "prior ABL facility"). The availability of funds under the ABL facility is subject to a customary borrowing base comprised of a percentage of our credit card and trade receivables, and of our inventory (minus certain customary reserves) and reduced by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. At September 30, 2012, the Company had $377.8 million available for borrowing under the ABL facility.

The terms of the ABL facility contain a commitment fee of 0.50% on the unused portion of the facility. Borrowings under the ABL facility are secured by substantially all of our assets, those of Sally Investment, a wholly-owned subsidiary of Sally Beauty and the direct parent of Sally Holdings, those of our domestic subsidiaries, those of our Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and a pledge of certain intercompany notes. Such borrowings bear interest at Prime plus a margin ranging from 1.25% to 1.75% or LIBOR plus a margin ranging from 2.25% to 2.75%, in each case depending upon the current borrowing availability under the ABL facility. In connection with our termination of the prior ABL facility we expensed approximately $1.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company's consolidated statements of earnings.

In November 2011, Sally Holdings and Sally Capital Inc. (collectively, the "Issuers"), both wholly-owned subsidiaries of the Company, the Company and certain of its domestic subsidiaries entered into an agreement pursuant to which the Issuers sold in a private placement $750.0 million aggregate principal amount of the Issuers' 6.875% Senior Notes due 2019 (the "senior notes due 2019"). The senior notes due 2019 bear interest at an annual rate of 6.875% and were issued at par. In connection with issuance of such notes the Company incurred and capitalized financing costs of approximately $15.2 million. This amount is included in other assets on our consolidated balance sheets and is being amortized over the term of the senior notes due 2019 using the effective interest method. In June 2012, the Company exchanged the senior notes due 2019 for notes that are registered pursuant to a registration statement, which was effective May 2012, and otherwise are identical to the senior notes due 2019.

In December 2011, the Issuers used the proceeds from the issuance of the senior notes due 2019: (i) to redeem the entire $430.0 million aggregate principal amount outstanding of the 9.25% senior notes due 2014, (ii) to redeem the entire $275.0 million aggregate principal amount outstanding of the 10.50% senior subordinated notes due 2016 (together with the senior notes due 2014, the "Old Notes"), pursuant to the terms of the indentures governing the Old Notes, and (iii) to pay all accrued and unpaid interest on the Old Notes, and fees and expenses incurred in connection with issuance of the senior notes due 2019 and redemption of the Old Notes. In connection with our redemption of the Old Notes we recorded a charge to earnings in the amount of approximately $34.6 million, including approximately $24.4 million in call premiums paid and approximately $10.2 million in unamortized deferred financing costs expensed. This amount is included in interest expense in the Company's consolidated statements of earnings.

In May 2012, the Issuers, the Company and certain of the Company's domestic subsidiaries entered into an agreement pursuant to which the Issuers sold in an underwritten public offering $700.0 million aggregate principal amount of the Issuers' 5.75% Senior Notes due 2022 (the "senior notes due 2022"). The senior notes due 2022 bear interest at an annual rate of 5.75% and were issued at par. Sally Holdings used the proceeds from the debt offering: (i) to repay in full the aggregate principal amount outstanding (approximately $596.9 million) under the senior term loan B facility due 2013, plus accrued and unpaid

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

interest thereon, (ii) to repay approximately $90.0 million of borrowings outstanding under the ABL facility, and (iii) to pay fees and expenses incurred in connection with the debt offering. In connection with our repayment of the senior term loan B facility, we expensed approximately $3.2 million in unamortized deferred financing costs. This amount is included in interest expense in the Company's consolidated statements of earnings.

In September 2012, the Issuers sold an additional $150.0 million aggregate principal amount of the senior notes due 2022. The proceeds from this issuance are intended for general corporate purposes. The senior notes due 2022 in this subsequent offering were issued at par plus a premium, which is being amortized over the term of the notes using the effective interest method, are fully fungible with the senior notes due 2022 issued in May 2012 and bear interest at the same rate.

In connection with the issuances of the senior notes due 2022, during the fiscal year ended September 30, 2012, the Company incurred and capitalized financing costs of approximately $16.0 million. This amount is included in other assets on our consolidated balance sheets and is being amortized over the term of the senior notes due 2022 using the effective interest method.

During the first half of its fiscal year 2012, prior to its repayment and termination, the Company had made optional prepayments in the aggregate amount of $100.0 million on the senior term loan B facility. In connection with such prepayments, we expensed approximately $0.6 million in unamortized deferred financing costs. This amount is included in interest expense in the Company's consolidated statements of earnings.

The senior notes due 2019 and the senior notes due 2022 (hereafter, the "senior notes due 2019 and 2022") are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019 and 2022 is payable semi-annually, during the Company's first and third fiscal quarters. Please see Note 20 for certain financial statement data pertaining to Sally Beauty, the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

Maturities of the Company's long-term debt are as follows at September 30, 2012 (in thousands):

Fiscal Year:
2013	$1,163
2014	1,147
2015	97
2016	—
2017	—
Thereafter	1,609,308

$1,611,715
Capital lease obligations	5,515
Less: current portion	(1,908)

Total	$1,615,322

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company's Secured Leverage Ratio exceeds 4.0 to 1.0. At September 30, 2012, the Company's Secured Leverage Ratio was approximately 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA, as defined in the ABL facility.

The ABL facility is pre-payable, and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium.

The indentures governing the senior notes due 2019 and 2022 contain terms which restrict the ability of Sally Beauty's subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 ("Incurrence Test"). At September 30, 2012, the Company's Consolidated Coverage Ratio was approximately 6.4 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense, as defined in the indentures, for such period.

The indentures governing the senior notes due 2019 and 2022 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a "Restricted Payment" or "Restricted Payments") to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings' and its subsidiaries' cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At September 30, 2012, the Company's Consolidated Total Leverage Ratio was approximately 2.5 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. However, in June 2012, the Company, Sally Holdings and the other parties to the ABL facility entered into an amendment (hereafter, "the Amendment") to the ABL facility which, among other things, relaxed the restrictions regarding the making of Restricted Payments. Under the ABL facility, as amended, Sally Holdings may make Restricted Payments if availability under the ABL facility exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, the same borrowing availability must be maintained and the Consolidated Fixed Charge Coverage Ratio (as defined in the ABL facility) must equal or exceed 1.2 to 1.0 (up from 1.1 to 1.0 prior to the Amendment). Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the ABL facility, minus certain unfinanced capital expenditures and tax payments to (ii) fixed charges, as specified in the ABL facility. However, pursuant to the Amendment, the calculation of the Consolidated Fixed Charge Coverage Ratio now excludes from fixed charges any Restricted Payments. Further, the Amendment increased the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy to 1.1 to 1.0 (from 1.0 to 1.0) during any period that availability under the ABL facility is less than the greater of $40.0 million or 15% of the borrowing base. As of September 30, 2012, the Consolidated Fixed Charge Coverage Ratio was approximately 3.5 to 1.0.

When used in this Annual Report, the phrase "Consolidated EBITDA" is intended to have the meaning ascribed to such phrase in the ABL facility or the indentures governing the senior notes due 2019 and 2022, as appropriate. EBITDA is not a recognized measurement under GAAP and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

The ABL facility and the indentures governing the senior notes due 2019 and 2022 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2012, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

At September 30, 2012 and 2011, the Company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in Note 13 and outstanding letters of credit related to inventory purchases and self-insurance programs which totaled $22.2 million and $16.0 million at September 30, 2012 and 2011, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

15. Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk, and changes in foreign currency exchange rates and in interest rates) primarily: (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of derivative instruments from time to time (including, foreign exchange contracts and interest rate swaps) by Sally Holdings.

The Company from time to time uses foreign exchange contracts, as part of its overall economic risk management strategy, to fix the amount of certain foreign assets and obligations relative to its functional and reporting currency (the U.S. dollar) or to add stability to cash flows resulting from its net investments (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. The Company's foreign currency exposures at times offset each other thus providing a natural hedge against its foreign currency risk. In connection with the remaining foreign currency risk, the Company uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows thus limiting the potential fluctuations in such cash flows as a result of foreign currency market movements.

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At September 30, 2012, our exposure to interest rate fluctuations relates to our interest payments under the ABL facility, if any, and the Company held no derivatives instruments in connection therewith.

As of September 30, 2012, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million. These agreements were designated and qualified as effective cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). Accordingly, changes in the fair value of these derivative instruments (which were adjusted quarterly) were recorded, net of income tax, in accumulated other comprehensive (loss) income ("OCI") until the swap agreements expired in May 2012. Amounts reported in OCI related to interest rate swaps were reclassified into interest expense, as a yield adjustment, in the same period in which interest on hedged variable-rate debt obligations affected earnings. During the fiscal years 2012, 2011 and 2010, interest expense resulting from such reclassifications was $6.7 million, $10.2 million and $10.1 million, respectively. There were no amounts remaining in OCI at September 30, 2012.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting, to manage its exposure to interest rate or foreign currency exchange rate movements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

The Company uses foreign exchange contracts including, at September 30, 2012, foreign currency forwards with an aggregate notional amount of $12.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries' purchases of merchandise from third-party suppliers. Sinelco's functional currency is the Euro. These foreign currency forwards enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.2772, are with a single counterparty and expire ratably through September 2013.

The Company also uses foreign currency forwards to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2012, we hold: (a) a foreign currency forward which enables us to sell approximately €19.2 million ($24.7 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 1.2859, (b) a foreign currency forward which enables us to sell approximately $2.0 million Canadian dollars ($2.0 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 0.98425, (c) a foreign currency forward which enables us to buy approximately $5.3 million Canadian dollars ($5.4 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 0.98345, (d) a foreign currency forward which enables us to sell approximately 11.6 million Mexican pesos ($0.9 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 12.9048 and (e) a foreign currency forward which enables us to buy approximately £1.8 million ($2.9 million, at the September 30, 2012 exchange rate) at the contractual exchange rate of 1.6196. All foreign currency forwards held by the Company at September 30, 2012 are with a single counterparty other than the counterparty on the forwards discussed in the preceding paragraph and expire on or before December 31, 2012.

The Company's foreign currency derivatives are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments (which are adjusted quarterly) are recorded in our consolidated statements of earnings. During the fiscal years ended September 30, 2012, 2011 and 2010, selling, general and administrative expenses included $2.0 million, $0.2 million and $0.2 million, respectively, in net gains, including marked-to-market adjustments, from all of the Company's foreign currency derivative instruments.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheet as of September 30, 2012 and 2011 (in thousands):

	Asset Derivatives			Liability Derivatives
		As of September 30,			As of September 30,
	Classification	2012	2011	Classification	2012	2011
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	—	—	Accrued liabilities	—	$6,450

		—	—		—	$6,450

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$4	$1,104	Accrued liabilities	$132	$528

		$4	$1,104		$132	$528

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of earnings for the fiscal year ended September 30, 2012, 2011 and 2010 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Fiscal Year Ended September 30,				Fiscal Year Ended September 30,
Derivatives Designated as Hedging Instruments	2012	2011	2010	Classification	2012	2011	2010
Interest Rate Swaps	$3,947	$5,557	$(101)	Interest expense	$(6,731)	$(10,174)	$(10,067)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended September 30,
	Classification of Gain or (Loss) Recognized into Income
Derivatives Not Designated as Hedging Instruments		2012	2011	2010
Interest Rate Swaps	Interest expense	$—	$—	$(24)
Foreign Exchange Contracts	Selling, general and administrative expenses	$2,003	$194	$203

Total derivatives not designated as hedging instruments		$2,003	$194	$179

There were no gains or losses recognized in income on derivatives designated as hedging instruments as a result of ineffectiveness or the exclusion of such derivatives from effectiveness testing during the fiscal years ended September 30, 2012, 2011 and 2010.

Credit-risk-related Contingent Features

At September 30, 2012, the aggregate fair value of all foreign exchange contracts held consisted of derivative instruments in a liability position of $0.1 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

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

16. 401(k) and Profit Sharing Plan

The Company sponsors the Sally Beauty 401(k) and Profit Sharing Plan (the "401k Plan"), which is a qualified defined contribution plan. The 401k Plan covers employees of the Company who meet certain

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

eligibility requirements and who are not members of a collective bargaining unit. Under the terms of the 401k Plan, employees may contribute a percentage of their annual compensation to the 401k Plan up to certain maximums, as defined by the 401k Plan and by the U.S. Internal Revenue Code. The Company currently matches a portion of employee contributions to the plan. The Company recognized expense of $6.2 million, $5.9 million and $4.7 million in the fiscal years 2012, 2011 and 2010, respectively, related to such employer matching contributions and these amounts are included in selling, general and administrative expenses.

In addition, pursuant to the 401k Plan, the Company may make profit sharing contributions to the accounts of employees who meet certain eligibility requirements and who are not members of a collective bargaining unit. The Company's profit sharing contributions to the 401k Plan are determined by the Compensation Committee of the Company's Board of Directors. The Company recognized expense of $3.3 million, $3.1 million and $2.7 million in the fiscal years 2012, 2011 and 2010, respectively, related to such profit sharing contributions and these amounts are included in selling, general and administrative expenses.

17. Income Taxes

The provision for income taxes for the fiscal years 2012, 2011 and 2010 consists of the following (in thousands):

	Year Ended September 30,
	2012	2011	2010
Current:
Federal	$97,866	$97,172	$69,112
Foreign	10,925	11,081	4,432
State	16,692	13,629	11,197

Total current portion	125,483	121,882	84,741

Deferred:
Federal	4,920	2,615	2,896
Foreign	(2,888)	(2,525)	(2,814)
State	364	242	(703)

Total deferred portion	2,396	332	(621)

Total provision for income tax	$127,879	$122,214	$84,120

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Year Ended September 30,
	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4	2.8	2.9
Effect of foreign operations	(0.4)	(1.3)	(1.2)
Effect of limited restructuring	(2.8)	—	—
Other, net	0.2	(0.1)	0.2

Effective tax rate	35.4%	36.4%	36.9%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2012	2011
Deferred tax assets attributable to:
Share-based compensation expense	$18,771	$19,683
Accrued liabilities	33,495	28,711
Inventory adjustments	5,208	3,432
Foreign loss carryforwards	23,405	18,315
Unrecognized tax benefits	605	651
Interest rate swaps	—	2,503
Other	2,011	2,673

Total deferred tax assets	83,495	75,968
Valuation allowance	(21,681)	(17,100)

Total deferred tax assets, net	61,814	58,868

Deferred tax liabilities attributable to:
Depreciation and amortization	92,292	81,644

Total deferred tax liabilities	92,292	81,644

Net deferred tax liability	$30,478	$22,776

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company has recorded a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carryforwards.

Domestic earnings before provision for income taxes were $334.5 million, $300.1 million and $215.9 million in the fiscal years 2012, 2011 and 2010, respectively. Foreign operations had earnings before provision for income taxes of $26.4 million, $35.8 million and $12.0 million in the fiscal years 2012, 2011 and 2010, respectively.

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits by various taxing jurisdictions and other changes in relevant facts and circumstances evident at each balance sheet date. Management does not expect the outcome of tax audits to have a material adverse effect on the Company's financial condition, results of operations or cash flow.

At September 30, 2012, undistributed earnings of the Company's foreign operations are intended to remain permanently invested to finance anticipated future growth and expansion. Accordingly, federal and state income taxes have not been provided on accumulated but undistributed earnings of $140.8 million and $110.6 million as of September 30, 2012 and 2011, respectively, as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

At September 30, 2012 and 2011, the Company had total operating loss carry-forwards of $80.1 million and $62.5 million, respectively, of which $65.1 million and $50.1 million, respectively, are subject to a valuation allowance. At September 30, 2012, operating loss carry-forwards of $26.3 million expire between 2013 and

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

2027 and operating loss carry-forwards of $53.8 million have no expiration date. At each September 30, 2012 and 2011, the Company had tax credit carry-forwards of $1.1 million which have no expiration date and of which $0.5 million are subject to a valuation allowance.

The changes in the amount of unrecognized tax benefits for the fiscal year ended September 30, 2012 and 2011 are as follows (in thousands):

	2012	2011
Balance at beginning of the fiscal year	$10,836	$13,647
Increases related to prior year tax positions	90	166
Decreases related to prior year tax positions	(119)	(15)
Increases related to current year tax positions	171	208
Settlements	(127)	(71)
Lapse of statute	(2,910)	(3,099)

Balance at end of fiscal year	$7,941	$10,836

If recognized, these positions would affect the Company's effective tax rate.

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties as of September 30, 2012 and 2011 was $3.6 million and $4.2 million, respectively.

Because existing tax positions will continue to generate increased liabilities for unrecognized tax benefits over the next 12 months, and the fact that from time to time we are routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. An estimate of the amount or range of such change cannot be made at this time. However, we do not expect the change, if any, to have a material effect on our consolidated financial condition or results of operations within the next 12 months.

In January 2012, the IRS concluded the field work associated with their examination of the Company's consolidated federal income tax returns for the fiscal years ended September 30, 2007 and 2008 and issued their examination report. The Company is appealing certain disputed items and it does not anticipate the ultimate resolution of these items to have a material impact on the Company's financial statements.

The IRS is currently conducting an examination of the Company's consolidated federal income tax returns for the fiscal years ended September 30, 2009, 2010 and 2011. The IRS had previously audited the Company's consolidated federal income tax returns through the tax year ended September 30, 2006, thus our statute remains open from the year ended September 30, 2007 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2007 forward. Generally, states' statutes in the United States are open for tax reviews from 2006 forward.

18. Acquisitions

In November 2011, the Company acquired the Floral Group for approximately €22.8 million (approximately $31.2 million). The Floral Group is a distributor of professional beauty products then with 19 stores located in the Netherlands. The results of operations of the Floral Group are included in the Company's consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. Goodwill of $15.0 million (which is not expected to be deductible for tax purposes) and intangible assets subject to

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

amortization of $11.8 million were recorded as a result of this acquisition based on their estimated fair values. The acquisition was funded with cash from operations and with borrowings on our ABL facility in the amount of approximately $17.0 million. In addition, during the fiscal year 2012, the Company completed several other individually immaterial acquisitions at an aggregate cost of approximately $12.8 million and recorded additional goodwill in the amount of $9.4 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The assets acquired and liabilities assumed in connection with these acquisitions were recorded based on their respective fair values at the acquisition date.

In October 2010, the Company acquired Aerial, an 82-store professional-only distributor of beauty products operating in 11 states in the midwestern region of the United States, for approximately $81.8 million. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $34.7 million, were recorded at their respective fair values at the acquisition date. In addition, goodwill of $25.3 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. The acquisition of Aerial was funded with borrowings in the amount of $78.0 million under the ABL facility (which were later paid in full) and with cash from operations. In addition, during the fiscal year 2011, the Company completed several other individually immaterial acquisitions at an aggregate cost of approximately $5.0 million and recorded additional goodwill in the amount of $4.3 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date.

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

Fiscal Years ended September 30, 2012, 2011 and 2010

professionals through its own sales force and professional-only stores (including franchise stores) in generally exclusive geographical territories in North America, Puerto Rico and parts of Europe.

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2012, 2011 and 2010.

Business Segments Information

Segment data for the fiscal years ended September 30, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
Net sales:
Sally Beauty Supply	$2,198,468	$2,012,407	$1,834,631
BSG	1,325,176	1,256,724	1,081,459

Total	$3,523,644	$3,269,131	$2,916,090

Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply(a)	$429,520	$380,963	$320,456
BSG(a)	182,699	164,660	112,495

Segment operating profit	612,219	545,623	432,951
Unallocated expenses(a)(b)	(96,012)	(81,594)	(79,203)
Share-based compensation expense	(16,852)	(15,560)	(12,818)
Interest expense(c)	(138,412)	(112,530)	(112,982)

Total	$360,943	$335,939	$227,948

Identifiable assets:
Sally Beauty Supply	$864,598	$766,896	$729,380
BSG	959,784	908,093	808,842

Sub-total	1,824,382	1,674,989	1,538,222
Shared services	241,418	53,611	51,190

Total	$2,065,800	$1,728,600	$1,589,412

Depreciation and amortization:
Sally Beauty Supply	$31,397	$28,763	$26,426
BSG	25,984	25,099	20,081
Corporate	7,317	5,860	4,616

Total	$64,698	$59,722	$51,123

Capital expenditures:
Sally Beauty Supply	$42,158	$34,946	$30,366
BSG	11,977	14,145	11,252
Corporate	14,951	10,864	7,084

Total	$69,086	$59,955	$48,702

(a)
For the fiscal year 2012, Sally Beauty Supply's operating profit reflects a $10.2 million charge resulting from a loss contingency. For the fiscal year ended September 30, 2011, consolidated

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

  operating earnings reflect a net favorable impact of $21.3 million; including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million. This net benefit of $21.3 million is reflected in the BSG segment and in unallocated expenses in the amount of $19.0 million and $2.3 million, respectively.

(b)
Unallocated expenses consist of corporate and shared costs.

(c)
For the fiscal year ended September 30, 2012, interest expense includes losses on extinguishment of debt in the aggregate amount of $37.8 million in connection with the Company's redemption of the senior notes due 2014 and senior subordinated notes due 2016, and repayment of the senior term loan B, with the net proceeds of the Company's new senior notes due 2019 and/or the senior notes due 2022.

Geographic Area Information

Geographic data for the fiscal years ended September 30, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
Net sales:(a)
United States	$2,885,958	$2,688,062	$2,402,085
Foreign	637,686	581,069	514,005

Total	$3,523,644	$3,269,131	$2,916,090

Identifiable assets:
United States	$1,325,787	$1,240,894	$1,133,652
Foreign	498,595	434,095	404,570
Shared services	241,418	53,611	51,190

Total	$2,065,800	$1,728,600	$1,589,412

(a)
Net sales are attributable to individual countries based on the location of the customer.

20. Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2012 and 2011, and the related condensed consolidating statements of earnings and condensed consolidating statements of cash flows for each of the fiscal years in the three-year period ended September 30, 2012 of: (i) Sally Beauty Holdings, Inc., or the "Parent;" (ii) Sally Holdings LLC and Sally Capital Inc., or the "Issuers;" (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

Condensed Consolidating Balance Sheet
September 30, 2012
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$155,000	$48,582	$36,638	$—	$240,220
Trade, income taxes and other accounts receivable, less allowance for doubtful accounts	23,734	—	63,964	37,792	—	125,490
Due from affiliates	—	2	934,268	3,637	(937,907)	—
Inventory	—	—	551,017	184,339	—	735,356
Prepaid expenses	1,181	24	12,189	15,982	—	29,376
Deferred income tax assets, net	(408)	(423)	38,805	(4,509)	—	33,465
Property and equipment, net	—	—	140,238	62,423	—	202,661
Investment in subsidiaries	(30,403)	2,194,771	367,435	—	(2,531,803)	—
Goodwill and other intangible assets, net	—	—	475,623	185,145	—	660,768
Other assets	—	32,445	1,069	4,950	—	38,464

Total assets	$(5,896)	$2,381,819	$2,633,190	$526,397	$(3,469,710)	$2,065,800

Liabilities and Stockholders' (Deficit) Equity
Accounts payable	$—	$—	$202,560	$59,649	$—	$262,209
Due to affiliates	110,512	761,262	3,637	62,496	(937,907)	—
Accrued liabilities	141	38,171	134,387	27,568	—	200,267
Income taxes payable	—	4,136	4,596	4,272	—	13,004
Long-term debt	—	1,609,308	265	7,657	—	1,617,230
Other liabilities	—	—	21,060	3,172	—	24,232
Deferred income tax liabilities, net	(1,464)	(655)	71,914	(5,852)	—	63,943

Total liabilities	109,189	2,412,222	438,419	158,962	(937,907)	2,180,885
Total stockholders' (deficit) equity	(115,085)	(30,403)	2,194,771	367,435	(2,531,803)	(115,085)

Total liabilities and stockholders' (deficit) equity	$(5,896)	$2,381,819	$2,633,190	$526,397	$(3,469,710)	$2,065,800

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

Condensed Consolidating Balance Sheet
September 30, 2011
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$—	$22,583	$40,898	$—	$63,481
Trade accounts and accounts receivable, other, less allowance for doubtful accounts	—	—	62,749	32,777	—	95,526
Due from affiliates	59,249	3	763,741	3,597	(826,590)	—
Inventory	—	—	505,893	159,353	—	665,246
Prepaid expenses	1,233	63	11,397	13,667	—	26,360
Deferred income tax assets, net	(346)	—	31,661	(2,780)	—	28,535
Property and equipment, net	1	—	130,165	52,323	—	182,489
Investment in subsidiaries	(281,690)	1,862,684	331,346	—	(1,912,340)	—
Goodwill and other intangible assets, net	—	—	476,206	159,325	—	635,531
Other assets	—	20,411	5,650	5,371	—	31,432

Total assets	$(221,553)	$1,883,161	$2,341,391	$464,531	$(2,738,930)	$1,728,600

Liabilities and Stockholders' (Deficit) Equity
Accounts payable	$2	$—	$204,300	$57,812	$—	$262,114
Due to affiliates	—	728,546	62,846	35,198	(826,590)	—
Accrued liabilities	380	33,165	124,888	27,076	—	185,509
Income taxes payable	(1,679)	4,438	2,453	4,167	—	9,379
Long-term debt	—	1,401,855	340	10,920	—	1,413,115
Other liabilities	—	—	24,975	1,179	—	26,154
Deferred income tax liabilities, net	(1,274)	(3,153)	58,905	(3,167)	—	51,311

Total liabilities	(2,571)	2,164,851	478,707	133,185	(826,590)	1,947,582
Total stockholders' (deficit) equity	(218,982)	(281,690)	1,862,684	331,346	(1,912,340)	(218,982)

Total liabilities and stockholders' (deficit) equity	$(221,553)	$1,883,161	$2,341,391	$464,531	$(2,738,930)	$1,728,600

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

Condensed Consolidating Statement of Earnings
Fiscal Year Ended September 30, 2012
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,837,214	$686,430	$—	$3,523,644
Related party sales	—	—	2,899	—	(2,899)	—
Cost of products sold and distribution expenses	—	—	1,406,817	376,467	(2,899)	1,780,385

Gross profit	—	—	1,433,296	309,963	—	1,743,259
Selling, general and administrative expenses	10,391	674	908,964	259,177	—	1,179,206
Depreciation and amortization	1	—	46,159	18,538	—	64,698

Operating earnings (loss)	(10,392)	(674)	478,173	32,248	—	499,355
Interest income	—	—	(26)	(124)	—	(150)
Interest expense	—	137,876	92	594	—	138,562

Earnings (loss) before provision for income taxes	(10,392)	(138,550)	478,107	31,778	—	360,943
Provision (benefit) for income taxes	(4,186)	(53,802)	187,788	(1,921)	—	127,879
Equity in earnings of subsidiaries, net of tax	239,270	324,018	33,699	—	(596,987)	—

Net earnings	$233,064	$239,270	$324,018	$33,699	$(596,987)	$233,064

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

Condensed Consolidating Statement of Earnings
Fiscal Year Ended September 30, 2011
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,639,741	$629,390	$—	$3,269,131
Related party sales	—	—	2,894	—	(2,894)	—
Cost of products sold and distribution expenses	—	—	1,335,030	342,390	(2,894)	1,674,526

Gross profit	—	—	1,307,605	287,000	—	1,594,605
Selling, general and administrative expenses	7,812	560	845,732	232,310	—	1,086,414
Depreciation and amortization	1	—	43,111	16,610	—	59,722

Operating earnings (loss)	(7,813)	(560)	418,762	38,080	—	448,469
Interest income	—	—	(72)	(208)	—	(280)
Interest expense	—	111,894	60	856	—	112,810

Earnings (loss) before provision for income taxes	(7,813)	(112,454)	418,774	37,432	—	335,939
Provision (benefit) for income taxes	(2,945)	(43,613)	161,647	7,125	—	122,214
Equity in earnings of subsidiaries, net of tax	218,593	287,434	30,307	—	(536,334)	—

Net earnings	$213,725	$218,593	$287,434	$30,307	$(536,334)	$213,725

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

Condensed Consolidating Statement of Earnings
Fiscal Year Ended September 30, 2010
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,365,838	$550,252	$—	$2,916,090
Related party sales	—	—	2,881	—	(2,881)	—
Cost of products sold and distribution expenses	—	—	1,211,220	303,377	(2,881)	1,511,716

Gross profit	—	—	1,157,499	246,875	—	1,404,374
Selling, general and administrative expenses	7,661	659	787,828	216,173	—	1,012,321
Depreciation and amortization	1	—	36,414	14,708	—	51,123

Operating earnings (loss)	(7,662)	(659)	333,257	15,994	—	340,930
Interest income	—	—	(74)	(84)	—	(158)
Interest expense	29	112,278	93	740	—	113,140

Earnings (loss) before provision for income taxes	(7,691)	(112,937)	333,238	15,338	—	227,948
Provision (benefit) for income taxes	(2,890)	(43,829)	128,463	2,376	—	84,120
Equity in earnings of subsidiaries, net of tax	148,629	217,737	12,962	—	(379,328)	—

Net earnings	$143,828	$148,629	$217,737	$12,962	$(379,328)	$143,828

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2012
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided by operating activities	$171,980	$3,161	$69,049	$53,392	$—	$297,582

Cash Flows from Investing Activities:
Capital expenditures	—	—	(45,942)	(23,036)	—	(68,978)
Acquisitions, net of cash acquired	—	—	(10,607)	(32,928)	—	(43,535)

Net cash used by investing activities	—	—	(56,549)	(55,964)	—	(112,513)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	2,101,475	14	—	—	2,101,489
Repayments of long-term debt	—	(1,918,339)	(89)	(2,856)	—	(1,921,284)
Debt issuance costs	—	(31,297)	—	—	—	(31,297)
Repurchase of common stock	(200,000)	—	—	—	—	(200,000)
Proceeds from exercises of stock options	28,020	—	—	—	—	28,020
Excess tax benefit from share-based compensation	—	—	13,574	816	—	14,390

Net cash (used) provided by financing activities	(171,980)	151,839	13,499	(2,040)	—	(8,682)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	352	—	352

Net increase (decrease) in cash and cash equivalents	—	155,000	25,999	(4,260)	—	176,739
Cash and cash equivalents, beginning of period	—	—	22,583	40,898	—	63,481

Cash and cash equivalents, end of period	$—	$155,000	$48,582	$36,638	$—	$240,220

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2011
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash (used) provided by operating activities	$(10,942)	$152,377	$112,035	$38,371	$—	$291,841

Cash Flows from Investing Activities:
Capital expenditures	—	—	(41,478)	(18,093)	—	(59,571)
Acquisitions, net of cash acquired	—	—	(84,924)	(2,240)	—	(87,164)

Net cash used by investing activities	—	—	(126,402)	(20,333)	—	(146,735)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	421,300	404	6,901	—	428,605
Repayments of long-term debt	—	(568,300)	(141)	(9,470)	—	(577,911)
Debt issuance costs	—	(5,397)	—	—	—	(5,397)
Proceeds from exercises of stock options	10,942	—	—	—	—	10,942
Excess tax benefit from share-based compensation	—	—	3,712	—	—	3,712

Net cash provided (used) by financing activities	10,942	(152,397)	3,975	(2,569)	—	(140,049)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1,070)	—	(1,070)

Net increase (decrease) in cash and cash equivalents	—	(20)	(10,392)	14,399	—	3,987
Cash and cash equivalents, beginning of period	—	20	32,975	26,499	—	59,494

Cash and cash equivalents, end of period	$—	$—	$22,583	$40,898	$—	$63,481

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2010
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash (used) provided by operating activities	$(808)	$125,000	$31,148	$61,906	$—	$217,246

Cash Flows from Investing Activities:
Capital expenditures	—	—	(32,070)	(16,489)	—	(48,559)
Acquisitions, net of cash acquired	—	—	(3,830)	(32,633)	—	(36,463)

Net cash used by investing activities	—	—	(35,900)	(49,122)	—	(85,022)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	334,000	—	—	—	334,000
Repayments of long-term debt	—	(459,000)	(114)	(2,453)	—	(461,567)
Repurchases of common stock	(70)	—	—	—	—	(70)
Proceeds from exercises of stock options	878	—	—	—	—	878
Excess tax benefit from share-based compensation	—	—	248	—	—	248

Net cash provided (used) by financing activities	808	(125,000)	134	(2,453)	—	(126,511)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(666)	—	(666)

Net increase (decrease) in cash and cash equivalents	—	—	(4,618)	9,665	—	5,047
Cash and cash equivalents, beginning of period	—	20	37,593	16,834	—	54,447

Cash and cash equivalents, end of period	$—	$20	$32,975	$26,499	$—	$59,494

21. Subsequent Events

On August 27, 2012 the Company disclosed in a Current Report on Form 8-K that its Board of Directors has approved a share repurchase program authorizing the Company to repurchase up to $300.0 million of its common stock (the "Share Repurchase Program") and to enter into pre-arranged stock trading plans for the purpose of repurchasing a limited number of shares of the Company's common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions. The Share Repurchase Program will cover the repurchase of shares over the next six fiscal quarters. Repurchases of shares of the Company's common stock are subject to SEC regulations as well as certain price, market volume and timing constraints. During the period from October 1, 2012 to November 2, 2012, the Company purchased approximately 1.1 million shares of its common stock under the Share Repurchase Program at an aggregate cost of $26.4 million.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2012, 2011 and 2010

22. Quarterly Financial Data (Unaudited)

Certain unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2012 and 2011 is summarized below (in thousands, except per share data):

Fiscal Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012:
Net sales	$864,815	$889,281	$886,991	$882,557
Gross profit	$421,857	$436,786	$444,379	$440,236
Net earnings	$30,134	$67,813	$69,487	$65,630
Earnings per common share(a)
Basic	$0.16	$0.36	$0.38	$0.36
Diluted	$0.16	$0.35	$0.37	$0.35
2011:
Net sales	$793,564	$801,805	$836,576	$837,186
Gross profit	$379,391	$391,814	$410,532	$412,868
Net earnings	$40,949	$49,278	$69,143	$54,355
Earnings per common share(a)
Basic	$0.22	$0.27	$0.38	$0.30
Diluted	$0.22	$0.26	$0.37	$0.29
(a)
The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted average number of common shares outstanding for each quarter and for the full year are performed independently.