Form 10-Q
period 2012-12-31
Sally Beauty Holdings, Inc.
filed 2013-02-07
CIK 1368458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2012

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

As of January 31, 2013, there were 175,787,761 shares of the issuer’s common stock outstanding.

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

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission. The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of December 31, 2012 and September 30, 2012, consolidated statements of earnings, consolidated statements of comprehensive income, and consolidated statements of cash flows for the three months ended December 31, 2012 and 2011 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Net sales	$905,441	$864,815
Cost of products sold and distribution expenses	461,073	442,958
Gross profit	444,368	421,857
Selling, general and administrative expenses	305,689	293,014
Depreciation and amortization	16,808	15,553
Operating earnings	121,871	113,290
Interest expense	26,725	63,961
Earnings before provision for income taxes	95,146	49,329
Provision for income taxes	36,163	19,195
Net earnings	$58,983	$30,134

Earnings per share:
Basic	$0.33	$0.16
Diluted	$0.32	$0.16

Weighted average shares:
Basic	178,346	184,689
Diluted	183,386	190,208

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Net earnings	$58,983	$30,134
Other comprehensive income (loss):
Foreign currency translation adjustments	2,658	(1,880)
Deferred gain on interest rate swaps	—	2,444
Total other comprehensive income, before tax	2,658	564
Income taxes related to other comprehensive income	—	(949)
Other comprehensive income (loss), net of tax	2,658	(385)
Total comprehensive income	$61,641	$29,749

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	December 31, 2012	September 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,997	$240,220
Trade accounts receivable, less allowance for doubtful accounts of $2,652 at December 31, 2012 and $2,583 at September 30, 2012	53,869	59,496
Accounts receivable, other	44,364	42,260
Income taxes receivable	1,168	23,734
Inventory	752,427	735,356
Prepaid expenses	26,774	29,376
Deferred income tax assets, net	33,458	33,465
Total current assets	1,060,057	1,163,907
Property and equipment, net of accumulated depreciation of $355,161 at December 31, 2012 and $352,164 at September 30, 2012	212,787	202,661
Goodwill	533,355	532,331
Intangible assets, excluding goodwill, net of accumulated amortization of $62,184 at December 31, 2012 and $59,192 at September 30, 2012	126,020	128,437
Other assets	37,712	38,464
Total assets	$1,969,931	$2,065,800
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,950	$1,908
Accounts payable	255,252	262,209
Accrued liabilities	150,230	200,267
Income taxes payable	15,214	13,004
Total current liabilities	422,646	477,388
Long-term debt	1,614,759	1,615,322
Other liabilities	23,757	24,232
Deferred income tax liabilities, net	65,961	63,943
Total liabilities	2,127,123	2,180,885
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 176,391 and 180,548 shares issued and 176,058 and 180,241 shares outstanding at December 31, 2012 and September 30, 2012, respectively	1,761	1,802
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	436,300	540,007
Accumulated deficit	(587,258)	(646,241)
Accumulated other comprehensive loss, net of tax	(7,995)	(10,653)
Total stockholders’ deficit	(157,192)	(115,085)
Total liabilities and stockholders’ deficit	$1,969,931	$2,065,800

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net earnings	$58,983	$30,134
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,808	15,553
Share-based compensation expense	9,051	8,031
Amortization of deferred financing costs	900	1,646
Excess tax benefit from share-based compensation	(3,824)	(4,085)
Net loss on extinguishment of debt	—	34,558
Deferred income tax expense	1,749	193
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	5,994	4,798
Accounts receivable, other	(2,040)	(2,501)
Income taxes receivable	22,566	—
Inventory	(16,324)	(10,128)
Prepaid expenses	2,781	(2,992)
Other assets	(292)	51
Accounts payable and accrued liabilities	(58,649)	(45,501)
Income taxes payable	5,932	12,991
Other liabilities	(477)	1,231
Net cash provided by operating activities	43,158	43,979
Cash Flows from Investing Activities:
Capital expenditures	(22,949)	(13,838)
Acquisitions, net of cash acquired	—	(42,751)
Net cash used by investing activities	(22,949)	(56,589)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	929,200
Repayments of long-term debt	(530)	(909,145)
Repurchases of common stock	(121,933)	—
Debt issuance costs	—	(12,592)
Proceeds from exercises of stock options	5,996	8,993
Excess tax benefit from share-based compensation	3,824	4,085
Net cash (used) provided by financing activities	(112,643)	20,541
Effect of foreign exchange rate changes on cash and cash equivalents	211	113
Net (decrease) increase in cash and cash equivalents	(92,223)	8,044
Cash and cash equivalents, beginning of period	240,220	63,481
Cash and cash equivalents, end of period	$147,997	$71,525

Supplemental Cash Flow Information:
Interest paid (a)	$52,712	$70,241
Income taxes paid	$6,317	$6,482

(a)   For the three months ended December 31, 2011, interest paid includes $24.4 million in call premiums paid upon the redemption of certain notes.

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or “the Company”) sell professional beauty supplies, through its Sally Beauty Supply retail stores primarily in the U.S., Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Additionally, the Company distributes professional beauty products to salons and salon professionals through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern regions of the U.S., and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of December 31, 2012 and September 30, 2012, and its consolidated results of operations and consolidated cash flows for the three months ended December 31, 2012 and 2011.

Certain amounts for prior fiscal periods have been reclassified to conform to the current fiscal period’s presentation.

All references in these notes to “management” are to the management of Sally Beauty.

2.   Significant Accounting Policies

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The Company adheres to the same accounting policies in the preparation of its interim financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

The results of operations for these interim periods are not necessarily indicative of the results that may be expected for any future interim period or the entire fiscal year.

3.   Comprehensive Income and Accumulated Other Comprehensive (Loss) Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 which amended Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The Company adopted the provisions of ASU No. 2011-05, as amended, effective October 1, 2012. Accordingly, the components of the Company’s other comprehensive income are reported in the accompanying consolidated statements of comprehensive income. The Company’s other comprehensive income has historically consisted of foreign currency translation adjustments, as well as deferred gains (losses) on certain interest rate swaps until the expiration of such swaps in May 2012 (Please see Note 10 for more information about the Company’s interest rate swaps).

For the three months ended December 31, 2012, other comprehensive income consists exclusively of foreign currency translation adjustments of $2.7 million. For the three months ended December 31, 2011, other comprehensive income consists of foreign currency translation adjustments of $1.9 million and deferred gains on certain interest rate swaps of $2.4 million (before income taxes of $0.9 million).

At December 31, 2012 and September 30, 2012, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $8.0 million and $10.7 million and is net of income taxes of $2.9 million and $2.9 million, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

4.   Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

We have not yet adopted and are currently assessing any potential effect of the following recent pronouncement on our consolidated financial statements:

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of an indefinite-lived intangible asset in connection with the impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. This amendment is effective for fiscal years beginning after September 15, 2012. Early application is permitted.

Accounting Changes

The Company made no accounting changes during the three months ended December 31, 2012.

5.   Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, trade and other accounts receivable, accounts payable, foreign currency derivative instruments and debt. The carrying amounts of cash and cash equivalents, trade and other accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The Company measures on a recurring basis and discloses the fair value of its financial instruments under the provisions of ASC Topic 820, Fair Value Measurement, as amended (“ASC 820”). The Company defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of that hierarchy are defined as follows:

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at December 31, 2012 (in thousands):

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$77,502	$77,502	$—	—
Foreign currency forwards (b)	72	—	72	—
Total assets	$77,574	$77,502	$72	—

Liabilities
Long-term debt (c)	$1,754,632	$1,747,000	$7,632	—
Foreign currency forwards (b)	386	—	386	—
Total liabilities	$1,755,018	$1,747,000	$8,018	—

(a)         Cash equivalents, at December 31, 2012, consist of highly liquid investments which have no maturity and are valued using unadjusted quoted market prices for such securities. The Company may from time to time invest in securities with maturities of three

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

months or less (consisting primarily of investment-grade corporate or government bonds), with the primary investment objective of minimizing the potential risk of loss of principal.

(b)         Foreign currency forwards are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as projected foreign currency exchange rates. Please see Note 10 for more information about the Company’s foreign exchange contracts (including foreign currency forwards).

(c)          Long-term debt is carried in the Company’s consolidated financial statements at amortized cost of $1,616,709 at December 31, 2012. The senior notes due 2019 and senior notes due 2022 are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of capital lease obligations), is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 9 for more information about the Company’s debt.

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at September 30, 2012 (in thousands):

	As of September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$155,000	$155,000	$—	—
Foreign currency forwards (b)	4	—	4	—
Total assets	$155,004	$155,000	$4	—

Liabilities
Long-term debt (c)	$1,739,547	$1,731,625	$7,922	—
Foreign currency forwards (b)	132	—	132	—
Total liabilities	$1,739,679	$1,731,625	$8,054	—

(a)         Cash equivalents, at September 30, 2012, consist of highly liquid investments which have no maturity and are valued using unadjusted quoted market prices for such securities. The Company may from time to time invest in securities with maturities of three months or less (consisting primarily of investment-grade corporate or government bonds), with the primary investment objective of minimizing the potential risk of loss of principal.

(b)         Foreign currency forwards are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as projected foreign currency exchange rates. Please see Note 10 for more information about the Company’s foreign exchange contracts (including foreign currency forwards).

(c)          Long-term debt is carried in the Company’s consolidated financial statements at amortized cost of $1,617,230 at September 30, 2012. The senior notes due 2019 and senior notes due 2022 are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of capital lease obligations), is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 9 for more information about the Company’s debt.

6.   Accumulated Stockholders’ Equity (Deficit)

In August 2012, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300.0 million of its common stock (the “Share Repurchase Program”). The Share Repurchase Program covers the repurchase of shares over the six fiscal quarters that commenced on October 1, 2012. During the three months ended December 31, 2012, the Company repurchased and subsequently retired 5.0 million shares of its common stock under the Share Repurchase Program at an aggregate cost of $121.9 million and reduced common stock and additional paid-in capital, in the aggregate, by an equal amount.

7.  Earnings Per Share

Basic earnings per share, is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2012	2011
Net earnings	$58,983	$30,134
Total weighted average basic shares	178,346	184,689
Dilutive securities:
Stock options and stock award programs	5,040	5,519
Total weighted average diluted shares	183,386	190,208
Earnings per share:
Basic	$0.33	$0.16
Diluted	$0.32	$0.16

At December 31, 2012 and 2011, options to purchase 1,578,343 shares and 1,966,491 shares, respectively, of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including unrecognized compensation expense, exceeds the average price per share for the period.

8.   Share-Based Payments

The Company measures the cost of services received from employees, directors and consultants in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and recognizes compensation expense on a straight-line basis over the vesting period or over the period ending on the date a participant becomes eligible for retirement, if earlier.

The Company granted approximately 1.6 million and 2.0 million stock options and approximately 128,000 and 32,000 restricted share awards to its employees and consultants during the three months ended December 31, 2012 and 2011, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.9 million and $5.3 million in the three months ended December 31, 2012 and 2011, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”) and certain predecessor share-based compensation plans. In addition, the Company granted approximately 34,000 and 26,000 restricted stock units to its non-employee directors during the three months ended December 31, 2012 and 2011, respectively.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended December 31,
	2012	2011
Share-based compensation expense	$9,051	$8,031
Income tax benefit related to share-based compensation expense	$3,403	$3,116

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s stock option awards for the three months ended December 31, 2012:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2012	11,861	$10.45	6.5	$173,601
Granted	1,578	23.49
Exercised	(760)	7.89
Forfeited or expired	(34)	19.23
Outstanding at December 31, 2012	12,645	$12.21	6.7	$143,634

Exercisable at December 31, 2012	7,575	$9.14	5.7	$109,318

The following table summarizes additional information about stock options outstanding under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2012 (in Thousands)	Weighted Average Exercise Price
$2.00 — 9.66	6,563	5.2	$7.83	5,875	$7.87
$11.39—23.49	6,082	8.4	16.94	1,700	13.53
Total	12,645	6.7	$12.21	7,575	$9.14

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

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Three Months Ended December 31,
	2012	2011
Expected life (in years)	5.0	5.0
Expected volatility for the Company’s stock	56.3%	58.4%
Risk-free interest rate	0.8%	1.1%
Dividend yield	0.0%	0.0%

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

The weighted average fair value of the stock options issued to the Company’s grantees at the date of grant in the three months ended December 31, 2012 and 2011 was $11.29 and $9.60 per option, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2012 was $12.5 million. The cash proceeds from these option exercises were $6.0 million and the tax benefit realized from these option exercises was $4.2 million.

At December 31, 2012, approximately $23.5 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.7 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Stock Awards

Restricted Stock Awards

The Company from time to time grants restricted stock awards to employees and consultants under the 2010 Plan. A restricted stock award is an award of shares of the Company’s common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer) the restrictions over which lapse ratably over a specified period of time (generally five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to the restrictions lapsing, subject to certain retirement provisions of the 2010 Plan and certain predecessor share-based compensation plans.

The fair value of the Company’s restricted stock awards is expensed on a straight-line basis over the period (generally five years) in which the restrictions on these stock awards lapse (“vesting”) or over the period ending on the date a participant becomes eligible for retirement, if earlier. For these purposes, the fair value of the restricted stock award is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s restricted stock awards for the three months ended December 31, 2012:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2012	307	$10.42	2.5
Granted	128	23.49
Vested	(102)	9.49
Forfeited	—	—
Unvested at December 31, 2012	333	$15.75	3.1

At December 31, 2012, approximately $3.1 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.1 years.

Restricted Stock Units

The Company currently grants Restricted Stock Unit (“RSU” or “RSUs”) awards, which generally vest less than one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of common stock of the Company. Upon vesting, such RSUs are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates. With respect to awards made by the Company after September 30, 2012, an independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of common stock of the Company that would otherwise be issued to such director on the vesting date. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle the vested deferred stock units with shares of the Company’s common stock or in cash.

The Company expenses the cost of the RSUs, which is determined to be the fair value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s RSUs for the three months ended December 31, 2012:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2012	—	$—	—
Granted	34	23.49
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2012	34	$23.49	0.8

At December 31, 2012, approximately $0.6 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.8 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

9.   Short-term Borrowings and Long-term Debt

Details of long-term debt as of December 31, 2012 are as follows (in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$—	Nov. 2015	(i) Prime plus (1.25% to 1.75%) or; (ii) LIBOR (a) plus (2.25% to 2.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022 (b)	859,077	Jun. 2022	5.750% (b)
Other (c)	2,163	2013-2015	4.05% to 5.79%
Total	$1,611,240
Capital leases and other	$5,469
Less: current portion	(1,950)
Total long-term debt	$1,614,759

(a)         London Interbank Offered Rate (“LIBOR”).

(b)         Includes unamortized premium of $9.1 million related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

(c)          Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA (“Sinelco”).

In connection with the Separation Transactions, in November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings LLC) incurred $1,850.0 million of indebtedness by: (i) borrowing $70.0 million under a $400.0 million revolving (asset-based lending (“ABL”)) credit facility; (ii) entering into two senior term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million; and (iii) issuing 9.25% senior notes due 2014 in an aggregate amount of $430.0 million and 10.50% senior subordinated notes due 2016 in an aggregate amount of $280.0 million.

Borrowings under the term loan A facility were paid in full in the fiscal year ended September 30, 2010.

In the fiscal year ended September 30, 2011, Sally Holdings LLC (“Sally Holdings”) entered into a new $400 million, five-year asset-based senior secured loan facility (the “ABL facility”) and terminated its prior ABL credit facility. The availability of funds under the ABL facility is subject to a customary borrowing base comprised of a percentage of our credit card and trade receivables, and of our inventory (minus certain customary reserves) and reduced by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. At December 31, 2012, the Company had $377.0 million available for borrowing under the ABL facility, including the Canadian sub-facility.

In the fiscal year ended September 30, 2012, the Company redeemed in full the 9.25% senior notes due 2014 and 10.50% senior subordinated notes due 2016 and repaid in full its borrowings under the term loan B facility with the net proceeds from the Company’s issuance of $750.0 million aggregate principal amount of its 6.875% Senior Notes due 2019 (the “senior notes due 2019”) and $700.0 million aggregate principal amount of its 5.75% Senior Notes due 2022 (the “senior notes due 2022”). Please see Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for additional information about the Company’s long-term debt.

In addition, in September 2012, the Company issued an additional $150.0 million aggregate principal amount of the senior notes due 2022. The proceeds from this issuance are being used for general corporate purposes, which may include funding acquisitions, share repurchases, or repayments of our outstanding debt obligations. The senior notes due 2022 in this subsequent offering were issued at par plus a premium, which is being amortized over the term of the notes using the effective interest method.

The senior notes due 2019 and the senior notes due 2022 (together, the “senior notes due 2019 and 2022”) are unsecured obligations of Sally Holdings and Sally Capital Inc. (the “Issuers”) and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019 and 2022 is payable semi-annually, during the Company’s first and third fiscal quarters. Please see Note 13 for certain condensed financial statement data pertaining to Sally Beauty, the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

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

Maturities of the Company’s long-term debt are as follows as of December 31, 2012 (in thousands):

Twelve months ending December 31:
2013	$1,177
2014	929
2015	57
2016	—
2017	—
Thereafter	1,609,077
$1,611,240
Capital lease obligations	5,469
Less: current portion	(1,950)
Total	$1,614,759

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At December 31, 2012, the Company’s Secured Leverage Ratio was approximately 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA, as defined in the ABL facility.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019 and 2022 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At December 31, 2012, the Company’s Consolidated Coverage Ratio was approximately 6.6 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense, as defined in the indentures, for such period.

The indentures governing the senior notes due 2019 and 2022 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At December 31, 2012, the Company’s Consolidated Total Leverage Ratio was approximately 2.5 to 1.0. Consolidated Total

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, as amended, Sally Holdings may make Restricted Payments if availability under the ABL facility exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, the same borrowing availability must be maintained and the Consolidated Fixed Charge Coverage Ratio (as defined in the ABL facility) must equal or exceed 1.2 to 1.0. Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the ABL facility, minus certain unfinanced capital expenditures and tax payments to (ii) fixed charges, as specified in the ABL facility. In addition, during any period that availability under the ABL facility is less than the greater of $40.0 million or 15% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.1 to 1.0. As of December 31, 2012, the Consolidated Fixed Charge Coverage Ratio was approximately 4.2 to 1.0.

When used in this Quarterly Report, the phrase “Consolidated EBITDA” is intended to have the meaning ascribed to such phrase in the ABL facility or the indentures governing the senior notes due 2019 and 2022, as appropriate. EBITDA is not a recognized measurement under GAAP and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, total comprehensive income, operating earnings and operating cash flows.

The ABL facility and the indentures governing the senior notes due 2019 and 2022 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of December 31, 2012, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

10.    Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk, and changes in foreign currency exchange rates and in interest rates) primarily: (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of derivative instruments from time to time (including foreign exchange contracts and interest rate swaps) by Sally Holdings.

The Company from time to time uses foreign exchange contracts, as part of its overall economic risk management strategy, to fix the amount of certain foreign assets and obligations relative to its functional and reporting currency (the U.S. dollar) or relative to the functional currency of certain of its consolidated subsidiaries, or to add stability to cash flows resulting from its net investments (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. The Company’s foreign currency exposures at times offset each other thus providing a natural hedge against its foreign currency risk. In connection with the remaining foreign currency risk, the Company uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows thus limiting the potential fluctuations in such cash flows as a result of foreign currency market movements.

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At December 31, 2012, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivatives instruments in connection therewith.

As of December 31, 2012, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million which enabled it to convert a portion of its then variable-interest rate obligations under the term loan B facility, to fixed-interest rate obligations. These agreements were designated and qualified as effective cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, changes in the fair value of these derivative instruments (which were adjusted quarterly) were recorded, net of income tax, in accumulated other comprehensive (loss) income (“OCI”) until the swap agreements expired in May 2012. Amounts previously reported in OCI which were related to such interest rate swaps were

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

reclassified into interest expense, as a yield adjustment, in the same period in which interest on the hedged variable-rate debt obligations affected earnings. As such, for the three months ended December 31, 2011, the Company’s other comprehensive income included deferred gains on these interest swaps of $1.5 million, net of income tax of $0.9 million.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate.

The Company uses foreign exchange contracts including, at December 31, 2012, foreign currency forwards with an aggregate notional amount of $9.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency forwards enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.2772, are with a single counterparty and expire ratably through September 2013.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at December 31, 2012, we hold: (a) a foreign currency forward which enables us to sell approximately €22.0 million ($29.0 million, at the December 31, 2012 exchange rate) at the contractual exchange rate of 1.3239, (b) a foreign currency forward which enables us to sell approximately $2.5 million Canadian dollars ($2.5 million, at the December 31, 2012 exchange rate) at the contractual exchange rate of 0.9951, (c) foreign currency forwards which enable us to buy, in the aggregate,  approximately $15.9 million Canadian dollars ($16.0 million, at the December 31, 2012 exchange rate) at the weighted average contractual exchange rate of 0.9958, (d) a foreign currency forward which enables us to sell approximately 15.5 million Mexican pesos ($1.2 million, at the December 31, 2012 exchange rate) at the contractual exchange rate of 12.9179 and (e) a foreign currency forward which enables us to sell approximately £4.7 million ($7.6 million, at the December 31, 2012 exchange rate) at the contractual exchange rate of 1.6094. The foreign currency forwards discussed in this paragraph are with a single counterparty, other than the counterparties on the other forwards held at December 31, 2012, and expire on or before March 31, 2013.

In addition, the Company uses foreign exchange contracts including, at December 31, 2012, foreign currency forwards with an aggregate notional amount of €2.7 million ($3.6 million, at the December 31, 2012 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8144, are with a single counterparty, other than the counterparties on the other forwards held at December 31, 2012, and expire ratably through September 2013.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. For the three months ended December 31, 2012 and 2011, selling, general and administrative expenses reflect net losses of $1.0 million and net gains of $1.7 million, respectively, including marked-to-market adjustments but excluding the impact of the intercompany balances not permanently invested, in connection with all of the Company’s foreign currency derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2012 and September 30, 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	December 31, 2012	September 30, 2012	Classification	December 31, 2012	September 30, 2012

Derivatives designated as hedging instruments:

None

Derivatives not designated as hedging instruments:

Foreign Exchange Contracts	Prepaid expenses	$72	$4	Accrued liabilities	$386	$132
		$72	$4		$386	$132

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended December 31, 2012 and 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended December 31,			Three Months Ended December 31,
	2012	2011	Classification	2012	2011
Interest Rate Swaps	$—	$1,495	Interest expense	$—	$(2,553)

Derivatives Not Designated as Hedging Instruments	Classification of Gain or (Loss) Recognized into Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended December 31,
		2012	2011
Foreign Exchange Contracts	Selling, general and administrative expenses	$(1,020)	$1,709

Credit-risk-related Contingent Features

At December 31, 2012, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was $0.4 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

The counterparties to all our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. The financial crisis that has affected the banking systems and financial markets in recent years resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity which could expose us to an increased level of counterparty credit risk. In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

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

The IRS is currently conducting an examination of the Company’s consolidated federal income tax returns for the fiscal years ended September 30, 2009, 2010 and 2011. The IRS had previously audited the Company’s consolidated federal income tax returns through the tax year ended September 30, 2006, thus our statute remains open from the year ended September 30, 2007 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2007 forward. Generally, states’ statutes in the United States are open for tax reviews from 2006 forward.

12.   Business Segments

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores which offers professional beauty supplies to both salon professionals and retail customers primarily in North America, Puerto Rico, and parts of South America and Europe and (ii) BSG, including its franchise-based business Armstrong McCall, a full service beauty supply distributor which offers professional brands of beauty products directly to salons and salon professionals through its own sales force and professional-only stores (including franchise stores) in partially exclusive geographical territories in North America, Puerto Rico and parts of Europe.

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Sales

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

between segments, which were eliminated in consolidation, were not material during the three months ended December 31, 2012 and 2011. Segment data for the three months ended December 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended December 31,
	2012	2011
Net sales:
Sally Beauty Supply	$558,816	$536,358
BSG	346,625	328,457
Total	$905,441	$864,815
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$106,087	$101,067
BSG	48,753	43,326
Segment operating profit	154,840	144,393
Unallocated expenses (a)	(23,918)	(23,072)
Share-based compensation expense	(9,051)	(8,031)
Interest expense (b)	(26,725)	(63,961)
Earnings before provision for income taxes	$95,146	$49,329

(a)         Unallocated expenses consist of corporate and shared costs.

(b)         For the three months ended December 31, 2011, interest expense includes a loss on extinguishment of debt of $34.6 million in connection with the Company’s redemption of its senior notes due 2014 and senior subordinated notes due 2016 with the net proceeds of the Company’s new senior notes due 2019.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

13.   Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the condensed consolidated balance sheets as of December 31, 2012 and September 30, 2012, and the condensed consolidated statements of earnings and comprehensive income, and condensed consolidated statements of cash flows for the three months ended December 31, 2012 and 2011 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

December 31, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$77,502	$33,646	$36,849	$—	$147,997
Trade, income taxes and other accounts receivable, less allowance for doubtful accounts	1,168	—	63,569	34,664	—	99,401
Due from affiliates	—	3	989,232	1,305	(990,540)	—
Inventory	—	—	555,768	196,659	—	752,427
Prepaid expenses	714	210	11,887	13,963	—	26,774
Deferred income tax assets, net	(408)	(423)	38,804	(4,515)	—	33,458
Property and equipment, net	—	—	142,724	70,063	—	212,787
Investment in subsidiaries	32,853	2,274,349	371,848	—	(2,679,050)	—
Goodwill and other intangible assets, net	—	—	473,132	186,243	—	659,375
Other assets	—	31,354	1,084	5,274	—	37,712
Total assets	$34,327	$2,382,995	$2,681,694	$540,505	$(3,669,590)	$1,969,931

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$—	$—	$194,838	$60,414	$—	$255,252
Due to affiliates	188,806	726,340	1,305	74,089	(990,540)	—
Accrued liabilities	291	11,246	110,555	28,138	—	150,230
Income taxes payable	3,884	4,218	4,596	2,516	—	15,214
Long-term debt	—	1,609,077	244	7,388	—	1,616,709
Other liabilities	—	—	21,932	1,825	—	23,757
Deferred income tax liabilities, net	(1,462)	(739)	73,875	(5,713)	—	65,961
Total liabilities	191,519	2,350,142	407,345	168,657	(990,540)	2,127,123
Total stockholders’ (deficit) equity	(157,192)	32,853	2,274,349	371,848	(2,679,050)	(157,192)
Total liabilities and stockholders’ (deficit) equity	$34,327	$2,382,995	$2,681,694	$540,505	$(3,669,590)	$1,969,931

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$155,000	$48,582	$36,638	$—	$240,220
Trade, income taxes and other accounts receivable, less allowance for doubtful accounts	23,734	—	63,964	37,792	—	125,490
Due from affiliates	—	2	934,268	3,637	(937,907)	—
Inventory	—	—	551,017	184,339	—	735,356
Prepaid expenses	1,181	24	12,189	15,982	—	29,376
Deferred income tax assets, net	(408)	(423)	38,805	(4,509)	—	33,465
Property and equipment, net	—	—	140,238	62,423	—	202,661
Investment in subsidiaries	(30,403)	2,194,771	367,435	—	(2,531,803)	—
Goodwill and other intangible assets, net	—	—	475,623	185,145	—	660,768
Other assets	—	32,445	1,069	4,950	—	38,464
Total assets	$(5,896)	$2,381,819	$2,633,190	$526,397	$(3,469,710)	$2,065,800

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$—	$—	$202,560	$59,649	$—	$262,209
Due to affiliates	110,512	761,262	3,637	62,496	(937,907)	—
Accrued liabilities	141	38,171	134,387	27,568	—	200,267
Income taxes payable	—	4,136	4,596	4,272	—	13,004
Long-term debt	—	1,609,308	265	7,657	—	1,617,230
Other liabilities	—	—	21,060	3,172	—	24,232
Deferred income tax liabilities, net	(1,464)	(655)	71,914	(5,852)	—	63,943
Total liabilities	109,189	2,412,222	438,419	158,962	(937,907)	2,180,885
Total stockholders’ (deficit) equity	(115,085)	(30,403)	2,194,771	367,435	(2,531,803)	(115,085)
Total liabilities and stockholders’ (deficit) equity	$(5,896)	$2,381,819	$2,633,190	$526,397	$(3,469,710)	$2,065,800

Sally Beauty Holdings Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended December 31, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$718,959	$186,482	$—	$905,441
Related party sales	—	—	818	—	(818)	—
Cost of products sold and distribution expenses	—	—	360,737	101,154	(818)	461,073
Gross profit	—	—	359,040	85,328	—	444,368
Selling, general and administrative expenses	2,476	90	232,559	70,564	—	305,689
Depreciation and amortization	—	—	12,125	4,683	—	16,808
Operating earnings (loss)	(2,476)	(90)	114,356	10,081	—	121,871
Interest expense	—	26,599	4	122	—	26,725
Earnings (loss) before provision for income taxes	(2,476)	(26,689)	114,352	9,959	—	95,146
Provision (benefit) for income taxes	(862)	(10,366)	44,658	2,733	—	36,163
Equity in earnings of subsidiaries, net of tax	60,597	76,920	7,226	—	(144,743)	—
Net earnings	58,983	60,597	76,920	7,226	(144,743)	58,983

Other comprehensive income, net of tax	—	—	—	2,658	—	2,658
Total comprehensive income	$58,983	$60,597	$76,920	$9,884	$(144,743)	$61,641

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended December 31, 2011

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$691,914	$172,901	$—	$864,815
Related party sales	—	—	800	—	(800)	—
Cost of products sold and distribution expenses	—	—	349,947	93,811	(800)	442,958
Gross profit	—	—	342,767	79,090	—	421,857
Selling, general and administrative expenses	2,704	142	226,002	64,166	—	293,014
Depreciation and amortization	—	—	11,104	4,449	—	15,553
Operating earnings (loss)	(2,704)	(142)	105,661	10,475	—	113,290
Interest expense	—	63,786	24	151	—	63,961
Earnings (loss) before provision for income taxes	(2,704)	(63,928)	105,637	10,324	—	49,329
Provision (benefit) for income taxes	(1,001)	(24,794)	41,460	3,530	—	19,195
Equity in earnings of subsidiaries, net of tax	31,837	70,971	6,794	—	(109,602)	—
Net earnings	30,134	31,837	70,971	6,794	(109,602)	30,134

Other comprehensive income (loss), net of tax	—	1,495	—	(1,880)	—	(385)
Total comprehensive income	$30,134	$33,332	$70,971	$4,914	$(109,602)	$29,749

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$115,777	$(77,498)	$(6,331)	$11,210	$—	$43,158

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(12,116)	(10,833)	—	(22,949)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Net cash used by investing activities	—	—	(12,116)	(10,833)	—	(22,949)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	—	(21)	(509)	—	(530)
Repurchases of common stock	(121,933)	—	—	—	—	(121,933)
Proceeds from exercises of stock options	5,996	—	—	—	—	5,996
Excess tax benefit from share-based compensation	160	—	3,532	132	—	3,824
Net cash (used) provided by financing activities	(115,777)	—	3,511	(377)	—	(112,643)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	211	—	211
Net (decrease) increase in cash and cash equivalents	—	(77,498)	(14,936)	211	—	(92,223)
Cash and cash equivalents, beginning of period	—	155,000	48,582	36,638	—	240,220
Cash and cash equivalents, end of period	$—	$77,502	$33,646	$36,849	$—	$147,997

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty and its consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as well as the Risk Factors section contained in that Annual Report and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights For the Three Months Ended December 31, 2012:

•                  Our consolidated sales from company-operated stores that have been open for 14 months or longer increased by 2.8% for the three months ended December 31, 2012, compared to the three months ended December 31, 2011;

•                  Our consolidated net sales for the three months ended December 31, 2012, increased by $40.6 million, or 4.7%, to $905.4 million compared to $864.8 million for the three months ended December 31, 2011;

•                  Our consolidated gross profit for the three months ended December 31, 2012, increased by $22.5 million, or 5.3%, to $444.4 million compared to $421.9 million for the three months ended December 31, 2011. As a percentage of net sales, gross profit increased by 30 basis points to 49.1% for the three months ended December 31, 2012, compared to 48.8% for the three months ended December 31, 2011;

•                  Our consolidated operating earnings for the three months ended December 31, 2012, increased by $8.6 million, or 7.6%, to $121.9 million compared to $113.3 million for the three months ended December 31, 2011. As a percentage of net sales, operating earnings increased by 40 basis points to 13.5% for the three months ended December 31, 2012, compared to 13.1% for the three months ended December 31, 2011;

•                  Net earnings increased by $28.8 million, or 95.7%, to $59.0 million for the three months ended December 31, 2012, compared to $30.1 million for the three months ended December 31, 2011. For the three months ended December 31, 2011, net earnings reflect charges of $34.6 million, before tax, related to our redemption of certain senior notes and our senior subordinated notes. As a percentage of net sales, net earnings increased by 300 basis points to 6.5% for the three months ended December 31, 2012, compared to 3.5% for the three months ended December 31, 2011;

•                  Cash provided by operations was $43.2 million for the three months ended December 31, 2012, compared to $44.0 million for the three months ended December 31, 2011; and

•                  During the three months ended December 31, 2012, we repurchased and subsequently retired 5.0 million shares of our common stock under the share repurchase program approved by our Board of Directors in August 2012, at an aggregate cost of $121.9 million.

Overview

Description of Business

We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,340 company-operated stores and supplied 185 franchised stores, primarily in North America and selected South American and European countries, as of December 31, 2012. We are the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the three months ended December 31, 2012, our consolidated net sales and operating earnings were $905.4 million and $121.9 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of December 31, 2012, Sally Beauty Supply operated 3,306 company-operated retail stores, 2,609 of which are located in the U.S., with the remaining 697 company-operated stores located in Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 26 franchised stores located outside the U.S. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals with between 6,000 and 9,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the three months ended December 31, 2012, Sally Beauty Supply’s net sales and segment operating profit were $558.8 million and $106.1 million, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of December 31, 2012, BSG had 1,034 company-operated stores, supplied 159 franchised stores and had a sales force of approximately 1,035 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,700 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. BSG stores carry leading third-party brands, such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the three months ended December 31, 2012, BSG’s net sales and segment operating profit were $346.6 million and $48.8 million, respectively.

Industry and Business Trends

We operate primarily within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is particularly expected to be driven by increases in consumer demand for hair color, hair loss prevention and hair styling products. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

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

•             Increasing use of exclusive-label products. We offer a broad range of exclusive-label professional beauty products. As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products and, accordingly, we believe that the growth in sales of these products will likely enhance our overall gross margins. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

•             Favorable demographic and consumer trends. We expect the aging baby-boomer population to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends largely on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives in an effort to expand our market reach or to respond to changing consumer preferences. If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer.  Please see “Risk Factors — We may be unable to anticipate changes in consumer preferences and buying trends or manage our product lines and inventory commensurate with consumer demand” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

•             International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on growth opportunities in the international marketplace and to grow our current level of non-U.S. operations. For example, from September 30, 2011 to September 30, 2012 our international company-operated stores increased from 679 stores to 720 stores, excluding the effect of acquisitions. In addition, we have completed a number of international acquisitions over the past three years that increased our European and South American footprint, including our November 2011 acquisition of Kappersservice Floral B.V. and two related companies (together, the “Floral Group”), a distributor of professional beauty products located in the Netherlands; our December 2009 acquisition of Sinelco Group BVBA (“Sinelco”), a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe; and our September 2009 acquisition of Distribuidora Intersalon Limitada (“Intersalon”), a distributor of premier beauty supply products located in Chile. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth opportunities. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth opportunities may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors — We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

•             Continuing consolidation. There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including the evaluation of opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint. We also believe that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, L’Oreal has acquired distributors that compete with BSG in the Midwest, Southeast and West Coast regions of the U.S. and, as a result, L’Oreal directly competes with BSG in certain geographic areas. If L’Oreal or any of our other suppliers acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that BSG will not lose further revenue over time (including within its franchise-based business) due to potential losses of additional products as well as from the increased competition from distribution networks affiliated with any of our suppliers. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

•             Relationships with suppliers.  Sally Beauty Supply and BSG, and their respective suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses (particularly in our industry), these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with suppliers or by acquisitions of existing distributors. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

•             High level of competition. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, drug stores and supermarkets, as well as sellers on the internet and salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

•             Economic conditions. We appeal to a wide demographic consumer profile and offer a broad selection of professional beauty products sold directly to retail consumers, and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate. However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors — The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

•             Controlling expenses. Another important aspect of our business is our ability to control costs, especially in our BSG business segment, by right-sizing the business and maximizing the efficiency of our business structure. Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

•             Opening new stores. Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. The capital requirements to open a U.S.-based Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for international stores costing less or substantially more depending upon the marketplace. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our business, financial condition or results of operations. Please see “Risk Factors — If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

•             Changes to our information technology systems. As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. For example, we are in the process of designing and implementing a standardized enterprise resource planning (“ERP”) system internationally, which we anticipate will be completed over the next few years. In addition, we are currently implementing a point-of-sale system upgrade program in a number of our divisions (primarily in our Sally Beauty Supply operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. Many of our systems are proprietary, and as a result our options are limited in seeking third-party assistance with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Significant Recent Acquisitions

In November 2011, we acquired the Floral Group, a 19-store distributor of professional beauty products based in Eindhoven, the Netherlands, for approximately €22.8 million (approximately $31.2 million), subject to certain adjustments. The results of operations of the Floral Group are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. Goodwill of $15.0 million (which is not expected to be deductible for tax purposes) and intangible assets subject to amortization of $11.8 million were recorded as a result of this acquisition based on their fair values. The final valuation of the assets acquired and liabilities assumed was completed during the second quarter of our fiscal year 2012. The acquisition was funded with cash from operations and with borrowings on our five-year asset-based senior secured loan facility (the “ABL facility”) in the amount of approximately $17.0 million. In addition, during the three months ended December 31, 2011, we completed several other individually immaterial acquisitions at an aggregate cost of approximately $12.0 million and we recorded additional goodwill in the amount of $9.2 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date.

Share Repurchase Program

In August 2012, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $300.0 million of our common stock (the “Share Repurchase Program”). The Share Repurchase Program covers the repurchase of shares over the six fiscal quarters that commenced on October 1, 2012. During the three months ended December 31, 2012, we repurchased and subsequently retired 5.0 million shares of our common stock under the Share Repurchase Program at an aggregate cost of $121.9 million and reduced common stock and additional paid-in capital, in the aggregate, by an equal amount. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II, Other Information, of this Quarterly Report for additional information about the Share Repurchase Program.

Other Significant Items

Derivative Instruments

As a multinational corporation, we are subject to certain market risks including changes in market interest rates and foreign currency fluctuations. We may consider a variety of practices in the ordinary course of business to manage these market risks, including, when deemed appropriate, the use of derivative instruments such as interest rate swaps and foreign currency options, collars and forwards (hereafter, “foreign exchange contracts”). Currently, we do not purchase or hold any derivative instruments for speculative or trading purposes.

Foreign Currency Derivative Instruments

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, from time to time we may have exposure to changes in the exchange rates for the British pound sterling versus the Euro in connection with the sale of products and services among certain European subsidiaries of the Company. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. In connection with the remaining foreign currency risk, the Company from time to time uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

The Company uses foreign exchange contracts including, at December 31, 2012, foreign currency forwards with an aggregate notional amount of $9.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency forwards enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.2772, are with a single counterparty and expire ratably through September 2013.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at December 31, 2012, we hold: (a) a foreign currency forward which enables us to sell approximately €22.0 million ($29.0 million, at the December 31, 2012 exchange rate) at the contractual exchange rate of 1.3239, (b) a foreign currency forward which enables us to sell approximately $2.5 million Canadian dollars ($2.5 million, at the December 31, 2012 exchange rate) at the contractual exchange rate of 0.9951, (c) two foreign currency forwards which enable us to buy, in the aggregate, approximately $15.9 million Canadian dollars ($16.0 million, at the December 31, 2012 exchange rate) at the weighted average contractual exchange rate of 0.9958, (d) a foreign currency forward which enables us to sell approximately 15.5 million Mexican pesos ($1.2 million, at the December 31, 2012 exchange rate) at the contractual exchange rate of 12.9179 and (e) a foreign currency forward which enables us to sell approximately £4.7 million ($7.6 million, at the December 31, 2012 exchange rate) at the contractual exchange rate of 1.6094. The foreign currency forwards discussed in this paragraph are with a single counterparty, other than the counterparties on the other forwards held at December 31, 2012, and expire on or before March 31, 2013.

In addition, the Company uses foreign exchange contracts including, at December 31, 2012, foreign currency forwards with an aggregate notional amount of €2.7 million ($3.6 million, at the December 31, 2012 exchange rate) to mitigate its exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company.

The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8144, are with a single counterparty, other than the counterparties on the other forwards held at December 31, 2012, and expire ratably through September 2013.

The Company’s foreign currency forward agreements are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk” contained in this Quarterly Report on Form 10-Q and Note 15 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for additional information about the Company’s foreign currency derivatives.

Interest Rate Swap Agreements

We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may, from time to time, enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At December 31, 2012, the Company held no interest rate derivative instruments.

Share-Based Compensation Awards

The Company granted approximately 1.6 million and 2.0 million stock options and approximately 128,000 and 32,000 restricted share awards to its employees and consultants during the three months ended December 31, 2012 and 2011, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.9 million and $5.3 million in the three months ended December 31, 2012 and 2011, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan and certain predecessor share-based compensation plans. In addition, the Company granted approximately 34,000 and 26,000 restricted stock units to its non-employee directors during the three months ended December 31, 2012 and 2011, respectively. For the three months ended December 31, 2012 and 2011, total share-based compensation costs charged against earnings were $9.1 million and $8.0 million, respectively.

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

Results of Operations

The following table shows the condensed results of operations of our business and the percentage relationship between net sales and the major categories in our condensed results of operations for the three months ended December 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended December 31,
	2012		2011
Net sales	$905,441	100.0%	$864,815	100.0%
Cost of products sold and distribution expenses	461,073	50.9%	442,958	51.2%
Gross profit	444,368	49.1%	421,857	48.8%
Total other operating costs and expenses	322,497	35.6%	308,567	35.7%
Operating earnings	121,871	13.5%	113,290	13.1%
Interest expense	26,725	3.0%	63,961	7.4%
Earnings before provision for income taxes	95,146	10.5%	49,329	5.7%
Provision for income taxes	36,163	4.0%	19,195	2.2%
Net earnings	$58,983	6.5%	$30,134	3.5%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2012	2011
Net sales:
Sally Beauty Supply	$558,816	$536,358
BSG	346,625	328,457
Consolidated	$905,441	$864,815
Gross profit	$444,368	$421,857
Gross profit margin	49.1%	48.8%
Selling, general and administrative expenses	$305,689	$293,014
Depreciation and amortization	$16,808	$15,553
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$106,087	$101,067
BSG	48,753	43,326
Segment operating profit	154,840	144,393
Unallocated expenses (a)	(23,918)	(23,072)
Share-based compensation expense	(9,051)	(8,031)
Operating earnings	121,871	113,290
Interest expense (b)	(26,725)	(63,961)
Earnings before provision for income taxes	$95,146	$49,329
Segment operating profit margin:
Sally Beauty Supply	19.0%	18.8%
BSG	14.1%	13.2%
Consolidated operating profit margin	13.5%	13.1%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,332	3,205
BSG	1,193	1,158
Consolidated	4,525	4,363
Same store sales growth (c)
Sally Beauty Supply	1.6%	8.0%
BSG	5.6%	5.0%
Consolidated	2.8%	7.1%

(a)         Unallocated expenses consist of corporate and shared costs.

(b)         For the three months ended December 31, 2011, interest expense includes a loss on extinguishment of debt of $34.6 million in connection with the Company’s redemption of its senior notes due 2014 and senior subordinated notes due 2016 with the net proceeds from the issuance of the Company’s new senior notes due 2019.

(c)          Same stores are defined as company-operated stores that have been open for 14 months or longer as of the last day of a month. Our same store sales are calculated in constant dollars and include internet-based sales and the effect of store expansions, if applicable, but do not generally include the sales from stores relocated until 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until 14 months after the acquisition.

The Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended December 31,
	2012	2011	Increase
Net sales:
Sally Beauty Supply	$558,816	$536,358	$22,458	4.2%
BSG	346,625	328,457	18,168	5.5%
Consolidated net sales	$905,441	$864,815	$40,626	4.7%

Gross profit:
Sally Beauty Supply	$304,201	$289,127	$15,074	5.2%
BSG	140,167	132,730	7,437	5.6%
Consolidated gross profit	$444,368	$421,857	$22,511	5.3%

Gross profit margin:
Sally Beauty Supply	54.4%	53.9%	0.5%
BSG	40.4%	40.4%	0.0%
Consolidated gross profit margin	49.1%	48.8%	0.3%

Net Sales

Consolidated net sales increased by $40.6 million, or 4.7%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from 158 company-operated stores opened or acquired during the last twelve months. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $45.5 million, or 5.3%. Incremental sales from stores that have been open for less than 14 months were $7.6 million, or 0.9%, lower for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, due to fewer store openings. Other sales channels (including sales from businesses acquired in the preceding 12 months, sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels), in the aggregate, contributed an increase in sales of approximately $2.7 million, or 0.3%, compared to the three months ended December 31, 2011. Consolidated net sales for the three months ended December 31, 2012, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $2.1 million.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $22.5 million, or 4.2%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from 126 company-operated stores opened or acquired during the last twelve months. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $23.6 million, or 4.4%. Other sales channels (including sales from businesses acquired in the preceding 12 months, sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries), in the aggregate, experienced a decrease in sales of approximately $1.2 million, or 0.2%, compared to the three months ended December 31, 2011. Net sales for Sally Beauty Supply for the three months ended December 31, 2012, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $0.8 million.

Beauty Systems Group.  Net sales for BSG increased by $18.2 million, or 5.5%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from 32 company-operated stores opened or acquired during the last twelve months. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $21.9 million, or 6.7%. Incremental sales from stores that have been open for less than 14 months were $6.7 million, or 2.0%, lower for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, due to fewer store openings. Other sales channels (including sales from businesses acquired in the preceding 12 months, and sales through our franchise-based businesses and our distributor sales consultants), in the aggregate, contributed an increase in sales of approximately $2.9 million, or 0.9%, compared to the three months ended December 31, 2011. Net sales for BSG for the three months ended December 31, 2012, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $1.3 million.

Gross Profit

Consolidated gross profit increased by $22.5 million, or 5.3%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, principally due to higher sales volume in both business segments and improved gross margins in the Sally Beauty Supply segment as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross margin, increased to 49.1% for the three months ended December 31, 2012, compared to 48.8% for the three months ended December 31, 2011. Consolidated gross profit for the three months ended December 31, 2012, is inclusive of a positive impact from changes in foreign currency exchange rates of approximately $1.0 million.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $15.1 million, or 5.2%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, principally as a result of higher sales volume and improved gross margins. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.4% for the three months ended December 31, 2012, compared to 53.9% for the three months ended December 31, 2011. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label and other higher-margin products) and continued benefits from product cost reduction initiatives, partially offset by an increase in distribution expenses in the three months ended December 31, 2012, particularly in some of the segment’s international operations.

Beauty Systems Group.  BSG’s gross profit increased by $7.4 million, or 5.6%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, principally as a result of higher sales volume. BSG’s gross profit as a percentage of net sales was approximately 40.4% for both the three months ended December 31, 2012 and the three months ended December 31, 2011.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $12.7 million, or 4.3%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (approximately 158 additional company-operated stores added since December 31, 2011, a 3.8% increase). Selling, general and administrative expenses, as a percentage of net sales, decreased to 33.8% for the three months ended December 31, 2012, compared to 33.9% for the three months ended December 31, 2011. This decrease was due to a lower growth rate in selling, general and administrative expenses, compared to the growth rate in net sales described above, principally as a result of our cost control efforts.

Depreciation and Amortization

Consolidated depreciation and amortization was $16.8 million for the three months ended December 31, 2012, compared to $15.6 million for the three months ended December 31, 2011. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended December 31,
	2012	2011	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$106,087	$101,067	$5,020	5.0%
BSG	48,753	43,326	5,427	12.5%
Segment operating profit	154,840	144,393	10,447	7.2%
Unallocated expenses	(23,918)	(23,072)	846	3.7%
Share-based compensation expense	(9,051)	(8,031)	1,020	12.7%
Operating earnings	$121,871	$113,290	$8,581	7.6%

Consolidated operating earnings increased by $8.6 million, or 7.6%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, partially offset by higher unallocated expenses and share-based compensation expense, as more fully discussed below. Operating earnings, as a percentage of net sales, increased to 13.5% for the three months ended December 31, 2012, compared to 13.1% for the three months ended December 31, 2011. This increase reflects the increase in consolidated gross margin described above, as well as a reduction in consolidated operating expenses as a percentage of consolidated net sales.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $5.0 million, or 5.0%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. The increase in Sally Beauty Supply’s segment operating earnings was primarily a result of increased sales volume and improved gross margins, partially offset by the incremental costs related to approximately 126 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended December 31, 2012. Segment operating earnings, as a percentage of net sales, were 19.0% for the three months ended December 31, 2012, compared to 18.8% for the three months ended December 31, 2011. This increase reflects the increase in the segment’s gross margin described above, partially offset by an increase in the segment’s operating expenses as a percentage of the segment’s net sales.

Beauty Systems Group.  BSG’s segment operating earnings increased by $5.4 million, or 12.5%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, primarily as a result of increased sales volume. Segment operating earnings, as a percentage of net sales, increased to 14.1% for the three months ended December 31, 2012, compared to 13.2% for the three months ended December 31, 2011. This increase reflects a reduction in the segment’s operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $0.8 million, or 3.7%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. This increase was due primarily to higher corporate expenses related to on-going upgrades to our information technology systems and to certain new business development activities.

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements increased by $1.0 million, or 12.7%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. This increase was mainly due to the incremental expenses related to, as well as the higher fair value at the date of grant of, share-based awards during the three months ended December 31, 2012, compared to share-based awards during the three months ended December 31, 2011, partially offset by the impact of share-based awards that became fully vested since December 31, 2011.

Interest Expense

Interest expense decreased by $37.2 million to $26.7 million for the three months ended December 31, 2012, compared to $64.0 million for the three months ended December 31, 2011. The decrease in interest expense was primarily attributable to a loss on extinguishment of debt of $34.6 million, for the three months ended December 31, 2011, in connection with our redemption of certain senior notes and senior subordinated notes in December 2011. The loss on extinguishment of debt of $34.6 million includes a call premium of approximately $24.4 million paid and unamortized deferred financing costs of approximately $10.2 million expensed in connection with such redemption. In addition, the decrease reflects the impact of lower expense associated with our senior notes due 2019 and the senior notes due 2022 (together, the “senior notes due 2019 and 2022”) compared to the expense associated with the senior notes and senior subordinated notes redeemed in December 2011 and the senior term loan B facility repaid in May 2012.

Provision for Income Taxes

The provision for income taxes was $36.2 million and $19.2 million, and the effective income tax rate was 38.0% and 38.9%, for the three months ended December 31, 2012 and 2011, respectively. The higher effective income tax rate for the three months ended December 31, 2011, compared to our historical annual effective income tax rate of 37.0% to 38.0% (excluding certain non-recurring items), is primarily due to the impact on earnings of non-recurring losses on extinguishment of debt during that interim period.

The annual effective tax rate for the fiscal year 2013 is currently expected to be in the range of 36.5% to 37.5%, versus a comparable actual tax rate for the full fiscal year 2012 of 35.4%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $28.8 million, or 95.7%, to $59.0 million for the three months ended December 31, 2012, compared to $30.1 million for the three months ended December 31, 2011. For the three months ended December 31, 2012, net earnings included a credit of $1.2 million, before tax, resulting from a reversal of an accrual for the settlement of litigation in excess of actual expenses incurred. Net earnings, as a percentage of net sales, were 6.5% for the three months ended December 31, 2012, compared to 3.5% for the three months ended December 31, 2011.

Financial Condition

December 31, 2012 Compared to September 30, 2012

Working capital (current assets less current liabilities) decreased by $49.1 million to $637.4 million at December 31, 2012, compared to $686.5 million at September 30, 2012. The ratio of current assets to current liabilities was 2.51 to 1.00 at December 31, 2012, compared to 2.44 to 1.00 at September 30, 2012. The decrease in working capital reflects a decrease of $103.9 million in current assets and a decrease of $54.7 million in current liabilities. The decrease in current assets as of December 31, 2012, includes a decrease of $92.2 million in cash and cash equivalents primarily due to cash used to repurchase shares of our common stock under the Share Repurchase Program (please see “Liquidity and Capital Resources, Historical Cash Flows” below for a more detailed discussion of sources and uses of cash during the periods covered by this Quarterly Report), a decrease in income taxes receivable of $22.6 million and a decrease of $5.6 million in trade account receivable, partially offset by an increase of $17.1 million in inventory as discussed below. The decrease in current liabilities includes a decrease of $50.0 million in accrued liabilities and a decrease of $7.0 million in accounts payable, partially offset by an increase in income taxes payable of $2.2 million, as discussed below.

Trade accounts receivable, net, decreased by $5.6 million to $53.9 million at December 31, 2012, compared to $59.5 million at September 30, 2012, due primarily to the timing of collections from customers for sales made during the fourth quarter of the fiscal year ended September 30, 2012. Income taxes receivable decreased by $22.6 million due to the Company’s application of certain income taxes receivable amounts against its current income tax liability at December 31, 2012, consistent with applicable tax laws. Inventory increased by $17.1 million to $752.4 million at December 31, 2012, compared to $735.4 million at September 30, 2012 due primarily to the effect of stores opened and product lines added in the three months ended December 31, 2012, as well as the effect of foreign currency translation adjustments.

Accounts payable decreased by $7.0 million to $255.3 million at December 31, 2012, compared to $262.2 million at September 30, 2012 due primarily to the timing of payments to suppliers mainly in connection with recent purchases of merchandise inventory and capital expenditures. Accrued liabilities decreased by $50.0 million to $150.2 million at December 31, 2012, compared to $200.3 million at September 30, 2012, due primarily to the timing of payments of interest on our long-term debt and of employee compensation and compensation-related expenses, as well as the November 2012 settlement of the loss contingency obligation ($10.2 million) recorded in the fourth quarter of the fiscal year 2012. Interest on the senior notes due 2019 and 2022 is payable semi-annually, during the Company’s first and third fiscal quarters. Income taxes payable increased by $2.2 million to $15.2 million at December 31, 2012, compared to $13.0 million at September 30, 2012, due primarily to the incremental income tax liability related to earnings generated in the three months ended December 31, 2012, partially offset by the realization of certain income taxes receivable of $22.6 million, as discussed in the preceding paragraph.

Total stockholders’ deficit, for the three months ended December 31, 2012, increased by $42.1 million primarily as a result of our repurchase and subsequent retirement of 5.0 million shares of our common stock for approximately $121.9 million, partially offset by net earnings of $59.0 million. In addition, the increase in total stockholders’ deficit was partially offset by an increase in additional paid-in capital resulting from share-based compensation expense and the impact of exercises of stock options, in the aggregate, of approximately $18.2 million and a decrease in accumulated other comprehensive loss, net of tax, resulting from foreign currency translation adjustments of $2.7 million.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for additional information on our liquidity and capital resources.

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures and, in the near term, share repurchases. As a holding company, we depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with relevant laws, and covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings’ ability to pay dividends to us. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

We may from time to time repurchase or otherwise retire or refinance our debt (through our subsidiaries or otherwise) and take other steps to reduce or refinance our debt. These actions may include open market repurchases of our notes or other retirements of outstanding debt. The amount of debt that may be repurchased, refinanced or otherwise retired, if any, will be determined in the sole discretion of our Board of Directors and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

In August 2012, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $300.0 million of our common stock (the “Share Repurchase Program”). The Share Repurchase Program covers the repurchase of shares over the six fiscal quarters that commenced on October 1, 2012. During the three months ended December 31, 2012, we repurchased and subsequently retired 5.0 million shares of our common stock under the Share Repurchase Program at an aggregate cost of $121.9 million and reduced common stock and additional paid-in capital, in the aggregate, by an equal amount. At December 31, 2012, we had approximately $178.1 million in unused authorization under the Share Repurchase Program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility. During the month ended January 31, 2013, we repurchased approximately 0.8 million additional shares of our common stock at an aggregate cost of approximately $18.7 million.

Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance anticipated capital expenditures, potential acquisitions over the next 12 months and share repurchases under the Share Repurchase Program.

However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales and operating improvements will be realized, or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes, including funding of capital expenditures, acquisitions, share repurchases and interest payments due on our indebtedness.  There were no funds drawn on the ABL facility during the three months ended December 31, 2012.

As of December 31, 2012, Sally Holdings had $377.0 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

The ABL facility and the indentures governing the senior notes due 2019 and 2022 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of December 31, 2012, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, short-term borrowings under the ABL facility. Our primary uses of cash have been for repayments and service of long-term debt, acquisitions, capital expenditures and, more recently, share repurchases. The following table shows our sources and uses of funds for the three months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,
	2012	2011
Net cash provided by operating activities	$43,158	$43,979
Net cash used by investing activities	(22,949)	(56,589)
Net cash (used) provided by financing activities	(112,643)	20,541
Effect of foreign exchange rates on cash and cash equivalents	211	113
Net (decrease) increase in cash and cash equivalents	$(92,223)	$8,044

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2012 decreased by $0.8 million to $43.2 million, compared to $44.0 million during the three months ended December 31, 2011. This decrease was mainly due to the timing of payments of interest on our long-term debt for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. Interest on the senior notes due 2019 and 2022 is payable semi-annually, during the Company’s first and third fiscal quarters.

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2012 decreased by $33.6 million to $23.0 million, compared to $56.6 million during the three months ended December 31, 2011 primarily due to a decrease of $42.8 million in cash used for acquisitions, net of cash acquired, partially offset by an increase in capital expenditures of $9.1 million, mainly in connection with store openings.

Net Cash (Used) Provided by Financing Activities

Net cash (used) provided by financing activities changed by $133.2 million to cash used of $112.6 million during the three months ended December 31, 2012, compared to cash provided of $20.5 million during the three months ended December 31, 2011. This change was primarily due to cash used to repurchase shares of our common stock of $121.9 million in the three months ended December 31, 2012, as well as a decrease in net proceeds from long-term debt of $20.6 million and a decrease in proceeds from exercises of stock options of $3.0 million, partially offset by a decrease in debt issuance costs paid of $12.6 million.

Credit Facilities

Outstanding Long-Term Debt

In the fiscal year ended September 30, 2011, Sally Holdings LLC (“Sally Holdings”) entered into a new $400 million, five-year asset-based lending (“ABL”) senior secured loan facility and terminated its prior ABL credit facility. The availability of funds under the ABL facility is subject to a customary borrowing base comprised of a percentage of our credit card and trade receivables, and of our inventory (minus certain customary reserves) and reduced by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. At December 31, 2012, the Company had $377.0 million available for borrowing under the ABL facility, including the Canadian sub-facility.

In the fiscal year ended September 30, 2012, the Company redeemed the entire $430.0 million aggregate principal amount of the Company’s 9.25% senior notes due 2014 and the entire $275.0 million aggregate principal amount of the Company’s 10.50% senior subordinated notes due 2016 and paid in full its borrowings under the term loan B facility with the net proceeds from the Company’s issuance of $750.0 million aggregate principal amount of 6.875% Senior Notes due 2019 (the “senior notes due 2019”) and $700.0 million aggregate principal amount of 5.75% Senior Notes due 2022 (the “senior notes due 2022”). Please see Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for additional information about the Company’s long-term debt.

In addition, in September 2012, the Company issued an additional $150.0 million aggregate principal amount of the senior notes due 2022. The proceeds from this issuance are being used for general corporate purposes, which may include funding acquisitions, share repurchases or repayment of our outstanding debt obligations. The senior notes due 2022 in this subsequent offering were issued at par plus a premium, which is being amortized over the term of the notes using the effective interest method.

Details of long-term debt (excluding capitalized leases) as of December 31, 2012 are as follows (dollars in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$—	Nov. 2015	(i) Prime plus (1.25% to 1.75%) or;
			(ii) LIBOR (a) plus (2.25% to 2.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022 (b)	859,077	Jun. 2022	5.750% (b)
Other (c)	2,163	2013-2015	4.05% to 5.79%
Total	$1,611,240

(a)                 London Interbank Offered Rate (“LIBOR”).

(b)                 Includes unamortized premium of $9.1 million related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At December 31, 2012, the Company’s Secured Leverage Ratio was approximately 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness, as defined in the ABL facility, to (ii) Consolidated EBITDA, as defined in the ABL facility.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019 and 2022 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At December 31, 2012, the Company’s Consolidated Coverage Ratio was approximately 6.6 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense, as defined in the indentures, for such period.

The indentures governing the senior notes due 2019 and 2022 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally

Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At December 31, 2012, the Company’s Consolidated Total Leverage Ratio was approximately 2.5 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, as amended, Sally Holdings may make Restricted Payments if availability under the ABL facility exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, the same borrowing availability must be maintained and the Consolidated Fixed Charge Coverage Ratio, as defined in the ABL facility, must equal or exceed 1.2 to 1.0. Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the ABL facility, minus certain unfinanced capital expenditures and tax payments to (ii) fixed charges, as specified in the ABL facility. In addition, during any period that availability under the ABL facility is less than the greater of $40.0 million or 15% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.1 to 1.0. As of December 31, 2012, the Consolidated Fixed Charge Coverage Ratio was approximately 4.2 to 1.0.

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

The ABL facility and the indentures governing the senior notes due 2019 and 2022 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of December 31, 2012, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

Capital Requirements

During the three months ended December 31, 2012, capital expenditures were $23.0 million. For fiscal year 2013, we anticipate total capital expenditures in the range of approximately $85.0 million to $90.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2012.

Off-Balance Sheet Financing Arrangements

At December 31, 2012 and September 30, 2012, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $23.0 million and $22.2 million at December 31, 2012 and September 30, 2012, respectively.

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

Our critical accounting estimates, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, include but are not limited to the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, assessment of long-lived assets and intangible assets for impairment and share-based payments. There have been no material changes to our critical accounting estimates or assumptions since September 30, 2012.

Recent Accounting Pronouncements

We have not yet adopted and are currently assessing any potential effect of the following recent pronouncement on our consolidated financial statements:

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which further amended ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of an indefinite-lived intangible asset in connection with the impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. This amendment is effective for fiscal years beginning after September 15, 2012. Early application is permitted.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting our net investments in subsidiaries and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. For each of the fiscal years 2012, 2011 and 2010, approximately 18% of our net sales were made in currencies other than the U.S. dollar. For the three months ended December 31, 2012, our consolidated net sales reflect approximately $2.1 million in positive impact from changes in foreign currency exchange rates and other comprehensive income reflects $2.7 million in foreign currency translation adjustments. Fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted consolidated net sales by approximately 1.9% in the three months ended December 31, 2012 and would have impacted consolidated net assets by approximately 2.6% at December 31, 2012, without considering the effect of any foreign currency derivative agreements we may have from time to time.

The Company uses foreign exchange contracts including, at December 31, 2012, foreign currency forwards with an aggregate notional amount of $9.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency forwards enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.2772, are with a single counterparty and expire ratably through September 2013.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at December 31, 2012, we hold: (a) a foreign currency forward which enables us to sell approximately €22.0 million ($29.0 million, at the December 31, 2012 exchange rate) at the contractual exchange rate of 1.3239, (b) a foreign currency forward which enables us to sell approximately $2.5 million Canadian dollars ($2.5 million, at the December 31, 2012 exchange rate) at the contractual exchange rate of 0.9951, (c) two foreign currency forwards which enable us to buy an aggregate of approximately $15.9 million Canadian dollars ($16.0 million, at the December 31, 2012 exchange rate) at the weighted average contractual exchange rate of 0.9958, (d) a foreign currency forward which enables us to sell approximately 15.5 million Mexican pesos ($1.2 million, at the December 31, 2012 exchange rate) at the contractual exchange rate of 12.9179 and (e) a foreign currency forward which enables us to sell approximately £4.7 million ($7.6 million, at the December 31, 2012 exchange rate) at the contractual exchange rate of 1.6094. The foreign currency forwards discussed in this paragraph are with a single counterparty, other than the counterparties on the other forwards held at December 31, 2012, and expire on or before March 31, 2013.

In addition, the Company uses foreign exchange contracts including, at December 31, 2012, foreign currency forwards with an aggregate notional amount of €2.7 million ($3.6 million, at the December 31, 2012 exchange rate) to mitigate its exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8144, are with a single counterparty, other than the counterparties on the other forwards held at December 31, 2012, and expire ratably through September 2013.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. For the three months ended December 31, 2012 and 2011, selling, general and administrative expenses reflect net losses of $1.0 million and net gains of $1.7 million, respectively, including marked-to-market adjustments but excluding the impact of the intercompany balances not permanently invested, in connection with all of the Company’s foreign currency derivatives.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At December 31, 2012, there were no borrowings outstanding under our ABL facility outstanding and the Company held no such derivatives instruments. Currently, we do not purchase or hold any derivative instruments for speculative or trading purposes.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks at December 31, 2012.

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2012, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

On March 22, 2011, Mixed Chicks, LLC, a hair care product manufacturer, brought an action against us in the Central District of California alleging that certain of our marks and trade dress infringed on certain of its rights and trade dress. Mixed Chicks, LLC sought damages and injunctive relief. The Company believed, and continues to believe that it did not infringe upon the rights and trade dress of Mixed Chicks, LLC. After conclusion of a trial, however, on November 2, 2012, a jury found that infringement had occurred on the trademark and trade dress in question and awarded Mixed Chicks, LLC $839,535 in actual damages and $7,275,000 in punitive damages. The court could also have, in its discretion, required us to disgorge profits earned from the sale of the MIXED SILK products and pay Mixed Chicks, LLC its reasonable fees and costs incurred in the case. Based upon the verdict rendered, we recorded $10.2 million in legal settlement costs, which we believed to be our best estimate of the potential loss as of September 30, 2012. During the three months ended December 31, 2012, the parties continued to engage in negotiations aimed at resolving the matter and, in November 2012, the Company entered into a settlement agreement with Mixed Chicks, LLC whereby the Company agreed to pay Mixed Chicks, LLC the one-time cash sum of $8.5 million and agreed to certain other terms of settlement in exchange for a full release of claims.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in that report are not the only risks facing our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended December 31, 2012:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2012	1,085,799	$24.32	1,085,799	$273,591,258.47
November 1 through November 30, 2012	1,518,610	24.68	2,604,409	236,118,523.72
December 1 through December 31, 2012	2,412,086	24.07	5,016,495	178,066,834.69
Total this quarter	5,016,495	$24.31	5,016,495	$178,066,834.69

(1)         The table above does not include 29,253 shares of the Company’s common stock surrendered by employees of the Company to satisfy tax withholding obligations due upon the vesting of restricted stock awards under the Company’s share-based compensation plans.

(2)         On August 27, 2012, the Company announced that its Board of Directors approved a share repurchase program authorizing it to repurchase up to $300.0 million of its common stock over the 18-month period that began on October 1, 2012 (the “Share Repurchase Program”). The Share Repurchase Program expires on or about March 31, 2014. There have been no other share repurchase plans publicly announced by the Company.

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

Fourth Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated August 27, 2012, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 27, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty*

101

Pursuant to Rule 406T of Regulation S-T, the following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements.

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

Date: February 7, 2013

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer