Form 10-Q
period 2013-03-31
Sally Beauty Holdings, Inc.
filed 2013-05-02
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2013

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

As of April 26, 2013, there were 169,778,170 shares of the issuer’s common stock outstanding.

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

•             generating the significant amount of cash needed to service our debt and refinancing all or a portion of our indebtedness or obtaining additional financing on favorable terms, if at all;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of March 31, 2013 and September 30, 2012, the consolidated statements of earnings and consolidated statements of comprehensive income for the three and six months ended March 31, 2013 and 2012, and the consolidated statements of cash flows for the six months ended March 31, 2013 and 2012 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales	$898,239	$889,281	$1,803,680	$1,754,096
Cost of products sold and distribution expenses	453,785	452,495	914,858	895,453
Gross profit	444,454	436,786	888,822	858,643
Selling, general and administrative expenses	299,370	289,189	605,059	582,203
Depreciation and amortization	17,247	15,940	34,055	31,493
Operating earnings	127,837	131,657	249,708	244,947
Interest expense	26,779	22,355	53,503	86,316
Earnings before provision for income taxes	101,058	109,302	196,205	158,631
Provision for income taxes	36,169	41,489	72,332	60,684
Net earnings	$64,889	$67,813	$123,873	$97,947

Earnings per share:
Basic	$0.37	$0.36	$0.70	$0.53
Diluted	$0.36	$0.35	$0.69	$0.51

Weighted average shares:
Basic	173,461	186,335	175,930	185,514
Diluted	178,389	191,684	180,743	190,662

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net earnings	$64,889	$67,813	$123,873	$97,947
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,794)	10,975	(9,136)	9,095
Deferred gain on interest rate swaps	—	2,328	—	4,771
Total other comprehensive income, before tax	(11,794)	13,303	(9,136)	13,866
Income taxes related to other comprehensive income	—	(903)	—	(1,851)
Other comprehensive income (loss), net of tax	(11,794)	12,400	(9,136)	12,015
Total comprehensive income	$53,095	$80,213	$114,737	$109,962

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31, 2013	September 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,256	$240,220
Trade accounts receivable, less allowance for doubtful accounts of $2,532 at March 31, 2013 and $2,583 at September 30, 2012	56,859	59,496
Accounts receivable, other	40,560	42,260
Income taxes receivable	15,782	23,734
Inventory	752,741	735,356
Prepaid expenses	26,900	29,376
Deferred income tax assets, net	33,515	33,465
Total current assets	988,613	1,163,907
Property and equipment, net of accumulated depreciation of $360,712 at March 31, 2013 and $352,164 at September 30, 2012	216,903	202,661
Goodwill	529,137	532,331
Intangible assets, excluding goodwill, net of accumulated amortization of $65,291 at March 31, 2013 and $59,192 at September 30, 2012	121,076	128,437
Other assets	36,340	38,464
Total assets	$1,892,069	$2,065,800
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$24,475	$1,908
Accounts payable	254,286	262,209
Accrued liabilities	175,864	200,267
Income taxes payable	10,587	13,004
Total current liabilities	465,212	477,388
Long-term debt	1,613,893	1,615,322
Other liabilities	23,680	24,232
Deferred income tax liabilities, net	69,793	63,943
Total liabilities	2,172,578	2,180,885
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 170,253 and 180,548 shares issued and 169,921 and 180,241 shares outstanding at March 31, 2013 and September 30, 2012, respectively	1,699	1,802
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	259,949	540,007
Accumulated deficit	(522,368)	(646,241)
Accumulated other comprehensive loss, net of tax	(19,789)	(10,653)
Total stockholders’ deficit	(280,509)	(115,085)
Total liabilities and stockholders’ deficit	$1,892,069	$2,065,800

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net earnings	$123,873	$97,947
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,055	31,493
Share-based compensation expense	12,313	10,976
Amortization of deferred financing costs	1,810	2,992
Excess tax benefit from share-based compensation	(8,294)	(9,124)
Net loss on extinguishment of debt	—	35,145
Deferred income tax expense	6,082	(285)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	2,489	8,076
Accounts receivable, other	1,510	(2,805)
Income taxes receivable	7,952	—
Inventory	(22,343)	(10,631)
Prepaid expenses	2,130	1,463
Other assets	(33)	1,126
Accounts payable and accrued liabilities	(30,970)	(30,440)
Income taxes payable	6,057	1,838
Other liabilities	(464)	319
Net cash provided by operating activities	136,167	138,090
Cash Flows from Investing Activities:
Capital expenditures	(43,112)	(26,956)
Acquisitions, net of cash acquired	(670)	(43,154)
Net cash used by investing activities	(43,782)	(70,110)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	58,500	929,200
Repayments of long-term debt	(36,947)	(1,010,474)
Repurchases of common stock	(313,349)	—
Debt issuance costs	—	(15,191)
Proceeds from exercises of stock options	13,256	20,111
Excess tax benefit from share-based compensation	8,294	9,124
Net cash used by financing activities	(270,246)	(67,230)
Effect of foreign exchange rate changes on cash and cash equivalents	(103)	579
Net (decrease) increase in cash and cash equivalents	(177,964)	1,329
Cash and cash equivalents, beginning of period	240,220	63,481
Cash and cash equivalents, end of period	$62,256	$64,810

Supplemental Cash Flow Information:
Interest paid (a)	$53,373	$77,819
Income taxes paid	$52,998	$60,746

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

Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2013 and September 30, 2012, its consolidated results of operations for the three and six months ended March 31, 2013 and 2012, and its consolidated cash flows for the six months ended March 31, 2013 and 2012.

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

3.   Comprehensive Income and Accumulated Other Comprehensive (Loss) Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 which amended Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The Company adopted the provisions of ASU No. 2011-05, as amended, effective October 1, 2012. Accordingly, the components of the Company’s other comprehensive income are reported in the accompanying consolidated statements of comprehensive income. The Company’s other comprehensive (loss) income has historically consisted of foreign currency translation adjustments, as well as deferred gains (losses) on certain interest rate swaps until the expiration of such swaps in May 2012 (Please see Note 11 for more information about the Company’s interest rate swaps).

For the three and six months ended March 31, 2013, other comprehensive loss consists exclusively of foreign currency translation adjustments of $11.8 million and $9.1 million, respectively. For the three months ended March 31, 2012, other comprehensive income consists of foreign currency translation adjustments of $11.0 million and deferred gains on certain interest rate swaps of $2.3 million (before income taxes of $0.9 million). For the six months ended March 31, 2012, other comprehensive income consists of foreign currency translation adjustments of $9.1 million and deferred gains on certain interest rate swaps of $4.8 million (before income taxes of $1.9 million).

At March 31, 2013 and September 30, 2012, accumulated other comprehensive loss (“AOCI”) consists of cumulative foreign currency translation adjustments of $19.8 million and $10.7 million and is net of income taxes of $2.9 million and $2.9 million, respectively. Any amounts previously reported in AOCI which were related to the interest rate swaps discussed above were

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

reclassified into interest expense, as a yield adjustment, in the same period in which interest on the hedged variable-rate debt obligations affected earnings.

4.   Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of AOCI. This amendment requires an entity to present the changes in each component of AOCI for the periods presented, to separately report significant amounts reclassified from each component of AOCI and to disclose among other things the components, if any, of net income affected by such reclassifications. The disclosures about such reclassifications must be presented either parenthetically on the face of the financial statements or disclosed in the notes to the financial statements. As permitted, the Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of an indefinite-lived intangible asset in connection with the impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. As permitted, the Company adopted the provisions of ASU No. 2012-02 effective January 1, 2013 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Accounting Changes

The Company made no accounting changes during the six months ended March 31, 2013.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at March 31, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$—	$—	$—	—
Foreign currency forwards (b)	113	—	113	—
Total assets	$113	$—	$113	—

Liabilities
Long-term debt (c)	$1,748,148	$1,718,625	$29,523	—
Foreign currency forwards (b)	176	—	176	—
Total liabilities	$1,748,324	$1,718,625	$29,699	—

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

(b)         Foreign currency forwards are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as projected foreign currency exchange rates. Please see Note 11 for more information about the Company’s foreign exchange contracts (including foreign currency forwards).

(c)          Long-term debt (including borrowings under the ABL facility) is carried in the Company’s consolidated financial statements at amortized cost of $1,638.4 million at March 31, 2013 and $1,617.2 million at September 30, 2012. The senior notes due 2019 and senior notes due 2022 are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility and capital lease obligations), is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 10 for more information about the Company’s debt.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

6.   Accumulated Stockholders’ Equity (Deficit)

In August 2012, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300.0 million of its common stock (the “2012 Share Repurchase Program”). In addition, on March 5, 2013, the Company announced that its Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $700.0 million of its common stock over the next eight quarters (the “2013 Share Repurchase Program”). In connection with the authorization of the 2013 Share Repurchase Program, the Company’s Board of Directors terminated the 2012 Share Repurchase Program.

Prior to such termination, the Company had repurchased approximately 10.4 million shares at a cost of $266.4 million under the 2012 Share Repurchase Program. In addition, during the period from March 5, 2013 through March 31, 2013, the Company repurchased approximately 1.6 million shares at a cost of $46.9 million under the 2013 Share Repurchase Program.

During the six months ended March 31, 2013, the Company repurchased and subsequently retired, in the aggregate, approximately 12.0 million shares of its common stock under the 2012 Share Repurchase Program or the 2013 Share Repurchase Program at an aggregate cost of $313.3 million and reduced common stock and additional paid-in capital, in the aggregate, by an equal amount.

7.   Earnings Per Share

Basic earnings per share, is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net earnings	$64,889	$67,813	$123,873	$97,947
Total weighted average basic shares	173,461	186,335	175,930	185,514
Dilutive securities:
Stock options and stock award programs	4,928	5,349	4,813	5,148
Total weighted average diluted shares	178,389	191,684	180,743	190,662
Earnings per share:
Basic	$0.37	$0.36	$0.70	$0.53
Diluted	$0.36	$0.35	$0.69	$0.51

At March 31, 2013, options to purchase 1,577,766 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share for both the three and six months ended March 31, 2013 since these options were anti-dilutive. In addition, options to purchase 44,340 and 1,964,831 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended March 31, 2012, respectively, since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period.

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

The Company granted approximately 1.6 million and 2.0 million stock options and approximately 128,000 and 32,000 restricted share awards to its employees and consultants during the six months ended March 31, 2013 and 2012, respectively. Upon

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.9 million and $5.3 million in the six months ended March 31, 2013 and 2012, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”) and certain predecessor share-based compensation plans. In addition, the Company granted approximately 34,000 and 26,000 restricted stock units to its non-employee directors during the six months ended March 31, 2013 and 2012, respectively.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for the periods presented for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Share-based compensation expense	$3,262	$2,945	$12,313	$10,976
Income tax benefit related to share-based compensation expense	$1,168	$1,143	$4,570	$4,259

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

The following table presents a summary of the activity for the Company’s stock option awards for the six months ended March 31, 2013:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2012	11,861	$10.45	6.5	$173,601
Granted	1,578	23.49
Exercised	(1,623)	8.18
Forfeited or expired	(40)	18.54
Outstanding at March 31, 2013	11,776	$12.49	6.6	$198,941

Exercisable at March 31, 2013	6,738	$9.23	5.4	$135,784

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes additional information about stock options outstanding under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2013 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2013 (in Thousands)	Weighted Average Exercise Price
$2.00 – 9.66	5,846	5.0	$7.87	5,185	$7.92
$11.39 – 23.49	5,930	8.2	17.04	1,553	13.59
Total	11,776	6.6	$12.49	6,738	$9.23

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

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Six Months Ended March 31,
	2013	2012
Expected life (in years)	5.0	5.0
Expected volatility for the Company’s stock	56.3%	58.4%
Risk-free interest rate	0.8%	1.1%
Dividend yield	0.0%	0.0%

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

The weighted average fair value of the stock options issued to the Company’s grantees at the date of grant in the six months ended March 31, 2013 and 2012 was $11.29 and $9.60 per option, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2013 was $29.4 million. The cash proceeds from these option exercises were $13.3 million and the tax benefit realized from these option exercises was $9.9 million.

At March 31, 2013, approximately $20.7 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.6 years.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s restricted stock awards for the six months ended March 31, 2013:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2012	307	$10.42	2.5
Granted	128	23.49
Vested	(103)	9.48
Forfeited	—	—
Unvested at March 31, 2013	332	$15.77	3.0

At March 31, 2013, approximately $2.8 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.0 years.

Restricted Stock Units

The Company currently grants Restricted Stock Unit (“RSU” or “RSUs”) awards, which generally vest less than one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of common stock of the Company. Upon vesting, RSUs are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates. With respect to awards made by the Company after September 30, 2012, an independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of common stock of the Company that would otherwise be issued to such director on the vesting date. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle the vested deferred stock units with shares of the Company’s common stock or in cash.

The Company expenses the cost of the RSUs, which is determined to be the fair value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s RSUs for the six months ended March 31, 2013:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2012	—	$—	—
Granted	34	23.49
Vested	—	—
Forfeited	(4)	23.49
Unvested at March 31, 2013	30	$23.49	0.5

At March 31, 2013, approximately $0.4 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.5 years.

9.   Goodwill and Intangible Assets

The Company completed its annual assessment of goodwill for impairment during the quarter ended March 31, 2013. No impairment losses were recognized in the current or prior periods presented in connection with the Company’s goodwill.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended ASC 350. This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of an indefinite-lived intangible asset in connection with the impairment test unless the entity determines, based on the qualitative

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

assessment, that it is more likely than not that the asset is impaired. As permitted, the Company adopted the provisions of ASU No. 2012-02 effective January 1, 2013.

The Company completed its annual assessment of intangible assets, other than goodwill, including indefinite-lived intangible assets, for impairment during the quarter ended March 31, 2013. No impairment losses were recognized in the current or prior periods presented in connection with the Company’s intangible assets.

10.   Short-term Borrowings and Long-term Debt

Details of long-term debt as of March 31, 2013 are as follows (in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$22,500	Nov. 2015	(i) Prime plus (1.25% to 1.75%) or; (ii) LIBOR (a) plus (2.25% to 2.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022 (b)	858,845	Jun. 2022	5.750% (b)
Other (c)	1,886	2014-2015	4.93% to 5.79%
Total	$1,633,231
Capital leases and other	$5,137
Less: current portion	(24,475)
Total long-term debt	$1,613,893

(a)         London Interbank Offered Rate (“LIBOR”).

(b)         Includes unamortized premium of $8.8 million related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

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

In the fiscal year ended September 30, 2011, Sally Holdings LLC (“Sally Holdings”) entered into a new $400 million, five-year asset-based senior secured loan facility (the “ABL facility”) and terminated its prior ABL credit facility. The availability of funds under the ABL facility is subject to a customary borrowing base comprised of a percentage of our credit card and trade receivables, and of our inventory (minus certain customary reserves) and reduced by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. At March 31, 2013, the Company had $355.9 million available for borrowing under the ABL facility, including the Canadian sub-facility.

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

In addition, in September 2012, the Company issued an additional $150.0 million aggregate principal amount of the senior notes due 2022. The proceeds from this issuance were used for general corporate purposes. The senior notes due 2022 in this subsequent offering were issued at par plus a premium, which is being amortized over the term of the notes using the effective interest method.

The senior notes due 2019 and the senior notes due 2022 (together, the “senior notes due 2019 and 2022”) are unsecured obligations of Sally Holdings and Sally Capital Inc. (together, the “Issuers”) and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019 and 2022 is payable semi-annually, during the Company’s first and third fiscal quarters. Please see Note 14 for certain condensed financial statement data pertaining to Sally Beauty, the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

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

Maturities of the Company’s long-term debt are as follows as of March 31, 2013 (in thousands):

Twelve months ending March 31:
2014	$23,713
2015	643
2016	30
2017	—
2018	—
Thereafter	1,608,845
$1,633,231
Capital lease obligations	5,137
Less: current portion	(24,475)
Total	$1,613,893

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At March 31, 2013, the Company’s Secured Leverage Ratio was approximately 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA, as defined in the ABL facility.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019 and 2022 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At March 31, 2013, the Company’s Consolidated Coverage Ratio was approximately 6.2 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense, as defined in the indentures, for such period.

The indentures governing the senior notes due 2019 and 2022 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

 (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At March 31, 2013, the Company’s Consolidated Total Leverage Ratio was approximately 2.6 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, as amended, Sally Holdings may make Restricted Payments if availability under the ABL facility exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, the same borrowing availability must be maintained and the Consolidated Fixed Charge Coverage Ratio (as defined in the ABL facility) must equal or exceed 1.2 to 1.0. Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the ABL facility, minus certain unfinanced capital expenditures and tax payments to (ii) fixed charges, as specified in the ABL facility. In addition, during any period that availability under the ABL facility is less than the greater of $40.0 million or 15% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.1 to 1.0. As of March 31, 2013, the Consolidated Fixed Charge Coverage Ratio was approximately 4.5 to 1.0.

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

The ABL facility and the indentures governing the senior notes due 2019 and 2022 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of March 31, 2013, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The Company from time to time uses foreign exchange contracts, as part of its overall economic risk management strategy, to fix the amount of certain foreign assets and obligations relative to its functional and reporting currency (the U.S. dollar) or relative to the functional currency of certain of its consolidated subsidiaries, or to add stability to cash flows resulting from its net investments (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. The Company’s foreign currency exposures at times offset each other, sometimes providing a natural hedge against its foreign currency risk. In connection with the remaining foreign currency risk, the Company uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows thus limiting the potential fluctuations in such cash flows as a result of foreign currency market movements.

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At March 31, 2013, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivatives instruments in connection therewith.

As of March 31, 2013, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Designated Cash Flow Hedges

In 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million which enabled it to convert a portion of its then variable-interest rate obligations under the term loan B facility, to fixed-interest rate obligations. These agreements were designated and qualified as effective cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, changes in the fair value of these derivative instruments (which were adjusted quarterly) were recorded, net of income tax, in accumulated other comprehensive (loss) income (“AOCI”) until the swap agreements expired in May 2012. Amounts previously reported in AOCI which were related to such interest rate swaps were reclassified into interest expense, as a yield adjustment, in the same period in which interest on the hedged variable-rate debt obligations affected earnings. As such, for the three and six months ended March 31, 2012, the Company’s other comprehensive income included deferred gains on these interest swaps of $1.4 million and $2.9 million, respectively, net of income tax of $0.9 million and $1.9 million, respectively.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate.

The Company uses foreign exchange contracts including, at March 31, 2013, foreign currency forwards with an aggregate notional amount of $6.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency forwards enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.2772, are with a single counterparty and expire ratably through September 2013.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at March 31, 2013, we held: (a) a foreign currency forward which enables us to sell approximately €26.7 million ($34.3 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 1.2867, (b) a foreign currency forward which enables us to sell approximately $3.8 million Canadian dollars ($3.7 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 1.0187, (c) a foreign currency forward which enables us to buy approximately $15.9 million Canadian dollars ($15.6 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 1.0179, (d) a foreign currency forward which enables us to sell approximately 9.3 million Mexican pesos ($0.8 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 12.3495 and (e) a foreign currency forward which enables us to sell approximately £12.9 million ($19.7 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 1.5146. The foreign currency forwards discussed in this paragraph are with a single counterparty, not the same party as the counterparties on the other forwards held at March 31, 2013, and expire on or before June 30, 2013.

In addition, the Company uses foreign exchange contracts including, at March 31, 2013, foreign currency forwards with an aggregate notional amount of €1.8 million ($2.3 million, at the March 31, 2013 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8149, are with a single counterparty, not the same party as the counterparties on the other forwards held at March 31, 2013, and expire ratably through September 2013.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net gains of $1.3 million and net losses of $1.3 million for the three months ended March 31, 2013 and 2012, respectively; and net gains of $0.3 million and $0.4 million for the six months ended March 31, 2013 and 2012, respectively, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2013 and September 30, 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	March 31, 2013	September 30, 2012	Classification	March 31, 2013	September 30, 2012
Derivatives designated as hedging instruments:

None

Derivatives not designated as hedging instruments:

Foreign Exchange Contracts	Prepaid expenses	$113	$4	Accrued liabilities	$176	$132
		$113	$4		$176	$132

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended March 31, 2013 and 2012 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012	Classification	2013	2012
Interest Rate Swaps	$—	$1,425	Interest expense	$—	$(2,508)

Derivatives Not Designated as Hedging Instruments	Classification of Gain or (Loss) Recognized into Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2013	2012
Foreign Exchange Contracts	Selling, general and administrative expenses	$1,305	$(1,337)

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the six months ended March 31, 2013 and 2012 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended March 31,			Six Months Ended March 31,
	2013	2012	Classification	2013	2012
Interest Rate Swaps	$—	$2,920	Interest expense	$—	$(5,061)

Derivatives Not Designated as Hedging Instruments	Classification of Gain or (Loss) Recognized into Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Six Months Ended March 31,
		2013	2012
Foreign Exchange Contracts	Selling, general and administrative expenses	$285	$372

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Credit-risk-related Contingent Features

At March 31, 2013, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was $0.2 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Sales between segments, which were eliminated in consolidation, were not material during the three and six months ended March 31, 2013 and 2012. Segment data for the three and six months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales:
Sally Beauty Supply	$555,977	$553,973	$1,114,793	$1,090,331
BSG	342,262	335,308	688,887	663,765
Total	$898,239	$889,281	$1,803,680	$1,754,096
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$105,956	$111,334	$212,043	$212,400
BSG	49,821	45,597	98,573	88,924
Segment operating profit	155,777	156,931	310,616	301,324
Unallocated expenses (a)	(24,678)	(22,329)	(48,595)	(45,401)
Share-based compensation expense	(3,262)	(2,945)	(12,313)	(10,976)
Interest expense (b)	(26,779)	(22,355)	(53,503)	(86,316)
Earnings before provision for income taxes	$101,058	$109,302	$196,205	$158,631

(a)         Unallocated expenses consist of corporate and shared costs.

(b)         For the six months ended March 31, 2012, interest expense includes a loss on extinguishment of debt of $34.6 million in connection with the Company’s redemption of its senior notes due 2014 and senior subordinated notes due 2016 with the net proceeds of the Company’s senior notes due 2019.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

14.   Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the condensed consolidated balance sheets as of March 31, 2013 and September 30, 2012, the condensed consolidated statements of earnings and comprehensive income for the three and six months ended March 31, 2013 and 2012, and condensed consolidated statements of cash flows for the six months ended March 31, 2013 and 2012 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$—	$28,874	$33,382	$—	$62,256
Trade, income taxes and other accounts receivable, less allowance for doubtful accounts	12,494	—	62,644	38,063	—	113,201
Due from affiliates	—	2	1,090,849	1,516	(1,092,367)	—
Inventory	—	—	557,876	194,865	—	752,741
Prepaid expenses	411	152	12,432	13,905	—	26,900
Deferred income tax assets, net	(408)	(423)	38,804	(4,458)	—	33,515
Property and equipment, net	—	—	144,512	72,391	—	216,903
Investment in subsidiaries	87,511	2,345,364	360,712	—	(2,793,587)	—
Goodwill and other intangible assets, net	—	—	470,695	179,518	—	650,213
Other assets	—	30,212	1,095	5,033	—	36,340
Total assets	$100,008	$2,375,307	$2,768,493	$534,215	$(3,885,954)	$1,892,069

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$—	$—	$204,714	$49,572	$—	$254,286
Due to affiliates	381,820	617,088	1,516	91,943	(1,092,367)	—
Accrued liabilities	224	36,487	112,395	26,758	—	175,864
Income taxes payable	—	3,500	4,596	2,491	—	10,587
Long-term debt	—	1,631,345	223	6,800	—	1,638,368
Other liabilities	—	—	21,834	1,846	—	23,680
Deferred income tax liabilities, net	(1,527)	(624)	77,851	(5,907)	—	69,793
Total liabilities	380,517	2,287,796	423,129	173,503	(1,092,367)	2,172,578
Total stockholders’ (deficit) equity	(280,509)	87,511	2,345,364	360,712	(2,793,587)	(280,509)
Total liabilities and stockholders’ (deficit) equity	$100,008	$2,375,307	$2,768,493	$534,215	$(3,885,954)	$1,892,069

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended March 31, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$729,330	$168,909	$—	$898,239
Related party sales	—	—	652	—	(652)	—
Cost of products sold and distribution expenses	—	—	361,846	92,591	(652)	453,785
Gross profit	—	—	368,136	76,318	—	444,454
Selling, general and administrative expenses	2,657	85	226,988	69,640	—	299,370
Depreciation and amortization	—	—	12,432	4,815	—	17,247
Operating earnings (loss)	(2,657)	(85)	128,716	1,863	—	127,837
Interest expense	—	26,659	12	108	—	26,779
Earnings (loss) before provision for income taxes	(2,657)	(26,744)	128,704	1,755	—	101,058
Provision (benefit) for income taxes	(1,096)	(10,387)	46,675	977	—	36,169
Equity in earnings of subsidiaries, net of tax	66,450	82,807	778	—	(150,035)	—
Net earnings	64,889	66,450	82,807	778	(150,035)	64,889

Other comprehensive income (loss), net of tax	—	—	—	(11,794)	—	(11,794)
Total comprehensive income (loss)	$64,889	$66,450	$82,807	$(11,016)	$(150,035)	$53,095

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended March 31, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$725,321	$163,960	$—	$889,281
Related party sales	—	—	685	—	(685)	—
Cost of products sold and distribution expenses	—	—	362,559	90,621	(685)	452,495
Gross profit	—	—	363,447	73,339	—	436,786
Selling, general and administrative expenses	2,605	147	221,710	64,727	—	289,189
Depreciation and amortization	1	—	11,213	4,726	—	15,940
Operating earnings (loss)	(2,606)	(147)	130,524	3,886	—	131,657
Interest expense	—	22,177	33	145	—	22,355
Earnings (loss) before provision for income taxes	(2,606)	(22,324)	130,491	3,741	—	109,302
Provision (benefit) for income taxes	(869)	(8,658)	49,084	1,932	—	41,489
Equity in earnings of subsidiaries, net of tax	69,550	83,216	1,809	—	(154,575)	—
Net earnings	67,813	69,550	83,216	1,809	(154,575)	67,813

Other comprehensive income, net of tax	—	1,425	—	10,975	—	12,400
Total comprehensive income	$67,813	$70,975	$83,216	$12,784	$(154,575)	$80,213

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Six Months Ended March 31, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$1,448,289	$355,391	$—	$1,803,680
Related party sales	—	—	1,470	—	(1,470)	—
Cost of products sold and distribution expenses	—	—	722,583	193,745	(1,470)	914,858
Gross profit	—	—	727,176	161,646	—	888,822
Selling, general and administrative expenses	5,133	175	459,547	140,204	—	605,059
Depreciation and amortization	—	—	24,557	9,498	—	34,055
Operating earnings (loss)	(5,133)	(175)	243,072	11,944	—	249,708
Interest expense	—	53,257	16	230	—	53,503
Earnings (loss) before provision for income taxes	(5,133)	(53,432)	243,056	11,714	—	196,205
Provision (benefit) for income taxes	(1,958)	(20,753)	91,333	3,710	—	72,332
Equity in earnings of subsidiaries, net of tax	127,048	159,727	8,004	—	(294,779)	—
Net earnings	123,873	127,048	159,727	8,004	(294,779)	123,873

Other comprehensive income (loss), net of tax	—	—	—	(9,136)	—	(9,136)
Total comprehensive income (loss)	$123,873	$127,048	$159,727	$(1,132)	$(294,779)	$114,737

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Six Months Ended March 31, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$1,417,235	$336,861	$—	$1,754,096
Related party sales	—	—	1,485	—	(1,485)	—
Cost of products sold and distribution expenses	—	—	712,506	184,432	(1,485)	895,453
Gross profit	—	—	706,214	152,429	—	858,643
Selling, general and administrative expenses	5,309	289	447,712	128,893	—	582,203
Depreciation and amortization	1	—	22,317	9,175	—	31,493
Operating earnings (loss)	(5,310)	(289)	236,185	14,361	—	244,947
Interest expense	—	85,963	57	296	—	86,316
Earnings (loss) before provision for income taxes	(5,310)	(86,252)	236,128	14,065	—	158,631
Provision (benefit) for income taxes	(1,870)	(33,452)	90,544	5,462	—	60,684
Equity in earnings of subsidiaries, net of tax	101,387	154,187	8,603	—	(264,177)	—
Net earnings	97,947	101,387	154,187	8,603	(264,177)	97,947

Other comprehensive income, net of tax	—	2,920	—	9,095	—	12,015
Total comprehensive income	$97,947	$104,307	$154,187	$17,698	$(264,177)	$109,962

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$299,933	$(177,500)	$(3,000)	$16,734	$—	$136,167
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(23,901)	(19,211)	—	(43,112)
Acquisitions, net of cash acquired	—	—	—	(670)	—	(670)
Net cash used by investing activities	—	—	(23,901)	(19,881)	—	(43,782)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	58,500	—	—	—	58,500
Repayments of long-term debt	—	(36,000)	(41)	(906)	—	(36,947)
Repurchases of common stock	(313,349)	—	—	—	—	(313,349)
Proceeds from exercises of stock options	13,256	—	—	—	—	13,256
Excess tax benefit from share-based compensation	160	—	7,234	900	—	8,294
Net cash (used) provided by financing activities	(299,933)	22,500	7,193	(6)	—	(270,246)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(103)	—	(103)
Net (decrease) increase in cash and cash equivalents	—	(155,000)	(19,708)	(3,256)	—	(177,964)
Cash and cash equivalents, beginning of period	—	155,000	48,582	36,638	—	240,220
Cash and cash equivalents, end of period	$—	$—	$28,874	$33,382	$—	$62,256

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

Highlights For the Six Months Ended March 31, 2013:

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer increased by 1.0% for the six months ended March 31, 2013, compared to the six months ended March 31, 2012;

•                  Our consolidated net sales for the six months ended March 31, 2013, increased by $49.6 million, or 2.8%, to $1,803.7 million compared to $1,754.1 million for the six months ended March 31, 2012;

•                  Our consolidated gross profit for the six months ended March 31, 2013, increased by $30.2 million, or 3.5%, to $888.8 million compared to $858.6 million for the six months ended March 31, 2012. As a percentage of net sales, gross profit increased by 30 basis points to 49.3% for the six months ended March 31, 2013, compared to 49.0% for the six months ended March 31, 2012;

•                  Our consolidated operating earnings for the six months ended March 31, 2013, increased by $4.8 million, or 1.9%, to $249.7 million compared to $244.9 million for the six months ended March 31, 2012. As a percentage of net sales, operating earnings decreased by 20 basis points to 13.8% for the six months ended March 31, 2013, compared to 14.0% for the six months ended March 31, 2012;

•                  Net earnings increased by $25.9 million, or 26.5%, to $123.9 million for the six months ended March 31, 2013, compared to $97.9 million for the six months ended March 31, 2012. For the six months ended March 31, 2012, net earnings reflect charges of $34.6 million, before tax, related to our redemption of certain senior notes and our senior subordinated notes. As a percentage of net sales, net earnings increased by 130 basis points to 6.9% for the six months ended March 31, 2013, compared to 5.6% for the six months ended March 31, 2012;

•                  Cash provided by operations was $136.2 million for the six months ended March 31, 2013, compared to $138.1 million for the six months ended March 31, 2012; and

•                  In March 2013, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $700.0 million of our common stock. During the six months ended March 31, 2013, we repurchased and subsequently retired approximately 12.0 million shares of our common stock under share repurchase programs approved by our Board of Directors, including the repurchase program approved in March 2013, at an aggregate cost of $313.3 million.

Overview

Description of Business

We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. We are the largest distributor of professional beauty supplies in the U.S. based on store count. As of March 31, 2013, through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,373 company-operated stores and supplied 185 franchised stores, primarily in North America and selected South American and European countries. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the six months ended March 31, 2013, our consolidated net sales and operating earnings were $1,803.7 million and $249.7 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of March 31, 2013, Sally Beauty Supply operated 3,331 company-operated retail stores, 2,618 of which are located in the U.S., with the remaining 713 company-operated stores located in Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 26 franchised stores located in the United Kingdom and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals with between 6,000 and 9,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally

Beauty Supply outside the U.S. and Canada vary by marketplace. For the six months ended March 31, 2013, Sally Beauty Supply’s net sales and segment operating profit were $1,114.8 million and $212.0 million, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of March 31, 2013, BSG had 1,042 company-operated stores, supplied 159 franchised stores and had a sales force of approximately 994 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,700 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. BSG stores carry leading third-party brands, such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the six months ended March 31, 2013, BSG’s net sales and segment operating profit were $688.9 million and $98.6 million, respectively.

Industry and Business Trends

We operate primarily within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven particularly by increases in consumer demand for hair color, hair loss prevention and hair styling products. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

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

•             International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on international growth opportunities and to grow our current level of non-U.S. operations. For example, from September 30, 2011 to September 30, 2012 our international company-operated stores increased from 679 stores to 720 stores, excluding the effect of acquisitions. In addition, we have completed a number of international acquisitions over the past three years that increased our European and South American footprint, including our November 2011 acquisition of

Kappersservice Floral B.V. and two related companies (together, the “Floral Group”), a distributor of professional beauty products located in the Netherlands; our December 2009 acquisition of Sinelco Group BVBA (“Sinelco”), a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe; and our September 2009 acquisition of Distribuidora Intersalon Limitada (“Intersalon”), a distributor of premier beauty supply products located in Chile. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth opportunities. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth opportunities may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors — We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

•             Relationships with suppliers.  Sally Beauty Supply and BSG, and their respective suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses (particularly in our industry), these relationships are subject to change from time to time (including the expansion or loss of distribution rights, including exclusive rights, in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with suppliers or by acquisitions of existing distributors. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Significant Recent Acquisitions

In November 2011, we acquired the Floral Group, a 19-store distributor of professional beauty products based in Eindhoven, the Netherlands, for approximately €22.8 million (approximately $31.2 million), subject to certain adjustments. The results of operations of the Floral Group are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. Goodwill of $15.0 million (which is not expected to be deductible for tax purposes) and intangible assets subject to amortization of $11.8 million were recorded as a result of this acquisition based on their fair values. The final valuation of the assets acquired and liabilities assumed was completed during the second quarter of our fiscal year 2012. The acquisition was funded with cash from operations and with borrowings on our five-year asset-based senior secured loan facility (the “ABL facility”) in the amount of approximately $17.0 million. In addition, during the six months ended March 31, 2012, we completed several other individually immaterial acquisitions at an aggregate cost of approximately $12.4 million and we recorded additional goodwill in the amount of $9.2 million (the majority of which is expected to be deductible for tax purposes) in connection with such acquisitions. Generally, we funded these acquisitions with cash from operations. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date.

Share Repurchase Programs

In August 2012, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $300.0 million of our common stock (the “2012 Share Repurchase Program”).  In addition, on March 5, 2013, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $700.0 million of our common stock over the next eight quarters (the “2013 Share Repurchase Program”). In connection with the authorization of the 2013 Share Repurchase Program, the 2012 Share Repurchase Program was terminated.

Prior to such termination, the Company had repurchased approximately 10.4 million shares at a cost of $266.4 million under the 2012 Share Repurchase Program. In addition, during the period from March 5, 2013 through March 31, 2013, the Company repurchased approximately 1.6 million shares at a cost of $46.9 million under the 2013 Share Repurchase Program.

During the six months ended March 31, 2013, we repurchased and subsequently retired, in the aggregate, approximately 12.0 million shares of our common stock under the 2012 Share Repurchase Program or the 2013 Share Repurchase Program at an aggregate cost of $313.3 million and reduced common stock and additional paid-in capital, in the aggregate, by an equal amount. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II, Other Information, of this Quarterly Report for additional information about the Company’s share repurchase programs.

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

The Company uses foreign exchange contracts including, at March 31, 2013, foreign currency forwards with an aggregate notional amount of $6.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency forwards enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.2772, are with a single counterparty and expire ratably through September 2013.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at March 31, 2013, we held: (a) a foreign currency forward which enables us to sell approximately €26.7 million ($34.3 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 1.2867, (b) a foreign currency forward which enables us to sell approximately $3.8 million Canadian dollars ($3.7 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 1.0187, (c) a foreign currency forward which enables us to buy approximately $15.9 million Canadian dollars ($15.6 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 1.0179, (d) a foreign currency forward which enables us to sell approximately 9.3 million Mexican pesos ($0.8 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 12.3495 and (e) a foreign currency forward which enables us to sell approximately £12.9 million ($19.7 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 1.5146. The foreign currency forwards discussed in this paragraph are with a single counterparty, not the same party as the counterparties on the other forwards held at March 31, 2013, and expire on or before June 30, 2013.

In addition, the Company uses foreign exchange contracts including, at March 31, 2013, foreign currency forwards with an aggregate notional amount of €1.8 million ($2.3 million, at the March 31, 2013 exchange rate) to mitigate its exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8149, are with a single counterparty, not the same party as the counterparties on the other forwards held at March 31, 2013, and expire ratably through September 2013.

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

Interest Rate Swap Agreements

We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may, from time to time, enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At March 31, 2013, the Company held no interest rate derivative instruments.

Share-Based Compensation Awards

The Company granted approximately 1.6 million and 2.0 million stock options and approximately 128,000 and 32,000 restricted share awards to its employees and consultants during the six months ended March 31, 2013 and 2012, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.9 million and $5.3 million in the six months ended March 31, 2013 and 2012, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan and certain predecessor share-based compensation plans. In addition, the Company granted approximately 34,000 and 26,000 restricted stock units to its non-employee directors during the six months ended March 31, 2013 and 2012, respectively. For the six months ended March 31, 2013 and 2012, total share-based compensation costs charged against earnings was $12.3 million and $11.0 million, respectively.

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

Results of Operations

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales	$898,239	$889,281	$1,803,680	$1,754,096
Cost of products sold and distribution expenses	453,785	452,495	914,858	895,453
Gross profit	444,454	436,786	888,822	858,643
Total other operating costs and expenses	316,617	305,129	639,114	613,696
Operating earnings	127,837	131,657	249,708	244,947
Interest expense	26,779	22,355	53,503	86,316
Earnings before provision for income taxes	101,058	109,302	196,205	158,631
Provision for income taxes	36,169	41,489	72,332	60,684
Net earnings	$64,889	$67,813	$123,873	$97,947

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2013 and 2012, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	50.5%	50.9%	50.7%	51.0%
Gross profit	49.5%	49.1%	49.3%	49.0%
Total other operating costs and expenses	35.3%	34.3%	35.5%	35.0%
Operating earnings	14.2%	14.8%	13.8%	14.0%
Interest expense	2.9%	2.5%	2.9%	5.0%
Earnings before provision for income taxes	11.3%	12.3%	10.9%	9.0%
Provision for income taxes	4.1%	4.7%	4.0%	3.4%
Net earnings	7.2%	7.6%	6.9%	5.6%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales:
Sally Beauty Supply	$555,977	$553,973	$1,114,793	$1,090,331
BSG	342,262	335,308	688,887	663,765
Consolidated	$898,239	$889,281	$1,803,680	$1,754,096
Gross profit	$444,454	$436,786	$888,822	$858,643
Gross profit margin	49.5%	49.1%	49.3%	49.0%
Selling, general and administrative expenses	$299,370	$289,189	$605,059	$582,203
Depreciation and amortization	$17,247	$15,940	$34,055	$31,493
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$105,956	$111,334	$212,043	$212,400
BSG	49,821	45,597	98,573	88,924
Segment operating profit	155,777	156,931	310,616	301,324
Unallocated expenses (a)	(24,678)	(22,329)	(48,595)	(45,401)
Share-based compensation expense	(3,262)	(2,945)	(12,313)	(10,976)
Operating earnings	127,837	131,657	249,708	244,947
Interest expense (b)	(26,779)	(22,355)	(53,503)	(86,316)
Earnings before provision for income taxes	$101,058	$109,302	$196,205	$158,631
Segment operating profit margin:
Sally Beauty Supply	19.1%	20.1%	19.0%	19.5%
BSG	14.6%	13.6%	14.3%	13.4%
Consolidated operating profit margin	14.2%	14.8%	13.8%	14.0%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			3,357	3,228
BSG			1,201	1,164
Consolidated			4,558	4,392
Same store sales growth (decline) (c)
Sally Beauty Supply	(1.6)%	9.3%	0.0%	8.7%
BSG	1.3%	8.7%	3.4%	6.9%
Consolidated	(0.8)%	9.1%	1.0%	8.1%

(a)         Unallocated expenses consist of corporate and shared costs.

(b)         For the six months ended March 31, 2012, interest expense includes a loss on extinguishment of debt of $34.6 million in connection with the Company’s redemption of its senior notes due 2014 and senior subordinated notes due 2016 with the net proceeds from the issuance of the Company’s senior notes due 2019.

(c)          For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales, if any, for these stores for the comparable period in the prior fiscal year. Our same store sales are calculated in constant dollars and include internet-based sales and the effect of store expansions, if applicable, but do not generally include the sales from stores relocated until 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until 14 months after the acquisition.

The Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended March 31,
	2013	2012	Increase
Net sales:
Sally Beauty Supply	$555,977	$553,973	$2,004	0.4%
BSG	342,262	335,308	6,954	2.1%
Consolidated net sales	$898,239	$889,281	$8,958	1.0%

Gross profit:
Sally Beauty Supply	$303,095	$300,069	$3,026	1.0%
BSG	141,359	136,717	4,642	3.4%
Consolidated gross profit	$444,454	$436,786	$7,668	1.8%

Gross profit margin:
Sally Beauty Supply	54.5%	54.2%	0.3%
BSG	41.3%	40.8%	0.5%
Consolidated gross profit margin	49.5%	49.1%	0.4%

Net Sales

   Consolidated Net Sales

Consolidated net sales increased by $9.0 million, or 1.0%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily as a result of increases in unit volume resulting from the 163 company-operated stores opened or acquired during the last twelve months. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $14.4 million, or 1.6%. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels), in the aggregate, contributed an increase in sales of approximately $2.4 million, or 0.3%, compared to the three months ended March 31, 2012. Incremental sales from businesses acquired in the preceding 12 months were $7.8 million, or 0.9%, lower for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. For the three months ended March 31, 2013, consolidated net sales were adversely impacted by having two fewer days of sales compared to the three months ended March 31, 2012, which approximates $15 million. In the three months ended March 31, 2012, consolidated net sales benefited from both an extra sales day in February (as a result of 2012 being a leap year) and from the Easter holiday (when our U.S. stores are closed) being in April, rather than in March as it was in 2013. Consolidated net sales for the three months ended March 31, 2013 were not materially impacted by changes in foreign currency exchange rates.

For the three months ended March 31, 2013, consolidated net sales reflect weaker or negative same store sales growth rates, particularly in the U.S., compared to very strong performance for the same stores in the three months ended March 31, 2012. The consolidated same store sales growth rates for the three months ended March 31, 2013 were adversely impacted by lower traffic driven in part by two fewer days of sales, as discussed above, compared to the three months ended March 31, 2012, as well as a difficult comparison against very strong growth in certain Sally Beauty Supply product categories in the second quarter of 2012.

   Sally Beauty Supply Net Sales

Net sales for Sally Beauty Supply increased by $2.0 million, or 0.4%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily as a result of increases in unit volume resulting from the 127 company-

operated stores opened or acquired during the last twelve months. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $7.8 million, or 1.4%. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries), in the aggregate, experienced an increase in sales of approximately $1.7 million, or 0.4%, compared to the three months ended March 31, 2012. Incremental sales from businesses acquired in the preceding 12 months were $7.5 million, or 1.4%, lower for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. For the three months ended March 31, 2013, Sally Beauty Supply’s net sales were adversely impacted by having two fewer days of sales compared to the three months ended March 31, 2012, which approximates $11 million, as discussed above.

For the three months ended March 31, 2013, the Sally Beauty Supply segment’s net sales reflect a negative same store sales growth rate, particularly in the U.S., compared to very strong performance for the same stores in the three months ended March 31, 2012. The Sally Beauty Supply same store sales growth rate for the three months ended March 31, 2013 was adversely impacted by lower consumer traffic driven in part by two fewer days of sales compared to the three months ended March 31, 2012, as discussed above, as well as a difficult comparison against very strong growth in certain product categories (such as electrical appliances, nail care and certain hair product lines) in the U.S. in the second quarter of the fiscal year 2012.

   Beauty Systems Group Net Sales

Net sales for BSG increased by $7.0 million, or 2.1%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from 36 company-operated stores opened during the last twelve months. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $6.7 million, or 2.0%, and sales through our distributor sales consultants contributed an increase in sales of approximately $2.2 million, or 0.7%, compared to the three months ended March 31, 2012. Other sales channels (including sales from businesses acquired in the preceding 12 months, if any, sales from stores that have been open for less than 14 months and sales through our franchise-based businesses), in the aggregate, experienced a decrease in sales of approximately $1.9 million, or 0.6%, compared to the three months ended March 31, 2012. For the three months ended March 31, 2013, BSG’s net sales were adversely impacted by having two fewer days of sales compared to the three months ended March 31, 2012, which approximates $4 million, as discussed above.

For the three months ended March 31, 2013, the BSG segment’s net sales reflect a weaker same store sales growth rate, adversely impacted by lower customer traffic driven in part by two fewer days of sales, as discussed above, compared to very strong performance for the same stores in the three months ended March 31, 2012.

Gross Profit

Consolidated gross profit increased by $7.7 million, or 1.8%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, principally due to higher sales volume and improved gross margins in both business segments as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross margin, increased to 49.5% for the three months ended March 31, 2013, compared to 49.1% for the three months ended March 31, 2012.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $3.0 million, or 1.0%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, principally as a result of higher sales volume and improved gross margins. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.5% for the three months ended March 31, 2013, compared to 54.2% for the three months ended March 31, 2012. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label and other higher-margin products) and continued benefits from product cost reduction initiatives.

Beauty Systems Group.  BSG’s gross profit increased by $4.6 million, or 3.4%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 41.3% for the three months ended March 31, 2013, compared to 40.8% for the three months ended March 31, 2012. This increase was principally the result of a favorable change in the sales mix across the business (including an increase in sales at company-owned stores as a percentage of total segment sales) and continued benefits from product cost reduction initiatives.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $10.2 million, or 3.5%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and, to a lesser extent, from businesses acquired in the preceding 12 months (approximately 163 additional company-operated stores added since March 31, 2012, a 3.9% increase), as well as higher expenses related primarily to on-going upgrades to our information technology systems of $2.0 million, including expenses associated with the Sally Beauty Supply point-of-sale system conversion and the international ERP system implementation, and higher advertising expenses in the Sally Beauty Supply segment of $4.1 million. Selling, general and administrative expenses, as a percentage of net sales, increased to 33.3% for the three months ended March 31, 2013, compared to 32.5% for the three months ended March 31, 2012. This increase was due to a higher growth rate in selling, general and administrative expenses, compared to the growth rate in net sales described above, principally as a result of soft sales growth in the three months ended March 31, 2013, as discussed above.

Depreciation and Amortization

Consolidated depreciation and amortization was $17.2 million for the three months ended March 31, 2013, compared to $15.9 million for the three months ended March 31, 2012. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments, a distribution facility in the Sally Beauty Supply segment and ongoing information technology upgrades) and, to a lesser extent, with businesses acquired in that period, partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$105,956	$111,334	$(5,378)	(4.8)%
BSG	49,821	45,597	4,224	9.3%
Segment operating profit	155,777	156,931	(1,154)	(0.7)%
Unallocated expenses	(24,678)	(22,329)	2,349	10.5%
Share-based compensation expense	(3,262)	(2,945)	317	10.8%
Operating earnings	$127,837	$131,657	$(3,820)	(2.9)%

Consolidated operating earnings decreased by $3.8 million, or 2.9%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease in consolidated operating earnings was due primarily to a decrease in the operating profits of the Sally Beauty Supply segment and higher unallocated expenses and share-based compensation expense, partially offset by an increase in the operating profits of the BSG segment, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased to 14.2% for the three months ended March 31, 2013, compared to 14.8% for the three months ended March 31, 2012. This decrease reflects an increase in consolidated operating expenses as a percentage of consolidated net sales, partially offset by the increase in consolidated gross margin described above.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $5.4 million, or 4.8%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease in Sally Beauty Supply’s segment operating earnings was primarily a result of the incremental costs related to approximately 127 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended March 31, 2013, as well as higher advertising costs of $4.1 million, partially offset by the increase in segment gross profit described above. Segment operating earnings, as a percentage of net sales, decreased to 19.1% for the three months ended March 31, 2013, compared to 20.1% for the three months ended March 31, 2012. This decrease reflects an increase in the segment’s operating expenses as a percentage of the segment’s net sales, partially offset by the increase in the segment’s gross margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $4.2 million, or 9.3%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily as a result of increased sales volume and improved gross margins, partially offset by the incremental costs related to approximately 36 additional company-operated stores (stores opened during the past twelve months) operating during the three months ended March 31, 2013. Segment operating earnings, as a percentage of net sales, increased to 14.6% for the three months ended March 31, 2013, compared to 13.6% for the three months ended March 31, 2012. This increase reflects the increase in the segment’s gross margin described above, as well as a reduction in the segment’s operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $2.3 million, or 10.5%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. This increase was due primarily to higher corporate expenses related to on-going upgrades to our information technology systems of $1.6 million and to certain new business development activities.

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements increased by $0.3 million, or 10.8%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. This increase was mainly due to the incremental expenses related to, as well as the higher fair value at the date of grant of, share-based awards during the six months ended March 31, 2013, compared to share-based awards during the six months ended March 31, 2012, partially offset by the impact of share-based awards that became fully vested since March 31, 2012.

Interest Expense

Interest expense increased by $4.4 million to $26.8 million for the three months ended March 31, 2013, compared to $22.4 million for the three months ended March 31, 2012 primarily due to higher outstanding principal balances on our senior notes due 2019 and 2022, compared to our debt outstanding during the three months ended March 31, 2012 (please see “Liquidity and Capital Resources” below).

Provision for Income Taxes

The provision for income taxes was $36.2 million and $41.5 million, and the effective income tax rate was 35.8% and 38.0%, for the three months ended March 31, 2013 and 2012, respectively. The lower effective income tax rate, for the three months ended March 31, 2013, was primarily due to a favorable impact, including a retroactive benefit, of federal tax legislation enacted in 2013 and to certain non-recurring favorable discrete items recognized in the current quarter.

The annual effective tax rate for the fiscal year 2013 is currently expected to be in the range of 36.5% to 37.5%, versus a comparable actual tax rate for the full fiscal year 2012 of 35.4%.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $2.9 million, or 4.3%, to $64.9 million for the three months ended March 31, 2013, compared to $67.8 million for the three months ended March 31, 2012. Net earnings, as a percentage of net sales, decreased to 7.2% for the three months ended March 31, 2013, compared to 7.6% for the three months ended March 31, 2012.

The Six Months Ended March 31, 2013 compared to the Six Months Ended March 31, 2012

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Six Months Ended March 31,
	2013	2012	Increase
Net sales:
Sally Beauty Supply	$1,114,793	$1,090,331	$24,462	2.2%
BSG	688,887	663,765	25,122	3.8%
Consolidated net sales	$1,803,680	$1,754,096	$49,584	2.8%

Gross profit:
Sally Beauty Supply	$607,296	$589,196	$18,100	3.1%
BSG	281,526	269,447	12,079	4.5%
Consolidated gross profit	$888,822	$858,643	$30,179	3.5%

Gross profit margin:
Sally Beauty Supply	54.5%	54.0%	0.5%
BSG	40.9%	40.6%	0.3%
Consolidated gross profit margin	49.3%	49.0%	0.3%

Net Sales

   Consolidated Net Sales

Consolidated net sales increased by $49.6 million, or 2.8%, for the six months ended March 31, 2013, compared to the six months ended March 31, 2012, primarily as a result of increases in unit volume resulting from the 163 company-operated stores opened or acquired during the last twelve months. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $60.0 million, or 3.4%. Other sales channels (including sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels), in the aggregate, contributed an increase in consolidated sales of approximately $10.4 million, or 0.6%, compared to the six months ended March 31, 2012. Incremental sales from stores that have been open for less than 14 months were $12.5 million, or 0.7%, lower for the six months ended March 31, 2013, compared to the six months ended March 31, 2012, principally due to fewer store openings. Incremental sales from businesses acquired in the preceding 12 months were $8.3 million, or 0.5%, lower for the six months ended March 31, 2013, compared to the six months ended March 31, 2012. For the six months ended March 31, 2013, consolidated net sales were adversely impacted by having two fewer days of sales compared to the six months ended March 31, 2012, which approximates $15 million, as discussed previously. Consolidated net sales for the six months ended March 31, 2013, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $1.9 million.

For the six months ended March 31, 2013, consolidated net sales reflect weaker same store sales growth rates, particularly in the Sally Beauty Supply segment’s U.S. business, compared to very strong performance for the same stores in the six months ended March 31, 2012. The consolidated same store sales growth rates for the six months ended March 31, 2013 were adversely impacted by lower traffic driven in part by two fewer days of sales, compared to the six months ended March 31, 2012, as well as a difficult comparison against very strong growth in certain Sally Beauty Supply product categories in the first six months of the fiscal year 2012, as discussed previously.

   Sally Beauty Supply Net Sales

Net sales for Sally Beauty Supply increased by $24.5 million, or 2.2%, for the six months ended March 31, 2013, compared to the six months ended March 31, 2012, primarily as a result of increases in unit volume resulting from the 127 company-operated stores opened or acquired during the last twelve months. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $31.4 million, or 2.9%. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries), in the aggregate, experienced a slight increase in sales compared to the six months ended March 31, 2012. Incremental sales from businesses acquired in the preceding 12 months were $7.6 million, or 0.7%, lower for the six months ended March 31, 2013, compared to the six months ended March 31, 2012. For the six months ended March 31, 2013, Sally Beauty Supply’s net sales were adversely impacted by having two fewer days of sales compared to the six months ended March 31, 2012, which approximates $11 million, as discussed previously. Net sales for Sally Beauty Supply for the six months ended March 31, 2013, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $0.8 million.

For the six months ended March 31, 2013, the Sally Beauty Supply segment’s net sales reflect a weaker same store sales growth rate, particularly in the U.S., compared to very strong performance for the same stores in the six months ended March 31, 2012. The Sally Beauty Supply same store sales growth rate, for the six months ended March 31, 2013, was adversely impacted by lower consumer traffic driven in part by two fewer days of sales, compared to the six months ended March 31, 2012, as well as a difficult comparison against very strong growth in certain product categories in the U.S. in the first six months of the fiscal year 2012, as discussed previously.

   Beauty Systems Group Net Sales

Net sales for BSG increased by $25.1 million, or 3.8%, for the six months ended March 31, 2013, compared to the six months ended March 31, 2012, primarily as a result of increases in unit volume including increases in sales at existing stores and the incremental sales from 36 company-operated stores opened during the last twelve months. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $28.6 million, or 4.3%. Other sales channels (including sales from businesses acquired in the preceding 12 months, if any, and sales through our franchise-based businesses and our distributor sales consultants), in the aggregate, contributed an increase in sales of approximately $4.6 million, or 0.7%, compared to the six months ended March 31, 2012. Incremental sales from stores that have been open for less than 14 months were $8.1 million, or 1.2%, lower for the six months ended March 31, 2013, compared to the six months ended March 31, 2012, principally due to fewer store openings. For the six months ended March 31, 2013, BSG’s net sales were adversely impacted by the customer traffic impact of having two fewer days of sales compared to the six months ended March 31, 2012, which approximates $4 million, as discussed previously. Net sales for BSG for the six months ended March 31, 2013, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $1.1 million.

For the six months ended March 31, 2013, the BSG segment’s net sales reflect a lower same store sales growth rate, compared to very strong performance for the same stores in the six months ended March 31, 2012, resulting in part from two fewer days of sales, as discussed previously.

Gross Profit

Consolidated gross profit increased by $30.2 million, or 3.5%, for the six months ended March 31, 2013, compared to the six months ended March 31, 2012, principally due to higher sales volume and improved gross margins in both business segments, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross margin, increased to 49.3% for the six months ended March 31, 2013, compared to 49.0% for the six months ended March 31, 2012. Consolidated gross profit for the six months ended March 31, 2013, is inclusive of a positive impact from changes in foreign currency exchange rates of approximately $1.0 million.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $18.1 million, or 3.1%, for the six months ended March 31, 2013, compared to the six months ended March 31, 2012, principally as a result of higher sales volume and improved gross margins. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.5% for the six months ended March 31, 2013, compared to 54.0% for the six months ended March 31, 2012. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label and other higher-margin products) and continued benefits from product cost reduction initiatives, partially offset by an increase in distribution expenses in the six months ended March 31, 2013, particularly in some of the segment’s international operations.

Beauty Systems Group.  BSG’s gross profit increased by $12.1 million, or 4.5%, for the six months ended March 31, 2013, compared to the six months ended March 31, 2012, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 40.9% for the six months ended March 31, 2013, compared to 40.6% for the six months ended March 31, 2012. This increase was principally as a result of a favorable change in the sales mix across the business and continued benefits from product cost reduction initiatives.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $22.9 million, or 3.9%, for the six months ended March 31, 2013, compared to the six months ended March 31, 2012. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and, to a lesser extent, from businesses acquired in the preceding 12 months (approximately 163 additional company-operated stores added since March 31, 2012, a 3.9% increase), as well as higher expenses related primarily to on-going upgrades to our information technology systems of $3.5 million, including expenses associated with the Sally Beauty Supply point-of-sale system conversion and the international ERP system implementation, and higher advertising expenses in the Sally Beauty Supply segment of $4.1 million. Selling, general and administrative expenses, as a percentage of net sales, increased to 33.5% for the six months ended March 31, 2013, compared to 33.2% for the six months ended March 31, 2012. This increase was due to a higher growth rate in selling, general and administrative expenses, compared to the growth rate in net sales described above principally the result of soft sales growth in the three months ended March 31, 2013, as discussed above.

Depreciation and Amortization

Consolidated depreciation and amortization was $34.1 million for the six months ended March 31, 2013, compared to $31.5 million for the six months ended March 31, 2012. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures (mainly in connection with store openings in both operating segments and ongoing information technology upgrades in the Sally Beauty Supply segment) made in the preceding 12 months and, to a lesser extent, with businesses acquired in that period, partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Six Months Ended March 31,
	2013	2012	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$212,043	$212,400	$(357)	(0.2)%
BSG	98,573	88,924	9,649	10.9%
Segment operating profit	310,616	301,324	9,292	3.1%
Unallocated expenses	(48,595)	(45,401)	3,194	7.0%
Share-based compensation expense	(12,313)	(10,976)	1,337	12.2%
Operating earnings	$249,708	$244,947	$4,761	1.9%

Consolidated operating earnings increased by $4.8 million, or 1.9%, for the six months ended March 31, 2013, compared to the six months ended March 31, 2012. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of the BSG segment, partially offset by higher unallocated expenses and share-based compensation expense, as well as by lower operating profits of the Sally Beauty Supply segment, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased to 13.8% for the six months ended March 31, 2013, compared to 14.0% for the six months ended March 31, 2012. This decrease reflects an increase in consolidated operating expenses as a percentage of consolidated net sales, partially offset by the increase in consolidated gross margin described above.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $0.4 million, or 0.2%, for the six months ended March 31, 2013, compared to the six months ended March 31, 2012. The decrease in Sally Beauty Supply’s segment operating earnings was primarily a result of the incremental costs related to approximately 127 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the six months ended March 31, 2013, as well as higher advertising costs of $4.1 million and incremental depreciation expense (approximately $1.8 million) associated with capital expenditures (mainly in connection with store openings and with ongoing information technology upgrades) made in the preceding 12 months. This decrease was partially offset by the increase in the segment’s sales volume and improved gross margin described above. Segment operating earnings, as a percentage of net sales, decreased to 19.0% for the six months ended March 31, 2013, compared to 19.5% for the six months ended March 31, 2012. This decrease reflects an increase in the segment’s operating expenses as a percentage of the segment’s net sales, partially offset by the increase in the segment’s gross margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $9.6 million, or 10.9%, for the six months ended March

31, 2013, compared to the six months ended March 31, 2012, primarily as a result of increased sales volume and improved gross margin. Segment operating earnings, as a percentage of net sales, increased to 14.3% for the six months ended March 31, 2013, compared to 13.4% for the six months ended March 31, 2012. This increase reflects the increase in the segment’s gross margin described above, as well as a reduction in the segment’s operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $3.2 million, or 7.0%, for the six months ended March 31, 2013, compared to the six months ended March 31, 2012. This increase was due primarily to higher corporate expenses related to on-going upgrades to our information technology systems of $2.6 million and to certain new business development activities, partially offset by lower employee compensation-related expenses (approximately $1.1 million).

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements increased by $1.3 million, or 12.2%, for the six months ended March 31, 2013, compared to the six months ended March 31, 2012. This increase was mainly due to the incremental expenses related to, as well as the higher fair value at the date of grant of, share-based awards during the six months ended March 31, 2013, compared to share-based awards during the six months ended March 31, 2012, partially offset by the impact of share-based awards that became fully vested since March 31, 2012.

Interest Expense

Interest expense decreased by $32.8 million to $53.5 million for the six months ended March 31, 2013, compared to $86.3 million for the six months ended March 31, 2012. The decrease in interest expense was primarily attributable to a loss on extinguishment of debt of $34.6 million in connection with our December 2011 redemption of our 9.25% senior notes due 2014 and 10.50% senior subordinated notes due 2016 during the six months ended March 31, 2012. This amount includes a call premium of approximately $24.4 million paid and unamortized deferred financing costs of approximately $10.2 million expensed in connection with such redemption. This decrease was partially offset by the effect of higher outstanding principal balances on our senior notes due 2019 and 2022, compared to our debt outstanding during the six months ended March 31, 2012 (please see “Liquidity and Capital Resources” below).

Provision for Income Taxes

The provision for income taxes was $72.3 million and $60.7 million, and the effective income tax rate was 36.9% and 38.3%, for the six months ended March 31, 2013 and 2012, respectively.

The annual effective tax rate for the fiscal year 2013 is currently expected to be in the range of 36.5% to 37.5%, versus a comparable actual tax rate for the full fiscal year 2012 of 35.4%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $25.9 million, or 26.5%, to $123.9 million for the six months ended March 31, 2013, compared to $97.9 million for the six months ended March 31, 2012. Net earnings, as a percentage of net sales, increased to 6.9% for the six months ended March 31, 2013, compared to 5.6% for the six months ended March 31, 2012.

Financial Condition

March 31, 2013 Compared to September 30, 2012

Working capital (current assets less current liabilities) decreased by $163.1 million to $523.4 million at March 31, 2013, compared to $686.5 million at September 30, 2012. The ratio of current assets to current liabilities was 2.13 to 1.00 at March 31, 2013, compared to 2.44 to 1.00 at September 30, 2012. The decrease in working capital reflects a decrease of $175.3 million in current assets and a decrease of $12.2 million in current liabilities. The decrease in current assets as of March 31, 2013, includes a decrease of $178.0 million in cash and cash equivalents primarily due to cash used to repurchase shares of our common stock under the Company’s share repurchase programs (please see “Liquidity and Capital Resources, Historical Cash Flows” below for a more detailed discussion of sources and uses of cash during the periods covered by this Quarterly Report), a decrease in income taxes receivable of $8.0 million and a decrease of $4.3 million in trade and other accounts receivable, partially offset by an increase of $17.4 million in inventory as discussed below. The decrease in current liabilities includes a decrease of $24.4 million in accrued liabilities, a decrease of $7.9 million in accounts payable and a decrease in income taxes payable of $2.4 million, as discussed below, partially offset by an increase in current maturities of long-term debt of $22.6 million.

Trade and other accounts receivable, net, decreased by $4.3 million to $97.4 million at March 31, 2013, compared to $101.8 million at September 30, 2012, due primarily to the timing of collections from customers for sales made during the fourth quarter of the fiscal year ended September 30, 2012 and the effect of foreign currency translation adjustments of approximately $0.6 million. Income taxes receivable decreased by $8.0 million due to the Company’s application of certain income taxes receivable amounts against its current income tax liability at March 31, 2013, consistent with applicable tax laws. Inventory increased by $17.4 million to $752.7 million at March 31, 2013, compared to $735.4 million at September 30, 2012 due primarily to the effect of stores opened and product lines added in the six months ended March 31, 2013, as well as a temporary inventory build-up to set up a new warehouse in the U.K., partially offset by the effect of foreign currency translation adjustments of approximately $5.0 million.

Accounts payable decreased by $7.9 million to $254.3 million at March 31, 2013, compared to $262.2 million at September 30, 2012 due primarily to the timing of payments to suppliers mainly in connection with recent purchases of merchandise inventory and capital expenditures. Accrued liabilities decreased by $24.4 million to $175.9 million at March 31, 2013, compared to $200.3 million at September 30, 2012, due primarily to the timing of payments of employee compensation and compensation-related expenses, as well as the November 2012 settlement of the loss contingency obligation ($10.2 million) recorded in the fourth quarter of the fiscal year 2012. Income taxes payable decreased by $2.4 million to $10.6 million at March 31, 2013, compared to $13.0 million at September 30, 2012, due primarily to the realization of certain income taxes receivable of $8.0 million, as discussed in the preceding paragraph, partially offset by the incremental income tax liability related to earnings generated in the six months ended March 31, 2013.

Total stockholders’ deficit, for the six months ended March 31, 2013, increased by $165.4 million primarily as a result of our repurchase and subsequent retirement of 12.0 million shares of our common stock for approximately $313.3 million, partially offset by net earnings of $123.9 million. In addition, the increase in total stockholders’ deficit reflects an increase in additional paid-in capital resulting from share-based compensation expense and the impact of exercises of stock options, in the aggregate, of approximately $33.2 million and an increase in accumulated other comprehensive loss, net of tax, resulting from foreign currency translation adjustments of $9.1 million.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for additional information on our liquidity and capital resources and the section entitled “Historical Cash Flows” below for information about our sources and uses of cash.

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

At March 31, 2013 and September 30, 2012, cash and cash equivalents were $62.3 million and $240.2 million, respectively. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance anticipated capital expenditures, as well as potential acquisitions over the next 12 months and share repurchases.

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

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes, including funding of capital expenditures, acquisitions, share repurchases and interest payments due on our indebtedness. During the six months ended March 31, 2013, the funds drawn on an individual occasion have varied in amount of up to $35.5 million, total amounts outstanding have ranged from zero up to $45.2 million and the average daily balance outstanding was $3.6 million. During the six months ended March 31, 2013, the weighted average interest rate on our borrowings under the ABL facility was 4.05%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of March 31, 2013, borrowings outstanding under the ABL facility were $22.5 million and Sally Holdings had $355.9 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

The ABL facility and the indentures governing the senior notes due 2019 and 2022 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of March 31, 2013, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

Share Repurchase Programs

In March 2013, we terminated the 2012 Share Repurchase Program in connection with the authorization of the 2013 Share Repurchase Program. During the six months ended March 31, 2013, prior to such termination, we repurchased and subsequently retired approximately 10.4 million shares of our common stock under the 2012 Share Repurchase Program at an aggregate cost of $266.4 million and reduced common stock and additional paid-in capital, in the aggregate, by an equal amount.

On March 5, 2013, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $700.0 million of our common stock over the next eight quarters. The 2013 Share Repurchase Program expires on or about March 5, 2015. During the period from inception through March 31, 2013, we repurchased and subsequently retired 1.6 million shares of our common stock under the 2013 Share Repurchase Program at an aggregate cost of $46.9 million and reduced common stock and additional paid-in capital, in the aggregate, by an equal amount.

Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, short-term borrowings under the ABL facility. Our primary uses of cash have been for repayments and service of long-term debt, acquisitions, capital expenditures and, more recently, share repurchases. The following table shows our sources and uses of funds for the six months ended March 31, 2013 and 2012 (in thousands):

	Six Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$136,167	$138,090
Net cash used by investing activities	(43,782)	(70,110)
Net cash used by financing activities	(270,246)	(67,230)
Effect of foreign exchange rates on cash and cash equivalents	(103)	579
Net (decrease) increase in cash and cash equivalents	$(177,964)	$1,329

Net Cash Provided by Operating Activities

Net cash provided by operating activities, which excludes cash used for acquisitions completed during the period, during the six months ended March 31, 2013 decreased by $1.9 million to $136.2 million compared to $138.1 million during the six months ended March 31, 2012. The decrease was primarily due to the net change in the components of working capital for the six months ended March 31, 2013, compared to the six months ended March 31, 2012.

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2013 decreased by $26.3 million to $43.8 million, compared to $70.1 million during the six months ended March 31, 2012 primarily due to a decrease of $42.5 million in cash used for acquisitions, net of cash acquired, partially offset by an increase in capital expenditures of $16.2 million, mainly in connection with store openings, a distribution facility in the Sally Beauty Supply segment and ongoing information technology upgrades.

Net Cash Used by Financing Activities

Net cash used by financing activities increased by $203.0 million to $270.2 million during the six months ended March 31, 2013, compared to $67.2 million during the six months ended March 31, 2012. This increase was primarily due to cash used to repurchase shares of our common stock of $313.3 million in the six months ended March 31, 2013, under share repurchase programs approved by the Company’s Board of Directors, as well as a decrease in proceeds from exercises of stock options of $6.9 million, partially offset by a change in net repayments of/proceeds from long-term debt of $102.9 million and a decrease in debt issuance costs paid of $15.2 million.

Long-Term Debt

Outstanding Long-Term Debt

In the fiscal year ended September 30, 2011, Sally Holdings LLC (“Sally Holdings”) entered into a new $400 million, five-year asset-based lending (“ABL”) senior secured loan facility and terminated its prior ABL credit facility. The availability of funds under the ABL facility is subject to a customary borrowing base comprised of a percentage of our credit card and trade receivables, and of our inventory (minus certain customary reserves) and reduced by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. At March 31, 2013, the Company had $355.9 million available for borrowing under the ABL facility, including the Canadian sub-facility.

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

In addition, in September 2012, the Company issued an additional $150.0 million aggregate principal amount of the senior notes due 2022. The proceeds from this issuance were used for general corporate purposes. The senior notes due 2022 in this subsequent offering were issued at par plus a premium, which is being amortized over the term of the notes using the effective interest method.

Details of long-term debt (excluding capitalized leases) as of March 31, 2013 are as follows (dollars in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$22,500	Nov. 2015	(i) Prime plus (1.25% to 1.75%) or;
			(ii) LIBOR (a) plus (2.25% to 2.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022 (b)	858,845	Jun. 2022	5.750% (b)
Other (c)	1,886	2014-2015	4.93% to 5.79%
Total	$1,633,231

(a)                London Interbank Offered Rate (“LIBOR”).

(b)                Includes unamortized premium of $8.8 million related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At March 31, 2013, the Company’s Secured Leverage Ratio was approximately 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness, as defined in the ABL facility, to (ii) Consolidated EBITDA, as defined in the ABL facility.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019 and 2022 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At March 31, 2013, the Company’s Consolidated Coverage Ratio was approximately 6.2 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense, as defined in the indentures, for such period.

The indentures governing the senior notes due 2019 and 2022 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At March 31, 2013, the Company’s Consolidated Total Leverage Ratio was approximately 2.6 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, as amended, Sally Holdings may make Restricted Payments if availability under the ABL facility exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must exceed the lesser of $80.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, the same borrowing availability must be maintained and the Consolidated Fixed Charge Coverage Ratio, as defined in the ABL facility, must equal or exceed 1.2 to 1.0. Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the ABL facility, minus certain unfinanced capital expenditures and tax payments to (ii) fixed charges, as specified in the ABL facility. In addition, during any period that availability under the ABL facility is less than the greater of $40.0 million or 15% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.1 to 1.0. As of March 31, 2013, the Consolidated Fixed Charge Coverage Ratio was approximately 4.5 to 1.0.

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

Capital Requirements

During the six months ended March 31, 2013, capital expenditures were $43.1 million. For fiscal year 2013, we anticipate total capital expenditures in the range of approximately $85.0 million to $90.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2012.

Off-Balance Sheet Financing Arrangements

At March 31, 2013 and September 30, 2012, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $21.6 million and $22.2 million at March 31, 2013 and September 30, 2012, respectively.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of AOCI. This amendment requires an entity to present the changes in each component of AOCI for the periods presented, to separately report significant amounts reclassified from each component of AOCI and to disclose among other things the components, if any, of net income affected by such reclassifications. The disclosures about such reclassifications must be presented either parenthetically on the face of the financial statements or disclosed in the notes to the financial statements. As permitted, the Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of an indefinite-lived intangible asset in connection with the impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. As permitted, the Company adopted the provisions of ASU No. 2012-02 effective January 1, 2013 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting our net investments in subsidiaries and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Chilean peso, and the Mexican peso. Our various foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. For each of the fiscal years 2012, 2011 and 2010, approximately 18% of our net sales were made in currencies other than the U.S. dollar. For the six months ended March 31, 2013, our consolidated net sales reflect approximately $1.9 million in positive impact from changes in foreign currency exchange rates and other comprehensive income reflects $9.1 million in foreign currency translation adjustments. Fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted consolidated net sales by approximately 1.8% in the six months ended March 31, 2013 and would have impacted consolidated net assets by approximately 2.7% at March 31, 2013, without considering the effect of any foreign currency derivative agreements we may have from time to time.

The Company uses foreign exchange contracts including, at March 31, 2013, foreign currency forwards with an aggregate notional amount of $6.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency forwards enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.2772, are with a single counterparty and expire ratably through September 2013.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at March 31, 2013, we held: (a) a foreign currency forward which enables us to sell approximately €26.7 million ($34.3 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 1.2867, (b) a foreign currency forward which enables us to sell approximately $3.8 million Canadian dollars ($3.7 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 1.0187, (c) a foreign currency forward which enables us to buy approximately $15.9 million Canadian dollars ($15.6 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 1.0179, (d) a foreign currency forward which enables us to sell approximately 9.3 million Mexican pesos ($0.8 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 12.3495 and (e) a foreign currency forward which enables us to sell approximately £12.9 million ($19.7 million, at the March 31, 2013 exchange rate) at the contractual exchange rate of 1.5146. The foreign currency forwards discussed in this paragraph are with a single counterparty, not the same party as the counterparties on the other forwards held at March 31, 2013, and expire on or before June 30, 2013.

In addition, the Company uses foreign exchange contracts including, at March 31, 2013, foreign currency forwards with an aggregate notional amount of €1.8 million ($2.3 million, at the March 31, 2013 exchange rate) to mitigate its exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8149, are with a single counterparty, not the same party as the counterparties on the other forwards held at March 31, 2013, and expire ratably through September 2013.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. For the six months ended March 31, 2013 and 2012, selling, general and administrative expenses reflect net gains of $0.3 million and $0.4 million, respectively, including marked-to-market adjustments but excluding the impact of the intercompany balances not permanently invested, in connection with all of the Company’s foreign currency derivatives.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. Based on the $22.5 million of borrowings under our ABL facility outstanding at March 31 2013, a change in the estimated interest rate up or down by 1/2% would increase or decrease earnings before income taxes by approximately $0.1 million. At March 31, 2013, the Company held no such derivatives instruments. Currently, we do not purchase or hold any derivative instruments for speculative or trading purposes.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks at March 31, 2013.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2013, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended March 31, 2013:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2013	751,374	$24.88	751,374	$159,369,502.57
February 1 through February 28, 2013	3,948,401	26.99	3,948,401	52,811,876.97
March 1 through March 31, 2013	2,300,194	28.76	2,300,194	653,044,005.37
Total this quarter	6,999,969	$27.35	6,999,969	$653,044,005.37

(1)         The table above does not include 326 shares of the Company’s common stock surrendered by employees of the Company to satisfy tax withholding obligations due upon the vesting of restricted stock awards under the Company’s share-based compensation plans.

(2)         On August 27, 2012, the Company announced that its Board of Directors approved a share repurchase program authorizing it to repurchase up to $300.0 million of its common stock beginning on October 1, 2012 (the “2012 Share Repurchase Program”). The Company repurchased 10.4 million shares of its common stock under the 2012 Share Repurchase Program at an aggregate cost of $266.4 million, prior to the Company’s termination of the 2012 Share Repurchase Program in March 2013.

(3)         On March 5, 2013, the Company announced that its Board of Directors approved a new share repurchase program authorizing it to repurchase up to $700.0 million of its common stock over a period of eight quarters commencing on that date (the “2013 Share Repurchase Program”). The 2013 Share Repurchase Program expires on or about March 5, 2015. During the period from March 5, 2013 through March 31, 2013, the Company repurchased 1.6 million shares of its common stock under the 2013 Share Repurchase Program at an aggregate cost of $46.9 million.

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

101

Pursuant to Rule 406T of Regulation S-T, the following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date:	May 2, 2013

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer