Form 10-Q
period 2013-06-30
Sally Beauty Holdings, Inc.
filed 2013-08-01
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2013

-OR-

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-33145

SALLY BEAUTY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	36-2257936 (I.R.S. Employer Identification No.)
incorporation or organization)

3001 Colorado Boulevard Denton, Texas	76210
(Address of principal executive	(Zip Code)
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

As of July 26, 2013, there were 167,737,109 shares of the issuer’s common stock outstanding.

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

•             integrating acquired businesses;

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

•             the potential impact on us if the financial institutions we deal with become impaired; and

•             the costs and effects of litigation.

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

Sally Beauty maintains a website at www.sallybeautyholdings.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the Securities and Exchange Commission (“SEC”). The information contained on this website does not constitute part of this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated statements of earnings and consolidated statements of comprehensive income for the three and nine months ended June 30, 2013 and 2012, consolidated balance sheets as of June 30, 2013 and September 30, 2012, and consolidated statements of cash flows for the nine months ended June 30, 2013 and 2012 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$912,101	$886,991	$2,715,781	$2,641,087
Cost of products sold and distribution expenses	455,018	442,612	1,369,876	1,338,065
Gross profit	457,083	444,379	1,345,905	1,303,022
Selling, general and administrative expenses	295,719	291,533	900,778	873,736
Depreciation and amortization	18,798	16,299	52,853	47,792
Operating earnings	142,566	136,547	392,274	381,494
Interest expense	27,006	26,925	80,510	113,240
Earnings before provision for income taxes	115,560	109,622	311,764	268,254
Provision for income taxes	43,094	40,135	115,426	100,820
Net earnings	$72,466	$69,487	$196,338	$167,434

Earnings per share:
Basic	$0.43	$0.38	$1.13	$0.91
Diluted	$0.42	$0.37	$1.10	$0.88

Weighted average shares:
Basic	168,725	182,756	173,528	184,598
Diluted	173,762	188,496	178,278	189,901

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$72,466	$69,487	$196,338	$167,434
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,157)	(10,778)	(13,292)	(1,683)
Deferred gain on interest rate swaps	—	1,679	—	6,450
Total other comprehensive income (loss), before tax	(4,157)	(9,099)	(13,292)	4,767
Income taxes related to other comprehensive income (loss)	—	(452)	—	(2,303)
Other comprehensive income (loss), net of tax	(4,157)	(9,551)	(13,292)	2,464
Total comprehensive income	$68,309	$59,936	$183,046	$169,898

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30, 2013	September 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,444	$240,220
Trade accounts receivable, less allowance for doubtful accounts of $2,945 at June 30, 2013 and $2,583 at September 30, 2012	59,912	59,496
Accounts receivable, other	39,580	42,260
Income taxes receivable	13,118	23,734
Inventory	780,200	735,356
Prepaid expenses	29,768	29,376
Deferred income tax assets, net	33,592	33,465
Total current assets	1,009,614	1,163,907
Property and equipment, net of accumulated depreciation of $366,139 at June 30, 2013 and $352,164 at September 30, 2012	222,355	202,661
Goodwill	531,380	532,331
Intangible assets, excluding goodwill, net of accumulated amortization of $68,364 at June 30, 2013 and $59,192 at September 30, 2012	127,376	128,437
Other assets	35,122	38,464
Total assets	$1,925,847	$2,065,800
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$77,513	$1,908
Accounts payable	272,411	262,209
Accrued liabilities	150,397	200,267
Income taxes payable	5,838	13,004
Total current liabilities	506,159	477,388
Long-term debt	1,613,248	1,615,322
Other liabilities	24,759	24,232
Deferred income tax liabilities, net	76,064	63,943
Total liabilities	2,220,230	2,180,885
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 167,756 and 180,548 shares issued and 167,424 and 180,241 shares outstanding at June 30, 2013 and September 30, 2012, respectively	1,674	1,802
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	177,791	540,007
Accumulated deficit	(449,903)	(646,241)
Accumulated other comprehensive loss, net of tax	(23,945)	(10,653)
Total stockholders’ deficit	(294,383)	(115,085)
Total liabilities and stockholders’ deficit	$1,925,847	$2,065,800

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net earnings	$196,338	$167,434
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,853	47,792
Share-based compensation expense	15,503	13,801
Amortization of deferred financing costs	2,719	4,164
Excess tax benefit from share-based compensation	(11,316)	(10,647)
Net loss on extinguishment of debt	—	38,376
Deferred income taxes	12,071	(154)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(659)	4,457
Accounts receivable, other	2,432	(8,143)
Income taxes receivable	10,616	—
Inventory	(49,165)	(44,329)
Prepaid expenses	(792)	(465)
Other assets	(35)	5,161
Accounts payable and accrued liabilities	(38,385)	(19,063)
Income taxes payable	4,312	1,437
Other liabilities	635	(3,260)
Net cash provided by operating activities	197,127	196,561
Cash Flows from Investing Activities:
Capital expenditures	(64,551)	(44,160)
Acquisitions, net of cash acquired	(16,070)	(43,154)
Net cash used by investing activities	(80,621)	(87,314)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	222,500	1,876,300
Repayments of long-term debt	(148,424)	(1,801,933)
Repurchases of common stock	(407,197)	(200,000)
Debt issuance costs	—	(26,858)
Proceeds from exercises of stock options	18,722	23,080
Excess tax benefit from share-based compensation	11,316	10,647
Net cash used by financing activities	(303,083)	(118,764)
Effect of foreign exchange rate changes on cash and cash equivalents	(199)	10
Net decrease in cash and cash equivalents	(186,776)	(9,507)
Cash and cash equivalents, beginning of period	240,220	63,481
Cash and cash equivalents, end of period	$53,444	$53,974

Supplemental Cash Flow Information:
Interest paid (a)	$104,366	$109,094
Income taxes paid	$84,735	$102,689

(a)         For the nine months ended June 30, 2012, interest paid includes $24.4 million in call premiums paid upon the redemption of outstanding notes.

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

Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2013 and September 30, 2012, its consolidated results of operations for the three and nine months ended June 30, 2013 and 2012, and its consolidated cash flows for the nine months ended June 30, 2013 and 2012.

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

For the three and nine months ended June 30, 2013, other comprehensive loss consists exclusively of foreign currency translation adjustments of $4.2 million and $13.3 million, respectively. For the three months ended June 30, 2012, other comprehensive income consists of foreign currency translation adjustments of $10.8 million (before income taxes of $0.2 million) and deferred gains on certain interest rate swaps of $1.7 million (before income taxes of $0.7 million). For the nine months ended June 30, 2012, other comprehensive income consists of foreign currency translation adjustments of $1.7 million (before income taxes of $0.2 million) and deferred gains on certain interest rate swaps of $6.5 million (before income taxes of $2.5 million).

At June 30, 2013 and September 30, 2012, accumulated other comprehensive loss (“AOCI”) consists of cumulative foreign currency translation adjustments of $23.9 million and $10.7 million, respectively, and is net of income taxes of $2.9 million at

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

each date. Any amounts previously reported in AOCI which were related to the interest rate swaps discussed above were reclassified into interest expense, as a yield adjustment, in the same period in which interest on the hedged variable-rate debt obligations affected earnings.

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

Accounting Changes

The Company made no accounting changes during the nine months ended June 30, 2013.

5.              Fair Value Measurements

The Company’s financial instruments consist of cash equivalents, trade and other accounts receivable, accounts payable, foreign currency derivative instruments and debt. The carrying amounts of cash equivalents, trade and other accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at June 30, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$—	$—	$—	—
Foreign currency forwards (b)	98	—	98	—
Total assets	$98	$—	$98	—
Liabilities
Long-term debt (c)	$1,745,273	$1,663,125	$82,148	—
Foreign currency forwards (b)	248	—	248	—
Total liabilities	$1,745,521	$1,663,125	$82,396	—

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

(c)          Long-term debt (including current maturities and borrowings under the ABL facility) is carried in the Company’s consolidated financial statements at amortized cost of $1,690.8 million at June 30, 2013 and $1,617.2 million at September 30, 2012. The senior notes due 2019 and senior notes due 2022 are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility and capital lease obligations), is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 10 for more information about the Company’s debt.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

6.              Accumulated Stockholders’ Equity (Deficit)

In August 2012, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300.0 million of its common stock (the “2012 Share Repurchase Program”). In addition, on March 5, 2013, the Company announced that its Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $700.0 million of its common stock over the eight quarters commencing on such date (the “2013 Share Repurchase Program”). In connection with the authorization of the 2013 Share Repurchase Program, the Company’s Board of Directors terminated the 2012 Share Repurchase Program.

Prior to such termination, the Company had repurchased approximately 10.4 million shares at a cost of $266.4 million under the 2012 Share Repurchase Program. In addition, during the period from March 5, 2013 through June 30, 2013, the Company repurchased approximately 4.7 million shares at a cost of $140.8 million under the 2013 Share Repurchase Program.

During the three months ended June 30, 2013, the Company repurchased and retired approximately 3.1 million shares of its common stock (under the 2013 Share Repurchase Program) at a cost of $93.8 million. During the nine months ended June 30, 2013, the Company repurchased and retired approximately 15.1 million shares of its common stock (under the 2012 Share Repurchase Program and the 2013 Share Repurchase Program) at a cost of $407.2 million. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts.

7.              Earnings Per Share

Basic earnings per share, is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but reflects the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net earnings	$72,466	$69,487	$196,338	$167,434
Total weighted average basic shares	168,725	182,756	173,528	184,598
Dilutive securities:
Stock options and stock award programs	5,037	5,740	4,750	5,303
Total weighted average diluted shares	173,762	188,496	178,278	189,901
Earnings per share:
Basic	$0.43	$0.38	$1.13	$0.91
Diluted	$0.42	$0.37	$1.10	$0.88

At June 30, 2012, options to purchase 44,340 shares of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share for the nine months ended June 30, 2012, since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period. At June 30, 2013, all outstanding options to purchase shares of the Company’s common stock were dilutive.

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

The Company granted approximately 1.6 million and 2.0 million stock options and approximately 128,000 and 32,000 restricted share awards to its employees and consultants during the nine months ended June 30, 2013 and 2012, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.9 million and $5.3 million in the nine months ended June 30, 2013 and 2012, respectively, in connection with certain retirement eligible employees

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”) and certain predecessor share-based compensation plans. In addition, the Company granted approximately 36,000 and 26,000 restricted stock units to its non-employee directors during the nine months ended June 30, 2013 and 2012, respectively.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for the periods presented for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation expense	$3,190	$2,825	$15,503	$13,801
Income tax benefit related to share-based compensation expense	$1,161	$674	$5,731	$4,933

Stock Options

Each option has an exercise price equal to the closing market price of the Company’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are generally subject to forfeiture until the vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan and certain predecessor share-based compensation plans.

The following table presents a summary of the activity for the Company’s stock option awards for the nine months ended June 30, 2013:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2012	11,861	$10.45	6.5	$173,601
Granted	1,578	23.49
Exercised	(2,224)	8.42
Forfeited or expired	(72)	17.97
Outstanding at June 30, 2013	11,143	$12.66	6.4	$205,514

Exercisable at June 30, 2013	6,137	$9.24	5.1	$134,131

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes additional information about stock options outstanding under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2013 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2013 (in Thousands)	Weighted Average Exercise Price
$2.00 — 9.66	5,439	4.7	$7.92	4,782	$7.98
$11.39 — 23.49	5,704	7.9	17.17	1,355	13.69
Total	11,143	6.4	$12.66	6,137	$9.24

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

The weighted average fair value of the stock options issued to the Company’s grantees at the date of grant in the nine months ended June 30, 2013 and 2012 was $11.29 and $9.60 per option, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2013 was $42.3 million. The cash proceeds from these option exercises were $18.7 million and the tax benefit realized from these option exercises was $13.8 million.

At June 30, 2013, approximately $17.8 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.4 years.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s restricted stock awards for the nine months ended June 30, 2013:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2012	307	$10.42	2.5
Granted	128	23.49
Vested	(103)	9.48
Forfeited	—	—
Unvested at June 30, 2013	332	$15.77	2.9

At June 30, 2013, approximately $2.5 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 2.9 years.

Restricted Stock Units

The Company currently grants Restricted Stock Unit (“RSU” or “RSUs”) awards, which generally vest less than one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of common stock of the Company. Upon vesting, RSUs are generally retained by the Company as deferred stock units that are not distributed until nine months after the independent director’s service as a director terminates. With respect to awards made by the Company after September 30, 2012, an independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of common stock of the Company that would otherwise be issued to such director on the vesting date. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle the vested deferred stock units with shares of the Company’s common stock or in cash.

The Company expenses the cost of the RSUs, which is determined to be the fair value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s RSUs for the nine months ended June 30, 2013:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2012	—	$—	—
Granted	36	23.84
Vested	—	—
Forfeited	(4)	23.49
Unvested at June 30, 2013	32	$23.89	0.3

At June 30, 2013, approximately $0.2 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.3 years.

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

The Company completed its annual assessment of intangible assets, other than goodwill and including indefinite-lived intangible assets, for impairment during the quarter ended March 31, 2013. No impairment losses were recognized in the current or prior periods presented in connection with the Company’s intangible assets.

Amortization expense was $3.1 million and $3.6 million for the three months ended June 30, 2013 and 2012; and $9.4 million and $10.3 million for the nine months ended June 30, 2013 and 2012, respectively.

10.       Short-term Borrowings and Long-term Debt

Details of long-term debt as of June 30, 2013 are as follows (in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$75,500	Nov. 2015	(i) Prime plus (1.25% to 1.75%) or;
			(ii) LIBOR (a) plus (2.25% to 2.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022 (b)	858,613	Jun. 2022	5.750% (b)
Other (c)	1,627	2014-2015	4.93% to 5.79%
Total	$1,685,740
Capital leases and other	$5,021
Less: current portion	(77,513)
Total long-term debt	$1,613,248

(a)         London Interbank Offered Rate (“LIBOR”).

(b)         Includes unamortized premium of $8.6 million related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

(c)          Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA (“Sinelco”).

In connection with the Company’s separation from its former parent company, Alberto-Culver Company, in November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings LLC) incurred $1,850.0 million of indebtedness by: (i) borrowing $70.0 million under a $400.0 million revolving (asset-based lending (“ABL”)) credit facility; (ii) entering into two senior term loan facilities (term loans A and B) in an aggregate amount of $1,070.0 million; and (iii) issuing 9.25% senior notes due 2014 in an aggregate amount of $430.0 million and 10.50% senior subordinated notes due 2016 in an aggregate amount of $280.0 million.

Borrowings under the term loan A facility were paid in full in the fiscal year ended September 30, 2010.

In the fiscal year ended September 30, 2011, Sally Holdings LLC (“Sally Holdings”) entered into a new $400 million, five-year asset-based senior secured loan facility (the “ABL facility”) and terminated its prior ABL credit facility. The availability of funds under the ABL facility is subject to a customary borrowing base comprised of a percentage of our credit card and trade receivables, and of our inventory (minus certain customary reserves) and reduced by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. At June 30, 2013, the Company had $302.2 million available for borrowing under the ABL facility, including the Canadian sub-facility.

On July 26, 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment (hereafter, the “Second Amendment”) to the ABL facility which, among other things, increased the maximum availability to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 26, 2018 and improved certain other covenant terms. The remaining terms of the amended ABL facility are substantially the same as those of the ABL facility prior to the Second Amendment.

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

The senior notes due 2019 and the senior notes due 2022 (together, the “senior notes due 2019 and 2022”) are unsecured obligations of Sally Holdings and Sally Capital Inc. (together, the “Issuers”) and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019 and 2022 is payable semi-annually, during the Company’s first and third fiscal quarters. Please see Note 15 for certain condensed financial statement data pertaining to Sally Beauty, the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

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

Maturities of the Company’s long-term debt are as follows as of June 30, 2013 (in thousands):

Twelve months ending June 30:
2014	$76,734
2015	393
2016	—
2017	—
2018	—
Thereafter	1,608,613
$1,685,740
Capital lease obligations	5,021
Less: current portion	(77,513)
Total	$1,613,248

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At June 30, 2013, the Company’s Secured Leverage Ratio was approximately 0.2 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility).

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019 and 2022 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At June 30, 2013, the Company’s Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019 and 2022 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At June 30, 2013, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. As stated above, the Second Amendment relaxes the restrictions against the making of Restricted Payments.

For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment (down from $80.0 million or 20% of the borrowing base prior to the Second Amendment). For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million (up from $80.0 million prior to the Second Amendment due to the increase in the facility size from $400.0 million to $500.0 million) or 20% of the borrowing base (unchanged by the Second Amendment) for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0 (down from 1.2 to 1.0 prior to the Second Amendment). Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base (down from $40.0 million or 15% of the borrowing base prior to the Second Amendment), the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0 (down from 1.1 to 1.0 prior to the Second Amendment). As of June 30, 2013, the Consolidated Fixed Charge Coverage Ratio was approximately 3.8 to 1.0.

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

The ABL facility and the indentures governing the senior notes due 2019 and 2022 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of June 30, 2013, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At June 30, 2013, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivatives instruments in connection therewith.

As of June 30, 2013, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million which enabled it to convert a portion of its then variable-interest rate obligations under the term loan B facility, to fixed-interest rate obligations. These agreements were designated and qualified as effective cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, changes in the fair value of these derivative instruments (which were adjusted quarterly) were recorded, net of income tax, in accumulated other comprehensive (loss) income (“AOCI”) until the swap agreements expired in May 2012. Amounts previously reported in AOCI which were related to such interest rate swaps were reclassified into interest expense, as a yield adjustment, in the same period in which interest on the hedged variable-rate debt obligations affected earnings. As such, for the three and nine months ended June 30, 2012, the Company’s other comprehensive income included deferred gains on these interest swaps of $1.0 million and $3.9 million, respectively, net of income tax of $0.7 million and $2.5 million, respectively.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate.

The Company uses foreign exchange contracts including, at June 30, 2013, foreign currency forwards with an aggregate notional amount of $3.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency forwards enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.2772, are with a single counterparty and expire ratably through September 2013.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at June 30, 2013, we held: (a) a foreign currency forward which enables us to sell approximately €26.0 million ($33.8 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of approximately 1.3019, (b) a foreign currency forward which enables us to sell approximately $2.3 million Canadian dollars ($2.2 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of 1.0519, (c) a foreign currency forward which enables us to buy approximately $26.2 million Canadian dollars ($24.9 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of 1.0488, (d) a foreign currency forward which enables us to sell approximately 18.7 million Mexican pesos ($1.4 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of 13.0095 and (e) a foreign currency forward which enables us to sell approximately £9.0 million ($13.7 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of approximately 1.5310. The foreign currency forwards discussed in this

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

paragraph are with a single counterparty, not the same party as the counterparties on the other forwards held at June 30, 2013, and expire on or before September 30, 2013.

In addition, the Company uses foreign exchange contracts including, at June 30, 2013, foreign currency forwards with an aggregate notional amount of €0.9 million ($1.2 million, at the June 30, 2013 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8154, are with a single counterparty, not the same party as the counterparties on the other forwards held at June 30, 2013, and expire ratably through September 2013.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net losses of $1.2 million and net gains of $2.2 million for the three months ended June 30, 2013 and 2012, respectively; and net losses of $0.9 million and net gains of $2.6 million for the nine months ended June 30, 2013 and 2012, respectively, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2013 and September 30, 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	June 30, 2013	September 30, 2012	Classification	June 30, 2013	September 30, 2012
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$98	$4	Accrued liabilities	$248	$132
		$98	$4		$248	$132

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the three months ended June 30, 2013 and 2012 (in thousands):

Derivatives	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Designated as	Three Months Ended June 30,			Three Months Ended June 30,
Hedging Instruments	2013	2012	Classification	2013	2012
Interest Rate Swaps	$—	$1,027	Interest expense	$—	$(1,670)

		Amount of Gain or (Loss) Recognized in Income on
	Classification of Gain or	Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Three Months Ended June 30,
Hedging Instruments	Income	2013	2012
Foreign Exchange Contracts	Selling, general and administrative expenses	$(1,163)	$2,239

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the statements of earnings for the nine months ended June 30, 2013 and 2012 (in thousands):

Derivatives	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Designated as	Nine Months Ended June 30,			Nine Months Ended June 30,
Hedging Instruments	2013	2012	Classification	2013	2012
Interest Rate Swaps	$—	$3,947	Interest expense	$—	$(6,731)

		Amount of Gain or (Loss) Recognized in Income on
	Classification of Gain or	Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Nine Months Ended June 30,
Hedging Instruments	Income	2013	2012
Foreign Exchange Contracts	Selling, general and administrative expenses	$(878)	$2,611

Credit-risk-related Contingent Features

At June 30, 2013, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was $0.2 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

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

12.       Income Taxes

In January 2012, the IRS concluded the field work associated with its examination of the Company’s consolidated federal income tax returns for the fiscal years ended September 30, 2007 and 2008 and issued its examination report. The Company is appealing certain disputed items and it does not anticipate the ultimate resolution of these items to have a material impact on the Company’s financial statements.

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

13.       Acquisitions

On May 31, 2013, the Company acquired certain assets and business operations of Essential Salon Products, Inc., a professional-only distributor of beauty products operating in the northeastern region of the United States, for approximately $15.7 million, subject to certain adjustments. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $9.1 million, were recorded based on their preliminary estimated fair values at the acquisition date. In addition, goodwill of $3.2 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. The final valuation of the assets acquired and liabilities assumed will be completed within twelve months from the acquisition date. We funded this acquisition with cash from operations and with borrowings under our ABL facility.

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

Sales between segments, which were eliminated in consolidation, were not material during the three and nine months ended June 30, 2013 and 2012. Segment data for the three and nine months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales:
Sally Beauty Supply	$559,150	$553,419	$1,673,942	$1,643,749
BSG	352,951	333,572	1,041,839	997,338
Total	$912,101	$886,991	$2,715,781	$2,641,087
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$117,672	$117,622	$329,715	$330,023
BSG	52,734	46,667	151,307	135,590
Segment operating profit	170,406	164,289	481,022	465,613
Unallocated expenses (a)	(24,650)	(24,917)	(73,245)	(70,318)
Share-based compensation expense	(3,190)	(2,825)	(15,503)	(13,801)
Interest expense (b)	(27,006)	(26,925)	(80,510)	(113,240)
Earnings before provision for income taxes	$115,560	$109,622	$311,764	$268,254

(a)  Unallocated expenses consist of corporate and shared costs.

(b)       For the three and nine months ended June 30, 2012, interest expense includes losses on extinguishment of debt in the aggregate amount of $3.2 million and $37.8 million, respectively, in connection with the Company’s redemption of outstanding notes and repayment of the term loan B loan.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

15.       Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following condensed consolidating financial information presents the condensed consolidated balance sheets as of June 30, 2013 and September 30, 2012, the condensed consolidated statements of earnings and comprehensive income for the three and nine months ended June 30, 2013 and 2012, and condensed consolidated statements of cash flows for the nine months ended June 30, 2013 and 2012 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient, as guarantor subsidiaries are 100% indirectly owned by the Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries are pledged under the ABL facility and consequently may not be available to satisfy the claims of general creditors.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

June 30, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$—	$29,110	$24,334	$—	$53,444
Trade, income taxes and other accounts receivable, less allowance for doubtful accounts	9,635	—	62,305	40,670	—	112,610
Due from affiliates	—		1,141,668	2,286	(1,143,954)	—
Inventory	—	—	585,776	194,424	—	780,200
Prepaid expenses	1,677	80	13,643	14,368	—	29,768
Deferred income tax assets, net	(408)	(423)	38,804	(4,381)	—	33,592
Property and equipment, net	1	—	150,187	72,167	—	222,355
Investment in subsidiaries	157,284	2,431,639	364,033	—	(2,952,956)	—
Goodwill and other intangible assets, net	—	—	480,467	178,289	—	658,756
Other assets	—	29,075	1,131	4,916	—	35,122
Total assets	$168,189	$2,460,371	$2,867,124	$527,073	$(4,096,910)	$1,925,847

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$4	$—	$213,668	$58,739	$—	$272,411
Due to affiliates	463,980	604,633	2,286	73,055	(1,143,954)	—
Accrued liabilities	202	11,532	112,634	26,029	—	150,397
Income taxes payable	—	3,416	1	2,421	—	5,838
Long-term debt	—	1,684,113	203	6,445	—	1,690,761
Other liabilities	—	—	22,825	1,934	—	24,759
Deferred income tax liabilities, net	(1,614)	(607)	83,868	(5,583)	—	76,064
Total liabilities	462,572	2,303,087	435,485	163,040	(1,143,954)	2,220,230
Total stockholders’ (deficit) equity	(294,383)	157,284	2,431,639	364,033	(2,952,956)	(294,383)
Total liabilities and stockholders’ (deficit) equity	$168,189	$2,460,371	$2,867,124	$527,073	$(4,096,910)	$1,925,847

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended June 30, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$731,319	$180,782	$—	$912,101
Related party sales	—	—	725	—	(725)	—
Cost of products sold and distribution expenses	—	—	358,746	96,997	(725)	455,018
Gross profit	—	—	373,298	83,785	—	457,083
Selling, general and administrative expenses	2,328	83	225,124	68,184	—	295,719
Depreciation and amortization	—	—	13,765	5,033	—	18,798
Operating earnings (loss)	(2,328)	(83)	134,409	10,568	—	142,566
Interest expense	—	26,900	13	93	—	27,006
Earnings (loss) before provision for income taxes	(2,328)	(26,983)	134,396	10,475	—	115,560
Provision (benefit) for income taxes	(863)	(10,481)	51,442	2,996	—	43,094
Equity in earnings of subsidiaries, net of tax	73,931	90,433	7,479	—	(171,843)	—
Net earnings	72,466	73,931	90,433	7,479	(171,843)	72,466

Other comprehensive income (loss), net of tax	—	—	—	(4,157)	—	(4,157)
Total comprehensive income (loss)	$72,466	$73,931	$90,433	$3,322	$(171,843)	$68,309

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended June 30, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$716,288	$170,703	$—	$886,991
Related party sales	—	—	717	—	(717)	—
Cost of products sold and distribution expenses	—	—	350,032	93,297	(717)	442,612
Gross profit	—	—	366,973	77,406	—	444,379
Selling, general and administrative expenses	2,681	184	224,940	63,728	—	291,533
Depreciation and amortization	—	—	11,569	4,730	—	16,299
Operating earnings (loss)	(2,681)	(184)	130,464	8,948	—	136,547
Interest expense	—	26,765	23	137	—	26,925
Earnings (loss) before provision for income taxes	(2,681)	(26,949)	130,441	8,811	—	109,622
Provision (benefit) for income taxes	(974)	(10,451)	49,003	2,557	—	40,135
Equity in earnings of subsidiaries, net of tax	71,194	87,692	6,254	—	(165,140)	—
Net earnings	$69,487	$71,194	$87,692	$6,254	$(165,140)	$69,487

Other comprehensive income (loss), net of tax	—	1,027	—	(10,578)	—	(9,551)
Total comprehensive income (loss)	$69,487	$72,221	$87,692	$(4,324)	$(165,140)	$59,936

Sally Holdings LLC and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Nine Months Ended June 30, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$2,179,608	$536,173	$—	$2,715,781
Related party sales	—	—	2,195	—	(2,195)	—
Cost of products sold and distribution expenses	—	—	1,081,329	290,742	(2,195)	1,369,876
Gross profit	—	—	1,100,474	245,431	—	1,345,905
Selling, general and administrative expenses	7,461	258	684,671	208,388	—	900,778
Depreciation and amortization	—	—	38,322	14,531	—	52,853
Operating earnings (loss)	(7,461)	(258)	377,481	22,512	—	392,274
Interest expense	—	80,157	29	324	—	80,510
Earnings (loss) before provision for income taxes	(7,461)	(80,415)	377,452	22,188	—	311,764
Provision (benefit) for income taxes	(2,820)	(31,234)	142,775	6,705	—	115,426
Equity in earnings of subsidiaries, net of tax	200,979	250,160	15,483	—	(466,622)	—
Net earnings	196,338	200,979	250,160	15,483	(466,622)	196,338

Other comprehensive income (loss), net of tax	—	—	—	(13,292)	—	(13,292)
Total comprehensive income (loss)	$196,338	$200,979	$250,160	$2,191	$(466,622)	$183,046

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Nine Months Ended June 30, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$2,133,523	$507,564	$—	$2,641,087
Related party sales	—	—	2,202	—	(2,202)	—
Cost of products sold and distribution expenses	—	—	1,062,538	277,729	(2,202)	1,338,065
Gross profit	—	—	1,073,187	229,835	—	1,303,022
Selling, general and administrative expenses	7,990	473	672,652	192,621	—	873,736
Depreciation and amortization	1	—	33,886	13,905	—	47,792
Operating earnings (loss)	(7,991)	(473)	366,649	23,309	—	381,494
Interest expense	—	112,728	80	432	—	113,240
Earnings (loss) before provision for income taxes	(7,991)	(113,201)	366,569	22,877	—	268,254
Provision (benefit) for income taxes	(2,844)	(43,903)	139,547	8,020	—	100,820
Equity in earnings of subsidiaries, net of tax	172,581	241,879	14,857	—	(429,317)	—
Net earnings	$167,434	$172,581	$241,879	$14,857	$(429,317)	$167,434

Other comprehensive income (loss), net of tax	—	3,947	—	(1,483)	—	2,464
Total comprehensive income	$167,434	$176,528	$241,879	$13,374	$(429,317)	$169,898

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$388,316	$(230,500)	$26,776	$12,535	$—	$197,127
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	(1)	—	(40,455)	(24,095)	—	(64,551)
Acquisitions, net of cash acquired	—	—	(15,400)	(670)	—	(16,070)
Net cash used by investing activities	(1)	—	(55,855)	(24,765)	—	(80,621)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	222,500	—	—	—	222,500
Repayments of long-term debt	—	(147,000)	(62)	(1,362)	—	(148,424)
Repurchases of common stock	(407,197)	—	—	—	—	(407,197)
Proceeds from exercises of stock options	18,722	—	—	—	—	18,722
Excess tax benefit from share-based compensation	160	—	9,669	1,487	—	11,316
Net cash (used) provided by financing activities	(388,315)	75,500	9,607	125	—	(303,083)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(199)	—	(199)
Net decrease in cash and cash equivalents	—	(155,000)	(19,472)	(12,304)	—	(186,776)
Cash and cash equivalents, beginning of period	—	155,000	48,582	36,638	—	240,220
Cash and cash equivalents, end of period	$—	$—	$29,110	$24,334	$—	$53,444

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash (used) provided by operating activities	$176,920	$(49,903)	$29,491	$40,053	$—	$196,561
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(29,397)	(14,763)	—	(44,160)
Acquisitions, net of cash acquired	—	—	(10,607)	(32,547)	—	(43,154)
Net cash used by investing activities	—	—	(40,004)	(47,310)	—	(87,314)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,876,300	—	—	—	1,876,300
Repayments of long-term debt	—	(1,799,539)	(69)	(2,325)	—	(1,801,933)
Debt issuance costs	—	(26,858)	—	—	—	(26,858)
Repurchase of common stock	(200,000)	—	—	—	—	(200,000)
Proceeds from exercises of stock options	23,080	—	—	—	—	23,080
Excess tax benefit from share-based compensation	—	—	9,951	696	—	10,647
Net cash provided (used) by financing activities	(176,920)	49,903	9,882	(1,629)	—	(118,764)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
Net decrease in cash and cash equivalents	—	—	(631)	(8,876)	—	(9,507)
Cash and cash equivalents, beginning of period	—	—	22,583	40,898	—	63,481
Cash and cash equivalents, end of period	$—	$—	$21,952	$32,022	$—	$53,974

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

16.   Subsequent Events

On July 26, 2013, the Company, Sally Holdings and other parties to the ABL facility entered into the Second Amendment to the ABL facility which, among other things, increased the maximum availability to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 26, 2018 and improved certain other covenant terms. The remaining terms of the amended ABL facility are substantially the same as those of the ABL facility prior to the Second Amendment. Please see Note 10 for more information about the Company’s debt.

On July 26, 2013, Michael G. Spinozzi, President of Sally Beauty Supply, notified the Company of his retirement from the Company with an anticipated effective date of November 8, 2013.  Mr. Spinozzi has served as President of Sally Beauty Supply since 2006 and the Company is grateful for Mr. Spinozzi’s leadership and commitment to the success of the Company during his tenure as an officer of the Company.  The Company has not yet selected a replacement for Mr. Spinozzi, but intends to announce a replacement prior to Mr. Spinozzi’s effective retirement date.

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

Highlights For the Nine Months Ended June 30, 2013:

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer increased by 0.9% for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012;

•                  Our consolidated net sales for the nine months ended June 30, 2013, increased by $74.7 million, or 2.8%, to $2,715.8 million compared to $2,641.1 million for the nine months ended June 30, 2012;

•                  Our consolidated gross profit for the nine months ended June 30, 2013, increased by $42.9 million, or 3.3%, to $1,345.9 million compared to $1,303.0 million for the nine months ended June 30, 2012. As a percentage of net sales, gross profit increased by 30 basis points to 49.6% for the nine months ended June 30, 2013, compared to 49.3% for the nine months ended June 30, 2012;

•                  Our consolidated operating earnings for the nine months ended June 30, 2013, increased by $10.8 million, or 2.8%, to $392.3 million compared to $381.5 million for the nine months ended June 30, 2012. As a percentage of net sales, operating earnings were 14.4% for both the nine months ended June 30, 2013 and 2012;

•                  Net earnings increased by $28.9 million, or 17.3%, to $196.3 million for the nine months ended June 30, 2013, compared to $167.4 million for the nine months ended June 30, 2012. For the nine months ended June 30, 2012, net earnings reflect charges of $37.8 million, before tax, related to our redemption of outstanding notes and our repayment of a term loan. As a percentage of net sales, net earnings increased by 90 basis points to 7.2% for the nine months ended June 30, 2013, compared to 6.3% for the nine months ended June 30, 2012;

•                  Cash provided by operations was $197.1 million for the nine months ended June 30, 2013, compared to $196.6 million for the nine months ended June 30, 2012;

•                  In March 2013, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $700.0 million of our common stock. During the nine months ended June 30, 2013, we repurchased and retired approximately 15.1 million shares of our common stock under share repurchase programs approved by our Board of Directors, including the repurchase program approved in March 2013, at an aggregate cost of $407.2 million; and

•                  On May 31, 2013, we acquired certain assets and business operations of Essential Salon Products, Inc. (“Essential Salon”), a professional-only distributor of beauty products operating in the northeastern region of the United States, for approximately $15.7 million, subject to certain adjustments.

Overview

Description of Business

We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group (“BSG”). We are the largest distributor of professional beauty supplies in the U.S. based on store count. As of June 30, 2013, through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,421 company-operated stores and supplied 181 franchised stores, primarily in North America and selected South American and European countries. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the nine months ended June 30, 2013, our consolidated net sales and operating earnings were $2,715.8 million and $392.3 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of June 30, 2013, Sally Beauty Supply operated 3,358 company-operated retail stores, 2,633 of which are located in the U.S., with the remaining 725 company-operated stores located in Puerto Rico, Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 21 franchised stores located in the United Kingdom and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals with between 6,000 and 9,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the nine months ended June 30, 2013, Sally Beauty Supply’s net sales and segment operating profit were $1,673.9 million and $329.7 million, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of June 30, 2013, BSG had 1,063 company-operated stores, supplied 160 franchised stores and had a sales force of approximately 995 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,700 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. BSG stores carry leading third-party brands, such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the nine months ended June 30, 2013, BSG’s net sales and segment operating profit were $1,041.8 million and $151.3 million, respectively.

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

•             Increasing use of exclusive-label products. We offer a broad range of exclusive-label professional beauty products, predominantly in our Sally Beauty Supply segment. As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products and, accordingly, we believe that the growth in sales of these products will likely enhance our overall gross margins. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

•             International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on international growth opportunities and to grow our current level of non-U.S. operations. For example, from September

30, 2012 to June 30, 2013 our international company-operated stores increased from 742 stores to 779 stores. In addition, we have completed a number of international acquisitions over the past three years that increased our European and South American footprint. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth opportunities. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth opportunities may be affected by business, legal, regulatory and economic risks. Please see “Risk Factors — We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

•             Changes to our information technology systems. As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. For example, we are in the process of designing and implementing a standardized enterprise resource planning (“ERP”) system internationally, which we anticipate will be completed over the next few years. In addition, we are currently implementing a point-of-sale system upgrade program in several areas (primarily in our Sally Beauty Supply operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. Many of our systems are proprietary, and as a result our options are limited in seeking third-party assistance with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Significant Recent Acquisitions

On May 31, 2013, the Company acquired certain assets and business operations of Essential Salon, a professional-only distributor of beauty products operating in the northeastern region of the United States, for approximately $15.7 million, subject to certain adjustments. The results of operations of the Essential Salon are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $9.1 million, were recorded based on their preliminary estimated fair values at the acquisition date. In addition, goodwill of $3.2 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. The final valuation of the assets acquired and liabilities assumed will be completed within twelve months from the acquisition date. We funded this acquisition with cash from operations and with borrowings under our five-year asset-based senior secured loan facility (the “ABL facility”).

In November 2011, we acquired the Floral Group, a 19-store distributor of professional beauty products based in Eindhoven, the Netherlands, for approximately €22.8 million (approximately $31.2 million). The results of operations of the Floral Group are included in the Company’s consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. Goodwill of $15.0 million (which is not expected to be deductible for tax purposes) and intangible assets subject to amortization of $11.8 million were recorded as a result of this acquisition based on their fair values at the acquisition date. The final valuation of the assets acquired and liabilities assumed was completed during the second quarter of our fiscal year 2012. The acquisition was funded with cash from operations and with borrowings on our ABL facility in the amount of approximately $17.0 million.

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

Share Repurchase Programs

In August 2012, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $300.0 million of our common stock (the “2012 Share Repurchase Program”).  In addition, on March 5, 2013, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $700.0 million of our common stock over the eight quarters commencing on such date (the “2013 Share Repurchase Program”). In connection with the authorization of the 2013 Share Repurchase Program, the 2012 Share Repurchase Program was terminated.

Prior to such termination, the Company had repurchased approximately 10.4 million shares at a cost of $266.4 million under the 2012 Share Repurchase Program. In addition, during the period from March 5, 2013 through June 30, 2013, the Company repurchased approximately 4.7 million shares at a cost of $140.8 million under the 2013 Share Repurchase Program.

During the three months ended June 30, 2013, we repurchased and retired approximately 3.1 million shares of our common stock (under the 2013 Share Repurchase Program) at a cost of $93.8 million. During the nine months ended June 30, 2013, we repurchased and retired approximately 15.1 million shares of our common stock (under the 2012 Share Repurchase Program and the 2013 Share Repurchase Program) at a cost of $407.2 million. We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. We funded these share repurchases with cash from operations and with borrowings under the ABL facility. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II, Other Information, of this Quarterly Report for additional information about the Company’s share repurchase programs.

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

The Company uses foreign exchange contracts including, at June 30, 2013, foreign currency forwards with an aggregate notional amount of $3.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency forwards enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.2772, are with a single counterparty and expire ratably through September 2013.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at June 30, 2013, we held: (a) a foreign currency forward which enables us to sell approximately €26.0 million ($33.8 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of approximately 1.3019, (b) a foreign currency forward which enables us to sell approximately $2.3 million Canadian dollars ($2.2 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of 1.0519, (c) a foreign currency forward which enables us to buy approximately $26.2 million Canadian dollars ($24.9 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of 1.0488, (d) a foreign currency forward which enables us to sell approximately 18.7 million Mexican pesos ($1.4 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of 13.0095 and (e) a foreign currency forward which enables us to sell approximately £9.0 million ($13.7 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of approximately 1.5310. The foreign currency forwards discussed in this paragraph are with a single counterparty, not the same party as the counterparties on the other forwards held at June 30, 2013, and expire on or before September 30, 2013.

In addition, the Company uses foreign exchange contracts including, at June 30, 2013, foreign currency forwards with an aggregate notional amount of €0.9 million ($1.2 million, at the June 30, 2013 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8154, are with a single counterparty, not the same party as the counterparties on the other forwards held at June 30, 2013, and expire ratably through September 2013.

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

Interest Rate Swap Agreements

We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may, from time to time, enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At June 30, 2013, the Company held no interest rate derivative instruments.

Share-Based Compensation Awards

The Company granted approximately 1.6 million and 2.0 million stock options and approximately 128,000 and 32,000 restricted share awards to its employees and consultants during the nine months ended June 30, 2013 and 2012, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.9 million and $5.3 million in the nine months ended June 30, 2013 and 2012, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan and certain predecessor share-based compensation plans. In addition, the Company granted approximately 36,000 and 26,000 restricted stock units to its non-employee directors during the nine months ended June 30, 2013 and 2012, respectively. For the nine months ended June 30, 2013 and 2012, total share-based compensation costs charged against earnings was $15.5 million and $13.8 million, respectively.

Non-recurring Charges

In December 2011, the Company redeemed $430.0 million aggregate principal amount outstanding of its 9.25% senior notes due 2014 and $275.0 million aggregate principal amount outstanding of its 10.50% senior subordinated notes due 2016, pursuant to the terms of the indentures governing the senior notes and the senior subordinated notes. In addition, in May 2012, the Company paid in full its borrowings under the senior term loan B (approximately $596.9 million). Accordingly, during the nine months ended June 30, 2012, the Company recorded charges to earnings in the aggregate amount of approximately $37.8 million (including approximately $24.4 million in call premiums paid and approximately $13.4 million in unamortized deferred financing costs expensed) in connection with its redemption of the senior notes and the senior subordinated notes and its repayment of the senior term loan. These amounts are included in interest expense in the Company’s consolidated statements of earnings.

Results of Operations

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	$912,101	$886,991	$2,715,781	$2,641,087
Cost of products sold and distribution expenses	455,018	442,612	1,369,876	1,338,065
Gross profit	457,083	444,379	1,345,905	1,303,022
Total other operating costs and expenses	314,517	307,832	953,631	921,528
Operating earnings	142,566	136,547	392,274	381,494
Interest expense	27,006	26,925	80,510	113,240
Earnings before provision for income taxes	115,560	109,622	311,764	268,254
Provision for income taxes	43,094	40,135	115,426	100,820
Net earnings	$72,466	$69,487	$196,338	$167,434

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2013 and 2012, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	49.9%	49.9%	50.4%	50.7%
Gross profit	50.1%	50.1%	49.6%	49.3%
Total other operating costs and expenses	34.5%	34.7%	35.2%	34.9%
Operating earnings	15.6%	15.4%	14.4%	14.4%
Interest expense	2.9%	3.0%	2.9%	4.2%
Earnings before provision for income taxes	12.7%	12.4%	11.5%	10.2%
Provision for income taxes	4.8%	4.6%	4.3%	3.9%
Net earnings	7.9%	7.8%	7.2%	6.3%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales:
Sally Beauty Supply	$559,150	$553,419	$1,673,942	$1,643,749
BSG	352,951	333,572	1,041,839	997,338
Consolidated	$912,101	$886,991	$2,715,781	$2,641,087
Gross profit	$457,083	$444,379	$1,345,905	$1,303,022
Gross profit margin	50.1%	50.1%	49.6%	49.3%
Selling, general and administrative expenses	$295,719	$291,533	$900,778	$873,736
Depreciation and amortization	$18,798	$16,299	$52,853	$47,792
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$117,672	$117,622	$329,715	$330,023
BSG	52,734	46,667	151,307	135,590
Segment operating profit	170,406	164,289	481,022	465,613
Unallocated expenses (a)	(24,650)	(24,917)	(73,245)	(70,318)
Share-based compensation expense	(3,190)	(2,825)	(15,503)	(13,801)
Operating earnings	142,566	136,547	392,274	381,494
Interest expense (b)	(27,006)	(26,925)	(80,510)	(113,240)
Earnings before provision for income taxes	$115,560	$109,622	$311,764	$268,254
Segment operating profit margin:
Sally Beauty Supply	21.0%	21.3%	19.7%	20.1%
BSG	14.9%	14.0%	14.5%	13.6%
Consolidated operating profit margin	15.6%	15.4%	14.4%	14.4%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			3,379	3,258
BSG			1,223	1,176
Consolidated			4,602	4,434
Same store sales growth (decline) (c)
Sally Beauty Supply	(0.8)%	5.2%	(0.3)%	7.5%
BSG	4.6%	5.3%	3.8%	6.3%
Consolidated	0.7%	5.2%	0.9%	7.1%

(a)         Unallocated expenses consist of corporate and shared costs.

(b)         For the three and nine months ended June 30, 2012, interest expense includes losses on extinguishment of debt in the aggregate amount of $3.2 million and $37.8 million, respectively, in connection with the Company’s redemption of outstanding notes and repayment of a term loan.

(c)          For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Our same store sales are calculated in constant dollars and include internet-based sales and the effect of store expansions, if applicable, but do not generally include the sales from stores relocated until 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until 14 months after the acquisition.

The Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended June 30,
	2013	2012	Increase
Net sales:
Sally Beauty Supply	$559,150	$553,419	$5,731	1.0%
BSG	352,951	333,572	19,379	5.8%
Consolidated net sales	$912,101	$886,991	$25,110	2.8%

Gross profit:
Sally Beauty Supply	$310,668	$306,373	$4,295	1.4%
BSG	146,415	138,006	8,409	6.1%
Consolidated gross profit	$457,083	$444,379	$12,704	2.9%

Gross profit margin:
Sally Beauty Supply	55.6%	55.4%	0.2%
BSG	41.5%	41.4%	0.1%
Consolidated gross profit margin	50.1%	50.1%	0.0%

Net Sales

Consolidated Net Sales

Consolidated net sales increased by $25.1 million, or 2.8%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily as a result of increases in unit volume resulting from the 170 company-operated stores opened or acquired during the last twelve months. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $26.1 million, or 2.9%. Certain other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels), in the aggregate, contributed an increase in sales of approximately $5.7 million, or 0.6%, compared to the three months ended June 30, 2012. Incremental sales from businesses acquired in the preceding 12 months were $6.7 million, or 0.8%, lower for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Consolidated net sales for the three months ended June 30, 2013 were not materially impacted by changes in foreign currency exchange rates.

For the three months ended June 30, 2013, consolidated net sales reflect lower or negative same store sales growth rates, particularly in the U.S., compared to strong performance for the same stores in the three months ended June 30, 2012. The consolidated same store sales growth rates for the three months ended June 30, 2013 were adversely impacted by lower non-Beauty Club Card traffic in the U.S. and a difficult comparison against strong growth in certain Sally Beauty Supply product categories in the third quarter of the fiscal year 2012.

Sally Beauty Supply Net Sales

Net sales for Sally Beauty Supply increased by $5.7 million, or 1.0%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily as a result of increases in unit volume resulting from the 124 company-operated stores opened or acquired during the last twelve months. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $10.8 million, or 2.0%. Certain other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries), in the aggregate, experienced an increase in sales of approximately $2.2 million, or 0.4%, compared to the three months ended June 30, 2012. Incremental sales from businesses acquired in the preceding 12 months were $7.3 million, or 1.3%, lower for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

For the three months ended June 30, 2013, the Sally Beauty Supply segment’s net sales reflect a negative 0.8% same store sales growth rate due to soft traffic in the U.S., compared to strong performance for the same stores in the three months ended June 30, 2012. This decrease in same store sales was partially offset by stronger sales growth in the Sally Beauty Supply segment’s international businesses. The Sally Beauty Supply segment’s same store sales growth rate for the three months ended June 30, 2013 was adversely impacted by lower non-Beauty Club Card traffic in the U.S. and a difficult comparison against strong growth in certain Sally Beauty Supply product categories (such as nail care and certain hair product lines) in the third quarter of the fiscal year 2012.

Beauty Systems Group Net Sales

Net sales for BSG increased by $19.4 million, or 5.8%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from 46 company-operated stores opened during the last twelve months. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $15.3 million, or 4.6%, and sales through our distributor sales consultants contributed an increase in sales of approximately $3.9 million, or 1.2%, compared to the three months ended June 30, 2012. Revenues from other sales channels (including sales from businesses acquired in the preceding 12 months, sales from stores that have been open for less than 14 months and sales through our franchise-based businesses), in the aggregate, increased slightly compared to the three months ended June 30, 2012.

Gross Profit

Consolidated gross profit increased by $12.7 million, or 2.9%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, principally due to higher sales volume. Consolidated gross profit as a percentage of net sales, or consolidated gross margin, was 50.1% for both the three months ended June 30, 2013 and 2012.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $4.3 million, or 1.4%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, principally as a result of higher sales volume and improved gross margins. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 55.6% for the three months ended June 30, 2013, compared to 55.4% for the three months ended June 30, 2012. This increase was the result of improvement in the segment’s international business, a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label and other higher-margin products) and continued benefits from product cost reduction initiatives.

Beauty Systems Group.  BSG’s gross profit increased by $8.4 million, or 6.1%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 41.5% for the three months ended June 30, 2013, compared to 41.4% for the three months ended June 30, 2012. This increase was principally the result of a favorable change in the sales mix across the business (including an increase in sales at company-owned stores as a percentage of total segment sales) and continued benefits from product cost reduction initiatives.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $4.2 million, or 1.4%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (we have added approximately 170 company-operated stores since June 30, 2012, a 4.0% increase) and higher expenses related primarily to on-going upgrades to our information technology systems (including certain expenses associated with the Sally Beauty Supply point-of-sale system conversion and the international ERP system implementation) of $0.5 million, partially offset by lower legal costs (approximately $1.0 million) primarily associated with a fiscal year 2012 loss contingency obligation settled in November 2012. Selling, general and administrative expenses, as a percentage of net sales, decreased to 32.4% for the three months ended June 30, 2013, compared to 32.9% for the three months ended June 30, 2012. This decrease was due to a lower growth rate in selling, general and administrative expenses principally as a result of our cost control efforts, compared to the growth rate in net sales described above.

Depreciation and Amortization

Consolidated depreciation and amortization was $18.8 million for the three months ended June 30, 2013, compared to $16.3 million for the three months ended June 30, 2012. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments, a distribution facility in the Sally Beauty Supply segment and ongoing information technology upgrades)

and, to a lesser extent, with businesses acquired in that period, partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$117,672	$117,622	$50	0.0%
BSG	52,734	46,667	6,067	13.0%
Segment operating profit	170,406	164,289	6,117	3.7%
Unallocated expenses	(24,650)	(24,917)	(267)	(1.1)%
Share-based compensation expense	(3,190)	(2,825)	365	12.9%
Operating earnings	$142,566	$136,547	$6,019	4.4%

Consolidated operating earnings increased by $6.0 million, or 4.4%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of the BSG segment and a decrease in unallocated expenses, partially offset by higher share-based compensation expense, as more fully discussed below. Operating earnings, as a percentage of net sales, increased to 15.6% for the three months ended June 30, 2013, compared to 15.4% for the three months ended June 30, 2012. This increase primarily reflects a decrease in consolidated operating expenses as a percentage of consolidated net sales, principally as a result of our cost control efforts.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings were substantially unchanged for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Sally Beauty Supply’s segment operating earnings reflect the increase in the segment’s gross profit described above. This increase was substantially offset by the incremental costs related to approximately 124 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended June 30, 2013, as well as higher expenses related to on-going upgrades to our information technology systems (including depreciation and other expenses associated with our point-of-sale system conversion and international ERP system implementation) of $1.7 million. Segment operating earnings, as a percentage of net sales, decreased to 21.0% for the three months ended June 30, 2013, compared to 21.3% for the three months ended June 30, 2012. This decrease reflects an increase in the segment’s depreciation and amortization expenses as a percentage of the segment’s net sales principally as a result of softer sales growth, partially offset by the increase in the segment’s gross margin, as described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $6.1 million, or 13.0%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily as a result of increased sales volume and improved gross margins, partially offset by the incremental costs related to approximately 46 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended June 30, 2013. Segment operating earnings, as a percentage of net sales, increased to 14.9% for the three months ended June 30, 2013, compared to 14.0% for the three months ended June 30, 2012. This increase reflects the increase in the segment’s gross margin described above, as well as a reduction in the segment’s operating expenses as a percentage of the segment’s net sales, principally as a result of our cost control efforts.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, decreased by $0.3 million, or 1.1%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. This decrease was due primarily to lower employee compensation-related expenses of $1.4 million, partially offset by higher corporate expenses related to on-going upgrades to our information technology systems of $1.0 million and to certain new business development activities.

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements increased by $0.4 million, or 12.9%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. This increase was mainly due to the incremental expenses related to, as well as the higher fair value at the date of grant of, share-based awards during the nine months ended June 30, 2013, compared to share-based awards during the nine months ended June 30, 2012, partially offset by the impact of share-based awards that became fully vested since June 30, 2012.

Interest Expense

Interest expense increased by $0.1 million to $27.0 million for the three months ended June 30, 2013, compared to $26.9 million for the three months ended June 30, 2012 primarily due to higher outstanding principal balances on our senior notes due 2019 and 2022, compared to our debt outstanding during the three months ended June 30, 2012 (please see “Liquidity and Capital Resources” below). This increase was partially offset by a loss on extinguishment of debt of $3.2 million in the three months ended June 30, 2012 with no comparable amount in the three months ended June 30, 2013.

Provision for Income Taxes

The provision for income taxes was $43.1 million and $40.1 million, and the effective income tax rate was 37.3% and 36.6%, for the three months ended June 30, 2013 and 2012, respectively.

The annual effective tax rate for the fiscal year 2013 is currently expected to be in the range of 36.5% to 37.5%, versus a comparable actual tax rate for the full fiscal year 2012 of 35.4%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $3.0 million, or 4.3%, to $72.5 million for the three months ended June 30, 2013, compared to $69.5 million for the three months ended June 30, 2012. Net earnings, as a percentage of net sales, increased to 7.9% for the three months ended June 30, 2013, compared to 7.8% for the three months ended June 30, 2012.

The Nine Months Ended June 30, 2013 compared to the Nine Months Ended June 30, 2012

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Nine Months Ended June 30,
	2013	2012	Increase
Net sales:
Sally Beauty Supply	$1,673,942	$1,643,749	$30,193	1.8%
BSG	1,041,839	997,338	44,501	4.5%
Consolidated net sales	$2,715,781	$2,641,087	$74,694	2.8%

Gross profit:
Sally Beauty Supply	$917,964	$895,569	$22,395	2.5%
BSG	427,941	407,453	20,488	5.0%
Consolidated gross profit	$1,345,905	$1,303,022	$42,883	3.3%

Gross profit margin:
Sally Beauty Supply	54.8%	54.5%	0.3%
BSG	41.1%	40.9%	0.2%
Consolidated gross profit margin	49.6%	49.3%	0.3%

Net Sales

Consolidated Net Sales

Consolidated net sales increased by $74.7 million, or 2.8%, for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012, primarily as a result of increases in unit volume resulting from the 170 company-operated stores opened or acquired during the last twelve months. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $86.2 million, or 3.3%. Certain other sales channels (including sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels), in the aggregate, contributed an increase in consolidated sales of approximately $20.8 million, or 0.8%, compared to the nine months ended June 30, 2012. Incremental sales from stores that have been open for less than 14 months were $17.3 million, or 0.7%, lower for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012, in part due to fewer store openings. Incremental sales from businesses acquired in the preceding 12 months were $15.0 million, or 0.6%, lower for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012. Consolidated net sales for the nine months ended June 30, 2013, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $1.8 million.

For the nine months ended June 30, 2013, consolidated net sales reflect lower or negative same store sales growth rates, particularly in the Sally Beauty Supply segment’s U.S. business, compared to very strong performance for the same stores in the nine months ended June 30, 2012. The consolidated same store sales growth rates for the nine months ended June 30, 2013 were adversely impacted by lower non-Beauty Club Card traffic in the U.S., as well as a difficult comparison against strong growth in certain Sally Beauty Supply product categories in the first nine months of the fiscal year 2012.

Sally Beauty Supply Net Sales

Net sales for Sally Beauty Supply increased by $30.2 million, or 1.8%, for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012, primarily as a result of increases in unit volume resulting from the 124 company-operated stores opened or acquired during the last twelve months. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $42.3 million, or 2.6%. Certain other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries), in the aggregate, experienced a slight increase in sales compared to the nine months ended June 30, 2012. Incremental sales from businesses acquired in the preceding 12 months were $14.9 million, or 0.9%, lower for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012. Net sales for Sally Beauty Supply for the nine months ended June 30, 2013, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $1.2 million.

For the nine months ended June 30, 2013, the Sally Beauty Supply segment’s net sales reflect a negative 0.3% same store sales growth rate due to soft traffic in the U.S., compared to strong performance for the same stores in the nine months ended June 30, 2012. This decrease was partially offset by strong sales growth in the Sally Beauty Supply segment’s international businesses. The Sally Beauty Supply segment’s same store sales growth rate for the nine months ended June 30, 2013 was adversely impacted by lower non-Beauty Club Card traffic in the U.S., as well as a difficult comparison against strong growth in certain Sally Beauty Supply product categories (such as nail care and certain hair product lines) in the first nine months of the fiscal year 2012, as discussed previously.

Beauty Systems Group Net Sales

Net sales for BSG increased by $44.5 million, or 4.5%, for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012, primarily as a result of increases in unit volume including increases in sales at existing stores and the incremental sales from 46 company-operated stores opened or acquired during the last twelve months. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $43.9 million, or 4.4%. Certain other sales channels (including sales from businesses acquired in the preceding 12 months, and sales through our franchise-based businesses and our distributor sales consultants), in the aggregate, contributed an increase in sales of approximately $11.3 million, or 1.1%, compared to the nine months ended June 30, 2012. Incremental sales from stores that have been open for less than 14 months were $10.7 million, or 1.1%, lower for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012, principally due to fewer store openings. Net sales for BSG for the nine months ended June 30, 2013, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $0.6 million.

For the nine months ended June 30, 2013, the BSG segment’s net sales reflect a lower same store sales growth rate, compared to very strong performance for the same stores in the nine months ended June 30, 2012.

Gross Profit

Consolidated gross profit increased by $42.9 million, or 3.3%, for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012, principally due to higher sales volume and improved gross margins in both business segments, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross margin, increased to 49.6% for the nine months ended June 30, 2013, compared to 49.3% for the nine months ended June 30, 2012. Consolidated gross profit for the nine months ended June 30, 2013, is inclusive of a positive impact from changes in foreign currency exchange rates of approximately $1.0 million.

Sally Beauty Supply. Sally Beauty Supply’s gross profit increased by $22.4 million, or 2.5%, for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012, principally as a result of higher sales volume and improved gross margins. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.8% for the nine months ended June 30, 2013, compared to 54.5% for the nine months ended June 30, 2012. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label and other higher-margin products) and continued benefits from product cost reduction initiatives, partially offset by an increase in distribution expenses in the nine months ended June 30, 2013, particularly in some of the segment’s international operations.

Beauty Systems Group.  BSG’s gross profit increased by $20.5 million, or 5.0%, for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 41.1% for the nine months ended June 30, 2013, compared to 40.9% for the nine months ended June 30, 2012. This increase was principally as a result of a favorable change in the sales mix across the business and continued benefits from product cost reduction initiatives.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $27.0 million, or 3.1%, for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and, to a lesser extent, from businesses acquired in the preceding 12 months (approximately 170 additional company-operated stores added since June 30, 2012, a 4.0% increase), as well as higher expenses related primarily to on-going upgrades to our information technology systems (including certain expenses associated with the Sally Beauty Supply point-of-sale system conversion and the international ERP system implementation) of approximately $1.6 million and higher advertising expenses in the Sally Beauty Supply segment of $4.6 million. The impact of these incremental expenses was partially offset by lower legal costs (approximately $3.0 million) primarily associated with a fiscal year 2012 loss contingency obligation settled in November 2012. Selling, general and administrative expenses, as a percentage of net sales, increased to 33.2% for the nine months ended June 30, 2013, compared to 33.1% for the nine months ended June 30, 2012. This increase was due to a higher growth rate in selling, general and administrative expenses compared to the growth rate in net sales described above, principally the result of softer sales growth and the expense increases mentioned earlier in this paragraph.

Depreciation and Amortization

Consolidated depreciation and amortization was $52.9 million for the nine months ended June 30, 2013, compared to $47.8 million for the nine months ended June 30, 2012. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures (mainly in connection with store openings in both operating segments and ongoing information technology upgrades in the Sally Beauty Supply segment) made in the preceding 12 months and, to a lesser extent, with businesses acquired in that period, partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Nine Months Ended June 30,
	2013	2012	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$329,715	$330,023	$(308)	(0.1)%
BSG	151,307	135,590	15,717	11.6%
Segment operating profit	481,022	465,613	15,409	3.3%
Unallocated expenses	(73,245)	(70,318)	2,927	4.2%
Share-based compensation expense	(15,503)	(13,801)	1,702	12.3%
Operating earnings	$392,274	$381,494	$10,780	2.8%

Consolidated operating earnings increased by $10.8 million, or 2.8%, for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of the BSG segment, partially offset by higher unallocated expenses and share-based compensation expense, as more fully discussed below. Operating earnings, as a percentage of net sales, were 14.4% for both the nine months ended June 30, 2013 and 2012.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $0.3 million, or 0.1%, for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012. The decrease in Sally Beauty Supply’s segment operating earnings was primarily a result of the incremental costs related to approximately 124 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the nine months ended June 30, 2013, as well as higher advertising costs of $4.6 million and incremental depreciation expense (approximately $4.2 million) associated with capital expenditures (mainly in connection with store openings and with ongoing information technology upgrades) made in the preceding 12 months. The impact of these incremental expenses was partially offset by the increase in the segment’s gross profit described above. Segment operating earnings, as a percentage of net sales, decreased to 19.7% for the nine months ended June 30, 2013, compared to 20.1% for the nine months ended June 30, 2012. This decrease reflects an increase in the segment’s operating expenses as a percentage of the segment’s net sales principally as a result of softer segment sales growth as discussed above, partially offset by the increase in the segment’s gross margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $15.7 million, or 11.6%, for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012, primarily as a result of increased sales volume and improved gross margin. Segment operating earnings, as a percentage of net sales, increased to 14.5% for the nine months ended June 30, 2013, compared to 13.6% for the nine months ended June 30, 2012. This increase reflects the increase in the segment’s gross margin described above, as well as a reduction in the segment’s operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses. Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $2.9 million, or 4.2%, for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012. This increase was due primarily to higher corporate expenses, including depreciation expense, related to on-going upgrades to our information technology systems of $3.6 million, higher foreign currency transaction losses of $1.0 million and to certain new business development activities, partially offset by lower employee compensation-related expenses of approximately $2.6 million.

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements increased by $1.7 million, or 12.3%, for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012. This increase was mainly due to the incremental expenses related to, as well as the higher fair value at the date of grant of, share-based awards during the nine months ended June 30, 2013, compared to share-based awards during the nine months ended June 30, 2012, partially offset by the impact of share-based awards that became fully vested since June 30, 2012.

Interest Expense

Interest expense decreased by $32.7 million to $80.5 million for the nine months ended June 30, 2013, compared to $113.2 million for the nine months ended June 30, 2012. The decrease in interest expense was primarily attributable to losses on extinguishment of debt in the aggregate amount of $37.8 million in connection with our redemption of our 9.25% senior notes due 2014 and 10.50% senior subordinated notes due 2016, as well as our repayment in full of the borrowings under the senior term loan B, during the nine months ended June 30, 2012. This amount includes a call premium of approximately $24.4 million paid and unamortized deferred financing costs of approximately $13.4 million expensed in connection with such redemption and loan repayment. This decrease was partially offset by the effect of higher outstanding principal balances on our senior notes due 2019 and 2022, compared to our debt outstanding during the nine months ended June 30, 2012 (please see “Liquidity and Capital Resources” below).

Provision for Income Taxes

The provision for income taxes was $115.4 million and $100.8 million, and the effective income tax rate was 37.0% and 37.6%, for the nine months ended June 30, 2013 and 2012, respectively.

The annual effective tax rate for the fiscal year 2013 is currently expected to be in the range of 36.5% to 37.5%, versus a comparable actual tax rate for the full fiscal year 2012 of 35.4%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $28.9 million, or 17.3%, to $196.3 million for the nine months ended June 30, 2013, compared to $167.4 million for the nine months ended June 30, 2012. Net earnings, as a percentage of net sales, increased to 7.2% for the nine months ended June 30, 2013, compared to 6.3% for the nine months ended June 30, 2012.

Financial Condition

June 30, 2013 Compared to September 30, 2012

Working capital (current assets less current liabilities) decreased by $183.1 million to $503.5 million at June 30, 2013, compared to $686.5 million at September 30, 2012. The ratio of current assets to current liabilities was 1.99 to 1.00 at June 30, 2013, compared to 2.44 to 1.00 at September 30, 2012. The decrease in working capital reflects a decrease of $154.3 million in current assets and an increase of $28.8 million in current liabilities. The decrease in current assets as of June 30, 2013, includes a decrease of $186.8 million in cash and cash equivalents primarily due to cash used to repurchase shares of our common stock under the Company’s share repurchase programs (please see “Liquidity and Capital Resources, Historical Cash Flows” below for a more detailed discussion of sources and uses of cash during the periods covered by this Quarterly Report), and a decrease in income taxes receivable of $10.6 million, partially offset by an increase of $44.8 million in inventory as discussed below. The increase in current liabilities includes an increase in current maturities of long-term debt of $75.6 million and an increase of $10.2 million in accounts payable, partially offset by a decrease of $49.9 million in accrued liabilities and a decrease in income taxes payable of $7.2 million, as discussed below.

Income taxes receivable decreased by $10.6 million due to the Company’s application of certain income taxes receivable amounts against its current income tax liability at June 30, 2013, consistent with applicable tax laws. Inventory increased by $44.8 million to $780.2 million at June 30, 2013, compared to $735.4 million at September 30, 2012 due primarily to the effect of stores opened or acquired and product lines added in the nine months ended June 30, 2013, partially offset by the effect of foreign currency translation adjustments of approximately $7.7 million.

Accounts payable increased by $10.2 million to $272.4 million at June 30, 2013, compared to $262.2 million at September 30, 2012 due primarily to the timing of payments to suppliers mainly in connection with recent purchases of merchandise inventory and capital expenditures. Accrued liabilities decreased by $49.9 million to $150.4 million at June 30, 2013, compared to $200.3 million at September 30, 2012, due primarily to the timing of payments of interest on our long-term debt and of employee compensation and compensation-related expenses, as well as the November 2012 settlement of the loss contingency obligation ($10.2 million) recorded in the fourth quarter of the fiscal year 2012. Income taxes payable decreased by $7.2 million to $5.8 million at June 30, 2013, compared to $13.0 million at September 30, 2012, due primarily to the realization of certain income taxes receivable of $10.6 million, as discussed in the preceding paragraph, partially offset by the incremental income tax liability related to earnings generated in the nine months ended June 30, 2013.

Total stockholders’ deficit, for the nine months ended June 30, 2013, increased by $179.3 million primarily as a result of our repurchase and subsequent retirement of 15.1 million shares of our common stock for approximately $407.2 million and an increase in accumulated other comprehensive loss, net of tax, resulting from foreign currency translation adjustments of $13.3 million, partially offset by net earnings of $196.3 million. In addition, the increase in total stockholders’ deficit reflects an increase in additional paid-in capital resulting from share-based compensation expense and the impact of exercises of stock options, in the aggregate, of approximately $44.8 million.

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

We may from time to time repurchase or otherwise retire or refinance our debt (through our subsidiaries or otherwise) and take other steps to reduce or refinance our debt. These actions may include open market repurchases of our notes or other retirements of outstanding debt. The amount of debt that may be repurchased, or refinanced or otherwise retired, if any, will be determined in the sole discretion of our Board of Directors and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

At June 30, 2013 and September 30, 2012, cash and cash equivalents were $53.4 million and $240.2 million, respectively. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements and to finance anticipated capital expenditures, share repurchases and potential acquisitions over the next 12 months.

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

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes, including funding of capital expenditures, acquisitions, share repurchases and interest payments due on our indebtedness. During the nine months ended June 30, 2013, the funds drawn on an individual occasion have varied in amount of up to $35.5 million, total amounts outstanding have ranged from zero up to $109.5 million and the average daily balance outstanding was $15.8 million. During the nine months ended June 30, 2013, the weighted average interest rate on our borrowings under the ABL facility was 3.6%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of June 30, 2013, borrowings outstanding under the ABL facility were $75.5 million and Sally Holdings had $302.2 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

The ABL facility and the indentures governing the senior notes due 2019 and 2022 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of June 30, 2013, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

Share Repurchase Programs

In August 2012, we announced that our Board of Directors approved the 2012 Share Repurchase Program.  In addition, on March 5, 2013, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $700.0 million of our common stock over the next eight quarters (the “2013 Share Repurchase Program”). In connection with the authorization of the 2013 Share Repurchase Program, the 2012 Share Repurchase Program was terminated.

Prior to such termination, the Company had repurchased and retired approximately 10.4 million shares at a cost of $266.4 million under the 2012 Share Repurchase Program. In addition, during the period from March 5, 2013 through June 30, 2013, the Company repurchased and retired approximately 4.7 million shares at a cost of $140.8 million under the 2013 Share Repurchase Program.

The 2013 Share Repurchase Program expires on or about March 5, 2015. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, short-term borrowings under the ABL facility. Our primary uses of cash have been for repayments and service of long-term debt, acquisitions, capital expenditures and, more recently, share repurchases. The following table shows our sources and uses of funds for the nine months ended June 30, 2013 and 2012 (in thousands):

	Nine Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$197,127	$196,561
Net cash used by investing activities	(80,621)	(87,314)
Net cash used by financing activities	(303,083)	(118,764)
Effect of foreign exchange rates on cash and cash equivalents	(199)	10
Net decrease in cash and cash equivalents	$(186,776)	$(9,507)

Net Cash Provided by Operating Activities

Net cash provided by operating activities, which excludes cash used for acquisitions completed during the period, during the nine months ended June 30, 2013 increased by $0.6 million to $197.1 million compared to $196.6 million during the nine months ended June 30, 2012. This increase was primarily due to the net change in the components of working capital for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012.

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2013 decreased by $6.7 million to $80.6 million, compared to $87.3 million during the nine months ended June 30, 2012. This decrease was primarily due to a decrease of $27.1 million in cash used for acquisitions, net of cash acquired, partially offset by an increase in capital expenditures of $20.4 million primarily related to store openings, the opening of a distribution facility in the Sally Beauty Supply segment and ongoing information technology upgrades.

Net Cash Used by Financing Activities

Net cash used by financing activities increased by $184.3 million to $303.1 million during the nine months ended June 30, 2013, compared to $118.8 million during the nine months ended June 30, 2012. This increase was primarily due to an increase in cash used to repurchase shares of our common stock of $207.2 million, as well as a decrease in proceeds from exercises of stock options of $4.4 million, partially offset by a decrease in debt issuance costs paid of $26.9 million. During the nine months ended June 30, 2013, we repurchased and retired approximately 15.1 million shares of our common stock (under the 2012 Share Repurchase Program and the 2013 Share Repurchase Program) at a cost of $407.2 million. During the nine months ended June 30, 2012, we repurchased and retired approximately 7.6 million shares of our common stock from two venture capital investment funds associated with Clayton, Dubilier & Rice, LLC (the “CD&R Investors”) at a cost of $200.0 million. Please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, for more information about the CD&R Investors.

Long-Term Debt

Outstanding Long-Term Debt

In the fiscal year ended September 30, 2011, Sally Holdings LLC (“Sally Holdings”) entered into a new $400 million, five-year asset-based lending (“ABL”) senior secured loan facility and terminated its prior ABL credit facility. The availability of funds under the ABL facility is subject to a customary borrowing base comprised of a percentage of our credit card and trade receivables, and of our inventory (minus certain customary reserves) and reduced by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. At June 30, 2013, borrowings outstanding under the ABL facility were $75.5 million and Sally Holdings had $302.2 million available for borrowing under the ABL facility, including the Canadian sub-facility.

On July 26, 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment (hereafter, the “Second Amendment”) to the ABL facility which, among other things, increased the maximum availability to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 26, 2018 and improved certain other covenant terms. The remaining terms of the amended ABL facility are substantially the same as those of the ABL facility prior to the Second Amendment.

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

Details of long-term debt (excluding capitalized leases) as of June 30, 2013 are as follows (dollars in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$75,500	Nov. 2015	(i) Prime plus (1.25% to 1.75%) or;
			(ii) LIBOR (a) plus (2.25% to 2.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022 (b)	858,613	Jun. 2022	5.750% (b)
Other (c)	1,627	2014-2015	4.93% to 5.79%
Total	$1,685,740

(a)                London Interbank Offered Rate (“LIBOR”).

(b)                Includes unamortized premium of $8.6 million related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At June 30, 2013, the Company’s Secured Leverage Ratio was

approximately 0.2 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility).

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019 and 2022 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At June 30, 2013, the Company’s Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019 and 2022 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At June 30, 2013, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility exceeds certain thresholds, and no default then exists under the facility. As stated above, the Second Amendment relaxes the restrictions against the making of Restricted Payments. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment (down from $80.0 million or 20% of the borrowing base prior to the Second Amendment). For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million (up from $80.0 million prior to the Second Amendment due to the increase in the facility size from $400.0 million to $500.0 million) or 20% of the borrowing base (unchanged by the Second Amendment) for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0 (down from 1.2 to 1.0 prior to the Second Amendment). Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments made during such period to (ii) fixed charges (as specified in the ABL facility). In addition, during any period that availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base (down from $40.0 million or 15% of the borrowing base prior to the Second Amendment), the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0 (down from 1.1 to 1.0 prior to the Second Amendment). As of June 30, 2013, the Consolidated Fixed Charge Coverage Ratio was approximately 3.8 to 1.0.

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

Capital Requirements

During the nine months ended June 30, 2013, capital expenditures were $64.6 million. For fiscal year 2013, we anticipate total capital expenditures in the range of approximately $85.0 million to $90.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2012.

Off-Balance Sheet Financing Arrangements

At June 30, 2013 and September 30, 2012, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $22.3 million and $22.2 million at June 30, 2013 and September 30, 2012, respectively.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting our net investments in subsidiaries and earnings denominated in foreign currencies. At June 30, 2013, our primary exposures are to changes in the exchange rates for the U.S. dollar versus the British pound sterling, the Canadian dollar, the Euro, the Chilean peso, and the Mexican peso. Our foreign currency exposures at times offset each other providing a natural hedge against foreign currency risk. For each of the fiscal years 2012, 2011 and 2010, approximately 18% of our net sales were made in currencies other than the U.S. dollar. For the nine months ended June 30, 2013, our consolidated net sales reflect approximately $1.8 million in positive impact from changes in foreign currency exchange rates and other comprehensive income reflects $13.3 million in foreign currency translation adjustments. Fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted consolidated net sales by approximately 1.8% in the nine months ended June 30, 2013 and would have impacted consolidated net assets by approximately 2.6% at June 30, 2013, without considering the effect of any foreign currency derivative agreements we may have from time to time.

The Company uses foreign exchange contracts including, at June 30, 2013, foreign currency forwards with an aggregate notional amount of $3.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency forwards enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.2772, are with a single counterparty and expire ratably through September 2013.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at June 30, 2013, we held: (a) a foreign currency forward which enables us to sell approximately €26.0 million ($33.8 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of approximately 1.3019, (b) a foreign currency forward which enables us to sell approximately $2.3 million Canadian dollars ($2.2 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of 1.0519, (c) a foreign currency forward which enables us to buy approximately $26.2 million Canadian dollars ($24.9 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of 1.0488, (d) a foreign currency forward which enables us to sell approximately 18.7 million Mexican pesos ($1.4 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of 13.0095 and (e) a foreign currency forward which enables us to sell approximately £9.0 million ($13.7 million, at the June 30, 2013 exchange rate) at the contractual exchange rate of approximately 1.5310. The foreign currency forwards discussed in this paragraph are with a single counterparty, not the same party as the counterparties on the other forwards held at June 30, 2013, and expire on or before September 30, 2013.

In addition, the Company uses foreign exchange contracts including, at June 30, 2013, foreign currency forwards with an aggregate notional amount of €0.9 million ($1.2 million, at the June 30, 2013 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8154, are with a single counterparty, not the same party as the counterparties on the other forwards held at June 30, 2013, and expire ratably through September 2013.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net losses of $0.9 million and net gains of $2.6 million for the nine months ended June 30, 2013 and 2012, respectively, including marked-to-market adjustments but excluding the impact of the intercompany balances not permanently invested, in connection with all of the Company’s foreign currency derivatives.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. Based on the $75.5 million of borrowings under our ABL facility outstanding at June 30 2013, a change in the estimated interest rate up or down by 1/2% would increase or decrease earnings before income taxes by approximately $0.4 million. At June 30, 2013, the Company held no such derivatives instruments. Currently, we do not purchase or hold any derivative instruments for speculative or trading purposes.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks at June 30, 2013.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2013, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended June 30, 2013:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2013	619,749	$29.48	619,749	$634,771,320.29
May 1 through May 31, 2013	1,535,150	30.58	1,535,150	587,828,216.25
June 1 through June 30, 2013	943,206	30.36	943,206	559,196,280.96
Total this quarter	3,098,105	$30.29	3,098,105	$559,196,280.96

(1)         On August 27, 2012, the Company announced that its Board of Directors approved a share repurchase program authorizing it to repurchase up to $300.0 million of its common stock beginning on October 1, 2012 (the “2012 Share Repurchase Program”). The Company repurchased 10.4 million shares of its common stock under the 2012 Share Repurchase Program at an aggregate cost of $266.4 million, prior to the Company’s termination of the 2012 Share Repurchase Program in March 2013.

(2)         On March 5, 2013, the Company announced that its Board of Directors approved a new share repurchase program authorizing it to repurchase up to $700.0 million of its common stock over a period of eight quarters commencing on that date (the “2013 Share Repurchase Program”). The 2013 Share Repurchase Program expires on or about March 5, 2015. During the period from March 5, 2013 through June 30, 2013, the Company repurchased 4.7 million shares of its common stock under the 2013 Share Repurchase Program at an aggregate cost of $140.8 million.

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

101

Pursuant to Rule 406T of Regulation S-T, the following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: August 1, 2013

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer