Form 10-K
period 2013-09-30
Sally Beauty Holdings, Inc.
filed 2013-11-14
CIK 1368458

Use these links to rapidly review the document

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES Financial Statements Years ended September 30, 2013, 2012 and 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES ☐    NO ☒

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on March 31, 2013 was approximately $4,966,629,000. At November 8, 2013, there were 163,888,813 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

  •
  the success of our e-commerce businesses;

  •
  product diversion to mass retailers or other unauthorized resellers;

  •
  the operational and financial performance of our Armstrong McCall, L.P., which we refer to as Armstrong McCall, franchise-based business;

  •
  successfully identifying acquisition candidates and successfully completing desirable acquisitions;

  •
  integrating acquired businesses;

  •
  opening and operating new stores profitably;

  •
  the impact of the health of the economy upon our business;

  •
  the success of our cost control plans;

  •
  protecting our intellectual property rights, particularly our trademarks;

  •
  the risk that our products may infringe on the intellectual property rights of others;

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

  •
  our substantial indebtedness;

  •
  the possibility that we may incur substantial additional debt, including secured debt, in the future;

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

iii

PART I

ITEM 1. BUSINESS

Introduction

Sally Beauty Holdings, Inc. is an international specialty retailer and distributor of professional beauty supplies with operations primarily in North America, South America and Europe. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. We operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. As of September 30, 2013, through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,487 company-operated stores and supplied 182 franchised stores. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 982 professional distributor sales consultants who sell directly to salons and salon professionals. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. We have store locations in the United States (including Puerto Rico), Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Approximately 81%, 82% and 82% of our consolidated net sales for the fiscal year ended September 30, 2013, 2012 and 2011, respectively, were from customers located in the U.S. For the year ended September 30, 2013, our consolidated net sales and operating earnings were $3,622.2 million and $520.4 million, respectively.

Sally Beauty Supply began operations with a single store in New Orleans in 1964 and was acquired in 1969 by our former parent company, The Alberto-Culver Company, which we refer to as Alberto-Culver. BSG became a subsidiary of Sally Beauty in 1995. In November 2006, Sally Beauty separated from Alberto-Culver and became an independent company listed on the New York Stock Exchange.

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

Open-Line

This channel serves retail consumers and salon professionals through retail stores and the internet. This channel is served by a large number of localized retailers and distributors, with only a few having a regional presence and significant channel share. We believe that Sally Beauty Supply is the only open-line distributor in the U.S. with a national network of retail stores. In addition, the Company's website (www.sallybeauty.com) and other e-commerce platforms provide access to product offerings and information beyond our retail stores.

Direct

This channel focuses on direct sales to salons and salon professionals by large manufacturers. This is the dominant form of distribution in Europe, but represents a smaller channel in the U.S. due to the highly fragmented nature of the U.S. salon industry, which makes direct distribution cost prohibitive for many manufacturers. In addition, we recently began to offer our BSG products for sale to salons and salon professionals through the Company's websites (www.cosmoprofbeauty.com, www.cosmoprofequipment.com and www.ebobdirect.com) and other e-commerce platforms.

Mega-Salon Stores

In this channel, large-format salons are supplied directly by manufacturers due to their large scale.

Key Industry and Business Trends

We operate primarily within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in consumer demand for hair color and hair care products. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

High level of marketplace fragmentation.    The U.S. salon channel is highly fragmented with nearly 290,000 salons and barbershops. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

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

Increasing use of exclusive-label products.    We offer an extensive range of exclusive-label professional beauty products, predominantly in our Sally Beauty Supply segment. As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products and, accordingly, we believe that the growth in sales of these products will likely enhance our overall gross margins. Please see "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

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

International growth strategies.    A key element of our growth strategy depends on our ability to capitalize on international growth opportunities and to grow our current level of non-U.S. operations. For example, from September 30, 2012 to September 30, 2013 our international company-operated stores increased from 742 stores to 789 stores. In addition, we have completed a number of international acquisitions over the past three years that increased our European and South American footprint. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth opportunities. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth opportunities may be affected by business, legal, regulatory and economic risks. Please see "Risk Factors—We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions," "If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations" and "Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks."

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

High level of competition.    Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, mass merchandisers, on-line retailers, drug stores and supermarkets, as well as salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. Please see "Risk Factors—The beauty products distribution industry is highly competitive and is consolidating."

Economic conditions.    We appeal to a wide demographic consumer profile and offer an extensive selection of professional beauty products sold directly to retail consumers, and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate. However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see "Risk Factors—The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations."

Controlling expenses.    Another important aspect of our business is our ability to control costs by right-sizing the business and maximizing the efficiency of our business structure. Please see "Risk Factors—We are not certain that our ongoing cost control plans will continue to be successful."

Opening new stores.    Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. In the U.S. and Canada, the capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for stores in other geographic areas costing less or substantially more depending upon the marketplace. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our business, financial condition or results of operations. Please see "Risk Factors—If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected."

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

Business Segments, Geographic Area Information and Seasonality

We operate two business segments: (i) Sally Beauty Supply, an open-line and exclusive-label distributor of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals primarily in North America, Europe, Puerto Rico and South America, and (ii) BSG, including its franchise-based business Armstrong McCall, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories, in North America, Puerto Rico, the United Kingdom and certain other European countries. BSG operates stores under the CosmoProf service mark. BSG also franchises Armstrong McCall professional beauty supply outlets in the southern and southwest portions of the U.S. and in Mexico, and supplies sub-distributors in Europe. Sally Beauty Supply accounted for approximately 62% and BSG accounted for approximately 38% of the Company's consolidated net sales for each of the years ended September 30, 2013, 2012 and 2011.

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

Sally Beauty Supply

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2013, Sally Beauty Supply operated 3,403 company-operated retail stores, 2,710 of which are located in the U.S. (with the remaining 693 company-operated retail stores located in Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain). Sally Beauty Supply also supplied 21 franchised stores located in the United Kingdom and certain other European countries. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, with between 6,000 and 10,000 stock keeping units, or SKUs, of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. We believe that Sally Beauty Supply has differentiated itself from its competitors through its customer value proposition, attractive pricing, extensive selection of leading third-party branded and exclusive-label professional beauty products, an extensive selection of ethnic products, knowledgeable sales associates and convenient store locations.

   Store Design and Operations

Sally Beauty Supply stores are designed to create an appealing shopping environment that embraces the retail consumer and salon professional and highlights its extensive product offering. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size, are located primarily in strip shopping centers and generally follow a consistent format, allowing customers familiarity between Sally Beauty Supply locations. Store formats, including standard size and product selection, for Sally Beauty Supply stores outside the U.S. and Canada vary by marketplace.

Sally Beauty Supply stores are segmented into distinctive areas arranged by product type with signs allowing its customers to easily navigate through its stores. Sally Beauty Supply seeks to stimulate cross-selling and impulse buying through strategic product placement and use of displays to highlight new products and key promotional items.

   Merchandise

Sally Beauty Supply stores carry an extensive selection of branded and exclusive-label professional beauty supplies. Sally Beauty Supply manages each category by product and by SKU and uses centrally developed plan-o-guides to maintain a consistent merchandise presentation across its store base (primarily in the U.S. and Canada). Through its information systems, Sally Beauty Supply actively monitors each store's performance by category. We believe Sally Beauty Supply's tailored merchandise strategy enables it to meet local demands and helps drive traffic in its stores. Additionally, its information systems (implemented primarily in North America) enable it to track and automatically replenish inventory levels, generally on a weekly basis, allowing it to maintain consistently high levels of in-stock merchandise.

In addition, Sally Beauty Supply offers a comprehensive selection of ethnic products with specific appeal to African-American and Hispanic customers. Its ethnic product offerings are tailored by store based on market demographics and category performance. We believe the wide selection of ethnic products available in Sally Beauty Supply stores is unique and differentiates its stores from its competition. Sally Beauty Supply also aims to position itself to be competitive in price, but not a discount leader.

Sally Beauty Supply's pricing strategy is differentiated by customer segment. Professional salon customers are generally entitled to a price lower than that received by retail customers. However, Sally Beauty Supply does offer discounts to retail customers through its customer loyalty program (please see "Marketing and Advertising" below).

The following table sets forth the approximate percentage of Sally Beauty Supply's sales by product category:

	Fiscal Year Ended September 30,
	2013	2012	2011
Hair color	22.9%	22.2%	22.5%
Hair care	22.1%	22.3%	21.3%
Skin and nail care	15.6%	15.7%	15.2%
Brushes, cutlery and accessories	13.8%	14.2%	14.5%
Electrical appliances	9.9%	10.2%	10.6%
Ethnic products	7.5%	7.5%	7.9%
Other beauty items	8.2%	7.9%	8.0%

Total	100.0%	100.0%	100.0%

   Leading Third-Party Branded Products

Sally Beauty Supply offers an extensive selection of hair care products, nail care products, beauty sundries and appliances, featuring leading third-party brands such as Clairol®, Revlon® and Conair®. In addition, Sally Beauty Supply offers an extensive selection of exclusive-label merchandise. We believe that carrying an extensive selection of the latest premier branded merchandise is critical to maintaining long-term relationships with our customers. The merchandise Sally Beauty Supply carries includes products from one or more of the leading manufacturers in each category. Sally Beauty Supply's objective is not only to carry leading brands, but also to carry a full range of branded and exclusive-label products within each category. As hair trends continue to evolve, we expect to offer the changing professional beauty product assortment necessary to meet the needs of retail consumers and salon professionals.

   Exclusive-Label Products

Sally Beauty Supply offers an extensive selection of exclusive-label professional beauty products. We believe exclusive-label products provide customers with an attractive alternative to higher-priced leading third-party brands. Exclusive-label products accounted for approximately 45% of Sally Beauty Supply's product sales in the U.S. during the 2013 fiscal year. Generally, the exclusive-label brands have higher gross margins than the leading third-party branded products, and we believe this area offers continued growth potential. Sally Beauty Supply maintains exclusive-label products in substantially all its product categories. Sally Beauty Supply actively promotes its exclusive-label brands through in-store promotions, print advertising and direct shopping guides. We believe our customers perceive our exclusive-label products to be comparable in quality and name recognition to leading third-party branded products.

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

We continuously adapt our marketing and merchandising initiatives for Sally Beauty Supply in an effort to expand our market reach or to respond to changing consumer preferences. For example, we offer between 7,000 and 10,000 SKUs of our Sally Beauty Supply products for sale through our website (www.sallybeauty.com) and believe that the operation of our website enhances our other efforts intended to promote consumer awareness of Sally Beauty Supply's products. Please see "Risk Factors—Our e-commerce business may be unsuccessful or, if successful, may divert sales from our stores."

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

The following table provides a history of Sally Beauty Supply's store count (including franchised stores) during the last five fiscal years:

	Fiscal Year Ended September 30,
	2013	2012	2011	2010	2009
Stores open at beginning of period	3,309	3,158	3,032	2,923	2,844
Net store openings during period	113	129	126	108	60
Stores acquired during period	2	22	—	1	19

Stores open at end of period	3,424	3,309	3,158	3,032	2,923

Beauty Systems Group

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of September 30, 2013, BSG had 1,084 company-operated stores, supplied 161 franchised stores and had a sales force of approximately 982 professional distributor sales consultants in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Through BSG's large store base and sales force, including its franchise-based business Armstrong McCall, BSG is able to access a significant portion of the highly fragmented U.S. professional beauty sales channel. BSG and Armstrong McCall stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories.

   Store Design and Operations

BSG stores, including its franchise-based Armstrong McCall stores, are designed to create a professional shopping environment that embraces the salon professional and highlights its extensive product offering. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet and are primarily located in secondary strip shopping centers. BSG store layouts are designed to provide optimal variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type with certain areas dedicated to leading third-party brands; such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®. The selection of these and other brands varies by territory.

   Professional Distributor Sales Consultants

BSG currently has a network of approximately 982 professional distributor sales consultants ("DSC" or "DSCs"), which exclusively serve salons and salon professionals.

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

The following table sets forth the approximate percentage of BSG sales attributable by distribution channel:

	Fiscal Year Ended September 30,
	2013	2012	2011
Company-operated retail stores	64.7%	64.3%	62.9%
Professional distributor sales consultants (full-service)	26.0%	26.3%	27.4%
Franchise stores	9.3%	9.4%	9.7%

Total	100.0%	100.0%	100.0%

   Merchandise

BSG stores carry an extensive selection of third-party branded products, ranging between 5,000 and 10,000 SKUs of beauty products, including hair color and care, skin and nail care, beauty sundries and electrical appliances and other beauty items. Some products are available in bulk packaging for higher volume salon needs. Through BSG's information systems, each store's product performance is actively monitored, allowing maintenance of an optimal merchandise mix. Additionally, BSG's information systems track and automatically replenish inventory levels on a weekly basis, enabling BSG to maintain high levels of product in stock. Although BSG positions itself to be competitive on price, its primary focus is to provide a comprehensive selection of branded products to the salon professional. Certain BSG products are sold under exclusive arrangements with suppliers, whereby BSG is designated the sole distributor for a specific brand name within certain geographic territories. We believe that carrying an extensive selection of branded merchandise is critical to maintaining relationships with our professional customers.

The following table sets forth the approximate percentage of BSG's sales attributable by product category:

	Fiscal Year Ended September 30,
	2013	2012	2011
Hair care	35.8%	36.4%	37.0%
Hair color	30.0%	29.8%	29.6%
Promotional items(a)	12.0%	12.0%	12.9%
Skin and nail care	10.2%	10.3%	9.7%
Electrical appliances	5.3%	4.7%	4.3%
Other beauty items	6.7%	6.8%	6.5%

Total	100.0%	100.0%	100.0%

(a)
Promotional items consist of sales from other categories that are sold on a value-priced basis.

   Marketing and Advertising

BSG's marketing program is designed primarily to promote its extensive selection of brand name products at competitive prices. BSG distributes at its stores and mails to its salon and salon professional customers multi-page color shopping guides that highlight promotional products. We also offer between 13,000 and 15,000 SKUs (primarily in the U.S.) of our BSG products for sale through our websites for beauty professionals (www.cosmoprofbeauty.com, www.cosmoprofequipment.com and www.ebobdirect.com) and believe that the operation of our websites enhances our other efforts intended to promote awareness of BSG's products by salons and salon professionals. Please see "Risk Factors—Our e-commerce business may be unsuccessful or, if successful, may divert sales from our stores." In addition, BSG communicates with its customers and distributes promotional material via e-mail and social networking websites. Some BSG stores also host monthly manufacturer-sponsored classes for customers. These classes are held at BSG stores and led by manufacturer-employed educators. Salon professionals, after paying a small fee to attend, are educated on new products and beauty trends. We believe these classes also increase brand awareness and potentially drive sales in BSG stores.

   Store Locations

BSG stores are primarily located in secondary strip shopping centers. Although BSG stores are located in visible and convenient locations, we believe salon professionals are generally less sensitive about store location than our retail customers.

The following table provides a history of BSG's store count (including franchised stores) during the last five fiscal years:

	Fiscal Year Ended September 30,
	2013	2012	2011	2010	2009
Stores open at beginning of period	1,190	1,151	1,027	991	929
Net store openings during period	43	39	39	36	16
Stores acquired during period(a)	12	—	85	—	46

Stores open at end of period	1,245	1,190	1,151	1,027	991

(a)
Stores acquired in the fiscal year 2013 represent 12 stores owned by Essential Salon Products, Inc. ("Essential Salon") prior to the Company's acquisition of certain assets of Essential Salon in May 2013. Stores acquired in the fiscal year 2011 include 82 stores owned by Aerial prior to the Company's acquisition of Aerial in October 2010. Stores acquired in the fiscal year 2009 include 43 stores owned by Schoeneman prior to the Company's acquisition of Schoeneman in September 2009.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and contribute to our success:

The Largest Professional Beauty Supply Distributor in the U.S. with Multi-Channel Platform

We believe that Sally Beauty Supply and BSG together comprise the largest distributor of professional beauty products in the U.S. by store count. Our leading channel positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply marketplace, economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to generate and grow revenues across broad, diversified geographies, and customer segments using varying product assortments. In the U.S. and Puerto Rico, we offer up to 10,000 and 15,000 SKUs through Sally Beauty

Supply and BSG, respectively, (in each case, in our stores or online) to a broad potential customer base that includes retail consumers, salons and barbershops in the U.S.

Differentiated Customer Value Proposition

We believe that our stores have a competitive advantage over those of our competitors due to our stores' convenient location, broad selection of professional beauty products (including leading third-party branded and exclusive-label merchandise), high levels of in-stock merchandise, knowledgeable salespeople and competitive pricing. Our merchandise mix includes a comprehensive selection of ethnic products, which is tailored by store based on market demographics and category performance. We believe that the wide selection of these products at our stores further differentiates Sally Beauty Supply from its competitors. In addition, as discussed above, Sally Beauty Supply also offers a customer loyalty program called the Beauty Club, whereby members receive special, member discounts on products and are eligible for Beauty Club e-mail newsletters and exclusive direct mail flyers with additional promotional offerings, beauty tips and new product information for a nominal annual fee. Our BSG professional distributor sales consultants benefit from their customers having access to the BSG store systems as customers have the ability to pick up the products they need between sales visits from professional distributor sales consultants. We believe that our differentiated customer value proposition and strong brands drive customer loyalty and high repeat traffic, contributing to our consistent historical financial performance.

Attractive Store Economics

We believe that our stores generate attractive returns on invested capital. In the U.S. and Canada, the capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively. Sally Beauty Supply stores average approximately 1,700 square feet and BSG stores average approximately 2,600 square feet in size in the U.S. and Canada. Domestically, our stores are typically located within strip shopping centers. Strong average sales per square foot combined with minimal staffing requirements, low rent expense and limited initial capital outlay typically result in positive contribution margins within a few months of opening, and cash payback on investment within approximately two years. Due to such attractive investment returns and relatively high operating profit contributions per store, during the past five fiscal years Sally Beauty Supply and BSG have opened an aggregate of 536 and 173 net new stores, respectively, excluding the effect of acquisitions. Outside the U.S. and Canada, our store format, sizes and capital requirements vary by marketplace, but we believe these stores also generate compelling unit economics.

Experienced Management Team with a Proven Track Record

Our senior management team, led by our President and Chief Executive Officer Gary Winterhalter, possesses a unique combination of management skills and experience in the beauty supply market. Our team also has a strong track record of successfully identifying and integrating acquisitions, which continues to be an important part of our overall strategy.

Our Strategy

We believe there are significant opportunities to increase our sales and profitability through the further implementation of our operating strategy and by growing our store base in existing and contiguous marketplaces, both organically and through strategic acquisitions. Key elements of our growth strategy are to:

Increase Sales Productivity of Our Stores

We intend to grow same store sales by focusing on improving our merchandise mix, introducing new products, growing our exclusive-label product sales and enhancing our customer loyalty programs. We plan to grow the sales of our exclusive-label products in Sally Beauty Supply, which we believe are competitive with leading third-party branded merchandise, draw traffic to our stores and increase customer loyalty by continuing to develop and promote our selection of exclusive-label products. We also plan to continue to enhance our customer loyalty programs, which allow us to collect point-of-sale customer data and increase our understanding of customers' needs. In addition, we plan to tailor our marketing, advertising and promotions to attract new customers and increase sales with existing customers.

Expand Our Store Base

During the past five fiscal years, Sally Beauty Supply and BSG have opened an aggregate of 536 and 173 net new stores, respectively, excluding the effect of acquisitions. Because of the limited initial capital outlay, rapid payback, and attractive return on capital, we intend to continue to expand our store base. In the fiscal year 2013, we opened 113 and 43 Sally Beauty Supply stores and BSG stores, respectively, excluding the effect of acquisitions. We believe there are growth opportunities for additional stores in North America, Europe, and Central and South America. We expect new store openings in existing and new areas to be an important aspect of our future growth opportunities, and intend to continue our annual organic store growth between 3% and 4% of our total stores for the foreseeable future.

Grow Internationally

International sales represent 23% of Sally Beauty Supply's net sales and we believe there is a significant opportunity for future growth in certain international geographic areas. As of September 30, 2013, we had 789 Sally Beauty Supply and BSG company-operated stores and supplied 49 franchise stores across 10 countries outside the United States: Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. We believe our platform provides us with the foundation to continue to expand internationally. In particular, we are currently focused on growing our business in Europe, and Central and South America.

Increase Operating Efficiency and Profitability

We believe there are opportunities to increase the profitability of our operations by growing our exclusive-label brands, improving sourcing, shifting customer mix, continuing our cost-cutting initiatives and by further expanding our e-commerce channel. We continue to develop and promote our higher margin exclusive-label products and increase exclusive-label product sales, which increase our gross margins and operating results. Over the past few years, we have undertaken a full review of our merchandise procurement strategy. This initiative is intended to identify lower-cost alternative sources of supply in certain product categories from countries with lower manufacturing costs. We continue to focus on changing our customer mix by increasing the percentage of retail customers within our stores at Sally Beauty Supply. At BSG, we have completed numerous projects, including a re-branding initiative that repositioned the vast majority of our North American company-operated stores under a common name and store identity, CosmoProf, which we believe has improved brand consistency.

We also offer between 7,000 and 10,000 SKUs of our Sally Beauty Supply products for sale through our website (www.sallybeauty.com) and offer between 13,000 and 15,000 SKUs of our BSG products for sale principally through our websites for beauty professionals (www.cosmoprofbeauty.com, www.cosmoprofequipment.com and www.ebobdirect.com). We expect electronic commerce, or e-commerce, will increasingly result in enhanced operating earnings, as a percentage of net sales, for both business segments as a result of the incremental operating expenses (including rent and other occupancy expenses, payroll, and shipping and handling expenses) associated with traditional brick-and-mortar stores. Please see "Risk Factors—Our e-commerce business may be unsuccessful or, if successful, may divert sales from our stores."

Pursue Strategic Acquisitions and New Territories for Organic Growth

We have completed more than 40 acquisitions during the last 10 full fiscal years. We believe our experience in identifying attractive acquisition targets, our proven integration process and our highly scalable infrastructure have created a strong platform for potential future acquisitions. Recent acquisitions have included:

  •
  In May 2013, we acquired certain assets and business operations of Essential Salon, a professional-only distributor of beauty products operating in the northeastern region of the United States;

  •
  In November 2011, we acquired the Floral Group, a distributor of professional beauty products with 19 stores located in the Netherlands;

  •
  In October 2011, we acquired certain assets and the business of a former exclusive distributor of John Paul Mitchell Systems beauty products with sales primarily in Ohio and West Virginia;

  •
  In October 2010, we acquired Aerial, then an 82-store professional-only distributor of beauty products operating in 11 states in the mid-western United States;

  •
  In March 2010, we acquired certain assets and the business of a former exclusive distributor of John Paul Mitchell Systems beauty products with sales primarily in south Florida and certain islands in the Caribbean; and

  •
  In December 2009, we acquired Sinelco, a wholesale distributor of professional beauty products located in Belgium with sales throughout Europe.

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

Competition

Although there are a limited number of direct competitors to our business, the beauty industry is highly competitive. In each geographic area in which we operate, we experience competition from domestic and international businesses often with more resources, including mass merchandisers, on-line retailers, drug stores, supermarkets and other chains offering similar or substitute beauty products at comparable prices. Our business also faces competition from department stores, as well as from authorized and unauthorized retailers and internet sites offering professional beauty products. In addition, our business competes with local and regional open-line beauty supply stores and full-service distributors selling directly to salons and salon professionals through both professional distributor sales consultants and outlets open only to salons and salon professionals. Our business also faces increasing competition from certain manufacturers that use their own sales forces to distribute their professional beauty products directly or that align themselves with our competitors. Some of these manufacturers are vertically integrating through the acquisition of distributors and stores. In addition, these manufacturers may acquire additional brands that we currently distribute and attempt to shift these products to their own distribution channels. Please see "Risk Factors—The beauty products distribution industry is highly competitive and is consolidating" for additional information about our competition.

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

Relationships with Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase orders. For the fiscal year 2013, our five largest suppliers, The Procter & Gamble Company, or P&G, the Professional Products Division of L'Oreal USA S/D, Inc., or L'Oreal, Conair Corporation, John Paul Mitchell Systems and Shiseido Cosmetics (America) Limited, accounted for approximately 40% of our consolidated merchandise purchases. Products are purchased from these and many other manufacturers on an at-will basis or under contracts which can be terminated without cause upon 90 days' notice or less or expire without express rights of renewal. Such manufacturers could discontinue sales to us at any time or upon short notice. If any of these suppliers discontinued selling or were unable to continue selling to us, there could be a material adverse effect on our business and results of operations.

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

Distribution

As of September 30, 2013, we operated mainly through 18 distribution centers, nine of which serviced Sally Beauty Supply and nine of which serviced BSG.

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

Employees

The following table sets forth certain information about the Company's employees:

	Year Ended September 30,
	2013	2012	2011
Salaried	7,560	7,370	7,040
Hourly	5,060	4,890	4,935
Part-time(a)	13,830	13,265	12,640

Balance at end of period	26,450	25,525	24,615

(a)
Part-time employees enable us to supplement store staffing schedules, particularly in North America.

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

As of September 30, 2013, Sally Beauty Supply supplied 21 and BSG supplied 161 franchised stores located in the U.S., Mexico and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

Trademarks and Other Intellectual Property Rights

Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries in which we operate. Together with our subsidiaries, we own over 280 trademark registrations in the U.S., and over 1,150 trademark registrations outside the U.S. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including reliance upon trademark, patent and trade secret laws and confidentiality agreements with many vendors, employees, consultants and others who have access to our proprietary information. The duration of our trademark registrations is generally 10 or 15 years, depending on the country in which a mark is registered, and generally the registrations can be renewed. The scope and duration of intellectual property protection varies by jurisdiction and by individual product.

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

The beauty products distribution industry is highly fragmented, and there are few significant barriers to entry into the marketplaces for most of the types of products and services we sell. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, on-line retailers, drug stores and supermarkets. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers as well as e-commerce retailers offering professional salon-only and other products. The availability of diverted professional salon products in unauthorized large format retail stores such as drug stores, grocery stores and others could have a negative impact on our business. The primary competitive factors in the beauty products distribution industry are the price at which we purchase branded and exclusive-label products from manufacturers, the quality, perceived value, consumer brand name recognition, packaging and mix of the products we sell, customer service, the efficiency of our distribution network, and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices in efforts to retain business or channel share. Some of our competitors have greater financial and other resources than we do and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.

In addition, our industry is consolidating, which may give our competitors increased negotiating leverage with suppliers and greater marketing resources, resulting in a more effective ability to compete with us. For instance, we may lose customers if those competitors which have broad geographic reach attract additional salons (individual and chain) that are currently BSG customers, or if professional beauty supply manufacturers align themselves with our competitors. For example, BSG's largest supplier, L'Oreal, has been able to shift a material amount of revenue out of the BSG nationwide distribution network and into its own regional distribution networks that compete with us. L'Oreal has also acquired one manufacturer (that does not currently do business with BSG) and distributors which compete directly with BSG in the southeastern U.S., the midwestern U.S. and the west coast of the U.S. As a result, L'Oreal directly competes with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L'Oreal related products as well as from the increased competition from L'Oreal-affiliated distribution networks. If L'Oreal (or another direct competitor) were to acquire or otherwise merge with another manufacturer which conducts business with BSG, we could lose that revenue as well. Not only does consolidation in distribution pose risks from competing distributors, but it may also place more leverage in the hands of those manufacturers to negotiate smaller margins on products sold through our network.

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

Our comparable store sales, which we refer to as same store sales, and quarterly results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable store sales and quarterly financial performance, including:

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

  •
  the timing and effectiveness of our marketing activities, particularly our ability to drive new retail traffic into our stores and our Sally Beauty Club and ProCard promotions;

  •
  seasonal fluctuations due to weather conditions;

  •
  our internet channels diverting sales from our stores;

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

We do not manufacture any products we sell, and instead purchase our products from recognized brand manufacturers and private label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. During the fiscal year 2013, our five largest suppliers were Procter & Gamble Co., or P&G, the Professional Products Division of L'Oreal USA—S.D., Inc., or L'Oreal, Conair Corporation, John Paul Mitchell Systems and Shiseido Cosmetics (America) Limited and accounted for approximately 40% of our consolidated merchandise purchases. In addition, one of those suppliers, L'Oreal, represented approximately 12% of BSG's merchandise purchases during the fiscal year 2013. BSG recently reached agreement with L'Oreal to extend the right of BSG to distribute Matrix® and certain other L'Oreal products in BSG East and BSG West, subject to certain conditions, through December 2015.

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

We do not control the production process for the products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer or exclusive-label filler before we offer such product for resale. In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding the composition, manufacture and safety of the products, as well as the compliance of our product labels with government regulations. Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective.

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

Laws and regulations impact our business in many areas that have no direct relation to the products we sell. For example, as a public company, we are subject to a number of laws and regulations related to the disclosure of financial and other information about us, as well as the issuance and sale of our securities. Another area of intense regulation is that of the relationships we have with our employees, including, for example, compliance with many different wage and hour and nondiscrimination related regulatory schemes and, in the U.S., compliance with the recently enacted Affordable Care Act. Violation of any of the laws or regulations governing our business or the assertion of individual or class-wide claims could have an adverse effect on our business, financial condition and results of operations.

Our e-commerce business may be unsuccessful or, if successful, may divert sales from our stores.

We offer many of our beauty products for sale through our websites in the U.S. (such as www.sallybeauty.com and www.cosmoprofbeauty.com) and abroad. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, websites and software and other related operational systems. Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. In addition, offering products through our internet channels (particularly directly to consumers through our professional business) could cause some of our current or potential vendors to consider competing internet offerings of their products either on their own or through competing distributors. As we continue to grow our e-commerce business, the impact of attracting existing rather than new customers, of conflicts between product offerings online and through our stores, and of opening up our channels to increased internet competition could have a material adverse impact on our business, financial condition and results of operations, including future growth and same store sales.

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

If suitable candidates are identified, sufficient funds may not be available to make such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt to pay for acquisitions. Additionally, the amount of equity that we can issue to make acquisitions or raise additional capital is severely limited. We may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could increase as a result of any acquisitions. Internationally, regulatory requirements, trade barriers and due diligence difficulties, among other considerations, make acquiring suitable foreign candidates more difficult, time-consuming and expensive. See below "—Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks."

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

  •
  difficulties in competing with existing stores or business or diverting sales from existing stores or business;

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

Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. In the U.S. and Canada, the capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for stores in other geographic areas costing less or substantially more depending upon the marketplace. Despite these relatively low opening costs, we may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. There are several factors that could affect our ability to open and profitably operate new stores, including:

  •
  the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

  •
  proximity to existing stores that may reduce the new store's sales or the sales of existing stores;

  •
  difficulties in adapting our distribution and other operational and management systems to an expanded network of stores;

  •
  the level of sales made through our internet channels and the potential that sales through our internet channels will divert sales from our stores;

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

Our results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and internationally. Concerns over inflation, employment, tax laws, energy costs, geopolitical issues, terrorism, the availability and cost of credit, the mortgage market, sovereign and private banking systems, sovereign deficits and increasing debt burdens and the real estate and other financial markets in the U.S. and Europe have contributed to increased volatility and diminished expectations for the U.S. and certain foreign economies. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and salons and salon professionals. Continued uncertainty in the economy could adversely impact consumer purchases of discretionary items such as beauty products, as well as adversely impact the frequency of salon services performed by professionals using products purchased from us. Factors that could affect consumers' willingness to make such discretionary purchases include: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit and consumer confidence in future economic conditions. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected and we could experience lower than expected net sales. In addition, a reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with unsold inventory. The economic climate could also adversely affect our vendors. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

The industry in which we operate is characterized by the need for a large number of copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A third party may at any time assert that our products violate such party's intellectual property rights. Successful intellectual property claims against us could result in significant financial liabilities and/or prevent us from selling certain of our products. In addition, the resolution of infringement claims may require us to redesign our products, to obtain licenses to use intellectual property belonging to third parties, which may not be attainable on reasonable terms, or to cease using the intellectual property altogether. Moreover, any intellectual property claim, regardless of its merits, could be expensive and time-consuming to defend against and could divert the attention of management. As a result, claims based on allegations of infringement or other violations of intellectual property rights, regardless of outcome, could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2013, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings, had an aggregate principal amount of approximately $1,690.7 million of outstanding debt, including capital lease obligations, and a total debt to equity ratio of -5.6:1.00.

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of September 30, 2013, our senior credit facility provided us commitments for additional borrowings of up to approximately $382.3 million under the asset-based senior secured loan (or ABL) facility, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations. In addition, the agreements governing our asset-based senior secured loan (or ABL) facility (the "ABL facility") as well as the indentures governing our senior notes due 2019, senior notes due 2022 and senior notes due 2023, which we refer to collectively as "the Notes" or "the senior notes due 2019-2023", do not prevent us from incurring obligations that do not constitute indebtedness.

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

The impairment of certain financial institutions could adversely affect us.

We have exposure to different financial institutions in their capacities as lenders in our credit facilities, depositories of our corporate cash balances and counterparties on our foreign currency hedging transactions. All of these transactions expose us to credit risk in the event of default of the financial institution(s). If these financial institutions become impaired or insolvent, this could have serious consequences to our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our store and warehouse locations are leased while our corporate headquarters and five warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and globally, as of September 30, 2013:

	Sally Beauty Supply		Beauty Systems Group
Location	Company- Operated	Franchise	Company- Operated	Franchise
United States (excluding Puerto Rico)	2,668	—	986	133
Puerto Rico	42	—	2	—
International:
United Kingdom	238	4	—	—
Belgium	38	6	—	—
Canada	88	—	96	—
Chile	38	—	—	—
France	49	3	—	—
Germany	33	—	—	—
Netherlands	22	—	—	—
Mexico	166	—	—	28
Other	21	8	—	—

Total International	693	21	96	28

Total Store Count	3,403	21	1,084	161

The following table provides locations for our significant offices and warehouses and corporate headquarters, as of September 30, 2013:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters	N/A	(1)(2)
Reno, Nevada	Warehouse	253,000	(1)
Columbus, Ohio	Warehouse	246,000	(1)
Jacksonville, Florida	Warehouse	237,000	(1)
Denton, Texas	Office, Warehouse	114,000	(1)
Marinette, Wisconsin	Office, Warehouse	99,000	(2)
Leased Properties:
Greenville, Ohio	Office, Warehouse	246,000	(2)
Fresno, California	Warehouse	200,000	(2)
Blackburn, Lancashire, England	Warehouse	190,000	(1)
Spartanburg, South Carolina	Warehouse	190,000	(2)
Pottsville, Pennsylvania	Office, Warehouse	140,000	(2)
Clackamas, Oregon	Warehouse	104,000	(2)
Thornliebank, Scotland	Office, Warehouse	94,000	(1)
Ronse, Belgium	Office, Warehouse	91,000	(1)
Gent, Belgium	Office, Warehouse	83,000	(1)
Calgary, Alberta, Canada	Warehouse	62,000	(2)
Mississauga, Ontario, Canada	Office, Warehouse	60,000	(2)
Lincoln, Nebraska	Warehouse	54,000	(2)
Guadalupe, Nuevo Leon, Mexico	Warehouse	40,000	(1)(2)
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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant's Common Equity

(a)
Market Information

Our common stock is listed on the New York Stock Exchange, Inc., or the NYSE, under the symbol "SBH." The following table sets forth the high and low sales prices of our common stock during the fiscal years ended September 30, 2013 and 2012.

Quarter Ended	High	Low
Fiscal Year 2013:
September 30, 2013	$31.86	$25.25
June 30, 2013	$31.62	$28.27
March 31, 2013	$29.94	$23.57
December 31, 2012	$26.57	$22.49
Fiscal Year 2012:
September 30, 2012	$28.29	$23.95
June 30, 2012	$28.35	$24.65
March 31, 2012	$25.63	$19.63
December 31, 2011	$21.85	$15.93
(b)
Holders

As of November 8, 2013, there were 1,084 stockholders of record of our common stock.

(c)
Dividends

We have not declared or paid dividends at any time during the two fiscal years prior to the date of this Annual Report.

We currently anticipate that we will retain future earnings to support our growth strategy, to repay outstanding debt or fund additional share repurchases. We do not anticipate paying regular cash dividends on our common stock in the foreseeable future. Any payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions (including those present in the agreements and instruments governing our debt) and general business conditions. We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for payment of dividends. Further, the terms of our subsidiaries' debt agreements and instruments significantly restrict the ability of our subsidiaries to make certain Restricted Payments to us. Finally, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us. Please see "Risk Factors—Risks Relating to Our Substantial Indebtedness" and Note 13 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data."

(d)
Not Applicable

(e)
Performance Graph

The following illustrates the comparative total return among Sally Beauty, the Dow Jones U.S. Specialty Retailers Index and the S&P 500 Index assuming that $100 was invested on September 30, 2008 and that dividends, if any, were reinvested for the fiscal year included in the data:

The Dow Jones U.S. Specialty Retailers Index (NYSE: DJUSRS) is a non-managed index and provides a comprehensive view of issuers which are primarily in the retail sector in the United States. Sally Beauty's common stock is included in this index.

	9/08	3/09	9/09	3/10	9/10	3/11	9/11	3/12	9/12	3/13	9/13
Sally Beauty Holdings, Inc.	100.00	66.05	82.67	103.72	130.23	162.91	193.02	288.37	291.74	341.63	304.19
S&P 500	100.00	69.46	93.09	104.03	102.55	120.31	103.72	130.58	135.05	148.81	161.17
Dow Jones US Specialty Retailers TSM	100.00	86.54	108.34	125.55	135.77	152.91	140.46	177.20	168.66	193.20	236.13

This data assumes that $100 was invested on September 30, 2008 in the Company's common stock and in each of the indexes shown and that all dividends are reinvested. The Company did not declare dividends during the period covered by this table. Stockholder returns shown should not be considered indicative of future stockholder returns.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company's repurchases of shares of its common stock during the three months ended September 30, 2013:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2013	177,500	$29.77	177,500	$553,911,891
August 1 through August 31, 2013	3,138,882	27.10	3,138,882	468,842,386
September 1 through September 30, 2013	463,447	26.22	463,447	456,689,172

Total this quarter	3,779,829	$27.12	3,779,829	$456,689,172

(1)
On August 27, 2012, the Company announced that its Board of Directors approved a share repurchase program authorizing it to repurchase up to $300.0 million of its common stock beginning on October 1, 2012 (the "2012 Share Repurchase Program"). The Company repurchased 10.4 million shares of its common stock under the 2012 Share Repurchase Program at an aggregate cost of $266.4 million, prior to the Company's termination of the 2012 Share Repurchase Program in March 2013.

(2)
On March 5, 2013, the Company announced that its Board of Directors approved a new share repurchase program authorizing it to repurchase up to $700.0 million of its common stock over a period of eight quarters commencing on that date (the "2013 Share Repurchase Program"). The 2013 Share Repurchase Program expires on or about March 5, 2015. During the period from March 5, 2013 through September 30, 2013, the Company repurchased 8.5 million shares of its common stock under the 2013 Share Repurchase Program at an aggregate cost of $243.3 million.

 ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Sally Beauty for the each of the years in the five-year period ended September 30, 2013 (dollars in thousands, except per share data):

	Fiscal Year Ended September 30,
	2013	2012	2011	2010	2009
Results of operations information:
Net sales	$3,622,216	$3,523,644	$3,269,131	$2,916,090	$2,636,600
Cost of products sold and distribution expenses	1,826,953	1,780,385	1,674,526	1,511,716	1,393,283

Gross profit	1,795,263	1,743,259	1,594,605	1,404,374	1,243,317
Selling, general and administrative expenses(a)	1,202,709	1,179,206	1,086,414	1,012,321	899,415
Depreciation and amortization	72,192	64,698	59,722	51,123	47,066

Operating earnings	520,362	499,355	448,469	340,930	296,836
Interest expense(b)	107,695	138,412	112,530	112,982	132,022

Earnings before provision for income taxes	412,667	360,943	335,939	227,948	164,814
Provision for income taxes	151,516	127,879	122,214	84,120	65,697

Net earnings	$261,151	$233,064	$213,725	$143,828	$99,117

Earnings per share
Basic	$1.52	$1.27	$1.17	$0.79	$0.55
Diluted	$1.48	$1.24	$1.14	$0.78	$0.54
Weighted average shares, basic	171,682	183,420	183,020	181,985	181,691
Weighted average shares, diluted	176,159	188,610	188,093	184,088	183,306
Operating data:
Number of stores (at end of period):
Sally Beauty Supply	3,424	3,309	3,158	3,032	2,923
Beauty Systems Group	1,245	1,190	1,151	1,027	991

Consolidated	4,669	4,499	4,309	4,059	3,914
Professional distributor sales consultants (at end of period)	982	1,044	1,116	1,051	1,022
Same store sales growth (decline)(c):
Sally Beauty Supply	(0.6)%	6.5%	6.3%	4.1%	2.1%
Beauty Systems Group	4.2%	6.1%	5.5%	6.2%	1.0%
Consolidated	0.8%	6.4%	6.1%	4.6%	1.8%
Financial condition information (at end of period):
Working capital	$473,164	$686,519	$419,142	$387,123	$341,733
Cash, cash equivalents and short-term investments	47,115	240,220	63,481	59,494	54,447
Property, plant and equipment, net	229,540	202,661	182,489	168,119	151,252
Total assets	1,950,086	2,065,800	1,728,600	1,589,412	1,490,732
Long-term debt, excluding current maturities(b)	1,612,685	1,615,322	1,410,111	1,559,591	1,653,013
Stockholders' deficit	(303,479)	(115,085)	$(218,982)	$(461,272)	$(615,451)
(a)
Selling, general and administrative expenses for the fiscal years 2013, 2012, 2011, 2010 and 2009 include share-based compensation expenses of $19.2 million, $16.9 million, $15.6 million, $12.8 million and $8.6 million, respectively. In the fiscal year 2012, selling, general and administrative expenses reflect a $10.2 million charge resulting from a loss contingency and, in the fiscal year 2011, selling, general and administrative expenses reflect a net favorable impact of $21.3 million, including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million.

(b)
Our long-term debt primarily relates to debt incurred in 2006 when we became an independent company (debt which has largely been refinanced during the past two fiscal years) and interest expense relates mainly to such indebtedness. In the fiscal year 2012, interest expense reflects non-recurring charges of $37.8 million related to our redemption of outstanding senior notes and our repayment in full of a term loan in connection with such refinancing. Please see Note 13 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data" for additional information about the Company's debt.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management's view of the financial condition as of September 30, 2013 and 2012, and the results of operations and cash flows for the three fiscal years in the period ended September 30, 2013, of Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty and the related notes included elsewhere in this Annual Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see "Cautionary Notice Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2013:

  •
  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased 0.8% for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012;

  •
  Our consolidated net sales for the fiscal year ended September 30, 2013 increased by $98.6 million, or 2.8%, to $3,622.2 million compared to the fiscal year ended September 30, 2012. For the fiscal year ended September 30, 2013, changes in foreign currency exchange rates did not have a material impact on our consolidated net sales;

  •
  Our consolidated gross profit for the fiscal year ended September 30, 2013 increased by $52.0 million, or 3.0%, to $1,795.3 million compared to the fiscal year ended September 30, 2012. As a percentage of net sales, gross profit increased to 49.6% for the fiscal year ended September 30, 2013, compared to 49.5% for the fiscal year ended September 30, 2012;

  •
  Our consolidated operating earnings for the fiscal year ended September 30, 2013 increased by $21.0 million, or 4.2%, to $520.4 million compared to the fiscal year ended September 30, 2012. As a percentage of net sales, operating earnings increased to 14.4% for the fiscal year ended September 30, 2013, compared to 14.2% for the fiscal year ended September 30, 2012;

  •
  Our consolidated net earnings increased by $28.1 million, or 12.1%, to $261.2 million compared to the fiscal year ended September 30, 2012. As a percentage of net sales, net earnings increased by 60 basis points to 7.2% for the fiscal year ended September 30, 2013, compared to 6.6% for the fiscal year ended September 30, 2012;

  •
  Sally Beauty Supply and BSG opened or acquired 119 and 53 net new stores, respectively, during the fiscal year ended September 30, 2013, excluding franchised stores;

  •
  Cash provided by operations increased by $12.9 million, or 4.3%, to $310.5 million for the fiscal year ended September 30, 2013, compared to $297.6 million for the fiscal year ended September 30, 2012;

  •
  In March 2013, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $700.0 million of our common stock. During the fiscal year ended September 30, 2013, we repurchased and retired approximately 18.9 million shares of our common stock under share repurchase programs approved by our Board of Directors, including the repurchase program approved in March 2013, at an aggregate cost of $509.7 million; and

  •
  In May 2013, we acquired certain assets and business operations of Essential Salon Products, Inc. ("Essential Salon"), a professional-only distributor of beauty products operating in the northeastern region of the United States, for approximately $15.7 million, subject to certain adjustments.

Overview

Description of Business

As of September 30, 2013, we operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG, we had a multi-channel platform of 4,487 company-operated stores and supplied 182 franchised stores, primarily in North America and selected South American and European countries, as of September 30, 2013. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the year ended September 30, 2013, our consolidated net sales and operating earnings were $3,622.2 million and $520.4 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2013, Sally Beauty Supply operated 3,403 company-operated retail stores, 2,710 of which are located in the U.S., with the remaining 693 company-operated stores located in Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 21 franchised stores located in the United Kingdom and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, with between 6,000 and 10,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands, such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the year ended September 30, 2013, Sally Beauty Supply's net sales and segment operating profit were $2,230.0 million and $437.0 million, respectively, representing 62% and 69% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of September 30, 2013, BSG had 1,084 company-operated stores, supplied 161 franchised stores and had a sales force of approximately 982 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG's large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the year ended September 30, 2013, BSG's net sales and segment operating profit were $1,392.2 million and $200.5 million, respectively, representing 38% and 31% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses, respectively.

Key Industry and Business Trends

We operate primarily within the large and growing U.S. professional beauty supply industry. Potential growth in the industry is expected to be driven by increases in consumer demand for hair color and hair care products. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

  •
  High level of marketplace fragmentation.  The U.S. salon channel is highly fragmented with nearly 290,000 salons and barbershops. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

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

  •
  Increasing use of exclusive-label products.  We offer a broad range of exclusive-label professional beauty products, primarily in our Sally Beauty Supply segment. As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products and, accordingly, we believe that the growth in sales of these products will likely enhance our overall gross margins. Please see "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

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

  •
  International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on international growth opportunities and to grow our current level of non-U.S. operations. For example, during the fiscal year ended September 30, 2013 our international company-operated stores increased from 742 stores to 789 stores. In addition, we have completed a number of international acquisitions over the past three years that increased our European and South American footprint. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth opportunities. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth opportunities may be affected by business, legal, regulatory and economic risks. Please see "Risk Factors—We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions," "If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations" and "Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks."

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

  •
  High level of competition.  Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, mass merchandisers, on-line retailers, drug stores and supermarkets, as well as salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. Please see "Risk Factors—The beauty products distribution industry is highly competitive and is consolidating."

  •
  Economic conditions.  We appeal to a wide demographic consumer profile and offer an extensive selection of professional beauty products sold directly to retail consumers, and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate. However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see "Risk Factors—The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations."

  •
  Controlling expenses.  Another important aspect of our business is our ability to control costs by right-sizing the business and maximizing the efficiency of our business structure. Please see "Risk Factors—We are not certain that our ongoing cost control plans will continue to be successful."

  •
  Opening new stores.  Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. In the U.S. and Canada, the capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for stores in other geographic areas costing less or substantially more depending upon the marketplace. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our business, financial condition or results of operations. Please see "Risk Factors—If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected."

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

Significant Recent Acquisitions

Essential Salon—On May 31, 2013, the Company acquired certain assets and business operations of Essential Salon, a professional-only distributor of beauty products operating in the northeastern region of the United States, for approximately $15.7 million, subject to certain adjustments. The results of operations of the Essential Salon are included in the Company's consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $9.1 million, were recorded based on their preliminary estimated fair values at the acquisition date. In addition, goodwill of $3.5 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. The final valuation of the assets acquired and liabilities assumed will be completed within twelve months from the acquisition date. We funded this acquisition with cash from operations.

The Floral Group—In the fiscal year 2012, the Company acquired Floral Group, then a 19-store distributor of professional beauty products based in Eindhoven, the Netherlands, for approximately €22.8 million (approximately $31.2 million). The assets acquired and liabilities assumed, including intangible assets subject to amortization of $11.8 million, were recorded at their respective fair values at the acquisition date and goodwill of $15.0 million (which is not expected to be deductible for tax purposes) was recorded as a result of this acquisition. The results of operations of the Floral Group are included in the Company's consolidated financial statements subsequent to the acquisition date. The acquisition was funded with cash from operations and with borrowings under our asset-based senior secured loan (or ABL) facility (the "ABL facility") in the amount of approximately $17.0 million.

Aerial Company—In the fiscal year 2011, the Company acquired Aerial Company, Inc. ("Aerial"), an 82-store professional-only distributor of beauty products operating in 11 states in the midwestern region of the United States, for approximately $81.8 million. The results of operations of Aerial are included in our consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $34.7 million, were recorded at their respective fair values at the acquisition date and goodwill of $25.3 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. The acquisition of Aerial was funded with borrowings in the amount of $78.0 million under the ABL facility (which were later paid in full) and with cash from operations.

In addition to these three acquisitions, we completed several other individually immaterial acquisitions during the fiscal years 2013, 2012 and 2011 at the aggregate cost of approximately $6.8 million, $12.8 million and $5.0 million, respectively. In connection with these acquisitions in fiscal 2013, we recorded additional intangible assets subject to amortization of $4.0 million and, in connection with these acquisitions in fiscal 2012 and 2011, we recorded additional goodwill in the amount of $9.4 million and $4.3 million, respectively, the majority of which is expected to be deductible for tax purposes. Generally, we funded these acquisitions with cash from operations or borrowings under the ABL facility. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date.

Share Repurchase Programs

In August 2012, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $300.0 million of our common stock (the "2012 Share Repurchase Program"). In addition, on March 5, 2013, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $700.0 million of our common stock over the eight quarters commencing on such date (the "2013 Share Repurchase Program"). In connection with the authorization of the 2013 Share Repurchase Program, the 2012 Share Repurchase Program was terminated.

Prior to such termination, the Company had repurchased approximately 10.4 million shares at a cost of $266.4 million under the 2012 Share Repurchase Program. In addition, during the period from March 5, 2013 through September 30, 2013, the Company repurchased approximately 8.5 million shares at a cost of $243.3 million under the 2013 Share Repurchase Program.

During the fiscal year ended September 30, 2013, we repurchased and retired approximately 18.9 million shares of our common stock (under the 2012 Share Repurchase Program and the 2013 Share Repurchase Program) at a cost of $509.7 million. We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. We funded these share repurchases with the cash proceeds from our September 2012 debt issuance, cash from operations and borrowings under the ABL facility. Please see "Item 5. Unregistered Sales of Equity Securities and Use of Proceeds—(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers" in Part II, Other Information, for additional information about the Company's share repurchase programs.

During the fiscal year ended September 30, 2012, we repurchased and retired approximately 7.6 million shares of our common stock from two venture capital investment funds associated with Clayton, Dubilier & Rice, LLC (the "CD&R Investors") at a cost of $200.0 million.

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

   Foreign Currency Derivative Instruments

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany notes not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, from time to time we may have exposure to changes in the exchange rates for the British pound sterling versus the Euro in connection with the sale of products and services among certain European subsidiaries of the Company. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. In connection with the remaining foreign currency risk, the Company from time to time uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

The Company uses foreign exchange contracts including, at September 30, 2013, foreign currency options with an aggregate notional amount of $12.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries' purchases of merchandise from third-party suppliers. Sinelco's functional currency is the Euro. These foreign currency options enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.32, are with a single counterparty and expire ratably through September 2014.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2013, we hold: (a) a foreign currency forward which enables us to sell approximately €13.9 million ($18.9 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of 1.3526, (b) a foreign currency forward which enables us to sell approximately $5.5 million Canadian dollars ($5.3 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of 1.03115, (c) a foreign currency forward which enables us to buy approximately $8.0 million Canadian dollars ($7.8 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of 1.0329, (d) a foreign currency forward which enables us to sell approximately 8.6 million Mexican pesos ($0.7 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of 13.1806 and (e) a foreign currency forward which enables us to sell approximately £4.2 million ($6.8 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of 1.6129. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same party as the counterparty on the options discussed in the preceding paragraph) and expire on or before December 31, 2013.

In addition, the Company uses foreign exchange contracts including, at September 30, 2013, foreign currency forwards with an aggregate notional amount of €3.6 million ($4.9 million, at the September 30, 2013 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8425, are with a single counterparty (the same counterparty as that on the foreign currency forwards discussed in the immediately preceding paragraph) and expire ratably through September 2014.

The Company's foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the fiscal year ended September 30, 2013, selling, general and administrative expenses included $2.8 million in net losses from all of the Company's foreign exchange contracts, including marked-to-market adjustments. Please see "Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk" and Note 14 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report.

   Interest Rate Swap Agreements

We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At September 30, 2013, the Company held no interest rate derivative instruments.

In May 2008, we entered into certain interest rate swap agreements with an aggregate notional amount of $300 million in connection with our variable interest rate obligation under the senior term loan B facility (until our May 2012 repayment of such loan). These agreements enabled us to convert a portion of our variable interest rate obligations to fixed rate obligations and were designated and qualified as effective cash flow hedges. Accordingly, changes in the fair value of these derivative instruments were recorded quarterly, net of income tax, in accumulated other comprehensive (loss) income ("OCI") until the swap agreements expired, in May 2012. As such for the fiscal years 2012 and 2011, other comprehensive income included deferred gains on these swaps of $3.9 million and $5.6 million, respectively, after tax.

   Share-Based Compensation Awards

For the fiscal years 2013, 2012 and 2011, total share-based compensation cost charged against earnings was $19.2 million, $16.9 million and $15.6 million, respectively, and resulted in an increase in additional paid-in capital by the same amounts. Share-based compensation expenses for the fiscal years 2013, 2012 and 2011 included $5.9 million, $5.3 million and $5.0 million, respectively, of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the "2010 Plan") and certain predecessor plans, such as the Sally Beauty Holdings 2007 Omnibus Incentive Plan. For the fiscal years 2013, 2012 and 2011, the total income tax benefit recognized in the consolidated statements of earnings from all share-based compensation plans in which our employees participate or participated was $7.1 million, $6.2 million and $6.0 million, respectively, and resulted in the recognition of deferred tax assets by generally the same amounts. Our consolidated statements of cash flows reflect, for the fiscal years 2013, 2012 and 2011, excess tax benefits of $15.4 million, $14.4 million and $3.7 million, respectively, from employee exercises of stock options as financing cash flows. As of September 30, 2013, we had $15.1 million of unrecognized compensation expense related to unvested stock option awards that is expected to be charged to expense over the weighted average period of 2.3 years, and $2.5 million of unrecognized compensation expense related to unvested restricted stock awards that is expected to be charged to expense over the weighted average period of 3.1 years.

   Non-recurring Items

Based upon an unfavorable verdict rendered in November 2012 in certain actions brought against the Company in March 2011, we recorded $10.2 million in legal settlement costs as of September 30, 2012, which we believed to be our best estimate of the potential loss. During the fiscal year ended September 30, 2013, the parties continued to engage in negotiations aimed at resolving the matter and, in November 2012, entered into a settlement agreement whereby the Company agreed to pay the plaintiff the one-time cash sum of $8.5 million and agreed to certain other terms of settlement in exchange for a full release of claims.

In December 2011, the Company redeemed the $430.0 million aggregate principal amount outstanding of its 9.25% senior notes due 2014 and the $275.0 million aggregate principal amount outstanding of its 10.50% senior subordinated notes due 2016, pursuant to the terms of the indentures governing the senior notes and the senior subordinated notes. In addition, in May 2012, the Company paid in full its borrowings under the senior term loan B (approximately $596.9 million). Accordingly, during the fiscal year ended September 30, 2012, the Company recorded charges to earnings in the aggregate amount of approximately $37.8 million (including approximately $24.4 million in call premiums paid and approximately $13.4 million in unamortized deferred financing costs expensed) in connection with its redemption of the senior notes and the senior subordinated notes and its repayment of the senior term loan B. These amounts are included in interest expense in the Company's consolidated statements of earnings for the fiscal year ended September 30, 2012. Please see "Liquidity and Capital Resources" below for more information about the Company's debt.

In the fiscal year ended September 30, 2012, we recognized tax benefits (approximately $10.3 million) resulting from a limited restructuring, for U.S. income tax purposes, completed in that fiscal year. As a result, the effective income tax rate for the fiscal year 2012 (35.4%) was lower than our average historical effective tax rate of approximately 37.0%.

For the fiscal year ended September 30, 2011, consolidated operating earnings reflect a net favorable impact of $21.3 million, including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million, including exit costs related to the closure of a BSG warehouse.

Results of Operations

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2013, 2012 and 2011 (in millions):

	Fiscal Year Ended September 30,
	2013	2012	2011
Net sales	$3,622.2	$3,523.6	$3,269.1
Cost of products sold and distribution expenses	1,826.9	1,780.4	1,674.5

Gross profit	1,795.3	1,743.2	1,594.6
Total other operating costs and expenses	1,274.9	1,243.8	1,146.1

Operating earnings	520.4	499.4	448.5
Interest expense	107.7	138.4	112.6

Earnings before provision for income taxes	412.7	361.0	335.9
Provision for income taxes	151.5	127.9	122.2

Net earnings	$261.2	$233.1	$213.7

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2013, 2012 and 2011, expressed as a percentage of net sales for the respective periods:

	Fiscal Year Ended September 30,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	50.4%	50.5%	51.2%

Gross profit	49.6%	49.5%	48.8%
Total other operating costs and expenses	35.2%	35.3%	35.1%

Operating earnings	14.4%	14.2%	13.7%
Interest expense	3.0%	4.0%	3.4%

Earnings before provision for income taxes	11.4%	10.2%	10.3%
Provision for income taxes	4.2%	3.6%	3.8%

Net earnings	7.2%	6.6%	6.5%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Fiscal Year Ended September 30,
	2013	2012	2011
Net sales:
Sally Beauty Supply	$2,230,028	$2,198,468	$2,012,407
BSG	1,392,188	1,325,176	1,256,724

Consolidated	$3,622,216	$3,523,644	$3,269,131

Gross profit	$1,795,263	$1,743,259	$1,594,605
Gross profit margin	49.6%	49.5%	48.8%
Selling, general and administrative expenses	$1,202,709	$1,179,206	$1,086,414
Depreciation and amortization	$72,192	$64,698	$59,722
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply(a)	$437,018	$429,520	$380,963
BSG(a)	200,492	182,699	164,660

Segment operating profit	637,510	612,219	545,623
Unallocated expenses(a)(b)	(97,947)	(96,012)	(81,594)
Share-based compensation expense	(19,201)	(16,852)	(15,560)

Operating earnings	520,362	499,355	448,469
Interest expense(c)	(107,695)	(138,412)	(112,530)

Earnings before provision for income taxes	$412,667	$360,943	$335,939

Segment operating profit margin:
Sally Beauty Supply	19.6%	19.5%	18.9%
BSG	14.4%	13.8%	13.1%
Consolidated operating profit margin	14.4%	14.2%	13.7%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,424	3,309	3,158
BSG	1,245	1,190	1,151

Consolidated	4,669	4,499	4,309

Same store sales growth (decline)(d)
Sally Beauty Supply	(0.6)%	6.5%	6.3%
BSG	4.2%	6.1%	5.5%
Consolidated	0.8%	6.4%	6.1%
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
(c)
For the fiscal year 2012, interest expense reflects non-recurring charges of $37.8 million in connection with the Company's redemption of outstanding notes and repayment of a term loan.
(d)
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

Description of Net Sales and Expenses

Net Sales.    Our net sales consist primarily of the following:

  1.
  Sally Beauty Supply.    Sally Beauty Supply generates net sales primarily by selling products through its stores to both retail customers and salon professionals. Sally Beauty Supply sells products for hair color and care, skin and nail care, beauty sundries and electrical appliances. Because approximately 45% of our Sally Beauty Supply product sales come from exclusive-label brands, most of these same products are generally not available in most other retail stores or in our BSG business segment. Various factors influence Sally Beauty Supply's net sales including overall consumer traffic, local competition, inclement weather, product assortment and availability, price, hours of operation, and marketing and promotional activity. Sally Beauty Supply's product assortment and sales are generally not seasonal in nature.

  2.
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

The Fiscal Year Ended September 30, 2013 compared to the Fiscal Year Ended September 30, 2012

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Fiscal Year Ended September 30,
	2013	2012	Increase
Net sales:
Sally Beauty Supply	$2,230,028	$2,198,468	$31,560	1.4%
BSG	1,392,188	1,325,176	67,012	5.1%

Consolidated net sales	$3,622,216	$3,523,644	$98,572	2.8%

Gross profit:
Sally Beauty Supply	$1,223,378	$1,199,342	$24,036	2.0%
BSG	571,885	543,917	27,968	5.1%

Consolidated gross profit	$1,795,263	$1,743,259	$52,004	3.0%

Gross profit margin:
Sally Beauty Supply	54.9%	54.6%	0.3%
BSG	41.1%	41.0%	0.1%
Consolidated gross profit margin	49.6%	49.5%	0.1%

Net Sales

   Consolidated Net Sales

Consolidated net sales increased by $98.6 million, or 2.8%, for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from the 172 company-operated stores opened or acquired during the last twelve months. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $105.7 million, or 3.0%, and certain other sales channels (including sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels), in the aggregate, contributed an increase in consolidated sales of approximately $37.6 million, or 1.1%, compared to fiscal year ended September 30, 2012. On the other hand, incremental sales from businesses acquired in the preceding 12 months were $28.9 million, or 0.8%, lower for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, mainly due to fewer acquisitions. Incremental sales from stores that have been open for less than 14 months were $15.8 million, or 0.5%, lower for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, in part due to fewer store openings and/or the timing of store openings. For the fiscal year ended September 30, 2013, changes in foreign currency exchange rates did not have a material impact on our consolidated net sales.

For the fiscal year ended September 30, 2013, consolidated net sales reflect lower or negative same store sales growth rates, particularly in the Sally Beauty Supply segment's U.S. business, compared to very strong performance for the same stores in the fiscal year ended September 30, 2012. The consolidated same store sales growth rates for the fiscal year ended September 30, 2013 were adversely impacted by lower non-Beauty Club Card traffic in the U.S., as well as a difficult comparison against strong growth in certain Sally Beauty Supply product categories in the fiscal year ended September 30, 2012.

Sally Beauty Supply.    Net sales for Sally Beauty Supply increased by $31.6 million, or 1.4%, for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, primarily as a result of increases in unit volume, including the incremental sales from 119 company-operated stores opened or acquired during the last twelve months. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase of approximately $47.9 million, or 2.2%, and certain other sales channels (including sales from our non-store sales channels, which include sales through independent distributors in Europe (previously reported in sales from businesses acquired) and sales at trade shows), in the aggregate, contributed an increase of approximately $16.0 million, or 0.7%. Other the other hand, incremental sales from businesses acquired in the preceding 12 months were $22.5 million, or 1.0%, lower for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, mainly due to fewer acquisitions. Incremental sales from stores that have been open for less than 14 months were $9.9 million, or 0.5%, lower for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, in part due to fewer store openings and/or the timing of store openings. For the fiscal year ended September 30, 2013, changes in foreign currency exchange rates did not have a material impact on our Sally Beauty Supply segment net sales.

For the fiscal year ended September 30, 2013, the Sally Beauty Supply segment's net sales reflect a negative 0.6% same store sales growth rate due to soft traffic in the U.S., compared to strong performance for the same stores in the fiscal year ended September 30, 2012. This decrease was partially offset by strong sales growth in the Sally Beauty Supply segment's international businesses. The Sally Beauty Supply segment's same store sales growth rate for the fiscal year ended September 30, 2013 was adversely impacted by lower non-Beauty Club Card traffic in the U.S., as well as a difficult comparison against strong growth in certain Sally Beauty Supply product categories (such as nail care and certain hair product lines) in fiscal year ended September 30, 2012, as discussed previously.

Beauty Systems Group.    Net sales for BSG increased by $67.0 million, or 5.1%, for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from 53 company-operated stores opened or acquired during the last twelve months. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $57.7 million, or 4.4%, and sales through our distributor sales consultants contributed an increase of approximately $16.9 million, or 1.3%. On the other hand, certain other sales channels (including sales from businesses acquired in the preceding 12 months, sales from stores that have been open for less than 14 months and sales through our franchise-based businesses), in the aggregate, experienced a decrease in sales of approximately $7.6 million, or 0.6%, compared to the fiscal year ended September 30, 2012, in part due to fewer acquisitions and/or the timing of acquisitions and store openings. For the fiscal year ended September 30, 2013, changes in foreign currency exchange rates did not have a material impact on our BSG segment net sales.

For the fiscal year ended September 30, 2013, the BSG segment's net sales reflect a lower same store sales growth rate, compared to very strong performance for the same stores in the fiscal year ended September 30, 2012.

Gross Profit

Consolidated gross profit increased by $52.0 million, or 3.0%, for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, principally due to higher sales volume and improved gross profit margins in both business segments, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, increased to 49.6% for the fiscal year ended September 30, 2013, compared to 49.5% for the fiscal year ended September 30, 2012. For the fiscal year ended September 30, 2013, changes in foreign currency exchange rates did not have a material impact on our consolidated gross profit.

Sally Beauty Supply.    Sally Beauty Supply's gross profit increased by $24.0 million, or 2.0%, for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, principally as a result of higher sales volume and improved gross profit margins. Sally Beauty Supply's gross profit as a percentage of net sales increased to 54.9% for the fiscal year ended September 30, 2013, compared to 54.6% for the fiscal year ended September 30, 2012. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label and other higher-margin products) and continued benefits from product cost reduction initiatives, partially offset by an increase in distribution expenses in the fiscal year 2013, particularly in some of the segment's international operations.

Beauty Systems Group.    BSG's gross profit increased by $28.0 million, or 5.1%, for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, principally as a result of higher sales volume and improved gross profit margins. BSG's gross profit as a percentage of net sales increased to 41.1% for the fiscal year ended September 30, 2013, compared to 41.0% for the fiscal year ended September 30, 2012. This increase was principally as a result of a favorable change in the sales mix across the business, continued benefits from product cost reduction initiatives and a shift in channel mix (including a year-over-year increase in company-operated store sales as a percentage of total sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $23.5 million, or 2.0%, to $1,202.7 million for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened, to a lesser extent, and from businesses acquired in the preceding 12 months (approximately 172 company-operated stores added since the fiscal year 2012, a 4.0% increase), as well as higher advertising expenses in the Sally Beauty

Supply segment of $3.9 million, higher expenses related primarily to on-going upgrades to our information technology systems (including certain expenses associated with the Sally Beauty Supply point-of-sale system conversion and the international ERP system implementation) of approximately $2.6 million, and higher share-based compensation expense of $2.3 million, as described below. For the fiscal year ended September 30, 2012, selling, general and administrative expenses reflect a $10.2 million charge resulting from a loss contingency settled in November 2012 without a comparable amount in the current fiscal year. Selling, general and administrative expenses, as a percentage of net sales, decreased to 33.2% for the fiscal year ended September 30, 2013 compared to 33.5% for the fiscal year ended September 30, 2012. This decrease was due to a lower growth rate in selling, general and administrative expenses compared to the growth rate in net sales described above, principally the result of our current efforts to further control expenses in light of the softer sales growth experienced in our Sally Beauty Supply segment in the fiscal year ended September 30, 2013, partially offset by the expense increases mentioned earlier in this paragraph.

Depreciation and Amortization

Consolidated depreciation and amortization was $72.2 million for the fiscal year ended September 30, 2013, compared to $64.7 million for the fiscal year ended September 30, 2012. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures (mainly in connection with store openings in both operating segments and ongoing information technology upgrades in the Sally Beauty Supply segment) made in the preceding 12 months and, to a lesser extent, with businesses acquired in that period, partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Fiscal Year Ended September 30,
	2013	2012	Increase
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$437,018	$429,520	$7,498	1.7%
BSG	200,492	182,699	17,793	9.7%

Segment operating profit	637,510	612,219	25,291	4.1%
Unallocated expenses	(97,947)	(96,012)	1,935	2.0%
Share-based compensation expense	(19,201)	(16,852)	2,349	13.9%

Operating earnings	$520,362	$499,355	$21,007	4.2%

Consolidated operating earnings increased by $21.0 million, or 4.2%, to $520.4 million for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, partially offset by higher unallocated expenses and share-based compensation expense, as more fully discussed below. Operating earnings, as a percentage of net sales, increased to 14.4% for the fiscal year ended September 30, 2013, compared to 14.2% for the fiscal year ended September 30, 2012. This increase reflects the increase in consolidated gross profit margin described above, as well as a reduction in consolidated operating expenses as a percentage of consolidated net sales.

Sally Beauty Supply.    Sally Beauty Supply's segment operating earnings increased by $7.5 million, or 1.7%, to $437.0 million for the fiscal year ended September 30, 2013, compared to the fiscal year ended

September 30, 2012. The increase in Sally Beauty Supply's segment operating earnings was primarily a result of increased sales volume and improved gross profit margin. This increase was partially offset by the incremental costs related to approximately 119 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the fiscal year ended September 30, 2013, as well as higher advertising costs of $3.9 million and incremental depreciation expense (approximately $6.3 million) associated with capital expenditures (mainly in connection with store openings and with ongoing information technology upgrades) made in the preceding 12 months. For the fiscal year ended September 30, 2012, Sally Beauty Supply's operating profit reflects a $10.2 million charge resulting from a loss contingency settled in November 2012 without a comparable expense in the current fiscal year. Segment operating earnings, as a percentage of net sales, increased to 19.6% for the fiscal year ended September 30, 2013, compared to 19.5% for the fiscal year ended September 30, 2012. This increase reflects the increase in the segment's gross profit margin described above, partially offset by an increase in the segment's operating expenses as a percentage of the segment's net sales. The increase in the segment's operating expenses as a percentage of the segment's net sales, was principally as a result of softer segment sales growth as discussed above.

Beauty Systems Group.    BSG's segment operating earnings increased by $17.8 million, or 9.7%, to $200.5 million for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, primarily as a result of increased sales volume and improved gross profit margin. Segment operating earnings, as a percentage of net sales, increased to 14.4% for the fiscal year ended September 30, 2013, compared to 13.8% for the fiscal year ended September 30, 2012. This increase reflects the increase in the segment's gross profit margin described above, as well as a reduction in the segment's operating expenses as a percentage of the segment's net sales.

Unallocated expenses.    Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $1.9 million, or 2.0%, to $97.9 million for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012. This increase was primarily due to corporate expenses, including depreciation and other expenses related to on-going upgrades to our information technology systems ($4.8 million) and to certain new business development activities, partially offset by lower employee compensation-related expenses of approximately $3.6 million.

Share-based Compensation Expense.    Total compensation costs charged against income for share-based compensation arrangements increased by $2.3 million, to $19.2 million for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012. This increase was due to the incremental expenses related to, as well as the higher fair value at the grant date of, share-based awards during the fiscal year ended September 30, 2013, compared to share-based awards during the fiscal year ended September 30, 2012, partially offset by the impact of share-based awards that became fully vested during the fiscal year ended September 30, 2013.

Interest Expense

Interest expense decreased by $30.7 million, to $107.7 million for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012. Interest expense is net of interest income of $0.2 million for each of the fiscal years ended September 30, 2013 and 2012. The decrease in interest expense was primarily attributable to losses on extinguishment of debt in the aggregate amount of $37.8 million in connection with our redemption of outstanding notes and our repayment in full of the borrowings under the senior term loan B in the fiscal year ended September 30, 2012. This amount includes a call premium of approximately $24.4 million and unamortized deferred financing costs of approximately $13.4 million expensed in connection with such redemption and loan repayment. This decrease was partially offset by the effect of higher principal balances on our debt outstanding during the fiscal year ended September 30, 2013 (including the senior notes due 2019 and senior notes due 2022), compared to our debt outstanding during the fiscal year ended September 30, 2012. Please see Note 14 of the Notes to Consolidated Financial Statements in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report for additional information about the Company's interest rate swaps and "Liquidity and Capital Resources" below for additional information about our credit facilities.

Provision for Income Taxes

The provision for income taxes was $151.5 million and $127.9 million and the annual effective tax rate was 36.7% and 35.4% for the fiscal years ended September 30, 2013 and 2012, respectively. The lower fiscal year 2012 annual effective tax rate, compared to our average historical effective tax rate of approximately 37.0%, was primarily due to tax benefits (approximately $10.3 million) resulting from a limited restructuring, for U.S. income tax purposes, completed in the fiscal year 2012.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $28.1 million, or 12.1%, to $261.2 million for the fiscal year ended September 30, 2013, compared to $233.1 million for the fiscal year ended September 30, 2012. Net earnings, as a percentage of net sales, were 7.2% for the fiscal year ended September 30, 2013, compared to 6.6% for the fiscal year ended September 30, 2012.

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

Net Sales

Consolidated net sales increased by $254.5 million, or 7.8%, for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from 187 company-operated stores opened or acquired during the last twelve months. Company-operated Sally Beauty Supply and BSG stores that have been open for at least 14 months contributed an increase of approximately $286.4 million, or 8.8%, and sales through our BSG distributor sales consultants contributed an increase of approximately $41.3 million, or 1.3%. In addition, our Sally Beauty Supply non-store sales channels contributed an increase of approximately $10.3 million, or 0.3%. For the fiscal year ended September 30, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $83.1 million, or 2.5%, less to the annual sales increase than for the fiscal year ended September 30, 2011. Other sales channels (including sales through our BSG franchise-based businesses and from stores that have been open for less than 14 months), in the aggregate, experienced a minor decline in sales compared to the fiscal year ended September 30, 2011. Consolidated net sales for the fiscal year ended September 30, 2012, are inclusive of an approximately $26.3 million negative impact from changes in foreign currency exchange rates.

Sally Beauty Supply.    Net sales for Sally Beauty Supply increased by $186.1 million, or 9.2%, for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from 151 company-operated stores opened or acquired during the last twelve months. In the Sally Beauty Supply segment, company-operated stores that have been open for at least 14 months contributed an increase of approximately $160.5 million, or 8.0%, and our non-store sales channels (which, after December 2010, include the catalog and internet sales of our Sinelco Group subsidiaries) contributed an increase of approximately $10.3 million, or 0.5%. For the fiscal year ended September 30, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $16.0 million, or 0.8%, more to the annual sales increase than for the fiscal year ended September 30, 2011. Other sales channels (including sales from stores that have been open for less than 14 months) experienced a minor decline in sales compared to the fiscal year ended September 30, 2011. Net sales for Sally Beauty Supply for the fiscal year ended September 30, 2012, are inclusive of an approximately $22.6 million negative impact from changes in foreign currency exchange rates, including the impact of a weaker Euro in 2012.

Beauty Systems Group.    Net sales for BSG increased by $68.5 million, or 5.4%, for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from 36 company-operated stores opened or acquired during the last twelve months. Company-operated stores that have been open for at least 14 months contributed an increase of approximately $125.9 million, or 10.0%, and sales through our distributor sales consultants contributed an increase of approximately $41.3 million, or 3.3%. For the fiscal year ended September 30, 2012, incremental sales from businesses acquired in the preceding 12 months contributed approximately $99.1 million, or 7.9%, less to the annual sales increase than for to the fiscal year ended September 30, 2011. Other sales channels (including sales through our Armstrong McCall franchise-based business and sales from stores that have been open for less than 14 months), in the aggregate, experienced a minor increase in sales compared to the fiscal year ended September 30, 2011. Net sales for BSG for the fiscal year ended September 30, 2012, are inclusive of an approximately $3.7 million negative impact from changes in foreign currency exchange rates.

Gross Profit

Consolidated gross profit increased by $148.7 million, or 9.3%, for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011, principally due to higher sales volume and improved gross profit margins in both business segments as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, increased to 49.5% for the fiscal year ended September 30, 2012, compared to 48.8% for the fiscal year ended September 30, 2011.

Sally Beauty Supply.    Sally Beauty Supply's gross profit increased by $111.6 million, or 10.3%, for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011, principally as a result of higher sales volume and improved gross profit margins. Sally Beauty Supply's gross profit as a percentage of net sales increased to 54.6% for the fiscal year ended September 30, 2012, compared to 54.0% for the fiscal year ended September 30, 2011. This increase was the result of a shift in product and customer mix (including a year-over-year increase in sales of exclusive-label and other higher-margin products) and continued benefits from low-cost sourcing initiatives, partially offset by an increase in distribution expenses in the fiscal year 2012, particularly in some of the segment's international operations. This increase also reflects a $10.3 million negative impact from changes in foreign currency exchange rates, including the impact of a weaker Euro in 2012.

Beauty Systems Group.    BSG's gross profit increased by $37.0 million, or 7.3%, for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011, principally as a result of higher sales volume and improved gross profit margins. BSG's gross profit as a percentage of net sales increased to 41.0% for the fiscal year ended September 30, 2012, compared to 40.3% for the fiscal year ended September 30, 2011. This increase was principally the result of a favorable change in the sales mix across the business, product cost reduction initiatives and synergies from businesses acquired during the last 24 months.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $92.8 million, or 8.5%, to $1,179.2 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011. This increase was primarily attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (approximately 187 company-operated stores were added since the fiscal year 2011, a 4.5% increase), as well as higher advertising expenses in the Sally Beauty Supply segment of $7.3 million. In addition, for the fiscal year 2012, selling, general and administrative expenses reflect a $10.2 million charge resulting from a loss contingency. For the fiscal year ended September 30, 2011, selling, general and administrative expenses reflect certain non-recurring charges ($5.7 million), including costs related to the closure of a BSG warehouse, and a credit resulting from a litigation settlement ($27.0 million). Selling, general and administrative expenses, as a percentage of net sales, was 33.5% for the fiscal year ended September 30, 2012, compared to 33.2% for the fiscal year ended September 30, 2011 primarily due to the charge from the loss contingency in 2012 and the credit from the litigation settlement in the fiscal year 2011, partially offset by a lower growth rate in selling, general and administrative expenses (excluding the impact of the loss contingency in 2012 and the litigation settlement in 2011 mentioned above) compared to the growth rate in net sales described above.

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

Consolidated operating earnings increased by $50.9 million, or 11.3%, to $499.4 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011. The increase in consolidated operating earnings was due primarily to an increase in the operating profits of both segments, partially offset by higher unallocated corporate expenses and share-based compensation expense, as more fully discussed below. In addition, for the fiscal year ended September 30, 2012, consolidated operating earnings reflect a $10.2 million charge resulting from a loss contingency. For the fiscal year ended September 30, 2011, consolidated operating earnings reflect a net favorable impact of $21.3 million, including a credit resulting from a litigation settlement ($27.0 million) and certain non-recurring charges ($5.7 million), including costs related to the closure of a BSG warehouse. The credit resulting from the litigation settlement ($27.0 million) is reflected in the BSG segment's results and in unallocated expenses in the amount of $24.7 million and $2.3 million, respectively. Operating earnings, as a percentage of net sales, increased to 14.2% for the fiscal year ended September 30, 2012, compared to 13.7% for the fiscal year ended September 30, 2011. This increase reflects the increase in consolidated gross profit margin described above, as well as a reduction in consolidated operating expenses (excluding the impact of the loss contingency in 2012 and the benefit from the litigation settlement in 2011 mentioned above) as a percentage of consolidated gross profit. This increase was partially offset by the credit from the litigation settlement in the fiscal year 2011, without a comparable benefit in the fiscal year 2012.

Sally Beauty Supply.    Sally Beauty Supply's segment operating earnings increased by $48.6 million, or 12.7%, to $429.5 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011. The increase in Sally Beauty Supply's operating earnings was primarily a result of increased sales volume and improved gross profit margins, partially offset by higher advertising costs of approximately $7.3 million, higher freight and distribution expenses of $4.0 million and the incremental costs related to approximately 151 net additional company-operated stores (stores opened or acquired during the past 12 months) operating during the fiscal year ended September 30, 2012. In addition, for the fiscal year ended September 30, 2012, Sally Beauty Supply's operating profit reflects a $10.2 million charge resulting from a loss contingency. Segment operating earnings, as a percentage of net sales, increased to 19.5% for the fiscal year ended September 30, 2012, compared to 18.9% for the fiscal year ended September 30, 2011. This increase reflects the increase in the segment's gross profit margin described above, as well as a reduction in the segment's operating expenses (excluding the charge resulting from the loss contingency) as a percentage of the segment's gross profit.

Beauty Systems Group.    BSG's segment operating earnings increased by $18.0 million, or 11.0%, to $182.7 million for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011. The increase in BSG's operating earnings was primarily a result of increased sales volume and improved gross profit margins, partially offset by the incremental costs related to approximately 36 net additional company-operated stores (stores opened or acquired during the past 12 months) operating during the fiscal year ended September 30, 2012. In addition, for the fiscal year ended September 30, 2011, BSG's operating earnings reflect a credit resulting from a litigation settlement ($24.7 million), partially offset by certain non-recurring charges ($5.7 million) that include costs related to the closure of a warehouse. Segment operating earnings, as a percentage of net sales, increased to 13.8% for the fiscal year ended September 30, 2012, compared to 13.1% for the fiscal year ended September 30, 2011. This increase reflects the increase in the segment's gross profit margin described above, as well as a reduction in the segment's operating expenses (excluding the impact of the credit from the litigation settlement in 2011) as a percentage of the segment's gross profit. This increase was partially offset by the credit from the litigation settlement in the fiscal year 2011, without a comparable benefit in the fiscal year 2012.

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

This increase was partially offset by the impact of lower expense associated with our new senior notes compared to the expense associated with the senior notes and senior subordinated notes redeemed in December 2011, as well as a lower average outstanding principal balance on our senior term loan B facility until such facility was repaid in May 2012, compared to the average outstanding principal balance in such facility during the fiscal year ended September 30, 2011 (please see Note 14 of the Notes to Consolidated Financial Statements in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report for additional information about the Company's interest rate swaps and "Liquidity and Capital Resources" below for additional information about our credit facilities).

Provision for Income Taxes

Provision for income taxes was $127.9 million and $122.2 million and the annual effective tax rate was 35.4% and 36.4% for the fiscal years ended September 30, 2012 and 2011, respectively. The lower fiscal year 2012 annual effective tax rate, compared to our average historical effective tax rate of approximately 37.0%, was primarily due to tax benefits (approximately $10.3 million) resulting from a limited restructuring, for U.S. income tax purposes, completed in the fiscal year 2012. The lower fiscal year 2011 annual effective tax rate, compared to our average historical effective tax rate, was primarily due to tax benefits resulting from certain intercompany transactions that resulted in the release of valuation allowances during the fiscal year 2011.

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

Financial Condition

September 30, 2013 Compared to September 30, 2012

Working capital (current assets less current liabilities) decreased by $213.4 million to $473.2 million at September 30, 2013, compared to $686.5 million at September 30, 2012. The ratio of current assets to current liabilities was 1.87 to 1.00 at September 30, 2013, compared to 2.44 to 1.00 at September 30, 2012. The decrease in working capital reflects a decrease in current assets of $148.1 million and an increase in current liabilities of $65.3 million. The decrease in current assets as of September 30, 2013, includes a decrease of $193.1 million in cash and cash equivalents primarily due to cash used to repurchase shares of our common stock under the Company's share repurchase programs (please see "Liquidity and Capital Resources, Historical Cash Flows" below) and a decrease in income taxes receivable of $18.8 million, partially offset by an increase of $73.0 million in inventory as discussed below. The increase in current liabilities includes an increase in current maturities of long-term debt of $76.1 million and an increase of $11.2 million in accounts payable, partially offset by a decrease of $15.5 million in accrued liabilities and a decrease of $6.6 million in income taxes payable, as discussed below.

Cash and cash equivalents decreased by $193.1 million to $47.1 million at September 30, 2013, compared to $240.2 million at September 30, 2012 primarily due to cash used to repurchase shares of our common stock under the Company's share repurchase programs and by cash used by investing activities; partially offset by cash provided by operating activities during the fiscal year ended September 30, 2013 (please see "Liquidity and Capital Resources" below) and by borrowings under the ABL facility. Income taxes receivable decreased by $18.8 million to $4.9 million at September 30, 2013, compared to $23.7 million at September 30, 2012 due to the Company's application of certain income taxes receivable amounts against its current income tax liability, consistent with applicable tax laws. Inventory increased by $73.0 million to $808.3 million at September 30, 2013, compared to $735.4 million at September 30, 2012 primarily due to the effect of stores opened or acquired and product lines added in the preceding twelve months, and the effect of foreign currency translation adjustments.

Accounts payable increased by $11.2 million to $273.5 million at September 30, 2013, compared to $262.2 million at September 30, 2012 primarily due to the timing of payments to suppliers mainly in connection with recent purchases of merchandise inventory and capital expenditures. Accrued liabilities decreased by $15.5 million to $184.8 million at September 30, 2013, compared to $200.3 million at September 30, 2012, primarily due to lower accrued compensation-related expenses of $9.1 million and to the November 2012 settlement of a loss contingency obligation of $10.2 million recorded in the fourth quarter of the fiscal year 2012. Income taxes payable decreased by $6.6 million to $6.4 million at

September 30, 2013, compared to $13.0 million at September 30, 2012, primarily due to the realization of certain income taxes receivable of $18.8 million, as discussed in the preceding paragraph, partially offset by the incremental income tax liability related to earnings generated in the fiscal year ended September 30, 2013.

Net property and equipment increased by $26.9 million to $229.5 million at September 30, 2013, compared to $202.7 million at September 30, 2012, primarily due to capital expenditures of $84.9 million and the property and equipment of businesses acquired, partially offset by the fiscal year 2013 depreciation expense of $59.4 million and the effect of foreign currency translation adjustments.

Goodwill increased by $5.9 million to $538.3 million at September 30, 2013, compared to $532.3 million at September 30, 2012, primarily due to goodwill recorded in connection with businesses acquired during the fiscal year 2013, including the May 2013 acquisition of certain assets and business operations of Essential Salon.

Intangible assets, excluding goodwill, increased by $1.7 million to $130.1 million at September 30, 2013, compared to $128.4 million at September 30, 2012, primarily due to intangible assets recorded in connection with businesses acquired during the fiscal year 2013, including the May 2013 acquisition of certain assets and business operations of Essential Salon, partially offset by amortization expense of $12.8 million recognized in the fiscal year 2013.

Long-term debt, including current portion, increased by $73.5 million to $1,690.7 million at September 30, 2013, compared to $1,617.2 million at September 30, 2012. This increase was primarily due to borrowings under the ABL facility of $76.0 million, which were used primarily to fund recent share repurchases and for general working capital purposes. Please see "Liquidity and Capital Resources" below.

Deferred income tax liabilities, net, increased by $10.0 million to $73.9 million at September 30, 2013, compared to $63.9 million at September 30, 2012 primarily due to the timing of differences between depreciation and amortization included for tax purposes versus depreciation and amortization included in our consolidated statements of earnings.

Total stockholders' deficit increased by $188.4 million to $303.5 million at September 30, 2013 compared to $115.1 million at September 30, 2012. This increase was primarily as a result of a decrease in additional paid-in capital of $449.0 million and an increase in treasury stock of $1.2 million, as described below, partially offset by net earnings of $261.2 million and a decrease in accumulated other comprehensive loss, net of tax, consisting of foreign currency translation adjustments of $0.8 million. The $449.0 million decrease in additional paid-in capital reflects our repurchase and subsequent retirement of 18.8 million shares of our common stock for approximately $508.3 million, partially offset by share-based compensation expense and the impact of exercises of stock options, in the aggregate, of $59.3 million. In addition, in the fiscal year ended September 30, 2013, we purchased 46,700 shares of our common stock for approximately $1.2 million, which are included in treasury stock in our consolidated balance sheets. Please see "Liquidity and Capital Resources" below.

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

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures and share repurchases. As a holding company, we depend on our subsidiaries, including Sally

Holdings LLC (which we refer to as "Sally Holdings"), to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with relevant laws, and covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings' ability to pay dividends to us. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. Please see "Risk Factors—Risks Relating to Our Business," and "—Risks Relating to Our Substantial Indebtedness."

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

At September 30, 2013, cash and cash equivalents were $47.1 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, share repurchases and potential acquisitions and to finance anticipated capital expenditures over the next twelve months.

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

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. The funds drawn on an individual occasion during the fiscal year ended September 30, 2013 have varied in amounts up to $35.5 million, total amounts outstanding have ranged from zero up to $110.0 million and the average daily balance outstanding was $32.8 million. During the fiscal year ended September 30, 2013, the weighted average interest rate on our borrowings under the ABL facility was 2.9%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of September 30, 2013, borrowings outstanding under the ABL facility were $76.0 million (which were subsequently repaid) and Sally Holdings had $382.3 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. The agreements and instruments governing the debt of Sally Holdings and its subsidiaries contain material limitations on their ability to pay dividends and other restricted payments to us which, in turn, constitute material limitations on our ability to pay dividends and other payments to our stockholders. Please see "Long-Term Debt Covenant" below.

During the fiscal year 2013, we completed several acquisitions at an aggregate cost of $22.5 million, including the May 2013 acquisition of certain assets and business operations of Essential Salon, a professional-only distributor of beauty products operating in the northeastern region of the U.S., for approximately $15.7 million, subject to certain adjustments. We funded these acquisitions with cash from operations and borrowings under the ABL facility.

Share Repurchase Programs

In August 2012, we announced that our Board of Directors approved the 2012 Share Repurchase Program. In addition, on March 5, 2013, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $700.0 million of our common stock over the next eight quarters (the "2013 Share Repurchase Program"). In connection with the authorization of the 2013 Share Repurchase Program, the 2012 Share Repurchase Program was terminated.

Prior to termination of the 2012 Share Repurchase Program, the Company had repurchased and retired approximately 10.4 million shares at a cost of $266.4 million under the 2012 Share Repurchase Program. In addition, during the period from March 5, 2013 through September 30, 2013, the Company repurchased and retired approximately 8.5 million shares at a cost of $243.3 million under the 2013 Share Repurchase Program. As such, during the fiscal year 2013, we repurchased an aggregate of 18.9 million shares at a cost of $509.7 million under the 2012 Share Repurchase Program and the 2013 Share Repurchase Program. We funded these share repurchases with the cash proceeds from our September 2012 debt issuance, cash from operations and borrowings under the ABL facility.

The 2013 Share Repurchase Program expires on or about March 5, 2015. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations, funds available under the ABL facility and the cash proceeds from our $200.0 million debt issuance in October 2013.

In May 2012, we entered into an agreement pursuant to which we repurchased (and subsequently retired) 7.6 million shares of our common stock from the CDR Investors, in a private transaction, at $26.485 per share. We funded this $200.0 million share repurchase primarily with borrowings in the amount of $160.0 million under our ABL facility and with cash from operations.

Historical Cash Flows

For the fiscal years 2013, 2012 and 2011, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash during the past three years were for acquisitions, capital expenditures, repayments of long-term debt and share repurchases.

The following table shows our sources and uses of funds for the fiscal years ended September 30, 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended September 30,
	2013	2012	Change	2012	2011	Change
Net cash provided by operating activities	$310,454	$297,582	$12,872	$297,582	$291,841	$5,741
Net cash used by investing activities	(106,977)	(112,513)	5,536	(112,513)	(146,735)	34,222
Net cash used by financing activities	(396,775)	(8,682)	(388,093)	(8,682)	(140,049)	131,367
Effect of foreign currency exchange rate changes on cash and cash equivalents	193	352	(159)	352	(1,070)	1,422

Net (decrease) increase in cash and cash equivalents	$(193,105)	$176,739	$(369,844)	$176,739	$3,987	$172,752

   Net Cash Provided by Operating Activities

Net cash provided by operating activities during the fiscal year ended September 30, 2013 increased by $12.9 million to $310.5 million compared to $297.6 million during the fiscal year ended September 30, 2012. The increase was primarily due to an improvement of approximately $21.0 million in operating earnings, compared to the fiscal year ended September 30, 2012.

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

   Net Cash Used by Investing Activities

Net cash used by investing activities during the fiscal year ended September 30, 2013 decreased by $5.5 million to $107.0 million compared to $112.5 million during the fiscal year ended September 30, 2012. This change was primarily due to a decrease of $21.3 million in cash used for acquisitions, net of cash acquired, partially offset by an increase of $15.8 million in capital expenditures, primarily related to store openings, the opening of a distribution facility in the Sally Beauty Supply segment and ongoing information technology upgrades.

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

   Net Cash Used by Financing Activities

Net cash used by financing activities increased by $388.1 million to $396.8 million during the fiscal year ended September 30, 2013, compared to $8.7 million during the fiscal year ended September 30, 2012. This increase was primarily due to an increase in cash used to repurchase shares of our common stock of $309.7 million, as well as a decrease in net borrowing under our credit facilities of $106.2 million, partially offset by a decrease in debt issuance costs paid of $29.3 million. During the fiscal year ended September 30, 2013, we repurchased approximately 18.9 million shares of our common stock (under the 2012 Share Repurchase Program and the 2013 Share Repurchase Program) at a cost of $509.7 million. During the fiscal year ended September 30, 2012, we repurchased approximately 7.6 million shares of our common stock from the CD&R Investors at a cost of $200.0 million.

Net cash used by financing activities during the fiscal year ended September 30, 2012 decreased by $131.4 million to $8.7 million compared to $140.0 million during the fiscal year ended September 30, 2011. This change was primarily due to net proceeds of $750.0 million from the issuance of our senior notes due 2019 and $859.3 million from the issuance of our senior notes due 2022 (please see "Long-Term Debt" below), and by increases in proceeds from exercises of stock options awarded under our share-based compensation plans of $17.1 million and in excess tax benefits from share-based compensation of $10.7 million. These amounts were partially offset by: (a) cash used to redeem our 9.25% senior notes due 2014 and our 10.50% senior subordinated notes due 2016 in the aggregate amount of $729.4 million (including a call premium paid to redeem such notes of $24.4 million), (b) incremental optional repayments of our senior term loan B facility (including the May 2012 repayment in full of such loan facility) in the aggregate amount of $549.9 million, (c) cash used for our May 2012 repurchase of approximately 7.6 million shares of our common stock from the CDR Investors for $200.0 million, and

(d) an increase in debt issuance costs paid of $25.9 million during the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011.

Long-Term Debt

   Outstanding Long-Term Debt

In November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings) incurred $1,850.0 million of indebtedness in connection with the Company's separation from its former parent, Alberto-Culver.

In the fiscal year ended September 30, 2011, Sally Holdings entered into a new $400 million, five-year asset-based senior secured loan facility (the "ABL facility") and terminated its prior $400 million ABL credit facility. The availability of funds under the ABL facility, as amended on June 8, 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations.

On July 26, 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL Facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 26, 2018 and improved certain other covenant terms. At September 30, 2013, the Company had $382.3 million available for borrowing under the ABL facility, including the Canadian sub-facility. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

In the fiscal year ended September 30, 2012, the Company issued $750.0 million aggregate principal amount of its 6.875% Senior Notes due 2019 (the "senior notes due 2019") and $850.0 million aggregate principal amount of its 5.75% Senior Notes due 2022 (the "senior notes due 2022"), including notes in the aggregate principal amount of $150.0 million which were issued at par plus a premium. Such premium is being amortized over the term of the notes using the effective interest method. The net proceeds from such debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million and for general corporate purposes.

In connection with the issuances of the senior notes due 2022, during the fiscal year ended September 30, 2012 the Company incurred and capitalized financing costs of approximately $16.0 million. This amount is included in other assets on our consolidated balance sheets and is being amortized over the term of the senior notes due 2022 using the effective interest method.

On October 24, 2013, Sally Holdings and Sally Capital Inc. (collectively, the "Issuers"), both indirect wholly-owned subsidiaries of the Company, the Company and certain domestic subsidiaries of the Company entered into an underwriting agreement pursuant to which the Issuers sold $200.0 million aggregate principal amount of the Issuers' 5.5% Senior Notes due 2023 (the "senior notes due 2023"). The senior notes due 2023 bear interest at an annual rate of 5.5%, were issued at par, are registered securities pursuant to a registration statement filed with the SEC in May 2012, and are guaranteed by the Company and certain domestic subsidiaries of the Company. Interest on the senior notes due 2023 is payable semi-annually. The Company used the net proceeds from this debt issuance, approximately $196.3 million, to repay borrowings outstanding under the ABL facility of $88.5 million and intends to use the remaining amount for general corporate purposes.

Details of long-term debt (excluding capitalized leases) as of September 30, 2013 are as follows (dollars in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility(a)	$76,000	July 2018	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(a) plus (1.50% to 1.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022(b)	858,381	June 2022	5.750%(b)
Other(c)	1,310	2014-2015	4.93% to 5.79%

Total	$1,685,691

(a)
At September 30, 2013, borrowings outstanding under the ABL facility bear interest at the weighted average rate of 2.0%. When used in this Annual Report, LIBOR means the London Interbank Offered Rate.

(b)
Includes unamortized premium of $8.4 million related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

(c)
Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA.

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

Borrowings under the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries, those of our Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and a pledge of certain intercompany notes. The senior notes due 2019 and the senior notes due 2022 (together, the "senior notes due 2019-2022") are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019-2022 is payable semi-annually.

The ABL facility and the indentures governing the senior notes due 2019-2022 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2013, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company's Secured Leverage Ratio exceeds 4.0 to 1.0. At September 30, 2013, the Company's Secured Leverage Ratio was approximately 0.2 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility).

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium.

The indentures governing the senior notes due 2019-2022 contain terms which restrict the ability of Sally Beauty's subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 ("Incurrence Test"). At September 30, 2013, the Company's Consolidated Coverage Ratio was approximately 6.0 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019-2022 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a "Restricted Payment" or "Restricted Payments") to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings' and its subsidiaries' cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At September 30, 2013, the Company's Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of September 30, 2013, the Consolidated Fixed Charge Coverage Ratio was approximately 3.9 to 1.0.

When used in this Annual Report, the phrase "Consolidated EBITDA" is intended to have the meaning ascribed to such phrase in the ABL facility or the indentures governing the senior notes due 2019-2022, as appropriate. EBITDA is not a recognized measurement under accounting principles generally accepted in the United States of America ("GAAP") and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

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

Capital Requirements

During the fiscal year ended September 30, 2013, we had total capital expenditures of approximately $84.9 million which were primarily to fund the addition of new stores and remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as corporate projects. For the fiscal year 2014, we anticipate capital expenditures in the range of approximately $85.0 million to $90.0 million, excluding acquisitions. Capital expenditures will be primarily to fund the addition of new stores and remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as corporate projects.

Contractual Obligations

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2013 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest obligations(a)	$180,736	$202,646	$202,386	$1,837,871	$2,423,639
Obligations under operating leases(b)	156,415	237,360	122,298	68,405	584,478
Purchase obligations(c)	15,245	20,560	19,000	37,208	92,013
Other long-term obligations(d)(e)	9,374	10,905	5,180	8,201	33,660

Total	$361,770	$471,471	$348,864	$1,951,685	$3,133,790

(a)
Long-term debt includes capital leases and future interest payments on debt facilities, based upon outstanding principal amounts and interest rates as of September 30, 2013.

(b)
In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets. The amounts reported for operating leases do not include common area maintenance (CAM), property taxes or other executory costs. Please see Note 12 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report for additional information about the Company's operating leases. The amounts reported above, do not include obligations of the Company's franchisees under operating leases of approximately $0.8 million for which the Company is contingently liable in the event of payment default by the franchisee.

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

(d)
Other long-term obligations, including current portion, principally represent obligations under insurance and self-insurance programs, certain liabilities related to uncertain income tax benefits and commitments under various acquisition-related agreements including non-compete, consulting and severance agreements and deferred compensation arrangements. These obligations are included in accrued liabilities and other liabilities in the accompanying consolidated balance sheets.

(e)
The table above does not include $4.8 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

The table above excludes amounts included in current liabilities (other than the current portion of long-term debt and current portion of other liabilities) as these items will be paid within one year.

Our assumptions with respect to the interest rates applicable to borrowings under the ABL facility are subject to changes that may be material. Interest obligations under the ABL facility are based on variable interest rates. We have made no attempt to project those rates for purposes of the table above. In addition, other future events could cause actual payments to differ materially from these amounts.

The majority of our operating leases are for Sally Beauty Supply and BSG stores, which typically are located in strip shopping centers. The use of operating leases allows us to expand our business to new locations without making significant up-front cash outlays for the purchase of land and buildings.

Off-Balance Sheet Financing Arrangements

At September 30, 2013 and 2012, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $23.9 million and $22.2 million, respectively.

Inflation

We believe inflation has not had a material effect on our results of operations during each of the last three fiscal years.

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

Valuation of Inventory

Inventory is stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or market (net realizable value). When necessary, the Company adjusts the carrying value of inventory to the lower of cost or market, including disposal costs, and for estimated inventory shrinkage. Estimates of the future demand for the Company's products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in stock keeping units ("SKUs") are some of the key factors used by management in assessing the net realizable value of inventory. We estimate inventory shrinkage between physical counts based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of products sold and distribution expenses. Inventory shrinkage expense averaged approximately 1.0% of consolidated net sales in fiscal years 2013, 2012 and 2011. A 10% increase or decrease in our estimate of inventory shrinkage at September 30, 2013, would impact net earnings by approximately $1.4 million, net of income tax.

Vendor Rebates and Concessions

The Company deems a cash consideration received from a supplier to be a reduction of the cost of products sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendor's products. The majority of cash consideration received by the Company is considered to be a reduction of the cost of the related products and is reflected in cost of products sold and distribution expenses in our consolidated statements of earnings as the related products are sold. Any portion of such cash consideration received that is attributable to inventory on hand is reflected as a reduction of inventory. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the consolidated statements of earnings. We record cash consideration expected to be received from vendors in other receivables at the amount we believe will be collected. These receivables could be significantly affected if the actual amounts subsequently collected differ from management's expectations. A 10% increase or decrease in these receivables at September 30, 2013, would impact net earnings by approximately $2.1 million, net of income tax.

Retention of Risk

   Employee Health Insurance Liability

We maintain a largely self-funded program for healthcare benefits for employees who meet certain eligibility requirements. We cover the majority of expenses associated with these benefits, other than payroll deductions and out-of pocket expenses paid by the employees. Payments for healthcare benefits below specified amounts (currently $350,000 per individual per year) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in claims incurred but not yet reported, and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2013 and 2012, we accrued an estimated liability relating to employee health insurance of $5.7 million and $5.6 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs of our employee healthcare benefits. Estimates of medical costs and trends in claims are some of the key factors used by our management in determining our employee health insurance liability. This liability could be significantly affected if actual results differ from management's expectations. A 10% increase or decrease in our employee health insurance liability at September 30, 2013 would impact net earnings by approximately $0.4 million, net of income tax.

   Workers' Compensation Liability, General Liability, and Automobile and Property Liability

We maintain a large deductible insurance plan for workers' compensation liability, general liability and automobile and property liability loss exposures. We base our estimates of the ultimate liability on an actuarial analysis performed by an independent third-party actuary. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2013 and 2012, our balance sheet included an estimated liability related to these deductible and retention limits of approximately $30.6 million and $28.2 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our workers' compensation, general liability, and automobile and property liability insurance coverage. Changes in estimates occur over time due to such factors as claims incidence and severity of injury or damages. Our liabilities could be significantly affected if actual results differ from management's expectations or actuarial analyses. A 10% increase or decrease in our workers' compensation liability, general liability, and automobile and property liability at September 30, 2013 would impact net earnings by approximately $1.9 million, net of income tax.

The change in the self-insurance liability was as follows (in thousands):

	Fiscal Year Ended September 30,
	2013	2012
Balance at beginning of period	$34,945	$34,088
Self-insurance expense	68,111	65,154
Self-insurance liability of businesses acquired	—	—
Payments, net of employee contributions	(65,790)	(64,297)

Balance at end of period	$37,266	$34,945

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

For the fiscal years ended September 30, 2013, 2012 and 2011, the effective income tax rates were 36.7%, 35.4% and 36.4%, respectively. The lower fiscal year 2012 annual effective tax rate, compared to our average historical effective tax rate of approximately 37.0%, was primarily due to tax benefits (approximately $10.3 million) resulting from a limited restructuring, for U.S. income tax purposes, completed in the fiscal year 2012.

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

Share-Based Payments

We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. For fiscal years 2013, 2012 and 2011, total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements was $19.2 million, $16.9 million and $15.6 million, respectively.

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical exercise trends. The expected volatility used for awards made during the fiscal year ended September 30, 2013, reflects the average volatility for the Company's common stock. For awards made prior to the fiscal year 2012, the expected volatility used was derived using the average volatility of both the Company and similar companies (based on industry sector) since it was not practicable to estimate the Company's expected volatility on a stand-alone basis due to a lack of sufficient trading history. The risk-free interest rate is based on the five-year zero-coupon U.S. Treasury issue at the date of the grant for the expected life of the stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record periodic stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use our historical forfeiture experience as a basis for this estimate. Actual forfeitures could differ from these estimates and could significantly affect the amount and timing of the recognition of stock option expense. We have based all these estimates on our assumptions as of September 30, 2013. Our estimates for future periods may be based on different assumptions and accordingly may differ.

We believe that our share-based compensation expense is based on reasonable estimates and assumptions. However, if actual results are not consistent with our estimate or assumptions, we may be exposed to changes in share-based compensation expense that could be material. A 10% change in our share-based compensation expense for the year ended September 30, 2013 would affect earnings by approximately $1.2 million, net of income tax.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of AOCI. This amendment requires an entity to present the changes in each component of AOCI for the periods presented, to separately report significant amounts reclassified from each component of AOCI and to disclose among other things the components, if any, of net income affected by such reclassifications. The disclosures about such reclassifications must be presented either parenthetically on the face of the financial statements or disclosed in the notes to the financial statements. As permitted, the Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350"). This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of an indefinite-lived intangible asset in connection with the impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. As permitted, the Company adopted the provisions of ASU No. 2012-02 effective January 1, 2013 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05 which amended ASC Topic 220, Comprehensive Income ("ASC 220"). This amendment, which must be applied retrospectively, allows an entity the option to present the components of net income, as well as total comprehensive income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate consecutive statements. This amendment also eliminates the option to present the components of other comprehensive income in the statement of stockholders' equity but does not change the items that must be reported. As permitted, the Company adopted the provisions of ASU No. 2011-05 effective January 1, 2013 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to several currencies of countries located in South America. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. For each of the fiscal years 2013, 2012 and 2011, approximately 19% of our consolidated net sales were made in currencies other than the U.S. dollar. Consolidated net sales for the fiscal year ended September 30, 2013, are inclusive of an approximately $1.3 million positive impact from changes in foreign currency exchange rates and other comprehensive income reflects $0.8 million in foreign currency translation adjustments. For the fiscal years 2013, 2012 and 2011, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure, would have impacted our consolidated net sales by approximately 1.9% in the fiscal year 2013, and would have impacted our consolidated net assets by approximately 2.7% at September 30, 2013.

The Company uses foreign exchange contracts including, at September 30, 2013, foreign currency options with an aggregate notional amount of $12.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries' purchases of merchandise from third-party suppliers. Sinelco's functional currency is the Euro. These foreign currency options enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.32, are with a single counterparty and expire ratably through September 2014.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2013, we held: (a) a foreign currency forward which enables us to sell approximately €13.9 million ($18.9 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of approximately 1.3526, (b) a foreign currency forward which enables us to sell approximately $5.5 million Canadian dollars ($5.3 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of 1.03115, (c) a foreign currency forward which enables us to buy approximately $8.0 million Canadian dollars ($7.8 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of 1.0329, (d) a foreign currency forward which enables us to sell approximately 8.6 million Mexican pesos ($0.7 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of 13.1806 and (e) a foreign currency forward which enables us to sell approximately £4.2 million ($6.8 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of approximately 1.6129. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the options discussed in the preceding paragraph) and expire on or before December 31, 2013.

In addition, the Company uses foreign exchange contracts including, at September 30, 2013, foreign currency forwards with an aggregate notional amount of €3.6 million ($4.9 million, at the September 30, 2013 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8425, are with a single counterparty (the same counterparty as that on the forwards discussed in the immediately preceding paragraph) and expire ratably through September 2014.

The Company's foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. As such, selling, general and administrative expenses include net losses of $2.8 million in the fiscal years ended September 30, 2013, and net gains of $2.0 million and $0.2 million in the fiscal years ended September 30, 2012 and 2011, respectively, in connection with all of the Company's foreign currency derivatives, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. Based on the $76.0 million of borrowings under our ABL facility outstanding at September 30, 2013, a change in the estimated interest rate up or down by 1/2% would increase or decrease earnings before income taxes by approximately $0.4 million. At September 30, 2013, the Company held no interest rate swaps or similar derivatives instruments.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2013.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see "Index to Financial Statements" which is located on page 85 of this Annual Report.

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

Conclusions regarding Disclosure Controls.    Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2013, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on this assessment, management has concluded that, as of September 30, 2013 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Report of Independent Registered Public Accounting Firm.    Please refer to KPMG's Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 85 of this Annual Report.

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

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2014 Annual Meeting of Stockholders under the headings "Proposal 1—Election of Directors," "Executive Officers of the Registrant," "Information Regarding Corporate Governance, the Board, and Its Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Report of the Audit Committee."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2014 Annual Meeting of Stockholders under the headings "Information on the Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2014 Annual Meeting of Stockholders under the heading "Ownership of Securities."

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of September 30, 2013, about our common stock that may be issued under all of our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders	11,054,875	$12.89	9,800,074
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	11,054,875	$12.89	9,800,074

(1)
Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan ("the 2010 Plan") and predecessor share-based compensation plans. We currently grant awards only under the 2010 Plan.

(2)
Represents shares that are available for issuance pursuant to restricted stock or other full value awards under the 2010 Plan, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2014 Annual Meeting of Stockholders under the headings "Information Regarding Corporate Governance, the Board, and Its Committees," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2014 Annual Meeting of Stockholders under the heading "Proposal 2—Ratification of Selection of Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a)   Financial Statements and Financial Statement Schedules

Please see "Index to Financial Statements" which is located on page 85 of this Annual Report.

(b)   Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 27, 2012, which is incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 27, 2012
3.2
Fourth Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated August 27, 2012, which is incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 27, 2012
4.1
Credit Agreement dated as of November 12, 2010 among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as domestic borrowers, Beauty Systems Group (Canada), Inc., as Canadian borrower, SBH Finance B.V., as foreign borrower, the guarantors from time to time party hereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, the other lenders party hereto, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Capital Finance, LLC, as syndication agent, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint book managers, which is incorporated herein by reference from Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q filed on February 3, 2011
4.2
Amendment No. 1 dated June 8, 2012, to that certain Credit Agreement dated as of November 12, 2010 among the Borrowers, the Guarantors, the Administrative Agent, the Collateral Agent, the Canadian Agent and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 14, 2012
4.3
Second Amendment to Credit Agreement dated July 26, 2013, to that certain Credit Agreement dated as of November 12, 2010 among the Borrowers, the Guarantors, the Lenders party thereto, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agent (as such terms are defined therein)*†
4.4
Amended and Restated Security Agreement by Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as the domestic borrowers and the other domestic borrowers and domestic guarantors party hereto from time to time and Bank of America, N.A. as collateral agent dated as of July 26, 2013*†
4.5
Amended and Restated General Security Agreement by Beauty Systems Group (Canada), Inc., as the Canadian borrower and Bank of America, N.A., (acting through its Canada branch), as Canadian agent dated as of July 26, 2013*†

4.6	Joinder to Loan Documents, dated as of December 20, 2011, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012†
4.7
Indenture, dated as of November 8, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 9, 2011
4.8
First Supplemental Indenture, dated as of December 20, 2011, among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC, Sally Holdings LLC, Sally Capital Inc., each existing Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012
4.9
Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc. and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 18, 2012
4.10
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

10.5	Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 3, 2007
10.6
Form of Stock Option Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.7
2007 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 27, 2007
10.8
2007 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.9
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
10.11
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
10.14
Form of Option Exercise Period Extension Agreement for Retired Executives, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2009
10.15
Amendment and Restated Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.16
2010 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on November 19, 2009

10.17	2010 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.18
2010 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.19
2010 Form of Stock Option Agreement for Employees pursuant to the Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.20
Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.21
2011 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K filed on November 18, 2010
10.22
2011 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K filed on November 18, 2010
10.23
2011 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K filed November 15, 2012
10.24	Form of Sally Beauty Holdings, Inc. 2012 Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K filed on November 16, 2011
10.25
Form of Option Exercise Period Extension and Restricted Stock Vesting Extension Agreement, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed February 2, 2012
10.26
Sally Beauty Holdings, Inc. Amended and Restated Independent Directors Compensation Policy, which is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 2, 2012
10.27
Amended and Restated Termination Agreement with Gary G. Winterhalter and the Company effective as of November 5, 2012, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 5, 2012
10.28
Amended and Restated Severance Agreement between Gary G. Winterhalter and the Company effective as of November 5, 2012, which is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 5, 2012

10.29	Form of Amended and Restated Severance Agreement between each of Mark L. Flaherty and John R. Golliher and the Company effective as of November 5, 2012, which is incorporated herein by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 5, 2012
10.30
Severance Agreement between Matthew Haltom and the Company effective as of November 5, 2012, which is incorporated herein by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 5, 2012
10.31	Severance Agreement between Tobin Anderson and the Company effective as of November 12, 2013*
10.32
2012 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.37 to the Company's Annual Report on Form 10-K filed November 15, 2012
10.33	Amended and Restated Sally Beauty Holdings, Inc. Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.38 to the Company's Annual Report on Form 10-K filed November 15, 2012
10.34
Amended and Restated Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.39 to the Company's Annual Report on Form 10-K filed November 15, 2012
21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*
23.1	Consent of KPMG*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*
32.1	Section 1350 Certification of Gary G. Winterhalter*
32.2	Section 1350 Certification of Mark J. Flaherty*
101
Pursuant to Rule 406T of Regulation S-T, the following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
*
Included herewith

†
Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2013.

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

Signature	Title	Date

/s/ GARY G. WINTERHALTER Gary G. Winterhalter	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2013
/s/ MARK J. FLAHERTY Mark J. Flaherty	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2013
/s/ JANNA S. MINTON Janna S. Minton	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	November 14, 2013
/s/ ROBERT R. MCMASTER Robert R. McMaster	Lead Independent Director	November 14, 2013
/s/ CHRISTIAN A. BRICKMAN Christian A. Brickman	Director	November 14, 2013
/s/ KATHERINE BUTTON BELL Katherine Button Bell	Director	November 14, 2013
/s/ MARSHALL E. EISENBERG Marshall E. Eisenberg	Director	November 14, 2013
/s/ JOHN R. GOLLIHER John R. Golliher	President of Beauty Systems Group and Director	November 14, 2013
/s/ JOHN A. MILLER John A. Miller	Director	November 14, 2013
/s/ MARTHA J. MILLER Martha J. Miller	Director	November 14, 2013
/s/ EDWARD W. RABIN Edward W. Rabin	Director	November 14, 2013

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements
Years ended September 30, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited Sally Beauty Holdings, Inc.'s (the Company) internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sally Beauty Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders' equity (deficit) for each of the years in the three-year period ended September 30, 2013, and our report dated November 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 13, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. (the Company) and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders' equity (deficit) for each of the years in the three-year period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sally Beauty Holdings, Inc and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 13, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 13, 2013

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2013 and 2012
(In thousands, except par value data)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$47,115	$240,220
Trade accounts receivable, net	57,049	59,496
Accounts receivable, other	39,196	42,260
Income taxes receivable	4,931	23,734
Inventory	808,313	735,356
Prepaid expenses	26,727	29,376
Deferred income tax assets, net	32,486	33,465

Total current assets	1,015,817	1,163,907
Property and equipment, net	229,540	202,661
Goodwill	538,278	532,331
Intangible assets, excluding goodwill, net	130,097	128,437
Other assets	36,354	38,464

Total assets	$1,950,086	$2,065,800

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$78,018	$1,908
Accounts payable	273,456	262,209
Accrued liabilities	184,762	200,267
Income taxes payable	6,417	13,004

Total current liabilities	542,653	477,388
Long-term debt	1,612,685	1,615,322
Other liabilities	24,286	24,232
Deferred income tax liabilities, net	73,941	63,943

Total liabilities	2,253,565	2,180,885
Stockholders' deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 164,762 and 180,548 shares issued and 164,425 and 180,241 shares outstanding at September 30, 2013 and 2012, respectively	1,644	1,802
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	91,022	540,007
Accumulated deficit	(385,090)	(646,241)
Treasury Stock, 47 shares, at cost	(1,237)	—
Accumulated other comprehensive loss, net of tax	(9,818)	(10,653)

Total stockholders' deficit	(303,479)	(115,085)

Total liabilities and stockholders' deficit	$1,950,086	$2,065,800

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Fiscal Years ended September 30, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	2011
Net sales	$3,622,216	$3,523,644	$3,269,131
Cost of products sold and distribution expenses	1,826,953	1,780,385	1,674,526

Gross profit	1,795,263	1,743,259	1,594,605
Selling, general and administrative expenses	1,202,709	1,179,206	1,086,414
Depreciation and amortization	72,192	64,698	59,722

Operating earnings	520,362	499,355	448,469
Interest expense	107,695	138,412	112,530

Earnings before provision for income taxes	412,667	360,943	335,939
Provision for income taxes	151,516	127,879	122,214

Net earnings	$261,151	$233,064	$213,725

Basic earnings per share	$1.52	$1.27	$1.17

Diluted earnings per share	$1.48	$1.24	$1.14

Weighted average shares:
Basic	171,682	183,420	183,020

Diluted	176,159	188,610	188,093

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Fiscal Years ended September 30, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Net earnings	$261,151	$233,064	$213,725
Other comprehensive income (loss):
Foreign currency translation adjustments	835	8,272	(7,952)
Deferred gain on interest rate swaps	—	6,450	9,080

Total other comprehensive income (loss), before tax	835	14,722	1,128
Income taxes related to other comprehensive income (loss)	—	(2,704)	(3,523)

Other comprehensive income (loss), net of tax	835	12,018	(2,395)

Total comprehensive income	$261,986	$245,082	$211,330

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years ended September 30, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Cash Flows from Operating Activities:
Net earnings	$261,151	$233,064	$213,725
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72,192	64,698	59,722
Share-based compensation expense	19,201	16,852	15,560
Amortization of deferred financing costs	3,587	5,202	6,846
Excess tax benefit from share-based compensation	(15,385)	(14,390)	(3,712)
Net loss on disposal of property and equipment	72	89	327
Net loss on extinguishment of debt	220	38,376	2,765
Deferred income taxes	10,480	2,388	459
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	3,053	4,288	(4,163)
Accounts receivable, other	3,306	(8,018)	(3,971)
Income taxes receivable	18,803	(23,734)	—
Inventory	(70,282)	(55,815)	(47,930)
Prepaid expenses	2,855	(2,559)	(3,262)
Other assets	(581)	5,176	2,145
Accounts payable and accrued liabilities	(7,059)	16,725	51,332
Income taxes payable	8,786	17,254	1,041
Other liabilities	55	(2,014)	957

Net cash provided by operating activities	310,454	297,582	291,841

Cash Flows from Investing Activities:
Capital expenditures	(84,879)	(69,086)	(59,955)
Proceeds from sales of property and equipment	120	108	384
Acquisitions, net of cash acquired	(22,218)	(43,535)	(87,164)

Net cash used by investing activities	(106,977)	(112,513)	(146,735)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	365,500	2,101,489	428,605
Repayments of long-term debt	(291,451)	(1,921,284)	(577,911)
Repurchases of common stock	(509,704)	(200,000)	—
Debt issuance costs	(1,998)	(31,297)	(5,397)
Proceeds from exercises of stock options	25,493	28,020	10,942
Excess tax benefit from share-based compensation	15,385	14,390	3,712

Net cash used by financing activities	(396,775)	(8,682)	(140,049)

Effect of foreign exchange rate changes on cash and cash equivalents	193	352	(1,070)

Net (decrease) increase in cash and cash equivalents	(193,105)	176,739	3,987
Cash and cash equivalents, beginning of year	240,220	63,481	59,494

Cash and cash equivalents, end of year	$47,115	$240,220	$63,481

Supplemental Cash Flow Information:
Interest paid(a)	$105,638	$110,005	$102,059
Income taxes paid	$111,422	$135,591	$123,749
(a)
For the fiscal year ended September 30, 2012, interest paid includes $24.4 million in call premiums paid upon the redemption of outstanding notes.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Fiscal Years ended September 30, 2013, 2012 and 2011
(In thousands)

	Common Stock					Accumulated Other Comprehensive (Loss)
			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders' Deficit
	Shares	Amount
Balance at September 30, 2010	182,230	$1,822	$650,315	$(1,093,030)	$(103)	$(20,276)	$(461,272)

Net earnings	—	—	—	213,725	—	—	213,725
Other comprehensive loss	—	—	—	—	—	(2,395)	(2,395)
Stock options subject to redemption	—	—	946	—	—	—	946
Share-based compensation	96	1	15,559	—	—	—	15,560
Stock issued for stock options	1,731	18	14,436	—	—	—	14,454

Balance at September 30, 2011	184,057	1,841	681,256	(879,305)	(103)	(22,671)	(218,982)

Net earnings	—	—	—	233,064	—	—	233,064
Other comprehensive income	—	—	—	—	—	12,018	12,018
Repurchases and cancellations of common stock	(7,567)	(76)	(200,027)	—	103	—	(200,000)
Share-based compensation	126	1	16,851	—	—	—	16,852
Stock issued for stock options	3,625	36	41,927	—	—	—	41,963

Balance at September 30, 2012	180,241	1,802	540,007	(646,241)	—	(10,653)	(115,085)

Net earnings	—	—	—	261,151	—	—	261,151
Other comprehensive income	—	—	—	—	—	835	835
Repurchases and cancellations of common stock	(18,894)	(189)	(508,278)	—	(1,237)	—	(509,704)
Share-based compensation	126	1	19,200	—	—	—	19,201
Stock issued for stock options	2,952	30	40,093	—	—	—	40,123

Balance at September 30, 2013	164,425	$1,644	$91,022	$(385,090)	$(1,237)	$(9,818)	$(303,479)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2013, 2012 and 2011

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

Sally Beauty Supply began operations with a single store in New Orleans in 1964 and was acquired in 1969 by our former parent company, The Alberto-Culver Company, which we refer to as Alberto-Culver. BSG became a subsidiary of Sally Beauty in 1995. In November 2006, Sally Beauty separated from Alberto-Culver and became an independent company listed on the New York Stock Exchange. In November 2006, Sally Beauty incurred approximately $1,850.0 million of long-term debt in connection with its separation into an independent company.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

   Cash and Cash Equivalents

All highly liquid investments purchased by the Company from time to time which have an original maturity of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates fair value. Also included in cash equivalents are proceeds due from customer credit and debit cards and PayPal transactions, which generally settle within one to three days, and were $10.6 million and $20.0 million at September 30, 2013 and 2012, respectively.

   Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of investments in cash equivalents, accounts receivable and derivative instruments.

The Company invests from time to time in securities of financial institutions it deems to be of high creditworthiness. Accounts receivable are deemed by the Company to be highly diversified due to the high number of individual customers comprising the Company's customer base and their dispersion across diverse geographical regions. The counterparties to our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. The Company believes that no significant concentration of credit risk exists with respect to its investments in cash equivalents, its accounts receivable and its derivative instruments at September 30, 2013 and 2012.

   Trade Accounts Receivable and Accounts Receivable, Other

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

   Inventory

Inventory consists primarily of beauty supplies and related accessories, and salon equipment for sale in the normal course of our business. Inventory is stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or market (net realizable value). Inventory cost reflects actual product costs, the cost of transportation to the Company's distribution centers and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. When necessary, the Company adjusts the carrying value of inventory to the lower of cost or market, including anticipated disposal costs and for estimated inventory shrinkage. Estimates of the future demand for the Company's products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in stock keeping units ("SKUs") are some of the key factors used by management in assessing the net realizable value of inventory.

The Company estimates inventory shrinkage between physical counts based on its historical experience. Physical inventory counts are performed at substantially all stores and significant distribution centers at

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

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

   Valuation of Long-Lived Assets and Intangible Assets with Definite Lives

Long-lived assets, such as property and equipment, including store equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The recoverability of long-lived assets and intangible assets subject to amortization is assessed by comparing the net carrying amount of each asset to its total estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. There were no significant impairment losses recognized in our consolidated financial statements in the current or prior fiscal years presented in connection with long-lived assets and intangible assets subject to amortization.

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

   Goodwill and Intangible Assets with Indefinite Lives

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Intangible assets with indefinite lives consist of trade names acquired in business

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

combinations. Goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, during our second fiscal quarter, and whenever events or changes in circumstances indicate it is more likely than not that the value of the asset may be impaired. When assessing goodwill and intangible assets with indefinite lives for potential impairment, management considers whether the value of the asset has been impaired by evaluating if various factors (including current operating results, anticipated future results and cash flows, and relevant market and economic conditions) indicate a possible impairment and, if appropriate, compares the carrying amount of the asset to its fair value.

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("ASC 350"). This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of an indefinite-lived intangible asset in connection with the impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. As permitted, the Company adopted this amendment during the second quarter of its fiscal year 2013 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

These estimates are reviewed on a regular basis to ensure that the recorded liability is adequate. The Company believes the amounts accrued at September 30, 2013 and 2012 are adequate.

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

   Shipping and Handling

Shipping and handling costs (including freight and distribution expenses) related to delivery to customers are included in selling, general and administrative expenses in our consolidated statements of earnings when incurred and amounted to $48.5 million, $41.3 million and $41.2 million for the fiscal years 2013, 2012 and 2011, respectively.

   Advertising Costs

Advertising costs relate mainly to print advertisements, digital marketing, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs of $83.9 million, $79.8 million and $70.9 million for the fiscal years 2013, 2012 and 2011, respectively, are included in selling, general and administrative expenses in our consolidated statements of earnings.

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

Fiscal Years ended September 30, 2013, 2012 and 2011

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

   Foreign Currency

The functional currency of each of the Company's foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars (the Company's reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations are translated using the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income ("AOCI") in our consolidated balance sheets. Foreign currency transaction gains or losses are included in our consolidated statements of earnings when incurred and were not significant in any of the periods presented in the accompanying financial statements.

3. Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of AOCI. This amendment requires an entity to present the changes in each component of AOCI for the periods presented, to separately report significant amounts reclassified from each component of AOCI and to disclose among other things the components, if any, of net income affected by such reclassifications. The disclosures about such reclassifications must be presented either parenthetically on the face of the financial statements or disclosed in the notes to the financial statements. As permitted, the Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350"). This amendment allows an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets otherwise required under ASC 350. In effect, the amendment eliminates the need to calculate the fair value of an indefinite-lived intangible asset in connection with the impairment test unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. As permitted, the Company adopted the provisions of ASU No. 2012-02 effective January 1, 2013 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05 which amended ASC Topic 220, Comprehensive Income ("ASC 220"). This amendment, which must be applied retrospectively, allows an entity the option to

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

present the components of net income, as well as total comprehensive income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate consecutive statements. This amendment also eliminates the option to present the components of other comprehensive income in the statement of stockholders' equity but does not change the items that must be reported. As permitted, the Company adopted the provisions of ASU No. 2011-05 effective January 1, 2013 and its adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Accounting Changes

The Company made no accounting changes during the fiscal year 2013.

4. Fair Value Measurements

The Company's financial instruments consist of cash equivalents, trade and other accounts receivable, accounts payable, foreign currency derivative instruments and debt. The carrying amounts of cash equivalents, trade and other accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

The Company measures on a recurring basis and discloses the fair value of its financial instruments under the provisions of ASC Topic 820, Fair Value Measurements, as amended ("ASC 820"). The Company defines "fair value" as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of that hierarchy are defined as follows:

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at September 30, 2013 and 2012 (in thousands):

	As of September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(a)	$—	$—	$—	—
Foreign exchange contracts(b)	152	—	152	—

Total assets	$152	$—	$152	—

Liabilities
Long-term debt(c)	$1,753,822	$1,671,500	$82,322	—
Foreign exchange contracts(b)	36	—	36	—

Total liabilities	$1,753,858	$1,671,500	$82,358	—

	As of September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(a)	$155,000	$155,000	$—	—
Foreign exchange contracts(b)	4	—	4	—

Total assets	$155,004	$155,000	$4	—

Liabilities
Long-term debt(c)	$1,739,547	$1,731,625	$7,922	—
Foreign exchange contracts(b)	132	—	132	—

Total liabilities	$1,739,679	$1,731,625	$8,054	—

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

(b)
Foreign exchange contracts (including foreign currency forwards and options) are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as market foreign currency exchange rates. Please see Note 14 for more information about the Company's foreign exchange contracts.

(c)
Long-term debt (including current maturities and borrowings under the ABL facility) is carried in the Company's consolidated financial statements at amortized cost of $1,690.7 million at September 30, 2013 and $1,617.2 million at September 30, 2012. The senior notes due 2019 and senior notes due 2022 are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility and capital lease obligations), is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs such as market interest rates. Please see Note 13 for more information about the Company's debt.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

5. Accumulated Stockholders' Equity (Deficit)

The Company is authorized to issue up to 500.0 million shares of common stock with a par value of $0.01 per share and up to 50.0 million shares of preferred stock with a par value of $0.01 per share. As of September 30, 2013, the Company had approximately 164.8 million shares of its common stock issued and approximately 164.4 million shares outstanding. There have been no shares of the Company's preferred stock issued.

In August 2012, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300.0 million of its common stock (the "2012 Share Repurchase Program"). In addition, on March 5, 2013, the Company announced that its Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $700.0 million of its common stock over the eight quarters commencing on such date (the "2013 Share Repurchase Program"). In connection with the authorization of the 2013 Share Repurchase Program, the Company's Board of Directors terminated the 2012 Share Repurchase Program.

Prior to such termination, the Company had repurchased approximately 10.4 million shares of its common stock at a cost of $266.4 million under the 2012 Share Repurchase Program. In addition, during the period from March 5, 2013 through September 30, 2013, the Company repurchased approximately 8.5 million shares of its common stock at a cost of $243.3 million under the 2013 Share Repurchase Program.

During the fiscal year ended September 30, 2013, the Company repurchased and retired approximately 18.9 million shares of its common stock (under the 2012 Share Repurchase Program and 2013 Share Repurchase Program) at a cost of $509.7 million. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. In addition, during the fiscal year ended September 30, 2012, the Company repurchased and retired approximately 7.6 million shares of our common stock from two venture capital investment funds associated with Clayton, Dubilier & Rice, LLC (the "CDR Investors") at a cost of $200.0 million and reduced common stock and additional paid-in capital, in the aggregate, by that amount. Please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, for more information about the CD&R Investors.

At September 30, 2013 and 2012, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $9.8 million and $10.7 million, respectively, and is net of income taxes of $2.9 million at each date. Comprehensive income reflects changes in accumulated stockholders' equity (deficit) from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. The Company's only components of comprehensive income, other than net earnings, are foreign currency translation adjustments, net of income tax, and deferred gains (losses) on certain interest rate swap agreements, net of income tax, until the expiration of such swaps in May 2012. Please see Note 14 for more information about the Company's interest rate swap agreements.

6. Earnings Per Share

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year ended September 30,
	2013	2012	2011
Net earnings	$261,151	$233,064	$213,725

Weighted average basic shares	171,682	183,420	183,020
Dilutive securities:
Stock option and stock award programs	4,477	5,190	5,073

Weighted average diluted shares	176,159	188,610	188,093

Earnings per share:
Basic	$1.52	$1.27	$1.17

Diluted	$1.48	$1.24	$1.14

At September 30, 2012, options to purchase 44,340 shares of the Company's common stock were outstanding but not included in the computation of diluted earnings per share, since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company's common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company's common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period. At September 30, 2013 and 2011, all outstanding options to purchase shares of the Company's common stock were dilutive.

7. Share-Based Payments

The Company from time to time grants share-based awards to its employees and consultants under the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the "2010 Plan"), a stockholder-approved share-based compensation plan which allows for the issuance of up to 29.8 million shares of the Company's common stock. As such, during the fiscal years ended September 30, 2013, 2012 and 2011, the Company granted approximately 1.6 million, 2.0 million and 3.0 million stock options, respectively, and 139,454, 31,805 and 199,500 restricted share awards, respectively, to its employees and consultants under the 2010 Plan. In addition, during the fiscal years ended September 30, 2013, 2012 and 2011, the Company granted 36,076, 25,501 and 43,015 restricted stock units, respectively, to its non-employee directors under the 2010 Plan.

The Company measures the cost of services received from employees, directors and consultants in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and recognizes compensation expense on a straight-line basis over the vesting period or over the period ending on the date a participant becomes eligible for retirement, if earlier. For the fiscal years 2013, 2012 and 2011, total compensation cost charged against income and included in selling, general and administrative expenses in the Company's consolidated statements of earnings for all share-based compensation arrangements was $19.2 million, $16.9 million and $15.6 million, respectively, and resulted in an increase in additional paid-in capital by the same amounts. These amounts include, for the fiscal years 2013, 2012 and 2011, $5.9 million, $5.3 million and $5.0 million, respectively, of accelerated expense related to certain

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

retirement eligible employees who continue vesting awards upon retirement, under the provisions of the 2010 Plan and certain predecessor share-based plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the "2007 Plan"). For fiscal years 2013, 2012 and 2011, the total income tax benefit recognized in our consolidated statements of earnings in connection with all share-based compensation awards was $7.1 million, $6.2 million and $6.0 million, respectively.

Stock Option Awards

Each option has an exercise price equal to the closing market price of the Company's common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are generally subject to forfeiture until the vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan and certain predecessor share-based compensation plans such as the 2007 Plan.

The following table presents a summary of the activity for the Company's stock option awards for the fiscal year ended September 30, 2013:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2012	11,861	$10.45	6.5	$173,601
Granted	1,578	23.49
Exercised	(2,952)	8.64
Forfeited or expired	(79)	18.04

Outstanding at September 30, 2013	10,408	$12.89	6.2	$138,139

Exercisable at September 30, 2013	5,409	$9.24	4.9	$91,545

The following table summarizes additional information about stock options outstanding under the Company's share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2013 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2013 (in Thousands)	Weighted Average Exercise Price
$2.00 - 9.66	4,836	4.5	$7.85	4,180	$7.91
$11.39 - 23.49	5,572	7.7	17.26	1,229	13.74

Total	10,408	6.2	$12.89	5,409	$9.24

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

Fiscal Years ended September 30, 2013, 2012 and 2011

basis over the vesting period (generally four years) of the stock options or to the date a participant becomes eligible for retirement, if earlier.

The weighted average assumptions relating to the valuation of the Company's stock options are as follows:

	Year Ended September 30,
	2013	2012	2011
Expected life (in years)	5.0	5.0	5.0
Expected volatility	56.3%	58.4%	59.0%
Risk-free interest rate	0.8%	1.1%	1.1%
Dividend yield	0.0%	0.0%	0.0%

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company who have been granted stock options. The expected volatility used for awards made during the fiscal years 2013 and 2012, reflects the average volatility for the Company's common stock. For awards made prior to the fiscal year 2012, the expected volatility used was derived using the average volatility of both the Company and similar companies (based on industry sector) since it was not practicable to estimate the Company's expected volatility on a stand-alone basis due to a lack of sufficient trading history. The risk-free interest rate is based on the zero-coupon U.S. treasury notes with a comparable term as of the date of the grant. Since the Company does not currently expect to pay dividends, the dividend yield used is 0%.

The weighted average fair value of the stock options issued to the Company's grantees at the date of grant during the fiscal years 2013, 2012 and 2011 was $11.29, $9.60 and $5.74, respectively. The total fair value of stock options issued to the Company's grantees that vested during the fiscal years 2013, 2012 and 2011 was $12.7 million, $10.4 million and $8.5 million, respectively.

The total intrinsic value of options exercised during the fiscal years 2013, 2012 and 2011 was $55.4 million, $53.2 million and $15.9 million, and the tax benefit realized for the tax deductions from these option exercises was $18.7 million, $18.9 million and $6.2 million, respectively. The total cash received during the fiscal years 2013, 2012 and 2011 from these option exercises was $25.5 million, $28.0 million and $10.9 million, respectively.

At September 30, 2013, approximately $15.1 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.3 years.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

The fair value of the Company's restricted stock awards is expensed on a straight-line basis over the period (generally five years) in which the restrictions on these stock awards lapse ("vesting") or over the period ending on the date a participant becomes eligible for retirement, if earlier. For these purposes, the fair value of the restricted stock award is determined based on the closing market price of the Company's common stock on the date of grant.

The following table presents a summary of the activity for the Company's restricted stock awards for the fiscal year ended September 30, 2013:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2012	307	$10.42	2.5
Granted	139	23.79
Vested	(109)	9.37
Forfeited	—	—

Unvested at September 30, 2013	337	$16.30	3.1

At September 30, 2013, approximately $2.5 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.1 years.

Restricted Stock Units

The Company currently grants restricted stock unit ("RSU" or "RSUs") awards, which generally vest less than one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of common stock of the Company. Upon vesting, RSUs are generally retained by the Company as deferred stock units that are not distributed until nine months after the independent director's service as a director terminates. With respect to awards made by the Company after September 30, 2012, an independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of common stock of the Company that would otherwise be issued to such director on the vesting date. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle the vested deferred stock units with shares of the Company's common stock or in cash.

The Company expenses the cost of the RSUs, which is determined to be the fair value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company's common stock on the date of grant.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

The following table presents a summary of the activity for the Company's RSUs for the fiscal year ended September 30, 2013:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Unvested at September 30, 2012	—	$—	—
Granted	36	23.84
Vested	(32)	23.89
Forfeited	(4)	23.49

Unvested at September 30, 2013	—	$—	—

During fiscal year 2013, all RSUs vested or were forfeited. Therefore, there are no unrecognized compensation costs as of September 30, 2013 in connection with past RSU awards.

8. Allowance for Doubtful Accounts

The change in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended September 30,
	2013	2012	2011
Balance at beginning of period	$2,583	$2,086	$2,756
Bad debt expense	1,671	1,764	1,631
Uncollected accounts written off, net of recoveries	(1,698)	(1,336)	(2,423)
Allowance for doubtful accounts of acquired companies	—	69	122

Balance at end of period	$2,556	$2,583	$2,086

9. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30,
	2013	2012
Land	$11,277	$11,197
Buildings and building improvements	60,100	59,656
Leasehold improvements	211,736	188,844
Furniture, fixtures and equipment	321,659	295,128

Total property and equipment, gross	604,772	554,825
Less accumulated depreciation and amortization	(375,232)	(352,164)

Total property and equipment, net	$229,540	$202,661

Depreciation expense for the fiscal years 2013, 2012 and 2011 was $59.4 million, $51.0 million and $47.3 million, respectively. As further described in Note 13, borrowings under our asset-based senior

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

secured loan (or ABL) facility (the "ABL facility") are secured by substantially all of our assets, those of our domestic subsidiaries, those of our Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and a pledge of certain intercompany notes.

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

10. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the fiscal years 2012 and 2013 are as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2011	75,536	430,337	505,873
Acquisitions	15,200	9,189	24,389
Foreign currency translation	(881)	2,950	2,069

Balance at September 30, 2012	$89,855	$442,476	$532,331
Acquisitions	501	5,047	5,548
Foreign currency translation	2,298	(1,899)	399

Balance at September 30, 2013	$92,654	$445,624	$538,278

As described in Note 17, during the fiscal year 2012, $15.0 million of the increase in Sally Beauty Supply's goodwill was attributable to the Company's acquisition of Kappersservice Floral B.V. and two related companies (together, the "Floral Group") in November 2011. The remaining increase in consolidated goodwill in the amount of $9.4 million was attributable to acquisitions which were not individually material and to purchase price adjustments.

As described in Note 17, during the fiscal year 2013, $3.5 million of the increase in BSG's goodwill was attributable to the Company's acquisition of certain assets and business operations of Essential Salon Products, Inc. ("Essential Salon"), a professional-only distributor of beauty products operating in the northeastern region of the United States. The remaining increase in consolidated goodwill in the amount of $2.0 million was attributable to acquisitions which were not individually material and to purchase price adjustments.

The Company completed its annual assessment of goodwill for impairment during the quarter ended March 31, 2013. No impairment losses were recognized in the current or prior periods presented in connection with the Company's goodwill.

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

Fiscal Years ended September 30, 2013, 2012 and 2011

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

The Company completed its annual assessment of intangible assets, other than goodwill and including indefinite-lived intangible assets, for impairment during the quarter ended March 31, 2013. No impairment losses were recognized in the current or prior periods presented in connection with the Company's intangible assets.

The following table provides the carrying value for intangible assets with indefinite lives, excluding goodwill, and the gross carrying value and accumulated amortization for intangible assets subject to amortization by operating segment at September 30, 2013 and 2012 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2013:
Intangible assets with indefinite lives:
Trade names	$27,968	$27,465	$55,433

Intangible assets subject to amortization:
Gross carrying amount	26,809	119,614	146,423
Accumulated amortization	(12,177)	(59,582)	(71,759)

Net value	14,632	60,032	74,664

Total intangible assets, excluding goodwill, net	$42,600	$87,497	$130,097

Balance at September 30, 2012:
Intangible assets with indefinite lives:
Trade names	$27,258	$27,455	$54,713

Intangible assets subject to amortization:
Gross carrying amount	26,430	106,486	132,916
Accumulated amortization	(9,856)	(49,336)	(59,192)

Net value	16,574	57,150	73,724

Total intangible assets, excluding goodwill, net	$43,832	$84,605	$128,437

As described in Note 17, during the fiscal year ended September 30, 2013, intangible assets subject to amortization in the amount of $9.1 million were recorded by BSG in connection with the Company's acquisition of certain assets and business operations of Essential Salon and $4.0 million in connection with individually immaterial acquisitions completed in the year. As described in Note 17, during the fiscal year ended September 30, 2012, intangible assets subject to amortization in the amount of $11.8 million were recorded by Sally Beauty Supply in connection with the Company's acquisition of the Floral Group in November 2011.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

Amortization expense totaled $12.8 million, $13.7 million and $12.4 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. As of September 30, 2013, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2014	$13,998
2015	13,553
2016	12,163
2017	10,047
2018	8,810
Thereafter	16,093

$74,664

The weighted average amortization period remaining for intangible assets subject to amortization is approximately 6.4 years.

11. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2013	2012
Compensation and benefits	$70,802	$79,935
Interest payable	36,311	38,376
Deferred revenue	20,890	19,000
Rental obligations	11,340	11,540
Loss contingency obligation	—	10,194
Property and other taxes	4,373	4,124
Insurance reserves	11,109	9,626
Operating accruals and other	29,937	27,472

Total accrued liabilities	$184,762	$200,267

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

12. Commitments and Contingencies

Lease Commitments

The Company's principal leases relate to retail stores and warehousing properties. At September 30, 2013, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows (in thousands):

Fiscal Year:
2014	$156,415
2015	131,540
2016	105,820
2017	75,858
2018	46,440
Thereafter	68,405

$584,478

Certain of the Company's leases require the Company to pay a portion of real estate taxes, insurance, maintenance and special assessments assessed by the lessor. Also, certain of the Company's leases include renewal options and escalation clauses. Aggregate rental expense for all operating leases amounted to $206.2 million, $194.9 million and $192.6 million for the fiscal years 2013, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings.

Contingencies

Legal Proceedings

The Company is, from time to time, involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. The Company does not believe that the ultimate resolution of these matters will have a material adverse impact on its consolidated financial position, statements of earnings or cash flows.

Based upon an unfavorable verdict rendered in November 2012 in certain actions brought against the Company in March 2011, we recorded $10.2 million in legal settlement costs as of September 30, 2012, which we believed to be our best estimate of the potential loss. During the fiscal year ended September 30, 2013, the parties continued to engage in negotiations aimed at resolving the matter and, in November 2012, entered into a settlement agreement whereby the Company agreed to pay the plaintiff the one-time cash sum of $8.5 million and agreed to certain other terms of settlement in exchange for a full release of claims.

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

Fiscal Years ended September 30, 2013, 2012 and 2011

liabilities (long-term portion) in our consolidated balance sheets. The Company carries insurance coverage in such amounts in excess of its self-insured retention which management believes to be reasonable.

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The Company has no significant liabilities for loss contingencies at September 30, 2013 and 2012, except as discussed in the second preceding paragraph.

13. Short-term Borrowings and Long-Term Debt

Details of long-term debt are as follows (in thousands):

	As of September 30,
	2013	2012	Interest Rates
ABL facility(a)	$76,000	$—	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(a) plus (1.50% to 1.75%)
Senior notes due Nov. 2019	750,000	750,000	6.875%
Senior notes due Jun. 2022(b)	858,381	859,308	5.750%(b)
Other, due 2014-2015(c)	1,310	2,407	4.93% to 5.79%

Total	$1,685,691	$1,611,715

Capital leases and other	5,012	5,515
Less: current portion	78,018	1,908

Total long-term debt	$1,612,685	$1,615,322

(a)
At September 30, 2013, borrowings outstanding under the ABL facility bear interest at the weighted average rate of 2.0%. When used in this Annual Report, LIBOR means the London Interbank Offered Rate.

(b)
Includes unamortized premium of $8.4 million and $9.3 million as of September 30, 2013 and 2012, respectively, related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

(c)
Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA ("Sinelco").

In November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings LLC, which we refer to as "Sally Investment" and "Sally Holdings," respectively) incurred $1,850.0 million of indebtedness in connection with the Company's separation from its former parent, Alberto-Culver. Please see Note 1 for more information about the Company's separation from Alberto-Culver.

In the fiscal year ended September 30, 2011, Sally Holdings entered into a new $400 million, five-year asset-based senior secured loan facility (the "ABL facility") and terminated its prior $400 million ABL credit facility. The availability of funds under the ABL facility, as amended on June 8, 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

On July 26, 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL Facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 26, 2018 and improved certain other covenant terms. At September 30, 2013, borrowings outstanding under the ABL facility were $76.0 million (which we intend to repay in the foreseeable future with cash from operations) and the Company had $382.3 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries, those of our Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and a pledge of certain intercompany notes. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

In the fiscal year ended September 30, 2012, the Company issued $750.0 million aggregate principal amount of its 6.875% Senior Notes due 2019 (the "senior notes due 2019") and $850.0 million aggregate principal amount of its 5.75% Senior Notes due 2022 (the "senior notes due 2022"), including notes in the aggregate principal amount of $150.0 million which were issued at par plus a premium. Such premium is being amortized over the term of the notes using the effective interest method. The net proceeds from such debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million and for general corporate purposes.

The senior notes due 2019 and the senior notes due 2022 (together, the "senior notes due 2019-2022") are unsecured obligations of Sally Holdings and Sally Capital Inc. (together, the "Issuers") and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019-2022 is payable semi-annually. Please see Note 19 for certain condensed financial statement data pertaining to Sally Beauty, the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

Maturities of the Company's long-term debt are as follows at September 30, 2013 (in thousands):

Fiscal Year:
2014	$77,203
2015	107
2016-2018	—
Thereafter	1,608,381

$1,685,691
Capital lease obligations	5,012
Less: current portion	78,018

Total	$1,612,685

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company's Secured Leverage Ratio exceeds 4.0 to 1.0. At September 30, 2013, the Company's Secured Leverage Ratio was approximately 0.2 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA, as defined in the ABL facility.

The ABL facility is pre-payable, and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium.

The indentures governing the senior notes due 2019-2022 contain terms which restrict the ability of Sally Beauty's subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 ("Incurrence Test"). At September 30, 2013, the Company's Consolidated Coverage Ratio was approximately 6.0 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense, as defined in the indentures, for such period.

The indentures governing the senior notes due 2019-2022 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a "Restricted Payment" or "Restricted Payments") to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings' and its subsidiaries' cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At September 30, 2013, the Company's Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of September 30, 2013, the Consolidated Fixed Charge Coverage Ratio was approximately 3.9 to 1.0.

When used in this Annual Report, the phrase "Consolidated EBITDA" is intended to have the meaning ascribed to such phrase in the ABL facility or the indentures governing the senior notes due 2019-2022, as appropriate. EBITDA is not a recognized measurement under GAAP and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

The ABL facility and the indentures governing the senior notes due 2019-2022 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2013, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

At September 30, 2013 and 2012, the Company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in Note 12 and outstanding letters of credit related to inventory purchases and self-insurance programs which totaled $23.9 million and $22.2 million at September 30, 2013 and 2012, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

14. Derivative Instruments and Hedging Activities

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

The Company from time to time uses foreign exchange contracts (including foreign currency forwards and options), as part of its overall economic risk management strategy, to fix the amount of certain foreign assets and obligations relative to its functional and reporting currency (the U.S. dollar) or relative to the functional currency of certain of its consolidated subsidiaries, or to add stability to cash flows resulting from its net investments (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. The Company's foreign currency exposures at times offset each other, sometimes providing a natural hedge against its foreign currency risk. In connection with the remaining foreign currency risk, the Company uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows thus limiting the potential fluctuations in such cash flows as a result of foreign currency market movements.

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At September 30, 2013, our exposure to interest rate fluctuations relates to interest payments under the ABL facility and the Company held no derivatives instruments in connection therewith.

As of September 30, 2013, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million which enabled it to convert a portion of its then variable interest rate obligation under the term loan B, to a fixed-interest rate obligation. These agreements were designated and qualified as effective cash flow hedges. Accordingly, changes in the fair value of these derivative instruments (which were adjusted quarterly) were recorded, net of income tax, in accumulated other comprehensive (loss) income ("AOCI") until the swap agreements expired in May 2012. Amounts previously reported in AOCI which were related to such interest rate swaps were reclassified into interest expense, as a yield adjustment, in the same period in which interest on the hedged variable-rate debt obligations affected earnings. As such, for the fiscal years ended September 30, 2012 and 2011, the Company's other comprehensive income included deferred gains on these interest swaps of $3.9 million and $5.6 million, respectively, net of income tax of $2.5 million and $3.5 million, respectively.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

The Company uses foreign exchange contracts including, at September 30, 2013, foreign currency options with an aggregate notional amount of $12.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries' purchases of merchandise from third-party suppliers. Sinelco's functional currency is the Euro. These foreign currency options enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.32, are with a single counterparty and expire ratably through September 15, 2014.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2013, we held: (a) a foreign currency forward which enables us to sell approximately €13.9 million ($18.9 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of 1.3526, (b) a foreign currency forward which enables us to sell approximately $5.5 million Canadian dollars ($5.3 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of 1.03115, (c) a foreign currency forward which enables us to buy approximately $8.0 million Canadian dollars ($7.8 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of 1.0329, (d) a foreign currency forward which enables us to sell approximately 8.6 million Mexican pesos ($0.7 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of 13.1806 and (e) a foreign currency forward which enables us to sell approximately £4.2 million ($6.8 million, at the September 30, 2013 exchange rate) at the contractual exchange rate of 1.6129. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the options discussed in the preceding paragraph) and expire on or before December 31, 2013.

In addition, the Company uses foreign exchange contracts including, at September 30, 2013, foreign currency forwards with an aggregate notional amount of €3.6 million ($4.9 million, at the September 30, 2013 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8425, are with a single counterparty (the same counterparty as that on the forwards discussed in the immediately preceding paragraph) and expire ratably through September 30, 2014.

The Company's foreign currency derivatives are not designated as hedges and do not currently meet the hedge accounting requirements of ASC 815. Accordingly, the changes in fair value of these derivative instruments (which are adjusted quarterly) are recorded in our consolidated statements of earnings. As such, selling, general and administrative expenses include net losses of $2.8 million in the fiscal years ended September 30, 2013, and net gains of $2.0 million and $0.2 million in the fiscal years ended September 30, 2012 and 2011, respectively, in connection with all of the Company's foreign currency derivative instruments, including marked-to-market adjustments.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheet as of September 30, 2013 and 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
		As of September 30,			As of September 30,
	Classification	2013	2012	Classification	2013	2012
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	—	—	Accrued liabilities	—	—

		—	—		—	—

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$152	$4	Accrued liabilities	$36	$132

		$152	$4		$36	$132

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of earnings for the fiscal years ended September 30, 2013, 2012 and 2011 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Fiscal Year Ended September 30,				Fiscal Year Ended September 30,
Derivatives Designated as Hedging Instruments
	2013	2012	2011	Classification	2013	2012	2011
Interest Rate Swaps	$—	$3,947	$5,557	Interest expense	$—	$(6,731)	$(10,174)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended September 30,
	Classification of Gain or (Loss) Recognized into Income
Derivatives Not Designated as Hedging Instruments		2013	2012	2011
Foreign Exchange Contracts	Selling, general and administrative expenses	$(2,846)	$2,003	$194

Total derivatives not designated as hedging instruments		$(2,846)	$2,003	$194

There were no gains or losses recognized in income on derivatives designated as hedging instruments as a result of ineffectiveness or the exclusion of such derivatives from effectiveness testing during the fiscal years ended September 30, 2013, 2012 and 2011.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

Credit-risk-related Contingent Features

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

15. 401(k) and Profit Sharing Plan

The Company sponsors the Sally Beauty 401(k) and Profit Sharing Plan (the "401k Plan"), which is a qualified defined contribution plan. The 401k Plan covers employees of the Company who meet certain eligibility requirements and who are not members of a collective bargaining unit. Under the terms of the 401k Plan, employees may contribute a percentage of their annual compensation to the 401k Plan up to certain maximums, as defined by the 401k Plan and by the U.S. Internal Revenue Code. The Company currently matches a portion of employee contributions to the plan. The Company recognized expense of $6.7 million, $6.2 million and $5.9 million in the fiscal years ended September 30, 2013, 2012 and 2011, respectively, related to such employer matching contributions and these amounts are included in selling, general and administrative expenses.

In addition, pursuant to the 401k Plan, the Company may make profit sharing contributions to the accounts of employees who meet certain eligibility requirements and who are not members of a collective bargaining unit. The Company's profit sharing contributions to the 401k Plan are determined by the Compensation Committee of the Company's Board of Directors. The Company recognized expense of $3.2 million, $3.3 million and $3.1 million in the fiscal years ended September 30, 2013, 2012 and 2011, respectively, related to such profit sharing contributions and these amounts are included in selling, general and administrative expenses.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

16. Income Taxes

The provision for income taxes for the fiscal years 2013, 2012 and 2011 consists of the following (in thousands):

	Year Ended September 30,
	2013	2012	2011
Current:
Federal	$113,057	$97,866	$97,172
Foreign	9,997	10,925	11,081
State	17,727	16,692	13,629

Total current portion	140,781	125,483	121,882

Deferred:
Federal	13,932	4,920	2,615
Foreign	(2,822)	(2,888)	(2,525)
State	(375)	364	242

Total deferred portion	10,735	2,396	332

Total provision for income tax	$151,516	$127,879	$122,214

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Year Ended September 30,
	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.8	3.4	2.8
Effect of foreign operations	(0.6)	(0.4)	(1.3)
Effect of limited restructuring	—	(2.8)	—
Other, net	(0.5)	0.2	(0.1)

Effective tax rate	36.7%	35.4%	36.4%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2013	2012
Deferred tax assets attributable to:
Share-based compensation expense	$20,668	$18,771
Accrued liabilities	26,817	33,495
Inventory adjustments	3,771	5,208
Foreign loss carryforwards	28,776	23,405
Unrecognized tax benefits	437	605
Other	3,408	2,011

Total deferred tax assets	83,877	83,495
Valuation allowance	(26,073)	(21,681)

Total deferred tax assets, net	57,804	61,814

Deferred tax liabilities attributable to:
Depreciation and amortization	99,259	92,292

Total deferred tax liabilities	99,259	92,292

Net deferred tax liability	$41,455	$30,478

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company has recorded a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carryforwards.

Domestic earnings before provision for income taxes were $386.6 million, $334.5 million and $300.1 million in the fiscal years 2013, 2012 and 2011, respectively. Foreign operations had earnings before provision for income taxes of $26.1 million, $26.4 million and $35.8 million in the fiscal years 2013, 2012 and 2011, respectively.

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits by various taxing jurisdictions and other changes in relevant facts and circumstances evident at each balance sheet date. Management does not expect the outcome of tax audits to have a material adverse effect on the Company's financial condition, results of operations or cash flow.

At September 30, 2013, undistributed earnings of the Company's foreign operations are intended to remain permanently invested to finance anticipated future growth and expansion. Accordingly, federal and state income taxes have not been provided on accumulated but undistributed earnings of $170.9 million and $140.8 million as of September 30, 2013 and 2012, respectively, as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

At September 30, 2013 and 2012, the Company had total operating loss carry-forwards of $96.4 million and $80.1 million, respectively, of which $79.4 million and $65.1 million, respectively, are subject to a valuation allowance. At September 30, 2013, operating loss carry-forwards of $25.3 million expire between 2014 and 2031 and operating loss carry-forwards of $71.1 million have no expiration date. At September 30, 2013 and 2012, the Company had tax credit carry-forwards of $2.0 million and $1.1 million, respectively, which expire in 2024 and of which $0.5 million, at September 30, 2012, were subject to a valuation allowance.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

The changes in the amount of unrecognized tax benefits for the fiscal years ended September 30, 2013 and 2012 are as follows (in thousands):

	2013	2012
Balance at beginning of the fiscal year	$7,941	$10,836
Increases related to prior year tax positions	26	90
Decreases related to prior year tax positions	(1)	(119)
Increases related to current year tax positions	218	171
Settlements	—	(127)
Lapse of statute	(3,361)	(2,910)

Balance at end of fiscal year	$4,823	$7,941

If recognized, these positions would affect the Company's effective tax rate.

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties as of September 30, 2013 and 2012 was $1.4 million and $3.6 million, respectively.

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

The IRS is currently conducting an examination of the Company's consolidated federal income tax returns for the fiscal years ended September 30, 2009, 2010 and 2011. The IRS had previously audited the Company's consolidated federal income tax returns through the tax year ended September 30, 2006, thus our statute remains open from the year ended September 30, 2007 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2008 forward. Generally, states' statutes in the United States are open for tax reviews from 2007 forward.

17. Acquisitions

In May 2013, the Company acquired certain assets and business operations of Essential Salon, a professional-only distributor of beauty products operating in the northeastern region of the United States, for approximately $15.7 million, subject to certain adjustments. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $9.1 million, were recorded based on their preliminary estimated fair values at the acquisition date. In addition, goodwill of $3.5 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. The final valuation of the assets acquired and liabilities assumed will be completed within twelve months from the acquisition date. In addition, during the fiscal year 2013, the Company completed several other individually immaterial acquisitions at an aggregate cost of approximately $6.8 million and recorded additional intangible assets

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

subject to amortization of $4.0 million in connection with these acquisitions. We funded the acquisitions completed in the fiscal year 2013 with cash from operations and borrowing under the ABL facility.

In November 2011, the Company acquired the Floral Group for approximately €22.8 million (approximately $31.2 million). The Floral Group is a distributor of professional beauty products then with 19 stores located in the Netherlands. The results of operations of the Floral Group are included in the Company's consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date. Goodwill of $15.0 million (which is not expected to be deductible for tax purposes) and intangible assets subject to amortization of $11.8 million were recorded as a result of this acquisition based on their estimated fair values. The acquisition was funded with cash from operations and with borrowings on our ABL facility in the amount of approximately $17.0 million. In addition, during the fiscal year 2012, the Company completed several other individually immaterial acquisitions at an aggregate cost of approximately $12.8 million and recorded additional goodwill in the amount of $9.4 million (the majority of which is expected to be deductible for tax purposes) in connection with these acquisitions. Generally, we funded these acquisitions with cash from operations. The assets acquired and liabilities assumed in connection with these acquisitions were recorded based on their respective fair values at the acquisition date.

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

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2013, 2012 and 2011.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

Business Segments Information

Segment data for the fiscal years ended September 30, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended September 30,
	2013	2012	2011
Net sales:
Sally Beauty Supply	$2,230,028	$2,198,468	$2,012,407
BSG	1,392,188	1,325,176	1,256,724

Total	$3,622,216	$3,523,644	$3,269,131

Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply(a)	$437,018	$429,520	$380,963
BSG(a)	200,492	182,699	164,660

Segment operating profit	637,510	612,219	545,623
Unallocated expenses(a)(b)	(97,947)	(96,012)	(81,594)
Share-based compensation expense	(19,201)	(16,852)	(15,560)
Interest expense(c)	(107,695)	(138,412)	(112,530)

Total	$412,667	$360,943	$335,939

Identifiable assets:
Sally Beauty Supply	$913,395	$864,598	$766,896
BSG	973,764	959,784	908,093

Sub-total	1,887,159	1,824,382	1,674,989
Corporate	62,927	241,418	53,611

Total	$1,950,086	$2,065,800	$1,728,600

Depreciation and amortization:
Sally Beauty Supply	$37,077	$31,397	$28,763
BSG	24,964	25,984	25,099
Corporate	10,151	7,317	5,860

Total	$72,192	$64,698	$59,722

Capital expenditures:
Sally Beauty Supply	$60,565	$42,158	$34,946
BSG	15,744	11,977	14,145
Corporate	8,570	14,951	10,864

Total	$84,879	$69,086	$59,955

(a)
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

Fiscal Years ended September 30, 2013, 2012 and 2011

  BSG segment and in unallocated expenses in the amount of $19.0 million and $2.3 million, respectively.

(b)
Unallocated expenses consist of corporate and shared costs.

(c)
For the fiscal year ended September 30, 2012, interest expense includes losses on extinguishment of debt in the aggregate amount of $37.8 million in connection with the Company's redemption of outstanding notes and repayment of the term B loan.

Geographic Area Information

Geographic data for the fiscal years ended September 30, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended September 30,
	2013	2012	2011
Net sales:(a)
United States	$2,943,959	$2,885,958	$2,688,062
Foreign	678,257	637,686	581,069

Total	$3,622,216	$3,523,644	$3,269,131

Identifiable assets:
United States	$1,356,969	$1,325,787	$1,240,894
Foreign	530,190	498,595	434,095
Corporate	62,927	241,418	53,611

Total	$1,950,086	$2,065,800	$1,728,600

(a)
Net sales are attributable to individual countries based on the location of the customer.

19. Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2013 and 2012, the related condensed consolidating statements of earnings and comprehensive income, and the condensed consolidating statements of cash flows for each of the three fiscal years in the period ended September 30, 2013 of: (i) Sally Beauty Holdings, Inc., or the "Parent;" (ii) Sally Holdings LLC and Sally Capital Inc., or the "Issuers;" (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

Condensed Consolidating Balance Sheet
September 30, 2013
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$—	$16,337	$30,778	$—	$47,115
Trade, income taxes and other accounts receivable, less allowance for doubtful accounts	2,317	—	56,432	42,427	—	101,176
Due from affiliates	—	—	1,215,625	813	(1,216,438)	—
Inventory	—	—	605,727	202,586	—	808,313
Prepaid expenses	1,195	380	13,253	11,899	—	26,727
Deferred income tax assets, net	(391)	(379)	31,504	1,752	—	32,486
Property and equipment, net	2	—	152,982	76,556	—	229,540
Investment in subsidiaries	237,696	2,530,825	388,569	—	(3,157,090)	—
Goodwill and other intangible assets, net	—	—	483,583	184,792	—	668,375
Other assets	—	29,725	1,254	5,375	—	36,354

Total assets	$240,819	$2,560,551	$2,965,266	$556,978	$(4,373,528)	$1,950,086

Liabilities and Stockholders' (Deficit) Equity
Accounts payable	$—	$—	$210,661	$62,795	$—	$273,456
Due to affiliates	545,658	599,246	813	70,721	(1,216,438)	—
Accrued liabilities	191	36,341	121,426	26,804	—	184,762
Income taxes payable	—	3,319	1	3,097	—	6,417
Long-term debt	—	1,684,381	181	6,141	—	1,690,703
Other liabilities	—	—	22,043	2,243	—	24,286
Deferred income tax liabilities, net	(1,551)	(432)	79,316	(3,392)	—	73,941

Total liabilities	544,298	2,322,855	434,441	168,409	(1,216,438)	2,253,565
Total stockholders' (deficit) equity	(303,479)	237,696	2,530,825	388,569	(3,157,090)	(303,479)

Total liabilities and stockholders' (deficit) equity	$240,819	$2,560,551	$2,965,266	$556,978	$(4,373,528)	$1,950,086

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

Condensed Consolidating Statement of Earnings
Fiscal Year Ended September 30, 2013
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,896,990	$725,226	$—	$3,622,216
Related party sales	—	—	2,890	—	(2,890)	—
Cost of products sold and distribution expenses	—	—	1,437,620	392,223	(2,890)	1,826,953

Gross profit	—	—	1,462,260	333,003	—	1,795,263
Selling, general and administrative expenses	9,951	434	912,262	280,062	—	1,202,709
Depreciation and amortization	—	—	52,284	19,908	—	72,192

Operating earnings (loss)	(9,951)	(434)	497,714	33,033	—	520,362
Interest expense	—	107,265	32	398	—	107,695

Earnings (loss) before provision for income taxes	(9,951)	(107,699)	497,682	32,635	—	412,667
Provision (benefit) for income taxes	(3,838)	(41,832)	190,753	6,433	—	151,516
Equity in earnings of subsidiaries, net of tax	267,264	333,131	26,202	—	(626,597)	—

Net earnings	261,151	267,264	333,131	26,202	(626,597)	261,151

Other comprehensive income (loss), net of tax	—	—	—	835	—	835

Total comprehensive income (loss)	$261,151	$267,264	$333,131	$27,037	$(626,597)	$261,986

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

Condensed Consolidating Statement of Earnings
Fiscal Year Ended September 30, 2012
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,837,214	$686,430	$—	$3,523,644
Related party sales	—	—	2,899	—	(2,899)	—
Cost of products sold and distribution expenses	—	—	1,406,817	376,467	(2,899)	1,780,385

Gross profit	—	—	1,433,296	309,963	—	1,743,259
Selling, general and administrative expenses	10,391	674	908,964	259,177	—	1,179,206
Depreciation and amortization	1	—	46,159	18,538	—	64,698

Operating earnings (loss)	(10,392)	(674)	478,173	32,248	—	499,355
Interest expense	—	137,876	66	470	—	138,412

Earnings (loss) before provision for income taxes	(10,392)	(138,550)	478,107	31,778	—	360,943
Provision (benefit) for income taxes	(4,186)	(53,802)	187,788	(1,921)	—	127,879
Equity in earnings of subsidiaries, net of tax	239,270	324,018	33,699	—	(596,987)	—

Net earnings	233,064	239,270	324,018	33,699	(596,987)	233,064

Other comprehensive income, net of tax	—	3,947	—	8,071	—	12,018

Total comprehensive income (loss)	$233,064	$243,217	$324,018	$41,770	$(596,987)	$245,082

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

Condensed Consolidating Statement of Earnings
Fiscal Year Ended September 30, 2011
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,639,741	$629,390	$—	$3,269,131
Related party sales	—	—	2,894	—	(2,894)	—
Cost of products sold and distribution expenses	—	—	1,335,030	342,390	(2,894)	1,674,526

Gross profit	—	—	1,307,605	287,000	—	1,594,605
Selling, general and administrative expenses	7,812	560	845,732	232,310	—	1,086,414
Depreciation and amortization	1	—	43,111	16,610	—	59,722

Operating earnings (loss)	(7,813)	(560)	418,762	38,080	—	448,469
Interest expense, net	—	111,894	(12)	648	—	112,530

Earnings (loss) before provision for income taxes	(7,813)	(112,454)	418,774	37,432	—	335,939
Provision (benefit) for income taxes	(2,945)	(43,613)	161,647	7,125	—	122,214
Equity in earnings of subsidiaries, net of tax	218,593	287,434	30,307	—	(536,334)	—

Net earnings	213,725	218,593	287,434	30,307	(536,334)	213,725

Other comprehensive income (loss), net of tax	—	5,557	—	(7,952)	—	(2,395)

Total comprehensive income (loss)	$213,725	$224,150	$287,434	$22,355	$(536,334)	$211,330

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2013
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$483,720	$(229,002)	$30,386	$25,350	$—	$310,454

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	(2)	—	(54,358)	(30,399)	—	(84,759)
Acquisitions, net of cash acquired	—	—	(21,594)	(624)	—	(22,218)

Net cash used by investing activities	(2)	—	(75,952)	(31,023)	—	(106,977)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	365,500	—	—	—	365,500
Repayments of long-term debt	—	(289,500)	(83)	(1,868)	—	(291,451)
Debt issuance costs	—	(1,998)	—	—	—	(1,998)
Repurchases of common stock	(509,704)	—	—	—	—	(509,704)
Proceeds from exercises of stock options	25,493	—	—	—	—	25,493
Excess tax benefit from share-based compensation	493	—	13,404	1,488	—	15,385

Net cash (used) provided by financing activities	(483,718)	74,002	13,321	(380)	—	(396,775)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	193	—	193

Net decrease in cash and cash equivalents	—	(155,000)	(32,245)	(5,860)	—	(193,105)
Cash and cash equivalents, beginning of period	—	155,000	48,582	36,638	—	240,220

Cash and cash equivalents, end of period	$—	$—	$16,337	$30,778	$—	$47,115

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

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

Fiscal Years ended September 30, 2013, 2012 and 2011

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2013, 2012 and 2011

20. Subsequent Event

On October 24, 2013, Sally Holdings and Sally Capital Inc. (collectively, the "Issuers"), both indirect wholly-owned subsidiaries of the Company, the Company and certain domestic subsidiaries of the Company entered into an underwriting agreement pursuant to which the Issuers sold $200.0 million aggregate principal amount of the Issuers' 5.5% Senior Notes due 2023 (the "senior notes due 2023"). The senior notes due 2023 bear interest at an annual rate of 5.5%, were issued at par, and are guaranteed by the Company and certain domestic subsidiaries of the Company. Interest on the senior notes due 2023 is payable semi-annually. The Company used the net proceeds from this debt issuance, approximately $196.3 million, to repay borrowings outstanding under the ABL facility of $88.5 million and intends to use the remaining amount for general corporate purposes.

21. Quarterly Financial Data (Unaudited)

Certain unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2013 and 2012 is summarized below (in thousands, except per share data):

Fiscal Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013:
Net sales	$905,441	$898,239	$912,101	$906,435
Gross profit	$444,368	$444,454	$457,083	$449,358
Net earnings	$58,983	$64,889	$72,466	$64,812
Earnings per common share(a)
Basic	$0.33	$0.37	$0.43	$0.39
Diluted	$0.32	$0.36	$0.42	$0.38
2012:
Net sales	$864,815	$889,281	$886,991	$882,557
Gross profit	$421,857	$436,786	$444,379	$440,236
Net earnings	$30,134	$67,813	$69,487	$65,630
Earnings per common share(a)
Basic	$0.16	$0.36	$0.38	$0.36
Diluted	$0.16	$0.35	$0.37	$0.35
(a)
The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted average number of common shares outstanding for each quarter and for the full year are performed independently.