Form 10-Q
period 2013-12-31
Sally Beauty Holdings, Inc.
filed 2014-02-06
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2013

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

As of January 31, 2014, there were 162,756,712 shares of the issuer’s common stock outstanding.

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

•             the potential impact on us if the financial institutions we deal with become impaired; and

•             the costs and effects of litigation.

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission. The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

WHERE YOU CAN FIND MORE INFORMATION

Sally Beauty’s quarterly financial results and other important information are available by calling the Investor Relations Department at (940) 297-3877.

Sally Beauty maintains a website at www.sallybeautyholdings.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the SEC. The information contained on this website should not be considered to be a part of this or any other report filed with or furnished to the Securities and Exchange Commission, or SEC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of December 31, 2013 and September 30, 2013, and the consolidated statements of earnings, consolidated statements of comprehensive income and consolidated statements of cash flows for the three months ended December 31, 2013 and 2012 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2013	2012
Net sales	$940,464	$905,441
Cost of products sold and distribution expenses	479,938	461,073
Gross profit	460,526	444,368
Selling, general and administrative expenses	319,478	305,689
Depreciation and amortization	19,255	16,808
Operating earnings	121,793	121,871
Interest expense	28,489	26,725
Earnings before provision for income taxes	93,304	95,146
Provision for income taxes	35,309	36,163
Net earnings	$57,995	$58,983

Earnings per share:
Basic	$0.35	$0.33
Diluted	$0.35	$0.32

Weighted average shares:
Basic	163,603	178,346
Diluted	167,755	183,386

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2013	2012
Net earnings	$57,995	$58,983
Other comprehensive income:
Foreign currency translation adjustments	2,567	2,658
Total other comprehensive income, before tax	2,567	2,658
Income taxes related to other comprehensive income	—	—
Other comprehensive income, net of tax	2,567	2,658
Total comprehensive income	$60,562	$61,641

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value data)

	December 31, 2013	September 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$157,924	$47,115
Trade accounts receivable, less allowance for doubtful accounts of $2,252 at December 31, 2013 and $2,556 at September 30, 2013	52,716	57,049
Accounts receivable, other	40,119	39,196
Inventory	814,174	808,313
Other current assets	29,193	31,658
Deferred income tax assets, net	32,511	32,486
Total current assets	1,126,637	1,015,817
Property and equipment, net of accumulated depreciation of $387,895 at December 31, 2013 and $375,232 at September 30, 2013	228,182	229,540
Goodwill	538,685	538,278
Intangible assets, excluding goodwill, net of accumulated amortization of $75,307 at December 31, 2013 and $71,759 at September 30, 2013	127,353	130,097
Other assets	39,276	36,354
Total assets	$2,060,133	$1,950,086
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,868	$78,018
Accounts payable	247,890	273,456
Accrued liabilities	154,719	184,762
Income taxes payable	32,682	6,417
Total current liabilities	437,159	542,653
Long-term debt	1,812,397	1,612,685
Other liabilities	27,889	24,286
Deferred income tax liabilities, net	73,867	73,941
Total liabilities	2,351,312	2,253,565
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 162,959 and 164,762 shares issued and 162,727 and 164,425 shares outstanding at December 31, 2013 and September 30, 2013, respectively	1,627	1,644
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	41,540	91,022
Accumulated deficit	(327,095)	(385,090)
Treasury stock, 47 shares at September 30, 2013, at cost	—	(1,237)
Accumulated other comprehensive loss, net of tax	(7,251)	(9,818)
Total stockholders’ deficit	(291,179)	(303,479)
Total liabilities and stockholders’ deficit	$2,060,133	$1,950,086

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net earnings	$57,995	$58,983
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,255	16,808
Share-based compensation expense	8,522	9,051
Amortization of deferred financing costs	921	900
Excess tax benefit from share-based compensation	(2,985)	(3,824)
Deferred income taxes	(563)	1,749
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	4,537	5,994
Accounts receivable, other	(754)	(2,040)
Inventory	(4,984)	(16,324)
Other current assets	2,948	25,347
Other assets	(160)	(292)
Accounts payable and accrued liabilities	(57,259)	(58,649)
Income taxes payable	29,057	5,932
Other liabilities	3,574	(477)
Net cash provided by operating activities	60,104	43,158
Cash Flows from Investing Activities:
Capital expenditures	(13,375)	(22,949)
Net cash used by investing activities	(13,375)	(22,949)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	232,719	—
Repayments of long-term debt	(109,025)	(530)
Repurchases of common stock	(66,183)	(121,933)
Debt issuance costs	(3,888)	—
Proceeds from exercises of stock options	7,319	5,996
Excess tax benefit from share-based compensation	2,985	3,824
Net cash provided (used) by financing activities	63,927	(112,643)
Effect of foreign exchange rate changes on cash and cash equivalents	153	211
Net increase (decrease) in cash and cash equivalents	110,809	(92,223)
Cash and cash equivalents, beginning of period	47,115	240,220
Cash and cash equivalents, end of period	$157,924	$147,997

Supplemental Cash Flow Information:
Interest paid	$50,807	$52,712
Income taxes paid	$4,119	$6,317

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are an integral part of these financial statements.

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

Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of December 31, 2013 and September 30, 2013, and its consolidated results of operations and consolidated cash flows for the three months ended December 31, 2013 and 2012.

Certain amounts for prior fiscal periods have been reclassified to conform to the current fiscal period’s presentation.

All references in these notes to “management” are to the management of Sally Beauty.

2.   Significant Accounting Policies

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The Company adheres to the same accounting policies in the preparation of its interim financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

The results of operations for these interim periods are not necessarily indicative of the results that may be expected for any future interim period or the entire fiscal year.

3.   Recent Accounting Pronouncements and Accounting Changes

The Company made no accounting changes during the three months ended December 31, 2013.

4.   Fair Value Measurements

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at December 31, 2013 and September 30, 2013 (in thousands):

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$79,001	$79,001	$—	—
Foreign exchange contracts (b)	170	—	170	—
Total assets	$79,171	$79,001	$170	—

Liabilities
Long-term debt (c)	$1,909,367	$1,903,250	$6,117	—
Foreign exchange contracts (b)	220	—	220	—
Total liabilities	$1,909,587	$1,903,250	$6,337	—

	As of September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (b)	$152	—	$152	—
Total assets	$152	—	$152	—

Liabilities
Long-term debt (c)	$1,753,822	$1,671,500	$82,322	—
Foreign exchange contracts (b)	36	—	36	—
Total liabilities	$1,753,858	$1,671,500	$82,358	—

(a)         Cash equivalents, at December 31, 2013, consist of highly liquid investments which have no maturity and are valued using unadjusted quoted market prices for such securities. The Company may from time to time invest in securities with maturities of three months or less (consisting primarily of investment-grade corporate or government bonds), with the primary investment objective of minimizing the potential risk of loss of principal.

(b)         Foreign exchange contracts (including foreign currency forwards and options) are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as market foreign currency exchange rates. Please see Note 9 for more information about the Company’s foreign exchange contracts.

(c)          Long-term debt (including current maturities and borrowings under the ABL facility, if any) is carried in the Company’s consolidated financial statements at amortized cost of $1,814.3 million at December 31, 2013 and $1,690.7 million at September 30, 2013. The Company’s senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations), is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs such as market interest rates. Please see Note 8 for more information about the Company’s debt.

5.   Accumulated Stockholders’ Equity (Deficit)

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

During the three months ended December 31, 2013, the Company repurchased and subsequently retired 2.4 million shares of its common stock under the 2013 Share Repurchase Program at an aggregate cost of $66.2 million and, during the three months ended December 31, 2012, the Company repurchased and subsequently retired 5.0 million shares of its common stock under the

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

2012 Share Repurchase Program at an aggregate cost of $121.9 million. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts.

At December 31, 2013 and September 30, 2013, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $7.3 million and $9.8 million, respectively, and is net of income taxes of $2.9 million at each date. Comprehensive income reflects changes in accumulated stockholders’ equity (deficit) from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company’s only components of comprehensive income, other than net earnings, are foreign currency translation adjustments, net of income tax.

6.  Earnings Per Share

Basic earnings per share, is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2013	2012
Net earnings	$57,995	$58,983
Weighted average basic shares	163,603	178,346
Dilutive securities:
Stock option and stock award programs	4,152	5,040
Weighted average diluted shares	167,755	183,386
Earnings per share:
Basic	$0.35	$0.33
Diluted	$0.35	$0.32

At December 31, 2013 and 2012, options to purchase 1,462,543 shares and 1,578,343 shares, respectively, of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period.

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

The Company granted approximately 1.5 million and 1.6 million stock options and approximately 25,000 and 128,000 restricted share awards to its employees and consultants during the three months ended December 31, 2013 and 2012, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.3 million and $5.9 million in the three months ended December 31, 2013 and 2012, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”) and certain predecessor share-based compensation plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”). In addition, the Company granted approximately 27,000 and 34,000 restricted stock units to its non-employee directors during the three months ended December 31, 2013 and 2012, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended December 31,
	2013	2012
Share-based compensation expense	$8,522	$9,051
Income tax benefit related to share-based compensation expense	$3,181	$3,403

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

The following table presents a summary of the activity for the Company’s stock option awards for the three months ended December 31, 2013:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2013	10,408	$12.89	6.2	$138,139
Granted	1,465	26.30
Exercised	(651)	11.24
Forfeited or expired	(169)	19.01
Outstanding at December 31, 2013	11,053	$14.67	6.4	$171,993

Exercisable at December 31, 2013	6,941	$10.57	5.2	$136,443

The following table summarizes additional information about stock options outstanding under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2013 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2013 (in Thousands)	Weighted Average Exercise Price
$2.00 – 9.66	4,495	4.2	$7.89	4,470	$7.89
$11.39–26.30	6,558	7.9	19.31	2,471	15.43
Total	11,053	6.4	$14.67	6,941	$10.57

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Three Months Ended December 31,
	2013	2012
Expected life (in years)	5.0	5.0
Expected volatility for the Company’s stock	48.4%	56.3%
Risk-free interest rate	1.3%	0.8%
Dividend yield	0.0%	0.0%

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

The weighted average fair value of the stock options issued to the Company’s grantees at the date of grant in the three months ended December 31, 2013 and 2012 was $11.32 and $11.29 per option, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2013 was $10.8 million. The cash proceeds from these option exercises were $7.3 million and the tax benefit realized from these option exercises was $3.7 million.

At December 31, 2013, approximately $21.8 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.6 years.

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

The following table presents a summary of the activity for the Company’s restricted stock awards for the three months ended December 31, 2013:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2013	337	$16.30	3.1
Granted	25	26.30
Vested	(108)	12.95
Forfeited	(22)	17.97
Unvested at December 31, 2013	232	$18.79	3.2

At December 31, 2013, approximately $2.3 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.2 years.

Restricted Stock Units

The Company currently grants Restricted Stock Unit (“RSU” or “RSUs”) awards, which generally vest less than one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of common stock of the Company. Unless forfeited prior to the vesting date, RSUs are converted into shares of the Company’s common stock generally on the vesting date. An independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

the shares of common stock of the Company that would otherwise be issued to such director on the vesting date. RSUs granted prior to fiscal year 2012, are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle the vested deferred stock units with shares of the Company’s common stock or in cash.

The Company expenses the cost of the RSUs, which is determined to be the fair value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s RSUs for the three months ended December 31, 2013:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2013	—	$—	—
Granted	27	26.30
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2013	27	$26.30	0.8

At December 31, 2013, approximately $0.6 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.8 years.

8.   Short-term Borrowings and Long-term Debt

Details of long-term debt as of December 31, 2013 and September 30, 2013 are as follows (dollars in thousands):

	As of
	December 31, 2013	September 30, 2013	Interest Rates
ABL facility	$—	$76,000	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(a) plus (1.50% to 1.75%)
Senior notes due Nov. 2019	750,000	750,000	6.875%
Senior notes due Jun. 2022(b)	858,148	858,381	5.750%(b)
Senior notes due Nov. 2023	200,000	—	5.50%
Other, due 2014-2015(c)	1,026	1,310	4.93% to 5.79%
Total	$1,809,174	$1,685,691

Capital leases and other	5,091	5,012
Less: current portion	1,868	78,018
Total long-term debt	$1,812,397	$1,612,685

(a)   London Interbank Offered Rate (“LIBOR”).

(b)   Includes unamortized premium of $8.1 million and $8.4 million as of December 31, 2013 and September 30, 2013, respectively, related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

(c)   Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA (“Sinelco”).

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings LLC, which we refer to as “Sally Investment” and “Sally Holdings,” respectively) incurred $1,850.0 million of indebtedness in connection with the Company’s separation from its former parent, Alberto-Culver. Please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for additional information about the Company’s separation from Alberto-Culver.

In the fiscal year ended September 30, 2011, Sally Holdings entered into a $400 million, five-year asset-based senior secured loan facility (the “ABL facility”). The availability of funds under the ABL facility, as amended on June 8, 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations.

On July 26, 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 26, 2018 and improved certain other covenant terms. At December 31, 2013, the Company had $469.9 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by substantially all of our assets, those of Sally Investment, those of our domestic subsidiaries, those of our Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and a pledge of certain intercompany notes. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

In the fiscal year ended September 30, 2012, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both indirect wholly-owned subsidiaries of the Company, issued $750.0 million aggregate principal amount of their 6.875% Senior Notes due 2019 (the “senior notes due 2019”) and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the “senior notes due 2022”), including notes in the aggregate principal amount of $150.0 million which were issued at par plus a premium. Such premium is being amortized over the term of the notes using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million and for general corporate purposes.

On October 29, 2013, the Issuers issued $200.0 million aggregate principal amount of their 5.5% Senior Notes due 2023 (the “senior notes due 2023”). The senior notes due 2023 bear interest at an annual rate of 5.5% and were issued at par. The Company used the net proceeds from this debt issuance, approximately $196.3 million, to repay borrowings outstanding under the ABL facility of $88.5 million and intends to use the remaining amount for general corporate purposes.

The senior notes due 2019, the senior notes due 2022 and the senior notes due 2023, which we refer to collectively as “the Notes” or “the senior notes due 2019, 2022 and 2023,” are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019, 2022 and 2023 is payable semi-annually, during the Company’s first and third fiscal quarters. Please see Note 12 for certain condensed financial statement data pertaining to Sally Beauty, the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

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

The senior notes due 2023 carry optional redemption features whereby the Company has the option to redeem the notes, in whole or in part, on or after November 1, 2021 at par, plus accrued and unpaid interest, if any, and on or after November 1, 2018

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

at par plus a premium declining ratably to par, plus accrued and unpaid interest, if any. Prior to November 1, 2018, the notes may be redeemed, in whole or in part, at a redemption price equal to par plus a make-whole premium as provided in the indenture, plus accrued and unpaid interest, if any. In addition, on or prior to November 1, 2016, the Company has the right to redeem at par plus a specified premium, plus accrued and unpaid interest, if any, up to 35% of the aggregate principal amount of notes originally issued, subject to certain limitations, with the proceeds from certain kinds of equity offerings, as defined in the indenture.

Maturities of the Company’s long-term debt are as follows as of December 31, 2013 (in thousands):

Twelve months ending December 31:
2014	$961
2015	65
2016-2018	—
Thereafter	1,808,148
$1,809,174
Capital lease obligations	5,091
Less: current portion	1,868
Total	$1,812,397

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At December 31, 2013, the Company’s Secured Leverage Ratio was approximately 0.05 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA, as defined in the ABL facility.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At December 31, 2013, the Company’s Consolidated Coverage Ratio was approximately 5.9 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense, as defined in the indentures, for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At December 31, 2013, the Company’s Consolidated Total Leverage Ratio was approximately 2.8 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of December 31, 2013, the Consolidated Fixed Charge Coverage Ratio was approximately 4.1 to 1.0.

When used in this Quarterly Report, the phrase “Consolidated EBITDA” is intended to have the meaning ascribed to such phrase in the ABL facility or the indentures governing the senior notes due 2019, 2022 and 2023, as appropriate. EBITDA is not a recognized measurement under GAAP and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of December 31, 2013, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The Company from time to time uses foreign exchange contracts (including foreign currency forwards and options), as part of its overall economic risk management strategy, to fix the amount of certain foreign assets and obligations relative to its functional and reporting currency (the U.S. dollar) or relative to the functional currency of certain of its consolidated subsidiaries, or to add stability to cash flows resulting from its net investments (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. The Company’s foreign currency exposures at times offset each other, sometimes providing a natural hedge against its foreign currency risk. In connection with the remaining foreign currency risk, the Company uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows as a result of foreign currency market movements.

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At December 31, 2013, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivatives instruments in connection therewith.

As of December 31, 2013, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) designated as hedges to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate. The Company did not purchase or hold any such derivatives at December 31, 2013.

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

The Company uses foreign exchange contracts including, at December 31, 2013, foreign currency options with an aggregate notional amount of $9.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency options enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.32, are with a single counterparty and expire ratably through September 15, 2014.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at December 31, 2013, we held: (a) a foreign currency forward which enables us to sell approximately €15.2 million ($21.0 million, at the December 31, 2013 exchange rate) at the contractual exchange rate of approximately 1.3744, (b) a foreign currency forward which enables us to sell approximately $3.2 million Canadian dollars ($3.0 million, at the December 31, 2013 exchange rate) at the contractual exchange rate of 1.0641, (c) a foreign currency forward which enables us to buy approximately $10.9 million Canadian dollars ($10.3 million, at the December 31, 2013 exchange rate) at the contractual exchange rate of 1.0738, (d) a foreign currency forward which enables us to sell approximately 25.4 million Mexican pesos ($1.9 million, at the December 31, 2013 exchange rate) at the contractual exchange rate of 13.1275 and (e) foreign currency forwards which enable us to sell approximately £8.4 million ($13.9 million, at the December 31, 2013 exchange rate) at the weighted average contractual exchange rate of 1.6358. The foreign currency forwards discussed in this paragraph are with a single counterparty (not the same party as the counterparty on the options discussed in the preceding paragraph). Of the foreign exchange contracts discussed in this paragraph, foreign currency forwards with an aggregate notional amount of £3.1 million ($5.1 million, at the December 31, 2013 exchange rate) expire ratably through September 10, 2014. The remaining foreign currency forwards discussed in this paragraph expire on or before March 31, 2014.

In addition, the Company uses foreign exchange contracts including, at December 31, 2013, foreign currency forwards with an aggregate notional amount of €2.7 million ($3.7 million, at the December 31, 2013 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8428, are with a single counterparty (the same counterparty as that on the foreign currency forwards discussed in the immediately preceding paragraph) and expire ratably through September 30, 2014.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the three months ended December 31, 2013 and 2012, selling, general and administrative expenses include net losses of $0.9 million and $1.0 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheet as of December 31, 2013 and September 30, 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	December 31, 2013	September 30, 2013	Classification	December 31, 2013	September 30, 2013

Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:

Foreign Exchange Contracts	Other current assets	$170	$152	Accrued liabilities	$220	$36
		$170	$152		$220	$36

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the three months ended December 31, 2013 and 2012 (in thousands):

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Three Months Ended December 31,
Hedging Instruments	Income	2013	2012
Foreign Exchange Contracts	Selling, general and administrative expenses	$(858)	$(1,020)

Credit-risk-related Contingent Features

At December 31, 2013, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was $0.2 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

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

The IRS is currently conducting an examination of the Company’s consolidated federal income tax returns for the fiscal years ended September 30, 2009, 2010 and 2011. The IRS had previously audited the Company’s consolidated federal income tax returns through the tax year ended September 30, 2006, thus our statute remains open from the year ended September 30, 2007 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2008 forward. Generally, states’ statutes in the United States are open for tax reviews from 2007 forward.

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

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Sales between segments, which were eliminated in consolidation, were not material during the three months ended December 31, 2013 and 2012.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Segment data for the three months ended December 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended December 31,
	2013	2012
Net sales:
Sally Beauty Supply	$573,355	$558,816
BSG	367,109	346,625
Total	$940,464	$905,441
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$103,543	$106,087
BSG	54,834	48,753
Segment operating profit	158,377	154,840
Unallocated expenses (a)	(28,062)	(23,918)
Share-based compensation expense	(8,522)	(9,051)
Interest expense	(28,489)	(26,725)
Earnings before provision for income taxes	$93,304	$95,146

(a)       Unallocated expenses consist of corporate and shared costs.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

12.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2013 and September 30, 2013, and the related condensed consolidating statements of earnings and comprehensive income, and condensed consolidating statements of cash flows for the three months ended December 31, 2013 and 2012 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

December 31, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$79,001	$43,125	$35,798	$—	$157,924
Trade and other accounts receivable, less allowance for doubtful accounts	—	—	58,459	34,376	—	92,835
Due from affiliates	—	—	1,244,002	568	(1,244,570)	—
Inventory	—	—	605,801	208,373	—	814,174
Other current assets	718	263	13,587	14,625	—	29,193
Deferred income tax assets, net	(391)	(379)	31,504	1,777	—	32,511
Property and equipment, net	2	—	149,759	78,421	—	228,182
Investment in subsidiaries	299,789	2,610,374	392,625	—	(3,302,788)	—
Goodwill and other intangible assets, net	—	—	480,660	185,378	—	666,038
Other assets	—	32,463	1,279	5,534	—	39,276
Total assets	$300,118	$2,721,722	$3,020,801	$564,850	$(4,547,358)	$2,060,133

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$2	$—	$189,705	$58,183	$—	$247,890
Due to affiliates	566,095	597,769	568	80,138	(1,244,570)	—
Accrued liabilities	359	13,060	115,486	25,814	—	154,719
Income taxes payable	26,405	3,367	1	2,909	—	32,682
Long-term debt	—	1,808,148	361	5,756	—	1,814,265
Other liabilities	—	—	25,381	2,508	—	27,889
Deferred income tax liabilities, net	(1,564)	(411)	78,925	(3,083)	—	73,867
Total liabilities	591,297	2,421,933	410,427	172,225	(1,244,570)	2,351,312
Total stockholders’ (deficit) equity	(291,179)	299,789	2,610,374	392,625	(3,302,788)	(291,179)
Total liabilities and stockholders’ (deficit) equity	$300,118	$2,721,722	$3,020,801	$564,850	$(4,547,358)	$2,060,133

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$—	$16,337	$30,778	$—	$47,115
Trade and other accounts receivable, less allowance for doubtful accounts	137	—	56,432	39,676	—	96,245
Due from affiliates	—	—	1,215,625	813	(1,216,438)	—
Inventory	—	—	605,727	202,586	—	808,313
Other current assets	3,375	380	13,253	14,650	—	31,658
Deferred income tax assets, net	(391)	(379)	31,504	1,752	—	32,486
Property and equipment, net	2	—	152,982	76,556	—	229,540
Investment in subsidiaries	237,696	2,530,825	388,569	—	(3,157,090)	—
Goodwill and other intangible assets, net	—	—	483,583	184,792	—	668,375
Other assets	—	29,725	1,254	5,375	—	36,354
Total assets	$240,819	$2,560,551	$2,965,266	$556,978	$(4,373,528)	$1,950,086

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$—	$—	$210,661	$62,795	$—	$273,456
Due to affiliates	545,658	599,246	813	70,721	(1,216,438)	—
Accrued liabilities	191	36,341	121,426	26,804	—	184,762
Income taxes payable	—	3,319	1	3,097	—	6,417
Long-term debt	—	1,684,381	181	6,141	—	1,690,703
Other liabilities	—	—	22,043	2,243	—	24,286
Deferred income tax liabilities, net	(1,551)	(432)	79,316	(3,392)	—	73,941
Total liabilities	544,298	2,322,855	434,441	168,409	(1,216,438)	2,253,565
Total stockholders’ (deficit) equity	(303,479)	237,696	2,530,825	388,569	(3,157,090)	(303,479)
Total liabilities and stockholders’ (deficit) equity	$240,819	$2,560,551	$2,965,266	$556,978	$(4,373,528)	$1,950,086

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended December 31, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$743,276	$197,188	$—	$940,464
Related party sales	—	—	803	—	(803)	—
Cost of products sold and distribution expenses	—	—	374,681	106,060	(803)	479,938
Gross profit	—	—	369,398	91,128	—	460,526
Selling, general and administrative expenses	2,463	112	241,881	75,022	—	319,478
Depreciation and amortization	—	—	13,870	5,385	—	19,255
Operating earnings (loss)	(2,463)	(112)	113,647	10,721	—	121,793
Interest expense	—	28,425	1	63	—	28,489
Earnings (loss) before provision for income taxes	(2,463)	(28,537)	113,646	10,658	—	93,304
Provision (benefit) for income taxes	(932)	(11,080)	43,980	3,341	—	35,309
Equity in earnings of subsidiaries, net of tax	59,526	76,983	7,317	—	(143,826)	—
Net earnings	57,995	59,526	76,983	7,317	(143,826)	57,995

Other comprehensive income, net of tax	—	—	—	2,567	—	2,567
Total comprehensive income (loss)	$57,995	$59,526	$76,983	$9,884	$(143,826)	$60,562

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended December 31, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$718,959	$186,482	$—	$905,441
Related party sales	—	—	818	—	(818)	—
Cost of products sold and distribution expenses	—	—	360,737	101,154	(818)	461,073
Gross profit	—	—	359,040	85,328	—	444,368
Selling, general and administrative expenses	2,476	90	232,559	70,564	—	305,689
Depreciation and amortization	—	—	12,125	4,683	—	16,808
Operating earnings (loss)	(2,476)	(90)	114,356	10,081	—	121,871
Interest expense	—	26,599	4	122	—	26,725
Earnings (loss) before provision for income taxes	(2,476)	(26,689)	114,352	9,959	—	95,146
Provision (benefit) for income taxes	(862)	(10,366)	44,658	2,733	—	36,163
Equity in earnings of subsidiaries, net of tax	60,597	76,920	7,226	—	(144,743)	—
Net earnings	58,983	60,597	76,920	7,226	(144,743)	58,983

Other comprehensive income, net of tax	—	—	—	2,658	—	2,658
Total comprehensive income (loss)	$58,983	$60,597	$76,920	$9,884	$(144,743)	$61,641

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$58,858	$(41,111)	$31,653	$10,704	$—	$60,104
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(7,766)	(5,609)	—	(13,375)
Net cash used by investing activities	—	—	(7,766)	(5,609)	—	(13,375)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	232,500	219	—	—	232,719
Repayments of long-term debt	—	(108,500)	(39)	(486)	—	(109,025)
Debt issuance costs	—	(3,888)	—	—	—	(3,888)
Repurchases of common stock	(66,183)	—	—	—	—	(66,183)
Proceeds from exercises of stock options	7,319	—	—	—	—	7,319
Excess tax benefit from share-based compensation	6	—	2,721	258	—	2,985
Net cash (used) provided by financing activities	(58,858)	120,112	2,901	(228)	—	63,927
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	153	—	153
Net increase in cash and cash equivalents	—	79,001	26,788	5,020	—	110,809
Cash and cash equivalents, beginning of period	—	—	16,337	30,778	—	47,115
Cash and cash equivalents, end of period	$—	$79,001	$43,125	$35,798	$—	$157,924

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2012

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$115,777	$(77,498)	$(6,331)	$11,210	$—	$43,158
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(12,116)	(10,833)	—	(22,949)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Net cash used by investing activities	—	—	(12,116)	(10,833)	—	(22,949)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	—	(21)	(509)	—	(530)
Repurchase of common stock	(121,933)	—	—	—	—	(121,933)
Proceeds from exercises of stock options	5,996	—	—	—	—	5,996
Excess tax benefit from share-based compensation	160	—	3,532	132	—	3,824
Net cash (used) provided by financing activities	(115,777)	—	3,511	(377)	—	(112,643)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	211	—	211
Net (decrease) increase in cash and cash equivalents	—	(77,498)	(14,936)	211	—	(92,223)
Cash and cash equivalents, beginning of period	—	155,000	48,582	36,638	—	240,220
Cash and cash equivalents, end of period	$—	$77,502	$33,646	$36,849	$—	$147,997

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty and its consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as well as the Risk Factors section contained in that Annual Report and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights For the Three Months Ended December 31, 2013:

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased by 2.2% for the three months ended December 31, 2013, compared to the three months ended December 31, 2012;

•                  Our consolidated net sales for the three months ended December 31, 2013, increased by $35.0 million, or 3.9%, to $940.5 million, compared to $905.4 million for the three months ended December 31, 2012;

•                  Our consolidated gross profit for the three months ended December 31, 2013, increased by $16.2 million, or 3.6%, to $460.5 million compared to $444.4 million for the three months ended December 31, 2012. As a percentage of net sales, gross profit was 49.0% for the three months ended December 31, 2013, compared to 49.1% for the three months ended December 31, 2012;

•                  Our consolidated operating earnings for the three months ended December 31, 2013 were $121.8 million compared to $121.9 million for the three months ended December 31, 2012. As a percentage of net sales, operating earnings decreased to 13.0% for the three months ended December 31, 2013, compared to 13.5% for the three months ended December 31, 2012;

•                  Net earnings decreased by $1.0 million, or 1.7%, to $58.0 million for the three months ended December 31, 2013, compared to $59.0 million for the three months ended December 31, 2012. As a percentage of net sales, net earnings decreased by 30 basis points to 6.2% for the three months ended December 31, 2013, compared to 6.5% for the three months ended December 31, 2012;

•                  Cash provided by operations was $60.1 million for the three months ended December 31, 2013, compared to $43.2 million for the three months ended December 31, 2012;

•                  On October 29, 2013, we issued $200.0 million aggregate principal amount of our 5.5% Senior Notes due 2023 (the “senior notes due 2023”) and repaid borrowings outstanding under the five-year asset-based senior secured loan facility (the “ABL facility”) of $88.5 million; and

•                  During the three months ended December 31, 2013, we repurchased and subsequently retired 2.4 million shares of our common stock under the share repurchase program approved by our Board of Directors in March 2013, at an aggregate cost of $66.2 million.

Overview

Description of Business

As of December 31, 2013, we operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG, we had a multi-channel platform of 4,515 company-operated stores and supplied 178 franchised stores, primarily in North America and selected South American and European countries, as of December 31, 2013. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the three months ended December 31, 2013, our consolidated net sales and operating earnings were $940.5 million and $121.8 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of December 31, 2013, Sally Beauty Supply operated 3,423 company-operated retail stores, 2,720 of which are located in the U.S., with the remaining 703 company-operated stores located in Canada, Mexico, Chile, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 21 franchised stores located in the United Kingdom and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, with between 6,000 and 10,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands, such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the three months ended December 31, 2013, Sally Beauty Supply’s net sales and segment operating profit were $573.4 million and $103.5 million, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of December 31, 2013, BSG had 1,092 company-operated stores, supplied 157 franchised stores and had a sales force of approximately 992 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the three months ended December 31, 2013, BSG’s net sales and segment operating profit were $367.1 million and $54.8 million, respectively.

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

•             Increasing use of exclusive-label products. We offer a broad range of exclusive-label professional beauty products, primarily in our Sally Beauty Supply segment. As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products and, accordingly, we believe that the growth in sales of these products will likely enhance our overall gross margins. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

•             Favorable demographic and consumer trends. We expect the aging baby-boomer population to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends largely on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives in an effort to expand our market reach or to respond to changing consumer preferences. If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer.  Please see “Risk Factors — We may be unable to anticipate changes in consumer preferences and buying trends or manage our product lines and inventory commensurate with consumer demand” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

•             International growth strategies.  A key element of our growth strategy depends on our ability to capitalize on international growth opportunities and to grow our non-U.S. operations. During the fiscal year ended September 30, 2013, we successfully increased our international company-operated stores from 742 stores to 789 stores. In addition, we have completed a number of international acquisitions over the past three years that increased our European and South American footprint. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth opportunities. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth opportunities may be affected by business, legal, regulatory and economic risks.  Please see “Risk Factors — We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

•             Continuing consolidation. There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including the evaluation of opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint and that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, if L’Oreal or any of our other suppliers acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that BSG will not lose further revenue over time (including within its franchise-based business) due to potential losses of additional products as well as from the increased competition from distribution networks affiliated with any of our suppliers. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

•             Relationships with suppliers.  Sally Beauty Supply and BSG, and their respective suppliers are dependent on each other for the distribution of beauty products. We do not manufacture the brand name or exclusive-label products we sell. We purchase our products from a limited number of manufacturers. As is typical in distribution businesses (particularly in our industry), these relationships are subject to change from time to time (including the expansion or loss of distribution rights, including exclusive rights, in various geographies and the addition or loss of product lines). Since we purchase products from many manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with suppliers or by acquisitions of existing distributors. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

•             High level of competition. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, mass merchandisers, on-line retailers, drug stores and supermarkets, as well as salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large-format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

•             Economic conditions. We appeal to a wide demographic consumer profile and offer an extensive selection of professional beauty products sold directly to retail consumers, and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate. However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors — The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

•             Controlling expenses. Another important aspect of our business is our ability to control costs by right-sizing the business and maximizing the efficiency of our business structure. Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

•             Opening new stores. Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. In the U.S. and Canada, the capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively, with the capital requirements for stores in other geographic areas costing less or substantially more depending upon the marketplace. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our business, financial condition or results of operations. Please see “Risk Factors — If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

•             Changes to our information technology systems. As our operations grow in both size and scope, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. For example, we are in the process of designing and implementing a standardized enterprise resource planning (“ERP”) system internationally, which we anticipate will be completed over the next few years. In addition, we are currently implementing a point-of-sale system upgrade program in several areas (including our Sally Beauty Supply operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. Many of our systems are proprietary, and as a result our options are limited in seeking third-party assistance with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

During the three months ended December 31, 2013, we repurchased and retired approximately 2.4 million shares of our common stock under the 2013 Share Repurchase Program at a cost of $66.2 million and we reduced common stock and additional paid-in capital, in the aggregate, by this amount. We funded these share repurchases with the cash proceeds from our October 2013 debt issuance and cash from operations. As of December 31, 2013, we had repurchased approximately 10.9 million shares of our common stock under the 2013 Share Repurchase Program at an aggregate cost of $309.5 million and had approximately $390.5 million of additional share repurchase authority remaining under such program. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II, Other Information, of this Quarterly Report for additional information about the Company’s share repurchases.

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

Foreign Currency Derivative Instruments

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany notes not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain European subsidiaries of the Company. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. In connection with the remaining foreign currency risk, the Company from time to time uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

The Company uses foreign exchange contracts including, at December 31, 2013, foreign currency options with an aggregate notional amount of $9.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency options enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.32, are with a single counterparty and expire ratably through September 2014.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at December 31, 2013, we held: (a) a foreign currency forward which enables us to sell approximately €15.2 million ($21.0 million, at the December 31, 2013 exchange rate) at the contractual exchange rate of approximately 1.3744, (b) a foreign currency forward which enables us to sell approximately $3.2 million Canadian dollars ($3.0 million, at the December 31, 2013 exchange rate) at the contractual exchange rate of 1.0641, (c) a foreign currency forward which enables us to buy approximately $10.9 million Canadian dollars ($10.3 million, at the December 31, 2013 exchange rate) at the contractual exchange rate of 1.0738, (d) a foreign currency forward which enables us to sell approximately 25.4 million Mexican pesos ($1.9 million, at the December 31, 2013 exchange rate) at the contractual exchange rate of 13.1275 and (e) foreign currency forwards which enable us to sell approximately £8.4 million ($13.9 million, at the December 31, 2013 exchange rate) at the weighted average contractual exchange rate of 1.6358. The foreign currency forwards discussed in this paragraph are with a single counterparty (not the same party as the counterparty on the options discussed in the preceding paragraph). Of the foreign exchange contracts discussed in this paragraph, foreign currency forwards with an aggregate notional amount of £3.1 million ($5.1 million, at the December 31, 2013 exchange rate) expire ratably through September 10, 2014. The remaining foreign currency forwards discussed in this paragraph expire on or before March 31, 2014.

In addition, the Company uses foreign exchange contracts including, at December 31, 2013, foreign currency forwards with an aggregate notional amount of €2.7 million ($3.7 million, at the December 31, 2013 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8428, are with a single counterparty (the same counterparty as that on the foreign currency forwards discussed in the immediately preceding paragraph) and expire ratably through September 30, 2014.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the three months ended December 31, 2013 and 2012, selling, general and administrative expenses include net losses of $0.9 million and $1.0 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk” contained in this Quarterly Report on Form 10-Q and Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for additional information about the Company’s foreign currency derivatives.

Interest Rate Swap Agreements

We and certain of our subsidiaries from time to time are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At December 31, 2013, the Company held no interest rate swaps or similar derivatives instruments.

Share-Based Compensation Awards

The Company granted approximately 1.5 million and 1.6 million stock options and approximately 25,000 and 128,000 restricted share awards to its employees and consultants during the three months ended December 31, 2013 and 2012, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.3 million and $5.9 million in the three months ended December 31, 2013 and 2012, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan. In addition, the Company granted approximately 27,000 and 34,000 restricted stock units to its non-employee directors during the three months ended December 31, 2013 and 2012, respectively. For the three months ended December 31, 2013 and 2012, total share-based compensation costs charged against earnings were $8.5 million and $9.1 million, respectively.

Results of Operations

The following table shows the condensed results of operations of our business and the percentage relationship between net sales and the major categories in our condensed results of operations for the three months ended December 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended December 31,
	2013		2012
Net sales	$940,464	100.0%	$905,441	100.0%
Cost of products sold and distribution expenses	479,938	51.0%	461,073	50.9%
Gross profit	460,526	49.0%	444,368	49.1%
Total other operating costs and expenses	338,733	36.0%	322,497	35.6%
Operating earnings	121,793	13.0%	121,871	13.5%
Interest expense	28,489	3.1%	26,725	3.0%
Earnings before provision for income taxes	93,304	9.9%	95,146	10.5%
Provision for income taxes	35,309	3.7%	36,163	4.0%
Net earnings	$57,995	6.2%	$58,983	6.5%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2013	2012
Net sales:
Sally Beauty Supply	$573,355	$558,816
BSG	367,109	346,625
Consolidated	$940,464	$905,441
Gross profit	$460,526	$444,368
Gross profit margin	49.0%	49.1%
Selling, general and administrative expenses	$319,478	$305,689
Depreciation and amortization	$19,255	$16,808
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$103,543	$106,087
BSG	54,834	48,753
Segment operating profit	158,377	154,840
Unallocated expenses (a)	(28,062)	(23,918)
Share-based compensation expense	(8,522)	(9,051)
Operating earnings	121,793	121,871
Interest expense	(28,489)	(26,725)
Earnings before provision for income taxes	$93,304	$95,146
Segment operating profit margin:
Sally Beauty Supply	18.1%	19.0%
BSG	14.9%	14.1%
Consolidated operating profit margin	13.0%	13.5%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,444	3,332
BSG	1,249	1,193
Consolidated	4,693	4,525
Same store sales growth (b)
Sally Beauty Supply	0.9%	1.6%
BSG	5.2%	5.6%
Consolidated	2.2%	2.8%

(a)         Unallocated expenses consist of corporate and shared costs.

(b)         For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Our same store sales are calculated in constant dollars and include internet-based sales and the effect of store expansions, if applicable, but do not generally include the sales from stores relocated until 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until 14 months after the acquisition.

The Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Three Months Ended December 31,
	2013	2012	Increase (Decrease)
Net sales:
Sally Beauty Supply	$573,355	$558,816	$14,539	2.6%
BSG	367,109	346,625	20,484	5.9%
Consolidated net sales	$940,464	$905,441	$35,023	3.9%

Gross profit:
Sally Beauty Supply	$311,288	$304,201	$7,087	2.3%
BSG	149,238	140,167	9,071	6.5%
Consolidated gross profit	$460,526	$444,368	$16,158	3.6%

Gross profit margin:
Sally Beauty Supply	54.3%	54.4%	(0.1)%
BSG	40.7%	40.4%	0.3%
Consolidated gross profit margin	49.0%	49.1%	(0.1)%

Net Sales

Consolidated net sales increased by $35.0 million, or 3.9%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $30.9 million, or 3.4%. Certain other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels) in the aggregate contributed an increase in sales of approximately $6.9 million, or 0.8%, compared to the three months ended December 31, 2012. On the other hand, incremental sales from businesses acquired in the preceding 12 months were $2.8 million, or 0.3%, lower for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, mainly due to fewer acquisitions. Consolidated net sales for the three months ended December 31, 2013, are inclusive of a negative impact from changes in foreign currency exchange rates of approximately $0.5 million.

The $35.0 million increase in consolidated net sales reflects both increases in unit volume (including increases in sales at existing stores and the incremental sales from 175 company-operated stores opened or acquired during the last twelve months) and higher average unit prices (resulting from changes in product mix), including the impact on average unit prices of third-party brands introduced recently at our Sally Beauty Supply segment.

For the three months ended December 31, 2013, consolidated net sales reflect lower same store sales growth rates, particularly in the Sally Beauty Supply segment’s U.S. business, compared to stronger performance for the same stores in the three months ended December 31, 2012. The Sally Beauty Supply segment’s same store sales growth rate for the three months ended December 31, 2013 was adversely impacted by lower non-Beauty Club Card traffic in the U.S., as well as a difficult comparison against strong growth in certain Sally Beauty Supply product categories (such as hair care, and skin and nail care) in the three months ended December 31, 2012.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $14.5 million, or 2.6%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $17.4 million, or 3.1%. Certain other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate contributed an increase in sales of approximately $2.5 million, or 0.4%, compared to the three months ended December 31, 2012. On the other hand, for the three months ended December 31, 2012, incremental sales from businesses acquired in the preceding 12 months were $5.3 million with no comparable amount for the three months ended December 31, 2013. Net sales for Sally Beauty Supply for the three months ended December 31, 2013, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $1.4 million.

The $14.5 million increase in the Sally Beauty Supply segment’s net sales reflects both increases in unit volume (including increases in sales at existing stores and the incremental sales from 117 company-operated stores opened during the last twelve months) and higher average unit prices (resulting from changes in product mix), including the impact on average unit prices of third-party brands introduced recently.

For the three months ended December 31, 2013, the Sally Beauty Supply segment’s net sales reflect a lower same store sales growth rate primarily due to softer traffic in U.S. compared to the three months ended December 31, 2012. The impact of the lower same store sales growth rate on the segment’s net sales was offset by strong sales growth in the Sally Beauty Supply segment’s international businesses. The Sally Beauty Supply segment’s same store sales growth rate for the three months ended December 31, 2013 was adversely impacted by lower non-Beauty Club Card traffic in the U.S., as well as a difficult comparison against strong growth in certain product categories (such as hair care, and skin and nail care) in the three months ended December 31, 2012.

Beauty Systems Group.  Net sales for BSG increased by $20.5 million, or 5.9%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $13.6 million, or 3.9%, and sales through our distributor sales consultants contributed an increase of approximately $3.1 million, or 0.9%. For the three months ended December 31, 2013, incremental sales from businesses acquired in the preceding 12 months were $2.5 million with no comparable amount for the three months ended December 31, 2012. Other sales channels (including sales from stores that have been open for less than 14 months and sales through our franchise-based businesses) in the aggregate contributed an increase in sales of approximately $1.3 million, or 0.4%, compared to the three months ended December 31, 2012. Net sales for BSG for the three months ended December 31, 2013, are inclusive of a negative impact from changes in foreign currency exchange rates of approximately $1.9 million.

The $20.5 million increase in the BSG segment’s net sales reflects primarily increases in unit volume (including increases in sales at existing stores and the incremental sales from 58 company-operated stores opened or acquired during the last twelve months).

Gross Profit

Consolidated gross profit increased by $16.2 million, or 3.6%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, principally due to higher sales volume in both business segments and improved gross margins in the BSG segment as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross margin, decreased to 49.0% for the three months ended December 31, 2013, compared to 49.1% for the three months ended December 31, 2012. During the three months ended December 31, 2013, changes in foreign currency exchange rates did not have a material impact on our consolidated gross profit.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $7.1 million, or 2.3%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, principally as a result of higher sales volume, partially offset by a slight decrease in gross margins. Sally Beauty Supply’s gross profit as a percentage of net sales decreased to 54.3% for the three months ended December 31, 2013, compared to 54.4% for the three months ended December 31, 2012. This decrease was the result of a shift in product mix (to lower margin product), partially offset by lower distribution expenses in the three months ended December 31, 2013, particularly in some of the segment’s international operations.

Beauty Systems Group.  BSG’s gross profit increased by $9.1 million, or 6.5%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, principally as a result of higher sales volume and improved gross margins. BSG’s gross profit as a percentage of net sales increased to 40.7% for the three months ended December 31, 2013, compared to 40.4% for the three months ended December 31, 2012. This increase was principally as a result of a favorable impact of changes in product mix across the business (to higher margin product) and a shift in channel mix (including a year-over-year increase in company-operated store sales as a percentage of total sales). Sales at company-operated stores generally have a higher margin for us than sales through other channels.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $13.8 million, or 4.5%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (approximately 175 additional company-operated stores added since December 31, 2012, a 4.0% increase), higher advertising costs in the Sally Beauty Supply segment of $1.3 million and higher corporate expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $2.0 million). Selling, general and administrative expenses, as a percentage of net sales, increased to 34.0% for the three months ended December 31, 2013, compared to 33.8% for the three months ended December 31, 2012, mainly as a result of the expense increases mentioned earlier in this paragraph.

Depreciation and Amortization

Consolidated depreciation and amortization was $19.3 million for the three months ended December 31, 2013, compared to $16.8 million for the three months ended December 31, 2012. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended December 31,
	2013	2012	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$103,543	$106,087	$(2,544)	(2.4)%
BSG	54,834	48,753	6,081	12.5%
Segment operating profit	158,377	154,840	3,537	2.3%
Unallocated expenses	(28,062)	(23,918)	4,144	17.3%
Share-based compensation expense	(8,522)	(9,051)	(529)	(5.8)%
Operating earnings	$121,793	$121,871	$(78)	(0.1)%

Consolidated operating earnings decreased slightly for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. The decrease in consolidated operating earnings reflects a decrease in the Sally Beauty Supply segment’s operating profit and higher unallocated expenses, substantially offset by an increase in the BSG segment’s operating profit and lower share-based compensation expense, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased to 13.0% for the three months ended December 31, 2013, compared to 13.5% for the three months ended December 31, 2012. This decrease reflects the decline in consolidated gross margin described above and an increase in consolidated operating expenses as a percentage of consolidated net sales.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $2.5 million, or 2.4%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. The decrease in Sally Beauty Supply’s segment operating earnings was primarily a result of the incremental costs related to 117 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended December 31, 2013, higher advertising costs of $1.3 million and the incremental depreciation expense (approximately $1.7 million) associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings and ongoing information technology upgrades). The decrease was partially offset by an increase in the Sally Beauty Supply’s segment sales volume as described above. Segment operating earnings, as a percentage of net sales, decreased to 18.1% for the three months ended December 31, 2013, compared to 19.0% for the three months ended December 31, 2012. This decrease reflects the decline in the segment’s gross margin described above and an increase in the segment’s operating expenses as a percentage of the segment’s net sales mainly as a result of the expense increases mentioned earlier in this paragraph.

Beauty Systems Group.  BSG’s segment operating earnings increased by $6.1 million, or 12.5%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, primarily as a result of increased sales volume and improved gross margins, partially offset by the incremental costs related to 58 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended December 31, 2013. Segment operating earnings, as a percentage of net sales, increased to 14.9% for the three months ended December 31, 2013, compared to 14.1% for the three months ended December 31, 2012. This increase reflects a reduction in the segment’s operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses.  Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $4.1 million, or 17.3%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. This increase was due primarily to higher expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $2.0 million) and higher corporate expenses related primarily to on-going upgrades to our information technology systems.

Share-based Compensation Expense.  Total compensation costs charged against income for share-based compensation arrangements decreased by $0.5 million, or 5.8%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. This decrease was mainly due to lower award activity during the three months ended December 31, 2013, compared to the three months ended December 31, 2012 and the impact of awards that became fully vested since December 31, 2012, partially offset by the higher fair value at the date of grant of share-based awards during the three months ended December 31, 2013.

Interest Expense

Interest expense increased by $1.8 million to $28.5 million for the three months ended December 31, 2013, compared to $26.7 million for the three months ended December 31, 2012. The increase in interest expense was primarily attributable to the effect of higher principal balances on our debt outstanding during the three months ended December 31, 2013, including the senior notes due 2023 issued in October 2013, compared to the three months ended December 31, 2012.

Provision for Income Taxes

The provision for income taxes was $35.3 million and $36.2 million, and the effective income tax rate was 37.8% and 38.0%, for the three months ended December 31, 2013 and 2012, respectively.

The annual effective tax rate for the fiscal year 2014 is currently expected to be in the range of 36.5% to 37.5%, versus a comparable actual tax rate for the full fiscal year 2013 of 36.7%.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $1.0 million, or 1.7%, to $58.0 million for the three months ended December 31, 2013, compared to $59.0 million for the three months ended December 31, 2012. Net earnings, as a percentage of net sales, were 6.2% for the three months ended December 31, 2013, compared to 6.5% for the three months ended December 31, 2012.

Financial Condition

December 31, 2013 Compared to September 30, 2013

Working capital (current assets less current liabilities) increased by $216.3 million to $689.5 million at December 31, 2013, compared to $473.2 million at September 30, 2013. The ratio of current assets to current liabilities was 2.58 to 1.00 at December 31, 2013, compared to 1.87 to 1.00 at September 30, 2013. The increase in working capital reflects an increase of $110.8 million in current assets and a decrease of $105.5 million in current liabilities. The increase in current assets as of December 31, 2013, includes an increase of $110.8 million in cash and cash equivalents due primarily to proceeds from the issuance of $200.0 million aggregate principal amount of our 5.5% senior notes due 2023 in October 2013 and cash provided by operating activities of $60.1 million during the three months ended December 31, 2013, partially offset by our repayment of borrowings outstanding under the ABL facility of $88.5 million and repurchases of shares of our common stock of $66.2 million (please see “Liquidity and Capital Resources, Historical Cash Flows” below for a more detailed discussion of sources and uses of cash during the periods covered by this Quarterly Report). The decrease in current liabilities includes a decrease in current maturities of long-term debt of $76.2 million, a decrease of $30.0 million in accrued liabilities and a decrease of $25.6 million in accounts payable, partially offset by an increase in income taxes payable of $26.3 million, as discussed below.

Accounts payable decreased by $25.6 million to $247.9 million at December 31, 2013, compared to $273.5 million at September 30, 2013 due primarily to the timing of payments to suppliers mainly in connection with recent purchases of merchandise inventory and capital expenditures. Accrued liabilities decreased by $30.0 million to $154.7 million at December 31, 2013, compared to $184.8 million at September 30, 2013, due primarily to the timing of payments of interest on our long-term debt and of employee compensation and compensation-related expenses. Interest on the Company’s senior notes is payable semi-

annually, during the Company’s first and third fiscal quarters. Income taxes payable increased by $26.3 million to $32.7 million at December 31, 2013, compared to $6.4 million at September 30, 2013, due primarily to the incremental income tax liability related to earnings generated in the three months ended December 31, 2013.

Total stockholders’ deficit, for the three months ended December 31, 2013, decreased by $12.3 million primarily as a result of net earnings of $58.0 million, an increase in additional paid-in capital resulting from share-based compensation expense and the impact of exercises of stock options, in the aggregate, of approximately $17.9 million and a decrease in accumulated other comprehensive loss, net of tax, resulting from foreign currency translation adjustments of $2.6 million. The decrease in total stockholders’ deficit was significantly offset by our repurchase and subsequent retirement of 2.4 million shares of our common stock for approximately $66.2 million.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for additional information on our liquidity and capital resources.

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures and share repurchases. As a holding company, we depend on our subsidiaries, including Sally Holdings LLC (which we refer to as “Sally Holdings”), to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with relevant laws, and covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings’ ability to pay dividends to us. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

At December 31, 2013, cash and cash equivalents were $157.9 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, share repurchases and potential acquisitions and to finance anticipated capital expenditures, over the next twelve months.

However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales and operating improvements will be realized, or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. The funds drawn on an individual occasion during the three months ended December 31, 2013 have varied in amounts up to $5.5 million, total amounts outstanding have ranged from zero up to $94.0 million and the average daily balance outstanding was $26.8 million. During the three months ended December 31, 2013, the weighted average interest rate on our borrowings under the ABL facility was 2.0%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of December 31, 2013, Sally Holdings had $469.9 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. The agreements and instruments governing the debt of Sally Holdings and its subsidiaries contain material limitations on their ability to pay dividends and other restricted payments to us which, in turn, constitute material limitations on our ability to pay dividends and other payments to our stockholders. Please see “Long-Term Debt Covenant” below.

Share Repurchase Programs

On March 5, 2013, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $700.0 million of our common stock over the next eight quarters (the “2013 Share Repurchase Program”). During the three months ended December 31, 2013, the Company repurchased and retired approximately 2.4 million shares at a cost of $66.2 million under the 2013 Share Repurchase Program. We funded these share repurchases with the cash proceeds from our October 2013 debt issuance and cash from operations. The 2013 Share Repurchase Program expires on or about March 5, 2015. As of December 31, 2013, we had repurchased approximately 10.9 million shares of our common stock under the 2013 Share Repurchase Program at an aggregate cost of $309.5 million and had approximately $390.5 million of additional share repurchase authority remaining under such program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for acquisitions, capital expenditures, repayments of long-term debt and share repurchases. The following table shows our sources and uses of funds for the three months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,
	2013	2012
Net cash provided by operating activities	$60,104	$43,158
Net cash used by investing activities	(13,375)	(22,949)
Net cash provided (used) by financing activities	63,927	(112,643)
Effect of foreign currency exchange rate changes on cash and cash equivalents	153	211
Net increase (decrease) in cash and cash equivalents	$110,809	$(92,223)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2013 increased by $16.9 million to $60.1 million, compared to $43.2 million during the three months ended December 31, 2012. This increase was mainly due to changes in the components of working capital in the normal course of our business.

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2013 decreased by $9.6 million to $13.4 million, compared to $23.0 million during the three months ended December 31, 2012 due to a decrease in capital expenditures. This decrease reflects, in Sally Beauty Supply segment, our opening of a distribution facility in the first half of the fiscal year 2013 and lower expenditures in our point-of-sale system upgrade project in the U.S., as we get closer to completing that capital project.

Net Cash Provided (Used) by Financing Activities

Net cash provided (used) by financing activities changed by $176.6 million to cash provided of $63.9 million during the three months ended December 31, 2013, compared to cash used of $112.6 million during the three months ended December 31, 2012. This change was primarily due to gross proceeds from our issuance of the senior notes due 2023 in October 2013 ($200.0 million) and a decrease in cash used to repurchase shares of our common stock of $55.8 million, partially offset by repayment of borrowings under the ABL facility ($76.0 million) and debt issuance costs of $3.9 million paid in connection with issuance of the senior notes due 2023 with no comparable amount in the three months ended December 31, 2012.

Credit Facilities

Outstanding Long-Term Debt

In the fiscal year ended September 30, 2011, Sally Holdings entered into a $400 million, five-year asset-based senior secured loan facility (the “ABL facility”). The availability of funds under the ABL facility, as amended on June 8, 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations.

On July 26, 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL Facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 26, 2018 and improved certain other covenant terms. At December 31, 2013, the Company had $469.9 million available for borrowing under the ABL facility, including the Canadian sub-facility. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

In the fiscal year ended September 30, 2012, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both indirect wholly-owned subsidiaries of the Company, issued $750.0 million aggregate principal amount of their 6.875% Senior Notes due 2019 (the “senior notes due 2019”) and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the “senior notes due 2022”), including notes in the aggregate principal amount of $150.0 million which were issued at par plus a premium. Such premium is being amortized over the term of the notes using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million and for general corporate purposes.

On October 29, 2013, the Issuers, the Company and certain domestic subsidiaries of the Company entered into an underwriting agreement pursuant to which the Issuers sold $200.0 million aggregate principal amount of the Issuers’ 5.5% Senior Notes due 2023. The senior notes due 2023 bear interest at an annual rate of 5.5% and were issued at par. The Company used the net proceeds from this debt issuance, approximately $196.3 million, to repay borrowings outstanding under the ABL facility of $88.5 million and intends to use the remaining amount for general corporate purposes.

In connection with the issuances of the senior notes due 2023, the Company incurred and capitalized financing costs of approximately $3.9 million. This amount is included in other assets on our consolidated balance sheets and is being amortized over the term of the senior notes due 2023 using the effective interest method.

Details of long-term debt (excluding capitalized leases) as of December 31, 2013 are as follows (dollars in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$—	July 2018	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR (a) plus (1.50% to 1.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022 (b)	858,148	June 2022	5.750% (b)
Senior notes due 2023	200,000	Nov. 2023	5.50%
Other (c)	1,026	2014-2015	4.93% to 5.79%
Total	$1,809,174

(a)                 LIBOR means the London Interbank Offered Rate.

(b)                Includes unamortized premium of $8.1 million related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

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

Borrowings under the ABL facility are secured by substantially all of our assets, those of Sally Investment Holdings LLC, a subsidiary of the Company (“Sally Investment”), those of our domestic subsidiaries, those of our Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and a pledge of certain intercompany notes. The senior notes due 2019, the senior notes due 2022 and the senior notes due 2023 (which we refer to collectively as “the Notes” or the “senior notes due 2019, 2022 and 2023”) are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019, 2022 and 2023 is payable semi-annually, during the Company’s first and third fiscal quarters.

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of December 31, 2013, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The senior notes due 2023 carry optional redemption features whereby the Company has the option to redeem the notes, in whole or in part, on or after November 1, 2021 at par, plus accrued and unpaid interest, if any, and on or after November 1, 2018 at par plus a premium declining ratably to par, plus accrued and unpaid interest, if any. Prior to November 1, 2018, the notes may be redeemed, in whole or in part, at a redemption price equal to par plus a make-whole premium as provided in the indenture, plus accrued and unpaid interest, if any. In addition, on or prior to November 1, 2016, the Company has the right to redeem at par plus a specified premium, plus accrued and unpaid interest, if any, up to 35% of the aggregate principal amount of notes originally issued, subject to certain limitations, with the proceeds from certain kinds of equity offerings, as defined in the indenture.

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At December 31, 2013, the Company’s Secured Leverage Ratio was approximately 0.05 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA, as defined in the ABL facility.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At December 31, 2013, the Company’s Consolidated Coverage Ratio was approximately 5.9 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At December 31, 2013, the Company’s Consolidated Total Leverage Ratio was approximately 2.8 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of December 31, 2013, the Consolidated Fixed Charge Coverage Ratio was approximately 4.1 to 1.0.

When used in this Quarterly Report, the phrase “Consolidated EBITDA” is intended to have the meaning ascribed to such phrase in the ABL facility or the indentures governing the senior notes due 2019, 2022 and 2023, as appropriate. EBITDA is not a recognized measurement under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Further, our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. Please see “Risk Factors—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Capital Requirements

During the three months ended December 31, 2013, capital expenditures were $13.4 million. For fiscal year 2014, we anticipate total capital expenditures in the range of approximately $85.0 million to $90.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of business in any of our contractual obligations since September 30, 2013, except for the issuance, in October 2013, of $200.0 million aggregate principal amount of our 5.5% senior notes due 2023.

Off-Balance Sheet Financing Arrangements

At December 31, 2013 and September 30, 2013, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $21.9 million and $23.9 million at December 31, 2013 and September 30, 2013, respectively.

Inflation

We believe inflation has not had a material effect on our results of operations.

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

Our critical accounting estimates, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, include but are not limited to the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, assessment of long-lived assets and intangible assets for impairment and share-based payments. There have been no material changes to our critical accounting estimates or assumptions since September 30, 2013.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. For each of the fiscal years 2013, 2012 and 2011, approximately 19% of our consolidated net sales were made in currencies other than the U.S. dollar. For the three months ended December 31, 2013, our consolidated net sales reflect approximately $0.5 million in negative impact from changes in foreign currency exchange rates and other comprehensive income reflects $2.6 million in foreign currency translation adjustments. Fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 2.0% in the three months ended December 31, 2013 and would have impacted our consolidated total assets by approximately 2.6% at December 31, 2013.

The Company uses foreign exchange contracts including, at December 31, 2013, foreign currency options with an aggregate notional amount of $9.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency options enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.32, are with a single counterparty and expire ratably through September 15, 2014.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at December 31, 2013, we held: (a) a foreign currency forward which enables us to sell approximately €15.2 million ($21.0 million, at the December 31, 2013 exchange rate) at the contractual exchange rate of approximately 1.3744, (b) a foreign currency forward which enables us to sell approximately $3.2 million Canadian dollars ($3.0 million, at the December 31, 2013 exchange rate) at the contractual exchange rate of 1.0641, (c) a foreign currency forward which enables us to buy approximately $10.9 million Canadian dollars ($10.3 million, at the December 31, 2013 exchange rate) at the contractual exchange rate of 1.0738, (d) a foreign currency forward which enables us to sell approximately 25.4 million Mexican pesos ($1.9 million, at the December 31, 2013 exchange rate) at the contractual exchange rate of 13.1275 and (e) foreign currency forwards which enable us to sell approximately £8.4 million ($13.9 million, at the December 31, 2013 exchange rate) at the weighted average contractual exchange rate of 1.6358. The foreign currency forwards discussed in this paragraph are with a single counterparty (not the same party as the counterparty on the options discussed in the preceding paragraph). Of the foreign exchange contracts discussed in this paragraph, foreign currency forwards with an aggregate notional amount of £3.1 million ($5.1 million, at the December 31, 2013 exchange rate) expire ratably through September 10, 2014. The remaining foreign currency forwards discussed in this paragraph expire on or before March 31, 2014.

In addition, the Company uses foreign exchange contracts including, at December 31, 2013, foreign currency forwards with an aggregate notional amount of €2.7 million ($3.7 million, at the December 31, 2013 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8428, are with a single counterparty (the same counterparty as that on the forwards discussed in the immediately preceding paragraph) and expire ratably through September 30, 2014.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. As such, for the three months ended December 31, 2013 and 2012, selling, general and administrative expenses include net losses of $0.9 million and $1.0 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At December 31, 2013, there were no borrowings outstanding under our ABL facility and the Company held no such derivatives instruments. Currently, we do not purchase or hold any derivative instruments for speculative or trading purposes.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at December 31, 2013.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2013, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in that report are not the only risks facing our company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended December 31, 2013:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2013	737,823	$26.23	737,823	$437,335,454
November 1 through November 30, 2013	444,778	26.86	444,778	425,388,652
December 1 through December 31, 2013	1,257,396	27.74	1,257,396	390,505,914
Total this quarter	2,439,997	$27.12	2,439,997	$390,505,914

(1)         The table above does not include 34,380 shares of the Company’s common stock surrendered by employees of the Company to satisfy tax withholding obligations due upon the vesting of restricted stock awards under the Company’s share-based compensation plans.

(2)         On March 5, 2013, the Company announced that its Board of Directors approved a share repurchase program authorizing it to repurchase up to $700.0 million of its common stock over a period of eight quarters commencing on that date (the “2013 Share Repurchase Program”). The 2013 Share Repurchase Program expires on or about March 5, 2015.

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

(a) Not applicable

(b) Not applicable

Item 6. Exhibits

Exhibit No.	Description
3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Fifth Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 30, 2014

4.1

Second Supplemental Indenture dated as of October 29, 2013, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 29, 2013

10.1

Severance agreement between Tobin Anderson and the Company effective as of November 12, 2013, which is incorporated herein by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on November 14, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty*

101

Pursuant to Rule 406T of Regulation S-T, the following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date:	February 6, 2014

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer