Form 10-Q
period 2014-03-31
Sally Beauty Holdings, Inc.
filed 2014-05-01
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2014

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

As of April 25, 2014, there were 161,896,636 shares of the issuer’s common stock outstanding.

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

•             a significant data security breach, including misappropriation of our customers’ or employees’ confidential information,  and the potential costs related thereto;

•             the negative impact on our reputation and loss of confidence of our customers, suppliers and others arising from a significant data security breach;

•             the costs and diversion of management’s attention required to investigate and remediate a data security breach;

•             the ultimate determination of the extent or scope of the potential liabilities relating to our recent data security incident;

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

•             the potential impact on us if the financial institutions we deal with become impaired; and

•             the costs and effects of litigation.

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in Item 1A. “Risk Factors” contained in Part II of this Quarterly Report on Form 10-Q and in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission. The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of March 31, 2014 and September 30, 2013, the consolidated statements of earnings and consolidated statements of comprehensive income for the three and six months ended March 31, 2014 and 2013, and the consolidated statements of cash flows for the six months ended March 31, 2014 and 2013 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net sales	$919,471	$898,239	$1,859,935	$1,803,680
Cost of products sold and distribution expenses	463,075	453,785	943,013	914,858
Gross profit	456,396	444,454	916,922	888,822
Selling, general and administrative expenses	312,813	299,370	632,291	605,059
Depreciation and amortization	19,495	17,247	38,750	34,055
Operating earnings	124,088	127,837	245,881	249,708
Interest expense	29,258	26,779	57,747	53,503
Earnings before provision for income taxes	94,830	101,058	188,134	196,205
Provision for income taxes	36,338	36,169	71,647	72,332
Net earnings	$58,492	$64,889	$116,487	$123,873

Earnings per share:
Basic	$0.36	$0.37	$0.71	$0.70
Diluted	$0.35	$0.36	$0.70	$0.69

Weighted average shares:
Basic	162,535	173,461	163,075	175,930
Diluted	166,140	178,389	166,637	180,743

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net earnings	$58,492	$64,889	$116,487	$123,873
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,715)	(11,794)	(148)	(9,136)
Total other comprehensive income, before tax	(2,715)	(11,794)	(148)	(9,136)
Income taxes related to other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	(2,715)	(11,794)	(148)	(9,136)
Total comprehensive income	$55,777	$53,095	$116,339	$114,737

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31, 2014	September 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$202,451	$47,115
Trade accounts receivable, less allowance for doubtful accounts of $2,339 at March 31, 2014 and $2,556 at September 30, 2013	49,830	57,049
Accounts receivable, other	40,579	39,196
Inventory	819,752	808,313
Other current assets	32,957	31,658
Deferred income tax assets, net	32,460	32,486
Total current assets	1,178,029	1,015,817
Property and equipment, net of accumulated depreciation of $396,336 at March 31, 2014 and $375,232 at September 30, 2013	229,188	229,540
Goodwill	537,333	538,278
Intangible assets, excluding goodwill, net of accumulated amortization of $78,875 at March 31, 2014 and $71,759 at September 30, 2013	123,542	130,097
Other assets	37,933	36,354
Total assets	$2,106,025	$1,950,086
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1,610	$78,018
Accounts payable	265,856	273,456
Accrued liabilities	187,534	184,762
Income taxes payable	7,215	6,417
Total current liabilities	462,215	542,653
Long-term debt	1,811,900	1,612,685
Other liabilities	27,146	24,286
Deferred income tax liabilities, net	73,591	73,941
Total liabilities	2,374,852	2,253,565
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 162,394 and 164,762 shares issued and 162,151 and 164,425 shares outstanding at March 31, 2014 and September 30, 2013, respectively	1,622	1,644
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	8,825	91,022
Accumulated deficit	(268,603)	(385,090)
Treasury stock, 25 shares at March 31, 2014 and 47 shares at September 30, 2013, at cost	(705)	(1,237)
Accumulated other comprehensive loss, net of tax	(9,966)	(9,818)
Total stockholders’ deficit	(268,827)	(303,479)
Total liabilities and stockholders’ deficit	$2,106,025	$1,950,086

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net earnings	$116,487	$123,873
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,750	34,055
Share-based compensation expense	11,790	12,313
Amortization of deferred financing costs	1,873	1,810
Excess tax benefit from share-based compensation	(11,682)	(8,294)
Deferred income taxes	(825)	6,082
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	7,315	2,489
Accounts receivable, other	(1,211)	1,510
Inventory	(11,972)	(22,343)
Other current assets	1,022	10,082
Other assets	314	(33)
Accounts payable and accrued liabilities	(6,242)	(30,970)
Income taxes payable	10,445	6,057
Other liabilities	2,836	(464)
Net cash provided by operating activities	158,900	136,167
Cash Flows from Investing Activities:
Capital expenditures	(30,343)	(43,112)
Acquisitions, net of cash acquired	—	(670)
Net cash used by investing activities	(30,343)	(43,782)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	232,719	58,500
Repayments of long-term debt	(109,549)	(36,947)
Repurchases of common stock	(125,644)	(313,349)
Debt issuance costs	(3,893)	—
Proceeds from exercises of stock options	21,389	13,256
Excess tax benefit from share-based compensation	11,682	8,294
Net cash provided (used) by financing activities	26,704	(270,246)
Effect of foreign exchange rate changes on cash and cash equivalents	75	(103)
Net increase (decrease) in cash and cash equivalents	155,336	(177,964)
Cash and cash equivalents, beginning of period	47,115	240,220
Cash and cash equivalents, end of period	$202,451	$62,256

Supplemental Cash Flow Information:
Interest paid	$51,234	$53,373
Income taxes paid	$63,379	$52,998

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.              Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or “the Company”) sell professional beauty supplies, through its Sally Beauty Supply retail stores primarily in the U.S., Puerto Rico, Canada, Mexico, Chile, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Additionally, the Company distributes professional beauty products to salons and salon professionals through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern regions of the U.S., and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2014 and September 30, 2013, and its consolidated results of operations for the three and six months ended March 31, 2014 and 2013 and consolidated cash flows for the six months ended March 31, 2014 and 2013.

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

The Company made no accounting changes during the six months ended March 31, 2014.

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at March 31, 2014 and September 30, 2013 (in thousands):

	As of March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$125,504	$125,504	$—	—
Foreign exchange contracts (b)	63	—	63	—
Total assets	$125,567	$125,504	$63	—

Liabilities
Long-term debt (c)	$1,918,095	$1,912,500	$5,595	—
Foreign exchange contracts (b)	221	—	221	—
Total liabilities	$1,918,316	$1,912,500	$5,816	—

	As of September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (b)	$152	—	$152	—
Total assets	$152	—	$152	—

Liabilities
Long-term debt (c)	$1,753,822	$1,671,500	$82,322	—
Foreign exchange contracts (b)	36	—	36	—
Total liabilities	$1,753,858	$1,671,500	$82,358	—

(a)         Cash equivalents, at March 31, 2014, consist of highly liquid investments which have no maturity and are valued using unadjusted quoted market prices for such securities. The Company may from time to time invest in securities with maturities of three months or less (consisting primarily of investment-grade corporate or government bonds), with the primary investment objective of minimizing the potential risk of loss of principal.

(b)         Foreign exchange contracts (including foreign currency forwards and options) are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as market foreign currency exchange rates. Please see Note 11 for more information about the Company’s foreign exchange contracts.

(c)          Long-term debt (including current maturities and borrowings under the ABL facility, if any) is carried in the Company’s consolidated financial statements at amortized cost of $1,813.5 million at March 31, 2014 and $1,690.7 million at September 30, 2013. The Company’s senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations), is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs such as market interest rates. Please see Note 10 for more information about the Company’s debt.

5.              Accumulated Stockholders’ Equity (Deficit)

In August 2012, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300.0 million of its common stock (the “2012 Share Repurchase Program”). In addition, in March 2013, the Company announced that its Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $700.0 million of its common stock over the eight quarters commencing on such date (the “2013 Share Repurchase Program”). In connection with the authorization of the 2013 Share Repurchase Program, the Company’s Board of Directors terminated the 2012 Share Repurchase Program.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

During the six months ended March 31, 2014, the Company repurchased and subsequently retired approximately 4.5 million shares of its common stock under the 2013 Share Repurchase Program at an aggregate cost of $125.6 million and, during the six months ended March 31, 2013, the Company repurchased and subsequently retired approximately 12.0 million shares of its common stock under the 2013 Share Repurchase Program or the 2012 Share Repurchase Program at an aggregate cost of $313.3 million. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts.

At March 31, 2014 and September 30, 2013, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $10.0 million and $9.8 million, respectively, and is net of income taxes of $2.9 million at each date. Comprehensive income reflects changes in accumulated stockholders’ equity (deficit) from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company’s only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

6.              Earnings Per Share

Basic earnings per share, is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net earnings	$58,492	$64,889	$116,487	$123,873
Total weighted average basic shares	162,535	173,461	163,075	175,930
Dilutive securities:
Stock options and stock award programs	3,605	4,928	3,562	4,813
Total weighted average diluted shares	166,140	178,389	166,637	180,743
Earnings per share:
Basic	$0.36	$0.37	$0.71	$0.70
Diluted	$0.35	$0.36	$0.70	$0.69

At March 31, 2014 and 2013, options to purchase 1,460,803 shares and 1,577,766 shares, respectively, of the Company’s common stock were outstanding but not included in the computation of diluted earnings per share, since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period.

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

The Company granted approximately 1.5 million and 1.6 million stock options and approximately 36,000 and 128,000 restricted share awards to its employees and consultants during the six months ended March 31, 2014 and 2013, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.3 million and $5.9 million in the six months ended March 31, 2014 and 2013, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”) and certain predecessor share-based compensation plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”). In addition, the Company granted approximately 27,000 and 34,000 restricted stock units to its non-employee directors during the six months ended March 31, 2014 and 2013, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Share-based compensation expense	$3,268	$3,262	$11,790	$12,313
Income tax benefit related to share-based compensation expense	$1,166	$1,168	$4,347	$4,570

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

The following table presents a summary of the activity for the Company’s stock option awards for the six months ended March 31, 2014:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2013	10,408	$12.89	6.2	$138,139
Granted	1,465	26.30
Exercised	(2,157)	9.92
Forfeited or expired	(173)	19.11
Outstanding at March 31, 2014	9,543	$15.51	6.6	$113,509

Exercisable at March 31, 2014	5,461	$10.90	5.3	$90,088

The following table summarizes additional information about stock options outstanding under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2014 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2014 (in Thousands)	Weighted Average Exercise Price
$2.00 – 9.66	3,173	4.2	$7.58	3,173	$7.58
$11.39–26.30	6,370	7.8	19.45	2,288	15.52
Total	9,543	6.6	$15.51	5,461	$10.90

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Six Months Ended March 31,
	2014	2013
Expected life (in years)	5.0	5.0
Expected volatility for the Company’s stock	48.4%	56.3%
Risk-free interest rate	1.3%	0.8%
Dividend yield	0.0%	0.0%

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

The weighted average fair value of the stock options issued by the Company at the date of grant in the six months ended March 31, 2014 and 2013 was $11.32 and $11.29 per option, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2014 was $40.0 million. The cash proceeds from these option exercises were $21.4 million and the tax benefit realized from these option exercises was $14.7 million.

At March 31, 2014, approximately $18.9 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.5 years.

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

The following table presents a summary of the activity for the Company’s restricted stock awards for the six months ended March 31, 2014:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2013	337	$16.30	3.1
Granted	36	26.63
Vested	(108)	12.95
Forfeited	(22)	17.97
Unvested at March 31, 2014	243	$19.18	3.3

At March 31, 2014, approximately $2.3 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.3 years.

Restricted Stock Units

The Company currently grants Restricted Stock Unit (“RSU” or “RSUs”) awards, which generally vest within one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted RSU awards to its non-employee directors.  RSUs represent an unsecured promise of the Company to issue shares of common stock of the Company. Unless forfeited prior to the vesting date, RSUs are converted into shares of the Company’s common stock generally on the vesting date. An

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of common stock of the Company that would otherwise be issued to such director on the vesting date. RSUs granted prior to fiscal year 2012, are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle the vested deferred stock units with shares of the Company’s common stock or in cash.

The Company expenses the cost of the RSUs, which is determined to be the fair value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s RSUs for the six months ended March 31, 2014:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2013	—	$—	—
Granted	27	26.30
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2014	27	$26.30	0.5

At March 31, 2014, approximately $0.4 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.5 years.

8.            Goodwill and Intangible Assets

During the three months ended March 31, 2014, the Company completed its annual assessment for impairment of goodwill and no impairment losses were recognized in the current or prior periods presented in connection with the Company’s goodwill.

During the three months ended March 31, 2014, the Company also completed its annual assessment for impairment of intangible assets, other than goodwill, including indefinite-lived intangible assets. There were no material impairment losses recognized in the current or prior periods presented in connection with the Company’s intangible assets.

Amortization expense was $3.6 million and $3.1 million for the three months ended March 31, 2014 and 2013; and $7.1 million and $6.4 million for the six months ended March 31, 2014 and 2013, respectively.

9.              Commitments and Contingencies

In March 2014, the Company disclosed that there had been an unauthorized intrusion into its Sally Beauty Supply segment’s network, which we refer to as the Data Security Incident. As previously disclosed, the Company is currently conducting a comprehensive investigation of the Data Security Incident with the assistance of its advisers. As of April 30, 2014, the scope of the potential liabilities relating to the Data Security Incident, or a range thereof, cannot be reasonably estimated. For the six months ended March 31, 2014, selling, general and administrative expenses reflect a charge of $1.1 million, consisting primarily of professional advisory and legal costs incurred in connection with our investigation of the Data Security Incident.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

10.   Short-term Borrowings and Long-term Debt

Details of long-term debt as of March 31, 2014 and September 30, 2013 are as follows (dollars in thousands):

	As of
	March 31, 2014	September 30, 2013	Interest Rates
ABL facility	$—	$76,000	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(a) plus (1.50% to 1.75%)
Senior notes due Nov. 2019	750,000	750,000	6.875%
Senior notes due Jun. 2022(b)	857,915	858,381	5.750%(b)
Senior notes due Nov. 2023	200,000	—	5.50%
Other, due 2014-2015(c)	720	1,310	4.93% to 5.79%
Total	$1,808,635	$1,685,691

Capital leases and other	4,875	5,012
Less: current portion	1,610	78,018
Total long-term debt	$1,811,900	$1,612,685

(a)         London Interbank Offered Rate (“LIBOR”).

(b)         Includes unamortized premium of $7.9 million and $8.4 million as of March 31, 2014 and September 30, 2013, respectively, related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

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

On July 26, 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 26, 2018 and improved certain other covenant terms. At March 31, 2014, the Company had $478.1 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility), together with general intangibles and certain other personal property of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) relating to the accounts and inventory, as well as deposit accounts of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

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

Maturities of the Company’s long-term debt are as follows as of March 31, 2014 (in thousands):

Twelve months ending March 31:
2015	$690
2016	30
2017-2019	—
Thereafter	1,807,915
$1,808,635
Capital lease obligations	4,875
Less: current portion	1,610
Total	$1,811,900

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At March 31, 2014, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA, as defined in the ABL facility.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At March 31, 2014, the Company’s Consolidated Coverage Ratio was approximately 5.8 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense, as defined in the indentures, for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At March 31, 2014, the Company’s Consolidated Total Leverage Ratio was approximately 2.8 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of March 31, 2014, the Consolidated Fixed Charge Coverage Ratio was approximately 4.0 to 1.0.

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

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of March 31, 2014, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At March 31, 2014, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivatives instruments in connection therewith.

As of March 31, 2014, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

The Company may use from time to time derivative instruments designated as hedges to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate. The Company did not purchase or hold any such derivatives at March 31, 2014.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate.

The Company uses foreign exchange contracts including, at March 31, 2014, foreign currency options with an aggregate notional amount of $6.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency options enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.32, are with a single counterparty and expire ratably through September 15, 2014.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at March 31, 2014, we held: (a) a foreign currency forward which enables us to sell approximately €19.7 million ($27.1 million, at the March 31, 2014 exchange rate) at the contractual exchange rate of 1.3743, (b) a foreign currency forward which enables us to sell approximately $3.8 million Canadian dollars ($3.4 million, at the March 31, 2014 exchange rate) at the contractual exchange rate of 1.1060, (c) a foreign currency forward which enables us to buy approximately $10.9 million Canadian dollars ($9.9 million, at the March 31, 2014 exchange rate) at the contractual exchange rate of 1.1053, (d) a foreign currency forward which enables us to sell approximately 20.9 million Mexican pesos ($1.6 million, at the March 31, 2014 exchange rate) at the contractual exchange rate of 13.0825 and (e) foreign currency forwards which enable us to sell approximately £7.4 million ($12.4 million, at the March 31, 2014 exchange rate) at the weighted average contractual exchange rate of 1.6484. The foreign currency forwards discussed in this paragraph are with a single counterparty (not the same party as the counterparty on the options discussed in the preceding paragraph). Of the foreign exchange contracts discussed in this paragraph, foreign currency forwards with an aggregate notional amount of £2.0

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

million ($3.4 million, at the March 31, 2014 exchange rate) expire ratably through September 10, 2014. The remaining foreign currency forwards discussed in this paragraph expire on or before June 30, 2014.

In addition, the Company uses foreign exchange contracts including, at March 31, 2014, foreign currency forwards with an aggregate notional amount of €1.8 million ($2.5 million, at the March 31, 2014 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8431, are with a single counterparty (the same counterparty as that on the foreign currency forwards discussed in the immediately preceding paragraph) and expire ratably through September 30, 2014.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses reflect net losses of $0.4 million and net gains of $1.3 million for the three months ended March 31, 2014 and 2013, respectively, and, for the six months ended March 31, 2014 and 2013, net losses of $1.3 million and net gains of $0.3 million, respectively, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheet as of March 31, 2014 and September 30, 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	March 31, 2014	September 30, 2013	Classification	March 31, 2014	September 30, 2013
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$63	$152	Accrued liabilities	$221	$36
		$63	$152		$221	$36

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the three months ended March 31, 2014 and 2013 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Three Months Ended March 31,
Hedging Instruments	Income	2014	2013
Foreign exchange contracts	Selling, general and administrative expenses	$(438)	$1,305

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the six months ended March 31, 2014 and 2013 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Six Months Ended March 31,
Hedging Instruments	Income	2014	2013
Foreign exchange contracts	Selling, general and administrative expenses	$(1,296)	$285

Credit-risk-related Contingent Features

At March 31, 2014, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was $0.2 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

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

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Sales between segments, which were eliminated in consolidation, were not material during the three and six months ended March 31, 2014 and 2013.

Segment data for the three and six months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales:
Sally Beauty Supply	$569,618	$555,977	$1,142,973	$1,114,793
BSG	349,853	342,262	716,962	688,887
Total	$919,471	$898,239	$1,859,935	$1,803,680
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$105,474	$105,956	$209,017	$212,043
BSG	50,882	49,821	105,717	98,573
Segment operating profit	156,356	155,777	314,734	310,616
Unallocated expenses (a)	(29,000)	(24,678)	(57,063)	(48,595)
Share-based compensation expense	(3,268)	(3,262)	(11,790)	(12,313)
Interest expense	(29,258)	(26,779)	(57,747)	(53,503)
Earnings before provision for income taxes	$94,830	$101,058	$188,134	$196,205

(a)       Unallocated expenses consist of corporate and shared costs.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

14.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2014 and September 30, 2013, and the related condensed consolidating statements of earnings and condensed consolidating statements of comprehensive income for the three and six months ended March 31, 2014 and 2013, and condensed consolidating statements of cash flows for the six months ended March 31, 2014 and 2013 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient, as guarantor subsidiaries are 100% indirectly owned by the Parent and all guarantees are full and unconditional. Additionally, the accounts, inventory, credit card receivables, deposit accounts, certain intercompany notes and certain other personal property of the guarantor subsidiaries relating to the inventory and accounts are pledged under the ABL facility and consequently may not be available to satisfy the claims of general creditors.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$125,504	$38,880	$38,067	$—	$202,451
Trade and other accounts receivable, less allowance for doubtful accounts	—	—	55,767	34,642	—	90,409
Due from affiliates	—	—	1,349,801	104	(1,349,905)	—
Inventory	—	—	609,478	210,274	—	819,752
Other current assets	4,713	196	12,609	15,439	—	32,957
Deferred income tax assets, net	(391)	(379)	31,504	1,726	—	32,460
Property and equipment, net	1	—	149,603	79,584	—	229,188
Investment in subsidiaries	357,129	2,685,617	391,038	—	(3,433,784)	—
Goodwill and other intangible assets, net	—	—	477,745	183,130	—	660,875
Other assets	—	31,286	1,260	5,387	—	37,933
Total assets	$361,452	$2,842,224	$3,117,685	$568,353	$(4,783,689)	$2,106,025

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$6	$—	$208,821	$57,029	$—	$265,856
Due to affiliates	630,514	633,226	104	86,061	(1,349,905)	—
Accrued liabilities	339	40,884	119,368	26,943	—	187,534
Income taxes payable	964	3,456	1	2,794	—	7,215
Long-term debt	—	1,807,915	322	5,273	—	1,813,510
Other liabilities	—	—	24,566	2,580	—	27,146
Deferred income tax liabilities, net	(1,544)	(386)	78,886	(3,365)	—	73,591
Total liabilities	630,279	2,485,095	432,068	177,315	(1,349,905)	2,374,852
Total stockholders’ (deficit) equity	(268,827)	357,129	2,685,617	391,038	(3,433,784)	(268,827)
Total liabilities and stockholders’ (deficit) equity	$361,452	$2,842,224	$3,117,685	$568,353	$(4,783,689)	$2,106,025

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended March 31, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$741,271	$178,200	$—	$919,471
Related party sales	—	—	656	—	(656)	—
Cost of products sold and distribution expenses	—	—	368,230	95,501	(656)	463,075
Gross profit	—	—	373,697	82,699	—	456,396
Selling, general and administrative expenses	2,512	83	236,085	74,133	—	312,813
Depreciation and amortization	—	—	14,028	5,467	—	19,495
Operating earnings (loss)	(2,512)	(83)	123,584	3,099	—	124,088
Interest expense	—	29,184	2	72	—	29,258
Earnings (loss) before provision for income taxes	(2,512)	(29,267)	123,582	3,027	—	94,830
Provision (benefit) for income taxes	(949)	(11,365)	46,752	1,900	—	36,338
Equity in earnings of subsidiaries, net of tax	60,055	77,957	1,127	—	(139,139)	—
Net earnings	58,492	60,055	77,957	1,127	(139,139)	58,492

Other comprehensive income (loss), net of tax	—	—	—	(2,715)	—	(2,715)
Total comprehensive income (loss)	$58,492	$60,055	$77,957	$(1,588)	$(139,139)	$55,777

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Six Months Ended March 31, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$1,484,547	$375,388	$—	$1,859,935
Related party sales	—	—	1,459	—	(1,459)	—
Cost of products sold and distribution expenses	—	—	742,911	201,561	(1,459)	943,013
Gross profit	—	—	743,095	173,827	—	916,922
Selling, general and administrative expenses	4,975	195	477,966	149,155	—	632,291
Depreciation and amortization	—	—	27,898	10,852	—	38,750
Operating earnings (loss)	(4,975)	(195)	237,231	13,820	—	245,881
Interest expense	—	57,609	3	135	—	57,747
Earnings (loss) before provision for income taxes	(4,975)	(57,804)	237,228	13,685	—	188,134
Provision (benefit) for income taxes	(1,881)	(22,445)	90,732	5,241	—	71,647
Equity in earnings of subsidiaries, net of tax	119,581	154,940	8,444	—	(282,965)	—
Net earnings	116,487	119,581	154,940	8,444	(282,965)	116,487

Other comprehensive income (loss), net of tax	—	—	—	(148)	—	(148)
Total comprehensive income (loss)	$116,487	$119,581	$154,940	$8,296	$(282,965)	$116,339

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided by operating activities	$92,573	$5,397	$41,125	$19,805	$—	$158,900
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(18,723)	(11,620)	—	(30,343)
Net cash used by investing activities	—	—	(18,723)	(11,620)	—	(30,343)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	232,500	219	—	—	232,719
Repayments of long-term debt	—	(108,500)	(78)	(971)	—	(109,549)
Debt issuance costs	—	(3,893)	—	—	—	(3,893)
Repurchases of common stock	(125,644)	—	—	—	—	(125,644)
Proceeds from exercises of stock options	21,389	—	—	—	—	21,389
Excess tax benefit from share-based compensation	11,682	—	—	—	—	11,682
Net cash (used) provided by financing activities	(92,573)	120,107	141	(971)	—	26,704
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	75	—	75

Net increase in cash and cash equivalents	—	125,504	22,543	7,289	—	155,336
Cash and cash equivalents, beginning of period	—	—	16,337	30,778	—	47,115
Cash and cash equivalents, end of period	$—	$125,504	$38,880	$38,067	$—	$202,451

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$299,933	$(177,500)	$(3,000)	$16,734	$—	$136,167
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(23,901)	(19,211)	—	(43,112)
Acquisitions, net of cash acquired	—	—	—	(670)	—	(670)
Net cash used by investing activities	—	—	(23,901)	(19,881)	—	(43,782)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	58,500	—	—	—	58,500
Repayments of long-term debt	—	(36,000)	(41)	(906)	—	(36,947)
Repurchases of common stock	(313,349)	—	—	—	—	(313,349)
Proceeds from exercises of stock options	13,256	—	—	—	—	13,256
Excess tax benefit from share-based compensation	160	—	7,234	900	—	8,294
Net cash (used) provided by financing activities	(299,933)	22,500	7,193	(6)	—	(270,246)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(103)	—	(103)
Net decrease in cash and cash equivalents	—	(155,000)	(19,708)	(3,256)	—	(177,964)
Cash and cash equivalents, beginning of period	—	155,000	48,582	36,638	—	240,220
Cash and cash equivalents, end of period	$—	$—	$28,874	$33,382	$—	$62,256

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty and its consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as well as the Risk Factors section contained in that Annual Report and this Quarterly Report and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights For the Six Months Ended March 31, 2014:

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased by 1.6% for the six months ended March 31, 2014, compared to the six months ended March 31, 2013;

•                  Our consolidated net sales for the six months ended March 31, 2014, increased by $56.3 million, or 3.1%, to $1,859.9 million compared to $1,803.7 million for the six months ended March 31, 2013;

•                  Our consolidated gross profit for the six months ended March 31, 2014, increased by $28.1 million, or 3.2%, to $916.9 million compared to $888.8 million for the six months ended March 31, 2013. As a percentage of net sales, gross profit was 49.3% for both the six months ended March 31, 2014 and the six months ended March 31, 2013;

•                  Our consolidated operating earnings for the six months ended March 31, 2014, decreased by $3.8 million, or 1.5%, to $245.9 million compared to $249.7 million for the six months ended March 31, 2013. As a percentage of net sales, operating earnings decreased to 13.2% for the six months ended March 31, 2014, compared to 13.8% for the six months ended March 31, 2013;

•                  Net earnings decreased by $7.4 million, or 6.0%, to $116.5 million for the six months ended March 31, 2014, compared to $123.9 million for the six months ended March 31, 2013. As a percentage of net sales, net earnings decreased by 60 basis points to 6.3% for the six months ended March 31, 2014, compared to 6.9% for the six months ended March 31, 2013;

•                  Cash provided by operations was $158.9 million for the six months ended March 31, 2014, compared to $136.2 million for the six months ended March 31, 2013;

•                  On October 29, 2013, we issued $200.0 million aggregate principal amount of our 5.5% Senior Notes due 2023 (the “senior notes due 2023”) and repaid borrowings then outstanding under the five-year asset-based senior secured loan facility (the “ABL facility”) of $88.5 million;

•                  During the six months ended March 31, 2014, we repurchased and subsequently retired approximately 4.5 million shares of our common stock under the share repurchase program approved by our Board of Directors in March 2013, at an aggregate cost of approximately $125.6 million; and

•                  In March 2014, the Company disclosed that there had been an unauthorized intrusion into its Sally Beauty Supply segment’s network, which we refer to as the Data Security Incident. For the six months ended March 31, 2014, selling, general and administrative expenses reflect a charge of $1.1 million, consisting primary of professional advisory and legal costs incurred in connection with our investigation of the Data Security Incident.

Overview

Description of Business

As of March 31, 2014, we operate primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,551 company-operated stores and supplied 180 franchised stores, primarily in North America and selected South American and European countries, as of March 31, 2014. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the six months ended March 31, 2014, our consolidated net sales and operating earnings were $1,859.9 million and $245.9 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of March 31, 2014, Sally Beauty Supply operated 3,456 company-operated retail stores, 2,738 of which are located in the U.S., with the remaining 718 company-operated stores located in Canada, Mexico, Chile, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 21 franchised stores located in the United Kingdom and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, with between 6,000 and 10,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands, such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the six months ended March 31, 2014, Sally Beauty Supply’s net sales and segment operating profit were $1,143.0 million and $209.0 million, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of March 31, 2014, BSG operated 1,095 company-operated stores, supplied 159 franchised stores and had a sales force of almost 1,000 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the six months ended March 31, 2014, BSG’s net sales and segment operating profit were $717.0 million and $105.7 million, respectively.

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

•             Changes to our information technology systems. As our operations grow in both size and scope and as cyberattacks and security intrusions involving retailers have become more frequent, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability, integrity and security of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. For example, we are in the process of designing and implementing a standardized enterprise resource planning (“ERP”) system internationally, which we anticipate will be completed over the next few years. In addition, we are currently implementing a point-of-sale system upgrade program in several areas (including our Sally Beauty Supply operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. Further, in response to the Data Security Incident, we have taken and are continuing to take actions to further strengthen the security of our information technology systems. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. Many of our systems are proprietary, and as a result our options are limited in seeking third-party assistance with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability or security of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and “Risk Factors — Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results” and “Risk Factors — We experienced a data security incident and are not yet able to determine the full extent or scope of the potential liabilities relating to this data security incident” in Item 1A of this Quarterly Report.

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

During the three and six months ended March 31, 2014, we repurchased and retired approximately 2.1 million shares and 4.5 million shares, respectively, of our common stock under the 2013 Share Repurchase Program at a cost of $59.5 million and $125.6 million, respectively, and we reduced common stock and additional paid-in capital, in the aggregate, by these amounts. We funded these share repurchases with the cash proceeds from our October 2013 debt issuance and cash from operations. As of March 31, 2014, we had repurchased approximately 13.0 million shares of our common stock under the 2013 Share Repurchase Program at an aggregate cost of $369.0 million and had approximately $331.0 million of additional share repurchase authority remaining under such program. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II — Other Information, of this Quarterly Report for additional information about the Company’s share repurchases.

Data Security Incident

As previously disclosed, we discovered the Data Security Incident in late February when we detected illegally installed malicious software (malware) on certain parts of our information technology systems, including our point of sale systems. Our General Counsel immediately engaged forensic experts to assist us in our investigation of the Data Security Incident, which is continuing. As a result of our ongoing investigation, we discovered and are reviewing forensic evidence that a portion of the payment card data (track 2) for some transactions on our systems primarily during the period from February 21, 2014 to February 28, 2014 may have been illegally accessed and removed by the malware. We completed the removal of the malware from our point of sale systems and believe that the Data Security Incident has been contained.

The costs that we have incurred to date in connection with the Data Security Incident primarily include professional advisory and legal costs relating to our continuing investigation of the Data Security Incident. We expect to incur additional costs and expenses related to the Data Security Incident in the future. As detailed in Item 1A -“Risk Factors - Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results,” these costs may result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims. We are unable at this time to determine the probability of or to reasonably estimate the magnitude of these potential liabilities. The potential liabilities or other remedies against us related to the Data Security Incident may have a material adverse impact on our business, financial condition and operating results. Please see “Risk Factors - We experienced a data security incident and are not yet able to determine the full extent or scope of the potential liabilities relating to this data security incident” in Item 1A of this Quarterly Report. Prior to the Data Security Incident, we had not become aware of any other significant security or data breaches or other unauthorized intrusions.

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

The Company uses foreign exchange contracts including, at March 31, 2014, foreign currency options with an aggregate notional amount of $6.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency options enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.32, are with a single counterparty and expire ratably through September 15, 2014.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at March 31, 2014, we held: (a) a foreign currency forward which enables us to sell approximately €19.7 million ($27.1 million, at the March 31, 2014 exchange rate) at the contractual exchange rate of 1.3743, (b) a foreign currency forward which enables us to sell approximately $3.8 million Canadian dollars ($3.4 million, at the March 31, 2014 exchange rate) at the contractual exchange rate of 1.1060, (c) a foreign currency forward which enables us to buy approximately $10.9 million Canadian dollars ($9.9 million, at the March 31, 2014 exchange rate) at the contractual exchange rate of 1.1053, (d) a foreign currency forward which enables us to sell approximately 20.9 million Mexican pesos ($1.6 million, at the March 31, 2014 exchange rate) at the contractual exchange rate of 13.0825 and (e) foreign currency forwards which enable us to sell approximately £7.4 million ($12.4 million, at the March 31, 2014 exchange rate) at the weighted average contractual exchange rate of 1.6484. The foreign currency forwards discussed in this paragraph are with a single counterparty (not the same party as the counterparty on the options discussed in the preceding paragraph). Of the foreign exchange contracts discussed in this paragraph, foreign currency forwards with an aggregate notional amount of £2.0 million ($3.4 million, at the March 31, 2014 exchange rate) expire ratably through September 10, 2014. The remaining foreign currency forwards discussed in this paragraph expire on or before June 30, 2014.

In addition, the Company uses foreign exchange contracts including, at March 31, 2014, foreign currency forwards with an aggregate notional amount of €1.8 million ($2.5 million, at the March 31, 2014 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8431, are with a single counterparty (the same counterparty as that on the foreign currency forwards discussed in the immediately preceding paragraph) and expire ratably through September 30, 2014.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses reflect net losses of $0.4 million and net gains of $1.3 million for the three months ended March 31, 2014 and 2013, respectively, and, for the six months ended March 31, 2014 and 2013, net losses of $1.3 million and net gains of $0.3 million, respectively, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk” contained in this Quarterly Report on Form 10-Q and Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for additional information about the Company’s foreign currency derivative instruments.

Interest Rate Swap Agreements

We and certain of our subsidiaries from time to time are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At March 31, 2014, the Company held no interest rate swaps or similar derivatives instruments.

Share-Based Compensation Awards

The Company granted approximately 1.5 million and 1.6 million stock options and approximately 36,000 and 128,000 restricted share awards to its employees and consultants during the six months ended March 31, 2014 and 2013, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $5.3 million and $5.9 million in the six months ended March 31, 2014 and 2013, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan. In addition, the Company granted approximately 27,000 and 34,000 restricted stock units to its non-

employee directors during the six months ended March 31, 2014 and 2013, respectively. For the six months ended March 31, 2014 and 2013, total share-based compensation costs charged against earnings were $11.8 million and $12.3 million, respectively.

Results of Operations

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	$919,471	$898,239	$1,859,935	$1,803,680
Cost of products sold and distribution expenses	463,075	453,785	943,013	914,858
Gross profit	456,396	444,454	916,922	888,822
Total other operating costs and expenses	332,308	316,617	671,041	639,114
Operating earnings	124,088	127,837	245,881	249,708
Interest expense	29,258	26,779	57,747	53,503
Earnings before provision for income taxes	94,830	101,058	188,134	196,205
Provision for income taxes	36,338	36,169	71,647	72,332
Net earnings	$58,492	$64,889	$116,487	$123,873

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2014 and 2013, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	50.4%	50.5%	50.7%	50.7%
Gross profit	49.6%	49.5%	49.3%	49.3%
Total other operating costs and expenses	36.1%	35.3%	36.1%	35.5%
Operating earnings	13.5%	14.2%	13.2%	13.8%
Interest expense	3.2%	2.9%	3.1%	2.9%
Earnings before provision for income taxes	10.3%	11.3%	10.1%	10.9%
Provision for income taxes	3.9%	4.1%	3.8%	4.0%
Net earnings	6.4%	7.2%	6.3%	6.9%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales:
Sally Beauty Supply	$569,618	$555,977	$1,142,973	$1,114,793
BSG	349,853	342,262	716,962	688,887
Consolidated	$919,471	$898,239	$1,859,935	$1,803,680
Gross profit	$456,396	$444,454	$916,922	$888,822
Gross profit margin	49.6%	49.5%	49.3%	49.3%
Selling, general and administrative expenses	$312,813	$299,370	$632,291	$605,059
Depreciation and amortization	$19,495	$17,247	$38,750	$34,055
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$105,474	$105,956	$209,017	$212,043
BSG	50,882	49,821	105,717	98,573
Segment operating profit	156,356	155,777	314,734	310,616
Unallocated expenses (a)	(29,000)	(24,678)	(57,063)	(48,595)
Share-based compensation expense	(3,268)	(3,262)	(11,790)	(12,313)
Operating earnings	124,088	127,837	245,881	249,708
Interest expense	(29,258)	(26,779)	(57,747)	(53,503)
Earnings before provision for income taxes	$94,830	$101,058	$188,134	$196,205
Segment operating profit margin:
Sally Beauty Supply	18.5%	19.1%	18.3%	19.0%
BSG	14.5%	14.6%	14.7%	14.3%
Consolidated operating profit margin	13.5%	14.2%	13.2%	13.8%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			3,477	3,357
BSG			1,254	1,201
Consolidated			4,731	4,558
Same store sales growth (decline) (b)
Sally Beauty Supply	0.5%	(1.6)%	0.7%	0.0%
BSG	2.2%	1.3%	3.7%	3.4%
Consolidated	1.0%	(0.8)%	1.6%	1.0%

(a)         Unallocated expenses consist of corporate and shared costs. For the three and six months ended March 31, 2014, unallocated expenses reflect a charge of $1.1 million in connection with the Data Security Incident without a comparable amount for the three and six months ended March 31, 2013.

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

The Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
Net sales:
Sally Beauty Supply	$569,618	$555,977	$13,641	2.5%
BSG	349,853	342,262	7,591	2.2%
Consolidated net sales	$919,471	$898,239	$21,232	2.4%

Gross profit:
Sally Beauty Supply	$312,327	$303,095	$9,232	3.0%
BSG	144,069	141,359	2,710	1.9%
Consolidated gross profit	$456,396	$444,454	$11,942	2.7%

Gross profit margin:
Sally Beauty Supply	54.8%	54.5%	0.3%
BSG	41.2%	41.3%	(0.1)%
Consolidated gross profit margin	49.6%	49.5%	0.1%

Net Sales

Consolidated net sales increased by $21.2 million, or 2.4%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $22.3 million, or 2.5%, and incremental sales from businesses acquired in the preceding 12 months were $2.5 million, or 0.3%, higher for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. On the other hand, other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a decrease in sales of approximately $3.5 million, or 0.4%, compared to the three months ended March 31, 2013. During the three months ended March 31, 2014, changes in foreign currency exchange rates did not have a material impact on our consolidated net sales.

The $21.2 million increase in consolidated net sales reflects increases in both unit volume (including increases in sales at existing stores and the incremental sales from 178 company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix), including the impact on average unit prices of third-party brands introduced recently at our Sally Beauty Supply segment.

For the three months ended March 31, 2014, consolidated net sales reflect a 1.0% same store sales growth rate compared to a 0.8% negative growth rate for the same stores in the three months ended March 31, 2013. For the three months ended March 31, 2014, the consolidated same store sales growth rate was negatively impacted by lower traffic in the U.S. primarily driven by inclement weather that resulted in 5,426 store-closure days compared to 1,328 in the prior year quarter. For the three months ended March 31, 2013, the negative consolidated same store sales growth rate reflected the adverse impact of lower traffic in the U.S. driven in part by two fewer days of sales compared to the prior year, as well as a difficult comparison against very strong growth in the prior year in certain of the Sally Beauty Supply segment’s product categories (such as electrical appliances, nail care, and certain hair product lines).

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $13.6 million, or 2.5%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $15.4 million, or 2.8%. Other sales channels (including sales from stores that have been open for less than 14 months, incremental sales from businesses acquired in the preceding 12 months, and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a decrease in sales of approximately $1.8 million, or 0.3%, compared to the three months ended March 31, 2013. Net sales for Sally Beauty Supply for the three months ended March 31, 2014, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $2.5 million.

The $13.6 million increase in the Sally Beauty Supply segment’s net sales reflects increases in both unit volume (including increases in sales at existing stores and the incremental sales from 125 company-operated stores opened during the last twelve months) and average unit prices (resulting from changes in product mix), including the impact on average unit prices of certain third-party brands introduced recently.

For the three months ended March 31, 2014, the Sally Beauty Supply segment’s net sales reflect a 0.5% same store sales growth rate compared to a 1.6% negative growth rate for the three months ended March 31, 2013. For the three months ended March 31, 2014, the Sally Beauty Supply segment’s same store sales growth rate was negatively impacted by lower traffic in the U.S. driven primarily by inclement weather that resulted in 4,223 store closure days compared to 1,040 in the prior year quarter. For the three months ended March 31, 2013, the segment’s negative same store sales growth rate reflected the adverse impact of lower traffic in the U.S. driven in part by two fewer days of sales compared to the prior year, as well as a difficult comparison against very strong growth in the prior year in certain of the segment’s product categories, as discussed above.

Beauty Systems Group.  Net sales for BSG increased by $7.6 million, or 2.2%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $6.8 million, or 2.0%, and incremental sales from businesses acquired in the preceding 12 months were $2.5 million, or 0.7%, higher for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. On the other hand, other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses and sales through our distributor sales consultants) in the aggregate experienced a decrease in sales of approximately $1.7 million, or 0.5%, compared to the three months ended March 31, 2013. Net sales for BSG for the three months ended March 31, 2014, are inclusive of a negative impact from changes in foreign currency exchange rates of approximately $2.4 million.

For the three months ended March 31, 2014, the BSG segment’s net sales reflect a 2.2% same store sales growth rate compared to a 1.3% growth rate for the three months ended March 31, 2013. For the three months ended March 31, 2014, the BSG segment’s same store sales growth rate was negatively impacted by lower traffic in the U.S. driven primarily by inclement weather that resulted in 1,203 store closure days compared to 288 in the prior year quarter.

The $7.6 million increase in the BSG segment’s net sales reflects primarily increases in unit volume (including increases in sales at existing stores and the incremental sales from 53 company-operated stores opened or acquired during the last twelve months).

Gross Profit

Consolidated gross profit increased by $11.9 million, or 2.7%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, principally due to higher sales volume in both business segments and improved gross margins in the Sally Beauty Supply segment as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross margin, increased to 49.6% for the three months ended March 31, 2014, compared to 49.5% for the three months ended March 31, 2013.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $9.2 million, or 3.0%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, principally as a result of higher sales volume and improved gross profit margins. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.8% for the three months ended March 31, 2014, compared to 54.5% for the three months ended March 31, 2013. This increase was the result of a shift in product mix (to higher margin product), as well as lower distribution expenses in the three months ended March 31, 2014, particularly in some of the segment’s international operations.

Beauty Systems Group.  BSG’s gross profit increased by $2.7 million, or 1.9%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, principally as a result of higher sales volume, partially offset by a slight decrease in gross margins. BSG’s gross profit as a percentage of net sales decreased to 41.2% for the three months ended March 31, 2014, compared to 41.3% for the three months ended March 31, 2013. This decrease was principally as a result of a difficult comparison against a very strong gross profit margin last year. For the three months ended March 31, 2013, gross profit margin benefited from certain vendor rebates and concessions without a comparable amount this year.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $13.4 million, or 4.5%, for the three months ended

March 31, 2014, compared to the three months ended March 31, 2013. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (approximately 178 additional company-operated stores added since March 31, 2013, a 4.1% increase), higher corporate expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $2.0 million), higher legal and professional fees (approximately $1.2 million) and an increase in our investments in new business development (approximately $0.4 million). In addition, for the three months ended March 31, 2014, selling, general and administrative expenses reflect a charge of $1.1 million in connection with the Data Security Incident without a comparable amount for the three months ended March 31, 2013. Selling, general and administrative expenses, as a percentage of net sales, increased to 34.0% for the three months ended March 31, 2014, compared to 33.3% for the three months ended March 31, 2013, mainly as a result of the expense increases and the charge in connection with the Data Security Incident mentioned earlier in this paragraph.

Depreciation and Amortization

Consolidated depreciation and amortization was $19.5 million for the three months ended March 31, 2014, compared to $17.2 million for the three months ended March 31, 2013. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$105,474	$105,956	$(482)	(0.5)%
BSG	50,882	49,821	1,061	2.1%
Segment operating profit	156,356	155,777	579	0.4%
Unallocated expenses	(29,000)	(24,678)	4,322	17.5%
Share-based compensation expense	(3,268)	(3,262)	6	0.2%
Operating earnings	$124,088	$127,837	$(3,749)	(2.9)%

Consolidated operating earnings decreased by $3.7 million, or 2.9%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The decrease in consolidated operating earnings reflects a decrease in the Sally Beauty Supply segment’s operating profit and higher unallocated expenses, partially offset by an increase in the BSG segment’s operating profit, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased to 13.5% for the three months ended March 31, 2014, compared to 14.2% for the three months ended March 31, 2013. This decrease reflects an increase in consolidated operating expenses as a percentage of consolidated net sales, including the $1.1 million charge in connection with the Data Security Incident mentioned earlier, partially offset by the improvement in consolidated gross margin described above.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $0.5 million, or 0.5%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The decrease in the Sally Beauty Supply segment’s operating earnings was primarily a result of the incremental costs related to 125 additional company-operated stores (stores opened during the past twelve months) operating during the three months ended March 31, 2014, the incremental depreciation expense (approximately $1.3 million) associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings and ongoing information technology upgrades) and higher legal and professional fees (approximately $1.3 million). The decrease was partially offset by the increase in the Sally Beauty Supply segment’s sales volume described above. Segment operating earnings, as a percentage of net sales, decreased to 18.5% for the three months ended March 31, 2014, compared to 19.1% for the three months ended March 31, 2013. This decrease reflects an increase in the segment’s operating expenses as a percentage of the segment’s net sales mainly as a result of the expense increases mentioned earlier in this paragraph, partially offset by the improvement in the segment’s gross margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $1.1 million, or 2.1%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily as a result of increased sales volume, partially offset by the incremental costs related to 53 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended March 31, 2014 and investments in new business development (approximately $0.5 million). Segment operating earnings, as a percentage of net sales, decreased to 14.5% for the three months ended March 31, 2014, compared to 14.6% for the three months ended March 31, 2013. This decrease reflects the decrease in the segment’s gross margin described above, partially offset by lower segment operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses.  Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $4.3 million, or 17.5%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. This increase was due primarily to higher expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $2.0 million) and higher corporate expenses related primarily to on-going upgrades to our information technology systems. In addition, for the three months ended March 31, 2014, unallocated expenses reflect a charge of $1.1 million in connection with the Data Security Incident without a comparable amount for the three months ended March 31, 2013.

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements was $3.3 million for both the three months ended March 31, 2014 and the three months ended March 31, 2013.

Interest Expense

Interest expense increased by $2.5 million to $29.3 million for the three months ended March 31, 2014, compared to $26.8 million for the three months ended March 31, 2013. The increase in interest expense was primarily attributable to the effect of higher principal balances on our debt outstanding during the three months ended March 31, 2014, including the senior notes due 2023 issued in October 2013, compared to the three months ended March 31, 2013.

Provision for Income Taxes

The provision for income taxes was $36.3 million and $36.2 million, and the effective income tax rate was 38.3% and 35.8%, for the three months ended March 31, 2014 and 2013, respectively.

The annual effective tax rate for the fiscal year 2014 is currently expected to be in the range of 36.5% to 37.5%, versus a comparable actual tax rate for the full fiscal year 2013 of 36.7%.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $6.4 million, or 9.9%, to $58.5 million for the three months ended March 31, 2014, compared to $64.9 million for the three months ended March 31, 2013. Net earnings, as a percentage of net sales, were 6.4% for the three months ended March 31, 2014, compared to 7.2% for the three months ended March 31, 2013.

The Six Months Ended March 31, 2014 compared to the Six Months Ended March 31, 2013

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Six Months Ended March 31,
	2014	2013	Increase
Net sales:
Sally Beauty Supply	$1,142,973	$1,114,793	$28,180	2.5%
BSG	716,962	688,887	28,075	4.1%
Consolidated net sales	$1,859,935	$1,803,680	$56,255	3.1%

Gross profit:
Sally Beauty Supply	$623,615	$607,296	$16,319	2.7%
BSG	293,307	281,526	11,781	4.2%
Consolidated gross profit	$916,922	$888,822	$28,100	3.2%

Gross profit margin:
Sally Beauty Supply	54.6%	54.5%	0.1%
BSG	40.9%	40.9%	0.0%
Consolidated gross profit margin	49.3%	49.3%	0.0%

Net Sales

Consolidated net sales increased by $56.3 million, or 3.1%, for the six months ended March 31, 2014, compared to the six months ended March 31, 2013. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $53.2 million, or 3.0%. Other sales channels (including sales from stores that have been open for less than 14 months, incremental sales from businesses acquired in the preceding 12 months, sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels) in the aggregate contributed an increase in sales of approximately $3.1 million, or 0.2%, compared to the six months ended March 31, 2013. During the six months ended March 31, 2014, changes in foreign currency exchange rates did not have a material impact on our consolidated net sales.

For the six months ended March 31, 2014, consolidated net sales reflect a 1.6% same store sales growth rate compared to a same store sales growth rate of 1.0% for the six months ended March 31, 2013. For the six months ended March 31, 2014, the consolidated same store sales growth rate was negatively impacted by lower traffic in the U.S. primarily driven by inclement weather that resulted in 6,157 store-closure days compared to 1,906 in the prior year comparable period.

The $56.3 million increase in consolidated net sales reflects increases in both unit volume (including increases in sales at existing stores and the incremental sales from 178 company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix), including the impact on average unit prices of third-party brands introduced recently at our Sally Beauty Supply segment.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $28.2 million, or 2.5%, for the six months ended March 31, 2014, compared to the six months ended March 31, 2013. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $32.8 million, or 2.9%. Certain other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate contributed an increase in sales of approximately $0.7 million, or 0.1%, compared to the six months ended March 31, 2013. On the other hand, for the six months ended March 31, 2013, incremental sales from businesses acquired in the preceding 12 months were $5.3 million with no comparable amount for the six months ended March 31, 2014. Net sales for Sally Beauty Supply for the six months ended March 31, 2014, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $3.9 million.

The $28.2 million increase in the Sally Beauty Supply segment’s net sales reflects increases in both unit volume (including increases in sales at existing stores and the incremental sales from 125 company-operated stores opened during the last twelve months) and average unit prices (resulting from changes in product mix), including the impact on average unit prices of certain third-party brands introduced recently.

For the six months ended March 31, 2014, the Sally Beauty Supply segment’s net sales reflect a 0.7% same store sales growth rate compared to a same store sales growth rate of zero (0.0%) for the six months ended March 31, 2013. For the six months ended March 31, 2014, the Sally Beauty Supply segment’s same store sales growth rate was negatively impacted by lower traffic in the U.S. driven primarily by inclement weather that resulted in 4,884 store closure days compared to 1,369 in the prior year comparable period. For the six months ended March 31, 2013, the segment’s zero same store sales growth rate also reflected the adverse impact of lower traffic in the U.S. driven in part by two fewer days of sales compared to the prior year, as well as a difficult comparison against very strong growth in the prior year in certain of the segment’s product categories, as discussed previously.

Beauty Systems Group.  Net sales for BSG increased by $28.1 million, or 4.1%, for the six months ended March 31, 2014, compared to the six months ended March 31, 2013. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $20.4 million, or 3.0%. In addition, for the six months ended March 31, 2014, incremental sales from businesses acquired in the preceding 12 months were $5.0 million with no comparable amount for the six months ended March 31, 2013. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our distributor sales consultants and sales through our franchise-based businesses) in the aggregate contributed an increase in sales of approximately $2.7 million, or 0.4%, compared to the six months ended March 31, 2013. Net sales for BSG for the six months ended March 31, 2014, are inclusive of a negative impact from changes in foreign currency exchange rates of approximately $4.3 million.

For the six months ended March 31, 2014, the BSG segment’s net sales reflect a 3.7% same store sales growth rate compared to 3.4% for the six months ended March 31, 2013. For the six months ended March 31, 2014, the BSG segment’s same store sales growth rate was negatively impacted by lower traffic in the U.S. driven primarily by inclement weather that resulted in 1,273 store closure days compared to 537 in the prior year comparable period.

The $28.1 million increase in the BSG segment’s net sales reflects primarily increases in unit volume (including increases in sales at existing stores and the incremental sales from 53 company-operated stores opened or acquired during the last twelve months).

Gross Profit

Consolidated gross profit increased by $28.1 million, or 3.2%, for the six months ended March 31, 2014, compared to the six months ended March 31, 2013, principally due to higher sales volume in both business segments and improved gross profit margins in the Sally Beauty Supply segment as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross margin, was 49.3% for both the six months ended March 31, 2014 and the six months ended March 31, 2013. During the six months ended March 31, 2014, changes in foreign currency exchange rates did not have a material impact on our consolidated gross profit.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $16.3 million, or 2.7%, for the six months ended March 31, 2014, compared to the six months ended March 31, 2013, principally as a result of higher sales volume and improved gross margins. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.6% for the six months ended March 31, 2014, compared to 54.5% for the six months ended March 31, 2013. This increase was the result of a shift in product mix (to higher margin product), as well as lower distribution expenses in the six months ended March 31, 2014, particularly in some of the segment’s international operations.

Beauty Systems Group.  BSG’s gross profit increased by $11.8 million, or 4.2%, for the six months ended March 31, 2014, compared to the six months ended March 31, 2013, principally as a result of higher sales volume. BSG’s gross profit as a percentage of net sales was 40.9% for both the six months ended March 31, 2014 and the six months ended March 31, 2013.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $27.2 million, or 4.5%, for the six months ended March 31, 2014, compared to the six months ended March 31, 2013. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (approximately 178 additional company-operated stores added since March 31, 2013, a 4.1% increase), higher corporate expenses associated with our self-funded employee healthcare benefits program in the U.S.

(approximately $4.0 million), higher advertising costs in the Sally Beauty Supply segment of $1.6 million and an increase in our investments in new business development (approximately $0.8 million). In addition, for the six months ended March 31, 2014, selling, general and administrative expenses reflect a charge of $1.1 million in connection with the Data Security Incident without a comparable amount for the six months ended March 31, 2013. Selling, general and administrative expenses, as a percentage of net sales, increased to 34.0% for the six months ended March 31, 2014, compared to 33.5% for the six months ended March 31, 2013, mainly as a result of the expense increases and the charge in connection with the Data Security Incident mentioned earlier in this paragraph.

Depreciation and Amortization

Consolidated depreciation and amortization was $38.8 million for the six months ended March 31, 2014, compared to $34.1 million for the six months ended March 31, 2013. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Six Months Ended March 31,
	2014	2013	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$209,017	$212,043	$(3,026)	(1.4)%
BSG	105,717	98,573	7,144	7.2%
Segment operating profit	314,734	310,616	4,118	1.3%
Unallocated expenses	(57,063)	(48,595)	8,468	17.4%
Share-based compensation expense	(11,790)	(12,313)	(523)	(4.2)%
Operating earnings	$245,881	$249,708	$(3,827)	(1.5)%

Consolidated operating earnings decreased by $3.8 million, or 1.5%, for the six months ended March 31, 2014, compared to the six months ended March 31, 2013. The decrease in consolidated operating earnings reflects a decrease in the Sally Beauty Supply segment’s operating profit and higher unallocated expenses, partially offset by an increase in the BSG segment’s operating profit and lower share-based compensation expense, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased to 13.2% for the six months ended March 31, 2014, compared to 13.8% for the six months ended March 31, 2013. This decrease reflects an increase in consolidated operating expenses as a percentage of consolidated net sales, including the charge in connection with the Data Security Incident mentioned earlier.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $3.0 million, or 1.4%, for the six months ended March 31, 2014, compared to the six months ended March 31, 2013. The decrease in the Sally Beauty Supply segment’s operating earnings was primarily a result of the incremental costs related to 125 additional company-operated stores (stores opened during the past twelve months) operating during the six months ended March 31, 2014, the incremental depreciation expense (approximately $3.0 million) associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings and ongoing information technology upgrades) and higher advertising costs of $1.6 million. The decrease was partially offset by the increase in the Sally Beauty Supply segment’s sales volume described above. Segment operating earnings, as a percentage of net sales, decreased to 18.3% for the six months ended March 31, 2014, compared to 19.0% for the six months ended March 31, 2013. This decrease reflects an increase in the segment’s operating expenses as a percentage of the segment’s net sales mainly as a result of the expense increases mentioned earlier in this paragraph, partially offset by the improvement in the segment’s gross margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $7.1 million, or 7.2%, for the six months ended March 31, 2014, compared to the six months ended March 31, 2013, primarily as a result of increased sales volume, partially offset by the incremental costs related to 53 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the six months ended March 31, 2014 and investments in new business development (approximately $0.9 million). Segment operating earnings, as a percentage of net sales, increased to 14.7% for the six months ended March 31, 2014, compared to 14.3% for the six months ended March 31, 2013, mainly as a result of a reduction in the segment’s operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses.  Unallocated expenses, which represent corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $8.5 million, or 17.4%, for the six months ended March 31, 2014, compared to the six months ended March 31, 2013. This increase was due primarily to higher expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $4.0 million) and higher corporate expenses related primarily to on-going upgrades to our information technology systems (approximately $1.7 million). In addition, for the six months ended March 31, 2014, unallocated expenses reflect a charge of $1.1 million in connection with the Data Security Incident without a comparable amount for the six months ended March 31, 2013.

Share-based Compensation Expense.  Total compensation costs charged against income for share-based compensation arrangements decreased by $0.5 million, or 4.2%, for the six months ended March 31, 2014, compared to the six months ended March 31, 2013. This decrease was mainly due to lower award activity during the six months ended March 31, 2014, compared to the six months ended March 31, 2013, and the impact of awards that became fully vested since March 31, 2013, partially offset by the higher fair value at the date of grant of share-based awards made during the six months ended March 31, 2014.

Interest Expense

Interest expense increased by $4.2 million to $57.7 million for the six months ended March 31, 2014, compared to $53.5 million for the six months ended March 31, 2013. The increase in interest expense was primarily attributable to the effect of higher principal balances on our debt outstanding during the six months ended March 31, 2014, including the senior notes due 2023 issued in October 2013, compared to the six months ended March 31, 2013.

Provision for Income Taxes

The provision for income taxes was $71.6 million and $72.3 million, and the effective income tax rate was 38.1% and 36.9%, for the six months ended March 31, 2014 and 2013, respectively.

The annual effective tax rate for the fiscal year 2014 is currently expected to be in the range of 36.5% to 37.5%, versus a comparable actual tax rate for the full fiscal year 2013 of 36.7%.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $7.4 million, or 6.0%, to $116.5 million for the six months ended March 31, 2014, compared to $123.9 million for the six months ended March 31, 2013. Net earnings, as a percentage of net sales, were 6.3% for the six months ended March 31, 2014, compared to 6.9% for the six months ended March 31, 2013.

Financial Condition

March 31, 2014 Compared to September 30, 2013

Working capital (current assets less current liabilities) increased by $242.7 million to $715.8 million at March 31, 2014, compared to $473.2 million at September 30, 2013. The ratio of current assets to current liabilities was 2.55 to 1.00 at March 31, 2014, compared to 1.87 to 1.00 at September 30, 2013. The increase in working capital reflects an increase of $162.2 million in current assets and a decrease of $80.4 million in current liabilities. The increase in current assets as of March 31, 2014, includes an increase of $155.3 million in cash and cash equivalents. The increase in cash and cash equivalents was due primarily to proceeds from the issuance of $200.0 million aggregate principal amount of our 5.5% senior notes due 2023 in October 2013 and cash provided by operating activities of $158.9 million during the six months ended March 31, 2014, partially offset by our repayment of borrowings outstanding at September 30, 2013 under the ABL facility of $76.0 million and repurchases of shares of our common stock of $125.6 million (please see “Liquidity and Capital Resources, Historical Cash Flows” below for a more detailed discussion of sources and uses of cash during the periods covered by this Quarterly Report). The decrease in current liabilities includes a decrease in current maturities of long-term debt of $76.4 million and a decrease of $7.6 million in accounts payable, partially offset by an increase of $2.8 million in accrued liabilities, as discussed below.

Accounts payable decreased by $7.6 million to $265.9 million at March 31, 2014, compared to $273.5 million at September 30, 2013 due primarily to the timing of payments to suppliers mainly in connection with recent purchases of merchandise inventory and capital expenditures. Accrued liabilities increased by $2.8 million to $187.5 million at March 31, 2014, compared to $184.8 million at September 30, 2013, due primarily to accrued interest on our senior notes due 2023 issued in October 2013, partially offset by the timing of payments of employee compensation and compensation-related expenses.

Total stockholders’ deficit, for the six months ended March 31, 2014, decreased by $34.7 million primarily as a result of net earnings of $116.5 million, an increase in additional paid-in capital resulting from share-based compensation expense and the impact of exercises of stock options, in the aggregate, of approximately $43.9 million. The decrease in total stockholders’ deficit was partially offset by our repurchase and subsequent retirement of approximately 4.5 million shares of our common stock for approximately $125.6 million.

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

At March 31, 2014, cash and cash equivalents were $202.5 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, share repurchases and potential acquisitions and to finance anticipated capital expenditures, over the next twelve months.

However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales and operating improvements will be realized, or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors” in Item 1A contained in Part II of this Quarterly Report on Form 10-Q and in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. The funds drawn on an individual occasion during the six months ended March 31, 2014 have varied in amounts up to $5.5 million, total amounts outstanding have ranged from zero up to $94.0 million and the average daily balance outstanding was $13.6 million. During the six months ended March 31, 2014, the weighted average interest rate on our borrowings under the ABL facility was 2.0%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of March 31, 2014, Sally Holdings had $478.1 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. The agreements and instruments governing the debt of Sally Holdings and its subsidiaries contain material limitations on their ability to pay dividends and other restricted payments to us which, in turn, constitute material limitations on our ability to pay dividends and other payments to our stockholders. Please see “Long-Term Debt Covenants” below.

Share Repurchase Programs

On March 5, 2013, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $700.0 million of our common stock over the next eight quarters (the “2013 Share Repurchase Program”). During the six months ended March 31, 2014, the Company repurchased and retired approximately 4.5 million shares at a cost of $125.6 million under the 2013 Share Repurchase Program. We funded these share repurchases with the cash proceeds from our October 2013 debt issuance and cash from operations. The 2013 Share Repurchase Program expires on or about March 5, 2015. As of March 31, 2014, we had repurchased approximately 13.0 million shares of our common stock under the 2013 Share Repurchase Program at an aggregate cost of $369.0 million and had approximately $331.0 million of additional share repurchase authority remaining under such program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for acquisitions, capital expenditures, repayments of long-term debt and share repurchases. The following table shows our sources and uses of funds for the six months ended March 31, 2014 and 2013 (in thousands):

	Six Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$158,900	$136,167
Net cash used by investing activities	(30,343)	(43,782)
Net cash provided (used) by financing activities	26,704	(270,246)
Effect of foreign currency exchange rate changes on cash and cash equivalents	75	(103)
Net increase (decrease) in cash and cash equivalents	$155,336	$(177,964)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2014 increased by $22.7 million to $158.9 million, compared to $136.2 million during the six months ended March 31, 2013. This increase was mainly due to net changes in the components of working capital in the normal course of our business, partially offset by lower net earnings ($7.4 million).

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2014 decreased by $13.4 million to $30.3 million, compared to $43.8 million during the six months ended March 31, 2013 due to a decrease in capital expenditures. This decrease reflects, in the Sally Beauty Supply segment, our opening of a distribution facility in the first half of the fiscal year 2013 and lower expenditures in our point-of-sale system upgrade project in the U.S., as we get closer to completing that capital project.

Net Cash Provided (Used) by Financing Activities

Net cash provided (used) by financing activities changed by $297.0 million to cash provided of $26.7 million during the six months ended March 31, 2014, compared to cash used of $270.2 million during the six months ended March 31, 2013. This change was primarily due to gross proceeds from our issuance of the senior notes due 2023 in October 2013 ($200.0 million), a decrease in cash used to repurchase shares of our common stock of $187.7 million and an increase in proceeds from the exercise of stock options of $8.1 million. These amounts were partially offset by repayment, during the six months ended March 31, 2014, of borrowings outstanding at September 30, 2013 under the ABL facility ($76.0 million) and the effect of borrowings under the ABL facility of $22.5 million during the six months ended March 31, 2013.

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

On July 26, 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 26, 2018 and improved certain other covenant terms. At March 31, 2014, the Company had $478.1 million available for borrowing under the ABL facility, including the Canadian sub-facility. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

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

On October 29, 2013, the Issuers issued $200.0 million aggregate principal amount of the Issuers’ 5.5% Senior Notes due 2023. The senior notes due 2023 bear interest at an annual rate of 5.5% and were issued at par. The Company used the net proceeds from this debt issuance, approximately $196.3 million, to repay borrowings outstanding under the ABL facility of $88.5 million and intends to use the remaining amount for general corporate purposes. In connection with the issuances of the senior notes due 2023, the Company incurred and capitalized financing costs of approximately $3.9 million. This amount is included in other assets on our consolidated balance sheets and is being amortized over the term of the senior notes due 2023 using the effective interest method.

Details of long-term debt (excluding capitalized leases) as of March 31, 2014 are as follows (dollars in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$—	July 2018	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR (a) plus (1.50% to 1.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022 (b)	857,915	June 2022	5.750% (b)
Senior notes due 2023	200,000	Nov. 2023	5.50%
Other (c)	720	2014-2015	4.93% to 5.79%
Total	$1,808,635

(a)                 LIBOR means the London Interbank Offered Rate.

(b)                Includes unamortized premium of $7.9 million related to notes issued in September 2012 with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

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

Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility), together with general intangibles and certain other personal property of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) relating to the accounts and inventory, as well as deposit accounts of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries. The senior notes due 2019, the senior notes due 2022 and the senior notes due 2023 (which we refer to collectively as “the Notes” or the “senior notes due 2019, 2022 and 2023”) are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and

Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019, 2022 and 2023 is payable semi-annually, during the Company’s first and third fiscal quarters.

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of March 31, 2014, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At March 31, 2014, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA, as defined in the ABL facility.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At March 31, 2014, the Company’s Consolidated Coverage Ratio was approximately 5.8 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such

Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At March 31, 2014, the Company’s Consolidated Total Leverage Ratio was approximately 2.8 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of March 31, 2014, the Consolidated Fixed Charge Coverage Ratio was approximately 4.0 to 1.0.

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

Capital Requirements

During the six months ended March 31, 2014, capital expenditures were $30.3 million. For fiscal year 2014, we anticipate total capital expenditures in the range of approximately $85.0 million to $90.0 million, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2013, except for the issuance, in October 2013, of $200.0 million aggregate principal amount of our 5.5% senior notes due 2023.

Off-Balance Sheet Financing Arrangements

At March 31, 2014 and September 30, 2013, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $21.9 million and $23.9 million at March 31, 2014 and September 30, 2013, respectively.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America. For each of the fiscal years 2013, 2012 and 2011, approximately 19% of our consolidated net sales were made in currencies other than the U.S. dollar. For the six months ended March 31, 2014, fluctuations in the U.S. dollar exchange rates did not have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.9% in the six months ended March 31, 2014 and would have impacted our consolidated total assets by approximately 2.6% at March 31, 2014.

Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. As more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, the Company uses from time to time foreign exchange contracts to mitigate its remaining exposure to changes in foreign currency exchange rates. There have been no material changes to the aggregate notional amount of foreign exchange contracts held by the Company since September 30, 2013. At March 31, 2014, the aggregate net fair value of all foreign exchange contracts was $0.16 million, consisting of contracts in an asset position of $0.06 million and contracts in a liability position of $0.22 million.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net losses of $0.4 million and net gains of $1.3 million for the three months ended March 31, 2014 and 2013, respectively, and, for the six months ended March 31, 2014 and 2013, net losses of $1.3 million and net gains of $0.3 million, respectively, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At March 31, 2014, there were no borrowings outstanding under our ABL facility and the Company held no such derivatives instruments.

We have no exposure to interest rate fluctuations in connection with our senior notes due 2019, 2022 and 2023, as the interest rates on such debt instruments are fixed.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at March 31, 2014.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2014, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which could materially affect our business, financial condition or future results. Other than the risks described below, there have been no material changes from the risk factors disclosed in such Annual Report. The risks described in that report and herein are not the only risks facing our company.

Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results.

As part of our operations, we receive and maintain information about our customers (including credit and debit card information), our employees and other third parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches (through cyberattacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) or inadvertent data disclosure by third parties or us.  A significant data security breach, including misappropriation of our customers’ or employees’ confidential information, could result in significant costs to us, which may include, among others, potential liabilities to payment card networks for reimbursements of credit card fraud and card reissuance costs, including fines and penalties, potential liabilities from governmental or third party investigations, proceedings or litigation, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results.

In response to the Data Security Incident, we have taken and are continuing to take actions to further strengthen the security of our information technology systems. Nevertheless, there can be no assurance that we will not suffer a similar criminal attack in the future, that unauthorized parties will not gain access to confidential information, or that any such incident will be discovered promptly. In particular, we understand that the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. The failure to promptly detect, determine the extent of and appropriately respond to a significant data security breach could have a material adverse impact on our business, financial condition and operating results.

We experienced a data security incident and are not yet able to determine the full extent or scope of the potential liabilities relating to this data security incident.

The Data Security Incident involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe, may have illegally accessed and removed a portion of the payment card data (track 2) for some transactions on our systems primarily during the period from February 21, 2014 to February 28, 2014.   Our investigation into the Data Security Incident is ongoing, and we will not be able to determine the full extent or scope of the potential liabilities relating to the Data Security Incident until the forensic review is complete.  While the costs that we have incurred to date in connection with the Data Security Incident primarily include professional advisory and legal costs relating to our continuing investigation of the Data Security Incident, we expect to incur additional costs and expenses related to the Data Security Incident in the future. As detailed in Item 1A -“Risk Factors - Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results,” these costs may result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims.  We are unable at this time to determine the probability of or to reasonably estimate the magnitude of these potential liabilities. The potential liabilities or other remedies against us related to the Data Security Incident may have a material adverse impact on our business, financial condition and operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended March 31, 2014:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2014	293,558	$28.48	293,558	$382,145,444
February 1 through February 28, 2014	889,087	28.64	889,087	356,681,656
March 1 through March 31, 2014	902,987	28.39	902,987	331,045,364
Total this quarter	2,085,632	$28.51	2,085,632	$331,045,364

(1)         On March 5, 2013, the Company announced that its Board of Directors approved a share repurchase program authorizing it to repurchase up to $700.0 million of its common stock over a period of eight quarters commencing on that date (the “2013 Share Repurchase Program”). The 2013 Share Repurchase Program expires on or about March 5, 2015.

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

101

Pursuant to Rule 406T of Regulation S-T, the following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 1, 2014

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer