Form 10-Q
period 2014-06-30
Sally Beauty Holdings, Inc.
filed 2014-07-31
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2014

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

As of July 25, 2014, there were 155,156,347 shares of the issuer’s common stock outstanding.

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

•             the potential impact on us if the financial institutions we deal with become impaired; and

•             the costs and effects of litigation.

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in Item 1A. “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, in each case as filed with the Securities and Exchange Commission, or SEC, and the other periodic reports that we file with the SEC. The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of June 30, 2014 and September 30, 2013, the consolidated statements of earnings and consolidated statements of comprehensive income for the three and nine months ended June 30, 2014 and 2013, and the consolidated statements of cash flows for the nine months ended June 30, 2014 and 2013 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$949,275	$912,101	$2,809,210	$2,715,781
Cost of products sold and distribution expenses	473,564	455,018	1,416,578	1,369,876
Gross profit	475,711	457,083	1,392,632	1,345,905
Selling, general and administrative expenses	320,726	295,719	953,016	900,778
Depreciation and amortization	19,989	18,798	58,739	52,853
Operating earnings	134,996	142,566	380,877	392,274
Interest expense	29,308	27,006	87,055	80,510
Earnings before provision for income taxes	105,688	115,560	293,822	311,764
Provision for income taxes	37,932	43,094	109,579	115,426
Net earnings	$67,756	$72,466	$184,243	$196,338

Earnings per share:
Basic	$0.43	$0.43	$1.14	$1.13
Diluted	$0.42	$0.42	$1.11	$1.10

Weighted average shares:
Basic	158,950	168,725	161,700	173,528
Diluted	162,524	173,762	165,389	178,278

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$67,756	$72,466	$184,243	$196,338
Other comprehensive income (loss):
Foreign currency translation adjustments	6,282	(4,157)	6,134	(13,292)
Total other comprehensive income, before tax	6,282	(4,157)	6,134	(13,292)
Income taxes related to other comprehensive income	578	—	578	—
Other comprehensive income (loss), net of tax	6,860	(4,157)	6,712	(13,292)
Total comprehensive income	$74,616	$68,309	$190,955	$183,046

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30, 2014	September 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,329	$47,115
Trade accounts receivable, less allowance for doubtful accounts of $2,488 at June 30, 2014 and $2,556 at September 30, 2013	54,199	57,049
Accounts receivable, other	41,425	39,196
Inventory	839,845	808,313
Other current assets	35,598	31,658
Deferred income tax assets, net	32,398	32,486
Total current assets	1,049,794	1,015,817
Property and equipment, net of accumulated depreciation of $409,691 at June 30, 2014 and $375,232 at September 30, 2013	233,366	229,540
Goodwill	541,979	538,278
Intangible assets, excluding goodwill, net of accumulated amortization of $82,597 at June 30, 2014 and $71,759 at September 30, 2013	121,507	130,097
Other assets	36,966	36,354
Total assets	$1,983,612	$1,950,086
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$10,336	$78,018
Accounts payable	254,894	273,456
Accrued liabilities	159,991	184,762
Income taxes payable	7,737	6,417
Total current liabilities	432,958	542,653
Long-term debt	1,811,379	1,612,685
Other liabilities	28,538	24,286
Deferred income tax liabilities, net	73,531	73,941
Total liabilities	2,346,406	2,253,565
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 155,834 and 164,762 shares issued and 155,391 and 164,425 shares outstanding at June 30, 2014 and September 30, 2013, respectively	1,554	1,644
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	91,022
Accumulated deficit	(361,242)	(385,090)
Treasury stock, 47 shares, at cost	—	(1,237)
Accumulated other comprehensive loss, net of tax	(3,106)	(9,818)
Total stockholders’ deficit	(362,794)	(303,479)
Total liabilities and stockholders’ deficit	$1,983,612	$1,950,086

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net earnings	$184,243	$196,338
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58,739	52,853
Share-based compensation expense	18,297	15,503
Amortization of deferred financing costs	2,813	2,719
Excess tax benefit from share-based compensation	(12,211)	(11,316)
Deferred income taxes	(824)	12,071
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	3,129	(659)
Accounts receivable, other	(1,817)	2,432
Inventory	(27,913)	(49,165)
Other current assets	(1,386)	9,824
Other assets	201	(35)
Accounts payable and accrued liabilities	(45,915)	(38,385)
Income taxes payable	11,952	4,312
Other liabilities	4,155	635
Net cash provided by operating activities	193,463	197,127
Cash Flows from Investing Activities:
Capital expenditures	(49,776)	(64,551)
Acquisitions, net of cash acquired	(4,765)	(16,070)
Net cash used by investing activities	(54,541)	(80,621)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	310,219	222,500
Repayments of long-term debt	(178,582)	(148,424)
Repurchases of common stock	(301,727)	(407,197)
Debt issuance costs	(3,896)	—
Proceeds from exercises of stock options	21,854	18,722
Excess tax benefit from share-based compensation	12,211	11,316
Net cash used by financing activities	(139,921)	(303,083)
Effect of foreign exchange rate changes on cash and cash equivalents	213	(199)
Net decrease in cash and cash equivalents	(786)	(186,776)
Cash and cash equivalents, beginning of period	47,115	240,220
Cash and cash equivalents, end of period	$46,329	$53,444

Supplemental Cash Flow Information:
Interest paid	$107,410	$104,366
Income taxes paid	$99,284	$84,735

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

Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2014 and September 30, 2013, its consolidated results of operations for the three and nine months ended June 30, 2014 and 2013, and consolidated cash flows for the nine months ended June 30, 2014 and 2013.

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

3.   Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

We have not yet adopted and are currently assessing the potential effect of the following pronouncement on our consolidated financial statements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is not permitted for public companies. The Company has not yet selected a transition method nor determined the effect of the new standard on its financial statements.

Accounting Changes

The Company made no accounting changes during the nine months ended June 30, 2014.

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at June 30, 2014 and September 30, 2013 (in thousands):

	As of June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (a)	$114	$—	$114	—
Total assets	$114	$—	$114	—
Liabilities
Long-term debt (b)	$1,942,596	$1,928,563	$14,033	—
Foreign exchange contracts (a)	285	—	285	—
Total liabilities	$1,942,881	$1,928,563	$14,318	—

	As of September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (a)	$152	$—	$152	—
Total assets	$152	$—	$152	—
Liabilities
Long-term debt (b)	$1,753,822	$1,671,500	$82,322	—
Foreign exchange contracts (a)	36	—	36	—
Total liabilities	$1,753,858	$1,671,500	$82,358	—

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

(a)         Foreign exchange contracts (including foreign currency forwards and options) are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as market foreign currency exchange rates. Please see Note 11 for more information about the Company’s foreign exchange contracts.

(b)         Long-term debt (including current maturities and borrowings under the ABL facility, if any) is carried in the Company’s consolidated financial statements at amortized cost of $1,821.7 million at June 30, 2014 and $1,690.7 million at September 30, 2013. The Company’s senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 10 for more information about the Company’s debt.

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

During the nine months ended June 30, 2014, the Company repurchased and subsequently retired approximately 11.4 million shares of its common stock under the 2013 Share Repurchase Program at an aggregate cost of $301.7 million and, during the nine months ended June 30, 2013, the Company repurchased and subsequently retired approximately 15.1 million shares of its common stock (under the 2012 Share Repurchase Program and the 2013 Share Repurchase Program) at an aggregate cost of $407.2 million. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. As required by GAAP, the Company recorded any amounts paid to repurchase shares in excess of the balance of additional paid-in capital in accumulated deficit.

At June 30, 2014 and September 30, 2013, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $3.1 million and $9.8 million, respectively, and is net of income taxes of $2.3 million and $2.9 million, respectively. Comprehensive income reflects changes in accumulated stockholders’ equity (deficit) from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company’s only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

6.  Earnings Per Share

Basic earnings per share, is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net earnings	$67,756	$72,466	$184,243	$196,338
Total weighted average basic shares	158,950	168,725	161,700	173,528
Dilutive securities:
Stock options and stock award programs	3,574	5,037	3,689	4,750
Total weighted average diluted shares	162,524	173,762	165,389	178,278
Earnings per share:
Basic	$0.43	$0.43	$1.14	$1.13
Diluted	$0.42	$0.42	$1.11	$1.10

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2014, options to purchase 1,509,515 shares of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period. At June 30, 2013, all outstanding options to purchase shares of the Company’s common stock were dilutive.

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

The Company granted approximately 1.6 million stock options during both the nine months ended June 30, 2014 and the nine months ended June 30, 2013. In addition the Company granted approximately 247,000 and 128,000 restricted share awards to its employees and consultants during the nine months ended June 30, 2014 and 2013, respectively. These amounts include 130,952 stock options issued and 210,820 restricted stock awards made during the three months ended June 30, 2014 in connection with the executive management transition plan announced in May 2014. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $8.8 million and $5.9 million in the nine months ended June 30, 2014 and 2013, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (the “2010 Plan”) and certain predecessor share-based compensation plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the “2007 Plan”). During the three months ended June 30, 2014, the accelerated share-based compensation expense was $3.5 million. In addition, the Company granted approximately 27,000 and 36,000 restricted stock units to its non-employee directors during the nine months ended June 30, 2014 and 2013, respectively.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Share-based compensation expense	$6,507	$3,190	$18,297	$15,503
Income tax benefit related to share-based compensation expense	$2,472	$1,161	$6,819	$5,731

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s stock option awards for the nine months ended June 30, 2014:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2013	10,408	$12.89	6.2	$138,139
Granted	1,596	26.22
Exercised	(2,207)	9.90
Forfeited or expired	(288)	21.16
Outstanding at June 30, 2014	9,509	$15.57	6.4	$92,175

Exercisable at June 30, 2014	5,411	$10.92	5.1	$76,636

The following table summarizes additional information about stock options outstanding under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2014 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2014 (in Thousands)	Weighted Average Exercise Price
$2.00 – 9.66	3,145	3.9	$7.60	3,145	$7.60
$11.39–26.30	6,364	7.5	19.50	2,266	15.52
Total	9,509	6.4	$15.57	5,411	$10.92

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

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Nine Months Ended June 30,
	2014	2013
Expected life (in years)	5.0	5.0
Expected volatility for the Company’s stock	47.3%	56.3%
Risk-free interest rate	1.3%	0.8%
Dividend yield	0.0%	0.0%

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

The weighted average fair value at the date of grant of the stock options issued by the Company in the nine months ended June 30, 2014 and 2013 was $11.08 and $11.29 per option, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2014 was $40.9 million. The cash proceeds from these option exercises were $21.9 million and the tax benefit realized from these option exercises was $15.1 million.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2014, approximately $16.3 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.4 years.

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

During the three months ended June 30, 2014, the Company granted 210,820 restricted stock awards in connection with the executive management transition plan announced in May 2014.

The following table presents a summary of the activity for the Company’s restricted stock awards for the nine months ended June 30, 2014:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2013	337	$16.30	3.1
Granted	247	26.57
Vested	(108)	12.95
Forfeited	(33)	21.10
Unvested at June 30, 2014	443	$22.49	3.5

At June 30, 2014, approximately $3.8 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.5 years.

Restricted Stock Units

The Company currently grants Restricted Stock Unit (“RSU” or “RSUs”) awards, which generally vest within one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of the Company’s common stock. Unless forfeited prior to the vesting date, RSUs are converted into shares of the Company’s common stock generally on the vesting date. An independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of common stock of the Company that would otherwise be issued to such director on the vesting date. RSUs granted prior to the fiscal year 2012, are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle the vested deferred stock units with shares of the Company’s common stock or in cash.

The Company expenses the cost of the RSUs, which is determined to be the fair value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company’s common stock on the date of grant.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s RSUs for the nine months ended June 30, 2014:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2013	—	$—	—
Granted	27	26.30
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2014	27	$26.30	0.3

At June 30, 2014, approximately $0.2 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.3 years.

8.   Goodwill and Intangible Assets

The Company completed its annual assessment for impairment of goodwill during its fiscal quarter ended March 31, 2014. No impairment losses were recognized in the current or prior periods presented in connection with the Company’s goodwill.

The Company also completed its annual assessment for impairment of intangible assets, other than goodwill, including indefinite-lived intangible assets, during its fiscal quarter ended March 31, 2014. There were no material impairment losses recognized in the current or prior periods presented in connection with the Company’s intangible assets.

Amortization expense was $3.7 million and $3.1 million for the three months ended June 30, 2014 and 2013; and $10.8 million and $9.4 million for the nine months ended June 30, 2014 and 2013, respectively.

9.   Commitments and Contingencies

In March 2014, the Company disclosed that it had experienced a data security incident in February 2014. The costs that the Company has incurred to date in connection with the data security incident primarily include professional advisory and legal costs. For the nine months ended June 30, 2014, selling, general and administrative expenses reflect a charge of $2.0 million, consisting primarily of these costs relating to the data security incident.

The Company expects to incur additional costs and expenses related to the data security incident in the future. These costs may also result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims. As of June 30, 2014, the scope of these additional costs, or a range thereof, cannot be reasonably estimated.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

10.   Short-term Borrowings and Long-term Debt

Details of long-term debt as of June 30, 2014 and September 30, 2013 are as follows (dollars in thousands):

	As of
	June 30, 2014	September 30, 2013	Interest Rates
ABL facility	$9,000	$76,000	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(a) plus (1.50% to 1.75%)
Senior notes due Nov. 2019	750,000	750,000	6.875%
Senior notes due Jun. 2022(b)	857,681	858,381	5.750%(b)
Senior notes due Nov. 2023	200,000	—	5.50%
Other, due 2014-2015(c)	410	1,310	4.93% to 5.79%
Total	$1,817,091	$1,685,691

Capital leases and other	4,624	5,012
Less: current portion	10,336	78,018
Total long-term debt	$1,811,379	$1,612,685

(a)         London Interbank Offered Rate (“LIBOR”).

(b)         Amounts include unamortized premium of $7.7 million and $8.4 million as of June 30, 2014 and September 30, 2013, respectively, related to notes with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

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

In the fiscal year ended September 30, 2011, Sally Holdings entered into a $400 million, five-year asset-based senior secured loan facility (the “ABL facility”). The availability of funds under the ABL facility, as amended in June 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. In July 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 26, 2018 and improved certain other covenant terms.

At June 30, 2014, the Company had $468.7 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility), together with general intangibles and certain other personal property of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) relating to the accounts and inventory, as well as deposit accounts of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

On October 29, 2013, the Issuers issued $200.0 million aggregate principal amount of their 5.5% Senior Notes due 2023 (the “senior notes due 2023”). The senior notes due 2023 bear interest at an annual rate of 5.5% and were issued at par. The Company used the net proceeds from this debt issuance, approximately $196.3 million, to repay borrowings outstanding under the ABL facility of $88.5 million and for general corporate purposes.

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

Maturities of the Company’s long-term debt are as follows as of June 30, 2014 (in thousands):

Twelve months ending June 30:
2015	$9,410
2016-2019	—
Thereafter	1,807,681
$1,817,091
Capital lease obligations	4,624
Less: current portion	10,336
Total	$1,811,379

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At June 30, 2014, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA, as defined in the ABL facility.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At June 30, 2014, the Company’s Consolidated Coverage Ratio was approximately 5.7 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense, as defined in the indentures, for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At June 30, 2014, the Company’s Consolidated Total Leverage Ratio was approximately 2.9 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA, as defined in the indentures, for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of June 30, 2014, the Consolidated Fixed Charge Coverage Ratio was approximately 3.8 to 1.0.

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

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of June 30, 2014, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At June 30, 2014, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivative instruments in connection therewith.

As of June 30, 2014, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

The Company may use from time to time derivative instruments designated as hedges to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate. The Company did not purchase or hold any such derivatives at June 30, 2014.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate.

The Company uses foreign exchange contracts including, at June 30, 2014, foreign currency options with an aggregate notional amount of $3.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency options enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.32, are with a single counterparty and expire ratably through September 15, 2014.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at June 30, 2014, we hold: (a) foreign currency forwards which enable us to sell approximately €22.0 million ($30.1 million, at the June 30, 2014 exchange rate) at the weighted average contractual exchange rate of 1.3624, (b) a foreign currency forward which enables us to sell approximately $4.1 million Canadian dollars ($3.9 million, at the June 30, 2014 exchange rate) at the contractual exchange rate of 1.0677, (c) a foreign currency forward which enables us to buy approximately $21.7 million Canadian dollars ($20.4 million, at the June 30, 2014 exchange rate) at the contractual exchange rate of 1.0719, (d) a foreign currency forward which enables us to sell approximately 26.5 million Mexican pesos ($2.0 million, at the June 30, 2014 exchange rate) at the contractual exchange rate of 13.0085 and (e) foreign currency forwards which enable us to sell approximately £3.7 million ($6.2 million, at the June 30, 2014 exchange rate) at the weighted average contractual exchange rate of 1.6776. The foreign currency forwards discussed in this paragraph are with a single counterparty (not the same party as the counterparty on the options discussed in the preceding paragraph) and expire ratably through September 30, 2014.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In addition, the Company uses foreign exchange contracts including, at June 30, 2014, foreign currency forwards with an aggregate notional amount of €0.9 million ($1.2 million, at the June 30, 2014 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8433, are with a single counterparty (the same counterparty as that on the foreign currency forwards discussed in the immediately preceding paragraph) and expire ratably through September 30, 2014.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses reflect net gains of $0.3 million and net losses of $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and, for the nine months ended June 30, 2014 and 2013, net losses of $1.0 million and $0.9 million, respectively, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheet as of June 30, 2014 and September 30, 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	June 30, 2014	September 30, 2013	Classification	June 30, 2014	September 30, 2013
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$114	$152	Accrued liabilities	$285	$36
		$114	$152		$285	$36

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the three months ended June 30, 2014 and 2013 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Three Months Ended June 30,
Hedging Instruments	Income	2014	2013
Foreign exchange contracts	Selling, general and administrative expenses	$312	$(1,163)

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the nine months ended June 30, 2014 and 2013 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Nine Months Ended June 30,
Hedging Instruments	Income	2014	2013
Foreign exchange contracts	Selling, general and administrative expenses	$(984)	$(878)

Credit-risk-related Contingent Features

At June 30, 2014, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was $0.3 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

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

12.   Income Taxes

The IRS has concluded the field work associated with their examination of the Company’s consolidated federal income tax returns for the fiscal years ended September 30, 2007 through September 30, 2011 and issued their examination reports. The Company is currently seeking relief from double taxation through competent authority on certain cross-border adjustments, and it does not anticipate the ultimate resolution of these items to have a material impact on the Company’s financial statements.

The IRS had previously audited the Company’s consolidated federal income tax returns through the tax year ended September 30, 2006. Thus, pending the resolution of the adjustments discussed in the preceding paragraph, our statute remains open from the year ended September 30, 2007 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2008 forward. Generally, states’ statutes in the United States are open for tax reviews from 2007 forward.

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

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Sales between segments, which were eliminated in consolidation, were not material during the three and nine months ended June 30, 2014 and 2013.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Segment data for the three and nine months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales:
Sally Beauty Supply	$584,500	$559,150	$1,727,473	$1,673,942
BSG	364,775	352,951	1,081,737	1,041,839
Total	$949,275	$912,101	$2,809,210	$2,715,781
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$114,773	$117,672	$323,790	$329,715
BSG	57,247	52,734	162,964	151,307
Segment operating profit	172,020	170,406	486,754	481,022
Unallocated expenses (a)	(30,517)	(24,650)	(87,580)	(73,245)
Share-based compensation expense (b)	(6,507)	(3,190)	(18,297)	(15,503)
Interest expense	(29,308)	(27,006)	(87,055)	(80,510)
Earnings before provision for income taxes	$105,688	$115,560	$293,822	$311,764

(a)       Unallocated expenses consist of corporate and shared costs. For the three and nine months ended June 30, 2014, unallocated expenses reflect a charge of $0.9 million and $2.0 million, respectively, in connection with the data security incident without a comparable amount for the respective periods ended June 30, 2013.

(b)       For the three and the nine months ended June 30, 2014, share-based compensation expense reflects a non-recurring charge of $3.5 million in connection with the executive management transition plan disclosed in May 2014.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

14.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2014 and September 30, 2013, and the related condensed consolidating statements of earnings and condensed consolidating statements of comprehensive income for the three and nine months ended June 30, 2014 and 2013, and condensed consolidating statements of cash flows for the nine months ended June 30, 2014 and 2013 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

June 30, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$—	$20,415	$25,914	$—	$46,329
Trade and other accounts receivable, less allowance for doubtful accounts	—	—	58,413	37,211	—	95,624
Due from affiliates	—	—	1,415,877	19	(1,415,896)	—
Inventory	—	—	621,876	217,969	—	839,845
Other current assets	5,019	164	14,343	16,072	—	35,598
Deferred income tax assets, net	(391)	(379)	31,504	1,664	—	32,398
Property and equipment, net	1	—	150,476	82,889	—	233,366
Investment in subsidiaries	433,319	2,779,756	404,486	—	(3,617,561)	—
Goodwill and other intangible assets, net	—	—	479,031	184,455	—	663,486
Other assets	—	30,111	1,255	5,600	—	36,966
Total assets	$437,948	$2,809,652	$3,197,676	$571,793	$(5,033,457)	$1,983,612

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$—	$—	$194,448	$60,446	$—	$254,894
Due to affiliates	798,044	545,776	19	72,057	(1,415,896)	—
Accrued liabilities	422	13,037	118,687	27,845	—	159,991
Income taxes payable	3,730	1,200	1	2,806	—	7,737
Long-term debt	—	1,816,681	282	4,752	—	1,821,715
Other liabilities	—	—	25,673	2,865	—	28,538
Deferred income tax liabilities, net	(1,454)	(361)	78,810	(3,464)	—	73,531
Total liabilities	800,742	2,376,333	417,920	167,307	(1,415,896)	2,346,406
Total stockholders’ (deficit) equity	(362,794)	433,319	2,779,756	404,486	(3,617,561)	(362,794)
Total liabilities and stockholders’ (deficit) equity	$437,948	$2,809,652	$3,197,676	$571,793	$(5,033,457)	$1,983,612

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended June 30, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$756,267	$193,008	$—	$949,275
Related party sales	—	—	732	—	(732)	—
Cost of products sold and distribution expenses	—	—	370,869	103,427	(732)	473,564
Gross profit	—	—	386,130	89,581	—	475,711
Selling, general and administrative expenses	2,524	90	243,584	74,528	—	320,726
Depreciation and amortization	1	—	14,139	5,849	—	19,989
Operating earnings (loss)	(2,525)	(90)	128,407	9,204	—	134,996
Interest expense	—	29,249	—	59	—	29,308
Earnings (loss) before provision for income taxes	(2,525)	(29,339)	128,407	9,145	—	105,688
Provision (benefit) for income taxes	(951)	(11,390)	47,716	2,557	—	37,932
Equity in earnings of subsidiaries, net of tax	69,330	87,279	6,588	—	(163,197)	—
Net earnings	67,756	69,330	87,279	6,588	(163,197)	67,756

Other comprehensive income (loss), net of tax	—	—	—	6,860	—	6,860
Total comprehensive income (loss)	$67,756	$69,330	$87,279	$13,448	$(163,197)	$74,616

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Nine Months Ended June 30, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$2,240,814	$568,396	$—	$2,809,210
Related party sales	—	—	2,191	—	(2,191)	—
Cost of products sold and distribution expenses	—	—	1,113,780	304,989	(2,191)	1,416,578
Gross profit	—	—	1,129,225	263,407	—	1,392,632
Selling, general and administrative expenses	7,499	285	721,550	223,682	—	953,016
Depreciation and amortization	1	—	42,037	16,701	—	58,739
Operating earnings (loss)	(7,500)	(285)	365,638	23,024	—	380,877
Interest expense	—	86,858	3	194	—	87,055
Earnings (loss) before provision for income taxes	(7,500)	(87,143)	365,635	22,830	—	293,822
Provision (benefit) for income taxes	(2,832)	(33,835)	138,448	7,798	—	109,579
Equity in earnings of subsidiaries, net of tax	188,911	242,219	15,032	—	(446,162)	—
Net earnings	184,243	188,911	242,219	15,032	(446,162)	184,243

Other comprehensive income (loss), net of tax	—	—	—	6,712	—	6,712
Total comprehensive income (loss)	$184,243	$188,911	$242,219	$21,744	$(446,162)	$190,955

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$267,662	$(129,104)	$39,465	$15,440	$—	$193,463
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(30,723)	(19,053)	—	(49,776)
Acquisitions, net of cash acquired	—	—	(4,765)	—	—	(4,765)
Net cash used by investing activities	—	—	(35,488)	(19,053)	—	(54,541)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	310,000	219	—	—	310,219
Repayments of long-term debt	—	(177,000)	(118)	(1,464)	—	(178,582)
Debt issuance costs	—	(3,896)	—	—	—	(3,896)
Repurchases of common stock	(301,727)	—	—	—	—	(301,727)
Proceeds from exercises of stock options	21,854	—	—	—	—	21,854
Excess tax benefit from share-based compensation	12,211	—	—	—	—	12,211
Net cash (used) provided by financing activities	(267,662)	129,104	101	(1,464)	—	(139,921)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	213	—	213
Net increase (decrease) in cash and cash equivalents	—	—	4,078	(4,864)	—	(786)
Cash and cash equivalents, beginning of period	—	—	16,337	30,778	—	47,115
Cash and cash equivalents, end of period	$—	$—	$20,415	$25,914	$—	$46,329

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty and its consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as well as the Risk Factors section contained in that Annual Report and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights For the Nine Months Ended June 30, 2014:

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased by 1.7% for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013;

•                  Our consolidated net sales for the nine months ended June 30, 2014, increased by $93.4 million, or 3.4%, to $2,809.2 million compared to $2,715.8 million for the nine months ended June 30, 2013;

•                  Our consolidated gross profit for the nine months ended June 30, 2014, increased by $46.7 million, or 3.5%, to $1,392.6 million compared to $1,345.9 million for the nine months ended June 30, 2013. As a percentage of net sales, gross profit was 49.6% for both the nine months ended June 30, 2014 and the nine months ended June 30, 2013;

•                  Our consolidated operating earnings for the nine months ended June 30, 2014, decreased by $11.4 million, or 2.9%, to $380.9 million compared to $392.3 million for the nine months ended June 30, 2013. As a percentage of net sales, operating earnings decreased to 13.6% for the nine months ended June 30, 2014, compared to 14.4% for the nine months ended June 30, 2013;

•                  Net earnings decreased by $12.1 million, or 6.2%, to $184.2 million for the nine months ended June 30, 2014, compared to $196.3 million for the nine months ended June 30, 2013. As a percentage of net sales, net earnings decreased by 60 basis points to 6.6% for the nine months ended June 30, 2014, compared to 7.2% for the nine months ended June 30, 2013;

•                  Cash provided by operations was $193.5 million for the nine months ended June 30, 2014, compared to $197.1 million for the nine months ended June 30, 2013;

•                  On October 29, 2013, we issued $200.0 million aggregate principal amount of our 5.5% Senior Notes due 2023 (the “senior notes due 2023”) and repaid borrowings then outstanding under the five-year asset-based senior secured loan facility (the “ABL facility”) of $88.5 million;

•                  During the nine months ended June 30, 2014, we repurchased and subsequently retired approximately 11.4 million shares of our common stock under the share repurchase program approved by our Board of Directors in March 2013, at an aggregate cost of approximately $301.7 million; and

•                  In March 2014, the Company disclosed that it had experienced a data security incident in February 2014. For the nine months ended June 30, 2014, selling, general and administrative expenses reflect a charge of $2.0 million, consisting primary of professional advisory and legal costs related to the data security incident.

•                  On April 25, 2014, following the completion of its succession planning process, our Board of Directors approved the appointment of Christian A. Brickman as the Company’s new President and Chief Operating Officer. Gary Winterhalter continues in his current position as Chief Executive Officer and, if re-elected by the stockholders at the Company’s 2015 annual meeting of stockholders, Chairman of the Board, through April 30, 2015 or such earlier date as the Board determines (the “Transition Date”). On the Transition Date, subject to Board approval, Mr. Brickman will assume the title of Chief Executive Officer and Mr. Winterhalter will transition into the role of Executive Chairman.  Mr. Winterhalter has agreed to serve as Executive Chairman through January of 2018, subject to the discretion of the Board and his re-election by the Company’s stockholders. Mr. Brickman will continue to serve as a member of the Board, subject to his re-election by the Company’s stockholders.

Overview

Description of Business

As of June 30, 2014, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. Through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,597 company-operated stores and supplied 182 franchised stores, primarily in North America and selected South American and European countries, as of June 30,

2014. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the nine months ended June 30, 2014, our consolidated net sales and operating earnings were $2,809.2 million and $380.9 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of June 30, 2014, Sally Beauty Supply operated 3,499 company-operated retail stores, 2,763 of which are located in the U.S., with the remaining 736 company-operated stores located in Canada, Mexico, Chile, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 21 franchised stores located in the United Kingdom and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, with between 6,000 and 10,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands, such as Clairol®, Revlon® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the nine months ended June 30, 2014, Sally Beauty Supply’s net sales and segment operating profit were $1,727.5 million and $323.8 million, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of June 30, 2014, BSG operated 1,098 company-operated stores, supplied 161 franchised stores and had a sales force of approximately 980 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., in portions of Canada, and in Puerto Rico, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of between 5,000 and 10,000 beauty product SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon channel. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. Certain BSG products are sold under exclusive distribution agreements with suppliers, whereby BSG is designated as the sole distributor for a product line within certain geographic territories. For the nine months ended June 30, 2014, BSG’s net sales and segment operating profit were $1,081.7 million and $163.0 million, respectively.

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

•             Increasing use of exclusive-label products. We offer an extensive range of exclusive-label professional beauty products, predominantly in our Sally Beauty Supply segment. As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products and, accordingly, we believe that the growth in sales of these products will likely enhance our overall gross profit margins. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

•             Changes to our information technology systems. As our operations grow in both size and scope and as cyberattacks and security intrusions involving retailers have become more frequent, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability, integrity and security of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. For example, we are in the process of designing and implementing a standardized enterprise resource planning (“ERP”) system internationally, which we anticipate will be completed over the next few years. In addition, we are currently implementing a point-of-sale system upgrade program in several areas (including our Sally Beauty Supply operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. Further, following the data security incident discussed below, we have taken and are continuing to take actions to further strengthen the security of our information technology systems. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, will require that our management and resources be diverted from our core business to assist in completion of these projects. Many of our systems are proprietary, and as a result our options are limited in seeking third-party assistance with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability or security of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and “Risk Factors — Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results” and “We experienced a data security incident and are not yet able to determine the full extent or scope of the potential liabilities relating to this data security incident” in Item 1A in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

Share Repurchase Programs

In March 2013, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $700.0 million of our common stock over the eight quarters commencing on such date (the “2013 Share Repurchase Program”).

During the three and nine months ended June 30, 2014, we repurchased and retired approximately 6.9 million shares and 11.4 million shares, respectively, of our common stock under the 2013 Share Repurchase Program at a cost of $176.1 million and $301.7 million, respectively, and we generally reduced common stock and additional paid-in capital, in the aggregate, by these amounts. In addition, as required by GAAP, we recorded any amounts paid to repurchase shares in excess of the balance of additional paid-in capital in accumulated deficit. We funded these share repurchases with cash from operations and the cash proceeds from our October 2013 debt issuance. As of June 30, 2014, we had repurchased approximately 19.9 million shares of our common stock under the 2013 Share Repurchase Program at an aggregate cost of $545.0 million and had approximately $155.0 million of additional share repurchase authority remaining under such program. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II — Other Information, of this Quarterly Report for additional information about the Company’s share repurchases.

The Company’s Board of Directors currently intends to authorize an additional share repurchase program during the fiscal 2014 fourth quarter similar in size and duration to the 2013 Share Repurchase Program to provide the Company with the flexibility to continue its share repurchases beyond the authority remaining under the 2013 Share Repurchase Program.

Data Security Incident

As previously disclosed, we experienced a data security incident in February 2014. We completed the removal of the malware from our point of sale systems and believe that the data security incident has been contained.

The costs that we have incurred to date in connection with the data security incident primarily include professional advisory and legal costs. We expect to incur additional costs and expenses related to the data security incident in the future. These costs may also result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims. Further, we have taken and are continuing to take actions to further strengthen the security of our information technology systems. We are unable at this time to determine the probability of or to reasonably estimate the magnitude of these potential liabilities or costs, but they could be material. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and “Risk Factors — Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results” and “We experienced a data security incident and are not yet able to determine the full extent or scope of the potential liabilities relating to this data security incident” in Item 1A in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

Other Significant Items

Derivative Instruments

As a multinational corporation, we are subject to certain market risks including changes in market interest rates and foreign currency fluctuations. We may consider a variety of practices in the ordinary course of business to manage these market risks, including, when deemed appropriate, the use of derivative instruments such as interest rate swaps, and foreign currency options, collars and forwards, hereafter, “foreign exchange contracts.” Currently, we do not purchase or hold any derivative instruments for speculative or trading purposes.

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

The Company uses foreign exchange contracts including, at June 30, 2014, foreign currency options with an aggregate notional amount of $3.0 million to manage the exposure to the U.S. dollar resulting from certain of our Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. These foreign currency options enable Sinelco to buy U.S. dollars at a contractual exchange rate of 1.32, are with a single counterparty and expire ratably through September 15, 2014.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at June 30, 2014, we hold: (a) foreign currency forwards which enable us to sell approximately €22.0 million ($30.1 million, at the June 30, 2014 exchange rate) at the weighted average contractual exchange rate of 1.3624, (b) a foreign currency forward which enables us to sell approximately $4.1 million Canadian dollars ($3.9 million, at the June 30, 2014 exchange rate) at the contractual exchange rate of 1.0677, (c) a foreign currency forward which enables us to buy approximately $21.7 million Canadian dollars ($20.4 million, at the June 30, 2014 exchange rate) at the contractual exchange rate of 1.0719, (d) a foreign currency forward which enables us to sell approximately 26.5 million Mexican pesos ($2.0 million, at the June 30, 2014 exchange rate) at the contractual exchange rate of 13.0085 and (e) foreign currency forwards which enable us to sell approximately £3.7 million ($6.2 million, at the June 30, 2014 exchange rate) at the weighted average contractual exchange rate of 1.6776. The foreign currency forwards discussed in this paragraph are with a single counterparty (not the same party as the counterparty on the options discussed in the preceding paragraph) and expire ratably through September 30, 2014.

In addition, the Company uses foreign exchange contracts including, at June 30, 2014, foreign currency forwards with an aggregate notional amount of €0.9 million ($1.2 million, at the June 30, 2014 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8433, are with a single counterparty (the same counterparty as that on the foreign currency forwards discussed in the immediately preceding paragraph) and expire ratably through September 30, 2014.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses reflect net gains of $0.3 million and net losses of $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and, for the nine months ended June 30, 2014 and 2013, net losses of $1.0 million and $0.9 million, respectively, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk” contained in this Quarterly Report on Form 10-Q and Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for additional information about the Company’s foreign currency derivative instruments.

Interest Rate Swap Agreements

We and certain of our subsidiaries from time to time are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At June 30, 2014, the Company held no interest rate swaps or similar derivatives instruments.

Share-Based Compensation Awards

The Company granted approximately 1.6 million and 1.6 million stock options and approximately 247,000 and 128,000 restricted share awards to its employees and consultants during the nine months ended June 30, 2014 and 2013, respectively, including 130,952 stock options issued and 210,820 restricted share awards made during the three months ended June 30, 2014 in connection with the executive management transition plan announced in May 2014. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $8.8 million and $5.9 million in the nine months ended June 30, 2014 and 2013, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan (including, during the three months ended June 30, 2014, accelerated share-based compensation expense of $3.5 million). In addition, the Company granted approximately 27,000 and 36,000 restricted stock units to its non-employee directors during the nine months ended June 30, 2014 and 2013, respectively. For the nine months ended June 30, 2014 and 2013, total share-based compensation costs charged against earnings were $18.3 million and $15.5 million, respectively.

Results of Operations

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	$949,275	$912,101	$2,809,210	$2,715,781
Cost of products sold and distribution expenses	473,564	455,018	1,416,578	1,369,876
Gross profit	475,711	457,083	1,392,632	1,345,905
Total other operating costs and expenses	340,715	314,517	1,011,755	953,631
Operating earnings	134,996	142,566	380,877	392,274
Interest expense	29,308	27,006	87,055	80,510
Earnings before provision for income taxes	105,688	115,560	293,822	311,764
Provision for income taxes	37,932	43,094	109,579	115,426
Net earnings	$67,756	$72,466	$184,243	$196,338

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2014 and 2013, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	49.9%	49.9%	50.4%	50.4%
Gross profit	50.1%	50.1%	49.6%	49.6%
Total other operating costs and expenses	35.9%	34.5%	36.0%	35.2%
Operating earnings	14.2%	15.6%	13.6%	14.4%
Interest expense	3.1%	2.9%	3.1%	2.9%
Earnings before provision for income taxes	11.1%	12.7%	10.5%	11.5%
Provision for income taxes	4.0%	4.8%	3.9%	4.3%
Net earnings	7.1%	7.9%	6.6%	7.2%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales:
Sally Beauty Supply	$584,500	$559,150	$1,727,473	$1,673,942
BSG	364,775	352,951	1,081,737	1,041,839
Consolidated	$949,275	$912,101	$2,809,210	$2,715,781
Gross profit	$475,711	$457,083	$1,392,632	$1,345,905
Gross profit margin	50.1%	50.1%	49.6%	49.6%
Selling, general and administrative expenses (a)(b)	$320,726	$295,719	$953,016	$900,778
Depreciation and amortization	$19,989	$18,798	$58,739	$52,853
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$114,773	$117,672	$323,790	$329,715
BSG	57,247	52,734	162,964	151,307
Segment operating profit	172,020	170,406	486,754	481,022
Unallocated expenses (a)	(30,517)	(24,650)	(87,580)	(73,245)
Share-based compensation expense (b)	(6,507)	(3,190)	(18,297)	(15,503)
Operating earnings	134,996	142,566	380,877	392,274
Interest expense	(29,308)	(27,006)	(87,055)	(80,510)
Earnings before provision for income taxes	$105,688	$115,560	$293,822	$311,764
Segment operating profit margin:
Sally Beauty Supply	19.6%	21.0%	18.7%	19.7%
BSG	15.7%	14.9%	15.1%	14.5%
Consolidated operating profit margin	14.2%	15.6%	13.6%	14.4%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			3,520	3,379
BSG			1,259	1,223
Consolidated			4,779	4,602
Same store sales growth (decline) (c)
Sally Beauty Supply	1.8%	(0.8)%	1.1%	(0.3)%
BSG	2.7%	4.6%	3.4%	3.8%
Consolidated	2.1%	0.7%	1.7%	0.9%

(a)         Unallocated expenses consist of corporate and shared costs. For the three and nine months ended June 30, 2014, unallocated expenses reflect a charge of $0.9 million and $2.0 million, respectively, in connection with the data security incident without a comparable amount for the respective periods ended June 30, 2013. Unallocated expenses are included in selling, general and administrative expenses in our consolidated statements of earnings.

(b)         For the three and the nine months ended June 30, 2014, share-based compensation expense reflects a non-recurring charge of $3.5 million in connection with the executive management transition plan disclosed in May 2014. Share-based compensation expense is included in selling, general and administrative expenses in our consolidated statements of earnings.

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

The Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)
Net sales:
Sally Beauty Supply	$584,500	$559,150	$25,350	4.5%
BSG	364,775	352,951	11,824	3.4%
Consolidated net sales	$949,275	$912,101	$37,174	4.1%

Gross profit:
Sally Beauty Supply	$323,719	$310,668	$13,051	4.2%
BSG	151,992	146,415	5,577	3.8%
Consolidated gross profit	$475,711	$457,083	$18,628	4.1%

Gross profit margin:
Sally Beauty Supply	55.4%	55.6%	(0.2)%
BSG	41.7%	41.5%	0.2%
Consolidated gross profit margin	50.1%	50.1%	0.0%

Net Sales

Consolidated net sales increased by $37.2 million, or 4.1%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $31.3 million, or 3.4%, and incremental sales from businesses acquired in the preceding 12 months were $2.5 million, or 0.3%, higher for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels) in the aggregate contributed a net increase in sales of approximately $3.3 million, or 0.4%, compared to the three months ended June 30, 2013. Consolidated net sales for the three months ended June 30, 2014, are inclusive of a net positive impact from changes in foreign currency exchange rates of $3.7 million.

The $37.2 million increase in consolidated net sales reflects increases in both unit volume (including increases in sales at existing stores and the incremental sales from 176 company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix), including the impact on average unit prices of third-party brands introduced recently at our Sally Beauty Supply segment.

For the three months ended June 30, 2014, consolidated net sales reflect a 2.1% same store sales growth rate compared to a 0.7% growth rate for the same stores for the three months ended June 30, 2013. For the three months ended June 30, 2014, our consolidated same store sales growth rate was positively impacted by improved customer traffic in our Sally Beauty Supply segment in the U.S., partially offset by one fewer day of sales (approximately $4.0 million) as a result of the Easter holiday (when our U.S. and Canadian stores are closed) being celebrated in April, rather than in March as it was in 2013. For the three months ended June 30, 2013, the consolidated same store sales growth rate was adversely affected by lower non-Beauty Club Card traffic in the U.S. and a difficult comparison against strong growth in the prior year in certain of the Sally Beauty Supply segment’s product categories (such as nail care and certain hair product lines).

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $25.4 million, or 4.5%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $23.9 million, or 4.3%. Other sales channels (including sales from stores that have been open for less than 14 months, incremental sales from businesses acquired in the preceding 12 months, and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate contributed a net increase in sales of approximately $1.5 million, or 0.3%, compared to the three months ended June 30, 2013. Net sales for Sally Beauty Supply for the three months ended June 30, 2014, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $5.2 million.

The $25.4 million increase in the Sally Beauty Supply segment’s net sales reflects increases in both unit volume (including increases in sales at existing stores and the incremental sales from 141 company-operated stores opened during the last twelve months) and average unit prices (resulting from changes in product mix), including the impact on average unit prices of certain third-party brands introduced recently.

For the three months ended June 30, 2014, the Sally Beauty Supply segment’s net sales reflect a 1.8% same store sales growth rate compared to a 0.8% negative growth rate for the three months ended June 30, 2013. For the three months ended June 30, 2014, the Sally Beauty Supply segment’s same store sales growth rate was positively impacted by improved customer traffic in the U.S., partially offset by one fewer day of sales (approximately $3.0 million) as a result of the Easter holiday (when our U.S. and Canadian stores are closed) being celebrated in April, rather than in March as it was in 2013. On the other hand, the segment’s negative same store sales growth rate for the three months ended June 30, 2013 was adversely affected by lower non-Beauty Club Card traffic in the U.S. and a difficult comparison against strong growth in the prior year in certain of the Sally Beauty Supply segment’s product categories, as discussed above.

Beauty Systems Group.  Net sales for BSG increased by $11.8 million, or 3.4%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $7.4 million, or 2.1%, and incremental sales from businesses acquired in the preceding 12 months were $2.5 million, or 0.7%, higher for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses and sales through our distributor sales consultants) in the aggregate contributed a net increase in sales of approximately $1.8 million, or 0.5%, compared to the three months ended June 30, 2013. Net sales for BSG for the three months ended June 30, 2014, are inclusive of a negative impact from changes in foreign currency exchange rates of approximately $1.5 million.

For the three months ended June 30, 2014, the BSG segment’s net sales reflect a 2.7% same store sales growth rate compared to a 4.6% growth rate for the three months ended June 30, 2013. For the three months ended June 30, 2014, the BSG segment’s same store sales growth rate was adversely affected by one fewer day of sales (approximately $1.0 million) as a result of the Easter holiday (when our U.S. and Canadian stores are closed) being celebrated in April, rather than in March as it was in 2013.

The $11.8 million increase in the BSG segment’s net sales is primarily the result of increases in unit volume (including increases in sales at existing stores and the incremental sales from 35 company-operated stores opened or acquired during the last twelve months).

Gross Profit

Consolidated gross profit increased by $18.6 million, or 4.1%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, principally due to higher sales volume. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, was 50.1% for both the three months ended June 30, 2014 and the three months ended June 30, 2013.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $13.1 million, or 4.2%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, principally as a result of higher sales volume, partially offset by lower gross profit margins. Sally Beauty Supply’s gross profit as a percentage of net sales decreased to 55.4% for the three months ended June 30, 2014, compared to 55.6% for the three months ended June 30, 2013. This decrease was primarily the result of a shift in product mix (to lower margin product) and a difficult comparison against record gross profit margin in the three months ended June 30, 2013.

Beauty Systems Group.  BSG’s gross profit increased by $5.6 million, or 3.8%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, principally as a result of higher sales volume and improved gross profit margins. BSG’s gross profit as a percentage of net sales increased to 41.7% for the three months ended June 30, 2014, compared to 41.5% for the three months ended June 30, 2013 primarily as a result of a shift in product mix (to higher margin product) and sales channel mix (to higher margin store-based product sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $25.0 million, or 8.5%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and businesses acquired in the preceding 12 months (approximately 176 additional company-operated stores added since June 30, 2013, a 4.0% increase), higher corporate expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $3.9 million), higher advertising expenses in the Sally Beauty Supply segment of $2.4 million and higher professional fees (approximately $0.4 million). In addition, for the three months ended June 30, 2014, selling, general and administrative expenses reflect a charge of $0.9 million in connection with the data security incident and a non-recurring share-based compensation charge of $3.5 million in connection with the executive management transition plan disclosed in May 2014, without comparable amounts for the three months ended June 30, 2013. Selling, general and administrative expenses, as a percentage of net sales, increased to 33.8% for the three months ended June 30, 2014, compared to 32.4% for the three months ended June 30, 2013, mainly as a result of the expense increases and the non-recurring charges mentioned earlier in this paragraph.

Depreciation and Amortization

Consolidated depreciation and amortization was $20.0 million for the three months ended June 30, 2014, compared to $18.8 million for the three months ended June 30, 2013. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$114,773	$117,672	$(2,899)	(2.5)%
BSG	57,247	52,734	4,513	8.6%
Segment operating profit	172,020	170,406	1,614	0.9%
Unallocated expenses	(30,517)	(24,650)	5,867	23.8%
Share-based compensation expense	(6,507)	(3,190)	3,317	104.0%
Operating earnings	$134,996	$142,566	$(7,570)	(5.3)%

Consolidated operating earnings decreased by $7.6 million, or 5.3%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The decrease in consolidated operating earnings reflects higher unallocated expenses and share-based compensation expense and a decrease in the Sally Beauty Supply segment’s operating profit, partially offset by an increase in the BSG segment’s operating profit, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased to 14.2% for the three months ended June 30, 2014, compared to 15.6% for the three months ended June 30, 2013. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, including the $0.9 million charge in connection with the data security incident and the $3.5 million non-recurring share-based compensation charge in connection with the executive management transition plan mentioned earlier.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $2.9 million, or 2.5%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The decrease in the Sally Beauty Supply segment’s operating earnings was primarily a result of the incremental costs related to 141 additional company-operated stores (stores opened during the past twelve months) operating during the three months ended June 30, 2014, higher advertising expenses of $2.4 million, and higher professional fees (approximately $0.4 million), partially offset by the increase in the Sally Beauty Supply segment’s sales volume described above. Segment operating earnings, as a percentage of net sales, decreased to 19.6% for the three months ended June 30, 2014, compared to 21.0% for the three months ended June 30, 2013. This decrease reflects higher segment operating expenses as a percentage of the segment’s net sales, mainly as a result of the expense increases mentioned earlier in this paragraph, as well as the decline in the segment’s gross profit margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $4.5 million, or 8.6%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily as a result of increased sales volume and improved gross profit margin, partially offset by the incremental costs related to 35 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended June 30, 2014 and investments in new business development (approximately $0.7 million). Segment operating earnings, as a percentage of net sales, increased to

15.7% for the three months ended June 30, 2014, compared to 14.9% for the three months ended June 30, 2013. This increase reflects the increase in the segment’s gross profit margin described above, as well as lower segment operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $5.9 million, or 23.8%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. This increase was due primarily to higher expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $3.9 million) and higher corporate expenses related primarily to on-going upgrades to our information technology systems. In addition, for the three months ended June 30, 2014, unallocated expenses reflect a charge of $0.9 million in connection with the data security incident without a comparable amount for the three months ended June 30, 2013.

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements increased by $3.3 million to $6.5 million for the three months ended June 30, 2014, compared to $3.2 million for the three months ended June 30, 2013. This increase was primarily due to the $3.5 million non-recurring share-based compensation charge in connection with the executive management transition plan described above.

Interest Expense

Interest expense increased by $2.3 million to $29.3 million for the three months ended June 30, 2014, compared to $27.0 million for the three months ended June 30, 2013. The increase in interest expense was primarily due to the effect of higher principal balances on our debt outstanding during the three months ended June 30, 2014, including the senior notes due 2023 issued in October 2013, partially offset by lower borrowings under our ABL facility compared to the three months ended June 30, 2013.

Provision for Income Taxes

The provision for income taxes was $37.9 million and $43.1 million, and the effective income tax rate was 35.9% and 37.3%, for the three months ended June 30, 2014 and 2013, respectively. The lower effective tax rate for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to the release in the current fiscal period of $1.7 million in tax reserves related to a previously uncertain tax position.

The annual effective tax rate for the fiscal year 2014 is currently expected to be in the range of 37.5% to 38.0%, versus a comparable actual tax rate for the full fiscal year 2013 of 36.7%.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $4.7 million, or 6.5%, to $67.8 million for the three months ended June 30, 2014, compared to $72.5 million for the three months ended June 30, 2013. Net earnings, as a percentage of net sales, were 7.1% for the three months ended June 30, 2014, compared to 7.9% for the three months ended June 30, 2013.

The Nine Months Ended June 30, 2014 compared to the Nine Months Ended June 30, 2013

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Nine Months Ended June 30,
	2014	2013	Increase
Net sales:
Sally Beauty Supply	$1,727,473	$1,673,942	$53,531	3.2%
BSG	1,081,737	1,041,839	39,898	3.8%
Consolidated net sales	$2,809,210	$2,715,781	$93,429	3.4%

Gross profit:
Sally Beauty Supply	$947,333	$917,964	$29,369	3.2%
BSG	445,299	427,941	17,358	4.1%
Consolidated gross profit	$1,392,632	$1,345,905	$46,727	3.5%

Gross profit margin:
Sally Beauty Supply	54.8%	54.8%	0.0%
BSG	41.2%	41.1%	0.1%
Consolidated gross profit margin	49.6%	49.6%	0.0%

Net Sales

Consolidated net sales increased by $93.4 million, or 3.4%, for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $84.4 million, or 3.1%. Other sales channels (including sales from stores that have been open for less than 14 months, incremental sales from businesses acquired in the preceding 12 months, sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels) in the aggregate contributed a net increase in sales of approximately $9.0 million, or 0.3%, compared to the nine months ended June 30, 2013. During the nine months ended June 30, 2014, changes in foreign currency exchange rates did not have a material impact on our consolidated net sales.

For the nine months ended June 30, 2014, consolidated net sales reflect a 1.7% same store sales growth rate compared to a same store sales growth rate of 0.9% for the nine months ended June 30, 2013. For the nine months ended June 30, 2014, the consolidated same store sales growth rate was negatively impacted by lower traffic in the U.S. primarily driven by inclement weather that resulted in 6,157 store-closure days in the first six months of fiscal year 2014, compared to 1,906 in the prior year comparable period. For the nine months ended June 30, 2013, the consolidated same store sales growth rate was adversely impacted by lower non-Beauty Club Card traffic in the U.S. and a difficult comparison against strong growth in the prior year in certain of the Sally Beauty Supply segment’s product categories (such as nail care and certain hair product lines).

The $93.4 million increase in consolidated net sales reflects increases in both unit volume (including increases in sales at existing stores and the incremental sales from 176 company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix), including the impact on average unit prices of third-party brands introduced recently at our Sally Beauty Supply segment.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $53.5 million, or 3.2%, for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $56.6 million, or 3.4%. Certain other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate contributed an increase in sales of approximately $2.2 million, or 0.1%, compared to the nine months ended June 30, 2013. On the other hand, for the nine months ended June 30, 2013, incremental sales from businesses acquired in the preceding 12 months were $5.3 million with no comparable amount for the nine months ended June 30, 2014. Net sales for Sally Beauty Supply for the nine months ended June 30, 2014, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $9.1 million.

The $53.5 million increase in the Sally Beauty Supply segment’s net sales reflects increases in both unit volume (including increases in sales at existing stores and the incremental sales from 141 company-operated stores opened during the last twelve months) and average unit prices (resulting from changes in product mix), including the impact on average unit prices of certain third-party brands introduced recently.

For the nine months ended June 30, 2014, the Sally Beauty Supply segment’s net sales reflect a 1.1% same store sales growth rate compared to a 0.3% negative growth rate for the nine months ended June 30, 2013. For the nine months ended June 30, 2014, the Sally Beauty Supply segment’s same store sales growth rate was negatively impacted by lower traffic in the U.S. driven primarily by inclement weather that resulted in 4,884 store closure days in the first six months of the fiscal year 2014, compared to 1,369 in the prior year comparable period. For the nine months ended June 30, 2013, the segment’s negative same store sales growth rate was adversely impacted by lower non-Beauty Club Card traffic in the U.S. and a difficult comparison against strong growth in the prior year in certain of the Sally Beauty Supply segment’s product categories, as discussed earlier.

Beauty Systems Group.  Net sales for BSG increased by $39.9 million, or 3.8%, for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $27.8 million, or 2.7%. In addition, for the nine months ended June 30, 2014, incremental sales from businesses acquired in the preceding 12 months were $7.5 million, or 0.7%, higher for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our distributor sales consultants and sales through our franchise-based businesses) in the aggregate contributed a net increase in sales of approximately $4.6 million, or 0.4%, compared to the nine months ended June 30, 2013. Net sales for BSG for the nine months ended June 30, 2014, are inclusive of a negative impact from changes in foreign currency exchange rates of approximately $5.7 million.

For the nine months ended June 30, 2014, the BSG segment’s net sales reflect a 3.4% same store sales growth rate compared to 3.8% for the nine months ended June 30, 2013. For the nine months ended June 30, 2014, the BSG segment’s same store sales growth rate was negatively impacted by lower traffic in the U.S. driven primarily by inclement weather that resulted in 1,273 store closure days in the first six months of the fiscal year 2014, compared to 537 in the prior year comparable period.

The $39.9 million increase in the BSG segment’s net sales reflects primarily increases in unit volume (including increases in sales at existing stores and the incremental sales from 35 company-operated stores opened or acquired during the last twelve months).

Gross Profit

Consolidated gross profit increased by $46.7 million, or 3.5%, for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013, principally due to higher sales volume. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, was 49.6% for both the nine months ended June 30, 2014 and the nine months ended June 30, 2013. During the nine months ended June 30, 2014, changes in foreign currency exchange rates did not have a material impact on our consolidated gross profit.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $29.4 million, or 3.2%, for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013, principally as a result of higher sales volume. Sally Beauty Supply’s gross profit as a percentage of net sales was 54.8% for both the nine months ended June 30, 2014 and the nine months ended June 30, 2013.

Beauty Systems Group.  BSG’s gross profit increased by $17.4 million, or 4.1%, for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013, principally as a result of higher sales volume and improved gross profit margins. BSG’s gross profit as a percentage of net sales was 41.2% for the nine months ended June 30, 2014, compared to 41.1% for the nine months ended June 30, 2013.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $52.2 million, or 5.8%, for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (approximately 176 additional company-operated stores added since June 30, 2013, a 4.0% increase), higher corporate expenses associated with our self-funded employee healthcare benefits program in the U.S.

(approximately $8.0 million), higher advertising costs in the Sally Beauty Supply segment of $4.0 million and an increase in our investments in new business development (approximately $1.6 million). In addition, for the nine months ended June 30, 2014, selling, general and administrative expenses reflect a charge of $2.0 million in connection with the data security incident and the $3.5 million non-recurring share-based compensation charge in connection with the executive management transition plan mentioned earlier without a comparable amount for the nine months ended June 30, 2013. Selling, general and administrative expenses, as a percentage of net sales, increased to 33.9% for the nine months ended June 30, 2014, compared to 33.2% for the nine months ended June 30, 2013, mainly as a result of the expense increases and the non-recurring charges mentioned earlier in this paragraph.

Depreciation and Amortization

Consolidated depreciation and amortization was $58.7 million for the nine months ended June 30, 2014, compared to $52.9 million for the nine months ended June 30, 2013. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Nine Months Ended June 30,
	2014	2013	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$323,790	$329,715	$(5,925)	(1.8)%
BSG	162,964	151,307	11,657	7.7%
Segment operating profit	486,754	481,022	5,732	1.2%
Unallocated expenses	(87,580)	(73,245)	14,335	19.6%
Share-based compensation expense	(18,297)	(15,503)	2,794	18.0%
Operating earnings	$380,877	$392,274	$(11,397)	(2.9)%

Consolidated operating earnings decreased by $11.4 million, or 2.9%, for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. The decrease in consolidated operating earnings reflects higher unallocated expenses and share-based compensation expense and a decrease in the Sally Beauty Supply segment’s operating profit, partially offset by an increase in the BSG segment’s operating profit, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased to 13.6% for the nine months ended June 30, 2014, compared to 14.4% for the nine months ended June 30, 2013. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, including the $2.0 million charge in connection with the data security incident and the $3.5 million non-recurring share-based compensation charge in connection with the executive management transition plan mentioned earlier.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $5.9 million, or 1.8%, for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. The decrease in the Sally Beauty Supply segment’s operating earnings was primarily a result of the incremental costs related to 141 additional company-operated stores (stores opened during the past twelve months) operating during the nine months ended June 30, 2014, the incremental depreciation expense (approximately $3.1 million) associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings and ongoing information technology upgrades) and higher advertising costs of $4.0 million, partially offset by the increase in the Sally Beauty Supply segment’s sales volume described above. Segment operating earnings, as a percentage of net sales, decreased to 18.7% for the nine months ended June 30, 2014, compared to 19.7% for the nine months ended June 30, 2013. This decrease reflects higher segment operating expenses as a percentage of the segment’s net sales mainly as a result of the expense increases mentioned earlier in this paragraph.

Beauty Systems Group.  BSG’s segment operating earnings increased by $11.7 million, or 7.7%, for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013, primarily as a result of increased sales volume, partially offset by the incremental costs related to 35 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the nine months ended June 30, 2014 and investments in new business development (approximately $1.6 million). Segment operating earnings, as a percentage of net sales, increased to 15.1% for the nine months ended June 30, 2014, compared to 14.5% for the nine months ended June 30, 2013, mainly as a result of a reduction in the segment’s operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $14.3 million, or 19.6%, for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. This increase was due primarily to higher expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $8.0 million) and higher corporate expenses related primarily to on-going upgrades to our information technology systems (approximately $2.6 million). In addition, for the nine months ended June 30, 2014, unallocated expenses reflect a charge of $2.0 million in connection with the data security incident without a comparable amount for the nine months ended June 30, 2013.

Share-based Compensation Expense.  Total compensation costs charged against income for share-based compensation arrangements increased by $2.8 million, or 18.0%, to $18.3 million for the nine months ended June 30, 2014, compared to $15.5 million for the nine months ended June 30, 2013. This increase was primarily due to the impact of share-based awards made during the nine months ended June 30, 2014, including the $3.5 million non-recurring share-based compensation charge in connection with the executive management transition plan described above, partially offset by the impact of share-based compensation awards that became fully vested in the preceding 12 months.

Interest Expense

Interest expense increased by $6.5 million to $87.1 million for the nine months ended June 30, 2014, compared to $80.5 million for the nine months ended June 30, 2013. The increase in interest expense was primarily attributable to the effect of higher principal balances on our debt outstanding during the nine months ended June 30, 2014, including the senior notes due 2023 issued in October 2013, compared to the nine months ended June 30, 2013.

Provision for Income Taxes

The provision for income taxes was $109.6 million and $115.4 million, and the effective income tax rate was 37.3% and 37.0%, for the nine months ended June 30, 2014 and 2013, respectively.

The annual effective tax rate for the fiscal year 2014 is currently expected to be in the range of 37.5% to 38.0%, versus a comparable actual tax rate for the full fiscal year 2013 of 36.7%.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $12.1 million, or 6.2%, to $184.2 million for the nine months ended June 30, 2014, compared to $196.3 million for the nine months ended June 30, 2013. Net earnings, as a percentage of net sales, were 6.6% for the nine months ended June 30, 2014, compared to 7.2% for the nine months ended June 30, 2013.

Financial Condition

June 30, 2014 Compared to September 30, 2013

Working capital (current assets less current liabilities) increased by $143.7 million to $616.8 million at June 30, 2014, compared to $473.2 million at September 30, 2013. The ratio of current assets to current liabilities was 2.42 to 1.00 at June 30, 2014, compared to 1.87 to 1.00 at September 30, 2013. The increase in working capital reflects an increase of $34.0 million in current assets and a decrease of $109.7 million in current liabilities. The increase in current assets as of June 30, 2014, is principally due to an increase of $31.5 million in inventory. The decrease in current liabilities is principally due to a decrease in current maturities of long-term debt of $67.7 million, a decrease of $18.6 million in accounts payable and a decrease of $24.8 million in accrued liabilities, as discussed below.

Inventory increased by $31.5 million to $839.8 million at June 30, 2014, compared to $808.3 million at September 30, 2013 due primarily to an increase in company-operated stores (approximately 110 net additional company-operated stores added since September 30, 2013) and the introduction of new third-party brands primarily in the Sally Beauty Supply segment. Current maturities of long-term debt decreased by $67.7 million to $10.3 million at June 30, 2014, compared to $78.0 million at September 30, 2013 due primarily to net repayments of $67.0 million in borrowings under our ABL facility. Accounts payable decreased by $18.6 million to $254.9 million at June 30, 2014, compared to $273.5 million at September 30, 2013 due primarily to the timing of payments to suppliers mainly in connection with purchases of merchandise inventory and capital expenditures. Accrued liabilities decreased by $24.8 million to $160.0 million at June 30, 2014, compared to $184.8 million at September 30, 2013, due primarily to the timing of payments of interest on our senior notes. Interest on the senior notes due 2019, 2022 and 2023 is payable semi-annually, during the Company’s first and third fiscal quarters.

Total stockholders’ deficit, for the nine months ended June 30, 2014, increased by $59.3 million primarily as a result of our repurchase and subsequent retirement of approximately 11.4 million shares of our common stock for approximately $301.7 million, partially offset by net earnings of $184.2 million, share-based compensation expense and the impact of exercises of stock options, in the aggregate, of approximately $51.5 million and foreign currency translation adjustments of $6.1 million.

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

At June 30, 2014, cash and cash equivalents were $46.3 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, share repurchases and potential acquisitions and to finance anticipated capital expenditures, over the next twelve months.

However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales and operating improvements will be realized, or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors” in Item 1A contained in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 and in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. The funds drawn on an individual occasion during the nine months ended June 30, 2014 have varied in amounts up to $35.0 million, total amounts outstanding have ranged from zero up to $94.0 million and the average daily balance outstanding was $11.8 million. During the nine months ended June 30, 2014, the weighted average interest rate on our borrowings under the ABL facility was 2.4%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of June 30, 2014, Sally Holdings had $468.7 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

Share Repurchase Programs

In March 2013, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $700.0 million of our common stock over the next eight quarters (the “2013 Share Repurchase Program”). During the nine months ended June 30, 2014, the Company repurchased and retired approximately 11.4 million shares at a cost of $301.7 million under the 2013 Share Repurchase Program. We funded these share repurchases with cash from operations and the cash proceeds from our October 2013 debt issuance. The 2013 Share Repurchase Program expires on or about March 5, 2015. As of June 30, 2014, we had repurchased approximately 19.9 million shares of our common stock under the 2013 Share Repurchase Program at an aggregate cost of $545.0 million and had approximately $155.0 million of additional share repurchase authorization remaining under such program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

The Company’s Board of Directors currently intends to authorize an additional share repurchase program during the fiscal 2014 fourth quarter similar in size and duration to the 2013 Share Repurchase Program to provide the Company with the flexibility to continue its share repurchases beyond the authority remaining under the 2013 Share Repurchase Program.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for acquisitions, capital expenditures, repayments of long-term debt and share repurchases. The following table shows our sources and uses of funds for the nine months ended June 30, 2014 and 2013 (in thousands):

	Nine Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$193,463	$197,127
Net cash used by investing activities	(54,541)	(80,621)
Net cash used by financing activities	(139,921)	(303,083)
Effect of foreign currency exchange rate changes on cash and cash equivalents	213	(199)
Net decrease in cash and cash equivalents	$(786)	$(186,776)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2014 decreased by $3.7 million to $193.5 million, compared to $197.1 million during the nine months ended June 30, 2013. This decrease was mainly due to lower net earnings ($12.1 million), partially offset by net changes in the components of working capital in the normal course of our business.

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2014 decreased by $26.1 million to $54.5 million, compared to $80.6 million during the nine months ended June 30, 2013. This decrease reflects, in the Sally Beauty Supply segment, capital expenditures related to our opening of a distribution facility in the nine months ended June 30, 2013 without a comparable capital project in the current fiscal year, as well as lower expenditures in our point-of-sale system upgrade project in the U.S., as we get closer to completing that capital project. In addition, the decrease reflects less net cash used for acquisitions ($11.3 million) in the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013.

Net Cash Used by Financing Activities

Net cash used by financing activities decreased by $163.2 million to $139.9 million during the nine months ended June 30, 2014, compared to $303.1 million during the nine months ended June 30, 2013. This decrease was primarily due to $105.5 million less cash used to repurchase shares of our common stock in the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. In addition, the decrease reflects our issuance of the senior notes due 2023 in October 2013 ($200.0 million), partially offset by net repayments of borrowings under the ABL facility ($67.0 million) during the nine months ended June 30, 2014, as well as net borrowings under the ABL facility of during the nine months ended June 30, 2013 ($75.5 million).

Long-term Debt

Outstanding Long-Term Debt

In the fiscal year ended September 30, 2011, Sally Holdings entered into a $400 million, five-year asset-based senior secured loan facility (the “ABL facility”). The availability of funds under the ABL facility, as amended on June 8, 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. In July 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 26, 2018 and improved certain other covenant terms. At June 30, 2014, the Company had $468.7 million available for borrowing under the ABL facility, including the Canadian sub-facility. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

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

On October 29, 2013, the Issuers issued $200.0 million aggregate principal amount of the Issuers’ 5.5% Senior Notes due 2023. The senior notes due 2023 bear interest at an annual rate of 5.5% and were issued at par. The Company used the net proceeds from this debt issuance, approximately $196.3 million, to repay borrowings outstanding under the ABL facility of $88.5 million and for general corporate purposes. In connection with the issuances of the senior notes due 2023, the Company incurred and capitalized financing costs of approximately $3.9 million. This amount is included in other assets on our consolidated balance sheets and is being amortized over the term of the senior notes due 2023 using the effective interest method.

Details of long-term debt (excluding capitalized leases) as of June 30, 2014 are as follows (dollars in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$9,000	July 2018	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR (a) plus (1.50% to 1.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022 (b)	857,681	June 2022	5.750% (b)
Senior notes due 2023	200,000	Nov. 2023	5.50%
Other (c)	410	2014-2015	4.93% to 5.79%
Total	$1,817,091

(a)              LIBOR means the London Interbank Offered Rate.

(b)              Includes unamortized premium of $7.7 million related to notes with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

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

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of June 30, 2014, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At June 30, 2014, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA, as defined in the ABL facility.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At June 30, 2014, the Company’s Consolidated Coverage Ratio was approximately 5.7 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At June 30, 2014, the Company’s Consolidated Total Leverage Ratio was approximately 2.9 to 1.0. Consolidated Total

Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of June 30, 2014, the Consolidated Fixed Charge Coverage Ratio was approximately 3.8 to 1.0.

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

Capital Requirements

During the nine months ended June 30, 2014, capital expenditures were approximately $49.8 million. For fiscal year 2014, we anticipate total capital expenditures to be in the low end of the $85.0 million to $90.0 million range, excluding acquisitions. We expect that capital expenditures will be primarily for the addition of new stores and the remodeling, expansion or relocation of existing stores in the ordinary course of our business as well as certain corporate projects.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2013, except for the issuance, in October 2013, of $200.0 million aggregate principal amount of our 5.5% senior notes due 2023.

Off-Balance Sheet Financing Arrangements

At June 30, 2014 and September 30, 2013, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $22.1 million and $23.9 million at June 30, 2014 and September 30, 2013, respectively.

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

Recent Accounting Pronouncements

We have not yet adopted and are currently assessing the potential effect of the following pronouncement on our consolidated financial statements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is not permitted for public companies. The Company has not yet selected a transition method nor determined the effect of the new standard on its financial statements.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America. For each of the fiscal years 2013, 2012 and 2011, approximately 19% of our consolidated net sales were made in currencies other than the U.S. dollar. For the nine months ended June 30, 2014, fluctuations in the U.S. dollar exchange rates did not have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.9% in the nine months ended June 30, 2014 and would have impacted our consolidated total assets by approximately 2.8% at June 30, 2014.

Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. As more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, the Company uses from time to time foreign exchange contracts to mitigate its remaining exposure to changes in foreign currency exchange rates. There have been no material changes to the aggregate notional amount of foreign exchange contracts held by the Company since September 30, 2013. At June 30, 2014, the aggregate net fair value of all foreign exchange contracts was $0.2 million, consisting of contracts in an asset position of $0.1 million and contracts in a liability position of $0.3 million.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net gains of $0.3 million and net losses of $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and, for the nine months ended June 30, 2014 and 2013, net losses of $1.0 million and $0.9 million, respectively, including marked-to-market adjustments, in connection with all of the Company’s foreign currency derivatives.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. Based on the $9.0 million of borrowings under our ABL facility outstanding at June 30, 2014, a change in the applicable interest rate up or down by ½% would increase or decrease earnings before income taxes by less than $0.1 million on an annualized basis. At June 30, 2014, the Company held no interest rate swap or similar derivative instruments.

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

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at June 30, 2014.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2014, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report and Quarterly Report. The risks described in those reports and herein are not the only risks facing our company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended June 30, 2014:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2014	581,365	$27.06	581,365	$315,313,804
May 1 through May 31, 2014	5,224,393	25.57	5,224,393	181,720,736
June 1 through June 30, 2014	1,052,886	25.41	1,052,886	154,962,411
Total this quarter	6,858,644	$25.67	6,858,644	$154,962,411

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

10.1	Offer Letter to Christian A. Brickman, dated as of April 25, 2014, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2014

10.2

Transition Agreement, by and between Sally Beauty Holdings, Inc. and Gary G. Winterhalter, dated as of April 25, 2014, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2014

10.3	Separation Agreement, by and between Tobin Anderson and Sally Beauty Supply LLC, dated as of May 16, 2014*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Gary G. Winterhalter*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Gary G. Winterhalter*

32.2	Section 1350 Certification of Mark J. Flaherty*

101

Pursuant to Rule 406T of Regulation S-T, the following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: July 31, 2014

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer