Form 10-K
period 2014-09-30
Sally Beauty Holdings, Inc.
filed 2014-11-13
CIK 1368458

Use these links to rapidly review the document

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES Financial Statements Years ended September 30, 2014, 2013 and 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES ☐    NO ☒

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on March 31, 2014 was approximately $4,426,208,000. At November 7, 2014, there were 155,199,139 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

  •
  anticipating and effectively responding to changes in consumer preferences and buying trends in a timely manner;

  •
  potential fluctuation in our same store sales and quarterly financial performance;

  •
  our dependence upon manufacturers who may be unwilling or unable to continue to supply products to us;

  •
  the possibility of material interruptions in the supply of products by our third-party manufacturers or distributors;

  •
  products sold by us being found to be defective in labeling or content;

  •
  compliance with current laws and regulations or becoming subject to additional or more stringent laws and regulations;

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

  •
  the risk that our products may infringe on the intellectual property rights of others or that we may be required to defend our intellectual property rights;

  •
  conducting business outside the United States;

ii

  •
  disruption in our information technology systems;

  •
  a significant data security breach, including misappropriation of our customers' or employees' confidential information, and the potential costs related thereto;

  •
  the negative impact on our reputation and loss of confidence of our customers, suppliers and others arising from a significant data security breach;

  •
  the costs and diversion of management's attention required to investigate and remediate a data security breach;

  •
  the ultimate determination of the extent or scope of the potential liabilities relating to our recent data security incident;

  •
  our ability to attract and retain highly skilled management and other personnel;

  •
  severe weather, natural disasters or acts of violence or terrorism;

  •
  the preparedness of our accounting and other management systems to meet financial reporting and other requirements and the upgrade of our existing financial reporting system;

  •
  being a holding company, with no operations of our own, and depending on our subsidiaries for cash;

  •
  our ability to execute and implement our share repurchase program;

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

iii

PART I

ITEM 1. BUSINESS

Introduction

Sally Beauty Holdings, Inc. is an international specialty retailer and distributor of professional beauty supplies with operations primarily in North America, South America and Europe. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. At September 30, 2014, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. As of September 30, 2014, through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,647 company-operated stores and supplied 181 franchised stores. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 981 professional distributor sales consultants who sell directly to salons and salon professionals. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. Through Sally Beauty Supply and BSG, we have store locations in the United States (including Puerto Rico), Canada, Mexico, Chile, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Approximately 81%, 81% and 82% of our consolidated net sales for the fiscal year ended September 30, 2014, 2013 and 2012, respectively, were from customers located in the U.S. For the fiscal year ended September 30, 2014, our consolidated net sales and operating earnings were $3,753.5 million and $507.0 million, respectively.

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

Open-Line

This channel serves retail consumers and salon professionals through retail stores and the internet. This channel is served by a large number of localized retailers and distributors, with only a few having a regional presence and significant channel share. We believe that Sally Beauty Supply is the largest open-line distributor in the U.S. with a nationwide network of retail stores. In addition, the Company's website (www.sallybeauty.com) and other e-commerce platforms provide access to product offerings and information beyond our retail stores.

Direct

This channel focuses on direct sales to salons and salon professionals by large manufacturers. This is the dominant form of distribution in Europe, but represents a smaller channel in the U.S. due to the highly fragmented nature of the U.S. salon industry, which makes direct distribution cost prohibitive for many manufacturers. In addition, we recently began to offer our BSG products for sale to salons and salon professionals through the Company's websites (www.cosmoprofbeauty.com, www.cosmoprofequipment.com, www.loxabeauty.com and www.ebobdirect.com).

Mega-Salon Stores

In this channel, large-format salons are supplied directly by manufacturers due to their large scale.

Key Industry and Business Trends

We operate primarily within the large and growing U.S. professional beauty supply industry. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

High level of marketplace fragmentation.    The U.S. salon industry is highly fragmented with approximately 300,000 salons and barbershops. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

Growth in booth renting and frequent stocking needs.    Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons. In addition, booth renters, who comprise a significant percentage of total U.S. salon professionals, are often responsible for purchasing their own supplies. Historically, the number of booth renters has significantly increased as a percentage of total salon professionals, and we expect this trend to continue. Given their smaller individual purchases and relative lack of financial resources, booth renters are likely to be dependent on frequent trips to professional beauty supply stores, like BSG and Sally Beauty Supply. We expect that these factors will continue to drive demand for conveniently located professional beauty supply stores.

Increasing use of exclusive-label products.    We offer an extensive range of exclusive-label professional beauty products, predominantly in our Sally Beauty Supply segment. As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products and, accordingly, we believe that growth in our sales of these products will likely enhance our overall gross margins. Please see "Risk Factors—We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner" and "We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

Favorable demographic and consumer trends.    We expect the aging baby-boomer population to drive future growth in professional beauty supply sales through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends largely on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives in an effort to expand our market reach or to respond to changing consumer preferences. If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer. Please see "Risk Factors—We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner."

International growth strategies.    A key element of our growth strategy depends on our ability to capitalize on international growth opportunities and to grow our current level of non-U.S. operations. For example, during the fiscal year ended September 30, 2014 our number of international company-operated stores increased from 789 stores to 850 stores. In addition, we have completed a number of international acquisitions over the past five years that increased our European and South American footprint. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth opportunities. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth opportunities may be affected by business, legal, regulatory and economic risks. Please see "Risk Factors—We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions," "If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations" and "Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks."

Continuing consolidation.    There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including the evaluation of opportunities to shift business from competitive distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint and that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, if L'Oreal or any of our other suppliers acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that BSG will not lose revenue over time (including within its franchise-based business) due to potential losses of product lines as well as from the increased competition from distribution networks affiliated with any of our suppliers. Please see "Risk Factors—The beauty products distribution industry is highly competitive and is consolidating" and "We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

Relationships with suppliers.    Sally Beauty Supply and BSG, and their respective suppliers are dependent on each other for the distribution of beauty products. We do not manufacture any of the products we sell and purchase these products from a limited number of manufacturers. As is typical in distribution businesses (particularly in our industry), these relationships are subject to change from time to time (which often results in the expansion or loss of distribution rights, including exclusive rights, in various geographies and the addition or loss of product lines). Since we purchase products from many of those manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days' notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with current and prospective suppliers or by acquisitions of existing distributors. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

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

Controlling expenses.    An important aspect of our business is our ability to control costs by right-sizing and maximizing the efficiency of our business. Please see "Risk Factors—We are not certain that our ongoing cost control plans will continue to be successful."

Opening new stores.    Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas and, more specifically, in international geographies as international growth becomes an increasing driver of our future growth. While the capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, vary from geography to geography, such capital requirements have historically been relatively low in the U.S. and Canada. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our business, financial condition or results of operations. Please see "Risk Factors—If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected."

Changes to our information technology systems.    As our operations grow in both size and scope and as cyber-attacks and security intrusions involving retailers have become more frequent, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of those systems and infrastructure. Please see "Risk Factors—We may be adversely affected by any disruption in our information technology systems" and "Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results."

Business Segments, Geographic Area Information and Seasonality

We operate two business segments: (i) Sally Beauty Supply, an open-line and exclusive-label distributor of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals primarily in North America, Puerto Rico, Europe and South America, and (ii) BSG, including its franchise-based business Armstrong McCall, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories, in North America, Puerto Rico, the United Kingdom and certain other European countries. Sally Beauty Supply accounted for approximately 62% and BSG accounted for approximately 38% of the Company's consolidated net sales for each of the years ended September 30, 2014, 2013 and 2012.

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

Sally Beauty Supply

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2014, Sally Beauty Supply operated 3,544 company-operated retail stores, 2,793 of which are located in the U.S. (with the remaining 751 company-operated retail stores located in Canada, Mexico, Chile, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain). Sally Beauty Supply also supplied 19 franchised stores located in the United Kingdom and certain other European countries. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 stock keeping units, or SKUs, of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. We believe that Sally Beauty Supply has differentiated itself from its competitors through its customer value proposition, attractive pricing, extensive selection of leading third-party branded and exclusive-label professional beauty products, an extensive selection of ethnic products, knowledgeable sales associates and convenient store locations.

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

Sally Beauty Supply stores are organized by product type in ways that allow its customers to easily navigate through its stores and that encourage cross-selling and impulse buying through the use of strategic product placement and displays that highlight new products and key promotional items.

   Merchandise

Sally Beauty Supply stores carry an extensive selection of third-party branded and exclusive-label professional beauty supplies. Sally Beauty Supply manages each category by product and by SKU and uses centrally developed plan-o-guides to maintain a consistent merchandise presentation across its store base (primarily in the U.S. and Canada). Through its information systems, Sally Beauty Supply actively monitors each store's performance by category. We believe Sally Beauty Supply's tailored merchandise strategy enables it to meet local demands and helps drive customer traffic into its stores. Additionally, its information systems (implemented primarily in North America and certain European locations) enable it to track and automatically replenish inventory levels, generally on a weekly basis, allowing it to maintain consistently high levels of in-stock merchandise, including both regular-priced and promotional items.

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

The following table sets forth the approximate percentage of Sally Beauty Supply's sales by product category:

	Fiscal Year Ended September 30,
	2014	2013	2012
Hair color	23.3%	22.9%	22.2%
Hair care	21.9%	22.1%	22.3%
Skin and nail care	16.5%	15.6%	15.7%
Brushes, cutlery and accessories	13.5%	13.8%	14.2%
Electrical appliances	9.7%	9.9%	10.2%
Ethnic products	7.1%	7.5%	7.5%
Other beauty items	8.0%	8.2%	7.9%

Total	100.0%	100.0%	100.0%

   Leading Third-Party Branded Products

Sally Beauty Supply offers an extensive selection of hair care products, nail care products, beauty sundries and appliances, featuring leading third-party brands such as Clairol®, CHI®, China Glaze®, OPI® and Conair®. In addition, Sally Beauty Supply offers an extensive selection of exclusive-label merchandise. We believe that carrying an extensive selection of the latest premier branded merchandise is critical to maintaining long-term relationships with our customers. The merchandise Sally Beauty Supply carries includes products from one or more of the leading manufacturers in each category. Sally Beauty Supply's objective is not only to carry leading brands, but also to carry a full range of third-party branded and exclusive-label products within each category. As beauty trends continue to evolve, we expect to offer the changing professional beauty product assortment necessary to meet the needs of retail consumers and salon professionals.

   Exclusive-Label Products

Sally Beauty Supply offers an extensive selection of exclusive-label professional beauty products. We believe exclusive-label products provide customers with an attractive alternative to higher-priced leading third-party brands. Exclusive-label products accounted for approximately 45% of Sally Beauty Supply's product sales in the U.S. during the fiscal year 2014. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products, and we believe this area offers continued growth potential. Sally Beauty Supply maintains exclusive-label products in substantially all its product categories. Sally Beauty Supply actively promotes its exclusive-label brands mainly through in-store promotions, print advertising and direct shopping guides. We believe our customers perceive our exclusive-label products to be comparable in quality and name recognition to leading third-party branded products.

   Marketing and Advertising

Sally Beauty Supply's marketing programs are designed to promote long-term brand awareness and customer preference while, in the short-term, driving customer traffic into our stores by highlighting promotions, events and new products. The marketing programs differentiate between our two distinct customer groups—retail customers and salon professionals—and target each group accordingly throughout multiple customer touch-points, including the use of print and digital advertising.

We continuously adapt our marketing and merchandising initiatives for Sally Beauty Supply in an effort to differentiate ourselves from our competitors, to highlight our customer value proposition and to respond to changing consumer preferences. We currently offer an average of 9,000 SKUs of our Sally Beauty Supply products for sale through our website (www.sallybeauty.com) and believe that our website enhances our other efforts intended to promote consumer awareness of Sally Beauty Supply's products, including through the use of educational videos and the presentation of extensive product information. Please see "Risk Factors—Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores."

Sally Beauty Supply's customer loyalty and marketing programs, primarily in the U.S. and Canada, allow Sally Beauty Supply the opportunity to collect valuable point-of-sale customer data in order to increase its understanding of customers' needs and its ability to market to them in more personalized and relevant ways. The Sally "Beauty Club" is a loyalty program for customers who are not salon professionals. Beauty Club members, after paying a nominal annual fee, are eligible to receive a discounted price on almost every non-sale item. Members can also earn rewards and are eligible to receive direct mail and e-mail communications that contain special offers, beauty tips and new product information. In addition, Sally Beauty Supply's "ProCard" is a loyalty program for licensed salon professionals. ProCard members are eligible to receive discounts on all beauty products sold at Sally Beauty Supply's stores and website, as well as news, techniques and special offerings available only to salon professionals. We believe these programs are effective in developing and maintaining customer loyalty. Outside the U.S. and Canada, our customer loyalty and marketing programs vary by marketplace.

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

The following table provides a history of Sally Beauty Supply's store count (including franchised stores) during the last three fiscal years:

	Fiscal Year Ended September 30,
	2014	2013	2012
Stores open at beginning of period	3,424	3,309	3,158
Net store openings during period	135	113	129
Stores acquired during period(a)	4	2	22

Stores open at end of period	3,563	3,424	3,309

(a)
Stores acquired in the fiscal year 2012 include 19 stores owned by Kappersservice Floral B.V. (the "Floral Group") prior to the Company's acquisition of certain assets of the Floral Group in November 2011.

Beauty Systems Group

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of September 30, 2014, BSG had 1,103 company-operated stores, supplied 162 franchised stores and had a sales force of approximately 981 professional distributor sales consultants in all states in the U.S., and in Canada, Puerto Rico, Mexico and certain European countries. Through BSG's large store base and sales force, including its franchise-based business Armstrong McCall, BSG is able to access a significant portion of the highly fragmented U.S. professional beauty salon services industry. BSG and Armstrong McCall stores provide a comprehensive selection of professional beauty products (featuring an average of 9,000 SKUs of merchandise) that include hair color, hair care, skin and nail care, beauty sundries and electrical appliances. BSG is also the exclusive source for certain well-known third-party branded products pursuant to BSG's exclusive distribution agreements with certain suppliers within specified geographic territories.

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

   Professional Distributor Sales Consultants

BSG currently has a network of approximately 981 professional distributor sales consultants ("DSC" or "DSCs"), which exclusively serve salons and salon professionals.

In order to provide a knowledgeable sales consultant team, BSG actively recruits individuals with industry knowledge or sales experience, as we believe that new sales consultants with either broad knowledge about the products or direct sales experience will be more successful. In addition, BSG provides training to new sales consultants beginning with a two-week training program, followed by a program of continuing media-based training delivered through audio, video and web-based e-learning. The program is designed to develop product knowledge as well as techniques on how best to serve salon professionals. In addition to selling professional beauty products, our sales consultants offer in-salon training for professionals and owners in areas such as new styles, techniques and business practices. An important component of sales consultants' compensation is sales commissions. BSG's commission system is designed to drive sales, as well as focus consultants on selling products that are best suited to individual salons and salon professionals.

We believe that our emphasis on recruitment, training, and sales-based compensation results in a sales force that distinguishes itself from other full-service/exclusive-channel distributors and the employment of sales consultants is an effective way to serve salons and salon professionals, particularly those located far away from a BSG store.

The following table sets forth the approximate percentage of BSG sales attributable by distribution channel:

	Fiscal Year Ended September 30,
	2014	2013	2012
Company-operated stores	65.6%	64.7%	64.3%
Professional distributor sales consultants (full-service)	25.6%	26.0%	26.3%
Franchise stores	8.8%	9.3%	9.4%

Total	100.0%	100.0%	100.0%

   Loxa Beauty

During fiscal year 2014, BSG launched loxabeauty.com, a website designed to connect salon professionals with their customers and with more than 4,200 manufacturer-authorized professional beauty products (including leading third-party brands such as Paul Mitchell®, Rusk®, Sebastian®, CHI®, and Joico®). Loxa Beauty enables a consumer to receive expert advice online from a salon professional of his/her choice while crediting the chosen salon professional with any resulting product sale. The salon professional is able to assist his/her client in the selection of the best salon product for the client's particular needs while earning a sales commission when the client orders the product using the Loxa Beauty website. Loxa Beauty also has an app for mobile access to all site content, as well as a mobile application optimized for salon professionals to periodically connect with their clients. We believe that this sales channel has good growth potential for BSG over the next several years. Please see "Risk Factors—Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores."

   Merchandise

BSG stores carry an extensive selection of third-party branded products, featuring an average of 9,000 SKUs of beauty products, including hair color and care, skin and nail care, beauty sundries and electrical appliances and other beauty items. Some products are available in bulk packaging for higher volume salon needs. Through BSG's information systems, each store's product sales performance is actively monitored, allowing maintenance of an optimal merchandise mix. Additionally, BSG's information systems track and automatically replenish inventory levels on a weekly basis, enabling BSG to maintain sufficient levels of product in stock. Although BSG positions itself to be competitive on price, its primary focus is to provide a comprehensive selection of branded products to the salon professional. BSG is also the exclusive source for certain well-known third-party branded products pursuant to BSG's exclusive arrangements with certain suppliers within specified geographic territories. We believe that carrying an extensive selection of branded merchandise is critical to maintaining relationships with our professional customers.

The following table sets forth the approximate percentage of BSG's sales attributable by product category:

	Fiscal Year Ended September 30,
	2014	2013	2012
Hair care	35.0%	35.8%	36.4%
Hair color	30.8%	30.0%	29.8%
Skin and nail care	9.9%	10.2%	10.3%
Electrical appliances	5.5%	5.3%	4.7%
Promotional items(a)	11.8%	12.0%	12.0%
Other beauty items	7.0%	6.7%	6.8%

Total	100.0%	100.0%	100.0%

(a)
Promotional items consist of sales from other categories that are sold on a value-priced basis.

   Marketing and Advertising

BSG's marketing program is designed primarily to promote its extensive selection of brand name products at competitive prices. BSG distributes at its stores and mails to its salon and salon professional customers multi-page color shopping guides that highlight promotional products. We also offer an average of 15,000 SKUs (primarily in the U.S. and excluding Loxa Beauty) of our BSG products for sale through our websites for beauty professionals (www.cosmoprofbeauty.com, www.cosmoprofequipment.com, and www.ebobdirect.com). We believe that our websites enhance our other efforts intended to promote awareness of BSG's products by salons, salon professionals and retail customers, as appropriate. Please see "Risk Factors—Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores." In addition, BSG communicates with its customers and distributes promotional material via e-mail and social networking websites. Some BSG stores also host monthly manufacturer-sponsored classes for salon professionals. These classes are held at BSG stores and led by manufacturer-employed educators. Salon professionals, after paying a small fee to attend, can learn about new products and beauty trends. We believe these classes also increase brand awareness and potentially drive sales in BSG stores.

   Store Locations

BSG stores are primarily located in secondary strip shopping centers resulting in relatively lower operational costs per square foot than our retail stores. Although BSG stores are located in visible and convenient locations, we believe salon professionals are generally less sensitive about store location than our retail customers.

The following table provides a history of BSG's store count (including franchised stores) during the last three fiscal years:

	Fiscal Year Ended September 30,
	2014	2013	2012
Stores open at beginning of period	1,245	1,190	1,151
Net store openings during period	17	43	39
Stores acquired during period(a)	3	12	—

Stores open at end of period	1,265	1,245	1,190

(a)
Stores acquired in the fiscal year 2013 represent 12 stores owned by Essential Salon Products, Inc. ("Essential Salon") prior to the Company's acquisition of certain assets of Essential Salon in May 2013.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and will help drive our future growth:

The Largest Professional Beauty Supply Distributor in the U.S. with Multi-Channel Platform

We believe that Sally Beauty Supply and BSG together comprise the largest distributor of professional beauty products in the U.S. by store count. Our leading channel positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply marketplace, economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to generate and grow revenues across broad, diversified geographies, and customer segments using varying product assortments. In the U.S. and Puerto Rico, we offer an average of 9,000 and 15,000 SKUs (excluding Loxa Beauty) of professional beauty products through Sally Beauty Supply and BSG, respectively, (in each case, in our stores or on our websites) to a broad potential customer base that includes retail consumers, salons and barbershops in the U.S.

Differentiated Customer Value Proposition

We believe that our stores have a competitive advantage over those of our competitors due to our stores' convenient location, broad selection of professional beauty products (including leading third-party branded and exclusive-label merchandise), high levels of in-stock merchandise, knowledgeable salespeople and competitive pricing. Our merchandise mix includes a comprehensive selection of ethnic products, which is tailored by store, based on market demographics and category performance. We believe that the wide selection of these products at our stores further differentiates Sally Beauty Supply from its competitors. In addition, as discussed above, Sally Beauty Supply also offers a customer loyalty program, the Beauty Club, whereby for a nominal annual fee members receive discounts on products, earn rewards and are eligible to receive direct mail and email communications that contain special offers, beauty tips, and new product information. Our BSG professional distributor sales consultants benefit from their customers having access to the BSG store systems as customers have the ability to pick up the products they need between visits from our professional distributor sales consultants. We believe that our differentiated customer value proposition and strong brands drive customer loyalty and high repeat traffic, contributing to our success and growth.

Attractive Store Economics

We believe that our stores generate attractive returns on invested capital. In the U.S. and Canada, the capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 and $80,000, respectively. Sally Beauty Supply stores average approximately 1,700 square feet and BSG stores average approximately 2,600 square feet in size in the U.S. and Canada. Strong average sales per square foot combined with minimal staffing requirements, lower rent and other occupancy costs and expenses and limited initial capital outlay typically result in positive contribution margins within a few months of opening, and cash payback on investment within approximately two years. Due to such attractive investment returns and relatively high operating profit contributions per store, during the past five fiscal years Sally Beauty Supply and BSG have opened an aggregate of 611 and 174 net new stores, respectively, excluding the effect of acquisitions. Outside the U.S. and Canada, our store format, sizes and capital requirements vary by marketplace, but we believe these stores also generate compelling unit economics.

Experienced Management Team with a Proven Track Record

Our senior management team, led by our Chief Executive Officer Gary Winterhalter and our President and Chief Operating Officer Christian Brickman, possesses a unique combination of management skills and experience in the beauty supply marketplace. Our team also has a strong track record of successfully identifying and integrating acquisitions, which continues to be an important part of our overall strategy.

Our Strategy

We believe there are significant opportunities to increase our sales and profitability through the further implementation of our operating strategy and by growing our store base in existing and additional geographic areas, both organically and through strategic acquisitions. Key elements of our growth strategy are to:

Increase Overall Traffic and Sales Productivity at Our Existing Stores

We intend to draw overall customer traffic to our stores by, among other things, leveraging our CRM programs, tailoring our marketing efforts to reach a wider selection of prospective customers and otherwise promoting recognition of the "Sally" brand among consumers. We plan to grow same store sales by improving our merchandise mix, introducing new products (including third-party brands and exclusive-label products), growing our sales of exclusive-label products and enhancing our customer loyalty programs. To grow sales and increase customer loyalty in Sally Beauty Supply, we intend to continue to develop and introduce exclusive-label products through product innovation, to continue to introduce new third-party products and to promote our wide selection of product offerings at a value. We also plan to continue to enhance our customer loyalty programs at Sally Beauty Supply and BSG, which allow us to further collect valuable point-of-sale customer data and to increase our understanding of customers' needs, in an effort to grow sales to existing customers.

Expand Our Store Base

During the past five fiscal years, Sally Beauty Supply and BSG have opened an aggregate of 611 and 174 net new stores, respectively, excluding the effect of acquisitions. Because of the limited initial capital outlay, rapid payback and attractive return on capital, we intend to continue to expand our store base. We believe there are growth opportunities for us to open or acquire additional stores in North America, Europe, and Central and South America. We expect new store openings in existing and new areas to be an important aspect of our future growth opportunities, and intend to continue our annual organic store growth between 3% and 4% of our total stores for at least the next few years.

Grow Internationally

International sales represent approximately 25% of Sally Beauty Supply's net sales and we believe there is a significant opportunity for future growth internationally. As of September 30, 2014, we had 850 Sally Beauty Supply and BSG company-operated stores and supplied 47 franchise stores across 11 countries outside the United States: Canada, Mexico, Chile, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. We believe our platform provides us with the foundation to continue to expand internationally. In particular, we are currently focused on profitably growing our business in Europe and in Central and South America.

Increase Operating Efficiency and Profitability

We believe there are opportunities to increase the profitability of our operations by growing our exclusive-label brands, improving sourcing, shifting customer mix, continuing our cost-cutting initiatives and by further expanding our e-commerce channel. We continue to develop and promote our higher margin exclusive-label products and increase exclusive-label product sales, which we believe will enhance our overall gross margins and operating results. In addition, we have undertaken a full review of our merchandise procurement strategy and continue to focus on our procurement practices. This initiative has helped identify lower-cost alternative sources of supply in certain product categories from countries with lower manufacturing costs. We continue to focus on changing our customer mix by increasing the percentage of retail customers within our stores at Sally Beauty Supply. At BSG, we have completed numerous projects, including a re-branding initiative that repositioned the vast majority of our North American company-operated stores under a common name and store identity, CosmoProf, which we believe has improved brand consistency.

We also offer an average of approximately 9,000 SKUs of our Sally Beauty Supply products for sale through our website (www.sallybeauty.com) and offer an average of approximately 15,000 SKUs of our BSG products for sale principally through BSG's websites for beauty professionals (www.cosmoprofbeauty.com, www.cosmoprofequipment.com, and www.ebobdirect.com) and BSG's website for retail customers (loxabeauty.com). We expect that electronic commerce, or e-commerce, including the recently introduced Loxa Beauty platform, will help drive improved operating earnings, as a percentage of net sales, for both business segments since e-commerce generally lacks the incremental operating expenses (including rent and other occupancy expenses, payroll, and certain shipping and handling expenses) associated with traditional brick-and-mortar stores. Please see "Risk Factors—Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores."

Pursue Strategic Acquisitions and New Territories for Organic Growth

We have completed more than 40 acquisitions during the last 10 full fiscal years. We believe that our experience in identifying attractive acquisition targets, our proven acquisition integration process and our highly scalable infrastructure have created a strong platform for potential future acquisitions. Recent acquisitions have included:

  •
  In May 2014, we acquired certain assets and business operations of Arctic Beauty, Inc., a professional-only distributor of beauty products operating in the state of Alaska;

  •
  In May 2013, we acquired certain assets and business operations of Essential Salon, a professional-only distributor of beauty products operating in the northeastern region of the United States;

  •
  In November 2011, we acquired the Floral Group, a distributor of professional beauty products with 19 stores located in the Netherlands;

  •
  In October 2011, we acquired certain assets and the business of a former exclusive distributor of John Paul Mitchell Systems beauty products with sales primarily in Ohio and West Virginia; and

  •
  In October 2010, we acquired Aerial Company, Inc., then an 82-store professional-only distributor of beauty products operating in 11 states in the mid-western United States.

We intend to continue to identify and evaluate acquisition targets and organic growth opportunities both domestically and internationally, with a focus on expanding our exclusive BSG territories and allowing Sally Beauty Supply to enter new geographic areas, principally outside the U.S. Please see "Risk Factors—We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions."

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

Relationships with Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase orders. For the fiscal year 2014, our five largest suppliers, The Procter & Gamble Company, or P&G, the Professional Products Division of L'Oreal USA S/D, Inc., or L'Oreal, Conair Corporation, John Paul Mitchell Systems and Shiseido Cosmetics (America) Limited, accounted for approximately 39% of our consolidated merchandise purchases. Products are purchased from these and many other manufacturers on an at-will basis or under contracts which can be terminated without cause upon 90 days' notice or less or expire without express rights of renewal. Such manufacturers could discontinue sales to us at any time or upon short notice. If any of these suppliers discontinued selling or were unable to continue selling to us, there could be a material adverse effect on our business and results of operations.

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

Distribution

As of September 30, 2014, we operated mainly through 18 distribution centers, nine of which serviced Sally Beauty Supply and nine of which serviced BSG.

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

Information Technology Systems

Our information technology systems provide sales order processing, accounting and management information related to the marketing, distribution and store operations functions of our business. The information gathered by our information technology systems supports automatic replenishment of in-store inventory and provides support for product purchase decisions. A significant portion of these systems have been developed internally, and as a result our options are limited in seeking third-party assistance with the operation and upgrade of these systems. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. For example, we are in the process of implementing a standardized enterprise resource planning ("ERP") system for both our domestic and international operations over the next few years, which will integrate legacy systems and provide enhanced functionality. In addition, we are currently implementing a point-of-sale system upgrade program in several areas (including our Sally Beauty Supply and BSG operations in the U.S.), which we anticipate will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. Further, following the previously disclosed data security incident, we have taken and are continuing to take actions to further strengthen the security of our information technology systems. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, may require significant costs and divert our management's attention and other resources from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability or security of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations. Please see "Risk Factors—We may be adversely affected by any disruption in our information technology systems."

In addition, as part of our operations, we receive and maintain information about our customers (including credit and debit card information), employees and other third parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we have been a victim of cyber-attacks and data security breaches, including a breach that resulted in the unauthorized installation of malware on our information technology systems that may have illegally accessed and removed a portion of payment card data for certain transactions. Furthermore, there can be no assurances that we will not suffer another cyber-attack or data security breach in the future and, if we do, whether our physical, technical and procedural safeguards will adequately protect us against such attacks and breaches. Please see "Risk Factors—Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results."

Employees

The following table sets forth certain information about the Company's employees:

	Year Ended September 30,
	2014	2013	2012
Salaried	7,820	7,560	7,370
Hourly	5,020	5,060	4,890
Part-time(a)	14,630	13,830	13,265

Balance at end of period	27,470	26,450	25,525

(a)
Part-time employees enable us to supplement store staffing schedules, particularly in North America.

Certain subsidiaries in Mexico have collective bargaining agreements covering warehouse and store personnel which expire at various times over the next several years. We believe that we have good relationships with our employees worldwide.

Management

For information concerning our directors and executive officers, please see "Directors, Executive Officers and Corporate Governance" in Item 10 of this Annual Report.

Regulation

We are subject to a wide variety of laws and regulations, which historically have not had a material effect on our business. For example, in the U.S., most of the products sold and the content and methods of advertising and marketing utilized are regulated by a host of federal and state agencies, including, in each case, one or more of the following: the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, and the Consumer Products Safety Commission, and subject to both federal and state regulations. The transportation and disposal of many of our products are also subject to federal and state regulation. State and local agencies regulate many aspects of our business. In marketplaces outside of the U.S., regulation is also comprehensive and focused upon product labeling and safety issues. Please see "Risk Factors—We could be adversely affected if we do not comply with current laws and regulations or if we become subject to additional or more stringent laws and regulations."

As of September 30, 2014, Sally Beauty Supply supplied 19 and BSG supplied 162 franchised stores located in the U.S., Mexico and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

Trademarks and Other Intellectual Property Rights

Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries in which we operate. Together with our subsidiaries, we own approximately 250 trademark registrations in the U.S., and approximately 990 trademark registrations outside the U.S. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including reliance upon trademark, patent and trade secret laws and confidentiality agreements with many vendors, employees, consultants and others who have access to our proprietary information. The duration of our trademark registrations is generally 10 or 15 years, depending on the country in which a mark is registered, and generally the registrations can be renewed. The scope and duration of intellectual property protection varies by jurisdiction and by individual product. Please see "Risk Factors—If we are unable to protect our intellectual property rights, specifically our trademarks and service marks, our ability to compete could be negatively impacted" and "We may have to defend our rights in intellectual property that we use in certain of our products, and we could be found to infringe the intellectual property rights of others, which could be disruptive and expensive to our business."

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

We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner.

Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for specific beauty products. If we do not timely identify and properly respond to evolving trends and changing consumer demands for beauty products in the geographies in which we compete, our sales may decline significantly. Furthermore, we may be required to mark down unsold inventory to prices that are significantly lower than normal prices, which would adversely impact our margins and could further adversely impact our business, financial condition and results of operations. Additionally, approximately 45% of our Sally Beauty Supply product sales come from our exclusive-label brands. The development and promotion of these exclusive-label brands and products often occur well before these products are sold in our stores. As a result, the success of these exclusive-label brands and products is largely dependent on our ability to develop brands and products that meet future consumer preferences at prices that are acceptable to our customers. There can be no assurance that any new exclusive-label brand or product will meet consumer preferences and generate sales to become profitable or to cover the costs of its development and promotion, which would also adversely impact our margins and could adversely impact our business, financial condition and results of operations.

In addition, we depend on our inventory management and information technology systems in order to replenish inventories and deliver products to store locations in response to customer demands. Any systems-related problems could result in difficulties satisfying the demands of customers which, in turn, could adversely affect our sales and profitability. In addition, our failure to manage inventory levels appropriately during any period could adversely affect our results of operations and profitability. We also rely on vendor relationships to provide us with access to the latest beauty products that meet the changing demands of our customers. If we are unable to maintain these relationships, our ability to meet these demands will be impaired. Please see below "—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

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

  •
  our ability to anticipate and effectively respond to changing consumer preferences and buying trends in the geographies that our stores serve;

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

  •
  the timing and effectiveness of our marketing activities, particularly our ability to drive new retail traffic into our stores and our Sally Beauty Club and ProCard promotions at an acceptable cost;

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

We do not manufacture any products we sell, and instead purchase our products from recognized brand manufacturers and private label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. During the fiscal year 2014, our five largest suppliers were Procter & Gamble Co., or P&G, the Professional Products Division of L'Oreal USA—S.D., Inc., or L'Oreal, Conair Corporation, John Paul Mitchell Systems and Shiseido Cosmetics (America) Limited and accounted for approximately 39% of our consolidated merchandise purchases. In addition, one of those suppliers, L'Oreal, represented approximately 12% of BSG's merchandise purchases during the fiscal year 2014. In the fiscal year 2012, BSG reached agreement with L'Oreal to extend the right of BSG to distribute Matrix® and certain other L'Oreal products in the U.S., subject to certain conditions, through December 2015.

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

Manufacturers and exclusive-label fillers of beauty supply products are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis, including inability to procure ingredients, industrial accidents, environmental events, strikes and other labor disputes, union organizing activity, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, and licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which neither they nor we have control. In addition, we directly source many of our exclusive-label products, including, but not limited to, electrical appliances, salon equipment, sundries and other promotional products, from foreign third-party manufacturers and many of our vendors also use overseas sourcing to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional or increased import restrictions, duties or tariffs, political instability, labor disputes, local business practices, legal or economic restrictions on overseas suppliers' ability to produce and deliver products or acts of war or terrorism, could materially harm our operations to the extent they affect the production, shipment or receipt of merchandise. Our operating results depend to some extent on the orderly operation of our receiving and distribution processes, which depend on manufacturers' adherence to shipping schedules and our effective management of our distribution facilities and capacity.

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

We could be adversely affected if we do not comply with current laws and regulations or if we become subject to additional or more stringent laws and regulations.

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

In addition, the laws and regulations applicable to us or manufacturers of the products sold by us may become more stringent. For example, the State of California, where we operate a number of stores, currently enforces legislation commonly referred to as "Proposition 65" that requires that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we have sought to comply with Proposition 65 requirements, there can be no assurance that we will not be adversely affected by litigation or other actions relating to Proposition 65 or future legislation that is similar or related thereto. Continued legal compliance with new and existing regulations, such as Proposition 65 and other federal or state-level safe consumer product regulations, could require the review and possible reformulation or relabeling of certain products, as well as the possible removal of some products from the marketplace. Failure to comply with these new and existing regulations could result in significant fines or damages, in addition to costs and expenses to defend claims related thereto. Legal compliance could also lead to considerably higher internal regulatory costs. Manufacturers may try to recover some or all of any increased costs of compliance by increasing the prices at which we purchase products, and we may not be able to recover some or all of such increased cost in our own prices to our customers. We are also subject to state and local laws and regulations that affect our franchisor-franchisee relationships. Increased compliance costs and the loss of sales of certain products due to more stringent or new laws and regulations could adversely affect our business, financial condition and results of operations.

Laws and regulations impact our business in many areas that have no direct relation to the products we sell. For example, as a public company, we are subject to a number of laws and regulations related to the disclosure of financial and other information about us, as well as the issuance and sale of our securities. Another area of intense regulation is that of the relationships we have with our employees, including, for example, compliance with many different wage and hour and nondiscrimination related regulatory schemes and, in the U.S., compliance with the 2010 Patient Protection and Affordable Care Act. Violation of any of the laws or regulations governing our business or the assertion of individual or class-wide claims could have an adverse effect on our business, financial condition and results of operations.

Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores.

We offer many of our beauty products for sale through our websites in the U.S. (such as www.sallybeauty.com, www.cosmoprofbeauty.com, www.cosmoprofequipment.com and www.loxabeauty.com) and abroad. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, websites and software and other related operational systems. Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce businesses successfully grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. In addition, offering products through our internet channels (particularly directly to consumers through our professional business) could cause some of our current or potential vendors to consider competing internet offerings of their products either directly or through competing distributors. As we continue to grow our e-commerce businesses, the impact of attracting existing rather than new customers, of conflicts between product offerings online and through our stores, and of opening up our channels to increased internet competition could have a material adverse impact on our business, financial condition and results of operations, including future growth and same store sales.

Product diversion could have an adverse impact on our revenues.

The majority of the products that BSG sells, including those sold by our Armstrong McCall franchisees, are meant to be used exclusively by salons and individual salon professionals or sold exclusively to their retail consumers. However, despite our efforts to prevent diversion, incidents of product diversion occur, whereby our products are sold by these purchasers (and possibly by other bulk purchasers such as franchisees) to wholesalers and ultimately to general merchandise retailers, among others. These retailers, in turn, sell such products to consumers. The diverted product may be old, tainted or damaged and sold through unapproved outlets, all of which could diminish the value of the particular brand. In addition, such diversion may result in lower net sales for BSG should consumers choose to purchase diverted products from retailers rather than purchasing from our customers, or choose other products altogether because of the perceived loss of brand prestige.

In the BSG arena, product diversion is generally prohibited under our manufacturers' contracts, and we are often under a contractual obligation to stop selling to salons, salon professionals and other bulk purchasers which engage in product diversion. If we fail to comply with our anti-diversion obligations under these manufacturers' contracts, including any known diversion of products sold through our Armstrong McCall franchisees, these contracts could be adversely affected or even terminated. In addition, our investigation and enforcement of our anti-diversion obligations may result in reduced sales to our customer base, thereby decreasing our revenues and profitability.

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

In the past several years, we have completed multiple acquisitions and we intend to pursue additional acquisitions in the future. We actively review acquisition prospects that we believe would complement our existing lines of business, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will continue to identify suitable acquisition candidates.

If suitable candidates are identified, sufficient funds may not be available to fund such acquisitions or we may be unable to reach agreeable acquisition terms with such candidates. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt to pay for acquisitions. Additionally, the amount of equity that we can issue to make acquisitions or raise additional capital is severely limited. We may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could increase as a result of any acquisitions. Internationally, regulatory requirements, trade barriers and due diligence difficulties, among other considerations, make acquiring suitable foreign candidates more difficult, time-consuming and expensive. See below "—Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks."

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

Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas and, more specifically, in international geographies as international growth becomes an increasing driver of our future growth. While the capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, vary from geography to geography, such capital requirements have historically been relatively low in the U.S. and Canada. Despite these relatively low opening costs, we may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. There are several factors that could affect our ability to open and profitably operate new stores, including:

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

Our ability to enter and capitalize on growth in new international marketplaces and to grow or maintain our current level of operations in our existing international marketplaces is subject to risks associated with our international operations. These risks include: the increased cost of real estate in mall locations in Latin America, unexpected changes in regulatory requirements, trade barriers to some international marketplaces, economic and foreign currency fluctuations, potential difficulties in enforcing contracts, increasing levels of violence or terrorism, an inability to properly protect assets (including intellectual property), an inability to collect receivables, potential tax liabilities associated with repatriating funds from foreign operations and difficulties and costs of staffing, managing and accounting for foreign operations.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services, to coordinate our administrative activities and to protect confidential information that we receive and maintain about our customers, employees and other third parties. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events (caused by us, by our service providers or others) or by computer viruses, physical or electronic break-ins and similar disruptions affecting the internet. Such delays, problems or costs may have a material adverse effect on our business, financial condition and results of operations.

As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure while maintaining their reliability and integrity. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. For example, we are in the process of designing and implementing a standardized ERP system for both our domestic and international operations over the next few years. Our domestic ERP system implementation, which is in the initial design phase, is being designed to integrate legacy systems and to provide enhanced functionality throughout our enterprise functions, including finance and accounting, supply chain and distribution, merchandising, human resources and payroll. In addition, we are currently implementing new point-of-sale systems in a number of our divisions, which we anticipate will provide significant benefits, including enhanced tracking of customer sales. The development and implementation of the new ERP and point-of-sale systems and any other future upgrades to our systems and information technology may require significant costs and divert our management's attention and other resources from our core business. There are also no assurances that these new systems and upgrades will provide us with the anticipated benefits and efficiencies. Many of our systems are proprietary, and as a result our options are limited in seeking third-party help with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to operations and upgrades, any delays due to the installation of any upgrade (and customer issues therewith), any resulting service outages, or the impact on the reliability of our data from any upgrade or any legacy system, will not have a material adverse effect on our business, financial condition or results of operations.

Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results.

As part of our operations, we receive and maintain information about our customers (including credit and debit card information), our employees and other third parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches (through cyber-attacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) or inadvertent data disclosure by third parties or us. A significant data security breach, including misappropriation of our customers' or employees' confidential information, could result in significant costs to us, which may include, among others, potential liabilities to payment card networks for reimbursements of credit card fraud and card reissuance costs, including fines and penalties, potential liabilities from governmental or third party investigations, proceedings or litigation, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results.

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

The data security incident involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe, may have illegally accessed and removed a portion of the payment card data (track 2) for some transactions on our systems primarily during the period from February 21, 2014 to February 28, 2014. The costs that we have incurred to date in connection with the data security incident primarily include professional advisory and legal costs relating to our investigation of the data security incident. We may incur additional costs and expenses related to the data security incident in the future. As detailed above, these costs may result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims. We are unable at this time to determine the probability of or to reasonably estimate the magnitude of these potential liabilities. The potential liabilities or other remedies against us related to the data security incident may have a material adverse impact on our business, financial condition and operating results.

If we fail to attract and retain highly skilled management and other personnel, our business, financial condition and results of operations may be harmed.

Our success has depended, and will continue to depend, in large part on our ability to attract and retain senior executives, who possess extensive knowledge, experience and managerial skill applicable to our business. In May 2014, we announced that Christian A. Brickman was appointed as the Company's President and Chief Operating Officer, that Gary Winterhalter would continue in his current position as Chief Executive Officer through April 30, 2015 or such earlier date as the Board may approve and that on such date, subject to Board approval, Mr. Brickman would assume the title of Chief Executive Officer and Mr. Winterhalter would transition into the role of Executive Chairman. Any significant leadership change or executive management transition involves inherent risk and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance. In addition, from time to time, key executive personnel leave our Company and we may not be successful in attracting, integrating and retaining the personnel required to grow and operate our business profitably. While we strive to mitigate the negative impact associated with the loss of a key executive employee, an unsuccessful transition or loss could significantly disrupt our operations and have a material adverse effect on our business, financial condition or results of operations.

We are also dependent on training, motivating and managing our store employees that interact with our customers on a daily basis. Competition for these types of qualified employees is intense and the failure to attract, retain and property train qualified and motivated employees could result in decreased customer satisfaction, loss of customers, and lower sales.

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

In addition, as a public company we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our Annual Report on Form 10-K our management's report on, and assessment of, the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm must attest to and report on the effectiveness of such internal control. If we fail to properly assess and/or achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with Section 404. Moreover, effective internal controls are necessary to help prevent financial fraud. Any adverse finding could result in a negative reaction in the financial marketplace due to loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our securities.

To comply with these requirements, we are continuously upgrading our systems, including information technology systems, and implementing additional financial and management controls and disclosure processes, reporting systems and procedures. These and any other modifications to our financial and management controls and disclosure processes, reporting systems, information technology systems and procedures under the financial reporting requirements and other rules that apply to us, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with the requirements. There can be no assurance that the time and resources our management will need to devote to the requirements, any delays due to the installation of any system upgrade, any resulting service outages, and any impact on the reliability of our data from a system upgrade will not have a material adverse effect on our business, financial condition or results of operations.

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

Our previously announced share repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline.

Risks Relating to Our Substantial Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, our ability to obtain financing in the future and our ability to react to changes in our business.

As of September 30, 2014, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings, had an aggregate principal amount of approximately $1,811.6 million of outstanding debt, including capital lease obligations, and a total debt to equity ratio of -5.2:1.00.

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

  •
  increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest), including borrowings under our asset-based senior secured loan facility, which we refer to as the "ABL facility";

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of September 30, 2014, our ABL facility provided us commitments for additional borrowings of up to approximately $476.0 million, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations. In addition, the agreements governing our ABL facility as well as the indentures governing our senior notes due 2019, senior notes due 2022 and senior notes due 2023, which we refer to collectively as "the Notes" or "the senior notes due 2019, 2022 and 2023", do not prevent us from incurring obligations that do not constitute indebtedness.

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

  •
  make certain dividends, share repurchases and other distributions;

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

The restrictions in the indentures governing our Notes and the terms of our ABL facility may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that our subsidiaries, which are borrowers under these agreements, will be granted waivers or amendments to these agreements if they are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in the ABL facility and the indentures for the Notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants and restrictions could result in a default under either the ABL facility or the indentures that would permit the applicable lenders or note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the ABL facility, could proceed against the collateral securing the debt. In any such case, our subsidiaries may be unable to borrow under the ABL facility and may not be able to repay the amounts due under the Notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

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

We have exposure to different financial institutions in their capacities as lenders in our ABL facility, depositories of our corporate cash balances and counterparties on our foreign currency hedging transactions. All of these transactions expose us to credit risk in the event of default of the financial institution(s). If these financial institutions become impaired or insolvent, this could have serious consequences to our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our store and warehouse locations are leased while our corporate headquarters and five warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and globally, as of September 30, 2014:

	Sally Beauty Supply		Beauty Systems Group
Location	Company- Operated	Franchise	Company- Operated	Franchise
United States (excluding Puerto Rico)	2,751	—	1,002	134
Puerto Rico	42	—	2	—
International:
United Kingdom	243	4	—	—
Belgium	40	6	—	—
Canada	100	—	99	—
Chile	39	—	—	—
France	55	3	—	—
Germany	33	—	—	—
Netherlands	28	—	—	—
Mexico	180	—	—	28
Other	33	6	—	—

Total International	751	19	99	28

Total Store Count	3,544	19	1,103	162

The following table provides locations for our significant offices and warehouses and corporate headquarters, as of September 30, 2014:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters	N/A	(1)(2)
Reno, Nevada	Warehouse	253,000	(1)
Columbus, Ohio	Warehouse	246,000	(1)
Jacksonville, Florida	Warehouse	237,000	(1)
Denton, Texas	Office, Warehouse	114,000	(1)(2)
Marinette, Wisconsin	Office, Warehouse	99,000	(2)
Leased Properties:
Greenville, Ohio	Office, Warehouse	246,000	(2)
Fresno, California	Warehouse	200,000	(2)
Blackburn, Lancashire, England	Warehouse	190,000	(1)
Spartanburg, South Carolina	Warehouse	190,000	(2)
Pottsville, Pennsylvania	Office, Warehouse	140,000	(2)
Clackamas, Oregon	Warehouse	104,000	(2)
Thornliebank, Scotland	Office, Warehouse	94,000	(1)
Ronse, Belgium	Office, Warehouse	91,000	(1)
Gent, Belgium	Office, Warehouse	83,000	(1)
Guadalupe, Nuevo Leon, Mexico	Warehouse	78,000	(1)(2)
Calgary, Alberta, Canada	Warehouse	62,000	(2)
Mississauga, Ontario, Canada	Office, Warehouse	60,000	(2)
Lincoln, Nebraska	Warehouse	54,000	(2)
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

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant's Common Equity

Market Information

Our common stock is listed on the New York Stock Exchange, Inc., or the NYSE, under the symbol "SBH." The following table sets forth the high and low sales prices of our common stock during the fiscal years ended September 30, 2014 and 2013.

Quarter Ended	High	Low
Fiscal Year 2014:
September 30, 2014	$28.29	$24.09
June 30, 2014	$27.92	$24.15
March 31, 2014	$31.83	$26.96
December 31, 2013	$30.46	$25.27
Fiscal Year 2013:
September 30, 2013	$31.86	$25.25
June 30, 2013	$31.62	$28.27
March 31, 2013	$29.94	$23.57
December 31, 2012	$26.57	$22.49

Holders

As of November 7, 2014, there were 999 stockholders of record of our common stock.

Dividends

We have not declared or paid dividends at any time during the two fiscal years prior to the date of this Annual Report.

We currently anticipate that we will retain future earnings to support our growth strategy, to repay outstanding debt or fund additional share repurchases. We do not anticipate paying regular cash dividends on our common stock in the foreseeable future. Any payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions (including those present in the agreements and instruments governing our debt) and general business conditions. We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for the payment of dividends. Further, the terms of our subsidiaries' debt agreements and instruments significantly restrict the ability of our subsidiaries to make certain Restricted Payments to us. Finally, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us. Please see "Risk Factors—Risks Relating to Our Substantial Indebtedness" and Note 13 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data."

Performance Graph

The following illustrates the comparative total return among Sally Beauty, the Dow Jones U.S. Specialty Retailers Index and the S&P 500 Index assuming that $100 was invested on September 30, 2009 and that dividends, if any, were reinvested for the fiscal year included in the data:

The Dow Jones U.S. Specialty Retailers Index (NYSE: DJUSRS) is a non-managed index and provides a comprehensive view of issuers which are primarily in the retail sector in the United States. Sally Beauty's common stock is included in this index.

	9/09	3/10	9/10	3/11	9/11	3/12	9/12	3/13	9/13	3/14	9/14
Sally Beauty Holdings, Inc.	100.00	125.46	157.52	197.05	233.47	348.80	352.88	413.22	367.93	385.37	384.95
S&P 500	100.00	111.75	110.16	129.23	111.42	140.27	145.07	159.85	173.13	194.79	207.30
Dow Jones US Specialty Retailers TSM	100.00	115.89	125.33	141.14	129.65	163.56	155.69	178.34	217.96	218.08	229.59

This data assumes that $100 was invested on September 30, 2009 in the Company's common stock and in each of the indexes shown and that all dividends were reinvested. The Company did not declare dividends during the period covered by this table. Stockholder returns shown should not be considered indicative of future stockholder returns.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company's repurchases of shares of its common stock during the three months ended September 30, 2014:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2014	853,548	$25.03	853,548	$133,594,624
August 1 through August 31, 2014	394,948	25.82	394,948	1,000,000,000
September 1 through September 30, 2014	—	—	—	1,000,000,000

Total this quarter	1,248,496	$25.28	1,248,496	$1,000,000,000

(1)
In March 2013, the Company announced that its Board of Directors approved a share repurchase program authorizing it to repurchase up to $700.0 million of its common stock over a period of eight quarters commencing on that date (the "2013 Share Repurchase Program"). In August 2014, the Company announced that its Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock over the period from August 20, 2014 to September 30, 2017 (the "2014 Share Repurchase Program"). In connection with the authorization of the 2014 Share Repurchase Program, the 2013 Share Repurchase Program was terminated. Prior to termination of the 2013 Share Repurchase Program, the Company had repurchased and retired approximately 21.1 million shares at a cost of $576.6 million under the 2013 Share Repurchase Program. The 2014 Share Repurchase Program expires on September 30, 2017.

 ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Sally Beauty for the each of the years in the five-year period ended September 30, 2014 (dollars in thousands, except per share data):

	Fiscal Year Ended September 30,
	2014	2013	2012	2011	2010
Results of operations information:
Net sales	$3,753,498	$3,622,216	$3,523,644	$3,269,131	$2,916,090
Cost of products sold and distribution expenses	1,893,326	1,826,953	1,780,385	1,674,526	1,511,716

Gross profit	1,860,172	1,795,263	1,743,259	1,594,605	1,404,374
Selling, general and administrative expenses(a)	1,273,513	1,202,709	1,179,206	1,086,414	1,012,321
Depreciation and amortization	79,663	72,192	64,698	59,722	51,123

Operating earnings	506,996	520,362	499,355	448,469	340,930
Interest expense(b)	116,317	107,695	138,412	112,530	112,982

Earnings before provision for income taxes	390,679	412,667	360,943	335,939	227,948
Provision for income taxes	144,686	151,516	127,879	122,214	84,120

Net earnings	$245,993	$261,151	$233,064	$213,725	$143,828

Earnings per share
Basic	$1.54	$1.52	$1.27	$1.17	$0.79
Diluted	$1.51	$1.48	$1.24	$1.14	$0.78
Weighted average shares, basic	159,933	171,682	183,420	183,020	181,985
Weighted average shares, diluted	163,419	176,159	188,610	188,093	184,088
Operating data:
Number of stores (at end of period):
Sally Beauty Supply	3,563	3,424	3,309	3,158	3,032
Beauty Systems Group	1,265	1,245	1,190	1,151	1,027

Consolidated	4,828	4,669	4,499	4,309	4,059
Professional distributor sales consultants (at end of period)	981	982	1,044	1,116	1,051
Same store sales growth (decline)(c):
Sally Beauty Supply	1.3%	(0.6)%	6.5%	6.3%	4.1%
Beauty Systems Group	3.5%	4.2%	6.1%	5.5%	6.2%
Consolidated	2.0%	0.8%	6.4%	6.1%	4.6%
Financial condition information (at end of period):
Working capital	$640,612	$473,164	$686,519	$419,142	$387,123
Cash, cash equivalents and short-term investments	106,575	47,115	240,220	63,481	59,494
Property, plant and equipment, net	238,111	229,540	202,661	182,489	168,119
Total assets	2,029,973	1,950,086	2,065,800	1,728,600	1,589,412
Long-term debt, excluding current maturities	1,810,667	1,612,685	1,615,322	1,410,111	1,559,591
Stockholders' deficit(d)	(347,053)	(303,479)	(115,085)	$(218,982)	$(461,272)
(a)
Selling, general and administrative expenses for the fiscal years 2014, 2013, 2012, 2011 and 2010 include share-based compensation expenses of $22.1 million, $19.2 million, $16.9 million, $15.6 million and $12.8 million, respectively. In the fiscal year 2012, selling, general and administrative expenses reflect a $10.2 million charge resulting from a loss contingency. In the fiscal year 2011, selling, general and administrative expenses reflect a net favorable impact of $21.3 million, including a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million.

(b)
In the fiscal year 2012, interest expense reflects charges of $37.8 million related to our redemption of certain outstanding senior notes and repayment in full of a term loan in the ordinary course of our business. Please see

  Note 13 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data" for additional information about the Company's debt.

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

(d)
Stockholders' deficit for the fiscal years 2014 and 2013 reflects the repurchase and subsequent retirement of 12.6 million shares and 18.9 million shares of our common stock, respectively, under share repurchase programs approved by the Company's Board of Directors at a cost of $333.3 million and $509.7 million, respectively, and, for the fiscal year 2012, the repurchase and subsequent retirement of 7.6 million shares of our common stock at a cost of $200.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management's view of the financial condition as of September 30, 2014 and 2013, and the results of operations and cash flows for the three fiscal years in the period ended September 30, 2014, of Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty and the related notes included elsewhere in this Annual Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see "Cautionary Notice Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2014:

  •
  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased 2.0% for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013;

  •
  Our consolidated net sales for the fiscal year ended September 30, 2014 increased by $131.3 million, or 3.6%, to $3,753.5 million compared to the fiscal year ended September 30, 2013. For the fiscal year ended September 30, 2014, changes in foreign currency exchange rates did not have a material impact on our consolidated net sales;

  •
  Our consolidated gross profit for the fiscal year ended September 30, 2014 increased by $64.9 million, or 3.6%, to $1,860.2 million compared to the fiscal year ended September 30, 2013. As a percentage of net sales, gross profit was 49.6% for both the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013;

  •
  Our consolidated operating earnings for the fiscal year ended September 30, 2014 decreased by $13.4 million, or 2.6%, to $507.0 million compared to the fiscal year ended September 30, 2013. As a percentage of net sales, operating earnings decreased by 90 basis point to 13.5% for the fiscal year ended September 30, 2014, compared to 14.4% for the fiscal year ended September 30, 2013;

  •
  Our consolidated net earnings decreased by $15.2 million, or 5.8%, to $246.0 million compared to the fiscal year ended September 30, 2013. As a percentage of net sales, net earnings decreased by 60 basis points to 6.6% for the fiscal year ended September 30, 2014, compared to 7.2% for the fiscal year ended September 30, 2013;

  •
  Sally Beauty Supply and BSG opened or acquired 141 and 19 net new stores, respectively, during the fiscal year ended September 30, 2014, excluding franchised stores;

  •
  Cash provided by operations increased by $5.5 million, or 1.8%, to $316.0 million for the fiscal year ended September 30, 2014, compared to $310.5 million for the fiscal year ended September 30, 2013;

  •
  In October 2013, we issued $200.0 million aggregate principal amount of our 5.5% Senior Notes due 2023 (the "senior notes due 2023") and repaid borrowings then outstanding under the five-year asset-based senior secured loan facility (the "ABL facility") in the amount of $88.5 million;

  •
  We experienced a data security incident in February 2014. For the fiscal year ended September 30, 2014, selling, general and administrative expenses reflect a charge of $2.5 million, consisting primarily of professional advisory and legal costs related to this data security incident;

  •
  In May 2014, following the completion of our Board of Director's succession planning process, we disclosed that our Board approved the appointment of Christian A. Brickman as the Company's new President and Chief Operating Officer and that Gary Winterhalter would continue to serve in his current position as Chief Executive Officer and, if re-elected by the stockholders at the Company's 2015 annual meeting of stockholders, Chairman of the Board, through April 30, 2015 or such earlier date as the Board determines (the "Transition Date"). On the Transition Date, subject to the Board's approval, Mr. Brickman will assume the title of Chief Executive Officer and Mr. Winterhalter will transition into the role of Executive Chairman of the Board. Mr. Brickman will continue to serve as a member of the Board, subject to his re-election by the Company's stockholders at the Company's 2016 annual meeting of stockholders; and

  •
  In August 2014, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over the period from August 20, 2014 to September 30, 2017 (the "2014 Share Repurchase Program"). In connection with the authorization of the 2014 Share Repurchase Program, the 2013 Share Repurchase Program was terminated. During the fiscal year ended September 30, 2014, we repurchased and subsequently retired approximately 12.6 million shares of our common stock under the 2013 Share Repurchase Program at an aggregate cost of $333.3 million.

Overview

Description of Business

At September 30, 2014, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. As of September 30, 2014, through Sally Beauty Supply and BSG, we had a multi-channel platform of 4,647 company-operated stores and supplied 181 franchised stores primarily in North America and selected South American and European countries. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the year ended September 30, 2014, our consolidated net sales and operating earnings were $3,753.5 million and $507.0 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2014, Sally Beauty Supply operated 3,544 company-operated retail stores, 2,793 of which are located in the U.S., with the remaining 751 company-operated stores located in Canada, Mexico, Chile, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 19 franchised stores located in the United Kingdom and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands, such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the year ended September 30, 2014, Sally Beauty Supply's net sales and segment operating profit were $2,308.7 million and $431.7 million, respectively, representing 62% and 67% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of September 30, 2014, BSG had 1,103 company-operated stores, supplied 162 franchised stores and had a sales force of approximately 981 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., and in Canada, Puerto Rico, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of beauty products featuring an average of 9,000 SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG's large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon industry. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. BSG is also the exclusive source for certain well-known third-party branded products pursuant to exclusive distribution agreements with certain suppliers within specified geographic territories. For the year ended September 30, 2014, BSG's net sales and segment operating profit were $1,444.8 million and $217.0 million, respectively, representing 38% and 33% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses, respectively.

Key Industry and Business Trends

We operate primarily within the large and growing U.S. professional beauty supply industry. We believe that a number of key industry and business trends and characteristics will influence our business and our financial results going forward. These key trends and characteristics are discussed elsewhere in this Annual Report. Please see "Key Industry and Business Trends" in Item 1 of this Annual Report.

Significant Recent Acquisitions

Essential Salon—On May 31, 2013, the Company acquired certain assets and business operations of Essential Salon Products, Inc. ("Essential Salon"), a professional-only distributor of beauty products operating in the northeastern region of the United States, for approximately $15.7 million, subject to certain adjustments. The results of operations of Essential Salon are included in the Company's consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $9.1 million, were recorded based on their preliminary estimated fair values at the acquisition date. In addition, goodwill of $3.1 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. We funded this acquisition with cash from operations.

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

In addition to these acquisitions, we completed several other individually immaterial acquisitions during the fiscal years 2014, 2013 and 2012 at the aggregate cost of approximately $4.9 million, $6.8 million and $12.8 million, respectively. We recorded additional intangible assets subject to amortization of $1.4 million and $4.0 million in connection with these individually immaterial acquisitions completed in the fiscal year 2014 and 2013, respectively. Additionally, we recorded additional goodwill in the amount of $2.6 million, $2.0 million and $9.4 million, the majority of which is expected to be deductible for tax purposes, in connection with these individually immaterial acquisitions completed in the fiscal year 2014, 2013 and 2012, respectively. Generally, we funded these acquisitions with cash from operations or borrowings under the ABL facility. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date.

Share Repurchase Programs

In March 2013, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $700.0 million of our common stock (the "2013 Share Repurchase Program"). In addition, in August 2014, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over the period from August 20, 2014 to September 30, 2017 (the "2014 Share Repurchase Program"). In connection with the authorization of the 2014 Share Repurchase Program, the 2013 Share Repurchase Program was terminated. Prior to termination of the 2013 Share Repurchase Program, the Company had repurchased and retired approximately 21.1 million shares of its common stock at a cost of $576.6 million under the 2013 Share Repurchase Program. The 2014 Share Repurchase Program expires on September 30, 2017.

During the fiscal year ended September 30, 2014, we repurchased and subsequently retired approximately 12.6 million shares of our common stock under the 2013 Share Repurchase Program at a cost of $333.3 million. We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. As required by GAAP, we recorded into accumulated deficit any amounts paid to repurchase shares in excess of the balance of additional paid-in capital. We funded these share repurchases with cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our October 2013 debt issuance.

During the fiscal year ended September 30, 2013, we repurchased and subsequently retired approximately 18.9 million shares of our common stock under the 2013 Share Repurchase Program and the 2012 Share Repurchase Program (a share repurchase program approved by our Board in August 2012 and terminated in connection with the authorization of the 2013 Share Repurchase Program) at a cost of $509.7 million. We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. We funded these share repurchases with a portion of the cash proceeds from our September 2012 debt issuance, cash from operations and borrowings under the ABL facility.

During the fiscal year ended September 30, 2012, we repurchased and retired approximately 7.6 million shares of our common stock from two venture capital investment funds associated with Clayton, Dubilier & Rice, LLC at a cost of $200.0 million.

Data Security Incident

In March 2014, the Company disclosed that it had experienced a data security incident in February 2014. The data security incident involved the unauthorized installation of malicious software (malware) on certain of our information technology systems, including our Sally Beauty Supply unit's point-of-sale systems that, we believe, may have illegally accessed and removed a portion of the payment card data (track 2) related to some transactions on our systems primarily during the period from February 21, 2014 to February 28, 2014. The costs that we have incurred to date in connection with the data security incident primarily include professional advisory and legal costs relating to our investigation of the data security incident. We may incur additional costs and expenses related to the data security incident in the future. These costs may result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims. At this time, we are unable to determine the probability of or to reasonably estimate the extent of these potential liabilities or a range thereof. The potential liabilities or other remedies against us related to the data security incident may have a material adverse impact on our business, financial condition and operating results. Please see "Risk Factors—We may be adversely affected by any disruption in our information technology systems," "Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results" and "We experienced a data security incident and are not yet able to determine the full extent or scope of the potential liabilities relating to this data security incident."

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

   Foreign Currency Derivative Instruments

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain European subsidiaries of the Company. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. In connection with the remaining foreign currency risk, the Company from time to time uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its international subsidiaries' purchases of merchandise from third-party suppliers. These subsidiaries have a functional currency other than the U.S. dollar—their functional currency is either the British pound sterling or the Euro. As such, at September 30, 2014, we hold: (a) foreign currency forwards which enable us to sell approximately £6.5 million ($10.6 million, at the September 30, 2014 exchange rate) at the weighted average contractual exchange rate of 1.6277 and (b) foreign currency forwards which enable us to sell approximately €10.8 million ($13.7 million, at the September 30, 2014 exchange rate) at the weighted average contractual exchange rate of 1.2903. These foreign currency forwards expire ratably through September 21, 2015.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2014, we hold: (a) a foreign currency forward which enables us to sell approximately €17.0 million ($21.4 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 1.2690, (b) a foreign currency forward which enables us to sell approximately $2.1 million Canadian dollars ($1.9 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 1.1210, (c) a foreign currency forward which enables us to buy approximately $12.7 million Canadian dollars ($11.4 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 1.1183, (d) a foreign currency forward which enables us to sell approximately 32.6 million Mexican pesos ($2.4 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 13.4525 and (e) a foreign currency forward which enables us to buy approximately £1.2 million ($2.0 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 1.6234. All the foreign currency forwards discussed in this paragraph expire on or before December 31, 2014.

In addition, the Company uses foreign exchange contracts including, at September 30, 2014, foreign currency forwards with an aggregate notional amount of £3.0 million ($4.9 million, at the September 30, 2014 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.7976 and expire ratably through September 30, 2015.

At September 30, 2014, all of the Company's foreign exchange contracts are with a single counterparty. The Company's foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the fiscal year ended September 30, 2014, selling, general and administrative expenses included $1.9 million in net gains from all of the Company's foreign exchange contracts, including marked-to-market adjustments. Please see "Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk" and Note 14 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report.

   Interest Rate Swap Agreements

We and certain of our subsidiaries are sensitive to interest rate fluctuations. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under the ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At September 30, 2014, the Company held no interest rate swaps or similar derivative instruments.

   Share-Based Compensation Awards

For the fiscal years 2014, 2013 and 2012, total share-based compensation expenses charged against earnings, and included in selling, general and administrative expenses, were $22.1 million, $19.2 million and $16.9 million, respectively, and resulted in an increase in additional paid-in capital by the same amounts. For the fiscal year 2014, share-based compensation expenses reflect a charge of $3.5 million in connection with the executive management transition plan discussed previously. Share-based compensation expenses for the fiscal years 2014, 2013 and 2012 included $8.8 million (including the charge of $3.5 million in connection with the executive management transition plan), $5.9 million and $5.3 million, respectively, of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the "2010 Plan") and certain predecessor plans, such as the Sally Beauty Holdings 2007 Omnibus Incentive Plan. For the fiscal years 2014, 2013 and 2012, the total income tax benefit recognized in the consolidated statements of earnings from all share-based compensation plans in which our employees participate or participated was $8.2 million, $7.1 million and $6.2 million, respectively, and resulted in the recognition of deferred tax assets by generally the same amounts. Our consolidated statements of cash flows reflect, for the fiscal years 2014, 2013 and 2012, excess tax benefits of $14.6 million, $15.4 million and $14.4 million, respectively, from employee exercises of stock options as financing cash flows. As of September 30, 2014, we had $13.5 million of unrecognized compensation expense related to unvested stock option awards that is expected to be charged to expense over the weighted average period of 2.3 years, and $3.4 million of unrecognized compensation expense related to unvested restricted stock awards that is expected to be charged to expense over the weighted average period of 3.4 years.

   Non-recurring Items

For the fiscal year ended September 30, 2014, selling, general and administrative expenses reflect a charge of $2.5 million (consisting primary of professional advisory and legal costs) related to the data security incident and a charge of $3.5 million for share-based compensation in connection with the executive management transition plan discussed earlier.

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

In addition, in the fiscal year ended September 30, 2012, interest expense reflects charges of $37.8 million (including approximately $24.4 million in call premiums paid and approximately $13.4 million in unamortized deferred financing costs expensed) related to our redemption of certain outstanding senior notes and our repayment in full of a term loan in the ordinary course of our business. Please see "Liquidity and Capital Resources" below for more information about the Company's debt.

Further, in the fiscal year ended September 30, 2012, we recognized tax benefits (approximately $10.3 million) resulting from a limited restructuring, for U.S. income tax purposes, completed in that fiscal year. As a result, the effective income tax rate for the fiscal year 2012 (35.4%) was lower than our average historical effective tax rate of approximately 37.0%.

Results of Operations

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2014, 2013 and 2012 (in millions):

	Fiscal Year Ended September 30,
	2014	2013	2012
Net sales	$3,753.5	$3,622.2	$3,523.6
Cost of products sold and distribution expenses	1,893.3	1,826.9	1,780.4

Gross profit	1,860.2	1,795.3	1,743.2
Total other operating costs and expenses	1,353.2	1,274.9	1,243.8

Operating earnings	507.0	520.4	499.4
Interest expense	116.3	107.7	138.4

Earnings before provision for income taxes	390.7	412.7	361.0
Provision for income taxes	144.7	151.5	127.9

Net earnings	$246.0	$261.2	$233.1

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2014, 2013 and 2012, expressed as a percentage of net sales for the respective periods:

	Fiscal Year Ended September 30,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	50.4%	50.4%	50.5%

Gross profit	49.6%	49.6%	49.5%
Total other operating costs and expenses	36.1%	35.2%	35.3%

Operating earnings	13.5%	14.4%	14.2%
Interest expense	3.1%	3.0%	4.0%

Earnings before provision for income taxes	10.4%	11.4%	10.2%
Provision for income taxes	3.8%	4.2%	3.6%

Net earnings	6.6%	7.2%	6.6%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Fiscal Year Ended September 30,
	2014	2013	2012
Net sales:
Sally Beauty Supply	$2,308,743	$2,230,028	$2,198,468
BSG	1,444,755	1,392,188	1,325,176

Consolidated	$3,753,498	$3,622,216	$3,523,644

Gross profit	$1,860,172	$1,795,263	$1,743,259
Gross profit margin	49.6%	49.6%	49.5%
Selling, general and administrative expenses(b)(c)	$1,273,513	$1,202,709	$1,179,206
Depreciation and amortization	$79,663	$72,192	$64,698
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply(a)	$431,655	$437,018	$429,520
BSG	216,971	200,492	182,699

Segment operating profit	648,626	637,510	612,219
Unallocated expenses(b)	(119,523)	(97,947)	(96,012)
Share-based compensation expenses(c)	(22,107)	(19,201)	(16,852)

Operating earnings	506,996	520,362	499,355
Interest expense(d)	(116,317)	(107,695)	(138,412)

Earnings before provision for income taxes	$390,679	$412,667	$360,943

Segment operating profit margin:
Sally Beauty Supply	18.7%	19.6%	19.5%
BSG	15.0%	14.4%	13.8%
Consolidated operating profit margin	13.5%	14.4%	14.2%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,563	3,424	3,309
BSG	1,265	1,245	1,190

Consolidated	4,828	4,669	4,499

Same store sales growth (decline)(e)
Sally Beauty Supply	1.3%	(0.6)%	6.5%
BSG	3.5%	4.2%	6.1%
Consolidated	2.0%	0.8%	6.4%
(a)
For the fiscal year 2012, Sally Beauty Supply's operating profit reflects a $10.2 million charge resulting from a loss contingency.
(b)
Unallocated expenses consist of corporate and shared costs. For the fiscal year 2014, unallocated expenses reflect a charge of $2.5 million in connection with the data security incident disclosed in March 2014. Unallocated expenses are included in selling, general and administrative expenses in our consolidated statements of earnings.
(c)
For the fiscal year 2014, share-based compensation expenses reflect a charge of $3.5 million in connection with the executive management transition plan. Share-based compensation expenses are included in selling, general and administrative expenses in our consolidated statements of earnings.

(d)
For the fiscal year 2012, interest expense reflects charges of $37.8 million in connection with the Company's redemption of outstanding notes and repayment of a term loan.
(e)
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

  Beauty Systems Group.    BSG generates net sales primarily by selling products to salons and salon professionals through company-operated and franchised stores as well as through its network of professional distributor sales consultants. BSG sells products for hair color and care, skin and nail care, beauty sundries and electrical appliances. These products are not sold directly to the general public and are generally not the same products as those sold in our Sally Beauty Supply stores. Various factors influence BSG's net sales, including product features and availability, competition, relationships with suppliers, new product introductions and price. BSG's product assortment and sales are generally not seasonal in nature.

Cost of Products Sold and Distribution Expenses.    Cost of products sold and distribution expenses consist of the cost to purchase merchandise from suppliers and certain overhead expenses including procurement costs, freight from distribution centers to stores and merchandise handling costs at the distribution centers. Cost of products sold and distribution expenses are reduced by vendor rebates and allowances earned and by store inventory shrinkage, which represents products that are lost, stolen or damaged at the store level.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of personnel costs (including share-based compensation expenses), commissions paid to professional distributor sales consultants, employee benefits, utilities, property maintenance, advertising costs, rent, insurance, freight and distribution expenses for delivery to customers, administrative costs and costs associated with our corporate support center.

Interest Expense.    Interest expense includes the amortization of deferred debt issuance costs and is stated net of interest income.

The Fiscal Year Ended September 30, 2014 compared to the Fiscal Year Ended September 30, 2013

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Fiscal Year Ended September 30,
	2014	2013	Increase (Decrease)
Net sales:
Sally Beauty Supply	$2,308,743	$2,230,028	$78,715	3.5%
BSG	1,444,755	1,392,188	52,567	3.8%

Consolidated net sales	$3,753,498	$3,622,216	$131,282	3.6%

Gross profit:
Sally Beauty Supply	$1,265,785	$1,223,378	$42,407	3.5%
BSG	594,387	571,885	22,502	3.9%

Consolidated gross profit	$1,860,172	$1,795,263	$64,909	3.6%

Gross profit margin:
Sally Beauty Supply	54.8%	54.9%	(0.1)%
BSG	41.1%	41.1%	0.0%
Consolidated gross profit margin	49.6%	49.6%	0.0%

Net Sales

Consolidated Net Sales.    Consolidated net sales increased by $131.3 million, or 3.6%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $120.2 million, or 3.3%. Other sales channels (including sales from stores that have been open for less than 14 months, incremental sales from businesses acquired in the preceding 12 months, sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels) in the aggregate contributed a net increase in sales of approximately $11.1 million, or 0.3%, compared to the fiscal year ended September 30, 2013. During the fiscal year ended September 30, 2014, changes in foreign currency exchange rates did not have a material impact on our consolidated net sales.

For the fiscal year ended September 30, 2014, consolidated net sales reflect a 2.0% same store sales growth rate compared to a same store sales growth rate of 0.8% for the fiscal year ended September 30, 2013. For the fiscal year ended September 30, 2014, the consolidated same store sales growth rate was negatively impacted by lower traffic in the U.S. primarily driven by inclement weather that resulted in 6,157 store-closure days in the first six months of fiscal year 2014, compared to 1,906 in the prior year comparable period. However, the negative impact on consolidated same store sales resulting from inclement weather in the first six months of the fiscal year ended September 30, 2014 was offset by an improvement in same store sales in the second half of the fiscal year. For the fiscal year ended September 30, 2013, the consolidated same store sales growth rate was adversely impacted by lower non-Beauty Club Card traffic in the U.S. and a difficult comparison against strong growth in the prior year in certain of the Sally Beauty Supply segment's product categories (such as nail care and certain hair product lines).

The $131.3 million increase in consolidated net sales is the result of increases in both unit volume (including increases in sales at existing stores and the incremental sales from 160 company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix), including the impact on average unit prices of third-party brands introduced recently at our Sally Beauty Supply segment.

Sally Beauty Supply.    Net sales for Sally Beauty Supply increased by $78.7 million, or 3.5%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $80.7 million, or 3.6%. Certain other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate contributed an increase in sales of approximately $3.3 million, or 0.1%, compared to the fiscal year ended September 30, 2013. On the other hand, for the fiscal year ended September 30, 2013, incremental sales from businesses acquired in the preceding 12 months were $5.3 million with no comparable amount for the fiscal year ended September 30, 2014. Net sales for Sally Beauty Supply for the fiscal year ended September 30, 2014, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $11.8 million.

The $78.7 million increase in the Sally Beauty Supply segment's net sales is the result of increases in both unit volume (including increases in sales at existing stores and the incremental sales from 141 company-operated stores opened during the last twelve months) and average unit prices (resulting from changes in product mix), including the impact on average unit prices of certain third-party brands introduced recently.

For the fiscal year ended September 30, 2014, the Sally Beauty Supply segment's net sales reflect a 1.3% same store sales growth rate compared to a 0.6% negative growth rate for the fiscal year ended September 30, 2013. For the fiscal year ended September 30, 2014, the Sally Beauty Supply segment's same store sales growth rate was negatively impacted by lower traffic in the U.S. driven primarily by inclement weather that resulted in 4,884 store closure days in the first six months of the fiscal year 2014, compared to 1,369 in the prior year comparable period. However, the negative impact on the Sally Beauty Supply segment's same store sales resulting from inclement weather in the first six months of the fiscal year ended September 30, 2014 was offset by an improvement in same store sales in the second half of the fiscal year. For the fiscal year ended September 30, 2013, the segment's negative same store sales growth rate was adversely impacted by lower non-Beauty Club Card traffic in the U.S. and a difficult comparison against strong growth in the prior year in certain of the Sally Beauty Supply segment's product categories, as discussed earlier.

Beauty Systems Group.    Net sales for BSG increased by $52.6 million, or 3.8%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $39.4 million, or 2.8%. In addition, for the fiscal year ended September 30, 2014, incremental sales from businesses acquired in the preceding 12 months were $6.4 million, or 0.5%, higher for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our distributor sales consultants and sales through our franchise-based businesses) in the aggregate contributed a net increase in sales of approximately $6.8 million, or 0.5%, compared to the fiscal year ended September 30, 2013. Net sales for BSG for the fiscal year ended September 30, 2014, are inclusive of a negative impact from changes in foreign currency exchange rates of approximately $6.7 million.

For the fiscal year ended September 30, 2014, the BSG segment's net sales reflect a 3.5% same store sales growth rate compared to 4.2% for the fiscal year ended September 30, 2013. For the fiscal year ended September 30, 2014, the BSG segment's same store sales growth rate was negatively impacted by lower traffic in the U.S. driven primarily by inclement weather that resulted in 1,273 store closure days in the first six months of the fiscal year 2014, compared to 537 in the prior year comparable period.

The $52.6 million increase in the BSG segment's net sales is primarily the result of increases in unit volume (including increases in sales at existing stores and the incremental sales from 19 company-operated stores opened or acquired during the last twelve months).

Gross Profit

Consolidated Gross Profit.    Consolidated gross profit increased by $64.9 million, or 3.6%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013, due to higher sales volume. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, was 49.6% for both the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013. During the fiscal year ended September 30, 2014, changes in foreign currency exchange rates did not have a material impact on our consolidated gross profit.

Sally Beauty Supply.    Sally Beauty Supply's gross profit increased by $42.4 million, or 3.5%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013, due to higher sales volume. Sally Beauty Supply's gross profit as a percentage of net sales was 54.8% for the fiscal year ended September 30, 2014, compared to 54.9% for the fiscal year ended September 30, 2013. The decline in gross profit margin was primarily the result of a shift in product mix (to lower margin product) in the U.S., including the impact of increases in sales of third-party brands, which generally have a lower gross profit margin for us than exclusive-label products.

Beauty Systems Group.    BSG's gross profit increased by $22.5 million, or 3.9%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013, due to higher sales volume. BSG's gross profit as a percentage of net sales was 41.1% for both the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $70.8 million, or 5.9%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (160 additional company-operated stores added since September 30, 2013, a 3.6% increase), higher corporate expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $11.4 million), higher advertising costs in the Sally Beauty Supply segment of $6.3 million, higher corporate expenses related primarily to on-going upgrades to our information technology systems (approximately $3.3 million) and an increase in our investments in new business development primarily at BSG's Loxa Beauty business (approximately $2.5 million). In addition, for the fiscal year ended September 30, 2014, selling, general and administrative expenses reflect the charge of $2.5 million in connection with the data security incident and the $3.5 million share-based compensation charge in connection with the executive management transition plan mentioned earlier without a comparable amount for the fiscal year ended September 30, 2013. Selling, general and administrative expenses, as a percentage of net sales, increased to 33.9% for the fiscal year ended September 30, 2014, compared to 33.2% for the fiscal year ended September 30, 2013, mainly as a result of the expense increases and the charges mentioned earlier in this paragraph.

Depreciation and Amortization

Consolidated depreciation and amortization was $79.7 million for the fiscal year ended September 30, 2014, compared to $72.2 million for the fiscal year ended September 30, 2013. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Fiscal Year Ended September 30,
	2014	2013	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$431,655	$437,018	$(5,363)	(1.2)%
BSG	216,971	200,492	16,479	8.2%

Segment operating profit	648,626	637,510	11,116	1.7%
Unallocated expenses	(119,523)	(97,947)	21,576	22.0%
Share-based compensation expense	(22,107)	(19,201)	2,906	15.1%

Operating earnings	$506,996	$520,362	$(13,366)	(2.6)%

Consolidated operating earnings decreased by $13.4 million, or 2.6%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. The decrease in consolidated operating earnings is primarily the result of higher unallocated expenses and share-based compensation expense and a decrease in the Sally Beauty Supply segment's operating profit, partially offset by an increase in the BSG segment's operating profit, as discussed below. Operating earnings, as a percentage of net sales, decreased to 13.5% for the fiscal year ended September 30, 2014, compared to 14.4% for the fiscal year ended September 30, 2013. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, including the $2.5 million charge in connection with the data security incident and the $3.5 million share-based compensation charge in connection with the executive management transition plan mentioned earlier.

Sally Beauty Supply.    Sally Beauty Supply's segment operating earnings decreased by $5.4 million, or 1.2%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. The decrease in the Sally Beauty Supply segment's operating earnings was primarily a result of the incremental costs related to 141 additional company-operated stores (stores opened during the past twelve months) operating during the fiscal year ended September 30, 2014, the incremental depreciation expense (approximately $3.8 million) associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings and ongoing information technology upgrades), higher legal and professional fees of approximately $3.2 million and higher advertising costs of $6.3 million, partially offset by the increase in the Sally Beauty Supply segment's sales volume described above. Segment operating earnings, as a percentage of net sales, decreased to 18.7% for the fiscal year ended September 30, 2014, compared to 19.6% for the fiscal year ended September 30, 2013. This decrease reflects higher segment operating expenses as a percentage of the segment's net sales primarily as a result of the expense increases mentioned earlier in this paragraph.

Beauty Systems Group.    BSG's segment operating earnings increased by $16.5 million, or 8.2%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013, primarily as a result of increased sales volume, partially offset by the incremental costs related to 19 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the fiscal year ended September 30, 2014 and investments in new business development (approximately $2.5 million). Segment operating earnings, as a percentage of net sales, increased to 15.0% for the fiscal year ended September 30, 2014, compared to 14.4% for the fiscal year ended September 30, 2013, primarily as a result of a reduction in the segment's operating expenses as a percentage of the segment's net sales.

Unallocated Expenses.    Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $21.6 million, or 22.0%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. This increase was due primarily to higher corporate expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $11.4 million) and related to on-going upgrades to our information technology systems (approximately $3.3 million). In addition, for the fiscal year ended September 30, 2014, unallocated expenses reflect the charge of $2.5 million in connection with the data security incident without a comparable amount for the fiscal year ended September 30, 2013.

Share-based Compensation Expense.    Total compensation costs charged against income for share-based compensation arrangements increased by $2.9 million, or 15.1%, to $22.1 million for the fiscal year ended September 30, 2014, compared to $19.2 million for the fiscal year ended September 30, 2013. This increase was primarily due to the impact of share-based awards made during the fiscal year ended September 30, 2014, including the $3.5 million share-based compensation charge in connection with the executive management transition plan described above, partially offset by the impact of share-based compensation awards that became fully vested during the fiscal year ended September 30, 2014.

Interest Expense

Interest expense increased by $8.6 million, to $116.3 million for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. Interest expense is net of interest income of approximately $0.2 million for each of the fiscal years ended September 30, 2014 and 2013. The increase in interest expense was primarily attributable to the effect of higher principal balances on our debt outstanding during the fiscal year ended September 30, 2014, including the senior notes due 2023 issued in October 2013. Please see Note 13 of the Notes to Consolidated Financial Statements in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report and "Liquidity and Capital Resources" below for additional information about the Company's debt.

Provision for Income Taxes

The provision for income taxes was $144.7 million and $151.5 million and the annual effective tax rate was 37.0% and 36.7% for the fiscal years ended September 30, 2014 and 2013, respectively.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $15.2 million, or 5.8%, to $246.0 million for the fiscal year ended September 30, 2014, compared to $261.2 million for the fiscal year ended September 30, 2013. Net earnings, as a percentage of net sales, were 6.6% for the fiscal year ended September 30, 2014, compared to 7.2% for the fiscal year ended September 30, 2013.

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

Net Sales

Consolidated Net Sales.    Consolidated net sales increased by $98.6 million, or 2.8%, for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, primarily as a result of increases in unit volume, including increases in sales at existing stores and the incremental sales from the 172 company-operated stores opened or acquired during the last twelve months. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $105.7 million, or 3.0%, and certain other sales channels (including sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels), in the aggregate, contributed an increase in consolidated sales of approximately $37.6 million, or 1.1%, compared to fiscal year ended September 30, 2012. On the other hand, incremental sales from businesses acquired in the preceding 12 months were $28.9 million, or 0.8%, lower for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, mainly due to fewer acquisitions. Incremental sales from stores that have been open for less than 14 months were $15.8 million, or 0.5%, lower for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, in part due to fewer store openings and/or the timing of store openings. For the fiscal year ended September 30, 2013, changes in foreign currency exchange rates did not have a material impact on our consolidated net sales.

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

Gross Profit

Consolidated Gross Profit.    Consolidated gross profit increased by $52.0 million, or 3.0%, for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, principally due to higher sales volume and improved gross profit margins in both business segments, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, increased to 49.6% for the fiscal year ended September 30, 2013, compared to 49.5% for the fiscal year ended September 30, 2012. For the fiscal year ended September 30, 2013, changes in foreign currency exchange rates did not have a material impact on our consolidated gross profit.

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

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $23.5 million, or 2.0%, to $1,202.7 million for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened, to a lesser extent, and from businesses acquired in the preceding 12 months (172 company-operated stores added since the fiscal year 2012, a 4.0% increase), as well as higher advertising expenses in the Sally Beauty Supply segment of $3.9 million, higher expenses related primarily to on-going upgrades to our information technology systems (including certain expenses associated with the Sally Beauty Supply point-of-sale system conversion and the international ERP system implementation) of approximately $2.6 million, and higher share-based compensation expense of $2.3 million, as described below. For the fiscal year ended September 30, 2012, selling, general and administrative expenses reflect a $10.2 million charge resulting from a loss contingency settled in November 2012 without a comparable amount in the current fiscal year. Selling, general and administrative expenses, as a percentage of net sales, decreased to 33.2% for the fiscal year ended September 30, 2013 compared to 33.5% for the fiscal year ended September 30, 2012. This decrease was due to a lower growth rate in selling, general and administrative expenses compared to the growth rate in net sales described above, principally the result of our current efforts to further control expenses in light of the softer sales growth experienced in our Sally Beauty Supply segment in the fiscal year ended September 30, 2013, partially offset by the expense increases mentioned earlier in this paragraph.

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

Sally Beauty Supply.    Sally Beauty Supply's segment operating earnings increased by $7.5 million, or 1.7%, to $437.0 million for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012. The increase in Sally Beauty Supply's segment operating earnings was primarily a result of increased sales volume and improved gross profit margin. This increase was partially offset by the incremental costs related to 119 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the fiscal year ended September 30, 2013, as well as higher advertising costs of $3.9 million and incremental depreciation expense (approximately $6.3 million) associated with capital expenditures (mainly in connection with store openings and with ongoing information technology upgrades) made in the preceding 12 months. For the fiscal year ended September 30, 2012, Sally Beauty Supply's operating profit reflects a $10.2 million charge resulting from a loss contingency settled in November 2012 without a comparable expense in the current fiscal year. Segment operating earnings, as a percentage of net sales, increased to 19.6% for the fiscal year ended September 30, 2013, compared to 19.5% for the fiscal year ended September 30, 2012. This increase reflects the increase in the segment's gross profit margin described above, partially offset by an increase in the segment's operating expenses as a percentage of the segment's net sales. The increase in the segment's operating expenses as a percentage of the segment's net sales, was principally as a result of softer segment sales growth as discussed above.

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

Interest Expense

Interest expense decreased by $30.7 million, to $107.7 million for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012. Interest expense is net of interest income of $0.2 million for each of the fiscal years ended September 30, 2013 and 2012. The decrease in interest expense was primarily attributable to losses on extinguishment of debt in the aggregate amount of $37.8 million in connection with our redemption of outstanding notes and our repayment in full of the borrowings under a senior term loan in the fiscal year ended September 30, 2012. This amount includes a call premium of approximately $24.4 million and unamortized deferred financing costs of approximately $13.4 million expensed in connection with such redemption and loan repayment. This decrease was partially offset by the effect of higher principal balances on our debt outstanding during the fiscal year ended September 30, 2013 (including the senior notes due 2019 and senior notes due 2022), compared to our debt outstanding during the fiscal year ended September 30, 2012. Please see Note 14 of the Notes to Consolidated Financial Statements in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report for additional information about the Company's interest rate swaps and "Liquidity and Capital Resources" below for additional information about the Company's debt.

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

Financial Condition

September 30, 2014 Compared to September 30, 2013

Working capital (current assets less current liabilities) increased by $167.4 million to $640.6 million at September 30, 2014, compared to $473.2 million at September 30, 2013. The ratio of current assets to current liabilities was 2.38 to 1.00 at September 30, 2014, compared to 1.87 to 1.00 at September 30, 2013. The increase in working capital reflects an increase in current assets of $88.3 million and a decrease in current liabilities of $79.1 million. The increase in current assets is principally due to an increase in cash and cash equivalents of $59.5 million (please see "Liquidity and Capital Resources" below for a description of our sources and uses of cash) and an increase of $20.1 million in inventory. The decrease in current liabilities is principally due to a decrease in current maturities of long-term debt of $77.0 million and a decrease of $14.0 million in accounts payable, partially offset by an increase of $14.0 million in accrued liabilities, as discussed below.

Inventory increased by $20.1 million to $828.4 million at September 30, 2014, compared to $808.3 million at September 30, 2013 primarily due to the effect of stores opened or acquired (160 net additional company-operated stores added during the fiscal year ended September 30, 2014) and the introduction of new third-party brands primarily in the Sally Beauty Supply segment during the fiscal year 2014.

Accounts payable decreased by $14.0 million to $259.5 million at September 30, 2014, compared to $273.5 million at September 30, 2013 due to the timing of payments to suppliers primarily in connection with recent purchases of merchandise inventory and capital expenditures. Accrued liabilities increased by $14.0 million to $198.8 million at September 30, 2014, compared to $184.8 million at September 30, 2013, primarily due to the timing of payments of employee compensation and compensation-related expenses of $5.4 million and the incremental accrued interest related to our senior notes due 2023 of $4.6 million.

Net property and equipment increased by $8.6 million to $238.1 million at September 30, 2014, compared to $229.5 million at September 30, 2013, primarily due to capital expenditures of $76.8 million, partially offset by the fiscal year 2014 depreciation expense of $65.1 million and foreign currency translation adjustments.

Intangible assets, excluding goodwill, decreased by $15.4 million to $114.7 million at September 30, 2014, compared to $130.1 million at September 30, 2013, primarily due to amortization expense of $14.5 million recognized in the fiscal year 2014 and foreign currency translation adjustments.

Long-term debt, including current portion, increased by $120.9 million to $1,811.6 million at September 30, 2014, compared to $1,690.7 million at September 30, 2013. This increase was primarily due to the issuance of $200.0 million principal amount of our senior notes due 2023 in October 2013, the proceeds of which were used to repay in full the then outstanding borrowings under the ABL facility and for general corporate purposes, including share repurchases. This increase was partially offset by our payment in full during fiscal year 2014 of the borrowings under the ABL facility of $76.0 million outstanding at September 30, 2013, which were included in current maturities of long-term debt. Please see "Liquidity and Capital Resources" below.

Total stockholders' deficit increased by $43.6 million to $347.1 million at September 30, 2014 compared to $303.5 million at September 30, 2013. This increase was primarily as a result of our repurchase and subsequent retirement of approximately 12.6 million shares of our common stock for approximately $333.3 million and foreign currency translation adjustments, net of tax, of $18.7 million, partially offset by net earnings of $246.0 million and share-based compensation expense and the impact of exercises of stock options, in the aggregate, of approximately $62.5 million. Please see "Liquidity and Capital Resources" below.

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

At September 30, 2014, cash and cash equivalents were $106.6 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, fund share repurchases and potential acquisitions, and finance anticipated capital expenditures, including information technology upgrades, over the next twelve months.

However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales and operating improvements will be realized, or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy, general economic conditions and other risks discussed in this Annual Report. Please see "Risk Factors" in Item 1A of this Annual Report.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. The funds drawn on an individual occasion during the fiscal year ended September 30, 2014 have varied in amounts up to $35.0 million, total amounts outstanding have ranged from zero up to $94.0 million and the average daily balance outstanding was $9.4 million. During the fiscal year ended September 30, 2014, the weighted average interest rate on our borrowings under the ABL facility was 2.45%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of September 30, 2014, there were no borrowings outstanding under the ABL facility and Sally Holdings had $476.0 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We are a holding company and do not have any material assets or operations other than ownership of equity interests in our subsidiaries. The agreements and instruments governing the debt of Sally Holdings and its subsidiaries contain material limitations on their ability to pay dividends and other restricted payments to us which, in turn, constitute material limitations on our ability to pay dividends and other payments to our stockholders. Please see "Long-Term Debt Covenants" below.

During the fiscal year 2014, we completed several individually immaterial acquisitions at an aggregate cost of $4.9 million and during the fiscal year 2013, we completed several acquisitions at an aggregate cost of $22.5 million. We funded these acquisitions with cash from operations and borrowings under the ABL facility.

Share Repurchase Programs

In March 2013, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $700.0 million of our common stock (the "2013 Share Repurchase Program"). In addition, in August 2014, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over the period from August 20, 2014 to September 30, 2017 (the "2014 Share Repurchase Program"). In connection with the authorization of the 2014 Share Repurchase Program, the 2013 Share Repurchase Program was terminated. Prior to termination of the 2013 Share Repurchase Program, the Company had repurchased and retired approximately 21.1 million shares at a cost of $576.6 million under the 2013 Share Repurchase Program. The 2014 Share Repurchase Program expires on September 30, 2017.

During the fiscal years 2014 and 2013, we repurchased and retired approximately 12.6 million and 18.9 million shares, respectively, of our common stock at a cost of $333.3 million and $509.7 million, respectively, under the 2013 Share Repurchase Program and the 2012 Share Repurchase Program (a share repurchase program approved by our Board in August 2012 and terminated in connection with the authorization of the 2013 Share Repurchase Program). We funded these share repurchases with a portion of the cash proceeds from our September 2012 and October 2013 debt issuances, cash from operations and borrowings under the ABL facility. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

In the fiscal year 2012, we repurchased (and subsequently retired) 7.6 million shares of our common stock from the CDR Investors, in a private transaction, at $26.485 per share. We funded this $200.0 million share repurchase primarily with borrowings in the amount of $160.0 million under our ABL facility and with cash from operations.

Historical Cash Flows

For the fiscal years 2014, 2013 and 2012, our primary sources of cash have been funds provided by operating activities, our September 2012 and October 2013 debt issuances and, when necessary, borrowings under our ABL facility. The primary uses of cash during the past three years were for share repurchases, repayments of long-term debt, acquisitions and capital expenditures.

The following table shows our sources and uses of funds for the fiscal years ended September 30, 2014, 2013 and 2012 (in thousands):

	Fiscal Year Ended September 30,
	2014	2013	Change	2013	2012	Change
Net cash provided by operating activities	$315,972	$310,454	$5,518	$310,454	$297,582	$12,872
Net cash used by investing activities	(81,754)	(106,977)	25,223	(106,977)	(112,513)	5,536
Net cash used by financing activities	(173,734)	(396,775)	223,041	(396,775)	(8,682)	(388,093)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,024)	193	(1,217)	193	352	(159)

Net increase (decrease) in cash and cash equivalents	$59,460	$(193,105)	$252,565	$(193,105)	$176,739	$(369,844)

   Net Cash Provided by Operating Activities

Net cash provided by operating activities during the fiscal year ended September 30, 2014 increased by $5.5 million to $316.0 million compared to $310.5 million during the fiscal year ended September 30, 2013. This increase was primarily due to net changes in the components of working capital in the normal course of our business, partially offset by lower net earnings ($15.2 million).

Net cash provided by operating activities during the fiscal year ended September 30, 2013 increased by $12.9 million to $310.5 million compared to $297.6 million during the fiscal year ended September 30, 2012. The increase was primarily due to an improvement of approximately $21.0 million in operating earnings, compared to the fiscal year ended September 30, 2012.

   Net Cash Used by Investing Activities

Net cash used by investing activities during the fiscal year ended September 30, 2014 decreased by $25.2 million to $81.8 million, compared to $107.0 million during the fiscal year ended September 30, 2013. This decrease reflects, in the Sally Beauty Supply segment, capital expenditures related to our opening of a distribution facility in the fiscal year ended September 30, 2013 without a comparable capital project in the fiscal year ended September 30, 2014, as well as lower expenditures in our point-of-sale system upgrade project in the U.S., as we get closer to completing that capital project. In addition, the decrease reflects less net cash used for acquisitions ($17.0 million) in the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013.

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

   Net Cash Used by Financing Activities

Net cash used by financing activities decreased by $223.0 million to $173.7 million during the fiscal year ended September 30, 2014, compared to $396.8 million during the fiscal year ended September 30, 2013.

This decrease was primarily due to $176.4 million less cash used to repurchase shares of our common stock in the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. In addition, the decrease reflects our issuance of the senior notes due 2023 in October 2013 ($200.0 million), partially offset by our payment in full of borrowings under the ABL facility ($76.0 million) during the fiscal year ended September 30, 2014, as well as net borrowings of $76.0 million under the ABL facility of during the fiscal year ended September 30, 2013.

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

Long-Term Debt

   Outstanding Long-Term Debt

In 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings) incurred $1,850.0 million of indebtedness in connection with the Company's separation from its former parent, The Alberto-Culver Company, which we refer to as Alberto-Culver.

In the fiscal year ended September 30, 2011, Sally Holdings entered into a $400 million, five-year asset-based senior secured loan facility (the "ABL facility"). The availability of funds under the ABL facility, as amended in June 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. In July 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL Facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 2018 and improved certain other covenant terms. At September 30, 2014, the Company had $476.0 million available for borrowing under the ABL facility, including the Canadian sub-facility. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

In the fiscal year ended September 30, 2012, Sally Holdings and Sally Capital Inc. (collectively, the "Issuers"), both indirect wholly-owned subsidiaries of the Company, issued $750.0 million aggregate principal amount of their 6.875% Senior Notes due 2019 (the "senior notes due 2019") and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the "senior notes due 2022"), including $150.0 million of the aggregate principal amount of the senior notes due 2022 issued at par plus a premium. Such premium is being amortized over the term of the senior notes due 2022 using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million (substantially all of which was incurred in 2006 in connection with our separation from Alberto-Culver) and for general corporate purposes. In connection with the issuances of the senior notes due 2022, during the fiscal year ended September 30, 2012 the Company incurred and capitalized financing costs of approximately $16.0 million. This amount is included in other assets on our consolidated balance sheets and is being amortized over the term of the senior notes due 2022 using the effective interest method.

On October 29, 2013, the Issuers issued $200.0 million aggregate principal amount of their 5.5% Senior Notes due 2023 (the "senior notes due 2023") at par. The Company used the net proceeds from this debt issuance, approximately $196.3 million, to repay borrowings outstanding under the ABL facility of $88.5 million (which borrowings were primarily used to fund share repurchases) and for general corporate purposes, including share repurchases. In connection with the issuances of the senior notes due 2023, the Company incurred and capitalized financing costs of approximately $3.9 million. This amount is included in other assets on our consolidated balance sheets and is being amortized over the term of the senior notes due 2023 using the effective interest method.

Details of long-term debt (excluding capitalized leases) as of September 30, 2014 are as follows (dollars in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility(a)	$—	July 2018	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(a) plus (1.50% to 1.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022(b)	857,447	June 2022	5.75%(b)
Senior notes due 2023	200,000	Nov. 2023	5.50%
Other(c)	95	2015	5.15% to 5.79%

Total	$1,807,542

(a)
When used in this Annual Report, LIBOR means the London Interbank Offered Rate.

(b)
Includes unamortized premium of $7.4 million related to notes with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

(c)
Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA.

   Long-Term Debt Covenants

We are a holding company and do not have any material assets or operations other than ownership of equity interests in our subsidiaries.

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

Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility), together with general intangibles and certain other personal property of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) relating to the accounts and inventory, as well as deposit accounts of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries. The senior notes due 2019, the senior notes due 2022 and the senior notes due 2023 (which we refer to collectively as "the Notes" or the "senior notes due 2019, 2022 and 2023") are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019, 2022 and 2023 is payable semi-annually, during the Company's first and third fiscal quarters.

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2014, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company's Secured Leverage Ratio exceeds 4.0 to 1.0. At September 30, 2014, the Company's Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility).

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty's subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 ("Incurrence Test"). At September 30, 2014, the Company's Consolidated Coverage Ratio was

approximately 5.6 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a "Restricted Payment" or "Restricted Payments") to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings' and its subsidiaries' cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At September 30, 2014, the Company's Consolidated Total Leverage Ratio was approximately 2.8 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of September 30, 2014, the Consolidated Fixed Charge Coverage Ratio was approximately 3.6 to 1.0.

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

Capital Requirements

During the fiscal year ended September 30, 2014, we had total capital expenditures of approximately $76.8 million which were primarily to fund the addition of new stores and remodeling, expansion or relocation of existing stores in the ordinary course of our business, as well as ongoing information technology upgrades. For the fiscal year 2015, we anticipate capital expenditures in the range of approximately $95.0 million to $100.0 million, excluding acquisitions. Capital expenditures will be primarily to fund the addition of new stores and remodeling, expansion or relocation of existing stores, as well as certain corporate projects in the ordinary course of our business, including ongoing technology upgrades.

Contractual Obligations

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2014 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest obligations(a)	$112,607	$224,752	$223,606	$1,982,549	$2,543,514
Obligations under operating leases(b)	166,505	257,493	131,959	70,430	626,387
Purchase obligations(c)	11,304	20,072	19,000	27,708	78,084
Other long-term obligations(d)(e)	17,147	10,641	4,777	6,538	39,103

Total	$307,563	$512,958	$379,342	$2,087,225	$3,287,088

(a)
Long-term debt obligations include capital leases and future interest payments on senior notes outstanding as of September 30, 2014.

(b)
In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets. The amounts reported for operating leases do not include common area maintenance (CAM), property taxes or other executory costs. Please see Note 12 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report for additional information about the Company's operating leases. The amounts reported above, do not include obligations of the Company's franchisees under operating leases of approximately $0.7 million for which the Company is contingently liable in the event of payment default by the franchisee.

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

(d)
Other long-term obligations, including current portion, principally represent obligations under insurance and self-insurance programs. These obligations are included in accrued liabilities and other liabilities in the accompanying consolidated balance sheets.

(e)
The table above does not include $2.9 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

Our assumptions with respect to the interest rates applicable to borrowings under the ABL facility, if any, are subject to changes that may be material. Interest obligations under the ABL facility are based on variable interest rates. We have made no attempt to project those rates for purposes of the table above. In addition, other future events could cause actual payments to differ materially from these amounts.

The majority of our operating leases are for Sally Beauty Supply and BSG stores (which typically are located in strip shopping centers) and for Sally Beauty Supply and BSG distribution centers. The use of operating leases allows us to expand our business to new locations without making significant up-front cash outlays for the purchase of land and buildings.

Off-Balance Sheet Financing Arrangements

At September 30, 2014 and 2013, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $22.0 million and $23.9 million, respectively.

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

Valuation of Inventory

Inventory is stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or market (net realizable value). When necessary, the Company adjusts the carrying value of inventory to the lower of cost or market, including disposal costs, and for estimated inventory shrinkage. Estimates of the future demand for the Company's products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in stock keeping units ("SKUs") are some of the key factors used by management in assessing the net realizable value of inventory. We estimate inventory shrinkage between physical counts based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of products sold and distribution expenses. Inventory shrinkage expense averaged approximately 1.0% of consolidated net sales in fiscal years 2014, 2013 and 2012. A 10% increase or decrease in our estimate of inventory shrinkage at September 30, 2014, would impact net earnings by approximately $1.6 million, net of income tax.

Vendor Rebates and Concessions

The Company deems a cash consideration received from a supplier to be a reduction of the cost of products sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendor's products. The majority of cash consideration received by the Company is considered to be a reduction of the cost of the related products and is reflected in cost of products sold and distribution expenses in our consolidated statements of earnings as the related products are sold. Any portion of such cash consideration received that is attributable to inventory on hand is reflected as a reduction of inventory. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the consolidated statements of earnings. We record cash consideration expected to be received from vendors in other receivables at the amount we believe will be collected. These receivables could be significantly affected if the actual amounts subsequently collected differ from management's expectations. A 10% increase or decrease in these receivables at September 30, 2014, would impact net earnings by approximately $2.5 million, net of income tax.

Retention of Risk

   Employee Health Insurance Liability

We maintain a largely self-funded program, primarily in the U.S., for healthcare benefits for employees who meet certain eligibility requirements. We cover the majority of expenses associated with these benefits, other than certain fees and out-of pocket expenses paid by the employees through payroll deductions. Payments for healthcare benefits below specified amounts (currently $350,000 per individual per year) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in claims incurred but not yet reported, and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2014 and 2013, we accrued an estimated liability relating to employee health insurance of $7.0 million and $5.7 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs of our employee healthcare benefits. Estimates of medical costs and trends in claims are some of the key factors used by our management in determining our employee health insurance liability. This liability could be significantly affected if actual results differ from management's expectations. A 10% increase or decrease in our employee health insurance liability at September 30, 2014 would impact net earnings by approximately $0.4 million, net of income tax.

   Workers' Compensation Liability, General Liability, and Automobile and Property Liability

We maintain a large deductible insurance plan for workers' compensation liability, general liability and automobile and property liability loss exposures. We base our estimates of the ultimate liability on an actuarial analysis performed by an independent third-party actuary. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2014 and 2013, our balance sheet included an estimated liability related to these deductible and retention limits of approximately $31.4 million and $30.6 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our workers' compensation, general liability, and automobile and property liability insurance coverage. Changes in estimates occur over time due to such factors as claims incidence and severity of injury or damages. Our liabilities could be significantly affected if actual results differ from management's expectations or actuarial analyses. A 10% increase or decrease in our workers' compensation liability, general liability, and automobile and property liability at September 30, 2014 would impact net earnings by approximately $2.0 million, net of income tax.

The change in the insurance and self-insurance liability was as follows (in thousands):

	Fiscal Year Ended September 30,
	2014	2013
Balance at beginning of period	$37,266	$34,945
Self-insurance expense	76,841	68,111
Payments, net of employee contributions	(75,004)	(65,790)

Balance at end of period	$39,103	$37,266

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

For the fiscal years ended September 30, 2014, 2013 and 2012, the effective income tax rates were 37.0%, 36.7% and 35.4%, respectively. The lower fiscal year 2012 annual effective tax rate, compared to our average historical effective tax rate of approximately 37.0%, was primarily due to tax benefits (approximately $10.3 million) resulting from a limited restructuring, for U.S. income tax purposes, completed in the fiscal year 2012.

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

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate it is more likely than not that the value of the asset may be impaired. When assessing goodwill and intangible assets with indefinite lives for potential impairment, management compares the carrying amount of the asset to its fair value. In addition, management considers whether the value of an asset has been impaired by evaluating if various factors (including current operating results, anticipated future results and cash flows, and relevant market and economic conditions) indicate a possible impairment.

The Company has adopted the provisions of Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment and ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. These amendments allow an entity to first assess relevant qualitative factors in order to determine whether it is necessary to perform the quantitative impairment tests otherwise required under ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350").

Based on the reviews performed by the Company, after taking into account the economic downturn experienced during the past several years in certain geographic areas in which it operates, there were no material asset impairments recognized in the current or prior fiscal years presented.

Share-Based Payments

We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. For fiscal years 2014, 2013 and 2012, total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements was $22.1 million, $19.2 million and $16.9 million, respectively.

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. We estimate the expected life based on historical employee tenure and option exercise trends. The expected volatility used for awards made during the fiscal year ended September 30, 2014, reflects the average historical volatility for the Company's common stock. The risk-free interest rate is based on the five-year zero-coupon U.S. Treasury issue at the date of the grant for the expected life of the stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, we record periodic stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We use our historical forfeiture experience as a basis for this estimate. Actual forfeitures could differ from these estimates and could significantly affect the amount and timing of the recognition of stock option expense. We have based all these estimates on our assumptions as of September 30, 2014. Our estimates for future periods may be based on different assumptions and, accordingly, may differ.

We believe that our share-based compensation expense is based on reasonable estimates and assumptions. However, if actual results are not consistent with our estimate or assumptions, we may be exposed to changes in share-based compensation expense that could be material. A 10% change in our share-based compensation expense for the year ended September 30, 2014 would affect earnings by approximately $1.4 million, net of income tax.

Recent Accounting Pronouncements

We have not yet adopted and are currently assessing the potential effect of the following pronouncement on our consolidated financial statements:

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") which will supersede Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is not permitted for public companies. The Company has not yet selected a transition method nor determined the effect of the new standard on its financial statements.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to several currencies of countries located in South America. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. For each of the fiscal years 2014, 2013 and 2012, approximately 19% of our consolidated net sales were made in currencies other than the U.S. dollar. Consolidated net sales for the fiscal year ended September 30, 2014, are inclusive of an approximately $5.0 million positive impact from changes in foreign currency exchange rates and other comprehensive income reflects $19.3 million in foreign currency translation adjustments. For the fiscal years 2014, 2013 and 2012, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure, would have impacted our consolidated net sales by approximately 1.9% in the fiscal year 2014, and would have impacted our consolidated net assets by approximately 2.6% at September 30, 2014.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its international subsidiaries' purchases of merchandise from third-party suppliers. These subsidiaries have a functional currency other than the U.S. dollar—their functional currency is either the British pound sterling or the Euro. As such, at September 30, 2014, we hold: (a) foreign currency forwards which enable us to sell approximately £6.5 million ($10.6 million, at the September 30, 2014 exchange rate) at the weighted average contractual exchange rate of 1.6277 and (b) foreign currency forwards which enable us to sell approximately €10.8 million ($13.7 million, at the September 30, 2014 exchange rate) at the weighted average contractual exchange rate of 1.2903. These foreign currency forwards expire ratably through September 21, 2015.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2014, we hold: (a) a foreign currency forward which enables us to sell approximately €17.0 million ($21.4 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of

1.2690, (b) a foreign currency forward which enables us to sell approximately $2.1 million Canadian dollars ($1.9 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 1.1210, (c) a foreign currency forward which enables us to buy approximately $12.7 million Canadian dollars ($11.4 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 1.1183, (d) a foreign currency forward which enables us to sell approximately 32.6 million Mexican pesos ($2.4 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 13.4525 and (e) a foreign currency forward which enables us to buy approximately £1.2 million ($2.0 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 1.6234. All the foreign currency forwards discussed in this paragraph expire on or before December 31, 2014.

In addition, the Company uses foreign exchange contracts including, at September 30, 2014, foreign currency forwards with an aggregate notional amount of £3.0 million ($4.9 million, at the September 30, 2014 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.7976 and expire ratably through September 30, 2015.

At September 30, 2014, all of the Company's foreign exchange contracts are with a single counterparty. The Company's foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. As such, selling, general and administrative expenses included net gains of $1.9 million and $2.0 million in the fiscal years ended September 30, 2014 and 2012, respectively, and net losses of $2.8 million in the fiscal year ended September 30, 2013 in connection with all of the Company's foreign currency derivatives, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At September 30, 2014, there were no borrowings under our ABL facility outstanding and the Company held no interest rate swaps or similar derivative instruments.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2014.

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

Conclusions regarding Disclosure Controls.    Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2014, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on this assessment, management has concluded that, as of September 30, 2014 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

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

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2015 Annual Meeting of Stockholders under the headings "Proposal 1—Election of Directors," "Executive Officers of the Registrant," "Information Regarding Corporate Governance, the Board, and Its Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Report of the Audit Committee."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2015 Annual Meeting of Stockholders under the headings "Information on the Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2015 Annual Meeting of Stockholders under the heading "Ownership of Securities" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2015 Annual Meeting of Stockholders under the headings "Information Regarding Corporate Governance, the Board, and Its Committees," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2015 Annual Meeting of Stockholders under the heading "Proposal 2—Ratification of Selection of Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a)   List of Financial Statements and Financial Statement Schedules

Please see "Index to Financial Statements" which is located on page 85 of this Annual Report.

(b)   Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

Exhibit No.	Description
3.1	Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company's Current Report on Form 8-K filed on January 30, 2014
3.2
Fifth Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K filed on January 30, 2014
4.1
Credit Agreement dated as of November 12, 2010 among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as domestic borrowers, Beauty Systems Group (Canada), Inc., as Canadian borrower, SBH Finance B.V., as foreign borrower, the guarantors from time to time party hereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, the other lenders party hereto, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Capital Finance, LLC, as syndication agent, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint book managers, which is incorporated herein by reference from Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q filed on February 3, 2011
4.2
Amendment No. 1 dated June 8, 2012, to that certain Credit Agreement dated as of November 12, 2010 among the Borrowers, the Guarantors, the Administrative Agent, the Collateral Agent, the Canadian Agent and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 14, 2012
4.3
Second Amendment to Credit Agreement dated July 26, 2013, to that certain Credit Agreement dated as of November 12, 2010 among the Borrowers, the Guarantors, the Lenders party thereto, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agent (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.3 to the Company's Annual Report on Form 10-K filed on November 14, 2013†
4.4
Amended and Restated Security Agreement by Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as the domestic borrowers and the other domestic borrowers and domestic guarantors party hereto from time to time and Bank of America, N.A. as collateral agent dated as of July 26, 2013, which is incorporated herein by reference from Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on November 14, 2013†

4.5	Amended and Restated General Security Agreement by Beauty Systems Group (Canada), Inc., as the Canadian borrower and Bank of America, N.A., (acting through its Canada branch), as Canadian agent dated as of July 26, 2013, which is incorporated herein by reference from Exhibit 4.5 to the Company's Annual Report on Form 10-K filed on November 14, 2013†
4.6
Joinder to Loan Documents, dated as of December 20, 2011, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012†
4.7
Indenture, dated as of November 8, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 9, 2011
4.8
First Supplemental Indenture, dated as of December 20, 2011, among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC, Sally Holdings LLC, Sally Capital Inc., each existing Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012
4.9
Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc. and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 18, 2012
4.10
Supplemental Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit hereto), which is incorporated herein by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 18, 2012
4.11
Second Supplemental Indenture, dated as of October 29, 2013, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 29, 2013
10.1
Tax Allocation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
10.2
First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.2 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
10.3
Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.01 to the Company's Current Report on Form 8-K filed on October 30, 2006

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
10.6
Form of Stock Option Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.7
2007 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.8
2007 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.9
2007 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.10
2009 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on November 20, 2008
10.11
2009 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on November 20, 2008
10.12
2009 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on November 20, 2008
10.13
Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007
10.14
Form of Option Exercise Period Extension Agreement for Retired Executives, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2009
10.15
Amendment and Restated Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on November 19, 2009

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
10.25
Form of Option Exercise Period Extension and Restricted Stock Vesting Extension Agreement, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012
10.26
Sally Beauty Holdings, Inc. Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 3, 2014
10.27
Amended and Restated Severance Agreement between Gary G. Winterhalter and the Company effective as of November 5, 2012, which is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 5, 2012
10.28
Transition Agreement, by and between Gary G. Winterhalter and the Company, dated as of April 25, 2014, which is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 1, 2014

10.29	Offer Letter to Christian A. Brickman, dated as of April 25, 2014, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2014
10.30
Form of Amended and Restated Severance Agreement between each of Mark L. Flaherty and John R. Golliher and the Company effective as of November 5, 2012 and Christian A. Brickman and the Company effective as of June 2, 2014, which is incorporated herein by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 5, 2012
10.31
Severance Agreement between Matthew Haltom and the Company effective as of November 5, 2012, which is incorporated herein by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 5, 2012
10.32
Separation Agreement, by and between Tobin Anderson and Sally Beauty Supply LLC, dated as of May 16, 2014, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2014
10.33
2012 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on November 15, 2012
10.34
Sally Beauty Holdings, Inc. Amended and Restated Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on November 15, 2012
10.35
Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on November 15, 2012
21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*
23.1	Consent of KPMG*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Gary G. Winterhalter*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*
32.1	Section 1350 Certification of Gary G. Winterhalter*
32.2	Section 1350 Certification of Mark J. Flaherty*
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders' Equity (Deficit); and (vi) the Notes to Consolidated Financial Statements.*
*
Included herewith

†
Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(c)   Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2014.

SALLY BEAUTY HOLDINGS, INC.
By:	/s/ GARY G. WINTERHALTER Gary G. Winterhalter Chairman of the Board, Chief Executive Officer and Director
By:	/s/ MARK J. FLAHERTY Mark J. Flaherty Senior Vice President and Chief Financial Officer
By:	/s/ JANNA S. MINTON Janna S. Minton Vice President, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY G. WINTERHALTER Gary G. Winterhalter	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2014
/s/ CHRISTIAN A. BRICKMAN Christian A. Brickman	President, Chief Operating Officer and Director	November 13, 2014
/s/ MARK J. FLAHERTY Mark J. Flaherty	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 13, 2014
/s/ JANNA S. MINTON Janna S. Minton	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	November 13, 2014
/s/ ROBERT R. MCMASTER Robert R. McMaster	Lead Independent Director	November 13, 2014
/s/ KATHERINE BUTTON BELL Katherine Button Bell	Director	November 13, 2014
/s/ MARSHALL E. EISENBERG Marshall E. Eisenberg	Director	November 13, 2014
/s/ JOHN R. GOLLIHER John R. Golliher	President of Beauty Systems Group and Director	November 13, 2014
/s/ JOHN A. MILLER John A. Miller	Director	November 13, 2014
/s/ SUSAN R. MULDER Susan R. Mulder	Director	November 13, 2014
/s/ EDWARD W. RABIN Edward W. Rabin	Director	November 13, 2014

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements
Years ended September 30, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited Sally Beauty Holdings, Inc.'s (the Company) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sally Beauty Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders' equity (deficit) for each of the years in the three-year period ended September 30, 2014, and our report dated November 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. (the Company) and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders' equity (deficit) for each of the years in the three-year period ended September 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sally Beauty Holdings, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 12, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 12, 2014

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2014 and 2013
(In thousands, except par value data)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$106,575	$47,115
Trade accounts receivable, net	51,797	57,049
Accounts receivable, other	46,703	39,196
Inventory	828,429	808,313
Other current assets	38,995	31,658
Deferred income tax assets, net	31,650	32,486

Total current assets	1,104,149	1,015,817
Property and equipment, net	238,111	229,540
Goodwill	536,341	538,278
Intangible assets, excluding goodwill, net	114,744	130,097
Other assets	36,628	36,354

Total assets	$2,029,973	$1,950,086

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$974	$78,018
Accounts payable	259,463	273,456
Accrued liabilities	198,769	184,762
Income taxes payable	4,331	6,417

Total current liabilities	463,537	542,653
Long-term debt	1,810,667	1,612,685
Other liabilities	27,848	24,286
Deferred income tax liabilities, net	74,974	73,941

Total liabilities	2,377,026	2,253,565
Stockholders' deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 155,104 and 164,762 shares issued and 154,668 and 164,425 shares outstanding at September 30, 2014 and 2013, respectively	1,547	1,644
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	91,022
Accumulated deficit	(320,052)	(385,090)
Treasury Stock, 47 shares, at cost	—	(1,237)
Accumulated other comprehensive loss, net of tax	(28,548)	(9,818)

Total stockholders' deficit	(347,053)	(303,479)

Total liabilities and stockholders' deficit	$2,029,973	$1,950,086

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Fiscal Years ended September 30, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013	2012
Net sales	$3,753,498	$3,622,216	$3,523,644
Cost of products sold and distribution expenses	1,893,326	1,826,953	1,780,385

Gross profit	1,860,172	1,795,263	1,743,259
Selling, general and administrative expenses	1,273,513	1,202,709	1,179,206
Depreciation and amortization	79,663	72,192	64,698

Operating earnings	506,996	520,362	499,355
Interest expense	116,317	107,695	138,412

Earnings before provision for income taxes	390,679	412,667	360,943
Provision for income taxes	144,686	151,516	127,879

Net earnings	$245,993	$261,151	$233,064

Basic earnings per share	$1.54	$1.52	$1.27

Diluted earnings per share	$1.51	$1.48	$1.24

Weighted average shares:
Basic	159,933	171,682	183,420

Diluted	163,419	176,159	188,610

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Fiscal Years ended September 30, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Net earnings	$245,993	$261,151	$233,064
Other comprehensive (loss) income:
Foreign currency translation adjustments	(19,308)	835	8,272
Deferred gain on interest rate swaps	—	—	6,450

Total other comprehensive (loss) income, before tax	(19,308)	835	14,722
Income taxes related to other comprehensive income	578	—	(2,704)

Other comprehensive (loss) income, net of tax	(18,730)	835	12,018

Total comprehensive income	$227,263	$261,986	$245,082

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years ended September 30, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Cash Flows from Operating Activities:
Net earnings	$245,993	$261,151	$233,064
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	79,663	72,192	64,698
Share-based compensation expense	22,107	19,201	16,852
Amortization of deferred financing costs	3,759	3,587	5,202
Excess tax benefit from share-based compensation	(14,646)	(15,385)	(14,390)
Net loss on disposal of property and equipment	354	72	89
Net loss on extinguishment of debt	—	220	38,376
Deferred income taxes	(815)	10,480	2,388
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	4,020	3,053	4,288
Accounts receivable, other	(7,715)	3,306	(8,018)
Inventory	(27,533)	(70,282)	(55,815)
Other current assets	7,180	21,658	(26,293)
Other assets	(1,203)	(581)	5,176
Accounts payable and accrued liabilities	2,726	(7,059)	16,725
Income taxes payable	(1,529)	8,786	17,254
Other liabilities	3,611	55	(2,014)

Net cash provided by operating activities	315,972	310,454	297,582

Cash Flows from Investing Activities:
Capital expenditures	(76,814)	(84,879)	(69,086)
Proceeds from sales of property and equipment	258	120	108
Acquisitions, net of cash acquired	(5,198)	(22,218)	(43,535)

Net cash used by investing activities	(81,754)	(106,977)	(112,513)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	356,247	365,500	2,101,489
Repayments of long-term debt	(234,103)	(291,451)	(1,921,284)
Repurchases of common stock	(333,291)	(509,704)	(200,000)
Debt issuance costs	(3,896)	(1,998)	(31,297)
Proceeds from exercises of stock options	26,663	25,493	28,020
Excess tax benefit from share-based compensation	14,646	15,385	14,390

Net cash used by financing activities	(173,734)	(396,775)	(8,682)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,024)	193	352

Net increase (decrease) in cash and cash equivalents	59,460	(193,105)	176,739
Cash and cash equivalents, beginning of year	47,115	240,220	63,481

Cash and cash equivalents, end of year	$106,575	$47,115	$240,220

Supplemental Cash Flow Information:
Interest paid(a)	$107,882	$105,638	$110,005
Income taxes paid	$138,852	$111,422	$135,591
(a)
For the fiscal year ended September 30, 2012, interest paid includes $24.4 million in call premiums paid upon the redemption of outstanding notes.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Fiscal Years ended September 30, 2014, 2013 and 2012
(In thousands)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders' Deficit
	Shares	Amount
Balance at September 30, 2011	184,057	$1,841	$681,256	$(879,305)	$(103)	$(22,671)	$(218,982)

Net earnings	—	—	—	233,064	—	—	233,064
Other comprehensive income	—	—	—	—	—	12,018	12,018
Repurchases and cancellations of common stock	(7,567)	(76)	(200,027)	—	103	—	(200,000)
Share-based compensation	126	1	16,851	—	—	—	16,852
Stock issued for stock options	3,625	36	41,927	—	—	—	41,963

Balance at September 30, 2012	180,241	1,802	540,007	(646,241)	—	(10,653)	(115,085)

Net earnings	—	—	—	261,151	—	—	261,151
Other comprehensive income	—	—	—	—	—	835	835
Repurchases and cancellations of common stock	(18,894)	(189)	(508,278)	—	(1,237)	—	(509,704)
Share-based compensation	126	1	19,200	—	—	—	19,201
Stock issued for stock options	2,952	30	40,093	—	—	—	40,123

Balance at September 30, 2013	164,425	1,644	91,022	(385,090)	(1,237)	(9,818)	(303,479)

Net earnings	—	—	—	245,993	—	—	245,993
Other comprehensive income	—	—	—	—	—	(18,730)	(18,730)
Repurchases and cancellations of common stock	(12,633)	(126)	(153,447)	(180,955)	1,237	—	(333,291)
Share-based compensation	149	2	22,105	—	—	—	22,107
Stock issued for stock options	2,727	27	40,320	—	—	—	40,347

Balance at September 30, 2014	154,668	$1,547	$—	$(320,052)	$—	$(28,548)	$(347,053)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2014, 2013 and 2012

1. Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries ("Sally Beauty" or "the Company") sell professional beauty supplies through its Sally Beauty Supply retail stores located in the U.S., Puerto Rico, Canada, Mexico, Chile, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Additionally, the Company distributes professional beauty products to salons and salon professionals through its Beauty Systems Group ("BSG") store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern regions of the U.S., and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. ("Armstrong McCall"). A significant number of the Company's products are also available through a number of Sally Beauty Supply and BSG-operated websites. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Sally Beauty Supply began operations with a single store in New Orleans in 1964 and was acquired in 1969 by our former parent company, The Alberto-Culver Company, which we refer to as Alberto-Culver. BSG became a subsidiary of Sally Beauty in 1995. In 2006, Sally Beauty separated from Alberto-Culver and became an independent company listed on the New York Stock Exchange.

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts for prior fiscal years have been reclassified to conform to the current fiscal year's presentation.

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

   Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent liabilities in the financial statements. Our most significant estimates relate to: the valuation of inventory, vendor concessions, retention of risk, income taxes, the assessment of long-lived assets and intangible assets for impairment, loss contingencies and share-based payments. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

financial statements. Management believes that the estimates and assumptions used in the preparation of the Company's consolidated financial statements are reasonable.

   Cash and Cash Equivalents

All highly liquid investments purchased by the Company from time to time which have an original maturity of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates fair value. Also included in cash equivalents are proceeds due from customer credit and debit cards and PayPal transactions, which generally settle within one to three days, and were $13.3 million and $10.6 million at September 30, 2014 and 2013, respectively.

   Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of investments in cash equivalents, accounts receivable and derivative instruments.

The Company invests from time to time in securities of financial institutions it deems to be of high creditworthiness. Accounts receivable are deemed by the Company to be highly diversified due to the high number of individual customers comprising the Company's customer base and their dispersion across diverse geographical regions. The counterparties to our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. The Company believes that no significant concentration of credit risk exists with respect to its investments in cash equivalents, its accounts receivable and its derivative instruments at September 30, 2014 and 2013.

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

   Inventory

Inventory consists primarily of beauty supplies and related accessories, and salon equipment for sale in the normal course of our business. Inventory is stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or market (net realizable value). Inventory cost reflects actual product costs, the cost of transportation to the Company's distribution centers and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. When necessary, the Company adjusts the carrying value of inventory to the lower of cost or market, including anticipated disposal costs and for estimated inventory shrinkage. When assessing the net realizable value of inventory, management considers several factors including estimates of the future

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

demand for the Company's products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in stock keeping units ("SKUs").

The Company estimates inventory shrinkage between physical counts based on its historical experience. Physical inventory counts are performed at substantially all stores and significant distribution centers at least annually, and sooner when management has reason to believe that the risk of inventory shrinkage at a particular location is heightened. Upon completion of physical inventory counts, the Company's consolidated financial statements are adjusted to reflect actual quantities on hand. The Company has policies and processes in place that are intended to minimize inventory shrinkage. Inventory shrinkage expense has averaged approximately 1.0% of our consolidated net sales during each of the past three fiscal years.

   Lease Accounting

The Company's lease agreements for office space, company-operated stores and warehouse/distribution facilities are generally accounted for as operating leases, consistent with applicable GAAP. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date the Company takes possession of the property to begin preparation of the site for occupancy to the end of the lease term, including renewal options determined to be reasonably assured. Certain lease agreements to which the Company is a party provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability, along with the corresponding rent expense, when the specified levels of revenue have been achieved or when management determines that achieving the specified levels of revenue during the fiscal year is probable.

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

Fiscal Years ended September 30, 2014, 2013 and 2012

   Goodwill and Intangible Assets with Indefinite Lives

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Our intangible assets with indefinite lives consist of trade names acquired in business combinations. Goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, during our second fiscal quarter, and whenever events or changes in circumstances indicate it is more likely than not that the value of the asset may be impaired. When assessing goodwill and intangible assets with indefinite lives for potential impairment, management considers whether the value of the asset has been impaired by evaluating if various factors (including current operating results, anticipated future results and cash flows, and relevant market and economic conditions) indicate a possible impairment and, if appropriate, compares the carrying amount of the asset to its fair value.

Based on management's assessments, after taking into account the economic downturn experienced during the past several years in certain geographic areas in which we operate, there was no material impairment of goodwill or intangible assets with indefinite lives recognized in our financial statements in the current or prior fiscal years presented.

   Deferred Financing Costs

Certain costs incurred in connection with the issuance of debt are capitalized when incurred and are amortized over the estimated term of the related debt instruments or agreements generally using the effective interest method. Such capitalized costs are included in other assets in our consolidated balance sheets. Unamortized deferred financing costs are expensed proportionally when certain debt is prepaid or notes are redeemed.

   Self-Insurance Programs

The Company retains a substantial portion of the risk related to certain of its workers' compensation, general and auto liability, and property damage insurable loss exposure. Predetermined loss limits have been arranged with insurance companies to limit the Company's exposure per occurrence and aggregate cash outlay. In addition, certain of our employees and their dependents are covered by a self-insurance program for healthcare benefit purposes. Currently these self-insurance costs (less amounts recovered through payroll deductions) and certain out-of-pocket amounts incurred in connection with the employee healthcare program are funded by the Company. The Company maintains an annual stop-loss insurance policy for the healthcare benefits plan.

The Company records an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date, which includes both claims filed and estimated losses incurred but not yet reported. The Company estimates the ultimate cost based on an analysis of its historical data and actuarial estimates. Workers' compensation, general and auto liability and property damage insurable loss liabilities are recorded at the estimate of their net present value, while healthcare plan liabilities are not discounted. These estimates are reviewed on a regular basis to ensure that the recorded liability is adequate. The Company believes the amounts accrued at September 30, 2014 and 2013 are adequate.

   Revenue Recognition

The Company recognizes sales revenue when a customer consummates a point-of-sale transaction at a store. The cost of sales incentive programs, including customer and consumer coupons, is recognized as a reduction of revenue at the time of sale. Taxes collected from customers and remitted to governmental

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

authorities are recorded on a net basis and are excluded from revenue. The Company also recognizes revenue on merchandise shipped to customers when title and risk of loss pass to the customer (generally upon shipment). Appropriate provisions for sales returns and cash discounts are made at the time the sales are recognized. Sales returns and allowances averaged approximately 2.0% of net sales during each of the past three fiscal years. Please see Note 3, Recent Accounting Pronouncements and Accounting Changes, for more information about the revenue standard recently released, which is effective for fiscal years beginning after December 15, 2016.

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

   Shipping and Handling

Shipping and handling costs (including freight and distribution expenses) related to delivery to customers are included in selling, general and administrative expenses in our consolidated statements of earnings when incurred and amounted to $52.2 million, $48.5 million and $41.3 million for the fiscal years 2014, 2013 and 2012, respectively.

   Advertising Costs

Advertising costs relate mainly to print advertisements, digital marketing, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs were $90.2 million, $83.9 million and $79.8 million for the fiscal years 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in our consolidated statements of earnings.

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

Fiscal Years ended September 30, 2014, 2013 and 2012

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

   Foreign Currency

The functional currency of each of the Company's foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars (the Company's reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations and cash flows are generally translated using average exchange rates for the periods presented. Individually material transactions, if any, are translated using the actual rate of exchange on the transaction date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in our consolidated balance sheets. Foreign currency transaction gains or losses are included in selling, general and administrative expenses in our consolidated statements of earnings when incurred and were not significant in any of the periods presented in the accompanying financial statements.

3. Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

We have not yet adopted and are currently assessing the potential effect of the following pronouncement on our consolidated financial statements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") which will supersede Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is not permitted for public companies. The Company has not yet selected a transition method nor determined the effect of the new standard on its financial statements.

Accounting Changes

The Company made no accounting changes during the fiscal year 2014.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

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

The Company measures on a recurring basis and discloses the fair value of its financial instruments under the provisions of ASC Topic 820, Fair Value Measurement, as amended ("ASC 820"). The Company defines "fair value" as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of that hierarchy are defined as follows:

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at September 30, 2014 and 2013 (in thousands):

	As of September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(a)	$27,000	$27,000	$—	—
Foreign exchange contracts(b)	511	—	511	—

Total assets	$27,511	$27,000	$511	—

Liabilities
Long-term debt(c)	$1,874,444	$1,870,250	$4,194	—
Foreign exchange contracts(b)	47	—	47	—

Total liabilities	$1,874,491	$1,870,250	$4,241	—

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

	As of September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts(b)	$152	$—	$152	—

Total assets	$152	$—	$152	—

Liabilities
Long-term debt(c)	$1,753,822	$1,671,500	$82,322	—
Foreign exchange contracts(b)	36	—	36	—

Total liabilities	$1,753,858	$1,671,500	$82,358	—

(a)
Cash equivalents, at September 30, 2014, consist of highly liquid investments which have no maturity and are valued using unadjusted quoted market prices for such securities. The Company may from time to time invest in securities with maturities of three months or less (consisting primarily of investment-grade corporate and government bonds), with the primary investment objective of minimizing the potential risk of loss of principal.

(b)
Foreign exchange contracts (including foreign currency forwards and options) are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as market foreign currency exchange rates. Please see Note 14 for more information about the Company's foreign exchange contracts.

(c)
Long-term debt (including current maturities and borrowings under the ABL facility, if any) is carried in the Company's consolidated financial statements at amortized cost of $1,811.6 million at September 30, 2014 and $1,690.7 million at September 30, 2013. The Company's senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 13 for more information about the Company's debt.

5. Accumulated Stockholders' Equity (Deficit)

The Company is authorized to issue up to 500.0 million shares of common stock with a par value of $0.01 per share and up to 50.0 million shares of preferred stock with a par value of $0.01 per share. As of September 30, 2014, the Company had approximately 155.1 million shares issued of its common stock and approximately 154.7 million shares outstanding. There have been no shares of the Company's preferred stock issued.

In March 2013, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $700.0 million of our common stock (the "2013 Share Repurchase Program"). In addition, in August 2014, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over the period from August 20, 2014 to September 30, 2017 (the "2014 Share Repurchase Program"). In connection with the authorization of the 2014 Share Repurchase Program, the 2013 Share Repurchase Program was terminated. Prior to termination of the 2013 Share Repurchase Program, the Company had repurchased

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

and retired approximately 21.1 million shares of its common stock (including approximately 8.5 million shares prior to the fiscal year ended September 30, 2014) at a cost of $576.6 million under the 2013 Share Repurchase Program. The 2014 Share Repurchase Program expires on September 30, 2017.

For fiscal years 2014 and 2013, we repurchased and retired approximately 12.6 million and 18.9 million shares, respectively, of our common stock at a cost of $333.3 million and $509.7 million, respectively. In addition, during the fiscal year ended September 30, 2012, we repurchased and retired approximately 7.6 million shares of our common stock from two venture capital investment funds associated with Clayton, Dubilier & Rice, LLC (the "CDR Investors") at a cost of $200.0 million. Please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, for more information about the CDR Investors. We funded these share repurchases with a portion of the cash proceeds from our September 2012 and October 2013 debt issuances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. As required by GAAP, the Company recorded any amounts paid to repurchase shares in excess of the balance of additional paid-in capital in accumulated deficit.

At September 30, 2014 and September 30, 2013, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $28.5 million and $9.8 million, respectively, and is net of income taxes of $2.3 million and $2.9 million, respectively. Comprehensive income reflects changes in accumulated stockholders' equity (deficit) from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company's only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

6. Earnings Per Share

Basic earnings per share, is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share, is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year ended September 30,
	2014	2013	2012
Net earnings	$245,993	$261,151	$233,064

Total weighted average basic shares	159,933	171,682	183,420
Dilutive securities:
Stock options and stock award programs	3,486	4,477	5,190

Total weighted average diluted shares	163,419	176,159	188,610

Earnings per share:
Basic	$1.54	$1.52	$1.27

Diluted	$1.51	$1.48	$1.24

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

At September 30, 2014 and 2012, options to purchase 130,952 and 44,340 shares, respectively, of the Company's common stock were outstanding but not included in the computation of diluted earnings per share, since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company's common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company's common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period. At September 30, 2013, all outstanding options to purchase shares of the Company's common stock were dilutive.

7. Share-Based Payments

The Company from time to time grants share-based awards to its employees and consultants under the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the "2010 Plan"), a stockholder-approved share-based compensation plan which allows for the issuance of up to 29.8 million shares of the Company's common stock. As such, during the fiscal years ended September 30, 2014, 2013 and 2012, the Company granted approximately 1.6 million, 1.6 million and 2.0 million stock options, respectively, and approximately 247,000, 139,000 and 32,000 restricted share awards, respectively, to its employees and consultants under the 2010 Plan. These amounts include 130,952 stock options issued and 210,820 restricted stock awards made during the fiscal year ended September 30, 2014 in connection with the executive management transition plan announced in May 2014. In addition, during the fiscal years ended September 30, 2014, 2013 and 2012, the Company granted approximately 27,000, 36,000 and 26,000 restricted stock units, respectively, to its non-employee directors under the 2010 Plan.

The Company measures the cost of services received from employees, directors and consultants in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and recognizes compensation expense on a straight-line basis over the vesting period or over the period ending on the date a participant becomes eligible for retirement, if earlier. For the fiscal years 2014, 2013 and 2012, total compensation cost charged against income and included in selling, general and administrative expenses in the Company's consolidated statements of earnings for all share-based compensation arrangements was $22.1 million, $19.2 million and $16.9 million, respectively, and resulted in an increase in additional paid-in capital by the same amounts. These amounts include, for the fiscal years 2014, 2013 and 2012, $8.8 million, $5.9 million and $5.3 million, respectively, of accelerated expense related to certain retirement eligible employees who continue vesting awards upon retirement, under the provisions of the 2010 Plan and certain predecessor share-based plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan (the "2007 Plan"). During the fiscal year ended September 30, 2014, the accelerated share-based compensation expense includes $3.5 million related to the executive management transition plan announced in May 2014. For fiscal years 2014, 2013 and 2012, the total income tax benefit recognized in our consolidated statements of earnings in connection with all share-based compensation awards was $8.2 million, $7.1 million and $6.2 million, respectively.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

The following table presents a summary of the activity for the Company's stock option awards for the fiscal year ended September 30, 2014:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2013	10,408	$12.89	6.2	$138,139
Granted	1,596	26.22
Exercised	(2,727)	9.78
Forfeited or expired	(294)	21.15

Outstanding at September 30, 2014	8,983	$15.93	6.2	$102,751

Exercisable at September 30, 2014	5,235	$12.10	5.1	$79,950

The following table summarizes additional information about stock options outstanding under the Company's share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2014 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2014 (in Thousands)	Weighted Average Exercise Price
$2.00 - 9.66	2,851	3.6	$7.66	2,851	$7.66
$11.39 - 26.30	6,132	7.3	19.78	2,384	17.41

Total	8,983	6.2	$15.93	5,235	$12.10

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

The weighted average assumptions relating to the valuation of the Company's stock options are as follows:

	Year Ended September 30,
	2014	2013	2012
Expected life (in years)	5.0	5.0	5.0
Expected volatility	47.3%	56.3%	58.4%
Risk-free interest rate	1.3%	0.8%	1.1%
Dividend yield	0.0%	0.0%	0.0%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company who have been granted stock options. The expected volatility reflects the average historical volatility for the Company's common stock over the expected life. The risk-free interest rate is based on the zero-coupon U.S. treasury notes with a comparable term as of the date of the grant. Since the Company does not currently expect to pay dividends, the dividend yield used is 0%.

The weighted average fair value at the date of grant of the stock options issued by the Company during the fiscal years 2014, 2013 and 2012 was $11.08, $11.29 and $9.60, respectively. The total fair value of stock options issued to the Company's grantees that vested during the fiscal years 2014, 2013 and 2012 was $19.5 million, $12.7 million and $10.4 million, respectively.

The total intrinsic value of options exercised during the fiscal years 2014, 2013 and 2012 was $50.3 million, $55.4 million and $53.2 million, respectively. The total cash received during the fiscal years 2014, 2013 and 2012 from these option exercises was $26.7 million, $25.5 million and $28.0 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $18.3 million, $18.7 million and $18.9 million, respectively.

At September 30, 2014, approximately $13.5 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.3 years.

Stock Awards

Restricted Stock Awards

The Company from time to time grants restricted stock awards to employees and consultants under the 2010 Plan. A restricted stock award is an award of shares of the Company's common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer) the restrictions over which lapse ratably over a specified period of time (generally four or five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions of the 2010 Plan and certain predecessor share-based compensation plans such as the 2007 Plan.

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

During the fiscal year ended September 30, 2014, the Company granted 210,820 restricted stock awards with restrictions that lapse ratably over terms ranging from three to four years, in connection with the executive management transition plan announced in May 2014.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

The following table presents a summary of the activity for the Company's restricted stock awards for the fiscal year ended September 30, 2014:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2013	337	$16.30	3.1
Granted	247	26.57
Vested	(115)	13.81
Forfeited	(33)	21.10

Unvested at September 30, 2014	436	$22.42	3.4

At September 30, 2014, approximately $3.4 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 3.4 years.

Restricted Stock Units

The Company currently grants restricted stock unit ("RSU" or "RSUs") awards, which generally vest within one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of its common stock. RSUs are converted into shares of the Company's common stock generally on the vesting date. An independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of common stock of the Company that would otherwise be issued to such director on the vesting date. RSUs granted prior to the fiscal year 2012, are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director's service as a director terminates. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle the vested deferred stock units with shares of the Company's common stock or in cash.

The Company expenses the cost of the RSUs, which is determined to be the fair value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company's common stock on the date of grant.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

The following table presents a summary of the activity for the Company's RSUs for the fiscal year ended September 30, 2014:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Unvested at September 30, 2013	—	$—	—
Granted	27	26.30
Vested	(27)	26.30
Forfeited	—	—

Unvested at September 30, 2014	—	$—	—

During fiscal year 2014, all RSUs vested or were forfeited. Therefore, there are no unrecognized compensation costs as of September 30, 2014 in connection with past RSU awards.

8. Allowance for Doubtful Accounts

The change in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
Balance at beginning of period	$2,556	$2,583	$2,086
Bad debt expense	1,175	1,671	1,764
Uncollected accounts written off, net of recoveries	(1,979)	(1,698)	(1,336)
Allowance for doubtful accounts of acquired companies	—	—	69

Balance at end of period	$1,752	$2,556	$2,583

9. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30,
	2014	2013
Land	$11,248	$11,277
Buildings and building improvements	59,701	60,100
Leasehold improvements	222,521	211,736
Furniture, fixtures and equipment	357,849	321,659

Total property and equipment, gross	651,319	604,772
Less accumulated depreciation and amortization	(413,208)	(375,232)

Total property and equipment, net	$238,111	$229,540

Depreciation expense for the fiscal years 2014, 2013 and 2012 was $65.1 million, $59.4 million and $51.0 million, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

Depreciation of property and equipment is calculated using the straight-line method based on the estimated useful lives of the respective classes of assets and is reflected in depreciation and amortization expense in our consolidated statements of earnings. Buildings and building improvements are depreciated over periods ranging from five to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals determined to be reasonably assured. Furniture, fixtures and equipment are depreciated over periods ranging from two to ten years. Expenditures for maintenance and repairs are expensed when incurred, while expenditures for major renewals and improvements are capitalized.

10. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the fiscal years 2013 and 2014 are as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2012	$89,855	$442,476	$532,331
Acquisitions	501	5,047	5,548
Foreign currency translation	2,298	(1,899)	399

Balance at September 30, 2013	$92,654	$445,624	$538,278
Acquisitions	—	2,600	2,600
Foreign currency translation	(1,322)	(3,215)	(4,537)

Balance at September 30, 2014	$91,332	$445,009	$536,341

As described in Note 17, during the fiscal year 2013, $3.1 million of the increase in BSG's goodwill was attributable to the Company's acquisition of certain assets and business operations of Essential Salon Products, Inc. ("Essential Salon"), a professional-only distributor of beauty products operating in the northeastern region of the United States. The remaining increase in consolidated goodwill in the amount of $2.0 million was attributable to acquisitions which were not individually material and to purchase price adjustments.

The Company completed its annual assessment of goodwill for impairment during the quarter ended March 31, 2014. No impairment losses were recognized in the current or prior periods presented in connection with the Company's goodwill.

The Company also completed its annual assessment of intangible assets, other than goodwill and including indefinite-lived intangible assets, for impairment during the quarter ended March 31, 2014. No material impairment losses were recognized in the current or prior periods presented in connection with the Company's intangible assets.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

The following table provides the carrying value for intangible assets with indefinite lives, excluding goodwill, and the gross carrying value and accumulated amortization for intangible assets subject to amortization by operating segment at September 30, 2014 and 2013 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2014:
Intangible assets with indefinite lives:
Trade names	$21,882	$27,471	$49,353

Intangible assets subject to amortization:
Gross carrying amount	30,691	121,020	151,711
Accumulated amortization	(14,920)	(71,400)	(86,320)

Net value	15,771	49,620	65,391

Total intangible assets, excluding goodwill, net	$37,653	$77,091	$114,744

Balance at September 30, 2013:
Intangible assets with indefinite lives:
Trade names	$27,968	$27,465	$55,433

Intangible assets subject to amortization:
Gross carrying amount	26,809	119,614	146,423
Accumulated amortization	(12,177)	(59,582)	(71,759)

Net value	14,632	60,032	74,664

Total intangible assets, excluding goodwill, net	$42,600	$87,497	$130,097

In connection with the Company's periodic review of its indefinite-lived intangible assets, including the Company's annual assessment of intangible assets for impairment, during the fiscal year ended September 30, 2014, a trade name of the Sally Beauty Supply segment with a gross book value of approximately $5.5 million was determined to now have a finite useful life. This change was driven by recent events and circumstances involving the underlying product line. In connection with the change, this intangible asset is being amortized prospectively over the estimated remaining useful life of the product line. Additionally, as described in Note 17, during the fiscal year ended September 30, 2013, intangible assets subject to amortization in the amount of $9.1 million were recorded by BSG in connection with the Company's acquisition of certain assets and business operations of Essential Salon and $4.0 million in connection with individually immaterial acquisitions completed in the year.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

Amortization expense totaled $14.5 million, $12.8 million and $13.7 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. As of September 30, 2014, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2015	$14,021
2016	12,677
2017	10,613
2018	9,380
2019	7,961
Thereafter	10,739

$65,391

The weighted average amortization period remaining for intangible assets subject to amortization is approximately 5.9 years.

11. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2014	2013
Compensation and benefits	$76,169	$70,802
Interest payable	40,843	36,311
Deferred revenue	21,506	20,890
Rental obligations	12,289	11,340
Property and other taxes	4,464	4,373
Insurance reserves	9,407	11,109
Operating accruals and other	34,091	29,937

Total accrued liabilities	$198,769	$184,762

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

12. Commitments and Contingencies

Lease Commitments

The Company's principal leases relate to retail stores and warehousing properties. At September 30, 2014, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows (in thousands):

Fiscal Year:
2015	$166,505
2016	144,575
2017	112,918
2018	82,375
2019	49,584
Thereafter	70,430

$626,387

Certain of the Company's leases require the Company to pay a portion of real estate taxes, insurance, maintenance and special assessments assessed by the lessor. Also, certain of the Company's leases include renewal options and escalation clauses. Aggregate rental expense for all operating leases amounted to $218.0 million, $206.2 million and $194.9 million for the fiscal years 2014, 2013 and 2012, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings.

Contingencies

Legal Proceedings

The Company is, from time to time, involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. The Company does not believe that the ultimate resolution of these matters will have a material adverse impact on its consolidated financial position, results of operations or cash flows.

During the fiscal year ended September 30, 2013, the Company entered into a settlement agreement whereby it agreed to pay the plaintiff in certain actions brought against the Company in March 2011 the one-time cash sum of $8.5 million and agreed to certain other terms of settlement in exchange for a full release of claims.

Other Contingencies

In March 2014, the Company disclosed that it had experienced a data security incident in February 2014. The costs that the Company has incurred to date in connection with the data security incident primarily include professional advisory and legal costs. For the fiscal year ended September 30, 2014, selling, general and administrative expenses reflect a charge of $2.5 million, consisting primarily of these costs relating to the data security incident. The Company may incur additional costs and expenses related to the data security incident in the future. These costs may also result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims. As of September 30, 2014, the scope of these additional costs, or a range thereof, cannot be reasonably estimated.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

The Company provides healthcare benefits to most of its full-time employees. The Company is largely self-funded for the cost of the healthcare plan (including healthcare claims) primarily in the U.S., other than certain fees and out-of-pocket expenses paid by the employees. In addition, the Company retains a substantial portion of the risk related to certain workers' compensation, general liability, and automobile and property insurance. The Company records an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is included in accrued liabilities (current portion) and other liabilities (long-term portion) in our consolidated balance sheets. The Company carries insurance coverage in such amounts in excess of its self-insured retention which management believes to be reasonable.

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The Company has no significant liabilities for loss contingencies at September 30, 2014 and 2013.

13. Short-term Borrowings and Long-Term Debt

Details of long-term debt are as follows (dollars in thousands):

	As of September 30,
	2014	2013	Interest Rates
ABL facility(a)	$—	$76,000	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(a) plus (1.50% to 1.75%)
Senior notes due Nov. 2019	750,000	750,000	6.875%
Senior notes due Jun. 2022(b)	857,447	858,381	5.750%(b)
Senior notes due Nov. 2023	200,000	—	5.50%
Other, due 2015(c)	95	1,310	5.15% to 5.79%

Total	$1,807,542	$1,685,691

Capital lease obligations	4,099	5,012
Less: current portion	974	78,018

Total long-term debt	$1,810,667	$1,612,685

(a)
When used in this Annual Report, LIBOR means the London Interbank Offered Rate.

(b)
Amounts include unamortized premium of $7.4 million and $8.4 million as of September 30, 2014 and 2013, respectively, related to notes with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

(c)
Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA.

In November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings LLC, which we refer to as "Sally Investment" and "Sally Holdings," respectively) incurred $1,850.0 million of indebtedness in connection with the Company's separation from its former parent, The Alberto-Culver Company, which we refer to as Alberto-Culver.

In the fiscal year 2011, Sally Holdings entered into a $400 million, five-year asset-based senior secured loan facility (the "ABL facility"). The availability of funds under the ABL facility, as amended in June 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. In July 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL Facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 26, 2018 and improved certain other covenant terms.

At September 30, 2014, there were no borrowings outstanding under the ABL facility and the Company had $476.0 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility), together with general intangibles and certain other personal property of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) relating to the accounts and inventory, as well as deposit accounts of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

In the fiscal year ended September 30, 2012, Sally Holdings and Sally Capital Inc. (collectively, the "Issuers"), both indirectly wholly-owned subsidiaries of the Company issued $750.0 million aggregate principal amount of their 6.875% Senior Notes due 2019 (the "senior notes due 2019") and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the "senior notes due 2022"), including $150.0 million of the aggregate principal amount of the senior notes due 2022 issued at par plus a premium. Such premium is being amortized over the term of the notes using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million (substantially all of which was incurred in 2006 in connection with our separation from Alberto-Culver) and for general corporate purposes.

On October 29, 2013, the Issuers, both indirect wholly-owned subsidiaries of the Company, issued $200.0 million aggregate principal amount of their 5.5% Senior Notes due 2023 (the "senior notes due 2023") at par. The Company used the net proceeds from this debt issuance, approximately $196.3 million, to repay borrowings outstanding under the ABL facility of $88.5 million (which borrowings were primarily used to fund share repurchases) and for general corporate purposes, including share repurchases.

The senior notes due 2019, the senior notes due 2022 and the senior notes due 2023, which we refer to collectively as "the Notes" or "the senior notes due 2019, 2022 and 2023," are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019, 2022 and 2023 is payable semi-annually, during the Company's first and third fiscal quarters. Please see Note 19 for certain condensed financial statement data pertaining to Sally Beauty, the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

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

Fiscal Years ended September 30, 2014, 2013 and 2012

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

Maturities of the Company's long-term debt are as follows at September 30, 2014 (in thousands):

Fiscal Year:
2015	$95
2016-2019	—
Thereafter	1,807,447

$1,807,542
Capital lease obligations	4,099
Less: current portion	974

Total	$1,810,667

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company's Secured Leverage Ratio exceeds 4.0 to 1.0. At September 30, 2014, the Company's Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility).

The ABL facility is pre-payable, and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty's subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 ("Incurrence Test"). At September 30, 2014, the Company's Consolidated Coverage Ratio was approximately 5.6 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a "Restricted Payment" or "Restricted Payments") to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings' and its subsidiaries' cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At September 30, 2014, the Company's Consolidated Total Leverage Ratio was approximately 2.8 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of September 30, 2014, the Consolidated Fixed Charge Coverage Ratio was approximately 3.6 to 1.0.

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

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2014, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

At September 30, 2014 and 2013, the Company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in Note 12 and outstanding letters of credit related to inventory purchases and self-insurance programs which totaled $22.0 million and $23.9 million at September 30, 2014 and 2013, respectively.

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

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At September 30, 2014, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivatives instruments in connection therewith.

As of September 30, 2014, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

Designated Cash Flow Hedges

In 2008, Sally Holdings entered into certain interest rate swap agreements with an aggregate notional amount of $300 million which enabled it to convert a portion of its then variable interest rate obligation, to a fixed-interest rate obligation. These agreements were designated and qualified as effective cash flow hedges. Accordingly, changes in the fair value of these derivative instruments (which were adjusted quarterly) were recorded, net of income tax, in accumulated other comprehensive (loss) income ("AOCI") until the swap agreements expired in May 2012. Amounts previously reported in AOCI which were related to such interest rate swaps were reclassified into interest expense, as a yield adjustment, in the same period in which interest on the hedged variable-rate debt obligations affected earnings. As such, for the fiscal year ended September 30, 2012, the Company's other comprehensive income included deferred gains on these interest swaps of $3.9 million, net of income tax.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting, to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its international subsidiaries' purchases of merchandise from third-party suppliers. These subsidiaries have a functional currency other than the U.S. dollar—their functional currency is either the British pound sterling or the Euro. As such, at September 30, 2014, we hold: (a) foreign currency forwards which enable us to sell approximately £6.5 million ($10.6 million, at the September 30, 2014 exchange rate) at the weighted average contractual exchange rate of 1.6277 and (b) foreign currency forwards which enable us to sell approximately €10.8 million ($13.7 million, at the September 30, 2014 exchange rate) at the weighted average contractual exchange rate of 1.2903. These foreign currency forwards expire ratably through September 21, 2015.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2014, we hold: (a) a foreign currency forward which enables us to sell approximately €17.0 million ($21.4 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 1.2690, (b) a foreign currency forward which enables us to sell approximately $2.1 million Canadian dollars ($1.9 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 1.1210, (c) a foreign currency forward which enables us to buy approximately $12.7 million Canadian dollars ($11.4 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 1.1183, (d) a foreign currency forward which enables us to sell approximately 32.6 million Mexican pesos ($2.4 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 13.4525 and (e) a foreign currency forward which enables us to buy approximately £1.2 million ($2.0 million, at the September 30, 2014 exchange rate) at the contractual exchange rate of 1.6234. All the foreign currency forwards discussed in this paragraph expire on or before December 31, 2014.

In addition, the Company uses foreign exchange contracts including, at September 30, 2014, foreign currency forwards with an aggregate notional amount of £3.0 million ($4.9 million, at the September 30, 2014 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

Euro currency at the weighted average contractual exchange rate of 0.7976 and expire ratably through September 30, 2015.

At September 30, 2014, all of the Company's foreign exchange contracts are with a single counterparty. The Company's foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses include net gains of $1.9 million and $2.0 million in the fiscal years ended September 30, 2014 and 2012, respectively, and net losses of $2.8 million in the fiscal year ended September 30, 2013 in connection with all of the Company's foreign currency derivative instruments, including marked-to-market adjustments.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets as of September 30, 2014 and 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
		As of September 30,			As of September 30,
	Classification	2014	2013	Classification	2014	2013
Derivatives designated as hedging instruments:
None		—	—		—	—

		—	—		—	—

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$511	$152	Accrued liabilities	$47	$36

		$511	$152		$47	$36

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of earnings for the fiscal years ended September 30, 2014, 2013 and 2012 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Fiscal Year Ended September 30,				Fiscal Year Ended September 30,
Derivatives Designated as Hedging Instruments	2014	2013	2012	Classification	2014	2013	2012
Interest Rate Swaps	$—	$—	$3,947	Interest expense	$—	$—	$(6,731)

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended September 30,
	Classification of Gain or (Loss) Recognized into Income
Derivatives Not Designated as Hedging Instruments		2014	2013	2012
Foreign Exchange Contracts	Selling, general and administrative expenses	$1,935	$(2,846)	$2,003

Total derivatives not designated as hedging instruments		$1,935	$(2,846)	$2,003

There were no gains or losses recognized in income on derivatives designated as hedging instruments as a result of ineffectiveness or the exclusion of such derivatives from effectiveness testing during the fiscal years ended September 30, 2014, 2013 and 2012.

Credit-risk-related Contingent Features

At September 30, 2014, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was less than $0.1 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

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

15. 401(k) and Profit Sharing Plan

The Company sponsors the Sally Beauty 401(k) and Profit Sharing Plan (the "401k Plan"), which is a qualified defined contribution plan. The 401k Plan covers employees of the Company who meet certain eligibility requirements and who are not members of a collective bargaining unit. Under the terms of the 401k Plan, employees may contribute a percentage of their annual compensation to the 401k Plan up to certain maximums, as defined by the 401k Plan and by the U.S. Internal Revenue Code. The Company currently matches a portion of employee contributions to the plan. The Company recognized expense of $6.4 million, $6.7 million and $6.2 million in the fiscal years ended September 30, 2014, 2013 and 2012, respectively, related to such employer matching contributions and these amounts are included in selling, general and administrative expenses.

In addition, pursuant to the 401k Plan, the Company may make profit sharing contributions to the accounts of employees who meet certain eligibility requirements and who are not members of a collective bargaining unit. The Company's profit sharing contributions to the 401k Plan are determined by the Compensation Committee of the Company's Board of Directors. The Company recognized expense of $3.2 million, $3.2 million and $3.3 million in the fiscal years ended September 30, 2014, 2013 and 2012, respectively, related to such profit sharing contributions and these amounts are included in selling, general and administrative expenses.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

16. Income Taxes

The provision for income taxes for the fiscal years 2014, 2013 and 2012 consists of the following (in thousands):

	Year Ended September 30,
	2014	2013	2012
Current:
Federal	$121,418	$113,057	$97,866
Foreign	9,414	9,997	10,925
State	14,637	17,727	16,692

Total current portion	145,469	140,781	125,483

Deferred:
Federal	(335)	13,932	4,920
Foreign	(895)	(2,822)	(2,888)
State	447	(375)	364

Total deferred portion	(783)	10,735	2,396

Total provision for income taxes	$144,686	$151,516	$127,879

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Year Ended September 30,
	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7	2.8	3.4
Effect of foreign operations	(0.5)	(0.6)	(0.4)
Effect of limited restructuring	—	—	(2.8)
Other, net	(0.2)	(0.5)	0.2

Effective tax rate	37.0%	36.7%	35.4%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2014	2013
Deferred tax assets attributable to:
Share-based compensation expense	$22,984	$20,668
Accrued liabilities	27,074	26,817
Inventory adjustments	2,450	3,771
Foreign loss carryforwards	31,882	28,776
Unrecognized tax benefits	370	437
Other	3,874	3,408

Total deferred tax assets	88,634	83,877
Valuation allowance	(29,926)	(26,073)

Total deferred tax assets, net	58,708	57,804

Deferred tax liabilities attributable to:
Depreciation and amortization	102,032	99,259

Total deferred tax liabilities	102,032	99,259

Net deferred tax liability	$43,324	$41,455

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company has recorded a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carryforwards.

Domestic earnings before provision for income taxes were $361.8 million, $386.6 million and $334.5 million in the fiscal years 2014, 2013 and 2012, respectively. Foreign operations had earnings before provision for income taxes of $28.9 million, $26.1 million and $26.4 million in the fiscal years 2014, 2013 and 2012, respectively.

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits by various taxing jurisdictions and other changes in relevant facts and circumstances evident at each balance sheet date. Management does not expect the outcome of current or future tax audits to have a material adverse effect on the Company's financial condition, results of operations or cash flow.

At September 30, 2014, undistributed earnings of the Company's foreign operations are intended to remain permanently invested to finance anticipated future growth and expansion. Accordingly, federal and state income taxes have not been provided on accumulated but undistributed earnings of $202.9 million and $170.9 million as of September 30, 2014 and 2013, respectively, as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

At September 30, 2014 and 2013, the Company had total operating loss carry-forwards of $103.0 million and $96.4 million, respectively, of which $87.1 million and $79.4 million, respectively, are subject to a valuation allowance. At September 30, 2014, operating loss carry-forwards of $25.4 million expire between 2016 and 2032 and operating loss carry-forwards of $77.6 million have no expiration date. At

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

September 30, 2014 and 2013, the Company had tax credit carry-forwards of $2.1 million and $2.0 million, respectively, which expire in 2024.

The changes in the amount of unrecognized tax benefits for the fiscal years ended September 30, 2014 and 2013 are as follows (in thousands):

	2014	2013
Balance at beginning of the fiscal year	$4,823	$7,941
Increases related to prior year tax positions	4	26
Decreases related to prior year tax positions	(2,094)	(1)
Increases related to current year tax positions	300	218
Lapse of statute	(166)	(3,361)

Balance at end of fiscal year	$2,867	$4,823

If recognized, these positions would affect the Company's effective tax rate.

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties as of September 30, 2014 and 2013 was $1.1 million and $1.4 million, respectively.

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

The IRS has concluded the field work associated with their examination of the Company's consolidated federal income tax returns for the fiscal years ended September 30, 2007 through September 30, 2011 and issued their examination reports. The Company is currently seeking relief from double taxation through competent authority on certain cross-border adjustments, and it does not anticipate the ultimate resolution of these items to have a material impact on the Company's financial statements.

The IRS is currently conducting an examination of the Company's consolidated federal income tax returns for the fiscal years ended September 30, 2012 and 2013. The IRS had previously audited the Company's consolidated federal income tax returns through the tax year ended September 30, 2006. Thus, pending the resolution of the adjustments discussed in the preceding paragraph, our statute remains open from the year ended September 30, 2007 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2009 forward. Generally, states' statutes in the United States are open for tax reviews from 2007 forward.

17. Acquisitions

During the fiscal year 2014, the Company completed several individually immaterial acquisitions at an aggregate cost of approximately $4.9 million and recorded goodwill in the amount of $2.6 million (which is expected to be deductible for tax purposes) and intangible assets subject to amortization of $1.4 million in connection with these acquisitions. We funded these acquisitions with cash from operations and borrowing under the ABL facility.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

In May 2013, the Company acquired certain assets and business operations of Essential Salon, a professional-only distributor of beauty products operating in the northeastern region of the United States, for approximately $15.7 million, subject to certain adjustments. Goodwill of $3.1 million (which is expected to be deductible for tax purposes) and intangible assets subject to amortization of $9.1 million were recorded as a result of this acquisition based on their estimated fair values. In addition, during the fiscal year 2013, the Company completed several other individually immaterial acquisitions at an aggregate cost of approximately $6.8 million and recorded additional goodwill of $2.0 million and intangible assets subject to amortization of $4.0 million in connection with these acquisitions. We funded the acquisitions completed in the fiscal year 2013 with cash from operations and borrowing under the ABL facility.

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

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2014, 2013 and 2012.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

Business Segments Information

Segment data for the fiscal years ended September 30, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
Net sales:
Sally Beauty Supply	$2,308,743	$2,230,028	$2,198,468
BSG	1,444,755	1,392,188	1,325,176

Total	$3,753,498	$3,622,216	$3,523,644

Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply(a)	$431,655	$437,018	$429,520
BSG	216,971	200,492	182,699

Segment operating profit	648,626	637,510	612,219
Unallocated expenses(b)	(119,523)	(97,947)	(96,012)
Share-based compensation expense(c)	(22,107)	(19,201)	(16,852)
Interest expense(d)	(116,317)	(107,695)	(138,412)

Total	$390,679	$412,667	$360,943

Identifiable assets:
Sally Beauty Supply	$986,210	$913,395	$864,598
BSG	969,674	973,764	959,784

Sub-total	1,955,884	1,887,159	1,824,382
Corporate	74,089	62,927	241,418

Total	$2,029,973	$1,950,086	$2,065,800

Depreciation and amortization:
Sally Beauty Supply	$41,019	$37,077	$31,397
BSG	26,782	24,964	25,984
Corporate	11,862	10,151	7,317

Total	$79,663	$72,192	$64,698

Capital expenditures:
Sally Beauty Supply	$43,114	$60,565	$42,158
BSG	19,179	15,744	11,977
Corporate	14,521	8,570	14,951

Total	$76,814	$84,879	$69,086

(a)
For the fiscal year 2012, Sally Beauty Supply's operating profit reflects a $10.2 million charge resulting from a loss contingency.

(b)
Unallocated expenses consist of corporate and shared costs. For the fiscal year 2014, unallocated expenses reflect a charge of $2.5 million in connection with the data security incident disclosed in March 2014. Unallocated expenses are included in selling, general and administrative expenses in our consolidated statements of earnings.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

(c)
For the fiscal year 2014, share-based compensation expenses reflect a charge of $3.5 million in connection with the executive management transition plan. Share-based compensation expenses are included in selling, general and administrative expenses in our consolidated statements of earnings.

(d)
For the fiscal year 2012, interest expense includes losses on extinguishment of debt in the aggregate amount of $37.8 million in connection with the Company's redemption of outstanding notes and repayment of a term loan.

Geographic Area Information

Geographic data for the fiscal years ended September 30, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
Net sales:(a)
United States	$3,031,000	$2,943,959	$2,885,958
Other Countries	722,498	678,257	637,686

Total	$3,753,498	$3,622,216	$3,523,644

Identifiable assets:
United States	$1,432,671	$1,356,969	$1,325,787
Other Countries	523,213	530,190	498,595
Corporate	74,089	62,927	241,418

Total	$2,029,973	$1,950,086	$2,065,800

(a)
Net sales are attributable to individual countries based on the location of the customer.

19. Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2014 and 2013, the related condensed consolidating statements of earnings and comprehensive income, and the condensed consolidating statements of cash flows for each of the three fiscal years in the period ended September 30, 2014 of: (i) Sally Beauty Holdings, Inc., or the "Parent;" (ii) Sally Holdings LLC and Sally Capital Inc., or the "Issuers;" (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

Condensed Consolidating Balance Sheet
September 30, 2014
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$27,000	$40,042	$39,533	$—	$106,575
Trade and other accounts receivable, less allowance for doubtful accounts	2	—	63,009	35,489	—	98,500
Due from affiliates	—	—	1,464,752	27	(1,464,779)	—
Inventory	—	—	631,786	196,643	—	828,429
Other current assets	7,935	452	15,016	15,592	—	38,995
Deferred income tax assets, net	(213)	1	30,527	1,335	—	31,650
Property and equipment, net	1	—	158,402	79,708	—	238,111
Investment in subsidiaries	471,320	2,835,722	392,270	—	(3,699,312)	—
Goodwill and other intangible assets, net	—	—	476,113	174,972	—	651,085
Other assets	—	28,931	1,625	6,072	—	36,628

Total assets	$479,045	$2,892,106	$3,273,542	$549,371	$(5,164,091)	$2,029,973

Liabilities and Stockholders' (Deficit) Equity
Accounts payable	$—	$—	$202,743	$56,720	$—	$259,463
Due to affiliates	826,819	571,847	27	66,086	(1,464,779)	—
Accrued liabilities	691	40,751	129,791	27,536	—	198,769
Income taxes payable	—	1,051	1	3,279	—	4,331
Long-term debt	—	1,807,447	267	3,927	—	1,811,641
Other liabilities	—	—	25,020	2,828	—	27,848
Deferred income tax liabilities, net	(1,412)	(310)	79,971	(3,275)	—	74,974

Total liabilities	826,098	2,420,786	437,820	157,101	(1,464,779)	2,377,026
Total stockholders' (deficit) equity	(347,053)	471,320	2,835,722	392,270	(3,699,312)	(347,053)

Total liabilities and stockholders' (deficit) equity	$479,045	$2,892,106	$3,273,542	$549,371	$(5,164,091)	$2,029,973

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

Condensed Consolidating Statement of Earnings and Comprehensive Income
Fiscal Year Ended September 30, 2014
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,986,026	$767,472	$—	$3,753,498
Related party sales	—	—	2,854	—	(2,854)	—
Cost of products sold and distribution expenses	—	—	1,486,048	410,132	(2,854)	1,893,326

Gross profit	—	—	1,502,832	357,340	—	1,860,172
Selling, general and administrative expenses	10,396	474	969,026	293,617	—	1,273,513
Depreciation and amortization	1	—	56,682	22,980	—	79,663

Operating earnings (loss)	(10,397)	(474)	477,124	40,743	—	506,996
Interest expense	—	116,063	13	241	—	116,317

Earnings (loss) before provision for income taxes	(10,397)	(116,537)	477,111	40,502	—	390,679
Provision (benefit) for income taxes	(4,037)	(45,264)	181,741	12,246	—	144,686
Equity in earnings of subsidiaries, net of tax	252,353	323,626	28,256	—	(604,235)	—

Net earnings	245,993	252,353	323,626	28,256	(604,235)	245,993

Other comprehensive income (loss), net of tax	—	—	—	(18,730)	—	(18,730)

Total comprehensive income (loss)	$245,993	$252,353	$323,626	$9,526	$(604,235)	$227,263

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

Condensed Consolidating Statement of Earnings and Comprehensive Income
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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

Condensed Consolidating Statement of Earnings and Comprehensive Income
Fiscal Year Ended September 30, 2012
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,837,214	$686,430	$—	$3,523,644
Related party sales	—	—	2,899	—	(2,899)	—
Cost of products sold and distribution expenses	—	—	1,406,817	376,467	(2,899)	1,780,385

Gross profit	—	—	1,433,296	309,963	—	1,743,259
Selling, general and administrative expenses	10,391	674	908,964	259,177	—	1,179,206
Depreciation and amortization	1	—	46,159	18,538	—	64,698

Operating earnings (loss)	(10,392)	(674)	478,173	32,248	—	499,355
Interest expense	—	137,876	66	470	—	138,412

Earnings (loss) before provision for income taxes	(10,392)	(138,550)	478,107	31,778	—	360,943
Provision (benefit) for income taxes	(4,186)	(53,802)	187,788	(1,921)	—	127,879
Equity in earnings of subsidiaries, net of tax	239,270	324,018	33,699	—	(596,987)	—

Net earnings	233,064	239,270	324,018	33,699	(596,987)	233,064

Other comprehensive income (loss), net of tax	—	3,947	—	8,071	—	12,018

Total comprehensive income (loss)	$233,064	$243,217	$324,018	$41,770	$(596,987)	$245,082

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2014
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$291,982	$(93,104)	$78,699	$38,395	$—	$315,972

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(50,315)	(26,241)	—	(76,556)
Acquisitions, net of cash acquired	—	—	(4,765)	(433)	—	(5,198)

Net cash used by investing activities	—	—	(55,080)	(26,674)	—	(81,754)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	356,000	247	—	—	356,247
Repayments of long-term debt	—	(232,000)	(161)	(1,942)	—	(234,103)
Debt issuance costs	—	(3,896)	—	—	—	(3,896)
Repurchases of common stock	(333,291)	—	—	—	—	(333,291)
Proceeds from exercises of stock options	26,663	—	—	—	—	26,663
Excess tax benefit from share-based compensation	14,646	—	—	—	—	14,646

Net cash (used) provided by financing activities	(291,982)	120,104	86	(1,942)	—	(173,734)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1,024)	—	(1,024)

Net increase in cash and cash equivalents	—	27,000	23,705	8,755	—	59,460
Cash and cash equivalents, beginning of period	—	—	16,337	30,778	—	47,115

Cash and cash equivalents, end of period	$—	$27,000	$40,042	$39,533	$—	$106,575

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2013
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$468,828	$(229,002)	$43,790	$26,838	$—	$310,454

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	(2)	—	(54,358)	(30,399)	—	(84,759)
Acquisitions, net of cash acquired	—	—	(21,594)	(624)	—	(22,218)

Net cash used by investing activities	(2)	—	(75,952)	(31,023)	—	(106,977)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	365,500	—	—	—	365,500
Repayments of long-term debt	—	(289,500)	(83)	(1,868)	—	(291,451)
Debt issuance costs	—	(1,998)	—	—	—	(1,998)
Repurchases of common stock	(509,704)	—	—	—	—	(509,704)
Proceeds from exercises of stock options	25,493	—	—	—	—	25,493
Excess tax benefit from share-based compensation	15,385	—	—	—	—	15,385

Net cash (used) provided by financing activities	(468,826)	74,002	(83)	(1,868)	—	(396,775)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	193	—	193

Net decrease in cash and cash equivalents	—	(155,000)	(32,245)	(5,860)	—	(193,105)
Cash and cash equivalents, beginning of period	—	155,000	48,582	36,638	—	240,220

Cash and cash equivalents, end of period	$—	$—	$16,337	$30,778	$—	$47,115

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2012
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided by operating activities	$157,590	$3,161	$82,623	$54,208	$—	$297,582

Cash Flows from Investing Activities:
Capital expenditures	—	—	(45,942)	(23,036)	—	(68,978)
Acquisitions, net of cash acquired	—	—	(10,607)	(32,928)	—	(43,535)

Net cash used by investing activities	—	—	(56,549)	(55,964)	—	(112,513)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	2,101,475	14	—	—	2,101,489
Repayments of long-term debt	—	(1,918,339)	(89)	(2,856)	—	(1,921,284)
Debt issuance costs	—	(31,297)	—	—	—	(31,297)
Repurchase of common stock	(200,000)	—	—	—	—	(200,000)
Proceeds from exercises of stock options	28,020	—	—	—	—	28,020
Excess tax benefit from share-based compensation	14,390	—	—	—	—	14,390

Net cash (used) provided by financing activities	(157,590)	151,839	(75)	(2,856)	—	(8,682)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	352	—	352

Net increase (decrease) in cash and cash equivalents	—	155,000	25,999	(4,260)	—	176,739
Cash and cash equivalents, beginning of period	—	—	22,583	40,898	—	63,481

Cash and cash equivalents, end of period	$—	$155,000	$48,582	$36,638	$—	$240,220

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2014, 2013 and 2012

20. Quarterly Financial Data (Unaudited)

Certain unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2014 and 2013 is summarized below (in thousands, except per share data):

Fiscal Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014:
Net sales	$940,464	$919,471	$949,275	$944,288
Gross profit	$460,526	$456,396	$475,711	$467,540
Net earnings	$57,995	$58,492	$67,756	$61,750
Earnings per common share(a)
Basic	$0.35	$0.36	$0.43	$0.40
Diluted	$0.35	$0.35	$0.42	$0.39
2013:
Net sales	$905,441	$898,239	$912,101	$906,435
Gross profit	$444,368	$444,454	$457,083	$449,358
Net earnings	$58,983	$64,889	$72,466	$64,812
Earnings per common share(a)
Basic	$0.33	$0.37	$0.43	$0.39
Diluted	$0.32	$0.36	$0.42	$0.38
(a)
The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted average number of common shares outstanding for each quarter and for the full year are performed independently.