Form 10-Q
period 2014-12-31
Sally Beauty Holdings, Inc.
filed 2015-02-05
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2014

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

As of January 30, 2015, there were 158,343,373 shares of the issuer’s common stock outstanding.

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

•             the potential impact on us if the financial institutions we deal with become impaired; and

•             the costs and effects of litigation.

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in Item 1A. “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission, or SEC, and the other periodic reports that we file with the SEC. The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of December 31, 2014 and September 30, 2014, the consolidated statements of earnings, consolidated statements of comprehensive income and consolidated statements of cash flows for the three months ended December 31, 2014 and 2013 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Net sales	$964,468	$940,464
Cost of products sold and distribution expenses	490,699	479,938
Gross profit	473,769	460,526
Selling, general and administrative expenses	336,954	319,478
Depreciation and amortization	20,579	19,255
Operating earnings	116,236	121,793
Interest expense	29,241	28,489
Earnings before provision for income taxes	86,995	93,304
Provision for income taxes	32,086	35,309
Net earnings	$54,909	$57,995

Earnings per share:
Basic	$0.35	$0.35
Diluted	$0.35	$0.35

Weighted average shares:
Basic	156,104	163,603
Diluted	158,545	167,755

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2014	2013
Net earnings	$54,909	$57,995
Other comprehensive (loss) income:
Foreign currency translation adjustments	(17,301)	2,567
Total other comprehensive (loss) income, before tax	(17,301)	2,567
Income taxes related to other comprehensive income	—	—
Other comprehensive (loss) income, net of tax	(17,301)	2,567
Total comprehensive income	$37,608	$60,562

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	December 31, 2014	September 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$190,681	$106,575
Trade accounts receivable, less allowance for doubtful accounts of $1,983 at December 31, 2014 and $1,752 at September 30, 2014	46,916	51,797
Accounts receivable, other	40,735	46,703
Inventory	837,822	828,429
Other current assets	35,868	38,995
Deferred income tax assets, net	31,746	31,650
Total current assets	1,183,768	1,104,149
Property and equipment, net of accumulated depreciation of $419,466 at December 31, 2014 and $413,208 at September 30, 2014	236,678	238,111
Goodwill	531,412	536,341
Intangible assets, excluding goodwill, net of accumulated amortization of $89,887 at December 31, 2014 and $86,320 at September 30, 2014	109,589	114,744
Other assets	35,587	36,628
Total assets	$2,097,034	$2,029,973
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$888	$974
Accounts payable	264,773	259,463
Accrued liabilities	160,630	198,769
Income taxes payable	3,724	4,331
Total current liabilities	430,015	463,537
Long-term debt	1,810,104	1,810,667
Other liabilities	28,903	27,848
Deferred income tax liabilities, net	83,568	74,974
Total liabilities	2,352,590	2,377,026
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 158,324 and 155,104 shares issued and 157,757 and 154,668 shares outstanding at December 31, 2014 and September 30, 2014, respectively	1,578	1,547
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(211,285)	(320,052)
Accumulated other comprehensive loss, net of tax	(45,849)	(28,548)
Total stockholders’ deficit	(255,556)	(347,053)
Total liabilities and stockholders’ deficit	$2,097,034	$2,029,973

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net earnings	$54,909	$57,995
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,579	19,255
Share-based compensation expense	7,760	8,522
Amortization of deferred financing costs	950	921
Excess tax benefit from share-based compensation	(17,043)	(2,985)
Deferred income taxes	8,341	(563)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	3,944	4,537
Accounts receivable, other	5,532	(754)
Inventory	(17,616)	(4,984)
Other current assets	19,943	2,948
Other assets	(572)	(160)
Accounts payable and accrued liabilities	(30,363)	(57,259)
Income taxes payable	(497)	29,057
Other liabilities	1,169	3,574
Net cash provided by operating activities	57,036	60,104
Cash Flows from Investing Activities:
Capital expenditures	(18,800)	(13,375)
Net cash used by investing activities	(18,800)	(13,375)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	232,719
Repayments of long-term debt	(258)	(109,025)
Repurchases of common stock	(7,253)	(66,183)
Debt issuance costs	—	(3,888)
Proceeds from exercises of stock options	37,156	7,319
Excess tax benefit from share-based compensation	17,043	2,985
Net cash provided by financing activities	46,688	63,927
Effect of foreign exchange rate changes on cash and cash equivalents	(818)	153
Net increase in cash and cash equivalents	84,106	110,809
Cash and cash equivalents, beginning of period	106,575	47,115
Cash and cash equivalents, end of period	$190,681	$157,924

Supplemental Cash Flow Information:
Interest paid	$56,138	$50,807
Income taxes paid	$4,835	$4,119

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, are an integral part of these financial statements.

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

Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of December 31, 2014 and September 30, 2014, and its consolidated results of operations and consolidated cash flows for the three months ended December 31, 2014 and 2013.

Certain amounts for prior fiscal periods have been reclassified to conform to the current fiscal period’s presentation.

All references in these notes to “management” are to the management of Sally Beauty.

2.   Significant Accounting Policies

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The Company adheres to the same accounting policies in the preparation of its interim financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

The results of operations for the interim periods reported upon herein are not necessarily indicative of the results that may be expected for any future interim period or the entire fiscal year.

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at December 31, 2014 and September 30, 2014 (in thousands):

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$107,501	$107,501	$—	—
Foreign exchange contracts (b)	1,284	—	1,284	—
Total assets	$108,785	$107,501	$1,284	—

Liabilities
Long-term debt (c)	$1,893,779	$1,890,000	$3,779	—
Foreign exchange contracts (b)	3	—	3	—
Total liabilities	$1,893,782	$1,890,000	$3,782	—

	As of September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$27,000	$27,000	$—	—
Foreign exchange contracts (b)	511	—	511	—
Total assets	$27,511	$27,000	$511	—

Liabilities
Long-term debt (c)	$1,874,444	$1,870,250	$4,194	—
Foreign exchange contracts (b)	47	—	47	—
Total liabilities	$1,874,491	$1,870,250	$4,241	—

(a)         Cash equivalents consist of highly liquid investments which have no maturity and are valued using unadjusted quoted market prices for such securities. The Company may from time to time invest in securities with maturities of three months or less (consisting primarily of investment-grade corporate and government bonds), with the primary investment objective of minimizing the potential risk of loss of principal.

(b)         Foreign exchange contracts (including foreign currency forwards and options) are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and reasonable estimates, such as market foreign currency exchange rates. Please see Note 10 for more information about the Company’s foreign exchange contracts.

(c)          Long-term debt (including current maturities and borrowings under the ABL facility, if any) is carried in the Company’s consolidated financial statements at amortized cost of $1,811.0 million at December 31, 2014 and $1,811.6 million at September 30, 2014. The Company’s senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 9 for more information about the Company’s debt.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

5.   Accumulated Stockholders’ Equity (Deficit)

In August 2014, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over a period of approximately three years (the “2014 Share Repurchase Program”). The 2014 Share Repurchase Program expires on September 30, 2017.

During the three months ended December 31, 2014, the Company repurchased and subsequently retired approximately 0.2 million shares of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $7.3 million. In addition, during the three months ended December 31, 2013, the Company repurchased and subsequently retired approximately 2.4 million shares of its common stock under the 2013 Share Repurchase Program (a share repurchase program approved by our Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at an aggregate cost of $66.2 million. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. As required by GAAP, the Company recorded any amounts paid to repurchase shares in excess of the balance of additional paid-in capital in accumulated deficit.

At December 31, 2014 and September 30, 2014, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $45.8 million and $28.5 million, respectively, net of income taxes of $2.3 million at both dates. Comprehensive income (loss) reflects changes in accumulated stockholders’ equity (deficit) from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company’s only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

6.  Earnings Per Share

Basic earnings per share, is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2014	2013
Net earnings	$54,909	$57,995
Weighted average basic shares	156,104	163,603
Dilutive securities:
Stock option and stock award programs	2,441	4,152
Weighted average diluted shares	158,545	167,755
Earnings per share:
Basic	$0.35	$0.35
Diluted	$0.35	$0.35

At December 31, 2014 and 2013, options to purchase 1,259,204 shares and 1,462,543 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period.

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

The Company granted approximately 1.1 million and 1.5 million stock options and approximately 214,000 and 25,000 restricted share awards to its employees and consultants during the three months ended December 31, 2014 and 2013, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $4.8 million and $5.3 million in the three months ended December 31, 2014 and 2013, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the “2010 Plan”). In addition, the Company granted approximately 20,000 and 27,000 restricted stock units to its non-employee directors during the three months ended December 31, 2014 and 2013, respectively.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended December 31,
	2014	2013
Share-based compensation expense	$7,760	$8,522
Income tax benefit related to share-based compensation expense	$2,918	$3,181

Stock Option Awards

Each option has an exercise price equal to the closing market price of the Company’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are generally subject to forfeiture until the vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan and certain predecessor share-based compensation plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan.

The following table presents a summary of the activity for the Company’s stock option awards for the three months ended December 31, 2014:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2014	8,983	$15.93	6.2	$102,751
Granted	1,132	29.20
Exercised	(3,265)	11.38
Forfeited or expired	(33)	22.64
Outstanding at December 31, 2014	6,817	$20.28	7.1	$71,282

Exercisable at December 31, 2014	3,405	$14.78	5.5	$54,366

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes additional information about stock options outstanding under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2014 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2014 (in Thousands)	Weighted Average Exercise Price
$2.00 — 19.99	3,026	5.0	$12.79	2,617	$11.78
$20.00 — 29.20	3,791	8.7	26.27	788	24.70
Total	6,817	7.1	$20.28	3,405	$14.78

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

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Three months ended December 31,
	2014	2013
Expected life (in years)	5.0	5.0
Expected volatility for the Company’s stock	31.0%	48.4%
Risk-free interest rate	1.6%	1.3%
Dividend yield	0.0%	0.0%

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

The weighted average fair value at the date of grant of the stock options issued by the Company in the three months ended December 31, 2014 and 2013 was $8.77 and $11.32 per option, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2014 was $61.5 million. The cash proceeds from these option exercises were $37.2 million and the tax benefit realized from these option exercises was $23.4 million.

At December 31, 2014, unrecognized compensation costs related to unvested stock option awards are approximately $18.0 million and are expected to be recognized over the weighted average period of 2.6 years.

Stock Awards

Restricted Stock Awards

The Company from time to time grants restricted stock awards to employees and consultants under the 2010 Plan. A restricted stock award is an award of shares of the Company’s common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer) the restrictions over which lapse ratably over a specified period of time (generally four to five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions of the 2010 Plan.

The fair value of the Company’s restricted stock awards is expensed on a straight-line basis over the period (generally four to five years) in which the restrictions on these stock awards lapse (“vesting”) or over the period ending on the date a participant becomes eligible for retirement, if earlier. For these purposes, the fair value of the restricted stock award is determined based on the closing market price of the Company’s common stock on the date of grant.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s restricted stock awards for the three months ended December 31, 2014:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2014	436	$22.42	3.4
Granted	214	29.20
Vested	(83)	14.30
Forfeited	—	—
Unvested at December 31, 2014	567	$26.16	3.2

At December 31, 2014, unrecognized compensation costs related to unvested restricted stock awards are approximately $6.8 million and are expected to be recognized over the weighted average period of 3.2 years.

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

The following table presents a summary of the activity for the Company’s RSUs for the three months ended December 31, 2014:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2014	—	$—	—
Granted	20	29.20
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2014	20	$29.20	0.8

At December 31, 2014, unrecognized compensation costs related to unvested RSUs are approximately $0.5 million and are expected to be recognized over the weighted average period of 0.8 years.

8.   Commitments and Contingencies

In the fiscal year ended September 30, 2014, the Company disclosed that it had experienced a data security incident. The costs that the Company has incurred to date in connection with the data security incident primarily include professional advisory and legal costs. For the three months ended December 31, 2014, selling, general and administrative expenses reflect a charge of $0.2 million, consisting primarily of these costs relating to the data security incident.

The Company may incur additional costs and expenses related to the data security incident in the future. These costs may also result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims. As of December 31, 2014, while the scope of these additional costs, or a range thereof, cannot be reasonably estimated we do not anticipate these additional costs or liabilities would have a material adverse impact on our business, financial condition and operating results.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

9.   Short-term Borrowings and Long-term Debt

Details of long-term debt as of December 31, 2014 are as follows (dollars in thousands):

	Amount	Interest Rates
ABL facility	$—	(i) Prime plus (0.50% to 0.75%) or;
		(ii) LIBOR(a) plus (1.50% to 1.75%)
Senior notes due Nov. 2019	750,000	6.875%
Senior notes due Jun. 2022(b)	857,213	5.750%(b)
Senior notes due Nov. 2023	200,000	5.500%
Other, due Jun. 2015(c)	51	5.790%
Total	$1,807,264

Capital leases and other	3,728
Less: current portion	888
Total long-term debt	$1,810,104

(a)         London Interbank Offered Rate (“LIBOR”).

(b)         Amounts include unamortized premium of $7.2 million related to notes with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

(c)          Represents pre-acquisition debt of Sinelco Group BVBA (“Sinelco”).

In November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings LLC, which we refer to as “Sally Investment” and “Sally Holdings,” respectively) incurred $1,850.0 million of indebtedness in connection with the Company’s separation from its former parent, The Alberto-Culver Company, which we refer to as “Alberto-Culver.” Please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for additional information about the Company’s separation from Alberto-Culver.

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

At December 31, 2014, the Company had $478.1 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility), together with general intangibles and certain other personal property of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) relating to the accounts and inventory, as well as deposit accounts of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

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

Maturities of the Company’s long-term debt are as follows as of December 31, 2014 (in thousands):

Twelve months ending December 31:
2015	$51
2016-2018	—
2019	750,000
Thereafter	1,057,213
$1,807,264
Capital lease obligations	3,728
Less: current portion	888
Total	$1,810,104

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At December 31, 2014, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At December 31, 2014, the Company’s Consolidated Coverage Ratio was approximately 5.5 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At December 31, 2014, the Company’s Consolidated Total Leverage Ratio was approximately 2.8 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of December 31, 2014, the Consolidated Fixed Charge Coverage Ratio was approximately 3.4 to 1.0.

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

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of December 31, 2014, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At December 31, 2014, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivative instruments in connection therewith.

As of December 31, 2014, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

The Company may use from time to time derivative instruments designated as hedges to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate. The Company did not purchase or hold any such derivatives at December 31, 2014.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting, to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its international subsidiaries’ purchases of merchandise from third-party suppliers. These subsidiaries currently have a functional currency other than the U.S. dollar - their functional currency is either the British pound sterling or the Euro. As such, at December 31, 2014, we hold: (a) foreign currency forwards which enable us to sell approximately £4.9 million ($7.6 million, at the December 31, 2014 exchange rate) at the weighted average contractual exchange rate of 1.6268 and (b) foreign currency forwards which enable us to sell approximately €8.8 million ($10.6 million, at the December 31, 2014 exchange rate) at the weighted average contractual exchange rate of 1.2908. These foreign currency forwards expire ratably through September 21, 2015.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at December 31, 2014, we hold: (a) a foreign currency forward which enables us to sell approximately €18.1 million ($21.9 million, at the December 31, 2014 exchange rate) at the contractual exchange rate of 1.2183, (b) a foreign currency forward which enables us to sell approximately $5.2 million Canadian dollars ($4.5 million, at the December 31, 2014 exchange rate) at the contractual exchange rate of 1.1621, (c) a foreign currency forward which enables us to buy approximately $15.6 million Canadian dollars ($13.4 million, at the December 31, 2014 exchange rate) at the contractual exchange rate of 1.1664, (d) a foreign currency forward which enables us to sell approximately 30.7 million Mexican pesos ($2.1 million, at the December 31, 2014 exchange rate) at the contractual exchange rate of 14.7790 and (e) a foreign currency forward which enables us to buy approximately £1.1 million ($1.8 million, at the December 31, 2014 exchange rate) at the contractual exchange rate of 1.5511. All the foreign currency forwards discussed in this paragraph expire on or before March 31, 2015.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In addition, the Company uses foreign exchange contracts including, at December 31, 2014, foreign currency forwards with an aggregate notional amount of £2.3 million ($3.5 million, at the December 31, 2014 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.7984 and expire ratably through September 30, 2015.

At December 31, 2014, all of the Company’s foreign exchange contracts are with a single counterparty. The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the three months ended December 31, 2014 and 2013, selling, general and administrative expenses include net gains of $1.5 million and net losses of $0.9 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheet as of December 31, 2014 and September 30, 2014 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	December 31, 2014	September 30, 2014	Classification	December 31, 2014	September 30, 2014
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1,284	$511	Accrued liabilities	$3	$47
		$1,284	$511		$3	$47

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the three months ended December 31, 2014 and 2013 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Three Months Ended December 31,
Hedging Instruments	Income	2014	2013
Foreign exchange contracts	Selling, general and administrative expenses	$1,504	$(858)

Credit-risk-related Contingent Features

At December 31, 2014, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was less than $0.1 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The counterparty to our derivative instruments is deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by the counterparty. The financial crisis that has affected the banking systems and financial markets in recent years resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity which could expose us to an increased level of counterparty credit risk. In the event that the counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

11.   Business Segments

The Company’s business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores which offers professional beauty supplies to both salon professionals and retail customers primarily in North America, Puerto Rico, and parts of Europe and South America and (ii) BSG, including its franchise-based business Armstrong McCall, a full service beauty supply distributor which offers professional brands of beauty products directly to salons and salon professionals through its own sales force and professional-only stores (including franchise stores) in partially exclusive geographical territories in North America, Puerto Rico and parts of Europe.

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Sales between segments, which were eliminated in consolidation, were not material during the three months ended December 31, 2014 and 2013.

Segment data for the three months ended December 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended December 31,
	2014	2013
Net sales:
Sally Beauty Supply	$586,519	$573,355
BSG	377,949	367,109
Total	$964,468	$940,464
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$101,179	$103,543
BSG	56,589	54,834
Segment operating profit	157,768	158,377
Unallocated expenses (a)	(33,772)	(28,062)
Share-based compensation expense	(7,760)	(8,522)
Interest expense	(29,241)	(28,489)
Earnings before provision for income taxes	$86,995	$93,304

(a)       Unallocated expenses consist of corporate and shared costs.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

12.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2014 and September 30, 2014, and the related condensed consolidating statements of earnings, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the three months ended December 31, 2014 and 2013: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the guarantor subsidiaries have not been provided as management believes the following information is sufficient, as guarantor subsidiaries are 100% indirectly owned by the Parent and all guarantees are full and unconditional. Additionally, the accounts, inventory, credit card receivables, deposit accounts, certain intercompany notes and certain other personal property of the guarantor subsidiaries relating to the inventory and accounts are pledged under the ABL facility and consequently may not be available to satisfy the claims of general creditors.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$107,501	$40,440	$42,740	$—	$190,681
Trade and other accounts receivable, less allowance for doubtful accounts	—	—	58,231	29,420	—	87,651
Due from affiliates	—	—	1,540,318	447	(1,540,765)	—
Inventory	—	—	641,006	196,816	—	837,822
Other current assets	5,448	1,251	13,115	16,054	—	35,868
Deferred income tax assets, net	(213)	1	30,527	1,431	—	31,746
Property and equipment, net	1	—	158,962	77,715	—	236,678
Investment in subsidiaries	510,580	2,892,899	380,787	—	(3,784,266)	—
Goodwill and other intangible assets, net	—	—	472,901	168,100	—	641,001
Other assets	—	27,751	1,610	6,226	—	35,587
Total assets	$515,816	$3,029,403	$3,337,897	$538,949	$(5,325,031)	$2,097,034

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$6	$—	$207,454	$57,313	$—	$264,773
Due to affiliates	772,232	697,914	447	70,172	(1,540,765)	—
Accrued liabilities	559	12,876	122,182	25,013	—	160,630
Income taxes payable	—	1,120	1	2,603	—	3,724
Long-term debt	—	1,807,213	223	3,556	—	1,810,992
Other liabilities	—	—	26,069	2,834	—	28,903
Deferred income tax liabilities, net	(1,425)	(300)	88,622	(3,329)	—	83,568
Total liabilities	771,372	2,518,823	444,998	158,162	(1,540,765)	2,352,590
Total stockholders’ (deficit) equity	(255,556)	510,580	2,892,899	380,787	(3,784,266)	(255,556)
Total liabilities and stockholders’ (deficit) equity	$515,816	$3,029,403	$3,337,897	$538,949	$(5,325,031)	$2,097,034

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$27,000	$40,042	$39,533	$—	$106,575
Trade and other accounts receivable, less allowance for doubtful accounts	2	—	63,009	35,489	—	98,500
Due from affiliates	—	—	1,464,752	27	(1,464,779)	—
Inventory	—	—	631,786	196,643	—	828,429
Other current assets	7,935	452	15,016	15,592	—	38,995
Deferred income tax assets, net	(213)	1	30,527	1,335	—	31,650
Property and equipment, net	1	—	158,402	79,708	—	238,111
Investment in subsidiaries	471,320	2,835,722	392,270	—	(3,699,312)	—
Goodwill and other intangible assets, net	—	—	476,113	174,972	—	651,085
Other assets	—	28,931	1,625	6,072	—	36,628
Total assets	$479,045	$2,892,106	$3,273,542	$549,371	$(5,164,091)	$2,029,973

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$—	$—	$202,743	$56,720	$—	$259,463
Due to affiliates	826,819	571,847	27	66,086	(1,464,779)	—
Accrued liabilities	691	40,751	129,791	27,536	—	198,769
Income taxes payable	—	1,051	1	3,279	—	4,331
Long-term debt	—	1,807,447	267	3,927	—	1,811,641
Other liabilities	—	—	25,020	2,828	—	27,848
Deferred income tax liabilities, net	(1,412)	(310)	79,971	(3,275)	—	74,974
Total liabilities	826,098	2,420,786	437,820	157,101	(1,464,779)	2,377,026
Total stockholders’ (deficit) equity	(347,053)	471,320	2,835,722	392,270	(3,699,312)	(347,053)
Total liabilities and stockholders’ (deficit) equity	$479,045	$2,892,106	$3,273,542	$549,371	$(5,164,091)	$2,029,973

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended December 31, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$767,923	$196,545	$—	$964,468
Related party sales	—	—	767	—	(767)	—
Cost of products sold and distribution expenses	—	—	386,816	104,650	(767)	490,699
Gross profit	—	—	381,874	91,895	—	473,769
Selling, general and administrative expenses	2,376	104	257,786	76,688	—	336,954
Depreciation and amortization	—	—	14,854	5,725	—	20,579
Operating earnings (loss)	(2,376)	(104)	109,234	9,482	—	116,236
Interest expense	—	29,193	2	46	—	29,241
Earnings (loss) before provision for income taxes	(2,376)	(29,297)	109,232	9,436	—	86,995
Provision (benefit) for income taxes	(724)	(11,379)	40,872	3,317	—	32,086
Equity in earnings of subsidiaries, net of tax	56,561	74,479	6,119	—	(137,159)	—
Net earnings	54,909	56,561	74,479	6,119	(137,159)	54,909

Other comprehensive income (loss), net of tax	—	—	—	(17,301)	—	(17,301)
Total comprehensive income (loss)	$54,909	$56,561	$74,479	$(11,182)	$(137,159)	$37,608

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended December 31, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$743,276	$197,188	$—	$940,464
Related party sales	—	—	803	—	(803)	—
Cost of products sold and distribution expenses	—	—	374,681	106,060	(803)	479,938
Gross profit	—	—	369,398	91,128	—	460,526
Selling, general and administrative expenses	2,463	112	241,881	75,022	—	319,478
Depreciation and amortization	—	—	13,870	5,385	—	19,255
Operating earnings (loss)	(2,463)	(112)	113,647	10,721	—	121,793
Interest expense	—	28,425	1	63	—	28,489
Earnings (loss) before provision for income taxes	(2,463)	(28,537)	113,646	10,658	—	93,304
Provision (benefit) for income taxes	(932)	(11,080)	43,980	3,341	—	35,309
Equity in earnings of subsidiaries, net of tax	59,526	76,983	7,317	—	(143,826)	—
Net earnings	57,995	59,526	76,983	7,317	(143,826)	57,995

Other comprehensive income, net of tax	—	—	—	2,567	—	2,567
Total comprehensive income	$57,995	$59,526	$76,983	$9,884	$(143,826)	$60,562

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended December 31, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash (used) provided by operating activities	$(46,946)	$80,501	$12,356	$11,125	$—	$57,036
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(11,915)	(6,885)	—	(18,800)
Net cash used by investing activities	—	—	(11,915)	(6,885)	—	(18,800)
Cash Flows from Financing Activities:
Repayments of long-term debt	—	—	(43)	(215)	—	(258)
Repurchases of common stock	(7,253)	—	—	—	—	(7,253)
Proceeds from exercises of stock options	37,156	—	—	—	—	37,156
Excess tax benefit from share-based compensation	17,043	—	—	—	—	17,043
Net cash provided (used) by financing activities	46,946	—	(43)	(215)	—	46,688
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(818)	—	(818)
Net increase in cash and cash equivalents	—	80,501	398	3,207	—	84,106
Cash and cash equivalents, beginning of period	—	27,000	40,042	39,533	—	106,575
Cash and cash equivalents, end of period	$—	$107,501	$40,440	$42,740	$—	$190,681

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2013

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$55,879	$(41,111)	$34,374	$10,962	$—	$60,104
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(7,766)	(5,609)	—	(13,375)
Net cash used by investing activities	—	—	(7,766)	(5,609)	—	(13,375)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	232,500	219	—	—	232,719
Repayments of long-term debt	—	(108,500)	(39)	(486)	—	(109,025)
Debt issuance costs	—	(3,888)	—	—	—	(3,888)
Repurchases of common stock	(66,183)	—	—	—	—	(66,183)
Proceeds from exercises of stock options	7,319	—	—	—	—	7,319
Excess tax benefit from share-based compensation	2,985	—	—	—	—	2,985
Net cash (used) provided by financing activities	(55,879)	120,112	180	(486)	—	63,927
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	153	—	153
Net increase in cash and cash equivalents	—	79,001	26,788	5,020	—	110,809
Cash and cash equivalents, beginning of period	—	—	16,337	30,778	—	47,115
Cash and cash equivalents, end of period	$—	$79,001	$43,125	$35,798	$—	$157,924

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty and its consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as well as the Risk Factors section contained in that Annual Report and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Three months ended December 31, 2014:

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased 2.3% for the three months ended December 31, 2014, compared to the three months ended December 31, 2013;

•                  Our consolidated net sales for the three months ended December 31, 2014, increased by $24.0 million, or 2.6%, to $964.5 million compared to $940.5 million for the three months ended December 31, 2013;

•                  Our consolidated gross profit for the three months ended December 31, 2014, increased by $13.2 million, or 2.9%, to $473.8 million compared to $460.5 million for the three months ended December 31, 2013. As a percentage of net sales, gross profit was 49.1% for the three months ended December 31, 2014, compared to 49.0% for the three months ended December 31, 2013;

•                  Our consolidated operating earnings for the three months ended December 31, 2014, decreased by $5.6 million, or 4.6%, to $116.2 million compared to $121.8 million for the three months ended December 31, 2013. As a percentage of net sales, operating earnings decreased by 90 basis points to 12.1% for the three months ended December 31, 2014, compared to 13.0% for the three months ended December 31, 2013;

•                  Our consolidated net earnings decreased by $3.1 million, or 5.3%, to $54.9 million for the three months ended December 31, 2014, compared to $58.0 million for the three months ended December 31, 2013. As a percentage of net sales, net earnings decreased by 50 basis points to 5.7% for the three months ended December 31, 2014, compared to 6.2% for the three months ended December 31, 2013;

•                  Cash provided by operations was $57.0 million for the three months ended December 31, 2014, compared to $60.1 million for the three months ended December 31, 2013; and

•                  During the three months ended December 31, 2014, we repurchased and subsequently retired approximately 0.2 million shares of our common stock under the share repurchase program approved by our Board of Directors in August 2014, at an aggregate cost of approximately $7.3 million.

Overview

Description of Business

As of December 31, 2014, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. As of December 31, 2014, through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,695 company-operated stores and supplied 185 franchised stores primarily in North America and selected South American and European countries. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the three months ended December 31, 2014, our consolidated net sales and operating earnings were $964.5 million and $116.2 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of December 31, 2014, Sally Beauty Supply operated 3,586 company-operated retail stores, 2,820 of which are located in the U.S., with the remaining 766 company-operated stores located in Canada, Mexico, Chile, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 19 franchised stores located in the United Kingdom and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 stock keeping units, or SKUs, of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands, such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. In addition, the Company’s website (www.sallybeauty.com) and other e-commerce platforms provide access to product offerings and information beyond our retail stores. For the three months ended December 31, 2014, Sally Beauty Supply’s net sales and segment operating profit were $586.5 million and $101.2 million, representing 61% and 64%, respectively, of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of December 31, 2014, BSG had 1,109 company-operated stores, supplied 166 franchised stores and had a sales force of approximately 967 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., and in Canada, Puerto Rico, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of beauty products featuring an average of 9,000 SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon industry. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. BSG is also the exclusive source for certain well-known third-party branded products pursuant to exclusive distribution agreements with certain suppliers within specified geographic territories. In addition, we offer our BSG products for sale to salons and salon professionals through the Company’s websites (www.cosmoprofbeauty.com, www.cosmoprofequipment.com, www.loxabeauty.com and www.ebobdirect.com). For the three months ended December 31, 2014, BSG’s net sales and segment operating profit were $377.9 million and $56.6 million, representing 39% and 36%, respectively, of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses.

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

•             Increasing use of exclusive-label products. We offer an extensive range of exclusive-label professional beauty products, predominantly in our Sally Beauty Supply segment. As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products and, accordingly, we believe that growth in our sales of these products will likely enhance our overall gross margins. Please see “Risk Factors — We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

•             Favorable demographic and consumer trends. We expect the aging baby-boomer population to drive future growth in professional beauty supply sales, including through an increase in the usage of hair color and hair loss products. Additionally, continuously changing fashion-related trends that drive new hair styles are expected to result in continued demand for hair styling products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. Our continued success depends largely on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives in an effort to expand our market reach or to respond to changing consumer preferences. If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer. Please see “Risk Factors — We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

•             International growth strategies. A key element of our growth strategy depends on our ability to capitalize on international growth opportunities and to grow our current level of non-U.S. operations. For example, during the fiscal year ended September 30, 2014, our number of international company-operated stores increased from 789 stores to 850 stores. In addition, we have completed a number of international acquisitions over the past five years that increased our European and South American footprint. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth opportunities. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth opportunities may be affected by business, legal, regulatory and economic risks.  Please see “Risk Factors — We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions,” “If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations” and “Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

•             Continuing consolidation. There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including the evaluation of opportunities to shift business from competing distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint and that we are well positioned to capitalize on this trend as well as participate in the ongoing consolidation at the distributor/retail level. However, changes often occur in our relationships with suppliers that may materially affect the net sales and operating earnings of our business segments. Consolidation among suppliers could exacerbate the effects of these relationship changes and could increase pricing pressures. For example, if L’Oreal or any of our other suppliers acquired other distributors or suppliers that conduct significant business with BSG, we could lose related revenue. There can be no assurance that BSG will not lose revenue over time (including within its franchise-based business) due to potential losses of product lines as well as from the increased competition from distribution networks affiliated with any of our suppliers. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” and “We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

•             Relationships with suppliers.  Sally Beauty Supply and BSG, and their respective suppliers are dependent on each other for the distribution of beauty products. We do not manufacture any of the products we sell and purchase these products from a limited number of manufacturers. As is typical in distribution businesses (particularly in our industry), these relationships are subject to change from time to time (which often results in the expansion or loss of distribution rights, including exclusive rights, in various geographies and the addition or loss of product lines). Since we purchase products from many of those manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days’ notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, we do not have contractual assurances of continued supply, pricing or access to new products and vendors may change the terms upon which they sell. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with current and prospective suppliers or by acquisitions of existing distributors. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see “Risk Factors — We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

•             High level of competition. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, mass merchandisers, on-line retailers, drug stores and supermarkets, as well as salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large-format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

•             Economic conditions. We appeal to a wide demographic consumer profile and offer an extensive selection of professional beauty products sold directly to retail consumers, and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate. However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see “Risk Factors — The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

•             Controlling expenses. An important aspect of our business is our ability to control costs by right-sizing and maximizing the efficiency of our business. Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

•             Opening new stores. Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas and, more specifically, in international geographies as international growth becomes an increasing driver of our future growth. While the capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, vary from geography to geography, such capital requirements have historically been relatively low in the U.S. and Canada. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our business, financial condition or results of operations.  Please see “Risk Factors — If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

•             Changes to our information technology systems. As our operations grow in both size and scope and as cyber-attacks and security intrusions involving retailers have become more frequent, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of those systems and infrastructure. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” and “Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Share Repurchase Programs

In August 2014, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over a period of approximately three years (the “2014 Share Repurchase Program”). The 2014 Share Repurchase Program expires on September 30, 2017.

During the three months ended December 31, 2014, the Company repurchased and subsequently retired approximately 0.2 million shares of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $7.3 million, which we funded with existing cash balances and cash from operations. In addition, during the three months ended December 31, 2013, the Company repurchased and subsequently retired approximately 2.4 million shares of its common stock under the 2013 Share Repurchase Program (a share repurchase program approved by our Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at an aggregate cost of $66.2 million. We funded these share repurchases with existing cash balances, cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our October 2013 debt issuance. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. As required by GAAP, we recorded any amounts paid to repurchase shares in excess of the balance of additional paid-in capital in accumulated deficit. As of December 31, 2014, we had approximately $992.7 million of additional share repurchase authorization remaining under such program. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II — Other Information, of this Quarterly Report for additional information about the Company’s share repurchases.

Data Security Incident

In the fiscal year ended September 30, 2014, the Company disclosed that it had experienced a data security incident. The costs that we have incurred to date in connection with the data security incident primarily include professional advisory and legal costs relating to our investigation of the data security incident. We may incur additional costs and expenses related to the data security incident in the future. These costs may result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims. At this time, while we are unable to determine the probability of or to reasonably estimate the exact extent of these potential liabilities or a range thereof, we do not anticipate that any of these additional costs or liabilities would have a material adverse impact on our business, financial condition and operating results. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems,” “Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results” and “We experienced a data security incident and are not yet able to determine the full extent or scope of the potential liabilities relating to this data security incident” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its international subsidiaries’ purchases of merchandise from third-party suppliers. These subsidiaries currently have a functional currency other than the U.S. dollar - their functional currency is either the British pound sterling or the Euro. As such, at December 31, 2014, we hold: (a) foreign currency forwards which enable us to sell approximately £4.9 million ($7.6 million, at the December 31, 2014 exchange rate) at the weighted average contractual exchange rate of 1.6268 and (b) foreign currency forwards which enable us to sell approximately €8.8 million ($10.6 million, at the December 31, 2014 exchange rate) at the weighted average contractual exchange rate of 1.2908. These foreign currency forwards expire ratably through September 21, 2015.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at December 31, 2014, we hold: (a) a foreign currency forward which enables us to sell approximately €18.1 million ($21.9 million, at the December 31, 2014 exchange rate) at the contractual exchange rate of 1.2183, (b) a foreign currency forward which enables us to sell approximately $5.2 million Canadian dollars ($4.5 million, at the December 31, 2014 exchange rate) at the contractual exchange rate of 1.1621, (c) a foreign currency forward which enables us to buy approximately $15.6 million Canadian dollars ($13.4 million, at the December 31, 2014 exchange rate) at the contractual exchange rate of 1.1664, (d) a foreign currency forward which enables us to sell approximately 30.7 million Mexican pesos ($2.1 million, at the December 31, 2014 exchange rate) at the contractual exchange rate of 14.7790 and (e) a foreign currency forward which enables us to buy approximately £1.1 million ($1.8 million, at the December 31, 2014 exchange rate) at the contractual exchange rate of 1.5511. All the foreign currency forwards discussed in this paragraph expire on or before March 31, 2015.

In addition, the Company uses foreign exchange contracts including, at December 31, 2014, foreign currency forwards with an aggregate notional amount of £2.3 million ($3.5 million, at the December 31, 2014 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.7984 and expire ratably through September 30, 2015.

At December 31, 2014, all of the Company’s foreign exchange contracts are with a single counterparty. The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the three months ended December 31, 2014 and 2013, selling, general and administrative expenses include net gains of $1.5 million and net losses of $0.9 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk” contained in this Quarterly Report on Form 10-Q and Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for additional information about the Company’s foreign currency derivative instruments.

Share-Based Compensation Awards

The Company granted approximately 1.1 million and 1.5 million stock options and approximately 214,000 and 25,000 restricted share awards to its employees and consultants during the three months ended December 31, 2014 and 2013, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $4.8 million and $5.3 million in the three months ended December 31, 2014 and 2013, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan. In addition, the Company granted approximately 20,000 and 27,000 restricted stock units to its non-employee directors during the three months ended December 31, 2014 and 2013, respectively. For the three months ended December 31, 2014 and 2013, total share-based compensation costs charged against earnings were $7.8 million and $8.5 million, respectively.

Results of Operations

The following table shows the condensed results of operations of our business for the three months ended December 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	December 31,
	2014		2013
Net sales	$964,468	100.0%	$940,464	100.0%
Cost of products sold and distribution expenses	490,699	50.9%	479,938	51.0%
Gross profit	473,769	49.1%	460,526	49.0%
Total other operating costs and expenses	357,533	37.0%	338,733	36.0%
Operating earnings	116,236	12.1%	121,793	13.0%
Interest expense	29,241	3.1%	28,489	3.1%
Earnings before provision for income taxes	86,995	9.0%	93,304	9.9%
Provision for income taxes	32,086	3.3%	35,309	3.7%
Net earnings	$54,909	5.7%	$57,995	6.2%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2014	2013
Net sales:
Sally Beauty Supply	$586,519	$573,355
BSG	377,949	367,109
Consolidated	$964,468	$940,464
Gross profit	$473,769	$460,526
Gross profit margin	49.1%	49.0%
Selling, general and administrative expenses	$336,954	$319,478
Depreciation and amortization	$20,579	$19,255
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$101,179	$103,543
BSG	56,589	54,834
Segment operating profit	157,768	158,377
Unallocated expenses (a)	(33,772)	(28,062)
Share-based compensation expense	(7,760)	(8,522)
Operating earnings	116,236	121,793
Interest expense	(29,241)	(28,489)
Earnings before provision for income taxes	$86,995	$93,304
Segment operating profit margin:
Sally Beauty Supply	17.3%	18.1%
BSG	15.0%	14.9%
Consolidated operating profit margin	12.1%	13.0%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,605	3,444
BSG	1,275	1,249
Consolidated	4,880	4,693
Same store sales growth (b)
Sally Beauty Supply	1.6%	0.9%
BSG	3.9%	5.2%
Consolidated	2.3%	2.2%

(a)         Unallocated expenses consist of corporate and shared costs. Unallocated expenses are included in selling, general and administrative expenses in our consolidated statements of earnings.

(b)         For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Our same store sales are calculated in constant dollars and include internet-based sales (which are not separately material for each of the periods presented herein) and the effect of store expansions, if applicable, but do not generally include the sales from stores relocated until 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until 14 months after the acquisition.

The Three Months Ended December 31, 2014 compared to the Three Months Ended December 31, 2013

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Three Months Ended December 31,
	2014	2013	Increase
Net sales:
Sally Beauty Supply	$586,519	$573,355	$13,164	2.3%
BSG	377,949	367,109	10,840	3.0%
Consolidated net sales	$964,468	$940,464	$24,004	2.6%

Gross profit:
Sally Beauty Supply	$319,009	$311,288	$7,721	2.5%
BSG	154,760	149,238	5,522	3.7%
Consolidated gross profit	$473,769	$460,526	$13,243	2.9%

Gross profit margin:
Sally Beauty Supply	54.4%	54.3%	0.1%
BSG	40.9%	40.7%	0.2%
Consolidated gross profit margin	49.1%	49.0%	0.1%

Net Sales

Consolidated net sales increased by $24.0 million, or 2.6%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $27.8 million, or 3.0%, compared to the three months ended December 31, 2013. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses and distributor sales consultants, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $3.8 million, or 0.4%, compared to the three months ended December 31, 2013. Consolidated net sales for the three months ended December 31, 2014, are inclusive of a net negative impact from changes in foreign currency exchange rates of $12.0 million, including the impact of a stronger U.S. dollar in three months ended December 31, 2014.

For the three months ended December 31, 2014, consolidated net sales reflect a 2.3% same store sales growth rate compared to a 2.2% growth rate for the same stores for the three months ended December 31, 2013. For the three months ended December 31, 2014, our consolidated same store sales growth rate was positively impacted by improved customer traffic in our Sally Beauty Supply segment in the U.S.

The $24.0 million increase in consolidated net sales reflects increases in both unit volume (including increases in sales at existing stores and the incremental sales from 180 company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix).

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $13.2 million, or 2.3%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $13.6 million, or 2.4%. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a net decrease in sales of approximately $0.4 million, or 0.1%, compared to the three months ended December 31, 2013. Net sales for Sally Beauty Supply for the three months ended December 31, 2014, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $9.3 million.

For the three months ended December 31, 2014, the Sally Beauty Supply segment’s net sales reflect a 1.6% same store sales growth rate compared to a 0.9% growth rate for the three months ended December 31, 2013. For the three months ended December 31, 2014, the Sally Beauty Supply segment’s same store sales growth rate was positively impacted by improved customer traffic in the U.S. On the other hand, the segment’s same store sales growth rate for the three months ended December 31, 2013 was adversely affected by lower non-Beauty Club Card traffic in the U.S. and a difficult comparison against strong growth in the prior year in certain of the Sally Beauty Supply segment’s product categories (such as hair care, and skin and nail care).

The $13.2 million increase in the Sally Beauty Supply segment’s net sales reflects increases in both unit volume (including increases in sales at existing stores and the incremental sales from 163 company-operated stores opened during the last twelve months) and average unit prices (resulting from changes in product mix), including as a result of the introduction of certain third-party brands with higher average unit prices in the preceding 12 months.

Beauty Systems Group.  Net sales for BSG increased by $10.8 million, or 3.0%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $14.2 million, or 3.9%, compared to the three months ended December 31, 2013. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months, and sales through our distributor sales consultants) in the aggregate experienced a net decrease in sales of approximately $3.4 million, or 0.9%, compared to the three months ended December 31, 2013. Net sales for BSG for the three months ended December 31, 2014, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $2.8 million.

For the three months ended December 31, 2014, the BSG segment’s net sales reflect a 3.9% same store sales growth rate compared to a 5.2% growth rate for the three months ended December 31, 2013. BSG’s same store sales growth rate for the three months ended December 31, 2013 reflected the favorable impact of products lines introduced in the later part of the fiscal year ended September 30, 2013.

The $10.8 million increase in the BSG segment’s net sales is primarily the result of an increase in average unit prices (resulting from changes in product mix), including as a result of the introduction of certain third-party brands with higher average unit prices in the preceding 12 months.

Gross Profit

Consolidated gross profit increased by $13.2 million, or 2.9%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, principally due to higher sales volume and improved gross profit margins in both business segments, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, was 49.1% for the three months ended December 31, 2014, compared to 49.0% for the three months ended December 31, 2013. Consolidated gross profit is inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $5.9 million.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $7.7 million, or 2.5%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, principally as a result of higher sales volume and improved gross profit margins. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.4% for the three months ended December 31, 2014, compared to 54.3% for the three months ended December 31, 2013. This increase was primarily the result of a shift in product mix (to higher margin product) resulting from a shift in customer preferences.

Beauty Systems Group.  BSG’s gross profit increased by $5.5 million, or 3.7%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, principally as a result of higher sales volume and improved gross profit margins. BSG’s gross profit as a percentage of net sales increased to 40.9% for the three months ended December 31, 2014, compared to 40.7% for the three months ended December 31, 2013 primarily as a result of a shift in product mix (to higher margin product) resulting from a shift in customer preferences and sales channel mix (to higher margin store-based product sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $17.5 million, or 5.5%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. This increase was attributable in part to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and businesses acquired in the preceding 12 months (approximately 180 net additional company-operated stores added since December 31, 2013, which represents a 4.0% increase in the number of stores). In addition, the increase reflects higher expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $3.5 million), higher recruitment and compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $1.5 million), higher advertising expenses ($1.4 million), higher expenses related to on-going upgrades to our information technology systems (approximately $1.3 million), higher expenses principally associated with store remodels and relocations (approximately $0.9 million) in the Sally Beauty Supply segment, higher allowance for doubtful accounts receivable (approximately $0.6 million, predominately related to one BSG customer) and higher corporate expenses related to the data security incident and to ongoing data security upgrades (approximately $0.6 million). Selling, general and administrative expenses, as a percentage of net sales, increased to 34.9% for the three months ended December 31, 2014, compared to 34.0% for the three months ended December 31, 2013, mainly as a result of the expense increases mentioned earlier in this paragraph.

Depreciation and Amortization

Consolidated depreciation and amortization was $20.6 million for the three months ended December 31, 2014, compared to $19.3 million for the three months ended December 31, 2013. This increase reflects the incremental depreciation and amortization expenses associated with businesses acquired in the preceding 12 months and with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended December 31,
	2014	2013	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$101,179	$103,543	$(2,364)	(2.3)%
BSG	56,589	54,834	1,755	3.2%
Segment operating profit	157,768	158,377	(609)	(0.4)%
Unallocated expenses	(33,772)	(28,062)	5,710	20.3%
Share-based compensation expense	(7,760)	(8,522)	(762)	(8.9)%
Operating earnings	$116,236	$121,793	$(5,557)	(4.6)%

Consolidated operating earnings decreased by $5.6 million, or 4.6%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. The decrease in consolidated operating earnings reflects higher unallocated expenses and a decrease in the Sally Beauty Supply segment’s operating profit, partially offset by lower share-based compensation expense and an increase in the BSG segment’s operating profit, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased to 12.1% for the three months ended December 31, 2014, compared to 13.0% for the three months ended December 31, 2013. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, as further described below.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $2.4 million, or 2.3%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. The decrease in the Sally Beauty Supply segment’s operating earnings was primarily a result of the incremental costs related to 163 net additional company-operated stores (stores opened during the past twelve months, which represents a 4.8% increase in the number of stores) operating during the three months ended December 31, 2014, compared to the three months ended December 31, 2013, higher advertising expenses of $1.3 million, higher expenses principally associated with store remodels and relocations (approximately $0.9 million), higher expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $0.7 million) and higher recruitment and compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $0.4 million). These increases were partially offset by the increase in the Sally Beauty Supply segment’s sales volume and gross profit margin improvement described above. Segment operating earnings, as a percentage of net sales, decreased to 17.3% for the three months ended December 31, 2014, compared to 18.1% for the three months ended December 31, 2013. This decrease reflects higher operating expenses as a percentage of the segment’s net sales, mainly as a result of the expense increases mentioned earlier in this paragraph, partially offset by the improvement in the segment’s gross profit margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $1.8 million, or 3.2%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, primarily as a result of increased sales and improved gross profit margin. This increase was partially offset by the incremental costs related to 17 net additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended December 31, 2014, higher allowance for doubtful accounts receivable (approximately $0.6 million, predominately related to one customer), higher expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $0.3 million), higher expenses related primarily to upgrades to our BSG information technology systems (approximately $0.3 million) and investments in new business development (approximately $0.5 million) primarily related to our Loxa Beauty website. Segment operating earnings, as a percentage of net sales, increased to 15.0% for the three months ended December 31, 2014, compared to 14.9% for the three months ended December 31, 2013. This increase reflects the increase in the segment’s gross profit margin described above, partially offset by higher segment operating expenses as a percentage of the segment’s net sales, mainly as a result of the expense increases mentioned earlier in this paragraph.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $5.7 million, or 20.3%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. This increase was due primarily to higher expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $2.4 million), higher employee compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $1.1 million), higher corporate expenses related primarily to on-going upgrades to our information technology systems (approximately $0.9 million) and to the data security incident and ongoing data security upgrades (approximately $0.6 million).

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements decreased by $0.8 million to $7.8 million for the three months ended December 31, 2014, compared to $8.5 million for the three months ended December 31, 2013. This decrease was mainly due to lower aggregate fair value at the date of grant of the stock options issued during the three months ended December 31, 2014 and the impact of awards that became fully vested since December 31, 2013.

Interest Expense

Interest expense increased by $0.8 million to $29.2 million for the three months ended December 31, 2014, compared to $28.5 million for the three months ended December 31, 2013. The increase in interest expense was primarily due to the effect of higher principal balances on our debt outstanding during the three months ended December 31, 2014, including the senior notes due 2023 issued on October 29, 2013, partially offset by lower borrowings under our ABL facility compared to the three months ended December 31, 2013.

Provision for Income Taxes

The provision for income taxes was $32.1 million and $35.3 million, and the effective income tax rate was 36.9% and 37.8%, for the three months ended December 31, 2014 and 2013, respectively.

The annual effective tax rate for the full fiscal year 2015 is currently expected to be in the range of 37.5% to 38.5%, versus a comparable actual tax rate for the full fiscal year 2014 of 37.0%.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $3.1 million, or 5.3%, to $54.9 million for the three months ended December 31, 2014, compared to $58.0 million for the three months ended December 31, 2013. Net earnings, as a percentage of net sales, were 5.7% for the three months ended December 31, 2014, compared to 6.2% for the three months ended December 31, 2013.

Financial Condition

December 31, 2014 Compared to September 30, 2014

Working capital (current assets less current liabilities) increased by $113.1 million to $753.8 million at December 31, 2014, compared to $640.6 million at September 30, 2014. The ratio of current assets to current liabilities was 2.75 to 1.00 at December 31, 2014, compared to 2.38 to 1.00 at September 30, 2014. The increase in working capital reflects an increase of $79.6 million in current assets and a decrease of $33.5 million in current liabilities. The increase in current assets as of December 31, 2014, is principally due to an increase in cash and cash equivalents of $84.1 million (please see “Liquidity and Capital Resources” below for a description of our sources and uses of cash) and an increase of $9.4 million in inventory, partially offset by a decrease in trade accounts receivable and accounts receivable, other, in the aggregate, of $10.8 million. The decrease in current liabilities is principally due to a decrease of $38.1 million in accrued liabilities, partially offset by an increase of $5.3 million in accounts payable, as discussed below.

Trade accounts receivable and accounts receivable, other, in the aggregate, decreased by $10.8 million to $87.7 million at December 31, 2014, compared to $98.5 million at September 30, 2014 due primarily to the timing of collections from customers and vendors of balances outstanding and the impact of foreign currency translation adjustments. Inventory increased by $9.4 million to $837.8 million at December 31, 2014, compared to $828.4 million at September 30, 2014 due primarily to an increase in company-operated stores (approximately 48 net additional company-operated stores added since September 30, 2014), partially offset by the impact of foreign currency translation adjustments. Accounts payable increased by $5.3 million to $264.8 million at December 31, 2014, compared to $259.5 million at September 30, 2014 due primarily to the timing of payments to suppliers mainly in connection with purchases of merchandise inventory and capital expenditures. Accrued liabilities decreased by $38.1 million to $160.6 million at December 31, 2014, compared to $198.8 million at September 30, 2014, due primarily to the timing of payments of interest on our senior notes. Interest on the senior notes due 2019, 2022 and 2023 is payable semi-annually, during the Company’s first and third fiscal quarters.

Total stockholders’ deficit, for the three months ended December 31, 2014, decreased by $91.5 million primarily as a result of net earnings of $54.9 million, and share-based compensation expense, the impact of exercises of stock options and other share-based compensation activity, in the aggregate, of approximately $61.1 million, partially offset by our repurchase and subsequent retirement of approximately 0.2 million shares of our common stock for approximately $7.3 million and foreign currency translation adjustments, net of tax, of $17.3 million.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for additional information on our liquidity and capital resources.

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures and share repurchases. As a holding company, we depend on our subsidiaries, including Sally Holdings LLC (which we refer to as “Sally Holdings”), to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with relevant laws, and covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings’ ability to pay dividends to us. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.”

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

At December 31, 2014, cash and cash equivalents were $190.7 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, fund share repurchases and potential acquisitions and finance anticipated capital expenditures, including information technology upgrades, over the next twelve months.

However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales and operating improvements will be realized, or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. During the three months ended December 31, 2014, we did not borrow under the ABL facility and, as of December 31, 2014, there were no borrowings outstanding and Sally Holdings had $478.1 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

Share Repurchase Programs

In March 2013, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $700.0 million of our common stock (the “2013 Share Repurchase Program”). In addition, in August 2014, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over a period of approximately three years (the “2014 Share Repurchase Program”). In connection with the authorization of the 2014 Share Repurchase Program, the 2013 Share Repurchase Program was terminated. The 2014 Share Repurchase Program expires on September 30, 2017.

During the three months ended December 31, 2014, the Company repurchased and subsequently retired approximately 0.2 million shares of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $7.3 million, which we funded with existing cash balances and cash from operations. In addition, during the three months ended December 31, 2013, the Company repurchased and subsequently retired approximately 2.4 million shares of its common stock under the 2013 Share Repurchase Program at an aggregate cost of $66.2 million. We funded these share repurchases with existing cash balances, cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our October 2013 debt issuance. As of December 31, 2014, we had approximately $992.7 million of additional share repurchase authority remaining under such program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for acquisitions, capital expenditures, repayments of long-term debt and share repurchases. The following table shows our sources and uses of funds for the three months ended December 31, 2014 and 2013 (in thousands):

	Three months ended December 31,
	2014	2013
Net cash provided by operating activities	$57,036	$60,104
Net cash used by investing activities	(18,800)	(13,375)
Net cash provided by financing activities	46,688	63,927
Effect of foreign currency exchange rate changes on cash and cash equivalents	(818)	153
Net increase in cash and cash equivalents	$84,106	$110,809

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2014 decreased by $3.1 million to $57.0 million, compared to $60.1 million during the three months ended December 31, 2013 mainly due to lower net earnings ($3.1 million).

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2014 increased by $5.4 million to $18.8 million, compared to $13.4 million during the three months ended December 31, 2013. This increase reflects, in the Sally Beauty Supply segment, capital expenditures related to incremental store openings, and store remodels primarily U.S. in the three months ended December 31, 2014 without a comparable capital project in the three months ended December 31, 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $17.2 million to $46.7 million during the three months ended December 31, 2014, compared to $63.9 million during the three months ended December 31, 2013. This change was primarily due to a decrease in net borrowings under our long-term debt of $124.0 million, partially offset by a decrease in cash used to repurchase shares of our common stock of $58.9 million, an increase in proceeds from exercises of stock options and in excess tax benefits resulting from share-based compensation activity, in the aggregate, of $43.9 million, and the impact of debt issuance costs of $3.9 million paid in connection with issuance of the senior notes due 2023 in the three months ended December 31, 2013 with no comparable amount in the three months ended December 31, 2014.

Long-Term Debt

Outstanding Long-Term Debt

In November 2006, the Company, through its subsidiaries (Sally Investment and Sally Holdings) incurred $1,850.0 million of indebtedness in connection with the Company’s separation from its former parent, Alberto-Culver.

In the fiscal year ended September 30, 2011, Sally Holdings entered into a $400 million, five-year asset-based senior secured loan facility (the “ABL facility”). The availability of funds under the ABL facility, as amended in June 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. In July 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 2018 and improved certain other covenant terms. At December 31, 2014, the Company had $478.1 million available for borrowing under the ABL facility, including the Canadian sub-facility. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

In the fiscal year ended September 30, 2012, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both indirect wholly-owned subsidiaries of the Company, issued $750.0 million aggregate principal amount of their 6.875% Senior Notes due 2019 (the “senior notes due 2019”) and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the “senior notes due 2022”), including $150.0 million of the aggregate principal amount of the senior notes due 2022 issued at par plus a premium. Such premium is being amortized over the term of the senior notes due 2022 using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million (substantially all of which was incurred in 2006 in connection with our separation from Alberto-Culver) and for general corporate purposes.

On October 29, 2013, the Issuers issued $200.0 million aggregate principal amount of their 5.5% Senior Notes due 2023 (the “senior notes due 2023”) at par. The Company used the net proceeds from this debt issuance, approximately $196.3 million, to repay borrowings outstanding under the ABL facility of $88.5 million (which borrowings were primarily used to fund share repurchases) and for general corporate purposes, including share repurchases. In connection with the issuances of the senior notes due 2023, the Company incurred and capitalized financing costs of approximately $3.9 million. This amount is included in other assets on our consolidated balance sheets and is being amortized over the term of the senior notes due 2023 using the effective interest method.

Details of long-term debt (excluding capitalized leases) as of December 31, 2014 are as follows (dollars in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$—	July 2018	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR (a) plus (1.50% to 1.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022 (b)	857,213	June 2022	5.750%(b)
Senior notes due 2023	200,000	Nov. 2023	5.500%
Other (c)	51	June 2015	5.790%
Total	$1,807,264

(a)                       LIBOR means the London Interbank Offered Rate.

(b)                       Includes unamortized premium of $7.2 million related to notes with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

(c)                        Represents pre-acquisition debt of Sinelco Group BVBA.

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

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of December 31, 2014, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At December 31, 2014, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At December 31, 2014, the Company’s Consolidated Coverage Ratio was approximately 5.5 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At December 31, 2014, the Company’s Consolidated Total Leverage Ratio was approximately 2.8 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of December 31, 2014, the Consolidated Fixed Charge Coverage Ratio was approximately 3.4 to 1.0.

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

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Further, our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. Please see “Risk Factors—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Capital Requirements

During the three months ended December 31, 2014, capital expenditures were approximately $19.4 million, including amounts incurred but not paid at December 31, 2014. For fiscal year 2015, we anticipate total capital expenditures to be in the range of approximately $95.0 million to $100.0 million, excluding acquisitions. These capital expenditures will primarily fund the addition of new stores and remodeling, expansion or relocation of existing stores, as well as certain corporate projects in the ordinary course of our business, including ongoing technology upgrades.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2014.

Off-Balance Sheet Financing Arrangements

At December 31, 2014 and September 30, 2014, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $21.9 million and $22.0 million at December 31, 2014 and September 30, 2014, respectively.

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

Our critical accounting estimates, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, include but are not limited to the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, assessment of long-lived assets and intangible assets for impairment and share-based payments. There have been no material changes to our critical accounting estimates or assumptions since September 30, 2014.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America. For each of the fiscal years 2014, 2013 and 2012, approximately 19% of our consolidated net sales were made in currencies other than the U.S. dollar. For the three months ended December 31, 2014, consolidated net sales are inclusive of an approximately $12.0 million net negative impact from changes in foreign currency exchange rates and other comprehensive income (loss) reflects approximately $17.3 million in foreign currency translation adjustments, net of tax. For the three months ended December 31, 2014, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.9% in the three months ended December 31, 2014 and would have impacted our consolidated total assets by approximately 2.4% at December 31, 2014.

Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. As more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, the Company uses from time to time foreign exchange contracts to mitigate its remaining exposure to changes in foreign currency exchange rates. There have been no material changes to the aggregate notional amount of foreign exchange contracts held by the Company since September 30, 2014. At December 31, 2014, the aggregate net fair value of all foreign exchange contracts was $1.3 million, consisting of contracts in an asset position of approximately $1.3 million and contracts in a liability position of less than $0.1 million.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net gains of $1.5 million and net losses of $0.9 million for the three months ended December 31, 2014 and 2013, respectively, in connection with all of the Company’s foreign currency derivatives instruments, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At December 31, 2014, there were no borrowings outstanding under the ABL facility and the Company held no interest rate swap or similar derivative instruments.

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

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at December 31, 2014.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2014, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in those reports and herein are not the only risks facing our company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended December 31, 2014:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2014	—	$—	—	$1,000,000,000
November 1 through November 30, 2014	242,570	29.90	242,570	992,747,045
December 1 through December 31, 2014	—	—	—	992,747,045
Total this quarter	242,570	$29.90	242,570	$992,747,045

(1)         The table above does not include 28,254 shares of the Company’s common stock surrendered by grantees during the three months ended December 31, 2014 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

(2)          In August 2014, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock over the period from August 20, 2014 to September 30, 2017 (the ‘‘2014 Share Repurchase Program’’). The 2014 Share Repurchase Program expires on September 30, 2017.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Christian A. Brickman*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Mark J. Flaherty*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date:	February 5, 2015

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer