Form 10-Q
period 2015-03-31
Sally Beauty Holdings, Inc.
filed 2015-05-05
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2015

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

As of April 29, 2015, there were 157,678,394 shares of the issuer’s common stock outstanding.

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

•             the ultimate determination of the extent or scope of the potential liabilities relating to our 2014 data security incident;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of March 31, 2015 and September 30, 2014, the consolidated statements of earnings and consolidated statements of comprehensive income for the three and six months ended March 31, 2015 and 2014 and the consolidated statements of cash flows for the six months ended March 31, 2015 and 2014 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net sales	$937,755	$919,471	$1,902,222	$1,859,935
Cost of products sold and distribution expenses	470,303	463,075	961,001	943,013
Gross profit	467,452	456,396	941,221	916,922
Selling, general and administrative expenses	317,456	312,813	654,410	632,291
Depreciation and amortization	20,989	19,495	41,567	38,750
Operating earnings	129,007	124,088	245,244	245,881
Interest expense	29,228	29,258	58,469	57,747
Earnings before provision for income taxes	99,779	94,830	186,775	188,134
Provision for income taxes	38,244	36,338	70,331	71,647
Net earnings	$61,535	$58,492	$116,444	$116,487

Earnings per share:
Basic	$0.39	$0.36	$0.74	$0.71
Diluted	$0.39	$0.35	$0.73	$0.70

Weighted average shares:
Basic	157,504	162,535	156,797	163,075
Diluted	159,620	166,140	158,845	166,637

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net earnings	$61,535	$58,492	$116,444	$116,487
Other comprehensive loss:
Foreign currency translation adjustments	(29,858)	(2,715)	(47,159)	(148)
Total other comprehensive loss, before tax	(29,858)	(2,715)	(47,159)	(148)
Income taxes related to other comprehensive income	—	—	—	—
Other comprehensive loss, net of tax	(29,858)	(2,715)	(47,159)	(148)
Total comprehensive income	$31,677	$55,777	$69,285	$116,339

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31, 2015	September 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$246,027	$106,575
Trade accounts receivable, less allowance for doubtful accounts of $1,436 at March 31, 2015 and $1,752 at September 30, 2014	46,064	51,797
Accounts receivable, other	35,261	46,703
Inventory	838,117	828,429
Other current assets	44,163	38,995
Deferred income tax assets, net	31,771	31,650
Total current assets	1,241,403	1,104,149
Property and equipment, net of accumulated depreciation and amortization of $426,957 at March 31, 2015 and $413,208 at September 30, 2014	233,761	238,111
Goodwill	521,810	536,341
Intangible assets, excluding goodwill, net of accumulated amortization of $90,470 at March 31, 2015 and $86,320 at September 30, 2014	104,208	114,744
Other assets	33,671	36,628
Total assets	$2,134,853	$2,029,973
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$773	$974
Accounts payable	280,750	259,463
Accrued liabilities	189,486	198,769
Income taxes payable	3,495	4,331
Total current liabilities	474,504	463,537
Long-term debt	1,809,383	1,810,667
Other liabilities	27,971	27,848
Deferred income tax liabilities, net	83,999	74,974
Total liabilities	2,395,857	2,377,026
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 157,650 and 155,104 shares issued and 157,083 and 154,668 shares outstanding at March 31, 2015 and September 30, 2014, respectively	1,571	1,547
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(186,868)	(320,052)
Accumulated other comprehensive loss, net of tax	(75,707)	(28,548)
Total stockholders’ deficit	(261,004)	(347,053)
Total liabilities and stockholders’ deficit	$2,134,853	$2,029,973

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net earnings	$116,444	$116,487
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,567	38,750
Share-based compensation expense	10,600	11,790
Amortization of deferred financing costs	1,897	1,873
Excess tax benefit from share-based compensation	(22,567)	(11,682)
Deferred income taxes	9,081	(825)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	3,165	7,315
Accounts receivable, other	10,578	(1,211)
Inventory	(31,541)	(11,972)
Other current assets	16,494	1,022
Other assets	(208)	314
Accounts payable and accrued liabilities	19,164	(6,242)
Income taxes payable	(615)	10,445
Other liabilities	393	2,836
Net cash provided by operating activities	174,452	158,900
Cash Flows from Investing Activities:
Capital expenditures	(37,337)	(30,343)
Acquisitions, net of cash acquired	(2,028)	—
Net cash used by investing activities	(39,365)	(30,343)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	983	232,719
Repayments of long-term debt	(1,396)	(109,549)
Repurchases of common stock	(67,524)	(125,644)
Debt issuance costs	—	(3,893)
Proceeds from exercises of stock options	51,765	21,389
Excess tax benefit from share-based compensation	22,567	11,682
Net cash provided by financing activities	6,395	26,704
Effect of foreign exchange rate changes on cash and cash equivalents	(2,030)	75
Net increase in cash and cash equivalents	139,452	155,336
Cash and cash equivalents, beginning of period	106,575	47,115
Cash and cash equivalents, end of period	$246,027	$202,451

Supplemental Cash Flow Information:
Interest paid	$56,339	$51,234
Income taxes paid	$46,824	$63,379

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or “the Company”) sell professional beauty supplies through its Sally Beauty Supply retail stores primarily in the U.S., Puerto Rico, Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Additionally, the Company distributes professional beauty products to salons and salon professionals through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Puerto Rico, Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern regions of the U.S., and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2015 and September 30, 2014, and its consolidated results of operations for the three and six months ended March 31, 2015 and 2014 and consolidated cash flows for the six months ended March 31, 2015 and 2014.

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

3.   Recent Accounting Pronouncements

We have not yet adopted and are currently assessing the potential effect of the following pronouncement on our consolidated financial statements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

application is not permitted for public companies. The Company has not yet selected a transition method nor determined the effect of the new standard on its financial statements.

In addition, we have not yet adopted the following recent accounting pronouncements and we do not believe the adoption of these pronouncements will have a material effect on our consolidated financial statements:

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which will require that capitalized debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability. The Company currently presents capitalized debt issuance costs, net of accumulated amortization, in other assets in its consolidated balance sheets. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This new guidance must be applied on a retrospective basis. Early adoption is permitted under certain circumstances.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. This pronouncement provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at March 31, 2015 and September 30, 2014 (in thousands):

	As of March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$148,503	$148,503	$—	—
Foreign exchange contracts (b)	2,334	—	2,334	—
Total assets	$150,837	$148,503	$2,334	—
Liabilities
Long-term debt (c)	$1,911,303	$1,908,125	$3,178	—
Foreign exchange contracts (b)	103	—	103	—
Total liabilities	$1,911,406	$1,908,125	$3,281	—

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

(c)          Long-term debt (including current maturities and borrowings under the ABL facility, if any) is carried in the Company’s consolidated financial statements at amortized cost of $1,810.2 million at March 31, 2015 and $1,811.6 million at September 30, 2014. The Company’s senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 10 for more information about the Company’s debt.

5.   Accumulated Stockholders’ Equity (Deficit)

In August 2014, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over a period of approximately three years (the “2014 Share Repurchase Program”). The 2014 Share Repurchase Program expires on September 30, 2017.

During the six months ended March 31, 2015, the Company repurchased and retired approximately 2.1 million shares of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $67.5 million. In addition, during the six months ended March 31, 2014, the Company repurchased and retired approximately 4.5 million shares of its common stock under the 2013 Share Repurchase Program (a share repurchase program approved by our Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at an aggregate cost of $125.6 million. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. As required by GAAP, the Company recorded in accumulated deficit any amounts paid to repurchase shares in excess of the balance of additional paid-in capital.

At March 31, 2015 and September 30, 2014, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $75.7 million and $28.5 million, respectively, net of income taxes of $2.3 million at both dates. Comprehensive income (loss) reflects changes in accumulated stockholders’ equity (deficit) from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company’s only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net earnings	$61,535	$58,492	$116,444	$116,487
Total weighted average basic shares	157,504	162,535	156,797	163,075
Dilutive securities:
Stock options and stock award programs	2,116	3,605	2,048	3,562
Total weighted average diluted shares	159,620	166,140	158,845	166,637
Earnings per share:
Basic	$0.39	$0.36	$0.74	$0.71
Diluted	$0.39	$0.35	$0.73	$0.70

For the three months ended March 31, 2015 and 2014, options to purchase 33,592 shares and 1,460,803 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share since these options were anti-dilutive. For the six months ended March 31, 2015 and 2014, options to purchase 1,096,594 shares and 1,460,803 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period.

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

The Company granted approximately 1.2 million and 1.5 million stock options and approximately 219,000 and 36,000 restricted share awards to its employees and consultants during the six months ended March 31, 2015 and 2014, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $4.8 million and $5.3 million in the six months ended March 31, 2015 and 2014, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the “2010 Plan”). In addition, the Company granted approximately 20,000 and 27,000 restricted stock units to its non-employee directors during the six months ended March 31, 2015 and 2014, respectively.

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Share-based compensation expense	$2,840	$3,268	$10,600	$11,790
Income tax benefit related to share-based compensation expense	$1,077	$1,166	$3,995	$4,347

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

The following table presents a summary of the activity for the Company’s stock option awards for the six months ended March 31, 2015:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2014	8,983	$15.93	6.2	$102,751
Granted	1,166	29.23
Exercised	(4,426)	11.73
Forfeited or expired	(207)	25.41
Outstanding at March 31, 2015	5,516	$21.75	7.2	$69,586

Exercisable at March 31, 2015	2,244	$15.83	5.6	$41,606

The following table summarizes additional information about stock options outstanding under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2015 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2015 (in Thousands)	Weighted Average Exercise Price
$2.00 – 19.99	1,983	5.0	$13.55	1,595	$12.17
$20.00 – 30.07	3,533	8.5	26.36	649	24.82
Total	5,516	7.2	$21.75	2,244	$15.83

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

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Six months ended March 31,
	2015	2014
Expected life (in years)	5.0	5.0
Expected volatility for the Company’s stock	30.9%	48.4%
Risk-free interest rate	1.6%	1.3%
Dividend yield	0.0%	0.0%

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

The weighted average fair value at the date of grant of the stock options issued by the Company in the six months ended March 31, 2015 and 2014 was $8.78 and $11.32 per option, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2015 was $84.6 million. The cash proceeds from these option exercises were $51.8 million and the tax benefit realized from these option exercises was $31.4 million.

At March 31, 2015, unrecognized compensation costs related to unvested stock option awards are approximately $14.6 million and are expected to be recognized over the weighted average period of 2.4 years.

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

The following table presents a summary of the activity for the Company’s restricted stock awards for the six months ended March 31, 2015:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2014	436	$22.42	3.4
Granted	219	29.22
Vested	(83)	14.30
Forfeited	(5)	25.16
Unvested at March 31, 2015	567	$26.21	3.0

At March 31, 2015, unrecognized compensation costs related to unvested restricted stock awards are approximately $6.1 million and are expected to be recognized over the weighted average period of 3.0 years.

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

The following table presents a summary of the activity for the Company’s RSUs for the six months ended March 31, 2015:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2014	—	$—	—
Granted	20	29.20
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2015	20	$29.20	0.5

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

At March 31, 2015, unrecognized compensation costs related to unvested RSUs are approximately $0.3 million and are expected to be recognized over the weighted average period of 0.5 years.

8. Goodwill and Intangible Assets

During the three months ended March 31, 2015, the Company completed its annual assessment for impairment of goodwill and no impairment losses were recognized in the current or prior periods presented in connection with the Company’s goodwill.

During the three months ended March 31, 2015, the Company also completed its annual assessment for impairment of intangible assets, other than goodwill, including indefinite-lived intangible assets. There were no material impairment losses recognized in the current or prior periods presented in connection with the Company’s intangible assets.

Amortization expense was $3.6 million for each of the three-month periods ended March 31, 2015 and 2014, and $7.1 million for each of the six-month periods ended March 31, 2015 and 2014.

9. Commitments and Contingencies

In March 2014, the Company disclosed that it had experienced a data security incident. The costs that the Company has incurred to date in connection with the data security incident primarily include professional advisory fees and legal costs and expenses. In addition, during the three months ended March 31, 2015, the Company recorded a contingent liability related to potential litigation costs and expenses of approximately $1.5 million associated with the data security incident. As such, for the six months ended March 31, 2015 and 2014, selling, general and administrative expenses reflect charges of $1.8 million and $1.1 million, respectively, relating to the data security incident. While we do not anticipate that any costs, expenses or liabilities resulting from the data security incident would have a material adverse impact on our business, financial condition or operating results, the Company may incur additional costs and expenses related to the data security incident in future periods. These costs may also result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims.

10.   Short-term Borrowings and Long-term Debt

Details of long-term debt as of March 31, 2015 are as follows (dollars in thousands):

	Amount	Interest Rates
ABL facility	$—	(i) Prime plus (0.50% to 0.75%) or;
		(ii) LIBOR(a) plus (1.50% to 1.75%)
Senior notes due Nov. 2019	750,000	6.875%
Senior notes due Jun. 2022(b)	856,978	5.750%(b)
Senior notes due Nov. 2023	200,000	5.500%
Other, due Jun. 2015(c)	23	5.790%
Total	$1,807,001

Capital lease obligations	3,155
Less: current portion	773
Total long-term debt	$1,809,383

(a)         London Interbank Offered Rate (“LIBOR”).

(b)         Amounts include unamortized premium of $7.0 million related to notes with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

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

At March 31, 2015, the Company had $478.4 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility), together with general intangibles and certain other personal property of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) relating to the accounts and inventory, as well as deposit accounts of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

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

The senior notes due 2019, the senior notes due 2022 and the senior notes due 2023, which we refer to collectively as “the Notes” or “the senior notes due 2019, 2022 and 2023,” are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2019, 2022 and 2023 is payable semi-annually, during the Company’s first and third fiscal quarters. Please see Note 13 for certain condensed financial statement data pertaining to Sally Beauty Holdings, Inc., the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

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

Maturities of the Company’s long-term debt are as follows as of March 31, 2015 (in thousands):

Twelve months ending March 31:
2016	$23
2017-2019	—
2020	750,000
Thereafter	1,056,978
$1,807,001
Capital lease obligations	3,155
Less: current portion	773
Total	$1,809,383

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At March 31, 2015, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At March 31, 2015, the Company’s Consolidated Coverage Ratio was approximately 5.6 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At March 31, 2015, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of March 31, 2015, the Consolidated Fixed Charge Coverage Ratio was approximately 3.6 to 1.0.

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

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of March 31, 2015, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At March 31, 2015, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivative instruments in connection therewith.

As of March 31, 2015, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

The Company may use from time to time derivative instruments designated as hedges to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate. The Company did not purchase or hold any such derivatives at March 31, 2015.

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

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its international subsidiaries’ purchases of merchandise from third-party suppliers. These subsidiaries currently have a functional currency other than the U.S. dollar - their functional currency is either the British pound sterling or the Euro. As such, at March 31, 2015, we hold: (a) foreign currency forwards which enable us to sell approximately £3.3 million ($4.8 million, at the March 31, 2015 exchange rate) at the weighted average contractual exchange rate of 1.6258 and (b) foreign currency forwards which enable us to sell approximately €6.0 million ($6.5 million, at the March 31, 2015 exchange rate) at the weighted average contractual exchange rate of 1.2913. These foreign currency forwards expire ratably through September 21, 2015.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at March 31, 2015, we hold: (a) a foreign currency forward which enables us to sell approximately €26.0 million ($28.0 million, at the March 31, 2015 exchange rate) at the contractual exchange rate of 1.0908, (b) a foreign currency forward which enables us to sell approximately $6.3 million Canadian dollars ($5.0 million, at the March 31, 2015 exchange rate) at the contractual exchange rate of 1.2681, (c) a foreign currency forward which enables us to buy approximately $22.3 million Canadian dollars ($17.6 million, at the March 31, 2015 exchange rate) at the contractual exchange rate of 1.2625, (d) a foreign currency forward which enables us to sell approximately 27.4 million Mexican pesos ($1.8 million, at the March 31, 2015 exchange rate) at the contractual exchange rate of 15.2895 and (e) a foreign currency forward which enables us to buy approximately £3.7 million ($5.5 million, at the March 31, 2015 exchange rate) at the contractual exchange rate of 1.4880. All the foreign currency forwards discussed in this paragraph expire on or before June 30, 2015.

In addition, the Company uses foreign exchange contracts including, at March 31, 2015, foreign currency forwards with an aggregate notional amount of £1.5 million ($2.2 million, at the March 31, 2015 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.7993 and expire ratably through September 30, 2015.

At March 31, 2015, all of the Company’s foreign exchange contracts are with a single counterparty. The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses reflect net gains of $3.4 million and net losses of $0.4 million for the three months ended March 31, 2015 and 2014, respectively, and, for the six months ended March 31, 2015 and 2014, net gains of $5.0 million and net losses of $1.3 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of March 31, 2015 and September 30, 2014 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	March 31, 2015	September 30, 2014	Classification	March 31, 2015	September 30, 2014
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$2,334	$511	Accrued liabilities	$103	$47
		$2,334	$511		$103	$47

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the three months ended March 31, 2015 and 2014 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Three Months Ended March 31,
Hedging Instruments	Income	2015	2014
Foreign exchange contracts	Selling, general and administrative expenses	$3,447	$(438)

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the six months ended March 31, 2015 and 2014 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Six Months Ended March 31,
Hedging Instruments	Income	2015	2014
Foreign exchange contracts	Selling, general and administrative expenses	$4,952	$(1,296)

Credit-risk-related Contingent Features

At March 31, 2015, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was approximately $0.1 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

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

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Sales between segments, which were eliminated in consolidation, were not material during the three and six months ended March 31, 2015 and 2014.

Segment data for the three and six months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales:
Sally Beauty Supply	$572,110	$569,618	$1,158,629	$1,142,973
BSG	365,645	349,853	743,593	716,962
Total	$937,755	$919,471	$1,902,222	$1,859,935
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$106,089	$105,474	$207,268	$209,017
BSG	55,607	50,882	112,197	105,717
Segment operating profit	161,696	156,356	319,465	314,734
Unallocated expenses (a)	(29,849)	(29,000)	(63,621)	(57,063)
Share-based compensation expense	(2,840)	(3,268)	(10,600)	(11,790)
Interest expense	(29,228)	(29,258)	(58,469)	(57,747)
Earnings before provision for income taxes	$99,779	$94,830	$186,775	$188,134

(a)       Unallocated expenses consist of corporate and shared costs.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

13.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2015 and September 30, 2014, and the related condensed consolidating statements of earnings and condensed consolidating statements of comprehensive income for the three and six months ended March 31, 2015 and 2014, and condensed consolidating statements of cash flows for the six months ended March 31, 2015 and 2014: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2015

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$148,503	$66,948	$30,576	$—	$246,027
Trade and other accounts receivable, less allowance for doubtful accounts	173	—	54,718	26,434	—	81,325
Due from affiliates	—	—	1,615,125	27	(1,615,152)	—
Inventory	—	—	642,721	195,396	—	838,117
Other current assets	11,084	2,114	12,553	18,412	—	44,163
Deferred income tax assets, net	(213)	1	30,527	1,456	—	31,771
Property and equipment, net	2	—	161,029	72,730	—	233,761
Investment in subsidiaries	543,491	2,943,764	352,435	—	(3,839,690)	—
Goodwill and other intangible assets, net	—	—	471,788	154,230	—	626,018
Other assets	—	26,570	1,569	5,532	—	33,671
Total assets	$554,537	$3,120,952	$3,409,413	$504,793	$(5,454,842)	$2,134,853

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$6	$—	$225,838	$54,906	$—	$280,750
Due to affiliates	816,588	728,827	27	69,710	(1,615,152)	—
Accrued liabilities	433	40,730	125,292	23,031	—	189,486
Income taxes payable	—	1,217	—	2,278	—	3,495
Long-term debt	—	1,806,978	192	2,986	—	1,810,156
Other liabilities	—	—	25,203	2,768	—	27,971
Deferred income tax liabilities, net	(1,486)	(291)	89,097	(3,321)	—	83,999
Total liabilities	815,541	2,577,461	465,649	152,358	(1,615,152)	2,395,857
Total stockholders’ (deficit) equity	(261,004)	543,491	2,943,764	352,435	(3,839,690)	(261,004)
Total liabilities and stockholders’ (deficit) equity	$554,537	$3,120,952	$3,409,413	$504,793	$(5,454,842)	$2,134,853

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended March 31, 2015

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$772,833	$164,922	$—	$937,755
Related party sales	—	—	634	—	(634)	—
Cost of products sold and distribution expenses	—	—	383,916	87,021	(634)	470,303
Gross profit	—	—	389,551	77,901	—	467,452
Selling, general and administrative expenses	2,344	89	246,441	68,582	—	317,456
Depreciation and amortization	—	—	15,300	5,689	—	20,989
Operating earnings (loss)	(2,344)	(89)	127,810	3,630	—	129,007
Interest expense	—	29,185	1	42	—	29,228
Earnings (loss) before provision for income taxes	(2,344)	(29,274)	127,809	3,588	—	99,779
Provision (benefit) for income taxes	(1,109)	(11,321)	48,592	2,082	—	38,244
Equity in earnings of subsidiaries, net of tax	62,770	80,723	1,506	—	(144,999)	—
Net earnings	61,535	62,770	80,723	1,506	(144,999)	61,535

Other comprehensive income (loss), net of tax	—	—	—	(29,858)	—	(29,858)
Total comprehensive income (loss)	$61,535	$62,770	$80,723	$(28,352)	$(144,999)	$31,677

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Six Months Ended March 31, 2015

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$1,540,756	$361,466	$—	$1,902,222
Related party sales	—	—	1,401	—	(1,401)	—
Cost of products sold and distribution expenses	—	—	770,732	191,670	(1,401)	961,001
Gross profit	—	—	771,425	169,796	—	941,221
Selling, general and administrative expenses	4,720	193	504,227	145,270	—	654,410
Depreciation and amortization	—	—	30,153	11,414	—	41,567
Operating earnings (loss)	(4,720)	(193)	237,045	13,112	—	245,244
Interest expense	—	58,378	3	88	—	58,469
Earnings (loss) before provision for income taxes	(4,720)	(58,571)	237,042	13,024	—	186,775
Provision (benefit) for income taxes	(1,833)	(22,700)	89,465	5,399	—	70,331
Equity in earnings of subsidiaries, net of tax	119,331	155,202	7,625	—	(282,158)	—
Net earnings	116,444	119,331	155,202	7,625	(282,158)	116,444

Other comprehensive income (loss), net of tax	—	—	—	(47,159)	—	(47,159)
Total comprehensive income (loss)	$116,444	$119,331	$155,202	$(39,534)	$(282,158)	$69,285

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended March 31, 2015

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash (used) provided by operating activities	$(6,807)	$121,503	$54,036	$5,720	$—	$174,452
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	(1)	—	(25,027)	(12,309)	—	(37,337)
Acquisitions, net of cash acquired	—	—	(2,028)	—	—	(2,028)
Net cash used by investing activities	(1)	—	(27,055)	(12,309)	—	(39,365)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	14	969	—	983
Repayments of long-term debt	—	—	(89)	(1,307)	—	(1,396)
Repurchases of common stock	(67,524)	—	—	—	—	(67,524)
Proceeds from exercises of stock options	51,765	—	—	—	—	51,765
Excess tax benefit from share-based compensation	22,567	—	—	—	—	22,567
Net cash provided (used) by financing activities	6,808	—	(75)	(338)	—	6,395
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(2,030)	—	(2,030)
Net increase (decrease) in cash and cash equivalents	—	121,503	26,906	(8,957)	—	139,452
Cash and cash equivalents, beginning of period	—	27,000	40,042	39,533	—	106,575
Cash and cash equivalents, end of period	$—	$148,503	$66,948	$30,576	$—	$246,027

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

Highlights of the Six months ended March 31, 2015:

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased 2.5% for the six months ended March 31, 2015, compared to the six months ended March 31, 2014;

•                  Our consolidated net sales for the six months ended March 31, 2015, increased by $42.3 million, or 2.3%, to $1,902.2 million compared to $1,859.9 million for the six months ended March 31, 2014;

•                  Our consolidated gross profit for the six months ended March 31, 2015, increased by $24.3 million, or 2.7%, to $941.2 million compared to $916.9 million for the six months ended March 31, 2014. As a percentage of net sales, gross profit was 49.5% for the six months ended March 31, 2015, compared to 49.3% for the six months ended March 31, 2014;

•                  Our consolidated operating earnings for the six months ended March 31, 2015, decreased by $0.6 million, or 0.3%, to $245.2 million compared to $245.9 million for the six months ended March 31, 2014. As a percentage of net sales, operating earnings decreased by 30 basis points to 12.9% for the six months ended March 31, 2015, compared to 13.2% for the six months ended March 31, 2014;

•                  Our consolidated net earnings were $116.4 million for the six months ended March 31, 2015, compared to $116.5 million for the six months ended March 31, 2014. As a percentage of net sales, net earnings decreased by 20 basis points to 6.1% for the six months ended March 31, 2015, compared to 6.3% for the six months ended March 31, 2014;

•                  Cash provided by operations increased to $174.5 million for the six months ended March 31, 2015, compared to $158.9 million for the six months ended March 31, 2014;

•                  During the six months ended March 31, 2015, we repurchased and retired approximately 2.1 million shares of our common stock under the share repurchase program approved by our Board of Directors (the “Board”) in August 2014, at an aggregate cost of approximately $67.5 million; and

•                  In January 2015, the Board appointed Mr. Christian A. Brickman as President and Chief Executive Officer (“CEO”) of the Company effective February 1, 2015 (the “Transition Date”). Mr. Brickman’s appointment was made pursuant to our previously announced executive transition plan approved by the Board in April 2014. Mr. Brickman succeeded Mr. Gary G. Winterhalter as the Company’s CEO. Also pursuant to the executive transition plan, the Board appointed Mr. Winterhalter as Executive Chairman of the Company effective as of the Transition Date. Mr. Winterhalter, age 62, has agreed to serve as Executive Chairman through January of 2018, subject to the discretion of the Board and his continued election as a director by the Company’s stockholders at the Company’s 2016 and 2017 annual meetings.

Overview

Description of Business

As of March 31, 2015, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. As of March 31, 2015, through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,724 company-operated stores and supplied 185 franchised stores primarily in North America and selected South American and European countries. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the six months ended March 31, 2015, our consolidated net sales and operating earnings were $1,902.2 million and $245.2 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of March 31, 2015, Sally Beauty Supply operated 3,612 company-operated retail stores, 2,836 of which are located in the U.S., with the remaining 776 company-operated stores located in Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 19 franchised stores located in the United Kingdom and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 stock keeping units, or SKUs, of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands, such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. In addition, the Company’s website (www.sallybeauty.com) and other e-commerce platforms provide access to product offerings and information beyond our retail stores. For the six months ended March 31, 2015, Sally Beauty Supply’s net sales and segment operating profit were $1,158.6 million and $207.3 million, representing 61% and 65%, respectively, of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of March 31, 2015, BSG had 1,112 company-operated stores, supplied 166 franchised stores and had a sales force of approximately 971 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., and in Canada, Puerto Rico, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of beauty products featuring an average of 9,000 SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon industry. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. BSG is also the exclusive source for certain well-known third-party branded products pursuant to exclusive distribution agreements with certain suppliers within specified geographic territories. In addition, we offer our BSG products for sale to salons and salon professionals through the Company’s websites (www.cosmoprofbeauty.com, www.cosmoprofequipment.com, www.loxabeauty.com and www.ebobdirect.com). For the six months ended March 31, 2015, BSG’s net sales and segment operating profit were $743.6 million and $112.2 million, representing 39% and 35%, respectively, of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses.

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

Share Repurchase Programs

In August 2014, we announced that the Board approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over a period of approximately three years (the “2014 Share Repurchase Program”). The 2014 Share Repurchase Program expires on September 30, 2017.

During the six months ended March 31, 2015, the Company repurchased and retired approximately 2.1 million shares of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $67.5 million, which we funded with existing cash balances and cash from operations. In addition, during the six months ended March 31, 2014, the Company repurchased and retired approximately 4.5 million shares of its common stock under the 2013 Share Repurchase Program (a share repurchase program approved by the Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at an aggregate cost of $125.6 million. We funded these share repurchases with existing cash balances, cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our October 2013 debt issuance. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. As required by accounting principles generally accepted in the United States (“GAAP”), we recorded in accumulated deficit any amounts paid to repurchase shares in excess of the balance of additional paid-in capital. As of March 31, 2015, we had approximately $932.5 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II — Other Information, of this Quarterly Report for additional information about the Company’s share repurchases during the three months ended March 31, 2015.

Data Security Incident

In March 2014, the Company disclosed that it had experienced a data security incident. The costs that the Company has incurred to date in connection with the data security incident primarily include professional advisory fees and legal costs and expenses. In addition, during the three months ended March 31, 2015, the Company recorded a contingent liability related to potential litigation costs and expenses of approximately $1.5 million associated with the data security incident. As such, for the six months ended March 31, 2015 and 2014, selling, general and administrative expenses reflect charges of $1.8 million and $1.1 million, respectively, consisting of costs relating to the data security incident. We may incur additional costs and expenses related to the data security incident in future periods. These costs may result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems,” “Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results” and “We experienced a data security incident and are not yet able to determine the full extent or scope of the potential liabilities relating to this data security incident” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its international subsidiaries’ purchases of merchandise from third-party suppliers. These subsidiaries currently have a functional currency other than the U.S. dollar - their functional currency is either the British pound sterling or the Euro. As such, at March 31, 2015, we hold: (a) foreign currency forwards which enable us to sell approximately £3.3 million ($4.8 million, at the March 31, 2015 exchange rate) at the weighted average contractual exchange rate of 1.6258 and (b) foreign currency forwards which enable us to sell approximately €6.0 million ($6.5 million, at the March 31, 2015 exchange rate) at the weighted average contractual exchange rate of 1.2913. These foreign currency forwards expire ratably through September 21, 2015.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at March 31, 2015, we hold: (a) a foreign currency forward which enables us to sell approximately €26.0 million ($28.0 million, at the March 31, 2015 exchange rate) at the contractual exchange rate of 1.0908, (b) a foreign currency forward which enables us to sell approximately $6.3 million Canadian dollars ($5.0 million, at the March 31, 2015 exchange rate) at the contractual exchange rate of 1.2681, (c) a foreign currency forward which enables us to buy approximately $22.3 million Canadian dollars ($17.6 million, at the March 31, 2015 exchange rate) at the contractual exchange rate of 1.2625, (d) a foreign currency forward which enables us to sell approximately 27.4 million Mexican pesos ($1.8 million, at the March 31, 2015 exchange rate) at the contractual exchange rate of 15.2895 and (e) a foreign currency forward which enables us to buy approximately £3.7 million ($5.5 million, at the March 31, 2015 exchange rate) at the contractual exchange rate of 1.4880. All the foreign currency forwards discussed in this paragraph expire on or before June 30, 2015.

In addition, the Company uses foreign exchange contracts including, at March 31, 2015, foreign currency forwards with an aggregate notional amount of £1.5 million ($2.2 million, at the March 31, 2015 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.7993 and expire ratably through September 30, 2015.

At March 31, 2015, all of the Company’s foreign exchange contracts are with a single counterparty. The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the six months ended March 31, 2015 and 2014, selling, general and administrative expenses include net gains of $5.0 million and net losses of $1.3 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments. Please see “Item 3 — Quantitative and Qualitative Disclosures About Market Risk—Foreign currency exchange rate risk” contained in this Quarterly Report on Form 10-Q and Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for additional information about the Company’s foreign currency derivative instruments.

Share-Based Compensation Awards

The Company granted approximately 1.2 million and 1.5 million stock options and approximately 219,000 and 36,000 restricted share awards to its employees and consultants during the six months ended March 31, 2015 and 2014, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $4.8 million and $5.3 million in the six months ended March 31, 2015 and 2014, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan. In addition, the Company granted approximately 20,000 and 27,000 restricted stock units to its non-employee directors during the six months ended March 31, 2015 and 2014, respectively. For the six months ended March 31, 2015 and 2014, total share-based compensation costs charged against earnings were $10.6 million and $11.8 million, respectively.

Results of Operations

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales	$937,755	$919,471	$1,902,222	$1,859,935
Cost of products sold and distribution expenses	470,303	463,075	961,001	943,013
Gross profit	467,452	456,396	941,221	916,922
Total other operating costs and expenses	338,445	332,308	695,977	671,041
Operating earnings	129,007	124,088	245,244	245,881
Interest expense	29,228	29,258	58,469	57,747
Earnings before provision for income taxes	99,779	94,830	186,775	188,134
Provision for income taxes	38,244	36,338	70,331	71,647
Net earnings	$61,535	$58,492	$116,444	$116,487

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2015 and 2014, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	50.2%	50.4%	50.5%	50.7%
Gross profit	49.8%	49.6%	49.5%	49.3%
Total other operating costs and expenses	36.0%	36.1%	36.6%	36.1%
Operating earnings	13.8%	13.5%	12.9%	13.2%
Interest expense	3.2%	3.2%	3.1%	3.1%
Earnings before provision for income taxes	10.6%	10.3%	9.8%	10.1%
Provision for income taxes	4.0%	3.9%	3.7%	3.8%
Net earnings	6.6%	6.4%	6.1%	6.3%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales:
Sally Beauty Supply	$572,110	$569,618	$1,158,629	$1,142,973
BSG	365,645	349,853	743,593	716,962
Consolidated	$937,755	$919,471	$1,902,222	$1,859,935
Gross profit	$467,452	$456,396	$941,221	$916,922
Gross profit margin	49.8%	49.6%	49.5%	49.3%
Selling, general and administrative expenses	$317,456	$312,813	$654,410	$632,291
Depreciation and amortization	$20,989	$19,495	$41,567	$38,750
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$106,089	$105,474	$207,268	$209,017
BSG	55,607	50,882	112,197	105,717
Segment operating profit	161,696	156,356	319,465	314,734
Unallocated expenses (a)	(29,849)	(29,000)	(63,621)	(57,063)
Share-based compensation expense	(2,840)	(3,268)	(10,600)	(11,790)
Operating earnings	129,007	124,088	245,244	245,881
Interest expense	(29,228)	(29,258)	(58,469)	(57,747)
Earnings before provision for income taxes	$99,779	$94,830	$186,775	$188,134
Segment operating profit margin:
Sally Beauty Supply	18.5%	18.5%	17.9%	18.3%
BSG	15.2%	14.5%	15.1%	14.7%
Consolidated operating profit margin	13.8%	13.5%	12.9%	13.2%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			3,631	3,477
BSG			1,278	1,254
Consolidated			4,909	4,731
Same store sales growth (b)
Sally Beauty Supply	1.4%	0.5%	1.5%	0.7%
BSG	5.9%	2.2%	4.9%	3.7%
Consolidated	2.8%	1.0%	2.5%	1.6%

(a)         Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the three months ended March 31, 2015 and 2014, unallocated expenses reflect a charge of $1.5 million and $1.1 million and, for the six months ended March 31, 2015 and 2014, unallocated expenses reflect a charge of $1.8 million and $1.1 million, respectively, in connection with the data security incident.

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

The Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2015	2014	Increase
Net sales:
Sally Beauty Supply	$572,110	$569,618	$2,492	0.4%
BSG	365,645	349,853	15,792	4.5%
Consolidated net sales	$937,755	$919,471	$18,284	2.0%

Gross profit:
Sally Beauty Supply	$316,501	$312,327	$4,174	1.3%
BSG	150,951	144,069	6,882	4.8%
Consolidated gross profit	$467,452	$456,396	$11,056	2.4%

Gross profit margin:
Sally Beauty Supply	55.3%	54.8%	0.5%
BSG	41.3%	41.2%	0.1%
Consolidated gross profit margin	49.8%	49.6%	0.2%

Net Sales

Consolidated net sales increased by $18.3 million, or 2.0%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $22.5 million, or 2.4% of consolidated net sales, compared to the three months ended March 31, 2014. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses and distributor sales consultants, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $4.2 million, or 0.5% of consolidated net sales, compared to the three months ended March 31, 2014. Consolidated net sales for the three months ended March 31, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of $21.5 million, resulting primarily from a stronger U.S. dollar during the three months ended March 31, 2015.

For the three months ended March 31, 2015, consolidated net sales reflect a 2.8% same store sales growth rate compared to a 1.0% growth rate for the three months ended March 31, 2014. For the three months ended March 31, 2015, our consolidated same store sales growth rate was positively impacted by improved customer traffic in our BSG segment in the U.S. compared to the three months ended March 31, 2014. Conversely, our consolidated same store sales growth rate for the three months ended March 31, 2014 was adversely affected by lower traffic in both operating segments in the U.S. driven primarily by inclement weather.

The $18.3 million increase in consolidated net sales is primarily the result of an increase in unit volume (including increases in sales at existing stores and the incremental sales related to 173 company-operated stores opened or acquired during the last twelve months).

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $2.5 million, or 0.4%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $4.2 million, or 0.7% of segment net sales. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a net decrease in sales of approximately $1.7 million, or 0.3% of segment net sales, compared to the three months ended March 31, 2014. Net sales for Sally Beauty Supply for the three months ended March 31, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $17.9 million.

For the three months ended March 31, 2015, the Sally Beauty Supply segment’s net sales reflect a 1.4% same store sales growth rate compared to a 0.5% growth rate for the three months ended March 31, 2014. For the three months ended March 31, 2015, the Sally Beauty Supply segment’s same store sales growth rate was positively impacted primarily by a higher average sales transaction amount at our U.S. stores compared to the three months ended March 31, 2014. The segment’s same store sales growth rate for the three months ended March 31, 2014 was adversely affected by lower traffic in the U.S. driven primarily by inclement weather.

The $2.5 million increase in the Sally Beauty Supply segment’s net sales is primarily the result of an increase in unit volume (including increases in sales at existing stores and the incremental sales related to 156 company-operated stores opened during the last twelve months).

Beauty Systems Group.  Net sales for BSG increased by $15.8 million, or 4.5%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $18.3 million, or 5.2% of segment net sales, compared to the three months ended March 31, 2014. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months, and sales through our distributor sales consultants) in the aggregate experienced a net decrease in sales of approximately $2.5 million, or 0.7% of segment net sales, compared to the three months ended March 31, 2014, primarily as a result of fewer store openings. Net sales for BSG for the three months ended March 31, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $3.6 million.

For the three months ended March 31, 2015, the BSG segment’s net sales reflect a 5.9% same store sales growth rate compared to a 2.2% growth rate for the three months ended March 31, 2014. For the three months ended March 31, 2015, the segment’s same store sales growth rate was positively impacted by improved customer traffic in the U.S. compared to the three months ended March 31, 2014.

The $15.8 million increase in the BSG segment’s net sales reflects increases in both unit volume (including increases in sales at existing stores and the incremental sales related to 17 company-operated stores opened during the last twelve months) and average unit prices (resulting from changes in product mix, including the impact of certain third-party brands with higher average unit prices introduced in the preceding 12 months).

Gross Profit

Consolidated gross profit increased by $11.1 million, or 2.4%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, principally due to higher sales volume and improved gross profit margins in both business segments, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, increased to 49.8% for the three months ended March 31, 2015, compared to 49.6% for the three months ended March 31, 2014. Consolidated gross profit for the three months ended March 31, 2015 is inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $10.2 million.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $4.2 million, or 1.3%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, principally as a result of higher sales volume and improved gross profit margin. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 55.3% for the three months ended March 31, 2015, compared to 54.8% for the three months ended March 31, 2014. This increase was primarily the result of a shift in product mix (to higher margin product) resulting from a shift in customer preferences.

Beauty Systems Group.  BSG’s gross profit increased by $6.9 million, or 4.8%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, principally as a result of higher sales volume and improved gross profit margin. BSG’s gross profit as a percentage of net sales increased to 41.3% for the three months ended March 31, 2015, compared to 41.2% for the three months ended March 31, 2014, primarily as a result of a shift in product mix (to higher margin product) resulting from a shift in customer preferences and sales channel mix (to higher margin store-based product sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $4.6 million, or 1.5%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This increase was attributable in part to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and businesses acquired in the preceding 12 months (approximately 173 net additional company-operated stores added since March 31, 2014, which represents a 3.8% increase in the number of stores). In addition, the increase reflects higher expenses related to on-going upgrades to our information technology systems (approximately $0.8 million), higher employee compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $1.2 million) and higher corporate expenses related to the data security incident and to ongoing data security upgrades (approximately $0.8 million). Selling, general and administrative expenses, as a percentage of net sales, decreased to 33.9% for the three months ended March 31, 2015, compared to 34.0% for the three months ended March 31, 2014. Consolidated selling, general and administrative expenses for the three months ended March 31, 2015 reflects a net positive impact from changes in foreign currency exchange rates of approximately $8.7 million primarily resulting from a stronger U.S. dollar during the three months ended March 31, 2015.

Depreciation and Amortization

Consolidated depreciation and amortization was $21.0 million for the three months ended March 31, 2015, compared to $19.5 million for the three months ended March 31, 2014. This increase reflects the incremental depreciation and amortization expenses associated primarily with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$106,089	$105,474	$615	0.6%
BSG	55,607	50,882	4,725	9.3%
Segment operating profit	161,696	156,356	5,340	3.4%
Unallocated expenses	(29,849)	(29,000)	849	2.9%
Share-based compensation expense	(2,840)	(3,268)	(428)	(13.1)%
Operating earnings	$129,007	$124,088	$4,919	4.0%

Consolidated operating earnings increased by $4.9 million, or 4.0%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase in consolidated operating earnings reflects an increase in the operating profits of both segments and lower share-based compensation expense, partially offset by higher unallocated expenses, as more fully discussed below. Operating earnings, as a percentage of net sales, increased to 13.8% for the three months ended March 31, 2015, compared to 13.5% for the three months ended March 31, 2014. This increase reflects the increase in consolidated gross profit margin described earlier, as well as a reduction in consolidated operating expenses as a percentage of consolidated net sales, as further described below.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $0.6 million, or 0.6%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily as a result of increased sales and improved gross profit margin, as described above. This increase was partially offset by the incremental costs related to 156 net additional company-operated stores (stores opened during the past twelve months, which represents a 4.5% increase in the number of stores) operating during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, and higher depreciation expense principally associated with capital expenditures for store openings and information technology upgrades (approximately $0.9 million). These expense increases were partially offset by lower legal and professional fees (approximately $1.0 million). Segment operating earnings, as a percentage of net sales, was 18.5% for both the three months ended March 31, 2015 and the three months ended March 31, 2014. The segment’s operating margin for the three months ended March 31, 2015, reflects the improvement in the segment’s gross profit margin described above, which was offset by an increase in the segment’s operating expenses as a percentage of the segment’s net sales.

Beauty Systems Group.  BSG’s segment operating earnings increased by $4.7 million, or 9.3%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily as a result of increased sales and improved gross profit margin, as described above. This increase was partially offset by the incremental costs related to 17 net additional company-operated stores (stores opened or acquired during the past twelve months) operating during the three months ended March 31, 2015, higher expenses related primarily to upgrades to our BSG information technology systems (approximately $0.3 million) and investments in new business development (approximately $0.7 million) primarily related to our Loxa Beauty website. Segment operating earnings, as a percentage of net sales, increased to 15.2% for the three months ended March 31, 2015, compared to 14.5% for the three months ended March 31, 2014. This increase reflects the increase in the segment’s gross profit margin described above, as well as a reduction in the segment operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $0.8 million, or 2.9%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This increase was due primarily to higher corporate expenses related primarily to on-going upgrades to our information technology systems (approximately $0.6 million) and to the data security incident and ongoing data security upgrades (approximately $0.8 million) and higher employee compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $0.6 million), partially offset by lower expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $1.7 million).

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements decreased by $0.4 million to $2.8 million for the three months ended March 31, 2015, compared to $3.3 million for the three months ended March 31, 2014. This decrease was mainly due to lower aggregate fair value at the date of grant of the stock options awarded during the six months ended March 31, 2015 and the impact of awards that became fully vested since March 31, 2014.

Interest Expense

Interest expense was $29.2 million for the three months ended March 31, 2015, compared to $29.3 million for the three months ended March 31, 2014.

Provision for Income Taxes

For the three months ended March 31, 2015 and 2014, the provision for income taxes was $38.2 million and $36.3 million, respectively, and the effective income tax rate was 38.3% for both interim periods.

The annual effective tax rate for the full fiscal year 2015 is currently expected to be in the range of 37.5% to 38.5%, versus a comparable actual tax rate for the full fiscal year 2014 of 37.0%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $3.0 million, or 5.2%, to $61.5 million for the three months ended March 31, 2015, compared to $58.5 million for the three months ended March 31, 2014. Net earnings, as a percentage of net sales, were 6.6% for the three months ended March 31, 2015, compared to 6.4% for the three months ended March 31, 2014.

The Six Months Ended March 31, 2015 compared to the Six Months Ended March 31, 2014

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Six Months Ended March 31,
	2015	2014	Increase
Net sales:
Sally Beauty Supply	$1,158,629	$1,142,973	$15,656	1.4%
BSG	743,593	716,962	26,631	3.7%
Consolidated net sales	$1,902,222	$1,859,935	$42,287	2.3%

Gross profit:
Sally Beauty Supply	$635,510	$623,615	$11,895	1.9%
BSG	305,711	293,307	12,404	4.2%
Consolidated gross profit	$941,221	$916,922	$24,299	2.7%

Gross profit margin:
Sally Beauty Supply	54.9%	54.6%	0.3%
BSG	41.1%	40.9%	0.2%
Consolidated gross profit margin	49.5%	49.3%	0.2%

Net Sales

Consolidated net sales increased by $42.3 million, or 2.3%, for the six months ended March 31, 2015, compared to the six months ended March 31, 2014. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $50.3 million, or 2.7% of consolidated net sales, compared to the six months ended March 31, 2014. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses and distributor sales consultants, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $8.0 million, or 0.4% of consolidated net sales, compared to the six months ended March 31, 2014. Consolidated net sales for the six months ended March 31, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of $33.5 million, resulting primarily from a stronger U.S. dollar during the six months ended March 31, 2015.

For the six months ended March 31, 2015, consolidated net sales reflect a 2.5% same store sales growth rate compared to a 1.6% growth rate for the six months ended March 31, 2014. For the six months ended March 31, 2015, our consolidated same store sales growth rate was positively impacted by improved customer traffic in our BSG operating segment in the U.S. compared to the six months ended March 31, 2014. Conversely, our consolidated same store sales growth rate for the six months ended March 31, 2014, was adversely affected by lower traffic in both operating segments in the U.S. driven primarily by inclement weather.

The $42.3 million increase in consolidated net sales is primarily the result of an increase in unit volume (including increases in sales at existing stores and the incremental sales related to 173 company-operated stores opened or acquired during the last twelve months).

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $15.7 million, or 1.4%, for the six months ended March 31, 2015, compared to the six months ended March 31, 2014. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $17.8 million, or 1.6% of segment net sales. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a net decrease in sales of approximately $2.1 million, or 0.2% of segment net sales, compared to the six months ended March 31, 2014. Net sales for Sally Beauty Supply for the six months ended March 31, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $27.2 million.

For the six months ended March 31, 2015, the Sally Beauty Supply segment’s net sales reflect a 1.5% same store sales growth rate compared to a 0.7% growth rate for the six months ended March 31, 2014. For the six months ended March 31, 2015, the Sally Beauty Supply segment’s same store sales growth rate was positively impacted primarily by a higher average sales transaction amount at our U.S. stores compared to the six months ended March 31, 2014. The segment’s same store sales growth rate for the six months ended March 31, 2014 was adversely affected by lower traffic in the U.S. driven primarily by inclement weather.

The $15.7 million increase in the Sally Beauty Supply segment’s net sales is primarily the result of an increase in unit volume (including increases in sales at existing stores and the incremental sales related to 156 company-operated stores opened during the last twelve months).

Beauty Systems Group.  Net sales for BSG increased by $26.6 million, or 3.7%, for the six months ended March 31, 2015, compared to the six months ended March 31, 2014. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $32.5 million, or 4.5% of segment net sales, compared to the six months ended March 31, 2014. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months, and sales through our distributor sales consultants) in the aggregate experienced a net decrease in sales of approximately $5.8 million, or 0.8% of segment net sales, compared to the six months ended March 31, 2014, primarily as a result of fewer store openings. Net sales for BSG for the six months ended March 31, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $6.4 million.

For the six months ended March 31, 2015, the BSG segment’s net sales reflect a 4.9% same store sales growth rate compared to a 3.7% growth rate for the six months ended March 31, 2014. For the six months ended March 31, 2015, the segment’s same store sales growth rate was positively impacted by improved customer traffic in the U.S. compared to the six months ended March 31, 2014.

The $26.6 million increase in the BSG segment’s net sales reflects increases in both unit volume (including increases in sales at existing stores and the incremental sales related to 17 company-operated stores opened during the last twelve months) and average unit prices (resulting from changes in product mix, including the impact of certain third-party brands with higher average unit prices introduced in the preceding 12 months).

Gross Profit

Consolidated gross profit increased by $24.3 million, or 2.7%, for the six months ended March 31, 2015, compared to the six months ended March 31, 2014, principally due to higher sales volume and improved gross profit margins in both business segments, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, increased to 49.5% for the six months ended March 31, 2015, compared to 49.3% for the six months ended March 31, 2014. Consolidated gross profit for the six months ended March 31, 2015 is inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $16.0 million.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $11.9 million, or 1.9%, for the six months ended March 31, 2015, compared to the six months ended March 31, 2014, principally as a result of higher sales volume and improved gross profit margin. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 54.9% for the six months ended March 31, 2015, compared to 54.6% for the six months ended March 31, 2014. This increase was primarily the result of a shift in product mix (to higher margin product) resulting from changes in customer preferences.

Beauty Systems Group.  BSG’s gross profit increased by $12.4 million, or 4.2%, for the six months ended March 31, 2015, compared to the six months ended March 31, 2014, principally as a result of higher sales volume and improved gross profit margin. BSG’s gross profit as a percentage of net sales increased to 41.1% for the six months ended March 31, 2015, compared to 40.9% for the six months ended March 31, 2014 primarily as a result of a shift in product mix (to higher margin product) resulting from a shift in customer preferences and sales channel mix (to higher margin store-based product sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $22.1 million, or 3.5%, for the six months ended March 31, 2015, compared to the six months ended March 31, 2014. This increase was attributable in part to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and businesses acquired in the preceding 12 months (approximately 173 net additional company-operated stores added since March 31, 2014, which represents a 3.8% increase in the number of stores). In addition, the increase reflects higher expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $2.8 million), higher recruitment and compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $2.7 million), higher expenses related to on-going upgrades to our information technology systems (approximately $2.0 million), higher advertising expenses (approximately $1.5 million), higher expenses principally associated with store remodels and relocations (approximately $1.2 million) in the Sally Beauty Supply segment and higher corporate expenses related to the data security incident and to ongoing data security upgrades (approximately $1.4 million). Selling, general and administrative expenses, as a percentage of net sales, increased to 34.4% for the six months ended March 31, 2015, compared to 34.0% for the six months ended March 31, 2014, mainly as a result of the expense increases mentioned earlier in this paragraph. Consolidated selling, general and administrative expenses for the six months ended March 31, 2015 are inclusive of a net positive impact from changes in foreign currency exchange rates of approximately $13.2 million, resulting from a stronger U.S. dollar during the six months ended March 31, 2015.

Depreciation and Amortization

Consolidated depreciation and amortization was $41.6 million for the six months ended March 31, 2015, compared to $38.8 million for the six months ended March 31, 2014. This increase reflects the incremental depreciation and amortization expenses associated primarily with capital expenditures made in that period (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Six Months Ended March 31,
	2015	2014	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$207,268	$209,017	$(1,749)	(0.8)%
BSG	112,197	105,717	6,480	6.1%
Segment operating profit	319,465	314,734	4,731	1.5%
Unallocated expenses	(63,621)	(57,063)	6,558	11.5%
Share-based compensation expense	(10,600)	(11,790)	(1,190)	(10.1)%
Operating earnings	$245,244	$245,881	$(637)	(0.3)%

Consolidated operating earnings decreased by $0.6 million, or 0.3%, for the six months ended March 31, 2015, compared to the six months ended March 31, 2014. The decrease in consolidated operating earnings reflects higher unallocated expenses and a decrease in our Sally Beauty Supply segment’s operating profit, partially offset by an increase in our BSG segment’s operating profit and lower share-based compensation expense, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased to 12.9% for the six months ended March 31, 2015, compared to 13.2% for the six months ended March 31, 2014. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, as described below, partially offset by the improvement in consolidated gross profit margin described earlier.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $1.7 million, or 0.8%, for the six months ended March 31, 2015, compared to the six months ended March 31, 2014. This decrease was primarily a result of the incremental costs related to 156 net additional company-operated stores (stores opened during the past twelve months, which represents a 4.5% increase in the number of stores) operating during the six months ended March 31, 2015, compared to the six months ended March 31, 2014. In addition, this increase reflects higher advertising expenses of $1.7 million, higher depreciation expense principally associated with capital expenditures for store openings and information technology upgrades (approximately $1.6 million), higher expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $1.4 million), higher expenses principally associated with store remodels and relocations (approximately $1.2 million), and higher recruitment and compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $0.8 million). Segment operating earnings, as a percentage of net sales, decreased to 17.9% for the six months ended March 31, 2015, compared to 18.3% for the six months ended March 31, 2014. This decrease reflects higher operating expenses as a percentage of the segment’s net sales, mainly as a result of the expense increases mentioned earlier in this paragraph, partially offset by the improvement in the segment’s gross profit margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $6.5 million, or 6.1%, for the six months ended March 31, 2015, compared to the six months ended March 31, 2014, primarily as a result of increased sales and improved gross profit margin as described above. This increase was partially offset by the incremental costs related to 17 net additional company-operated stores (stores opened or acquired during the past twelve months) operating during the six months ended March 31,

2015, higher expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $0.7 million), higher allowance for doubtful accounts receivable (approximately $0.7 million, predominately related to one customer), higher expenses related primarily to upgrades to our BSG information technology systems (approximately $0.6 million) and investments in new business development (approximately $1.2 million) primarily related to our Loxa Beauty website. Segment operating earnings, as a percentage of net sales, increased to 15.1% for the six months ended March 31, 2015, compared to 14.7% for the six months ended March 31, 2014. This increase reflects the increase in the segment’s gross profit margin described above, as well as a reduction in the segment’s operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $6.6 million, or 11.5%, for the six months ended March 31, 2015, compared to the six months ended March 31, 2014. This increase was due primarily to higher expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $0.6 million), higher employee compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $1.6 million), higher corporate expenses related primarily to on-going upgrades to our information technology systems (approximately $1.3 million) and to the data security incident and ongoing data security upgrades (approximately $1.4 million).

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements decreased by $1.2 million to $10.6 million for the six months ended March 31, 2015, compared to $11.8 million for the six months ended March 31, 2014. This decrease was mainly due to lower aggregate fair value at the date of grant of the stock options awarded during the six months ended March 31, 2015 and the impact of awards that became fully vested since March 31, 2014.

Interest Expense

Interest expense was $58.5 million for the six months ended March 31, 2015, compared to $57.7 million for the six months ended March 31, 2014. The increase in interest expense was primarily due to the effect of higher principal balances on our debt outstanding during the six months ended March 31, 2015, including the senior notes due 2023 issued on October 29, 2013, partially offset by lower borrowings under our ABL facility compared to the six months ended March 31, 2014.

Provision for Income Taxes

The provision for income taxes was $70.3 million and $71.6 million, and the effective income tax rate was 37.7% and 38.1%, for the six months ended March 31, 2015 and 2014, respectively.

The annual effective tax rate for the full fiscal year 2015 is currently expected to be in the range of 37.5% to 38.5%, versus a comparable actual tax rate for the full fiscal year 2014 of 37.0%.

Net Earnings

As a result of the foregoing, consolidated net earnings were $116.4 million for the six months ended March 31, 2015, compared to $116.5 million for the six months ended March 31, 2014. Net earnings, as a percentage of net sales, decreased by 20 basis points to 6.1% for the six months ended March 31, 2015, compared to 6.3% for the six months ended March 31, 2014.

Financial Condition

March 31, 2015 Compared to September 30, 2014

Working capital (current assets less current liabilities) increased by $126.3 million to $766.9 million at March 31, 2015, compared to $640.6 million at September 30, 2014. The ratio of current assets to current liabilities was 2.62 to 1.00 at March 31, 2015, compared to 2.38 to 1.00 at September 30, 2014. The increase in working capital reflects an increase of $137.3 million in current assets and an increase of $11.0 million in current liabilities. The increase in current assets as of March 31, 2015, is principally due to an increase in cash and cash equivalents of $139.5 million (please see “Liquidity and Capital Resources” below for a description of our sources and uses of cash), an increase of $9.7 million in inventory and an increase of $5.2 million in other current assets, partially offset by a decrease in trade accounts receivable and accounts receivable, other, in the aggregate, of $17.2 million. The increase in current liabilities is principally due to an increase of $21.3 million in accounts payable, partially offset by a decrease of $9.3 million in accrued liabilities, as discussed below.

Trade accounts receivable and accounts receivable, other, in the aggregate, decreased by $17.2 million to $81.3 million at March 31, 2015, compared to $98.5 million at September 30, 2014 due primarily to the timing of collections from customers and vendors of balances outstanding and the impact of foreign currency translation adjustments. Inventory increased by $9.7 million to $838.1 million at March 31, 2015, compared to $828.4 million at September 30, 2014 due primarily to an increase in company-operated stores (approximately 77 net additional company-operated stores added since September 30, 2014), partially offset by the impact of foreign currency translation adjustments of approximately $22.0 million. Other current assets increased by $5.2 million to $44.2 million at March 31, 2015, compared to $39.0 million at September 30, 2014 due primarily to the timing of certain estimated income tax payments. Accounts payable increased by $21.3 million to $280.8 million at March 31, 2015, compared to $259.5 million at September 30, 2014 due primarily to the timing of payments to suppliers mainly in connection with purchases of merchandise inventory and capital expenditures. Accrued liabilities decreased by $9.3 million to $189.5 million at March 31, 2015, compared to $198.8 million at September 30, 2014, due primarily to the timing of payments of employee compensation and compensation-related expenses (approximately $5.4 million) and property taxes (approximately $1.5 million), and the impact of foreign currency translation adjustments.

Total stockholders’ deficit, for the six months ended March 31, 2015, decreased by $86.0 million primarily as a result of net earnings of $116.4 million, and share-based compensation expense, the impact of exercises of stock options and other share-based compensation activity, in the aggregate, of approximately $84.3 million, partially offset by our repurchase and subsequent retirement of approximately 2.1 million shares of our common stock for approximately $67.5 million and foreign currency translation adjustments, net of tax, of $47.2 million.

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

At March 31, 2015, cash and cash equivalents were $246.0 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, fund share repurchases and potential acquisitions and finance anticipated capital expenditures, including information technology upgrades, over the next twelve months.

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

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. During the six months ended March 31, 2015, we did not borrow funds under the ABL facility. As of

March 31, 2015, there were no borrowings outstanding under the ABL facility and Sally Holdings had $478.4 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

Share Repurchase Programs

In August 2014, we announced that the Board approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over a period of approximately three years (the “2014 Share Repurchase Program”). The 2014 Share Repurchase Program expires on September 30, 2017.

During the six months ended March 31, 2015, the Company repurchased and retired approximately 2.1 million shares of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $67.5 million, which we funded with existing cash balances and cash from operations. In addition, during the six months ended March 31, 2014, the Company repurchased and retired approximately 4.5 million shares of its common stock under the 2013 Share Repurchase Program (a share repurchase program approved by the Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at an aggregate cost of $125.6 million. We funded these share repurchases with existing cash balances, cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our October 2013 debt issuance. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. As required by GAAP, we recorded in accumulated deficit any amounts paid to repurchase shares in excess of the balance of additional paid-in capital. As of March 31, 2015, we had approximately $932.5 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for acquisitions, capital expenditures, repayments of long-term debt and share repurchases. The following table shows our sources and uses of funds for the six months ended March 31, 2015 and 2014 (in thousands):

	Six months ended March 31,
	2015	2014
Net cash provided by operating activities	$174,452	$158,900
Net cash used by investing activities	(39,365)	(30,343)
Net cash provided by financing activities	6,395	26,704
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,030)	75
Net increase in cash and cash equivalents	$139,452	$155,336

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2015 increased by $15.6 million to $174.5 million, compared to $158.9 million during the six months ended March 31, 2014, mainly due to net changes in the components of working capital in the normal course of our business.

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2015 increased by $9.0 million to $39.4 million, compared to $30.3 million during the six months ended March 31, 2014. This increase reflects, in the Sally Beauty Supply segment, capital expenditures related to incremental store openings and store remodels primarily in the U.S., and to ongoing information technology upgrades in both business segments during the six months ended March 31, 2015, compared to the six months ended March 31, 2014. In addition, the increase reflects cash used for acquisitions, net of cash acquired, during the six months ended March 31, 2015 ($2.0 million) with no comparable amount during the six months ended March 31, 2014.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $20.3 million to $6.4 million during the six months ended March 31, 2015, compared to $26.7 million during the six months ended March 31, 2014. This change was primarily due to a decrease in net borrowings under our long-term debt of $123.6 million, partially offset by a decrease in cash used to repurchase shares of our common stock of $58.1 million, an increase in proceeds from exercises of stock options and in excess tax benefits resulting from share-based compensation activity, in the aggregate, of $41.3 million, and the impact of debt issuance costs of $3.9 million paid in connection with issuance of the senior notes due 2023 in the six months ended March 31, 2014 with no comparable amount in the six months ended March 31, 2015.

Long-Term Debt

Outstanding Long-Term Debt

In November 2006, the Company, through its subsidiaries (Sally Investment and Sally Holdings) incurred $1,850.0 million of indebtedness in connection with the Company’s separation from its former parent, Alberto-Culver.

In the fiscal year ended September 30, 2011, Sally Holdings entered into a $400 million, five-year asset-based senior secured loan facility (the “ABL facility”). The availability of funds under the ABL facility, as amended in June 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. In July 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 2018 and improved certain other covenant terms. At March 31, 2015, the Company had $478.4 million available for borrowing under the ABL facility, including the Canadian sub-facility. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

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

Details of long-term debt (excluding capitalized leases) as of March 31, 2015 are as follows (dollars in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$—	July 2018	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR (a) plus (1.50% to 1.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022 (b)	856,978	June 2022	5.750%(b)
Senior notes due 2023	200,000	Nov. 2023	5.500%
Other (c)	23	June 2015	5.790%
Total	$1,807,001

(a)                   LIBOR means the London Interbank Offered Rate.

(b)                   Includes unamortized premium of $7.0 million related to notes with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

(c)                    Represents pre-acquisition debt of Sinelco Group BVBA.

Long-Term Debt Covenants

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. The agreements and instruments governing the debt of Sally Holdings and its subsidiaries contain material limitations on their ability to pay dividends and make other restricted payments to us which, in turn, constitute material limitations on our ability to pay dividends and make other payments to our stockholders.

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

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of March 31, 2015, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At March 31, 2015, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At March 31, 2015, the Company’s Consolidated Coverage Ratio was approximately 5.6 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At March 31, 2015, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of March 31, 2015, the Consolidated Fixed Charge Coverage Ratio was approximately 3.6 to 1.0.

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

Capital Requirements

During the six months ended March 31, 2015, capital expenditures were approximately $39.3 million, including amounts incurred but not paid at March 31, 2015. For the fiscal year 2015, we anticipate total capital expenditures to be in the range of approximately $95.0 million to $100.0 million, excluding acquisitions. These capital expenditures will primarily fund the addition of new stores and remodeling, expansion or relocation of existing stores, as well as certain corporate projects in the ordinary course of our business, including ongoing technology upgrades.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2014.

Off-Balance Sheet Financing Arrangements

At March 31, 2015 and September 30, 2014, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $21.6 million and $22.0 million at March 31, 2015 and September 30, 2014, respectively.

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

In addition, we have not yet adopted the following recent accounting pronouncements and we do not believe the adoption of these pronouncements will have a material effect on our consolidated financial statements:

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which will require that capitalized debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability. The Company currently presents capitalized debt issuance costs, net of accumulated amortization, in other assets in its consolidated balance sheets. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This new guidance must be applied on a retrospective basis. Early adoption is permitted under certain circumstances.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. This pronouncement provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America. For each of the fiscal years 2014, 2013 and 2012, approximately 19% of our consolidated net sales were made in currencies other than the U.S. dollar. For the six months ended March 31, 2015, consolidated net sales are inclusive of an approximately $33.5 million net negative impact from changes in foreign currency exchange rates and other comprehensive loss reflects approximately $47.2 million in foreign currency translation adjustments, net of tax. For the six months ended March 31, 2015, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.8% in the six months ended March 31, 2015 and would have impacted our consolidated total assets by approximately 2.3% at March 31, 2015.

Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. As more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and in this Quarterly Report, the Company uses from time to time foreign exchange contracts to mitigate its remaining exposure to changes in foreign currency exchange rates. There have been no material changes to the aggregate notional amount of foreign exchange contracts held by the Company since September 30, 2014. At March 31, 2015, the aggregate net fair value of all foreign exchange contracts was $2.2 million, consisting of contracts in an asset position of approximately $2.3 million and contracts in a liability position of approximately $0.1 million.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net gains of $5.0 million and net losses of $1.3 million for the six months ended March 31, 2015 and 2014, respectively, in connection with the Company’s foreign currency derivatives instruments, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At March 31,

2015, there were no borrowings outstanding under the ABL facility and the Company held no interest rate swap or similar derivative instruments.

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

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at March 31, 2015.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2015, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended March 31, 2015:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2015	146,225	$29.43	146,225	$988,444,368
February 1 through February 28, 2015	1,330,790	33.04	1,330,790	944,472,126
March 1 through March 31, 2015	357,867	33.52	357,867	932,475,826
Total this quarter	1,834,882	$32.85	1,834,882	$932,475,826

(1)         In August 2014, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock over the period from August 20, 2014 to September 30, 2017 (the ‘‘2014 Share Repurchase Program’’). The 2014 Share Repurchase Program expires on September 30, 2017.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 5, 2015

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer