Form 10-Q
period 2015-06-30
Sally Beauty Holdings, Inc.
filed 2015-08-06
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2015

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

As of July 31, 2015, there were 157,273,777 shares of the issuer’s common stock outstanding.

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

•             the success of our strategic initiatives, including our store refresh program and increased marketing efforts, to enhance the customer experience, drive brand awareness and improve customer loyalty;

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

•             the costs and diversion of management’s attention required to investigate and remediate a data security breach and to continuously upgrade our information technology security systems to address evolving cyber security threats;

•             the ultimate determination of the extent or scope of the potential liabilities relating to our data security incidents;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of June 30, 2015 and September 30, 2014, the consolidated statements of earnings and consolidated statements of comprehensive income for the three and nine months ended June 30, 2015 and 2014 and the consolidated statements of cash flows for the nine months ended June 30, 2015 and 2014 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	$967,890	$949,275	$2,870,112	$2,809,210
Cost of products sold and distribution expenses	486,571	473,564	1,447,572	1,416,578
Gross profit	481,319	475,711	1,422,540	1,392,632
Selling, general and administrative expenses	327,870	320,726	982,279	953,016
Depreciation and amortization	22,600	19,989	64,168	58,739
Operating earnings	130,849	134,996	376,093	380,877
Interest expense	29,221	29,308	87,690	87,055
Earnings before provision for income taxes	101,628	105,688	288,403	293,822
Provision for income taxes	39,165	37,932	109,496	109,579
Net earnings	$62,463	$67,756	$178,907	$184,243

Earnings per share:
Basic	$0.40	$0.43	$1.14	$1.14
Diluted	$0.39	$0.42	$1.13	$1.11

Weighted average shares:
Basic	157,110	158,950	156,901	161,700
Diluted	159,120	162,524	158,875	165,389

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$62,463	$67,756	$178,907	$184,243
Other comprehensive income (loss):
Foreign currency translation adjustments	11,815	6,282	(35,344)	6,134
Total other comprehensive income (loss), before tax	11,815	6,282	(35,344)	6,134
Income taxes related to other comprehensive income	—	578	—	578
Other comprehensive income (loss), net of tax	11,815	6,860	(35,344)	6,712
Total comprehensive income	$74,278	$74,616	$143,563	$190,955

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except par value data)

	June 30, 2015	September 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$239,145	$106,575
Trade accounts receivable, less allowance for doubtful accounts of $1,354 at June 30, 2015 and $1,752 at September 30, 2014	50,401	51,797
Accounts receivable, other	36,847	46,703
Inventory	874,526	828,429
Other current assets	46,131	38,995
Deferred income tax assets, net	31,678	31,650
Total current assets	1,278,728	1,104,149
Property and equipment, net of accumulated depreciation and amortization of $442,189 at June 30, 2015 and $413,208 at September 30, 2014	249,733	238,111
Goodwill	525,852	536,341
Intangible assets, excluding goodwill, net of accumulated amortization of $94,578 at June 30, 2015 and $86,320 at September 30, 2014	102,961	114,744
Other assets	32,321	36,628
Total assets	$2,189,595	$2,029,973
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$759	$974
Accounts payable	285,390	259,463
Accrued liabilities	169,301	198,769
Income taxes payable	3,691	4,331
Total current liabilities	459,141	463,537
Long-term debt	1,809,043	1,810,667
Other liabilities	29,447	27,848
Deferred income tax liabilities, net	82,128	74,974
Total liabilities	2,379,759	2,377,026
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 157,495 and 155,104 shares issued and 156,992 and 154,668 shares outstanding at June 30, 2015 and September 30, 2014, respectively	1,570	1,547
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(126,948)	(320,052)
Treasury Stock, 29 shares, at cost	(894)	—
Accumulated other comprehensive loss, net of tax	(63,892)	(28,548)
Total stockholders’ deficit	(190,164)	(347,053)
Total liabilities and stockholders’ deficit	$2,189,595	$2,029,973

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net earnings	$178,907	$184,243
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64,168	58,739
Share-based compensation expense	13,466	18,297
Amortization of deferred financing costs	2,843	2,813
Excess tax benefit from share-based compensation	(23,209)	(12,211)
Deferred income taxes	7,067	(824)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(564)	3,129
Accounts receivable, other	9,412	(1,817)
Inventory	(61,833)	(27,913)
Other current assets	15,651	(1,386)
Other assets	6	201
Accounts payable and accrued liabilities	(189)	(45,915)
Income taxes payable	(551)	11,952
Other liabilities	1,737	4,155
Net cash provided by operating activities	206,911	193,463
Cash Flows from Investing Activities:
Capital expenditures	(70,649)	(49,776)
Acquisitions, net of cash acquired	(2,765)	(4,765)
Net cash used by investing activities	(73,414)	(54,541)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	983	310,219
Repayments of long-term debt	(1,619)	(178,582)
Repurchases of common stock	(74,284)	(301,727)
Debt issuance costs	—	(3,896)
Proceeds from exercises of stock options	52,627	21,854
Excess tax benefit from share-based compensation	23,209	12,211
Net cash provided (used) by financing activities	916	(139,921)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,843)	213
Net increase (decrease) in cash and cash equivalents	132,570	(786)
Cash and cash equivalents, beginning of period	106,575	47,115
Cash and cash equivalents, end of period	$239,145	$46,329

Supplemental Cash Flow Information:
Interest paid	$112,647	$107,410
Income taxes paid	$83,074	$99,284

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

Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2015 and September 30, 2014, and its consolidated results of operations for the three and nine months ended June 30, 2015 and 2014 and consolidated cash flows for the nine months ended June 30, 2015 and 2014.

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

3.   Recent Accounting Pronouncements

We have not yet adopted and are currently assessing the potential effect of the following pronouncement on our consolidated financial statements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (after giving effect to a vote by the FASB held in July 2015). Early application is permitted for public companies, but no earlier than December 16, 2016. The Company has not yet selected a transition method nor determined the effect of the new standard on its financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In addition, we have not yet adopted the following recent accounting pronouncements and we do not believe the adoption of these pronouncements will have a material effect on our consolidated financial statements:

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which is intended to narrow down the alternative methods available for valuing inventory. The new guidance does not apply to inventory currently measured using the last-in-first-out (LIFO) or the retail inventory valuation methods. Under the new standard, inventory valued using other methods, including the first-in-first-out (FIFO) method, must be valued at the lower of cost or net realizable value. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. This new guidance must be applied on a prospective basis. Early adoption is permitted.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which will require that capitalized debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability. The Company currently presents capitalized debt issuance costs, net of accumulated amortization, in other assets in its consolidated balance sheets. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This new guidance must be applied on a retrospective basis. Early adoption is permitted under certain circumstances.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at June 30, 2015 and September 30, 2014 (in thousands):

	As of June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$138,504	$138,504	$—	—
Foreign exchange contracts (b)	872	—	872	—
Total assets	$139,376	$138,504	$872	—
Liabilities
Long-term debt (c)	$1,877,747	$1,874,688	$3,059	—
Foreign exchange contracts (b)	260	—	260	—
Total liabilities	$1,878,007	$1,874,688	$3,319	—

	As of September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$27,000	$27,000	$—	—
Foreign exchange contracts (b)	511	—	511	—
Total assets	$27,511	$27,000	$511	—
Liabilities
Long-term debt (c)	$1,874,444	$1,870,250	$4,194	—
Foreign exchange contracts (b)	47	—	47	—
Total liabilities	$1,874,491	$1,870,250	$4,241	—

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

(c)          Long-term debt (including current maturities and borrowings under the ABL facility, if any) is carried in the Company’s consolidated financial statements at amortized cost of $1,809.8 million at June 30, 2015 and $1,811.6 million at September 30, 2014. The Company’s senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 10 for more information about the Company’s debt.

5.   Accumulated Stockholders’ Equity (Deficit)

In August 2014, we announced that our Board of Directors (the “Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over a period of approximately three years (the “2014 Share Repurchase Program”). The 2014 Share Repurchase Program expires on September 30, 2017.

During the nine months ended June 30, 2015, the Company repurchased and retired approximately 2.3 million shares of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $74.3 million. In addition, during the nine months ended June 30, 2014, the Company repurchased and retired approximately 11.4 million shares of its common stock under the 2013 Share Repurchase Program (a share repurchase program approved by our Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at an aggregate cost of $301.7 million. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. As required by GAAP, the Company recorded in accumulated deficit any amounts paid to repurchase shares in excess of the balance of additional paid-in capital.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2015 and September 30, 2014, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $63.9 million and $28.5 million, respectively, net of income taxes of $2.3 million at both dates. Comprehensive income (loss) reflects changes in accumulated stockholders’ equity (deficit) from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company’s only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

6.  Earnings Per Share

Basic earnings per share, is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net earnings	$62,463	$67,756	$178,907	$184,243
Total weighted average basic shares	157,110	158,950	156,901	161,700
Dilutive securities:
Stock options and stock award programs	2,010	3,574	1,974	3,689
Total weighted average diluted shares	159,120	162,524	158,875	165,389
Earnings per share:
Basic	$0.40	$0.43	$1.14	$1.14
Diluted	$0.39	$0.42	$1.13	$1.11

For the three months ended June 30, 2015 and 2014, options to purchase 33,592 shares and 1,509,515 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share since these options were anti-dilutive. For the nine months ended June 30, 2015 and 2014, options to purchase 1,091,466 shares and 1,509,515 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period.

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

The Company granted approximately 1.2 million and 1.6 million stock options and approximately 219,000 and 247,000 restricted share awards to its employees and consultants during the nine months ended June 30, 2015 and 2014, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $4.8 million and $8.8 million in the nine months ended June 30, 2015 and 2014, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the “2010 Plan”). In addition, the Company granted approximately 20,000 and 27,000 restricted stock units to its non-employee directors during the nine months ended June 30, 2015 and 2014, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Share-based compensation expense	$2,866	$6,507	$13,466	$18,297
Income tax benefit related to share-based compensation expense	$1,075	$2,472	$5,070	$6,819

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

The following table presents a summary of the activity for the Company’s stock option awards for the nine months ended June 30, 2015:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2014	8,983	$15.93	6.2	$102,751
Granted	1,166	29.23
Exercised	(4,476)	11.80
Forfeited or expired	(252)	25.22
Outstanding at June 30, 2015	5,421	$21.77	7.0	$53,168

Exercisable at June 30, 2015	2,227	$15.93	5.4	$34,843

The following table summarizes additional information about stock options outstanding under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2015 (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2015 (in Thousands)	Weighted Average Exercise Price
$2.00 – 19.99	1,932	4.8	$13.47	1,553	$12.06
$20.00 –30.07	3,489	8.2	26.37	674	24.85
Total	5,421	7.0	$21.77	2,227	$15.93

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Nine months ended June 30,
	2015	2014
Expected life (in years)	5.0	5.0
Expected volatility for the Company’s stock	30.9%	47.3%
Risk-free interest rate	1.6%	1.3%
Dividend yield	0.0%	0.0%

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

The weighted average fair value at the date of grant of the stock options issued by the Company in the nine months ended June 30, 2015 and 2014 was $8.78 and $11.08 per option, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2015 was $85.3 million. The cash proceeds from these option exercises were $52.6 million and the tax benefit realized from these option exercises was $31.6 million.

At June 30, 2015, unrecognized compensation costs related to unvested stock option awards are approximately $12.2 million and are expected to be recognized over the weighted average period of 2.3 years.

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

The fair value of the Company’s restricted stock awards is expensed on a straight-line basis over the period (generally four to five years) over which the restrictions on these stock awards lapse (“vesting”) or over the period ending on the date a participant becomes eligible for retirement, if earlier. For these purposes, the fair value of the restricted stock award is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s restricted stock awards for the nine months ended June 30, 2015:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2014	436	$22.42	3.4
Granted	219	29.22
Vested	(146)	19.68
Forfeited	(6)	24.07
Unvested at June 30, 2015	503	$26.16	2.9

At June 30, 2015, unrecognized compensation costs related to unvested restricted stock awards are approximately $5.4 million and are expected to be recognized over the weighted average period of 2.9 years.

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

The following table presents a summary of the activity for the Company’s RSUs for the nine months ended June 30, 2015:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2014	—	$—	—
Granted	20	29.20
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2015	20	$29.20	0.3

At June 30, 2015, unrecognized compensation costs related to unvested RSUs are approximately $0.2 million and are expected to be recognized over the weighted average period of 0.3 years.

8. Goodwill and Intangible Assets

The Company completed its annual assessment for impairment of goodwill during its fiscal quarter ended March 31, 2015. No impairment losses were recognized in the current or prior periods presented in connection with the Company’s goodwill.

The Company also completed its annual assessment for impairment of intangible assets, other than goodwill, including indefinite-lived intangible assets during its fiscal quarter ended March 31, 2015. No material impairment losses were recognized in the current or prior periods presented in connection with the Company’s intangible assets.

Amortization expense was $3.6 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively, and $10.7 million and $10.8 million for the nine months ended June 30, 2015 and 2014, respectively.

9. Commitments and Contingencies

In March 2014, the Company disclosed that it had experienced a data security incident (the “2014 data security incident”). In May 2015, the Company disclosed that it had experienced a second illegal intrusion into its payment card systems (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The costs that the Company has incurred to date in connection with the data security incidents primarily include professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents. For the nine months ended June 30, 2015 and 2014, selling, general and administrative expenses reflect $5.0 million and $2.0 million, respectively, in expenses relating to the data security incidents. These amounts include an accrued liability of approximately $2.9 million related to potential litigation costs and expenses associated with the 2014 data security incident recorded during the nine months ended June 30, 2015. The accrued liability includes an additional expense (approximately $1.4 million) recorded during the three months ended June 30, 2015 in connection with the 2014 data security incident.

The Company expects to incur additional costs and expenses related to the data security incidents in the future. These costs may result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation, legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of June 30, 2015, the scope of these additional costs, or a range thereof, cannot be reasonably estimated.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

10.   Short-term Borrowings and Long-term Debt

Details of long-term debt as of June 30, 2015 are as follows (dollars in thousands):

	Amount	Interest Rates
ABL facility	$—	(i) Prime plus (0.50% to 0.75%) or;
		(ii) LIBOR(a) plus (1.50% to 1.75%)
Senior notes due Nov. 2019	750,000	6.875%
Senior notes due Jun. 2022(b)	856,743	5.750%(b)
Senior notes due Nov. 2023	200,000	5.500%
Total	$1,806,743

Capital lease obligations	3,059
Less: current portion	759
Total long-term debt	$1,809,043

(a)         London Interbank Offered Rate (“LIBOR”).

(b)         Amounts include unamortized premium of $6.7 million related to notes with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

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

At June 30, 2015, the Company had $476.9 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility), together with general intangibles and certain other personal property of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) relating to the accounts and inventory, as well as deposit accounts of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

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

Maturities of the Company’s long-term debt are as follows as of June 30, 2015 (in thousands):

Twelve months ending June 30:
2016-2019	$—
2020	750,000
Thereafter	1,056,743
$1,806,743
Capital lease obligations	3,059
Less: current portion	759
Total	$1,809,043

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At June 30, 2015, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At June 30, 2015, the Company’s Consolidated Coverage Ratio was approximately 5.6 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At June 30, 2015, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of June 30, 2015, the Consolidated Fixed Charge Coverage Ratio was approximately 3.4 to 1.0.

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

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of June 30, 2015, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At June 30, 2015, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivative instruments in connection therewith.

As of June 30, 2015, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

The Company may use from time to time derivative instruments designated as hedges to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate. The Company did not purchase or hold any such derivatives at June 30, 2015.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting, to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its international subsidiaries’ purchases of merchandise from third-party suppliers. These subsidiaries currently have a functional currency other than the U.S. dollar - their functional currency is either the British pound sterling or the Euro. As such, at June 30, 2015, we hold: (a) foreign currency forwards which enable us to sell approximately £1.6 million ($2.6 million, at the June 30, 2015 exchange rate) at the weighted average contractual exchange rate of 1.6247 and (b) foreign currency forwards which enable us to sell approximately €10.5 million ($11.7 million, at the June 30, 2015 exchange rate) at the weighted average contractual exchange rate of 1.1754. These foreign currency forwards expire ratably through September 1, 2016. The majority of the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the next two paragraphs).

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at June 30, 2015, we hold: (a) a foreign currency forward which enables us to sell approximately €30.4 million ($33.8 million, at the June 30, 2015 exchange rate) at the contractual exchange rate of 1.1181, (b) a foreign currency forward which enables us to sell approximately $7.6 million Canadian dollars ($6.1 million, at the June 30, 2015 exchange rate) at the contractual exchange rate of 1.2494, (c) a foreign currency forward which enables us to buy approximately $22.3 million Canadian dollars ($17.8 million, at the June 30, 2015 exchange rate) at the contractual exchange rate of 1.2335, (d) a foreign currency forward which enables us to sell approximately 28.2 million Mexican pesos ($1.8 million, at the June 30, 2015 exchange rate) at the contractual exchange rate of 15.7635 and (e) a foreign currency forward which enables us to buy approximately £4.9 million ($7.7 million, at the June 30, 2015 exchange rate) at the contractual exchange rate of 1.5731. All the foreign currency forwards discussed in this paragraph are with a single counterparty and expire on or before September 30, 2015.

In addition, the Company uses foreign exchange contracts including, at June 30, 2015, foreign currency forwards with an aggregate notional amount of £0.8 million ($1.2 million, at the June 30, 2015 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8004, are with a single counterparty (the same counterparty as that on the forwards discussed in the immediately preceding paragraph) and expire ratably through September 30, 2015.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses reflect net losses of $1.0 million and net gains of $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and, for the nine months ended June 30, 2015 and 2014, net gains of $4.0 million and net losses of $1.0 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of June 30, 2015 and September 30, 2014 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	June 30, 2015	September 30, 2014	Classification	June 30, 2015	September 30, 2014
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$872	$511	Accrued liabilities	$260	$47
		$872	$511		$260	$47

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the three months ended June 30, 2015 and 2014 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Three Months Ended June 30,
Hedging Instruments	Income	2015	2014
Foreign exchange contracts	Selling, general and administrative expenses	$(960)	$312

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the nine months ended June 30, 2015 and 2014 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Nine Months Ended June 30,
Hedging Instruments	Income	2015	2014
Foreign exchange contracts	Selling, general and administrative expenses	$3,991	$(984)

Credit-risk-related Contingent Features

At June 30, 2015, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was approximately $0.3 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

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

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Sales between segments, which were eliminated in consolidation, were not material during the three and nine months ended June 30, 2015 and 2014.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Segment data for the three and nine months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales:
Sally Beauty Supply	$588,593	$584,500	$1,747,222	$1,727,473
BSG	379,297	364,775	1,122,890	1,081,737
Total	$967,890	$949,275	$2,870,112	$2,809,210
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply (a)	$107,264	$114,773	$314,532	$323,790
BSG	61,094	57,247	173,290	162,964
Segment operating profit	168,358	172,020	487,822	486,754
Unallocated expenses (b)	(34,643)	(30,517)	(98,263)	(87,580)
Share-based compensation expense (c)	(2,866)	(6,507)	(13,466)	(18,297)
Interest expense	(29,221)	(29,308)	(87,690)	(87,055)
Earnings before provision for income taxes	$101,628	$105,688	$288,403	$293,822

(a)

For the three and nine months ended June 30, 2015, Sally Beauty Supply’s operating profit reflects $1.1 million in expenses related to a restructuring of its operations in Germany that was approved by the Board in June 2015.

(b)

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the three months ended June 30, 2015 and 2014, unallocated expenses reflect $3.2 million and $0.9 million and, for the nine months ended June 30, 2015 and 2014, unallocated expenses reflect $5.0 million and $2.0 million, respectively, in expenses related to the data security incidents.

(c)	For the three and nine months ended June 30, 2014, share-based compensation expense reflects $3.5 million in expense in connection with the executive management transition plan disclosed in May 2014.

13.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2015 and September 30, 2014, and the related condensed consolidating statements of earnings and condensed consolidating statements of comprehensive income for the three and nine months ended June 30, 2015 and 2014, and condensed consolidating statements of cash flows for the nine months ended June 30, 2015 and 2014: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

June 30, 2015

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$138,504	$66,037	$34,604	$—	$239,145
Trade and other accounts receivable, less allowance for doubtful accounts	188	—	57,687	29,373	—	87,248
Due from affiliates	—	—	1,655,818	185	(1,656,003)	—
Inventory	—	—	669,181	205,345	—	874,526
Other current assets	7,722	908	16,550	20,951	—	46,131
Deferred income tax assets, net	(214)	1	30,527	1,364	—	31,678
Property and equipment, net	2	—	173,616	76,115	—	249,733
Investment in subsidiaries	619,185	3,037,298	368,906	—	(4,025,389)	—
Goodwill and other intangible assets, net	—	—	468,828	159,985	—	628,813
Other assets	—	25,388	1,567	5,366	—	32,321
Total assets	$626,883	$3,202,099	$3,508,717	$533,288	$(5,681,392)	$2,189,595

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$6	$—	$227,627	$57,757	$—	$285,390
Due to affiliates	818,010	762,262	23	75,708	(1,656,003)	—
Accrued liabilities	410	12,876	129,919	26,096	—	169,301
Income taxes payable	—	1,314	—	2,377	—	3,691
Long-term debt	—	1,806,743	147	2,912	—	1,809,802
Other liabilities	—	—	26,272	3,175	—	29,447
Deferred income tax liabilities, net	(1,379)	(281)	87,431	(3,643)	—	82,128
Total liabilities	817,047	2,582,914	471,419	164,382	(1,656,003)	2,379,759
Total stockholders’ (deficit) equity	(190,164)	619,185	3,037,298	368,906	(4,025,389)	(190,164)
Total liabilities and stockholders’ (deficit) equity	$626,883	$3,202,099	$3,508,717	$533,288	$(5,681,392)	$2,189,595

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended June 30, 2015

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$784,471	$183,419	$—	$967,890
Related party sales	—	—	712	—	(712)	—
Cost of products sold and distribution expenses	—	—	388,683	98,600	(712)	486,571
Gross profit	—	—	396,500	84,819	—	481,319
Selling, general and administrative expenses	2,315	69	253,623	71,863	—	327,870
Depreciation and amortization	1	—	16,716	5,883	—	22,600
Operating earnings (loss)	(2,316)	(69)	126,161	7,073	—	130,849
Interest expense	—	29,183	—	38	—	29,221
Earnings (loss) before provision for income taxes	(2,316)	(29,252)	126,161	7,035	—	101,628
Provision (benefit) for income taxes	(900)	(11,411)	49,098	2,378	—	39,165
Equity in earnings of subsidiaries, net of tax	63,879	81,720	4,657	—	(150,256)	—
Net earnings	62,463	63,879	81,720	4,657	(150,256)	62,463

Other comprehensive income, net of tax	—	—	—	11,815	—	11,815
Total comprehensive income (loss)	$62,463	$63,879	$81,720	$16,472	$(150,256)	$74,278

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended June 30, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$756,267	$193,008	$—	$949,275
Related party sales	—	—	732	—	(732)	—
Cost of products sold and distribution expenses	—	—	370,869	103,427	(732)	473,564
Gross profit	—	—	386,130	89,581	—	475,711
Selling, general and administrative expenses	2,524	90	243,584	74,528	—	320,726
Depreciation and amortization	1	—	14,139	5,849	—	19,989
Operating earnings (loss)	(2,525)	(90)	128,407	9,204	—	134,996
Interest expense	—	29,249	—	59	—	29,308
Earnings (loss) before provision for income taxes	(2,525)	(29,339)	128,407	9,145	—	105,688
Provision (benefit) for income taxes	(951)	(11,390)	47,716	2,557	—	37,932
Equity in earnings of subsidiaries, net of tax	69,330	87,279	6,588	—	(163,197)	—
Net earnings	67,756	69,330	87,279	6,588	(163,197)	67,756

Other comprehensive income, net of tax	—	—	—	6,860	—	6,860
Total comprehensive income	$67,756	$69,330	$87,279	$13,448	$(163,197)	$74,616

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Nine Months Ended June 30, 2015

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$2,325,227	$544,885	$—	$2,870,112
Related party sales	—	—	2,113	—	(2,113)	—
Cost of products sold and distribution expenses	—	—	1,159,415	290,270	(2,113)	1,447,572
Gross profit	—	—	1,167,925	254,615	—	1,422,540
Selling, general and administrative expenses	7,035	262	757,850	217,132	—	982,279
Depreciation and amortization	1	—	46,869	17,298	—	64,168
Operating earnings (loss)	(7,036)	(262)	363,206	20,185	—	376,093
Interest expense	—	87,561	3	126	—	87,690
Earnings (loss) before provision for income taxes	(7,036)	(87,823)	363,203	20,059	—	288,403
Provision (benefit) for income taxes	(2,733)	(34,111)	138,563	7,777	—	109,496
Equity in earnings of subsidiaries, net of tax	183,210	236,922	12,282	—	(432,414)	—
Net earnings	178,907	183,210	236,922	12,282	(432,414)	178,907

Other comprehensive income (loss), net of tax	—	—	—	(35,344)	—	(35,344)
Total comprehensive income (loss)	$178,907	$183,210	$236,922	$(23,062)	$(432,414)	$143,563

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Nine Months Ended June 30, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$2,240,814	$568,396	$—	$2,809,210
Related party sales	—	—	2,191	—	(2,191)	—
Cost of products sold and distribution expenses	—	—	1,113,780	304,989	(2,191)	1,416,578
Gross profit	—	—	1,129,225	263,407	—	1,392,632
Selling, general and administrative expenses	7,499	285	721,550	223,682	—	953,016
Depreciation and amortization	1	—	42,037	16,701	—	58,739
Operating earnings (loss)	(7,500)	(285)	365,638	23,024	—	380,877
Interest expense	—	86,858	3	194	—	87,055
Earnings (loss) before provision for income taxes	(7,500)	(87,143)	365,635	22,830	—	293,822
Provision (benefit) for income taxes	(2,832)	(33,835)	138,448	7,798	—	109,579
Equity in earnings of subsidiaries, net of tax	188,911	242,219	15,032	—	(446,162)	—
Net earnings	184,243	188,911	242,219	15,032	(446,162)	184,243

Other comprehensive income, net of tax	—	—	—	6,712	—	6,712
Total comprehensive income	$184,243	$188,911	$242,219	$21,744	$(446,162)	$190,955

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended June 30, 2015

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash (used) provided by operating activities	$(1,550)	$111,504	$80,159	$16,798	$—	$206,911
Cash Flows from Investing Activities:
Capital expenditures	(2)	—	(52,016)	(18,631)	—	(70,649)
Acquisitions, net of cash acquired	—	—	(2,028)	(737)	—	(2,765)
Net cash used by investing activities	(2)	—	(54,044)	(19,368)	—	(73,414)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	14	969	—	983
Repayments of long-term debt	—	—	(134)	(1,485)	—	(1,619)
Repurchases of common stock	(74,284)	—	—	—	—	(74,284)
Proceeds from exercises of stock options	52,627	—	—	—	—	52,627
Excess tax benefit from share-based compensation	23,209	—	—	—	—	23,209
Net cash provided (used) by financing activities	1,552	—	(120)	(516)	—	916
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1,843)	—	(1,843)
Net increase (decrease) in cash and cash equivalents	—	111,504	25,995	(4,929)	—	132,570
Cash and cash equivalents, beginning of period	—	27,000	40,042	39,533	—	106,575
Cash and cash equivalents, end of period	$—	$138,504	$66,037	$34,604	$—	$239,145

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2014

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$267,662	$(129,104)	$39,465	$15,440	$—	$193,463
Cash Flows from Investing Activities:
Capital expenditures	—	—	(30,723)	(19,053)	—	(49,776)
Acquisitions, net of cash acquired	—	—	(4,765)	—	—	(4,765)
Net cash used by investing activities	—	—	(35,488)	(19,053)	—	(54,541)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	310,000	219	—	—	310,219
Repayments of long-term debt	—	(177,000)	(118)	(1,464)	—	(178,582)
Debt issuance costs	—	(3,896)	—	—	—	(3,896)
Repurchases of common stock	(301,727)	—	—	—	—	(301,727)
Proceeds from exercises of stock options	21,854	—	—	—	—	21,854
Excess tax benefit from share-based compensation	12,211	—	—	—	—	12,211
Net cash (used) provided by financing activities	(267,662)	129,104	101	(1,464)	—	(139,921)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	213	—	213
Net increase (decrease) in cash and cash equivalents	—	—	4,078	(4,864)	—	(786)
Cash and cash equivalents, beginning of period	—	—	16,337	30,778	—	47,115
Cash and cash equivalents, end of period	$—	$—	$20,415	$25,914	$—	$46,329

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

Highlights of the Nine months ended June 30, 2015:

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased 2.7% for the nine months ended June 30, 2015, compared to 1.7% for the nine months ended June 30, 2014;

•                  Our consolidated net sales for the nine months ended June 30, 2015, increased by $60.9 million, or 2.2%, to $2,870.1 million compared to $2,809.2 million for the nine months ended June 30, 2014;

•                  Our consolidated gross profit for the nine months ended June 30, 2015, increased by $29.9 million, or 2.1%, to $1,422.5 million compared to $1,392.6 million for the nine months ended June 30, 2014. As a percentage of net sales, gross profit was 49.6% for both the nine months ended June 30, 2015 and the nine months ended June 30, 2014;

•                  Our consolidated operating earnings for the nine months ended June 30, 2015, decreased by $4.8 million, or 1.3%, to $376.1 million compared to $380.9 million for the nine months ended June 30, 2014. As a percentage of net sales, operating earnings decreased to 13.1% for the nine months ended June 30, 2015, compared to 13.6% for the nine months ended June 30, 2014;

•                  Our consolidated net earnings decreased by $5.3 million, or 2.9%, to $178.9 million for the nine months ended June 30, 2015, compared to $184.2 million for the nine months ended June 30, 2014. As a percentage of net sales, net earnings were 6.2% for the nine months ended June 30, 2015, compared to 6.6% for the nine months ended June 30, 2014;

•                  Cash provided by operations increased to $206.9 million for the nine months ended June 30, 2015, compared to $193.5 million for the nine months ended June 30, 2014;

•                  During the nine months ended June 30, 2015, we repurchased and retired approximately 2.3 million shares of our common stock under the share repurchase program approved by our Board of Directors (the “Board”) in August 2014, at an aggregate cost of approximately $74.3 million; and

•                  In May 2015, we disclosed that we had experienced a second illegal intrusion into our Sally Beauty Supply segment’s payment card system (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). For the nine months ended June 30, 2015 and 2014, selling, general and administrative expenses reflect expenses of $5.0 million and $2.0 million, respectively, consisting of costs relating to the data security incidents.

Overview

Description of Business

As of June 30, 2015, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. As of June 30, 2015, through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,754 company-operated stores and supplied 187 franchised stores primarily in North America and selected South American and European countries. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the nine months ended June 30, 2015, our consolidated net sales and operating earnings were $2,870.1 million and $376.1 million, respectively.

We believe Sally Beauty Supply is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of June 30, 2015, Sally Beauty Supply operated 3,636 company-operated retail stores, 2,848 of which are located in the U.S., with the remaining 788 company-operated stores located in Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 19 franchised stores located in the United Kingdom and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 stock keeping units, or SKUs, of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands, such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. In addition, the Company’s website (www.sallybeauty.com) and other e-commerce platforms provide access to product offerings and information beyond our retail stores. For the nine months ended June 30, 2015, Sally Beauty Supply’s net sales and segment operating profit were $1,747.2 million and $314.5 million, representing 61% and 64%, respectively, of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of June 30, 2015, BSG had 1,118 company-operated stores, supplied 168 franchised stores and had a sales force of approximately 952 professional distributor sales consultants selling exclusively to salons and salon professionals in all states in the U.S., and in Canada, Puerto Rico, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of beauty products featuring an average of 9,000 SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon industry. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. BSG is also the exclusive source for certain well-known third-party branded products pursuant to exclusive distribution agreements with certain suppliers within specified geographic territories. In addition, we offer our BSG products for sale to salons and salon professionals through the Company’s websites (www.cosmoprofbeauty.com, www.cosmoprofequipment.com, www.loxabeauty.com and www.ebobdirect.com). For the nine months ended June 30, 2015, BSG’s net sales and segment operating profit were $1,122.9 million and $173.3 million, representing 39% and 36%, respectively, of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses.

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

•             High level of competition. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, mass merchandisers, on-line retailers, drug stores and supermarkets, as well as salons retailing hair care items. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large-format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. Our continued success is dependent on our ability to successfully compete with our competitors and the success of our strategic initiatives to enhance the customer experience, drive brand awareness and improve customer loyalty. Please see “Risk Factors — The beauty products distribution industry is highly competitive and is consolidating” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

•             Controlling expenses. An important aspect of our business is our ability to control costs by right-sizing and maximizing the efficiency of our business, particularly in an environment of increasing labor and real estate costs. Please see “Risk Factors — We are not certain that our ongoing cost control plans will continue to be successful” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

•             Changes to our information technology systems. As our operations grow in both size and scope and as cyber-attacks and security intrusions involving retailers have become more frequent, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of those systems and infrastructure. We also anticipate incurring additional costs in connection with an initiative to adopt payment terminals with end-to-end encryption technology in order to enhance the security of our credit card payment systems. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems” and “Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Share Repurchase Programs

In August 2014, we announced that the Board approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over a period of approximately three years (the “2014 Share Repurchase Program”). The 2014 Share Repurchase Program expires on September 30, 2017.

During the nine months ended June 30, 2015, the Company repurchased and retired approximately 2.3 million shares of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $74.3 million, which we funded with existing cash balances and cash from operations. In addition, during the nine months ended June 30, 2014, the Company repurchased and retired approximately 11.4 million shares of its common stock under the 2013 Share Repurchase Program (a share repurchase program approved by the Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at an aggregate cost of $301.7 million. We funded these share repurchases with existing cash balances, cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our October 2013 debt issuance. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. As required by accounting principles generally accepted in the United States (“GAAP”), we recorded in accumulated deficit any amounts paid to repurchase shares in excess of the balance of additional paid-in capital. As of June 30, 2015, we had approximately $925.7 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II — Other Information, of this Quarterly Report for additional information about the Company’s share repurchases during the three months ended June 30, 2015.

Data Security Incidents

In March 2014, the Company disclosed that it had experienced a data security incident (the “2014 data security incident”). In May 2015, the Company disclosed that it had experienced a second illegal intrusion into its payment card systems (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The costs that the Company has incurred to date in connection with the data security incidents primarily include professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents. For the nine months ended June 30, 2015 and 2014, selling, general and administrative expenses reflect expenses of $5.0 million and $2.0 million, respectively, relating to the data security incidents. These amounts include an accrued liability of approximately $2.9 million related to potential litigation costs and expenses associated with the 2014 data security incident recorded during the nine months ended June 30, 2015.

We expect to incur additional costs and expenses related to the data security incidents in future periods. These costs may result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems,” “Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results” and “We experienced a data security incident and are not yet able to determine the full extent or scope of the potential liabilities relating to this data security incident” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Cost Rationalization Initiatives

On June 24, 2015, the Board approved management’s recommendation to restructure the Company’s Sally Beauty Supply operations in Germany (the “Germany restructuring”), which will include the closing of approximately 16 underperforming retail stores and two supporting administrative offices. This restructuring is part of the Company’s ongoing cost rationalization initiatives designed to increase the profitability of its Sally Beauty Supply international businesses. The Company will continue to operate 17 retail stores in Germany after the completion of the Germany restructuring, which the Company expects to complete by September 30, 2015.

In connection with the Germany restructuring, the Company expects to incur estimated pre-tax expenses of approximately €6.2 million ($7.0 million, at the June 30, 2015 exchange rate), including costs associated with lease obligations, asset impairments, employee severance, and other business transition and exit costs. The Company currently estimates that approximately €2.3 million ($2.6 million, at the June 30, 2015 exchange rate) of these pre-tax expenses will be non-cash. For the three and nine months ended June 30, 2015, selling, general and administrative expenses reflect pre-tax expenses in connection with the Germany restructuring of approximately €1.0 million ($1.1 million, based on the average exchange rate for the period), consisting primarily of one-time employee severance costs. The Company expects to incur the majority of the remaining expenses in the three months ending September 30, 2015, with the remainder of the estimated pre-tax expenses primarily relating to lease obligations resulting in future cash expenditures during fiscal year 2016. The Germany restructuring is not expected to have a material adverse impact on the Company’s future operating results or cash flows.

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

Foreign Currency Derivative Instruments

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain European subsidiaries of the Company. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. In connection with the remaining foreign currency risk, the Company from time to time uses foreign exchange contracts (including foreign currency forwards and options) to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its international subsidiaries’ purchases of merchandise from third-party suppliers. These subsidiaries currently have a functional currency other than the U.S. dollar - their functional currency is either the British pound sterling or the Euro. As such, at June 30, 2015, we hold: (a) foreign currency forwards which enable us to sell approximately £1.6 million ($2.6 million, at the June 30, 2015 exchange rate) at the weighted average contractual exchange rate of 1.6247 and (b) foreign currency forwards which enable us to sell approximately €10.5 million ($11.7 million, at the June 30, 2015 exchange rate) at the weighted average contractual exchange rate of 1.1754. These foreign currency forwards expire ratably through September 1, 2016. The majority of the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the next two paragraphs).

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at June 30, 2015, we hold: (a) a foreign currency forward which enables us to sell approximately €30.4 million ($33.8 million, at the June 30, 2015 exchange rate) at the contractual exchange rate of 1.1181, (b) a foreign currency forward which enables us to sell approximately $7.6 million Canadian dollars ($6.1 million, at the June 30, 2015 exchange rate) at the contractual exchange rate of 1.2494, (c) a foreign currency forward which enables us to buy approximately $22.3 million Canadian dollars ($17.8 million, at the June 30, 2015 exchange rate) at the contractual exchange rate of 1.2335, (d) a foreign currency forward which enables us to sell approximately 28.2 million Mexican pesos ($1.8 million, at the June 30, 2015 exchange rate) at the contractual exchange rate of 15.7635 and (e) a foreign currency forward which enables us to buy approximately £4.9 million ($7.7 million, at the June 30, 2015 exchange rate) at the contractual exchange rate of 1.5731. All the foreign currency forwards discussed in this paragraph are with a single counterparty and expire on or before September 30, 2015.

In addition, the Company uses foreign exchange contracts including, at June 30, 2015, foreign currency forwards with an aggregate notional amount of £0.8 million ($1.2 million, at the June 30, 2015 exchange rate) to mitigate the exposure to the British pound sterling resulting from the sale of products and services among certain European subsidiaries of the Company. The foreign currency forwards discussed in this paragraph enable the Company to buy British pound sterling in exchange for Euro currency at the weighted average contractual exchange rate of 0.8004, are with a single counterparty (the same counterparty as that on the forwards discussed in the immediately preceding paragraph) and expire ratably through September 30, 2015.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the nine months ended June 30, 2015 and 2014, selling, general and administrative expenses include net gains of $4.0 million and net losses of $1.0 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments. Please see “Item 3 — Quantitative and Qualitative Disclosures About Market Risk—Foreign currency exchange rate risk” contained in this Quarterly Report on Form 10-Q and Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for additional information about the Company’s foreign currency derivative instruments.

Share-Based Compensation Awards

The Company granted approximately 1.2 million and 1.6 million stock options and approximately 219,000 and 247,000 restricted share awards to its employees and consultants during the nine months ended June 30, 2015 and 2014, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $4.8 million and $8.8 million in the nine months ended June 30, 2015 and 2014, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan. These amounts include accelerated share-based compensation expense of $3.5 million incurred during the fiscal quarter ended June 30, 2014. In addition, the Company granted approximately 20,000 and 27,000 restricted stock units to its non-employee directors during the nine months ended June 30, 2015 and 2014, respectively. For the nine months ended June 30, 2015 and 2014, total share-based compensation costs charged against earnings were $13.5 million and $18.3 million, respectively.

Results of Operations

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	$967,890	$949,275	$2,870,112	$2,809,210
Cost of products sold and distribution expenses	486,571	473,564	1,447,572	1,416,578
Gross profit	481,319	475,711	1,422,540	1,392,632
Total other operating costs and expenses	350,470	340,715	1,046,447	1,011,755
Operating earnings	130,849	134,996	376,093	380,877
Interest expense	29,221	29,308	87,690	87,055
Earnings before provision for income taxes	101,628	105,688	288,403	293,822
Provision for income taxes	39,165	37,932	109,496	109,579
Net earnings	$62,463	$67,756	$178,907	$184,243

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2015 and 2014, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	50.3%	49.9%	50.4%	50.4%
Gross profit	49.7%	50.1%	49.6%	49.6%
Total other operating costs and expenses	36.2%	35.9%	36.5%	36.0%
Operating earnings	13.5%	14.2%	13.1%	13.6%
Interest expense	3.0%	3.1%	3.1%	3.1%
Earnings before provision for income taxes	10.5%	11.1%	10.0%	10.5%
Provision for income taxes	4.0%	4.0%	3.8%	3.9%
Net earnings	6.5%	7.1%	6.2%	6.6%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales:
Sally Beauty Supply	$588,593	$584,500	$1,747,222	$1,727,473
BSG	379,297	364,775	1,122,890	1,081,737
Consolidated	$967,890	$949,275	$2,870,112	$2,809,210
Gross profit	$481,319	$475,711	$1,422,540	$1,392,632
Gross profit margin	49.7%	50.1%	49.6%	49.6%
Selling, general and administrative expenses	$327,870	$320,726	$982,279	$953,016
Depreciation and amortization	$22,600	$19,989	$64,168	$58,739
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply (a)	$107,264	$114,773	$314,532	$323,790
BSG	61,094	57,247	173,290	162,964
Segment operating profit	168,358	172,020	487,822	486,754
Unallocated expenses (b)	(34,643)	(30,517)	(98,263)	(87,580)
Share-based compensation expense (c)	(2,866)	(6,507)	(13,466)	(18,297)
Operating earnings	130,849	134,996	376,093	380,877
Interest expense	(29,221)	(29,308)	(87,690)	(87,055)
Earnings before provision for income taxes	$101,628	$105,688	$288,403	$293,822
Segment operating profit margin:
Sally Beauty Supply	18.2%	19.6%	18.0%	18.7%
BSG	16.1%	15.7%	15.4%	15.1%
Consolidated operating profit margin	13.5%	14.2%	13.1%	13.6%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			3,655	3,520
BSG			1,286	1,259
Consolidated			4,941	4,779
Same store sales growth (d)
Sally Beauty Supply	2.0%	1.8%	1.7%	1.1%
BSG	5.6%	2.7%	5.1%	3.4%
Consolidated	3.1%	2.1%	2.7%	1.7%

(a)         For the three and nine months ended June 30, 2015, Sally Beauty Supply’s operating profit reflects $1.1 million in expenses related to a restructuring of its operations in Germany that was approved by the Board in June 2015.

(b)         Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the three months ended June 30, 2015 and 2014, unallocated expenses reflect $3.2 million and $0.9 million and, for the nine months ended June 30, 2015 and 2014, unallocated expenses reflect $5.0 million and $2.0 million, respectively, in expenses related to the data security incidents.

(c)          For the three and the nine months ended June 30, 2014, share-based compensation expense reflects $3.5 million in expense in connection with the executive management transition plan disclosed in May 2014. Share-based compensation expense is included in selling, general and administrative expenses in our consolidated statements of earnings.

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

The Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)
Net sales:
Sally Beauty Supply	$588,593	$584,500	$4,093	0.7%
BSG	379,297	364,775	14,522	4.0%
Consolidated net sales	$967,890	$949,275	$18,615	2.0%

Gross profit:
Sally Beauty Supply	$322,947	$323,719	$(772)	(0.2)%
BSG	158,372	151,992	6,380	4.2%
Consolidated gross profit	$481,319	$475,711	$5,608	1.2%

Gross profit margin:
Sally Beauty Supply	54.9%	55.4%	(0.5)%
BSG	41.8%	41.7%	0.1%
Consolidated gross profit margin	49.7%	50.1%	(0.4)%

Net Sales

Consolidated net sales increased by $18.6 million, or 2.0%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $24.3 million, or 2.6% of consolidated net sales, compared to the three months ended June 30, 2014. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses and distributor sales consultants, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $5.7 million, or 0.6% of consolidated net sales, compared to the three months ended June 30, 2014, primarily as a result of fewer acquisitions and store openings. Consolidated net sales for the three months ended June 30, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of $26.2 million, resulting primarily from a stronger U.S. dollar during the three months ended June 30, 2015.

For the three months ended June 30, 2015, consolidated net sales reflect a 3.1% same store sales growth rate compared to a 2.1% growth rate for the three months ended June 30, 2014. For the three months ended June 30, 2015, our consolidated same store sales growth rate was positively impacted by improved customer traffic in our BSG segment in the U.S. compared to the three months ended June 30, 2014.

The $18.6 million increase in consolidated net sales is primarily the result of an increase in unit volume (including increases in sales at existing stores and the incremental sales related to 157 company-operated stores opened during the last twelve months).

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $4.1 million, or 0.7%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $6.7 million, or 1.1% of segment net sales. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a net decrease in sales of approximately $2.6 million, or 0.4% of segment net sales, compared to the three months ended June 30, 2014. Net sales for Sally Beauty Supply for the three months ended June 30, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $22.0 million.

For the three months ended June 30, 2015, the Sally Beauty Supply segment’s net sales reflect a 2.0% same store sales growth rate compared to a 1.8% growth rate for the three months ended June 30, 2014. For the three months ended June 30, 2015, the Sally Beauty Supply segment’s same store sales growth rate was positively impacted primarily by a slightly higher average sales transaction amount at our U.S. stores compared to the three months ended June 30, 2014.

The $4.1 million increase in the Sally Beauty Supply segment’s net sales is primarily the result of an increase in unit volume (including increases in sales at existing stores and the incremental sales related to 137 company-operated stores opened during the last twelve months) and average unit prices (resulting from changes in product mix, including the impact of certain third-party brands with higher average unit prices introduced in the preceding 12 months).

Beauty Systems Group.  Net sales for BSG increased by $14.5 million, or 4.0%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $17.6 million, or 4.8% of segment net sales, compared to the three months ended June 30, 2014. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months, and sales through our distributor sales consultants) in the aggregate experienced a net decrease in sales of approximately $3.1 million, or 0.8% of segment net sales, compared to the three months ended June 30, 2014, primarily as a result of fewer acquisitions. Net sales for BSG for the three months ended June 30, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $4.2 million.

For the three months ended June 30, 2015, the BSG segment’s net sales reflect a 5.6% same store sales growth rate compared to a 2.7% growth rate for the three months ended June 30, 2014. For the three months ended June 30, 2015, the segment’s same store sales growth rate was positively impacted by improved customer traffic in the U.S. compared to the three months ended June 30, 2014.

The $14.5 million increase in the BSG segment’s net sales reflects increases in both unit volume (including increases in sales at existing stores and the incremental sales related to 20 company-operated stores opened during the last twelve months) and average unit prices (resulting from changes in product mix, including the impact of certain third-party brands with higher average unit prices introduced in the preceding 12 months).

Gross Profit

Consolidated gross profit increased by $5.6 million, or 1.2%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, principally due to higher sales volume and improved gross profit margin in the BSG segment, partially offset by lower gross profit margin in the Sally Beauty Supply segment, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, decreased to 49.7% for the three months ended June 30, 2015, compared to 50.1% for the three months ended June 30, 2014. Consolidated gross profit for the three months ended June 30, 2015 is inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $12.0 million.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit decreased by $0.8 million, or 0.2%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, principally as a result of lower segment gross profit margin, partially offset by higher segment net sales. Sally Beauty Supply’s gross profit as a percentage of net sales decreased to 54.9% for the three months ended June 30, 2015, compared to 55.4% for the three months ended June 30, 2014. This decrease was primarily the result of strong promotional activity, during the three months ended June 30, 2015, in response to continued soft customer traffic primarily in the U.S. and the positive margin impact of vendor allowances directly linked to promotional activity in the three months ended June 30, 2014.

Beauty Systems Group.  BSG’s gross profit increased by $6.4 million, or 4.2%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, principally as a result of higher sales volume and slightly improved gross profit margin. BSG’s gross profit as a percentage of net sales was 41.8% for the three months ended June 30, 2015, compared to 41.7% for the three months ended June 30, 2014. This increase was primarily as a result of a shift in sales channel mix (to higher margin store-based product sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $7.1 million, or 2.2%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. This increase was attributable in part to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and businesses acquired in the preceding 12 months (approximately 157 net additional company-operated stores added since June 30, 2014, which represents a 3.4% increase in the number of stores). In addition, the increase reflects higher advertising costs in the Sally

Beauty Supply segment of $1.6 million, higher expenses related to on-going upgrades to our information technology systems (approximately $1.0 million), higher corporate expenses related to the data security incidents and to ongoing data security upgrades (approximately $2.3 million), expenses in connection with the restructuring of our Sally Beauty Supply’s operations in Germany (approximately $1.1 million) and higher professional fees related to new business development and other corporate initiatives (approximately $0.8 million). Selling, general and administrative expenses, as a percentage of net sales, was 33.9% for the three months ended June 30, 2015, compared to 33.8% for the three months ended June 30, 2014. Consolidated selling, general and administrative expenses for the three months ended June 30, 2015 reflects a net positive impact from changes in foreign currency exchange rates of approximately $10.2 million primarily resulting from a stronger U.S. dollar during the three months ended June 30, 2015.

Depreciation and Amortization

Consolidated depreciation and amortization was $22.6 million for the three months ended June 30, 2015, compared to $20.0 million for the three months ended June 30, 2014. This increase reflects the incremental depreciation and amortization expenses associated primarily with capital expenditures made in that period (mainly in connection with store openings in both operating segments, store remodels in the Sally Beauty Supply segment and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$107,264	$114,773	$(7,509)	(6.5)%
BSG	61,094	57,247	3,847	6.7%
Segment operating profit	168,358	172,020	(3,662)	(2.1)%
Unallocated expenses	(34,643)	(30,517)	4,126	13.5%
Share-based compensation expense	(2,866)	(6,507)	(3,641)	(56.0)%
Operating earnings	$130,849	$134,996	$(4,147)	(3.1)%

Consolidated operating earnings decreased by $4.1 million, or 3.1%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The decrease in consolidated operating earnings reflects a decrease in our Sally Beauty Supply segment’s operating profit and higher unallocated expenses, partially offset by an increase in our BSG segment’s operating profit and lower share-based compensation expense, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased by 70 basis points to 13.5% for the three months ended June 30, 2015, compared to 14.2% for the three months ended June 30, 2014. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, as described below, and the decrease in consolidated gross profit margin described earlier.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $7.5 million, or 6.5%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. This decrease was primarily a result of the incremental costs related to 137 net additional company-operated stores (stores opened during the past twelve months, which represents a 3.9% increase in the number of stores) operating during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. In addition, segment operating earnings reflect higher depreciation expense principally associated with capital expenditures for store openings and remodels, and information technology upgrades (approximately $1.7 million), higher advertising costs of $1.6 million and expenses related to with the Germany restructuring of approximately $1.1 million, consisting primarily of one-time employee severance costs. Segment operating earnings, as a percentage of net sales, decreased to 18.2% for the three months ended June 30, 2015, compared to 19.6% for the three months ended June 30, 2014. This decrease reflects an increase in the segment’s operating expenses as a percentage of the segment’s net sales (mainly as a result of the expense increases mentioned earlier in this paragraph) and the decrease in the segment’s gross profit margin described earlier.

Beauty Systems Group.  BSG’s segment operating earnings increased by $3.8 million, or 6.7%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily as a result of increased sales and improved gross profit margin, as described above. This increase was partially offset by the incremental costs related to 20 net additional company-operated stores (stores opened during the past twelve months) operating during the three months ended June 30, 2015 and higher expenses related primarily to upgrades to our BSG information technology systems (approximately $0.2 million). Segment operating earnings, as a percentage of net sales, increased to 16.1% for the three months ended June 30, 2015, compared to 15.7% for the three months ended June 30, 2014. This increase reflects the increase in the segment’s gross profit margin described above, as well as a reduction in the segment operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $4.1 million, or 13.5%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. This increase was due primarily to higher corporate expenses related primarily to on-going upgrades to our information technology systems (approximately $0.7 million) and to the data security incidents and ongoing data security upgrades (approximately $2.3 million) and higher professional fees related to new business development and other corporate initiatives (approximately $0.8 million).

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements decreased by $3.6 million to $2.9 million for the three months ended June 30, 2015, compared to $6.5 million for the three months ended June 30, 2014. This decrease was mainly due to the impact of a $3.5 million stock options award in connection with the executive management transition plan during the three months ended June 30, 2014, without a comparable award in the three months ended June 30, 2015.

Interest Expense

Interest expense was $29.2 million for the three months ended June 30, 2015, compared to $29.3 million for the three months ended June 30, 2014.

Provision for Income Taxes

For the three months ended June 30, 2015 and 2014, the provision for income taxes was $39.2 million and $37.9 million, respectively, and the effective income tax rate was 38.5% and 35.9%, respectively. The lower effective tax rate for the three months ended June 30, 2014, compared to the three months ended June 30, 2015, was primarily due to the release in the three months ended June 30, 2014 of $1.7 million in tax reserves related to a previously uncertain tax position.

The annual effective tax rate for the full fiscal year 2015 is currently expected to be in the range of 37.5% to 38.5%, versus a comparable actual tax rate for the full fiscal year 2014 of 37.0%.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $5.3 million, or 7.8%, to $62.5 million for the three months ended June 30, 2015, compared to $67.8 million for the three months ended June 30, 2014. Net earnings, as a percentage of net sales, decreased by 60 basis points to 6.5% for the three months ended June 30, 2015, compared to 7.1% for the three months ended June 30, 2014.

The Nine Months Ended June 30, 2015 compared to the Nine Months Ended June 30, 2014

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Nine Months Ended June 30,
	2015	2014	Increase
Net sales:
Sally Beauty Supply	$1,747,222	$1,727,473	$19,749	1.1%
BSG	1,122,890	1,081,737	41,153	3.8%
Consolidated net sales	$2,870,112	$2,809,210	$60,902	2.2%

Gross profit:
Sally Beauty Supply	$958,457	$947,333	$11,124	1.2%
BSG	464,083	445,299	18,784	4.2%
Consolidated gross profit	$1,422,540	$1,392,632	$29,908	2.1%

Gross profit margin:
Sally Beauty Supply	54.9%	54.8%	0.1%
BSG	41.3%	41.2%	0.1%
Consolidated gross profit margin	49.6%	49.6%	0.0%

Net Sales

Consolidated net sales increased by $60.9 million, or 2.2%, for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $74.6 million, or 2.7% of consolidated net sales, compared to the nine months ended June 30, 2014. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses and distributor sales consultants, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $13.7 million, or 0.5% of consolidated net sales, compared to the nine months ended June 30, 2014. Consolidated net sales for the nine months ended June 30, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of $59.7 million, resulting primarily from a stronger U.S. dollar during the nine months ended June 30, 2015.

For the nine months ended June 30, 2015, consolidated net sales reflect a 2.7% same store sales growth rate compared to a 1.7% growth rate for the nine months ended June 30, 2014. For the nine months ended June 30, 2015, our consolidated same store sales growth rate was positively impacted primarily by improved customer traffic in the U.S. in the BSG segment compared to the nine months ended June 30, 2014. For the nine months ended June 30, 2014, our consolidated same store sales growth rate was adversely affected by lower traffic in both operating segments driven primarily by inclement weather in the U.S.

The $60.9 million increase in consolidated net sales is primarily the result of an increase in unit volume (including increases in sales at existing stores and the incremental sales related to 157 company-operated stores opened during the last twelve months).

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $19.7 million, or 1.1%, for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $24.5 million, or 1.4% of segment net sales. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a net decrease in sales of approximately $4.7 million, or 0.3% of segment net sales, compared to the nine months ended June 30, 2014. Net sales for Sally Beauty Supply for the nine months ended June 30, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $49.1 million.

For the nine months ended June 30, 2015, the Sally Beauty Supply segment’s net sales reflect a 1.7% same store sales growth rate compared to a 1.1% growth rate for the nine months ended June 30, 2014. For the nine months ended June 30, 2015, the Sally Beauty Supply segment’s same store sales growth rate was positively impacted by a higher average sales transaction amount at our U.S. stores compared to the nine months ended June 30, 2014. For the nine months ended June 30, 2014, the segment’s same store sales growth rate was adversely affected by lower traffic driven primarily by inclement weather in the U.S.

The $19.7 million increase in the Sally Beauty Supply segment’s net sales is primarily the result of an increase in unit volume (including increases in sales at existing stores and the incremental sales related to 137 company-operated stores opened during the last twelve months).

Beauty Systems Group.  Net sales for BSG increased by $41.2 million, or 3.8%, for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $50.1 million, or 4.6% of segment net sales, and sales through our distributor sales consultants contributed an increase of approximately $5.5 million, or 0.5%, compared to the nine months ended June 30, 2014. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months) in the aggregate experienced a net decrease in sales of approximately $14.4 million, or 1.3% of segment net sales, compared to the nine months ended June 30, 2014, primarily as a result of fewer acquisitions. Net sales for BSG for the nine months ended June 30, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $10.6 million.

For the nine months ended June 30, 2015, the BSG segment’s net sales reflect a 5.1% same store sales growth rate compared to a 3.4% growth rate for the nine months ended June 30, 2014. For the nine months ended June 30, 2015, the segment’s same store sales growth rate was positively impacted by improved customer traffic in the U.S. compared to the nine months ended June 30, 2014.

The $41.2 million increase in the BSG segment’s net sales reflects increases in unit volume (including increases in sales at existing stores and the incremental sales related to 20 company-operated stores opened during the last twelve months) and average unit prices (resulting from changes in product mix, including the impact of certain third-party brands with higher average unit prices introduced in the preceding 12 months).

Gross Profit

Consolidated gross profit increased by $29.9 million, or 2.1%, for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014, principally due to higher sales volume in both business segments. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, was 49.6% for both the nine months ended June 30, 2015 and the nine months ended June 30, 2014. Consolidated gross profit for the nine months ended June 30, 2015 is inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $28.0 million.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $11.1 million, or 1.2%, for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014, principally as a result of higher sales volume and slightly improved gross profit margin. Sally Beauty Supply’s gross profit as a percentage of net sales was 54.9% for the nine months ended June 30, 2015, compared to 54.8% for the nine months ended June 30, 2014 primarily as a result of a shift in product mix (to higher margin product) resulting from a shift in customer preferences.

Beauty Systems Group.  BSG’s gross profit increased by $18.8 million, or 4.2%, for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014, principally as a result of higher sales volume and slightly improved gross profit margin. BSG’s gross profit as a percentage of net sales was 41.3% for the nine months ended June 30, 2015, compared to 41.2% for the nine months ended June 30, 2014 primarily as a result of a shift in sales channel mix (to higher margin store-based product sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $29.3 million, or 3.1%, for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. This increase was attributable in part to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and businesses acquired in the preceding 12 months (approximately 157 net additional company-operated stores added since June 30, 2014, which represents a 3.4% increase in the number of stores). In addition, the increase reflects higher expenses primarily associated with our self-funded employee healthcare benefits program in the U.S. (approximately $1.9 million), higher recruitment and compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $3.2 million), higher expenses related to on-going upgrades to our information technology systems (approximately $3.0 million), higher advertising expenses (approximately $2.9 million), higher expenses principally associated with store remodels and relocations (approximately $1.7 million) in the Sally Beauty Supply segment, higher corporate expenses related to the data security incidents and to ongoing data security upgrades (approximately $4.0 million), and expenses in connection with the restructuring of our Sally Beauty Supply’s operations in Germany (approximately $1.1 million). Selling, general and administrative expenses, as a percentage of net sales, increased to 34.2% for the nine months ended June 30, 2015, compared to 33.9% for the nine months ended June 30, 2014, mainly as a result of the expense increases mentioned earlier in this paragraph. Consolidated selling, general and administrative expenses for the nine months ended June 30, 2015 are inclusive of a net positive impact from changes in foreign currency exchange rates of approximately $23.5 million, resulting from a stronger U.S. dollar during the nine months ended June 30, 2015.

Depreciation and Amortization

Consolidated depreciation and amortization was $64.2 million for the nine months ended June 30, 2015, compared to $58.7 million for the nine months ended June 30, 2014. This increase reflects the incremental depreciation and amortization expenses associated primarily with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments, store remodels in the Sally Beauty Supply segment and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in that period.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Nine Months Ended June 30,
	2015	2014	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$314,532	$323,790	$(9,258)	(2.9)%
BSG	173,290	162,964	10,326	6.3%
Segment operating profit	487,822	486,754	1,068	0.2%
Unallocated expenses	(98,263)	(87,580)	10,683	12.2%
Share-based compensation expense	(13,466)	(18,297)	(4,831)	(26.4)%
Operating earnings	$376,093	$380,877	$(4,784)	(1.3)%

Consolidated operating earnings decreased by $4.8 million, or 1.3%, for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. The decrease in consolidated operating earnings reflects higher unallocated expenses and a decrease in our Sally Beauty Supply segment’s operating profit, partially offset by an increase in our BSG segment’s operating profit and lower share-based compensation expense, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased by 50 basis points to 13.1% for the nine months ended June 30, 2015, compared to 13.6% for the nine months ended June 30, 2014. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, as described below.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $9.3 million, or 2.9%, for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. This decrease was primarily a result of the incremental costs related to 137 net additional company-operated stores (stores opened during the past twelve months, which represents a 3.9% increase in the number of stores) operating during the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. In addition, the increase reflects higher advertising expenses of $3.3 million, higher depreciation expense principally associated with capital expenditures for store openings and remodels, and information technology upgrades (approximately $3.3 million), higher expenses primarily associated with our self-funded employee healthcare benefits program in the U.S. (approximately $2.0 million), higher expenses principally associated with store remodels and relocations (approximately $1.7 million), expenses in connection with the restructuring of our operations in Germany (approximately $1.1 million) and higher recruitment and compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $1.0 million). Segment operating earnings, as a percentage of net sales, decreased to 18.0% for the nine months ended June 30, 2015, compared to 18.7% for the nine months ended June 30, 2014. This decrease reflects higher operating expenses as a percentage of the segment’s net sales, mainly as a result of the expense increases mentioned earlier in this paragraph, partially offset by the slight improvement in the segment’s gross profit margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $10.3 million, or 6.3%, for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014, primarily as a result of increased sales and slightly improved gross profit margin as described above. This increase was partially offset by the incremental costs related to 20 net additional company-operated stores (stores opened during the past twelve months) operating during the nine months ended June 30, 2015, as well as by higher allowance for doubtful accounts receivable (approximately $0.7 million, predominantly related to one customer) and higher expenses related primarily to upgrades to our BSG information technology systems (approximately $0.8 million). Segment operating earnings, as a percentage of net sales, increased to 15.4% for the nine months ended June 30, 2015, compared to 15.1% for the nine months ended June 30, 2014. This increase reflects a reduction in the segment’s operating expenses as a percentage of the segment’s net sales and the slight increase in the segment’s gross profit margin described above.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $10.7 million, or 12.2%, for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. This increase was due primarily to higher employee compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $1.9 million), higher corporate expenses related primarily to on-going upgrades to our information technology systems (approximately $2.0 million), higher corporate expenses related primarily to the data security incidents and ongoing data security upgrades (approximately $4.0 million) and higher professional fees related to new business development and other corporate initiatives (approximately $0.8 million).

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements decreased by $4.8 million to $13.5 million for the nine months ended June 30, 2015, compared to $18.3 million for the nine months ended June 30, 2014. This decrease was mainly due to lower aggregate fair value at the date of grant of the stock options awarded during the nine months ended June 30, 2015 and the impact of awards that became fully vested since June 30, 2014. In addition, this decrease reflects the impact of a $3.5 million stock options award in connection with the executive management transition plan during the nine months ended June 30, 2014, without a comparable award in the nine months ended June 30, 2015.

Interest Expense

Interest expense was $87.7 million for the nine months ended June 30, 2015, compared to $87.1 million for the nine months ended June 30, 2014. The increase in interest expense was primarily due to the effect of higher principal balances on our debt outstanding during the nine months ended June 30, 2015, including the senior notes due 2023 issued on October 29, 2013, partially offset by lower borrowings under our ABL facility compared to the nine months ended June 30, 2014.

Provision for Income Taxes

The provision for income taxes was $109.5 million and $109.6 million, and the effective income tax rate was 38.0% and 37.3%, for the nine months ended June 30, 2015 and 2014, respectively.

The annual effective tax rate for the full fiscal year 2015 is currently expected to be in the range of 37.5% to 38.5%, versus a comparable actual tax rate for the full fiscal year 2014 of 37.0%.

Net Earnings

As a result of the foregoing, consolidated net earnings were $178.9 million for the nine months ended June 30, 2015, compared to $184.2 million for the nine months ended June 30, 2014. Net earnings, as a percentage of net sales, decreased by 40 basis points to 6.2% for the nine months ended June 30, 2015, compared to 6.6% for the nine months ended June 30, 2014.

Financial Condition

June 30, 2015 Compared to September 30, 2014

Working capital (current assets less current liabilities) increased by $179.0 million to $819.6 million at June 30, 2015, compared to $640.6 million at September 30, 2014. The ratio of current assets to current liabilities was 2.79 to 1.00 at June 30, 2015, compared to 2.38 to 1.00 at September 30, 2014. The increase in working capital reflects an increase of $174.6 million in current assets and a decrease of $4.4 million in current liabilities. The increase in current assets as of June 30, 2015, is principally due to an increase in cash and cash equivalents of $132.6 million (please see “Liquidity and Capital Resources” below for a description of our sources and uses of cash), an increase of $46.1 million in inventory and an increase of $7.1 million in other current assets, partially offset by a decrease in trade accounts receivable and accounts receivable, other, in the aggregate, of $11.3 million. The decrease in current liabilities is principally due to a decrease of $29.5 million in accrued liabilities, partially offset by an increase of $25.9 million in accounts payable, as discussed below.

Trade accounts receivable and accounts receivable, other, in the aggregate, decreased by $11.3 million to $87.2 million at June 30, 2015, compared to $98.5 million at September 30, 2014 due primarily to the timing of collections from customers and vendors of balances outstanding and the impact of foreign currency translation adjustments. Inventory increased by $46.1 million to $874.5 million at June 30, 2015, compared to $828.4 million at September 30, 2014 due primarily to an increase in the number of company-operated stores (approximately 107 net additional company-operated stores added since September 30, 2014), the addition of new product lines in both operating segments and the expansion of our BSG segment’s exclusive distribution rights into new geographic areas in the U.S., partially offset by the impact of foreign currency translation adjustments of approximately $16.3 million. Other current assets increased by $7.1 million to $46.1 million at June 30, 2015, compared to $39.0 million at September 30, 2014 due primarily to the timing of payments due from suppliers in the ordinary course of our business and the timing of certain estimated income tax payments. Accounts payable increased by $25.9 million to $285.4 million at June 30, 2015, compared to $259.5 million at September 30, 2014 due primarily to the timing of payments to suppliers mainly in connection with purchases of merchandise inventory and capital expenditures. Accrued liabilities decreased by $29.5 million to $169.3 million at June 30, 2015, compared to $198.8 million at September 30, 2014, due primarily to the timing of payments of interest on our senior notes and the impact of foreign currency translation adjustments. Interest on the senior notes due 2019, 2022 and 2023 is payable semi-annually, during the Company’s first and third fiscal quarters.

Total stockholders’ deficit, for the nine months ended June 30, 2015, decreased by $156.9 million primarily as a result of net earnings of $178.9 million, and share-based compensation expense, the impact of exercises of stock options and other share-based compensation activity, in the aggregate, of approximately $87.6 million, partially offset by our repurchase and subsequent retirement of approximately 2.3 million shares of our common stock for approximately $74.3 million and foreign currency translation adjustments, net of tax, of $35.3 million.

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

At June 30, 2015, cash and cash equivalents were $239.1 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, fund share repurchases and potential acquisitions and finance anticipated capital expenditures, including information technology upgrades, over the next twelve months.

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

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. During the nine months ended June 30, 2015, we did not borrow funds under the ABL facility. As of June 30, 2015, there were no borrowings outstanding under the ABL facility and Sally Holdings had $476.9 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

During the nine months ended June 30, 2015, we repurchased and retired approximately 2.3 million shares of our common stock under the 2014 Share Repurchase Program at an aggregate cost of $74.3 million, which we funded with existing cash balances and cash from operations. In addition, during the nine months ended June 30, 2014, we repurchased and retired approximately 11.4 million shares of our common stock under the 2013 Share Repurchase Program (a share repurchase program approved by the Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at an aggregate cost of $301.7 million. We funded these share repurchases with existing cash balances, cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our October 2013 debt issuance. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. As required by GAAP, we recorded in accumulated deficit any amounts paid to repurchase shares in excess of the balance of additional paid-in capital. As of June 30, 2015, we had approximately $925.7 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for acquisitions, capital expenditures, repayments of long-term debt and share repurchases. The following table shows our sources and uses of funds for the nine months ended June 30, 2015 and 2014 (in thousands):

	Nine Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$206,911	$193,463
Net cash used by investing activities	(73,414)	(54,541)
Net cash provided (used) by financing activities	916	(139,921)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,843)	213
Net increase (decrease) in cash and cash equivalents	$132,570	$(786)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2015 increased by $13.4 million to $206.9 million, compared to $193.5 million during the nine months ended June 30, 2014, mainly due to net changes in the components of working capital in the normal course of our business ($21.3 million), partially offset by lower net earnings of $5.3 million.

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2015 increased by $18.9 million to $73.4 million, compared to $54.5 million during the nine months ended June 30, 2014. This increase reflects, in the Sally Beauty Supply segment, capital expenditures related to store remodels primarily in the U.S. and to ongoing information technology upgrades in both business segments during the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. This increase was partially offset by a decrease in cash used for acquisitions of $2.0 million, net of cash acquired, during the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014.

Net Cash Provided (Used) by Financing Activities

Net cash provided by financing activities changed by $140.8 million to cash provided of $0.9 million during the nine months ended June 30, 2015, compared to cash used of $139.9 million during the nine months ended June 30, 2014. This change was primarily due to a decrease in cash used to repurchase shares of our common stock of $227.4 million, an increase in proceeds from exercises of stock options and in excess tax benefits resulting from share-based compensation activity, in the aggregate, of $41.8 million, and the impact of debt issuance costs of $3.9 million paid in connection with issuance of the senior notes due 2023 in the nine months ended June 30, 2014 with no comparable amount in the nine months ended June 30, 2015, partially offset by a decrease in net borrowings under our long-term debt of $132.3 million.

Long-Term Debt

Outstanding Long-Term Debt

In November 2006, the Company, through its subsidiaries (Sally Investment and Sally Holdings) incurred $1,850.0 million of indebtedness in connection with the Company’s separation from its former parent, Alberto-Culver.

In the fiscal year ended September 30, 2011, Sally Holdings entered into a $400 million, five-year asset-based senior secured loan facility (the “ABL facility”). The availability of funds under the ABL facility, as amended in June 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. In July 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 2018 and improved certain other covenant terms. At June 30, 2015, the Company had $476.9 million available for borrowing under the ABL facility, including the Canadian sub-facility. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

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

Details of long-term debt (excluding capitalized leases) as of June 30, 2015 are as follows (dollars in thousands):

	Amount	Maturity Dates	Interest Rates
ABL facility	$—	July 2018	(i) Prime plus (0.50% to 0.75)% or;
			(ii) LIBOR (a) plus (1.50% to 1.75)%
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022 (b)	856,743	June 2022	5.750%(b)
Senior notes due 2023	200,000	Nov. 2023	5.500%
Total	$1,806,743

(a) LIBOR means the London Interbank Offered Rate.

(b)               Includes unamortized premium of $6.7 million related to notes with an aggregate principal amount of $150.0 million. The 5.75% interest rate relates to notes in the aggregate principal amount of $850.0 million.

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

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of June 30, 2015, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At June 30, 2015, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At June 30, 2015, the Company’s Consolidated Coverage Ratio was approximately 5.6 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At June 30, 2015, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of June 30, 2015, the Consolidated Fixed Charge Coverage Ratio was approximately 3.4 to 1.0.

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

Capital Requirements

During the nine months ended June 30, 2015, capital expenditures were approximately $72.1 million, including amounts incurred but not paid at June 30, 2015. For the fiscal year 2015, we anticipate total capital expenditures to be in the range of approximately $95.0 million to $100.0 million, excluding acquisitions. These capital expenditures will primarily fund the addition of new stores and remodeling, expansion or relocation of existing stores, as well as certain corporate projects in the ordinary course of our business, including ongoing technology upgrades.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2014.

Off-Balance Sheet Financing Arrangements

At June 30, 2015 and September 30, 2014, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $23.1 million and $22.0 million at June 30, 2015 and September 30, 2014, respectively.

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

Recent Accounting Pronouncements

We have not yet adopted and are currently assessing the potential effect of the following pronouncement on our consolidated financial statements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (after giving effect to a vote by the FASB held in July 2015). Early application is permitted for public companies, but no earlier than December 16, 2016. The Company has not yet selected a transition method nor determined the effect of the new standard on its financial statements.

In addition, we have not yet adopted the following recent accounting pronouncements and we do not believe the adoption of these pronouncements will have a material effect on our consolidated financial statements:

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which is intended to narrow down the alternative methods available for valuing inventory. The new guidance does not apply to inventory currently measured using the last-in, first-out (LIFO) or the retail inventory valuation methods. Under the new standard, inventory valued using other methods, including the first-in, first-out (FIFO) method, must be valued at the lower of cost or net realizable value. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. This new guidance must be applied on a prospective basis. Early adoption is permitted.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which will require that capitalized debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability. The Company currently presents capitalized debt issuance costs, net of accumulated amortization, in other assets in its consolidated balance sheets. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This new guidance must be applied on a retrospective basis. Early adoption is permitted under certain circumstances.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America. For each of the fiscal years 2014, 2013 and 2012, approximately 19% of our consolidated net sales were made in currencies other than the U.S. dollar. For the nine months ended June 30, 2015, consolidated net sales are inclusive of an approximately $59.7 million net negative impact from changes in foreign currency exchange rates and other comprehensive income (loss) reflects approximately $35.3 million in foreign currency translation adjustments, net of tax. For the nine months ended June 30, 2015, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.8% in the nine months ended June 30, 2015 and would have impacted our consolidated total assets by approximately 2.3% at June 30, 2015.

Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. As more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and in this Quarterly Report, the Company uses from time to time foreign exchange contracts to mitigate its remaining exposure to changes in foreign currency exchange rates. There have been no material changes to the aggregate notional amount of foreign exchange contracts held by the Company since September 30, 2014. At June 30, 2015, the aggregate net fair value of all foreign exchange contracts was $0.6 million, consisting of contracts in an asset position of approximately $0.9 million and contracts in a liability position of approximately $0.3 million.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net gains of $4.0 million and net losses of $1.0 million for the nine months ended June 30, 2015 and 2014, respectively, in connection with the Company’s foreign currency derivatives instruments, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At June 30, 2015, there were no borrowings outstanding under the ABL facility and the Company held no interest rate swap or similar derivative instruments.

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

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at June 30, 2015.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2015, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended June 30, 2015:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2015	—	$—	—	$932,475,826
May 1 through May 31, 2015	59,680	30.94	59,680	930,629,369
June 1 through June 30, 2015	159,449	30.81	159,449	925,716,056
Total this quarter	219,129	$30.85	219,129	$925,716,056

(1)          The table above does not include 33,591 shares of the Company’s common stock surrendered by grantees during the three months ended June 30, 2015 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

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
3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Fifth Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 30, 2014

4.1

Joinder to Loan Documents, dated as of May 28, 2015, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Military Supply LLC, Loxa Beauty LLC and Bank of America, N.A.*†

4.2

Third Supplemental Indenture, dated as of May 28, 2015, by and among Loxa Beauty LLC, Sally Beauty Military Supply LLC, Sally Holdings LLC, Sally Capital Inc., each existing Parent Guarantor and Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association*

4.3

Third Supplemental Indenture, dated as of May 28, 2015, by and among Loxa Beauty LLC, Sally Beauty Military Supply LLC, Sally Holdings LLC, Sally Capital Inc., each existing Parent Guarantor and Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Christian A. Brickman*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Mark J. Flaherty*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements.*

* Included herewith

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

Date: August 6, 2015

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer