Form 10-K
period 2015-09-30
Sally Beauty Holdings, Inc.
filed 2015-11-12
CIK 1368458

Use these links to rapidly review the document

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐    NO ☒

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on March 31, 2015 was approximately $5,386,657,000. At November 6, 2015, there were 151,856,731 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

  •
  the possibility of material interruptions in the supply of products by our third-party manufacturers or distributors or increases in the prices of the products we purchase from our third-party manufacturers or distributors;

  •
  products sold by us being found to be defective in labeling or content;

  •
  compliance with current laws and regulations or becoming subject to additional or more stringent laws and regulations;

  •
  the success of our strategic initiatives, including our store refresh program and increased marketing efforts, to enhance the customer experience, attract new customers, drive brand awareness and improve customer loyalty;

  •
  the success of our e-commerce businesses;

  •
  product diversion to mass retailers or other unauthorized resellers;

  •
  the operational and financial performance of our Armstrong McCall, L.P., which we refer to as Armstrong McCall, franchise-based business;

  •
  successfully identifying acquisition candidates and successfully completing desirable acquisitions;

  •
  integrating acquired businesses;

  •
  the success of our existing stores, and our ability to increase sales at existing stores;

  •
  opening and operating new stores profitably;

  •
  the volume of traffic to our stores;

  •
  the impact of the health of the economy upon our business;

ii

  •
  the success of our cost control plans;

  •
  rising labor and rental costs;

  •
  protecting our intellectual property rights, particularly our trademarks;

  •
  the risk that our products may infringe on the intellectual property rights of others or that we may be required to defend our intellectual property rights;

  •
  conducting business outside the United States;

  •
  successfully updating and integrating our information technology systems;

  •
  disruption in our information technology systems;

  •
  a significant data security breach, including misappropriation of our customers', or employees' or suppliers' confidential information, and the potential costs related thereto;

  •
  the negative impact on our reputation and loss of confidence of our customers, suppliers and others arising from a significant data security breach;

  •
  the costs and diversion of management's attention required to investigate and remediate a data security breach and to continuously upgrade our information technology security systems to address evolving cyber security threats;

  •
  the ultimate determination of the extent or scope of the potential liabilities relating to our past data security incidents;

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

iii

PART I

ITEM 1. BUSINESS

Introduction

Sally Beauty Holdings, Inc. is an international specialty retailer and distributor of professional beauty supplies with operations primarily in North America, South America and Europe. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. At September 30, 2015, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. As of September 30, 2015, through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,792 company-operated stores and supplied 175 franchised stores. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 958 professional distributor sales consultants who sell directly to salons and salon professionals. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. Through Sally Beauty Supply and BSG, we have store locations in the United States (including Puerto Rico), Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Approximately 81% of our consolidated net sales for each of the fiscal years ended September 30, 2015, 2014 and 2013 were from customers located in the U.S. For the fiscal year ended September 30, 2015, our consolidated net sales and operating earnings were $3,834.3 million and $495.3 million, respectively.

Professional Beauty Supply Industry Distribution Channels

The professional beauty supply industry serves end-users through four distribution channels: full-service/exclusive distribution, open-line distribution, direct and mega-salon stores.

Full-Service/Exclusive

This channel exclusively serves salons and salon professionals and distributes "professional-only" products for use in salons and resale to consumers in salons. Many brands are distributed through exclusive arrangements with suppliers by geographic territory. BSG is a leading full-service distributor in the U.S.

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

Direct

This channel focuses on direct sales to salons and salon professionals by large manufacturers. This is the dominant form of distribution in Europe, but represents a smaller channel in the U.S. due to the highly fragmented nature of the U.S. salon industry, which makes direct distribution cost prohibitive for many manufacturers. In addition, we offer our BSG products for sale to salons and salon professionals through the Company's websites (www.cosmoprofequipment.com, www.cosmoprofbeauty.com, www.loxabeauty.com and www.ebobdirect.com).

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

Increasing use of exclusive-label products.    We offer an extensive range of exclusive-label professional beauty products, predominantly in our Sally Beauty Supply segment. As our lines of exclusive-label products have matured and become better known in our retail stores, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products and, accordingly, we believe that growth in our sales of these products will likely enhance our overall gross margins. Furthermore, we believe that we provide our customers with a unique value proposition by offering compelling exclusive-label brands that we believe to be of the same quality as leading third-party branded products at an attractive price. Please see "Risk Factors—We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner" and "We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

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

International growth strategies.    A key element of our growth strategy depends on our ability to capitalize on international growth opportunities and to grow our current level of non-U.S. operations. For example, during the fiscal year ended September 30, 2015, our number of international company-operated stores increased from 850 stores to 886 stores. In addition, we have completed a number of international acquisitions over the past several years that increased our European and South American footprint. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth opportunities. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth opportunities may be affected by business, legal, regulatory and economic risks. Please see "Risk Factors—We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions," "If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations" and "Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks."

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

Relationships with suppliers.    Sally Beauty Supply and BSG, and their respective suppliers are dependent on each other for the distribution of beauty products. We do not manufacture any of the products we sell, including our exclusive-label products, and purchase these products from a limited number of manufacturers. As is typical in distribution businesses (particularly in our industry), these relationships are subject to change from time to time (which often results in the expansion or loss of distribution rights, including exclusive rights, in various geographies and the addition or loss of product lines). Since we purchase products from many of those manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days' notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, vendors may change the terms upon which they sell to us, as we do not have contractual assurances for the continued supply of products, pricing terms or access to the vendor's new products. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating profits. We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with current and prospective suppliers or by acquisitions of existing distributors. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

High level of competition.    Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, mass merchandisers, on-line retailers, drug stores and supermarkets, as well as salons retailing hair care items. Although Sally Beauty Supply positions itself to be competitive on price, its primary focus is to be a source of professional advice, solutions and salon-quality products, rather than a discount leader. BSG competes with other domestic and international beauty product wholesale and retail suppliers and manufacturers selling professional beauty products directly to salons and individual salon professionals. Although we believe BSG positions itself to be competitive on price, its primary focus is to provide a comprehensive selection of branded products to the salon professional. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products. The increasing availability of unauthorized professional salon products in large-format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. We primarily compete with these competitors on price, selection, convenience and customer service. Our continued success is dependent on our ability to successfully compete with our competitors and the success of our strategic initiatives to enhance the customer experience, drive brand awareness and improve customer loyalty. Please see "Risk Factors—The beauty products distribution industry is highly competitive and is consolidating."

Economic conditions.    We appeal to a wide demographic consumer profile and offer an extensive selection of professional beauty products sold directly to retail consumers, and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate. However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our electrical products category and our full-service sales business. In addition, higher freight costs including those resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see "Risk Factors—The health of the economy in the geographies we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations."

Controlling expenses.    An important aspect of our business is our ability to control costs by right-sizing and maximizing the efficiency of our business, particularly in an environment of increasing labor and real estate costs. We currently expect significant labor and rental cost increases to continue for the foreseeable future as we compete for talent and attractive retail locations with other retailers. Please see "Risk Factors—We are not certain that our ongoing cost control plans will continue to be successful."

Opening new stores.    Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas and, more specifically, in international geographies as international growth becomes an increasing driver of our future growth and the U.S. marketplace becomes more saturated. While the capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, vary from geography to geography, such capital requirements have historically been relatively low in the U.S. and Canada. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our business, financial condition or results of operations. Please see "Risk Factors—If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected."

Changes to our information technology systems.    As our operations grow in both size and scope and as cyber-attacks and security intrusions involving retailers have become more frequent, we will continuously need to improve and upgrade our information systems and infrastructure while maintaining the reliability and integrity of those systems and infrastructure. These improvements include putting in place a standardized enterprise resource planning ("ERP") system for both our domestic and international operations, as well as upgrading our e-commerce platforms and our customer relationship management (CRM) technology. We also anticipate taking actions and incurring additional costs to further strengthen the security of our information technology systems, including the adoption of payment terminals with end-to-end encryption technology in order to enhance the security of our credit card payment systems. Please see "Risk Factors—We may be adversely affected by any disruption in our information technology systems" and "Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results."

Business Segments, Geographic Area Information and Seasonality

We operate in two business segments: (i) Sally Beauty Supply, an open-line and exclusive-label retailer of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals primarily in North America, Puerto Rico, South America and Europe, and (ii) BSG, including its franchise-based business Armstrong McCall, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories, primarily in North America, the United Kingdom and certain other European countries. For each of the fiscal years ended September 30, 2015, 2014 and 2013, Sally Beauty Supply accounted for approximately 61% and BSG accounted for approximately 39% of the Company's consolidated net sales.

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

Sally Beauty Supply

As of September 30, 2015, Sally Beauty Supply operated 3,655 company-operated retail stores, 2,868 of which are located in the U.S., with the remaining 787 company-operated retail stores located in Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 18 franchised stores located in the United Kingdom, Belgium and certain other European countries. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 stock keeping units, or SKUs, of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. We believe that Sally Beauty Supply has differentiated itself from its competitors through its customer value proposition based on delivering an extensive selection of leading third-party branded and exclusive-label professional beauty products at attractive prices through knowledgeable sales associates and convenient store locations.

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

During the past year, we have implemented a store refresh initiative designed to transform the consumer experience at our Sally Beauty Supply stores, primarily in the U.S, by upgrading the look, feel and "shopability" of our stores. As part of this initiative we have added an interactive "nail studio" display and upgraded key merchandising sections across all of our U.S. Sally Beauty Supply stores. We have also installed new hardwood floors, LED lighting and updated signage at many of our U.S. Sally Beauty Supply stores. Our store refresh initiative has provided our customers with a brighter and more engaging store that is easier to navigate than our older stores. At September 30, 2015, we have completed installing the "nail studio" in all Sally Beauty Supply stores in the U.S., have refreshed approximately 960 stores and expect to complete refresh of an additional 500 stores each year, beginning in the fiscal year 2016. The average capital requirement per store to complete our store refresh is approximately $20,000.

   Merchandise

Sally Beauty Supply stores carry an extensive selection of third-party branded and exclusive-label professional beauty supplies. Sally Beauty Supply manages each category by product and by SKU and uses centrally developed plan-o-guides to maintain a consistent merchandise presentation across its store base (primarily in the U.S. and Canada). Through its information systems, Sally Beauty Supply actively monitors each store's performance by category. We believe Sally Beauty Supply's tailored merchandise strategy enables it to meet local demands and helps drive customer traffic into its stores. Additionally, Sally Beauty Supply's information systems (implemented in its North American and the majority of its European locations) enable it to track and automatically replenish inventory levels, generally on a weekly basis, allowing it to maintain consistently high levels of in-stock merchandise, including both regular-priced and promotional items. Please see Liquidity and Capital Resources in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report.

Sally Beauty Supply's pricing strategy is differentiated by customer segment. Professional salon customers are generally entitled to a price lower than that received by retail customers. However, Sally Beauty Supply does offer discounts to retail customers through its customer loyalty program (please see "Marketing and Advertising" below).

The following table sets forth the approximate percentage of Sally Beauty Supply's sales by product category:

	Fiscal Year Ended September 30,
	2015	2014	2013
Hair color	24.5%	23.3%	22.9%
Hair care	22.0%	21.9%	22.1%
Skin and nail care	15.7%	16.5%	15.6%
Brushes, cutlery and accessories	13.6%	13.5%	13.8%
Electrical appliances	8.9%	9.7%	9.9%
Ethnic products	6.9%	7.1%	7.5%
Other beauty items	8.4%	8.0%	8.2%

Total	100.0%	100.0%	100.0%

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

   Exclusive-Label Products

Sally Beauty Supply offers an extensive selection of exclusive-label professional beauty products. We believe that our exclusive-label products are of equal quality as higher-priced leading third-party brands and provide customers with an attractive alternative to these higher-priced products, further strengthening our value proposition. Exclusive-label products accounted for approximately 47% of Sally Beauty Supply's product sales in the U.S. during the fiscal year 2015. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products, and we believe this area offers continued growth potential. Sally Beauty Supply maintains exclusive-label products in substantially all its product categories. Sally Beauty Supply intends to continue to invest in the growth of its exclusive-label brands and to actively promote these products in an effort to strengthen this category of products, while also making these brands more distinctive and well-known.

   Marketing and Advertising

Sally Beauty Supply's marketing programs are designed to drive customer traffic on the short-term and, on the long-term, brand preference by differentiating the Company as a source of professional advice, solutions and salon-quality products at competitive prices, all backed by our "Love It or Return It" guarantee. Our marketing programs differentiate between our two distinct customer groups: retail customers and salon professionals.

We continuously adapt our marketing initiatives and adjust our media mix and messaging with the goal of achieving the highest possible return on our marketing and advertising dollars. We target existing and potential customers through an integrated marketing approach designed to touch the customer through every medium he or she engages in, including direct mail, email, social media, text, digital advertising, print advertising (including full page ads in fashion magazines) and, most recently, television (primarily in U.S.), through our Project Runway partnership.

We have recently transformed our sallybeauty.com website from a largely transactional based website to a content rich experience that offers customers the ability to research styles, trends and products, which we believe has significantly increased the number of visitors to our site and improved our online sales. We currently offer an average of 8,500 SKUs of our Sally Beauty Supply products for sale through our website (www.sallybeauty.com) and believe that our website enhances our other efforts intended to promote consumer awareness of Sally Beauty Supply's products, including through the use of educational videos and the presentation of relevant beauty tips and extensive product information. We frequently update the design of our website in an effort to enhance its appeal to our existing and prospective customers. In addition to generating e-commerce sales, we believe our website is an important vehicle to reach consumers researching beauty products online who could potentially visit our stores as a result of their experience with our website. Please see "Risk Factors—Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores."

Sally Beauty Supply's customer loyalty and CRM programs, primarily in the U.S. and Canada, allow Sally Beauty Supply the opportunity to collect valuable point-of-sale customer data in order to increase its understanding of customers' needs and enhance our ability to market to them in more personalized and relevant ways. The Sally "Beauty Club" is a loyalty program for customers who are not salon professionals. Beauty Club members, after paying a nominal annual fee, are eligible to receive a discounted price on almost every non-sale item. Members can also earn rewards and are eligible to receive direct mail, text messages and e-mail communications that contain special offers, beauty tips and new product information. We have recently improved the sophistication of our CRM capabilities to better respond to our customers' behavior in an effort to drive the customer experience and increase sales.

In addition, Sally Beauty Supply's "ProCard" is a loyalty program for licensed salon professionals. ProCard members are eligible to receive discounts on all beauty products sold at Sally Beauty Supply's stores and website, as well as special offerings available only to salon professionals. Outside the U.S. and Canada, our customer loyalty and marketing programs vary by marketplace.

   Store Locations

Sally Beauty Supply selects geographic areas and store sites on the basis of demographic information, the quality and nature of neighboring tenants, store visibility and location accessibility. Sally Beauty Supply seeks to locate stores primarily in strip malls, which are occupied by other high traffic retailers including grocery stores, mass merchants and home centers.

Sally Beauty Supply balances its store expansion between new and existing marketplaces, with future store growth expected primarily in non-U.S. geographies. In its existing marketplaces, Sally Beauty Supply adds stores as necessary to provide additional coverage. In new marketplaces, Sally Beauty Supply generally seeks to expand in geographically contiguous areas to leverage its experience. We believe that Sally Beauty Supply's knowledge of local marketplaces is an important part of its success.

The following table provides a history of Sally Beauty Supply's store count (including franchised stores) during the last three fiscal years:

	Fiscal Year Ended September 30,
	2015	2014	2013
Stores open at beginning of period	3,563	3,424	3,309
Net store openings during period(a)	110	135	113
Stores acquired during period	—	4	2

Stores open at end of period	3,673	3,563	3,424

(a)
For the fiscal year 2015, net store openings reflect the closure of 15 underperforming stores in Germany in connection with the Germany restructure plan disclosed earlier in the fiscal year.

Beauty Systems Group

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of September 30, 2015, BSG had 1,137 company-operated stores, supplied 157 franchised stores and had a sales force of approximately 958 professional distributor sales consultants in the U.S., and in Canada, Mexico and certain European countries. Through BSG's large store base and sales force, including its franchise-based business Armstrong McCall, BSG is able to access a significant portion of the highly fragmented U.S. professional beauty salon services industry. BSG and Armstrong McCall stores provide a comprehensive selection of professional beauty products, featuring an average of 9,000 SKUs of merchandise, that include hair color, hair care, skin and nail care, beauty sundries and electrical appliances. BSG is also the exclusive source for certain well-known third-party branded products pursuant to BSG's exclusive distribution agreements with certain suppliers within specified geographic territories.

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

   Professional Distributor Sales Consultants

As of September 30, 2015, BSG had a network of approximately 958 professional distributor sales consultants ("DSC" or "DSCs"), which exclusively served salons and salon professionals.

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

We believe that our emphasis on recruitment, training, and sales-based compensation results in a sales force that distinguishes itself from other full-service/exclusive-channel distributors and the employment of sales consultants is an effective way to serve salons and salon professionals.

The following table sets forth the approximate percentage of BSG sales attributable to each major distribution channel:

	Fiscal Year Ended September 30,
	2015	2014	2013
Company-operated stores	66.4%	65.6%	64.7%
Professional distributor sales consultants (full-service)	25.1%	25.6%	26.0%
Franchise stores	8.5%	8.8%	9.3%

Total	100.0%	100.0%	100.0%

   Merchandise

BSG stores carry an extensive selection of third-party branded products, featuring an average of 9,000 SKUs of beauty products, including hair color and care, skin and nail care, beauty sundries and electrical appliances and other beauty items. Some products are available in bulk packaging for higher volume salon needs. Through BSG's information systems, each store's product sales performance is actively monitored, allowing maintenance of an optimal merchandise mix. Additionally, BSG's information systems track and automatically replenish inventory levels on a weekly basis, enabling BSG to maintain sufficient levels of product in stock. Although BSG positions itself to be competitive on price, its primary focus is to provide a comprehensive selection of branded products to the salon professional. BSG is also the exclusive source for certain well-known third-party branded products pursuant to BSG's exclusive arrangements with certain suppliers within specified geographic territories. Increasing our distribution of well-known brands is an important aspect of our growth strategy for BSG, and BSG has recently acquired distribution rights for important brands in new geographies and extended contracts with several key existing vendors. We believe that carrying an extensive selection of branded merchandise is critical to maintaining relationships with our professional customers. Please see Liquidity and Capital Resources in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report.

The following table sets forth the approximate percentage of BSG's sales attributable by product category:

	Fiscal Year Ended September 30,
	2015	2014	2013
Hair care	34.5%	35.0%	35.8%
Hair color	32.7%	30.8%	30.0%
Skin and nail care	9.5%	9.9%	10.2%
Electrical appliances	5.0%	5.5%	5.3%
Promotional items(a)	10.7%	11.8%	12.0%
Other beauty items	7.6%	7.0%	6.7%

Total	100.0%	100.0%	100.0%

(a)
Promotional items consist of sales from other categories that are sold on a value-priced basis.

   Marketing and Advertising

BSG's marketing program is designed primarily to promote its extensive selection of brand name products at competitive prices and to educate, motivate and empower its customers to grow professionally. BSG communicates on a frequent basis with its customers and potential customers, and distributes promotional material through multiple communication channels, including trade shows, educational events, store personnel, professional distributor sales consultants, print mail, e-mail, text and social media. In addition, we offer an average of 15,000 SKUs (primarily in the U.S. and excluding Loxa Beauty) of professional beauty products for sale through our websites (www.cosmoprofbeauty.com, www.cosmoprofequipment.com, and www.ebobdirect.com). We believe that our websites enhance our other efforts intended to promote awareness of BSG's products by salons, salon professionals and retail customers, as appropriate. Please see "Risk Factors—Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores." Some BSG stores also host monthly manufacturer-sponsored classes for salon professionals. These classes are held at BSG stores and led by manufacturer-employed educators. Salon professionals, after paying a small fee to attend, can learn about new products and beauty trends. We believe these classes also increase brand awareness and potentially drive sales in BSG stores. Furthermore, our recent improvements to our CRM capabilities have enabled us to more effectively communicate with our BSG customers.

   Loxa Beauty

BSG's www.loxabeauty.com is a website designed to connect salon professionals with their customers and offers approximately 4,200 SKUs of manufacturer-authorized professional beauty products (including leading third-party brands such as Paul Mitchell®, Rusk®, Sebastian®, CHI®, and Joico®). Loxa Beauty enables consumers to receive expert advice online from salon professionals of their choice while crediting the chosen salon professional with any resulting product sale. The salon professionals are able to assist their client in the selection of the best salon products for their clients' particular needs while earning sales commissions when their clients order products using the Loxa Beauty website. Loxa Beauty also offers a proprietary app for mobile devices which is optimized to allow salon professionals access to all site content as well as to periodically connect with their clients. We believe that this sales channel has good growth potential for BSG over the next several years. Please see "Risk Factors—Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores."

   Store Locations

BSG stores are primarily located in secondary strip shopping centers resulting in relatively lower operational costs per square foot than our retail stores. Although BSG stores are located in visible and convenient locations, we believe salon professionals are generally less sensitive about store location than our retail customers.

The following table provides a history of BSG's store count (including franchised stores) during the last three fiscal years:

	Fiscal Year Ended September 30,
	2015	2014	2013
Stores open at beginning of period	1,265	1,245	1,190
Net store openings during period	22	17	43
Stores acquired during period(a)	7	3	12

Stores open at end of period	1,294	1,265	1,245

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

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and will help drive our future growth:

The Largest Professional Beauty Supply Distributor in the U.S. with Multi-Channel Platform

We believe that Sally Beauty Supply and BSG together comprise the largest distributor of professional beauty products in the U.S. by store count. Our leading channel positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply marketplace, economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to generate and grow revenues across broad, diversified geographies, and customer segments using varying product assortments. In the U.S. and Puerto Rico, we offer from 8,000 SKUs (at a typical Sally Beauty Supply store) to 15,000 SKUs (at a BSG website, excluding Loxa Beauty) of professional beauty products through Sally Beauty Supply and BSG, respectively, to a broad potential customer base that includes retail consumers, salons and barbershops in the U.S.

Differentiated Customer Value Proposition

We believe that we offer our customers a strong value proposition based on providing salon quality products and solutions at attractive prices that is unique from our competitors. Our stores are conveniently located and offer a wide selection of professional beauty products (including leading third-party branded and exclusive-label merchandise), high levels of in-stock merchandise, beauty solutions and know-how delivered by our knowledgeable salespeople and competitive pricing. We also offer a comprehensive selection of ethnic products, which is tailored by store, based on market demographics and category performance. We believe that the wide selection of these products at our stores further differentiates Sally Beauty Supply from its competitors. In addition, as discussed above, Sally Beauty Supply also offers a customer loyalty program, the Beauty Club, whereby for a nominal annual fee members receive discounts on products, earn rewards and are eligible to receive direct mail and email communications that contain special offers, beauty tips, and new product information. Our BSG professional distributor sales consultants benefit from their customers having access to the BSG store systems as customers have the ability to pick up the products they need between visits from our professional distributor sales consultants. We believe that our differentiated customer value proposition and strong brands drive customer loyalty and high repeat traffic, contributing to our success and growth.

Attractive Store Economics

We believe that our stores generate attractive returns on invested capital. In the U.S. and Canada, the capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, average approximately $70,000 to $75,000. Sally Beauty Supply stores average approximately 1,700 square feet and BSG stores average approximately 2,600 square feet in size in the U.S. and Canada. Strong average sales per square foot combined with minimal staffing requirements, lower rent and other occupancy costs and expenses and limited initial capital outlay typically result in positive contribution margins within a few months of opening, and cash payback on investment within approximately two years. Due to such attractive investment returns and relatively high operating profit contributions per store, during the past five fiscal years Sally Beauty Supply and BSG have opened an aggregate of 613 and 160 net new stores, respectively, excluding the effect of acquisitions. In addition, each Sally Beauty Supply and BSG store (in the U.S. and Canada) contains an average of $70,000 and $130,000, respectively, of merchandise inventory. Outside the U.S. and Canada, our store format, sizes, inventory levels and capital requirements vary by marketplace, but we believe these stores also generate compelling unit economics. In addition, we have recently refreshed approximately 960 stores at an average cost of approximately $20,000 per store, and believe these stores are well-positioned to benefit from these recent improvements.

Experienced Management Team with a Proven Track Record

Our senior management team, led by our President and Chief Executive Officer Christian Brickman, possesses a unique combination of management skills and experience in the beauty supply marketplace. Our team also has a strong track record of successfully identifying and integrating acquisitions, which continues to be an important part of our overall strategy.

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

Increase Overall Traffic and Sales Productivity at Our Existing Stores

Over the past year, we have implemented a number of initiatives designed to significantly improve the customer experience at Sally Beauty Supply and BSG in an effort to attract new customers to our stores and improve sales productivity at our existing stores. As part of these initiatives we refreshed many of our Sally Beauty Supply stores by upgrading the "look and feel" of our stores. We also upgraded key merchandising sections across all our Sally Beauty Supply stores, including by installing interactive "nail studios" and "eyelash and brow studios" and improving the check-out areas of our stores. We intend to implement these physical improvements on approximately 500 additional stores in the fiscal year 2016. We further intend to install hair color and hair solutions studios at our U.S. Sally Beauty Supply stores in the fiscal year 2016. In addition to these physical store improvements, we also focused our marketing efforts on a consistent marketing campaign designed to touch our customer through every medium they engage in and by, among other things, leveraging our CRM programs to more effectively communicate with our customers, including by tailoring our marketing efforts to reach a wider selection of prospective customers and otherwise promoting recognition of the "Sally" brand among consumers. We believe that these initiatives will help drive increased customer traffic to our stores and increase their sales productivity.

In addition to these strategic initiatives, we also plan to grow same store sales by improving our merchandise mix, introducing new products (including third-party brands and exclusive-label products), growing our sales of exclusive-label products and enhancing our customer loyalty programs. To grow sales and increase customer loyalty in Sally Beauty Supply, we intend to continue to develop and introduce exclusive-label products through product innovation, to continue to introduce new third-party products and to promote our wide selection of product offerings at a value. We also plan to continue to enhance our customer loyalty programs at Sally Beauty Supply and BSG, which allow us to further collect valuable point-of-sale customer data and to increase our understanding of customers' needs, in an effort to grow sales to existing customers.

Expand Our Store Base

During the past five fiscal years, Sally Beauty Supply and BSG have opened an aggregate of 613 and 160 net new stores, respectively, excluding the effect of acquisitions. Because of the limited initial capital outlay, rapid payback and attractive return on capital, we intend to continue to expand our store base. We believe there are growth opportunities for us to open or acquire additional stores in North America, Europe, and Central and South America. We believe such opportunities are especially strong in Europe, and Central and South America. We expect new store openings in existing and new areas to be an important aspect of our future growth opportunities, and intend to continue our annual organic store growth at approximately 3.0% of our total stores for at least the next few years.

Grow Internationally

International sales represent approximately 24% of Sally Beauty Supply's net sales and we believe there is a significant opportunity for future growth internationally. As of September 30, 2015, we had 886 Sally Beauty Supply and BSG company-operated stores and supplied 41 franchise stores across 12 countries outside the United States: Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. We believe our platform provides us with the foundation to continue to expand internationally. In particular, we are currently focused on profitably growing our business in Europe and in Central and South America. We are also focused on improving our business in each of our non-U.S. geographies, and have made a series of recent leadership changes in these countries to improve our operating discipline and growth strategy.

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

We are also focused on growing our online sales. We currently offer approximately 8,500 SKUs of our Sally Beauty Supply products for sale through our website (www.sallybeauty.com) and offer approximately 15,000 SKUs of our BSG products for sale principally through BSG's websites for beauty professionals (www.cosmoprofequipment.com, www.cosmoprofbeauty.com, and www.ebobdirect.com), in addition to approximately 4,200 SKUs of BSG product through our website for retail customers (www.loxabeauty.com). We have upgraded our e-commerce platforms over the past year to transform these platforms from largely transactional based sites to more content-rich sites to drive traffic to these sites and improve sales from these sites. We expect that electronic commerce, or e-commerce, including the Loxa Beauty platform, will help drive improved operating earnings, as a percentage of net sales, for both business segments since e-commerce generally lacks the incremental operating expenses (including rent and other occupancy expenses, payroll, and certain shipping and handling expenses) associated with traditional brick-and-mortar stores. Please see "Risk Factors—Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores."

Pursue Strategic Acquisitions and New Territories for Organic Growth

We have completed more than 40 acquisitions during the last 10 full fiscal years. We believe that our experience in identifying attractive acquisition targets, our proven acquisition integration process and our highly scalable infrastructure have created a strong platform for potential future acquisitions. Recent acquisitions have included:

  •
  In fiscal year 2015, we acquired certain assets and the business of a former exclusive distributor of John Paul Mitchell Systems beauty products with sales primarily in Iowa;

  •
  In the fiscal year 2014, we acquired certain assets and business operations of Arctic Beauty, Inc., a professional-only distributor of beauty products operating in the state of Alaska;

  •
  In the fiscal year 2013, we acquired certain assets and business operations of Essential Salon, a professional-only distributor of beauty products operating in the northeastern region of the United States;

  •
  In fiscal year 2012, we acquired the Floral Group, a distributor of professional beauty products then with 19 stores located in the Netherlands;

  •
  In fiscal year 2012, we acquired certain assets and the business of a former exclusive distributor of John Paul Mitchell Systems beauty products with sales primarily in Ohio and West Virginia; and

  •
  In fiscal year 2011, we acquired Aerial Company, Inc., a professional-only distributor of beauty products then with 82 stores operating in 11 states in the mid-western United States.

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

Customer Service

We strive to complement our extensive merchandise selection and innovative store design with superior customer service. We actively recruit individuals with cosmetology experience because we believe that such individuals are more knowledgeable about the products they sell. These individuals are not only knowledgeable about the products we sell, but are able to deliver practical beauty advice and solutions to our customers, which we believe strengthens customer loyalty. Additionally, Sally Beauty Supply recruits individuals with retail experience because we believe their general retail knowledge can be leveraged in the beauty supply industry. We believe that employees' knowledge of the products and ability to demonstrate and explain the advantages of the products increases sales and that their prompt, knowledgeable service fosters the confidence and loyalty of customers and differentiates our business from other professional beauty supply distributors.

Most of our stores are staffed with a store manager, and two or three full-time or part-time sales associates. BSG stores are generally also staffed with an assistant manager. The operations of each store are supervised by a district manager, who reports to a territory manager. A significant number of our store managers and assistant store managers are licensed in the cosmetology field. Additionally, in certain geographic areas in the U.S., a significant number of our store personnel, including store managers and assistant store managers, speak Spanish as a second language. We believe that these skills enhance our store personnel's ability to serve our customers.

Relationships with Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase orders. For the fiscal year 2015, our five largest suppliers, The Procter & Gamble Company, or P&G, the Professional Products Division of L'Oreal USA S/D, Inc., or L'Oreal, John Paul Mitchell Systems, Conair Corporation and Shiseido Cosmetics (America) Limited, accounted for approximately 39% of our consolidated merchandise purchases. Products are purchased from these and many other manufacturers on an at-will basis or under contracts which can be terminated without cause upon 90 days' notice or less or expire without express rights of renewal. Such manufacturers could discontinue sales to us at any time or upon short notice. If any of these suppliers discontinued selling or were unable to continue selling to us, there could be a material adverse effect on our business and results of operations.

As is typical in the distribution businesses, relationships with suppliers are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). For example, in July 2015, Coty, Inc., a leading supplier of fragrances, color cosmetics, and skin and body products, announced it had entered into an agreement to acquire the fragrances, color cosmetics, and hair color divisions of P&G. For the fiscal year 2015, P&G was our largest supplier. Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating profits. Please see "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us." However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between us and our suppliers through, among other things, the development of new or expanded supplier relationships.

Distribution

As of September 30, 2015, we operated mainly through 17 distribution centers, eight of which serviced Sally Beauty Supply and nine of which serviced BSG.

Our purchasing and distribution system is designed to minimize the delivered cost of merchandise and maximize the level of merchandise in-stock in stores. This distribution system also allows for monitoring of delivery times and maintenance of appropriate inventory levels. Product deliveries are typically made to our stores on a weekly basis, primarily in the U.S. and Canada. Each distribution center has a quality control department that monitors products received from suppliers. We utilize proprietary software systems to provide computerized warehouse locator and inventory support.

Information Technology Systems

Our information technology systems are essential to our efforts to process customer sales transactions, manage inventory levels, conduct business with our suppliers and other business partners, and record, summarize and analyze the results of our operations. These systems contain, among other things, material operational, financial and administrative information related to the marketing, distribution and store operations functions of our business. The information contained in our information technology systems, among other things, supports processing of customer payments and automatic replenishment of in-store inventory, and provides support for product purchase decisions. A significant portion of these systems have been developed internally, and as a result our options are limited in seeking third-party assistance with the operation and upgrade of these systems. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. For example, we are in the process of implementing a standardized enterprise resource planning ("ERP") system for both our domestic and international operations over the next few years, which will integrate legacy systems and provide enhanced functionality. In addition, we recently implemented a point-of-sale system upgrade in our Sally Beauty Supply operations in the U.S. and anticipate implementing a point-of-sale system upgrade in our BSG operations in the U.S. beginning in the fiscal year 2016, which we believe will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. Further, following the previously disclosed data security incidents, we have taken and are continuing to take actions to further strengthen the security of our information technology systems, including a recent initiative to adopt payment terminals with end-to-end encryption technology in order to enhance the security of our credit card payment systems. We have also taken steps to upgrade our e-commerce platforms and improve the sophistication of our CRM technology. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, may require significant costs and divert our management's attention and other resources from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability or security of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations. Please see "Risk Factors—We may be adversely affected by any disruption in our information technology systems."

In addition, as part of our operations, we receive and maintain information about our customers (including credit and debit card information), employees and other third parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we have been a victim of cyber-attacks and data security breaches, including breaches that resulted in the unauthorized installation of malware on our information technology systems that may have illegally accessed and removed a portion of payment card data for certain transactions. Furthermore, there can be no assurances that we will not suffer another cyber-attack or data security breach in the future and, if we do, whether our physical, technical and procedural safeguards will adequately protect us against such attacks and breaches. Please see "Risk Factors—Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results."

Employees

The following table sets forth certain information about the Company's employees:

	Year Ended September 30,
	2015	2014	2013
Salaried	7,760	7,820	7,560
Hourly	5,975	5,020	5,060
Part-time(a)	14,595	14,630	13,830

Balance at end of period	28,330	27,470	26,450

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

As of September 30, 2015, Sally Beauty Supply supplied 18 and BSG supplied 157 franchised stores located in the U.S., Mexico and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

Trademarks and Other Intellectual Property Rights

Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries in which we operate. Together with our subsidiaries, we own approximately 240 trademark registrations in the U.S., and approximately 830 trademark registrations outside the U.S. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including reliance upon trademark, patent and trade secret laws and confidentiality agreements with many vendors, employees, consultants and others who have access to our proprietary information. The duration of our trademark registrations is generally 10 or 15 years, depending on the country in which a mark is registered, and generally the registrations can be renewed. The scope and duration of intellectual property protection varies by jurisdiction and by individual product. Please see "Risk Factors—If we are unable to protect our intellectual property rights, specifically our trademarks and service marks, our ability to compete could be negatively impacted" and "We may have to defend our rights in intellectual property that we use in certain of our products, and we could be found to infringe the intellectual property rights of others, which could be disruptive and expensive to our business."

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

The beauty products distribution industry is highly fragmented and competitive, and there are few significant barriers to entry into the marketplaces for most of the types of products and services we sell. Sally Beauty Supply competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, on-line retailers, drug stores and supermarkets. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers as well as e-commerce retailers offering professional salon-only and other products. The availability of diverted professional salon products in unauthorized large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. The primary competitive factors in the beauty products distribution industry are the price at which we purchase branded and exclusive-label products from manufacturers and the price at which we resell them to our customers, the quality, perceived value, consumer brand name recognition, packaging and mix of the products we sell, customer service, the efficiency of our distribution network, and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices in efforts to retain business or channel share. Some of our competitors have greater financial and other resources than we do and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.

In addition, our industry is consolidating, which may give our competitors increased negotiating leverage with suppliers and greater marketing resources, resulting in a more effective ability to compete with us. For instance, we may lose customers if those competitors which have broad geographic reach attract additional salons (individual and chain) that are currently BSG customers, or if professional beauty supply manufacturers align themselves with our competitors. For example, one of BSG's largest suppliers, L'Oreal, has been able to shift a material amount of revenue out of the BSG nationwide distribution network and into its own regional distribution networks that compete with us. L'Oreal directly competes with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L'Oreal related products as well as from the increased competition from L'Oreal-affiliated distribution networks. If L'Oreal (or another direct competitor) were to acquire or otherwise merge with another manufacturer which conducts business with BSG, and L'Oreal (or such other direct competitor) decided to distribute products from that manufacturer using its own distribution network, we could lose revenue from the sale of these products as well. Not only does consolidation in distribution pose risks from competing distributors, but it may also place more leverage in the hands of those manufacturers to negotiate smaller margins on products sold through our network.

If we are unable to compete effectively in our marketplace or if competitors divert our customers away from our networks, it would adversely impact our business, financial condition and results of operations.

We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner.

Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for specific beauty products. If we do not timely identify and properly respond to evolving trends and changing consumer demands for beauty products in the geographies in which we compete, our sales may decline significantly. Furthermore, we may accumulate additional inventory and be required to mark down unsold inventory to prices that are significantly lower than normal prices, which would adversely impact our margins and could further adversely impact our business, financial condition and results of operations. Additionally, approximately 47% of our Sally Beauty Supply product sales come from our exclusive-label brands. The development and promotion of these exclusive-label brands and products often occur well before these products are sold in our stores. As a result, the success of these exclusive-label brands and products is largely dependent on our ability to develop brands and products that meet future consumer preferences at prices that are acceptable to our customers. Furthermore, we may have to spend a significant amount on the advertising and marketing of our exclusive-label brands to drive customer awareness of these brands. There can be no assurance that any new exclusive-label brand or product will meet consumer preferences, gain acceptance among our customer base or generate sales to become profitable or to cover the costs of its development and promotion, which would also adversely impact our margins and could adversely impact our business, financial condition and results of operations.

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

We expect continuously changing fashion-related trends and consumer tastes to influence future demand for beauty products. Changes in consumer tastes and fashion trends can have an impact on our financial performance. If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer.

Our future success depends in part on our ability to successfully implement our strategic initiatives to improve the customer experience, attract new customers and improve the sales productivity of our stores.

In fiscal year 2015, we began the implementation of a number of strategic initiatives designed to improve the customer experience at Sally Beauty Supply and BSG in an effort to attract new customers to our stores, improve sales productivity at our existing stores and effectively compete with our competitors. As part of these initiatives, we refreshed approximately 960 of our Sally Beauty Supply stores by upgrading the "look and feel" of our stores and upgrading key merchandising sections across all our Sally Beauty Supply stores, including the installation of interactive "nail studios" and "eyelash and brow studios" and improvements to the check-out areas of our stores. We intend to continue these physical improvements on approximately 500 stores in the fiscal year 2016. We also intend to install hair color and hair solutions studios at our U.S. Sally Beauty Supply stores in the fiscal year 2016. In addition to these physical store improvements, we also focused our marketing efforts on a consistent marketing campaign designed to touch our customer through every medium they engage in and by leveraging our CRM programs to more effectively communicate with our customers. There can be no assurance that these strategic initiatives will attract new customers to our stores or improve sales productivity at our existing stores. Furthermore, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. If these strategic initiatives are not successful, our same store sales will suffer and our growth prospects, financial results, profitability and cash flows will also be adversely impacted.

Our comparable store sales and quarterly financial performance may fluctuate for a variety of reasons.

Our comparable store sales, which we refer to as same store sales, and quarterly results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable store sales and quarterly financial performance, including:

  •
  the success of our strategic initiatives to improve the customer experience at our existing stores and attract new customers to our stores;

  •
  changes in our merchandising strategy or mix;

  •
  the performance of our new stores;

  •
  our ability to increase sales and meet forecasted levels of profitability at our existing stores;

  •
  our ability to anticipate and effectively respond to changing consumer preferences and buying trends in the geographies that our stores serve;

  •
  the effectiveness of our inventory management processes and systems;

  •
  the timing and concentration of new store openings, including additional human resource requirements and related pre-opening and other start-up costs;

  •
  costs and disruptions associated with our store refresh program;

  •
  the effect of our integration of acquired businesses and stores over time;

  •
  the varying cost and profitability of new stores opened in the U.S. and in other countries;

  •
  a portion of a typical new store's sales (or sales we make over our e-commerce channels) coming from customers who previously shopped at other existing stores;

  •
  expenditures on our distribution system;

  •
  the timing and effectiveness of our marketing activities, particularly our ability to drive new retail traffic into our stores and our Sally Beauty Club and ProCard promotions at an acceptable cost;

  •
  seasonal fluctuations due to weather conditions;

  •
  our e-commerce channels diverting sales from our stores;

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

We do not manufacture any products we sell, and instead purchase our products from recognized brand manufacturers and private label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. During the fiscal year 2015, our five largest suppliers were The Procter & Gamble Company, or P&G, the Professional Products Division of L'Oreal USA S/D, Inc., or L'Oreal, John Paul Mitchell Systems, Conair Corporation, and Shiseido Cosmetics (America) Limited and accounted for approximately 39% of our consolidated merchandise purchases. In addition, one of those suppliers, L'Oreal, represented approximately 12% of BSG's merchandise purchases during the fiscal year 2015. In the fiscal year 2015, BSG reached agreement with L'Oreal to extend the right of BSG to distribute Matrix® and certain other L'Oreal products in the U.S., subject to certain conditions, through December 2018. In July 2015, Coty, Inc., a leading supplier of fragrances, color cosmetics, and skin and body products announced it had entered into an agreement to acquire the fragrances, color cosmetics, and hair color divisions of P&G. For the fiscal year 2015, P&G was our largest supplier. There can be no assurances as to the impact, if any, that Coty's pending acquisition of the fragrances, color cosmetics, and hair color divisions of P&G will have on our ability to continue to source products from these divisions at current prices and volumes.

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

Fluctuations in the price, availability and quality of inventory may result in higher cost of goods, which we may not be able to pass on to the customers.

Our suppliers are increasingly passing on higher production costs, which may impact our ability to maintain or grow our margins. The price and availability of raw materials may be impacted by demand, regulation, weather and other factors. Additionally, manufacturers have and may continue to have increases in other manufacturing costs, such as transportation, labor and benefit costs. These increases in production costs result in higher merchandise costs to us. We may not always be able to pass on those cost increases to our customers, which could have a material adverse effect on our results of operations and financial condition.

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

We offer many of our beauty products for sale through our websites in the U.S. (such as www.sallybeauty.com, www.cosmoprofbeauty.com, www.cosmoprofequipment.com, www.ebobdirect.com and www.loxabeauty.com) and abroad. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our e-commerce operations, websites and software and other related operational systems. Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce businesses successfully grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. In addition, offering products through our e-commerce channels (particularly directly to consumers through our professional business) could cause some of our current or potential vendors to consider competing internet offerings of their products either directly or through competing distributors. As we continue to grow our e-commerce businesses, the impact of attracting existing rather than new customers, of conflicts between product offerings online and through our stores, and of opening up our channels to increased internet competition could have a material adverse impact on our business, financial condition and results of operations, including future growth and same store sales. Furthermore, our recent initiatives to upgrade our e-commerce platforms may not be successful in driving traffic to our websites and increasing our online sales in the long term, which could adversely impact our net sales.

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

In the past several years, we have completed multiple acquisitions and we intend to pursue additional acquisitions in the future. We actively review acquisition prospects that we believe would complement our existing lines of business, increase the size and geographic scope of our operations or otherwise offer profitable growth and operating efficiency opportunities. There can be no assurance that we will continue to identify suitable acquisition candidates.

If suitable candidates are identified, we may be unable to reach agreeable acquisition terms with such candidates or may not have access to sufficient funds to fund such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt to pay for acquisitions. We may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could increase as a result of any acquisitions. Internationally, regulatory requirements, trade barriers and due diligence difficulties, among other considerations, make acquiring suitable foreign candidates more difficult, time-consuming and expensive. See below "—Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks."

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

  •
  difficulties in competing with existing stores or business or diverting sales from our existing stores or business;

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

  •
  the level of sales made through our e-commerce channels and the potential that sales through our e-commerce channels will divert sales from our stores;

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

The health of the economy in the geographies we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our net sales depend on a volume of traffic to our stores, and a reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Most of our stores are located in strip malls, which are occupied by other high traffic retailers including grocery stores, mass merchants and home centers. Sales at these stores are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in these shopping areas where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular strip mall. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We may respond by increasing markdowns, initiating marketing promotions, or transferring product to other stores to reduce excess inventory, which would further decrease our gross profits and net income.

We are not certain that our ongoing cost control plans will continue to be successful.

Our business strategy substantially depends on continuing to control or reduce operating expenses. In furtherance of this strategy, we have engaged in ongoing activities to reduce or control costs, some of which are complicated and require us to expend significant resources to implement. However, we anticipate that our labor and rental costs will continue to increase for the foreseeable future as we compete for talent and attractive retail locations with other retailers. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to enter and capitalize on growth in new international marketplaces and to grow or maintain our current level of operations in our existing international marketplaces is subject to risks associated with our international operations. These risks include: the increased cost of real estate in mall locations in South America, unexpected changes in regulatory requirements, trade barriers to some international marketplaces, economic and foreign currency fluctuations, potential difficulties in enforcing contracts, difficulty in identifying manufacturers or sourcing quality products, increasing levels of violence or terrorism, an inability to properly protect assets (including intellectual property), an inability to collect receivables, potential tax liabilities associated with repatriating funds from foreign operations and difficulties and costs of staffing, managing and accounting for foreign operations.

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

In response to the data security incidents, we have taken and are continuing to take actions to further strengthen the security of our information technology systems, including a recent initiative to adopt payment terminals with end-to-end encryption technology in order to enhance the security of our credit card payment systems. Nevertheless, there can be no assurance that our security upgrades will be effective, that we will not suffer a similar criminal attack in the future, that unauthorized parties will not gain access to confidential information, or that any such incident will be discovered promptly. In particular, we understand that the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. The failure to promptly detect, determine the extent of and appropriately respond to a significant data security breach could have a material adverse impact on our business, financial condition and operating results.

We have experienced data security incidents and are not yet able to determine the full extent or scope of the potential liabilities relating to these data security incidents.

In March 2014, we disclosed that we had experienced a data security incident (the "2014 data security incident"). In May 2015, we disclosed that we had experienced a second illegal intrusion into our payment card systems (together with the 2014 data security incident, the "data security incidents"). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe, may have illegally accessed and removed a portion of the payment card data (track 2) for some transactions. The costs that the Company has incurred to date in connection with the data security incidents primarily include professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents. We may have also suffered reputational harm due to multiple data security incidents and may incur additional costs and expenses related to the data security incidents in the future. As detailed above, these costs may result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation, legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. We are unable at this time to determine the probability of or to reasonably estimate the magnitude of these potential liabilities. The potential liabilities or other remedies against us related to the data security incidents may have a material adverse impact on our business, financial condition and operating results.

If we fail to attract and retain highly skilled management and other personnel, our business, financial condition and results of operations may be harmed.

Our success has depended, and will continue to depend, in large part on our ability to attract and retain senior executives, who possess extensive knowledge, experience and managerial skill applicable to our business. In February 2015, we announced the appointment of Christian A. Brickman as the Company's President and Chief Executive Officer (CEO) pursuant to a previously announced executive management transition plan approved by the Board in April 2014. Mr. Brickman succeeded Mr. Gary G. Winterhalter as the Company's CEO. In July 2015, we announced the resignation of Mr. John R. Golliher as a member of our Board of Directors and as the President of BSG and appointed Mr. Mark Spinks as President of BSG. Any significant leadership change or executive management transition involves inherent risk and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance. In addition, from time to time, key executive personnel leave our Company and we may not be successful in attracting, integrating and retaining the personnel required to grow and operate our business profitably. While we strive to mitigate the negative impact associated with the loss of a key executive employee, an unsuccessful transition or loss could significantly disrupt our operations and have a material adverse effect on our business, financial condition or results of operations.

We are also dependent on training, motivating and managing our store employees that interact with our customers on a daily basis. Competition for these types of qualified employees is intense and the failure to attract, retain and properly train qualified and motivated employees could result in decreased customer satisfaction, loss of customers, and lower sales.

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

Litigation costs and the outcome of litigation could have a material adverse effect on our business and any loss contingency accruals may not be adequate to cover actual losses.

From time to time, we are subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against these patent infringement claims and other claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, profitability and cash flows. We establish accruals for potential liability arising from legal proceedings when potential liability is probable and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could materially adversely impact our business, financial condition, profitability and cash flows. There can be no assurance that any pending or future litigation will not have a material adverse effect on our business, financial condition, profitability and cash flows.

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

As of September 30, 2015, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings, had an aggregate principal amount of approximately $1,787.6 million of outstanding debt, including capital lease obligations, and a total debt to equity ratio of –6.0:1.00.

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

  •
  require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, capital expenditures, share repurchases and other general corporate purposes;

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of September 30, 2015, our ABL facility provided us commitments for additional borrowings of up to approximately $476.9 million, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations. In addition, the agreements governing our ABL facility as well as the indentures governing our senior notes due 2019, senior notes due 2022 and senior notes due 2023, which we refer to collectively as "the Notes" or "the senior notes due 2019, 2022 and 2023", do not prevent us from incurring obligations that do not constitute indebtedness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our store and warehouse locations are leased while our corporate headquarters and five warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and globally, as of September 30, 2015:

	Sally Beauty Supply		Beauty Systems Group
Location	Company- Operated	Franchise	Company- Operated	Franchise
United States (excluding Puerto Rico)	2,827	—	1,036	134
Puerto Rico	41	—	2	—
International:
United Kingdom	247	4	—	—
Mexico	196	—	—	23
Canada	112	—	99	—
France	62	3	—	—
Belgium	43	6	—	—
Chile	40	—	—	—
Netherlands	30	—	—	—
Spain	25	—	—	—
Other	32	5	—	—

Total International	787	18	99	23

Total Store Count	3,655	18	1,137	157

The following table provides locations for our significant offices and warehouses and corporate headquarters, as of September 30, 2015:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters	N/A	(1)(2)
Reno, Nevada	Warehouse	253,000	(1)
Columbus, Ohio	Warehouse	246,000	(1)
Jacksonville, Florida	Warehouse	237,000	(1)
Denton, Texas	Office, Warehouse	114,000	(1)(2)
Marinette, Wisconsin	Office, Warehouse	99,000	(2)
Leased Properties:
Greenville, Ohio	Office, Warehouse	246,000	(2)
Fresno, California	Warehouse	200,000	(2)
Blackburn, Lancashire, England	Warehouse	195,000	(1)
Spartanburg, South Carolina	Warehouse	190,000	(2)
Pottsville, Pennsylvania	Office, Warehouse	140,000	(2)
Clackamas, Oregon	Warehouse	104,000	(2)
Ronse, Belgium	Office, Warehouse	91,000	(1)
Gent, Belgium	Office, Warehouse	83,000	(1)
Guadalupe, Nuevo Leon, Mexico	Warehouse	78,000	(1)(2)
Calgary, Alberta, Canada	Warehouse	62,000	(2)
Mississauga, Ontario, Canada	Office, Warehouse	60,000	(2)
Lincoln, Nebraska	Warehouse	54,000	(2)
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

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant's Common Equity

Market Information

Our common stock is listed on the New York Stock Exchange, Inc., or the NYSE, under the symbol "SBH." The following table sets forth the high and low sales prices of our common stock during the fiscal years ended September 30, 2015 and 2014.

Quarter Ended	High	Low
Fiscal Year 2015:
September 30, 2015	$32.41	$23.39
June 30, 2015	$34.72	$29.75
March 31, 2015	$35.27	$28.61
December 31, 2014	$31.77	$27.05
Fiscal Year 2014:
September 30, 2014	$28.29	$24.09
June 30, 2014	$27.92	$24.15
March 31, 2014	$31.83	$26.96
December 31, 2013	$30.46	$25.27

Holders

As of November 6, 2015, there were 926 stockholders of record of our common stock.

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

Performance Graph

The following illustrates the comparative total return among Sally Beauty, the Dow Jones U.S. Specialty Retailers Index and the S&P 500 Index assuming that $100 was invested on September 30, 2010 and that dividends, if any, were reinvested for the fiscal year included in the data:

The Dow Jones U.S. Specialty Retailers Index (NYSE: DJUSRS) is a non-managed index and provides a comprehensive view of issuers which are primarily in the retail sector in the United States. Sally Beauty's common stock is included in this index.

	9/10	3/11	9/11	3/12	9/12	3/13	9/13	3/14	9/14	3/15	9/15
Sally Beauty Holdings, Inc.	100.00	125.09	148.21	221.43	224.02	262.32	233.57	244.64	244.37	306.87	212.05
S&P 500	100.00	117.31	101.14	127.33	131.69	145.11	157.17	176.83	188.18	199.34	187.02
Dow Jones US Specialty Retailers TSM	100.00	112.62	103.45	130.51	124.23	142.30	173.92	174.01	183.19	222.85	226.43

This data assumes that $100 was invested on September 30, 2010 in the Company's common stock and in each of the indexes shown and that all dividends were reinvested. The Company did not declare dividends during the period covered by this table. Stockholder returns shown should not be considered indicative of future stockholder returns.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company's repurchases of shares of its common stock during the three months ended September 30, 2015:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2015	264,822	$30.55	264,822	$917,626,332
August 1 through August 31, 2015	3,996,277	26.28	3,996,277	812,606,943
September 1 through September 30, 2015	1,540,936	26.07	1,540,936	772,441,256

Total this quarter	5,802,035	$26.42	5,802,035	$772,441,256

(1)
The table above does not include 19,909 shares of the Company's common stock surrendered by grantees during the three months ended September 30, 2015 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company's share-based compensation plans.

(2)
In August 2014, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock over the period from August 20, 2014 to September 30, 2017 (the "2014 Share Repurchase Program"). The 2014 Share Repurchase Program expires on September 30, 2017.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Sally Beauty for the each of the years in the five-year period ended September 30, 2015 (dollars in thousands, except per share data):

	Fiscal Year Ended September 30,
	2015	2014	2013	2012	2011
Results of operations information:
Net sales	$3,834,343	$3,753,498	$3,622,216	$3,523,644	$3,269,131
Cost of products sold and distribution expenses	1,936,492	1,893,326	1,826,953	1,780,385	1,674,526

Gross profit	1,897,851	1,860,172	1,795,263	1,743,259	1,594,605
Selling, general and administrative expenses(a)	1,313,134	1,273,513	1,202,709	1,179,206	1,086,414
Depreciation and amortization	89,391	79,663	72,192	64,698	59,722

Operating earnings	495,326	506,996	520,362	499,355	448,469
Interest expense(b)	116,842	116,317	107,695	138,412	112,530

Earnings before provision for income taxes	378,484	390,679	412,667	360,943	335,939
Provision for income taxes	143,397	144,686	151,516	127,879	122,214

Net earnings	$235,087	$245,993	$261,151	$233,064	$213,725

Earnings per share
Basic	$1.50	$1.54	$1.52	$1.27	$1.17
Diluted	$1.49	$1.51	$1.48	$1.24	$1.14
Weighted average shares, basic	156,353	159,933	171,682	183,420	183,020
Weighted average shares, diluted	158,226	163,419	176,159	188,610	188,093
Operating data:
Number of stores (at end of period):
Sally Beauty Supply	3,673	3,563	3,424	3,309	3,158
Beauty Systems Group	1,294	1,265	1,245	1,190	1,151

Consolidated	4,967	4,828	4,669	4,499	4,309
Professional distributor sales consultants (at end of period)	958	981	982	1,044	1,116
Same store sales growth (decline)(c):
Sally Beauty Supply	1.7%	1.3%	(0.6)%	6.5%	6.3%
Beauty Systems Group	5.7%	3.5%	4.2%	6.1%	5.5%
Consolidated	2.9%	2.0%	0.8%	6.4%	6.1%
Financial condition information (at end of period):
Working capital	$695,403	$640,612	$473,164	$686,519	$419,142
Cash, cash equivalents and short-term investments	140,038	106,575	47,115	240,220	63,481
Property, plant and equipment, net	270,847	238,111	229,540	202,661	182,489
Total assets	2,094,351	2,004,319	1,924,493	2,036,788	1,712,644
Long-term debt, excluding current maturities(d)	1,786,839	1,785,013	1,587,092	1,586,310	1,394,155
Stockholders' deficit(e)	$(297,821)	$(347,053)	$(303,479)	$(115,085)	$(218,982)
(a)
Selling, general and administrative expenses for the fiscal years 2015, 2014, 2013, 2012 and 2011 include share-based compensation expenses of $16.8 million, $22.1 million, $19.2 million, $16.9 million and $15.6 million, respectively. In the fiscal year 2012, selling, general and administrative expenses reflect a $10.2 million charge resulting from a loss contingency. In the fiscal year 2011, selling, general and administrative expenses reflect a $27.0 million credit from a litigation settlement and certain non-recurring charges of $5.7 million.

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

(d)
At September 30, 2015, 2014, 2013, 2012 and 2011, long-term debt is net of unamortized debt issuance costs of $21.8 million, $25.7 million, $25.6 million, $29.0 million and $16.0 million, respectively.

(e)
Stockholders' deficit for the fiscal years 2015, 2014 and 2013 reflects the repurchase and subsequent retirement of 8.1 million shares, 12.6 million shares and 18.9 million shares of our common stock, respectively, under share repurchase programs approved by the Company's Board of Directors at a cost of $227.6 million, $333.3 million and $509.7 million, respectively, and, for the fiscal year 2012, the repurchase and retirement of 7.6 million shares of our common stock at a cost of $200.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management's view of the financial condition as of September 30, 2015 and 2014, and the results of operations and cash flows for the three fiscal years in the period ended September 30, 2015, of Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty and the related notes included elsewhere in this Annual Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see "Cautionary Notice Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2015:

  •
  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased 2.9% for the fiscal year ended September 30, 2015, compared to 2.0% for the fiscal year ended September 30, 2014;

  •
  Our consolidated net sales for the fiscal year ended September 30, 2015 increased by $80.8 million, or 2.2%, to $3,834.3 million compared to the fiscal year ended September 30, 2014. Consolidated net sales for the fiscal year ended September 30, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of $87.3 million, or 2.3% of consolidated net sales;

  •
  Our consolidated gross profit for the fiscal year ended September 30, 2015 increased by $37.7 million, or 2.0%, to $1,897.9 million compared to the fiscal year ended September 30, 2014. As a percentage of net sales, gross profit was 49.5% for the fiscal year ended September 30, 2015, compared to 49.6% for the fiscal year ended September 30, 2014;

  •
  Our consolidated operating earnings for the fiscal year ended September 30, 2015 decreased by $11.7 million, or 2.3%, to $495.3 million compared to the fiscal year ended September 30, 2014. As a percentage of net sales, operating earnings decreased by 60 basis point to 12.9% for the fiscal year ended September 30, 2015, compared to 13.5% for the fiscal year ended September 30, 2014;

  •
  Our consolidated net earnings decreased by $10.9 million, or 4.4%, to $235.1 million compared to the fiscal year ended September 30, 2014. As a percentage of net sales, net earnings decreased by 50 basis points to 6.1% for the fiscal year ended September 30, 2015, compared to 6.6% for the fiscal year ended September 30, 2014;

  •
  Sally Beauty Supply and BSG opened or acquired 111 and 34 net new stores, respectively, during the fiscal year ended September 30, 2015, excluding franchised stores;

  •
  Cash provided by operations decreased by $15.2 million, or 4.8%, to $300.8 million for the fiscal year ended September 30, 2015, compared to $316.0 million for the fiscal year ended September 30, 2014;

  •
  During the fiscal year ended September 30, 2015, we repurchased and subsequently retired approximately 8.1 million shares of our common stock under the share repurchase program approved by our Board of Directors (the "Board") in August 2014, at an aggregate cost of $227.6 million; and

  •
  We experienced a data security incident in fiscal year 2014 (the "2014 data security incident") and experienced a second illegal intrusion into our payment card systems in fiscal year 2015 (the "2015 data security incident" and, together with the 2014 data security incident, the "data security incidents"). For the fiscal year ended September 30, 2015 and 2014, selling, general and administrative expenses reflect expenses of $5.6 million (net of related insurance recovery of $0.6 million) and $2.5 million, respectively, related to the data security incidents.

Overview

Description of Business

At September 30, 2015, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. We believe the Company is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2015, through Sally Beauty Supply and BSG, we had a multi-channel platform of 4,792 company-operated stores and supplied 175 franchised stores primarily in North America and selected South American and European countries. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the year ended September 30, 2015, our consolidated net sales and operating earnings were $3,834.3 million and $495.3 million, respectively.

As of September 30, 2015, Sally Beauty Supply operated 3,655 company-operated retail stores, 2,868 of which are located in the U.S., with the remaining 787 company-operated stores located in Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 18 franchised stores located in the United Kingdom, Belgium and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands, such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the year ended September 30, 2015, Sally Beauty Supply's net sales and segment operating profit were $2,329.5 million and $412.4 million, respectively, representing 61% and 64% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of September 30, 2015, BSG had 1,137 company-operated stores, supplied 157 franchised stores and had a sales force of approximately 958 professional distributor sales consultants selling exclusively to salons and salon professionals in the U.S., and in Canada, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of beauty products featuring an average of 9,000 SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG's large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon industry. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. BSG is also the exclusive source for certain well-known third-party branded products pursuant to exclusive distribution agreements with certain suppliers within specified geographic territories. For the year ended September 30, 2015, BSG's net sales and segment operating profit were $1,504.8 million and $231.2 million, respectively, representing 39% and 36% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses, respectively.

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

Significant Recent Acquisitions

In the fiscal year 2013, the Company acquired certain assets and business operations of Essential Salon Products, Inc. ("Essential Salon"), a professional-only distributor of beauty products operating in the northeastern region of the United States, for approximately $15.3 million, subject to certain adjustments. The results of operations of Essential Salon are included in the Company's consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $9.1 million, were recorded based on their preliminary estimated fair values at the acquisition date. In addition, goodwill of $3.1 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. We funded this acquisition primarily with cash from operations and borrowings under the ABL facility.

In addition, we completed several other individually immaterial acquisitions during the fiscal years 2015, 2014 and 2013 at the aggregate cost of approximately $7.1 million, $4.9 million and $6.8 million, respectively. We recorded intangible assets subject to amortization of $2.2 million, $1.4 million and $4.0 million in connection with these acquisitions completed in the fiscal years 2015, 2014 and 2013, respectively. In addition, we recorded goodwill in the amount of $2.8 million, $2.6 million and $2.0 million, the majority of which is expected to be deductible for tax purposes, in connection with these individually immaterial acquisitions. We funded these acquisitions primarily with cash from operations and borrowings under the ABL facility. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date.

Share Repurchase Programs

In August 2014, we announced that the Board had approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over a period of approximately three years (the "2014 Share Repurchase Program"). The 2014 Share Repurchase Program expires on September 30, 2017.

During the fiscal year ended September 30, 2015, we repurchased and subsequently retired approximately 8.1 million shares of our common stock under the 2014 Share Repurchase Program at a cost of $227.6 million. In addition, during the fiscal year ended September 30, 2014, we repurchased and retired approximately 12.6 million shares of our common stock under the 2013 Share Repurchase Program (a share repurchase program approved by our Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at a cost of $333.3 million and, during the fiscal year ended September 30, 2013, we repurchased and subsequently retired approximately 18.9 million shares of our common stock under the 2013 Share Repurchase Program and the 2012 Share Repurchase Program (a share repurchase program approved by our Board in August 2012 and terminated in connection with the authorization of the 2013 Share Repurchase Program) at a cost of $509.7 million. We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that the share repurchase amounts exceeded the balance of additional paid-in capital prior to such repurchases, we recorded the excess in accumulated deficit. We funded these share repurchases with cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our September 2012 and October 2013 debt issuances.

Data Security Incidents

In March 2014, we disclosed that we had experienced a data security incident (the "2014 data security incident"). In May 2015, we disclosed that we had experienced a second illegal intrusion into our payment card systems (together with the 2014 data security incident, the "data security incidents").The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe, may have illegally accessed and removed a portion of the payment card data (track 2) for some transactions. The costs that the Company has incurred to date in connection with the data security incidents primarily include professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents. For the fiscal years ended September 30, 2015 and 2014, selling, general and administrative expenses reflect expenses of $5.6 million (net of related insurance recovery of $0.6 million) and $2.5 million, respectively, related to the data security incidents, inclusive, in the fiscal year ended September 30, 2015, of an accrued liability of approximately $2.9 million related to potential litigation costs and expenses associated with the 2014 data security incident.

We expect to incur additional costs and expenses related to the data security incidents in future periods. These costs may result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. Please see "Risk Factors—We may be adversely affected by any disruption in our information technology systems," "Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results" and "We have experienced data security incidents and are not yet able to determine the full extent or scope of the potential liabilities relating to these data security incidents."

Cost Rationalization Initiatives

In June 2015, the Board approved an initiative to restructure our Sally Beauty Supply operations in Germany (the "Germany restructuring"), which included the closing of 15 underperforming retail stores and two supporting administrative offices. This initiative is part of our ongoing cost rationalization efforts designed to increase the profitability of our Sally Beauty Supply segment's international operations. After completion of the Germany restructuring, which was substantially completed during the fourth quarter of the fiscal year ended September 30, 2015, we continue to operate 18 retail stores in Germany.

In connection with the Germany restructuring we incurred pre-tax expenses in the aggregate amount of approximately €4.7 million ($5.3 million, at the weighted average exchange rate during the relevant period), including costs associated with lease obligations, asset impairments, employee severance, and other business transition and exit costs. Of this amount, approximately €2.2 million ($2.5 million, at the weighted average exchange rate during the relevant period) were non-cash expenses resulting from asset impairments. In addition, approximately €0.4 million ($0.4 million, at the weighted average exchange rate during the relevant period) represent one-time employee severance payments. The Germany restructuring expenses are included in cost of products sold and distribution expenses (€1.2 million, $1.4 million, at the weighted average exchange rate during the relevant period) and in selling, general and administrative expenses reflect expenses (€3.5 million, $3.9 million, at the weighted average exchange rate during the relevant period) in the Company's consolidated statements of earnings, based on the nature of the costs incurred. At September 30, 2015, the Company believes that any future costs of the Germany restructuring, primarily relating to remaining obligations under operating leases, will not have a material adverse impact on the Company's future operating results or cash flows.

Other Significant Items

   Derivative Instruments

As a multinational corporation, we are subject to certain market risks including changes in market interest rates and foreign currency fluctuations. We may consider a variety of practices in the ordinary course of our business to manage these market risks including, when deemed appropriate, the use of derivative instruments such as foreign currency options, collars and forwards (hereafter, "foreign exchange contracts") and interest rate swaps. Currently, we do not purchase or hold any derivative instruments for speculative or trading purposes.

   Foreign Currency Derivative Instruments

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso and the Mexican peso. In addition, from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain European subsidiaries of the Company. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. In connection with the remaining foreign currency risk, the Company from time to time uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries' purchases of merchandise from third-party suppliers. Sinelco's functional currency is the Euro. As such, at September 30, 2015, we hold foreign currency forwards which enable us to sell approximately €12.8 million ($14.3 million, at the September 30, 2015 exchange rate) at the weighted average contractual exchange rate of 1.1248. The foreign currency forwards discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2016.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2015, we hold: (a) a foreign currency forward which enables us to sell approximately €28.5 million ($31.9 million, at the September 30, 2015 exchange rate) at the contractual exchange rate of 1.1274, (b) a foreign currency forward which enables us to sell approximately $5.0 million Canadian dollars ($3.8 million, at the September 30, 2015 exchange rate) at the contractual exchange rate of 1.3353, (c) a foreign currency forward which enables us to buy approximately $12.0 million Canadian dollars ($9.0 million, at the September 30, 2015 exchange rate) at the contractual exchange rate of 1.3452, (d) a foreign currency forward which enables us to sell approximately 18.5 million Mexican pesos ($1.1 million, at the September 30, 2015 exchange rate) at the contractual exchange rate of 16.9455 and (e) a foreign currency forward which enables us to buy approximately £7.8 million ($11.8 million, at the September 30, 2015 exchange rate) at the contractual exchange rate of 1.5157. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the preceding paragraph) and expire on or before December 31, 2015.

The Company's foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the fiscal year ended September 30, 2015, selling, general and administrative expenses included $2.7 million in net gains from all of the Company's foreign exchange contracts, including marked-to-market adjustments. Please see "Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk" and Note 14 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report.

   Share-Based Compensation Awards

For the fiscal years 2015, 2014 and 2013, total share-based compensation expenses charged against earnings, and included in selling, general and administrative expenses, were $16.8 million, $22.1 million and $19.2 million, respectively, and resulted in an increase in additional paid-in capital by the same amounts. For the fiscal year 2014, share-based compensation expenses reflect an expense of $3.5 million in connection with the executive management transition plan disclosed in May 2014. Share-based compensation expenses for the fiscal years 2015, 2014 and 2013 included $4.8 million, $8.8 million (including the expense of $3.5 million in connection with the executive management transition plan) and $5.9 million, respectively, of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the terms of the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the "2010 Plan"). For the fiscal years 2015, 2014 and 2013, the total income tax benefit recognized in the consolidated statements of earnings from all share-based compensation plans in which our employees participate or participated was $6.3 million, $8.2 million and $7.1 million, respectively, and resulted in the recognition of deferred tax assets by generally the same amounts. Our consolidated statements of cash flows reflect, for the fiscal years 2015, 2014 and 2013, excess tax benefits of $22.1 million, $14.6 million and $15.4 million, respectively, from employee exercises of stock options as financing cash flows. As of September 30, 2015, we had $10.1 million of unrecognized compensation expense related to unvested stock option awards that is expected to be charged to expense over the weighted average period of 2.2 years, and $4.8 million of unrecognized compensation expense related to unvested restricted stock awards that is expected to be charged to expense over the weighted average period of 2.8 years.

   Non-recurring Items

For the fiscal year ended September 30, 2015, cost of products sold and distribution expenses reflect €1.2 million ($1.4 million, at the weighted average exchange rate during the relevant period) and selling, general and administrative expenses reflect €3.5 million ($3.9 million, at the weighted average exchange rate during the relevant period) in expenses related to the Germany restructuring, based on the nature of the costs incurred. At September 30, 2015, the Company believes that any future costs of the Germany restructuring, primarily relating to remaining obligations under operating leases, will not have a material adverse impact on the Company's future operating results or cash flows.

For the fiscal year ended September 30, 2015 and 2014, selling, general and administrative expenses also reflect expenses of $5.6 million (net of related insurance recovery of $0.6 million) and $2.5 million, respectively, consisting of costs related to the data security incidents. For the fiscal year ended September 30, 2015, these amounts include an accrued liability related to potential litigation costs and expenses associated with the 2014 data security incident of approximately $2.9 million.

In addition, for the fiscal year ended September 30, 2014, selling, general and administrative expenses reflect expense of $3.5 million for a share-based compensation award in connection with the executive management transition plan disclosed in May 2014.

Results of Operations

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2015, 2014 and 2013 (in millions):

	Fiscal Year Ended September 30,
	2015	2014	2013
Net sales	$3,834.4	$3,753.5	$3,622.2
Cost of products sold and distribution expenses	1,936.5	1,893.3	1,826.9

Gross profit	1,897.9	1,860.2	1,795.3
Total other operating costs and expenses	1,402.6	1,353.2	1,274.9

Operating earnings	495.3	507.0	520.4
Interest expense	116.8	116.3	107.7

Earnings before provision for income taxes	378.5	390.7	412.7
Provision for income taxes	143.4	144.7	151.5

Net earnings	$235.1	$246.0	$261.2

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2015, 2014 and 2013, expressed as a percentage of net sales for each respective period:

	Fiscal Year Ended September 30,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	50.5%	50.4%	50.4%

Gross profit	49.5%	49.6%	49.6%
Total other operating costs and expenses	36.6%	36.1%	35.2%

Operating earnings	12.9%	13.5%	14.4%
Interest expense	3.0%	3.1%	3.0%

Earnings before provision for income taxes	9.9%	10.4%	11.4%
Provision for income taxes	3.8%	3.8%	4.2%

Net earnings	6.1%	6.6%	7.2%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Fiscal Year Ended September 30,
	2015	2014	2013
Net sales:
Sally Beauty Supply	$2,329,523	$2,308,743	$2,230,028
BSG	1,504,820	1,444,755	1,392,188

Consolidated	$3,834,343	$3,753,498	$3,622,216

Gross profit	$1,897,851	$1,860,172	$1,795,263
Gross profit margin	49.5%	49.6%	49.6%
Selling, general and administrative expenses(b)(c)	$1,313,134	$1,273,513	$1,202,709
Depreciation and amortization	$89,391	$79,663	$72,192
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply(a)	$412,393	$431,655	$437,018
BSG	231,151	216,971	200,492

Segment operating profit	643,544	648,626	637,510
Unallocated expenses(b)	(131,440)	(119,523)	(97,947)
Share-based compensation expenses(c)	(16,778)	(22,107)	(19,201)

Operating earnings	495,326	506,996	520,362
Interest expense	(116,842)	(116,317)	(107,695)

Earnings before provision for income taxes	$378,484	$390,679	$412,667

Segment operating profit margin:
Sally Beauty Supply	17.7%	18.7%	19.6%
BSG	15.4%	15.0%	14.4%
Consolidated operating profit margin	12.9%	13.5%	14.4%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,673	3,563	3,424
BSG	1,294	1,265	1,245

Consolidated	4,967	4,828	4,669

Same store sales growth (decline)(d)
Sally Beauty Supply	1.7%	1.3%	(0.6)%
BSG	5.7%	3.5%	4.2%
Consolidated	2.9%	2.0%	0.8%
(a)
For the fiscal year 2015, Sally Beauty Supply's operating profit reflects $5.3 million in expenses related to the restructuring of its operations in Germany. This amount includes $1.4 million in expenses reported in cost of products sold and distribution expenses and $3.9 million in expenses reported in selling, general and administrative expenses in our consolidated statements of earnings.

(b)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the fiscal years 2015 and 2014, unallocated expenses reflect expenses of $5.6 million (net of related insurance recovery of $0.6 million) and $2.5 million, respectively, in connection with the data security incidents.

(c)
For the fiscal year 2014, share-based compensation expenses reflect a charge of $3.5 million in connection with the executive management transition plan. Share-based compensation expenses are included in selling, general and administrative expenses in our consolidated statements of earnings.

(d)
For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Our same store sales are calculated in constant dollars and include internet-based sales (including the BSG Loxa Beauty website) and the effect of store expansions, if applicable, but do not generally include the sales from stores relocated until 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until 14 months after the acquisition.

Description of Net Sales and Expenses

Net Sales.    Our net sales consist primarily of the following:

  Sally Beauty Supply.    Sally Beauty Supply generates net sales primarily by selling products through its stores to both retail customers and salon professionals. Sally Beauty Supply sells products for hair color and care, skin and nail care, beauty sundries and electrical appliances. Because approximately 47% of our Sally Beauty Supply product sales come from exclusive-label brands, most of these same products are generally not available in most other retail stores or in our BSG business segment. Various factors influence Sally Beauty Supply's net sales including overall consumer traffic, local competition, inclement weather, product assortment and availability, price, hours of operation, and marketing and promotional activity. Sally Beauty Supply's product assortment and sales are generally not seasonal in nature.

  Beauty Systems Group.    BSG generates net sales primarily by selling products to salons and salon professionals through company-operated and franchised stores as well as through its network of professional distributor sales consultants. BSG sells products for hair color and care, skin and nail care, beauty sundries and electrical appliances. These products are not sold directly to the general public and are generally not the same products as those sold in our Sally Beauty Supply stores. Various factors influence BSG's net sales, including product features and availability, competition, inclement weather, relationships with suppliers, new product introductions and price. BSG's product assortment and sales are generally not seasonal in nature.

Cost of Products Sold and Distribution Expenses.    We do not manufacture the products we sell, and instead purchase these products from recognized brand manufacturers and private label fillers. Cost of products sold and distribution expenses consist of the cost to purchase merchandise from these suppliers, as well as certain overhead expenses including procurement costs, freight from distribution centers to stores and merchandise handling costs at the distribution centers. Cost of products sold and distribution expenses are reduced by vendor rebates and allowances earned and include inventory shrinkage expense, which represents product that is lost, stolen or damaged primarily while in the stores.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of employee compensation (including share-based compensation expenses), commissions paid to professional distributor sales consultants, employee benefits, rent, utilities, property maintenance, advertising costs, freight and distribution expenses for delivery to customers, credit card fees, insurance, corporate and shared costs, and other administrative costs and expenses.

Interest Expense.    Interest expense includes the amortization of deferred debt issuance costs and is stated net of interest income.

The Fiscal Year Ended September 30, 2015 compared to the Fiscal Year Ended September 30, 2014

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Fiscal Year Ended September 30,
	2015	2014	Increase (Decrease)
Net sales:
Sally Beauty Supply	$2,329,523	$2,308,743	$20,780	0.9%
BSG	1,504,820	1,444,755	60,065	4.2%

Consolidated net sales	$3,834,343	$3,753,498	$80,845	2.2%

Gross profit:
Sally Beauty Supply	$1,276,529	$1,265,785	$10,744	0.8%
BSG	621,322	594,387	26,935	4.5%

Consolidated gross profit	$1,897,851	$1,860,172	$37,679	2.0%

Gross profit margin:
Sally Beauty Supply	54.8%	54.8%	0.0%
BSG	41.3%	41.1%	0.2%
Consolidated gross profit margin	49.5%	49.6%	(0.1)%

Net Sales

Consolidated Net Sales.    Consolidated net sales increased by $80.8 million, or 2.2%, for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $98.7 million, or 2.6% of consolidated net sales. Other sales channels (including sales from stores that have been open for less than 14 months, incremental sales from businesses acquired in the preceding 12 months, sales through our BSG franchise-based businesses and distributor sales consultants, and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $17.9 million, or 0.5% of consolidated net sales, compared to the fiscal year ended September 30, 2014, primarily due to fewer acquisitions and store openings, and softer Sally Beauty Supply non-store sales. Consolidated net sales for the fiscal year ended September 30, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of $87.3 million, or 2.3% of consolidated net sales.

For the fiscal year ended September 30, 2015, consolidated net sales reflect a same store sales growth rate of 2.9% compared to 2.0% for the fiscal year ended September 30, 2014. For the fiscal year ended September 30, 2015, our consolidated same store sales growth rate was positively impacted by improved customer traffic in our BSG segment in the U.S. For the fiscal year ended September 30, 2014, the consolidated same store sales growth rate was negatively impacted by lower traffic in both operating segments driven primarily by inclement weather in the U.S.

The $80.8 million increase in consolidated net sales is primarily the result of increases in unit volume (including increases in sales at existing stores and the incremental sales from 145 company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix, including the impact on average unit prices of third-party brands introduced this year at both segments).

Sally Beauty Supply.    Net sales for Sally Beauty Supply increased by $20.8 million, or 0.9% of segment net sales, for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $30.0 million, or 1.3% of segment net sales. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and e-commerce sales of our Sinelco Group subsidiaries) in the aggregate experienced a net decrease in sales of approximately $9.2 million, or 0.4% of segment net sales, compared to the fiscal year ended September 30, 2014, primarily due to fewer Sally Beauty Supply store openings and softer non-store sales. Net sales for Sally Beauty Supply for the fiscal year ended September 30, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $70.9 million, or 3.1% of Sally Beauty Supply's net sales.

For the fiscal year ended September 30, 2015, the Sally Beauty Supply segment's net sales reflect a same store sales growth rate of 1.7% compared to 1.3% for the fiscal year ended September 30, 2014. For the fiscal year ended September 30, 2015, the Sally Beauty Supply segment's same store sales growth rate was positively impacted by higher average sales transaction amounts at our U.S. stores compared to the fiscal year ended September 30, 2014. For the fiscal year ended September 30, 2014, the segment's same store sales growth rate was adversely impacted by lower traffic driven primarily by inclement weather in the U.S.

The $20.8 million increase in the Sally Beauty Supply segment's net sales is the result of increases in unit volume (including increases in sales at existing stores and the incremental sales from 111 company-operated stores opened during the last twelve months) and average unit prices (resulting from changes in product mix, including the impact on average unit prices of third-party brands introduced this year at our Sally Beauty Supply segment).

Beauty Systems Group.    Net sales for BSG increased by $60.1 million, or 4.2% of segment net sales, for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $68.7 million, or 4.8% of segment net sales, and sales through our distributor sales consultants contributed an increase in segment net sales of approximately $9.1 million, or 0.6%, compared to the fiscal year ended September 30, 2014, while sales from stores that have been open for less than 14 months experienced a decrease of $11.0 million, or 0.8% of segment net sales, compared to the fiscal year ended September 30, 2014, primarily due to a shift in the timing of store openings in the normal course of BSG's business. Other sales channels (including sales through our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months) in the aggregate experienced a net decrease in sales of approximately $6.7 million, or 0.5% of segment net sales, compared to the fiscal year ended September 30, 2014, primarily due to fewer acquisitions. Net sales for BSG for the fiscal year ended September 30, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $16.5 million, or 1.1% of BSG's net sales.

For the fiscal year ended September 30, 2015, the BSG segment's net sales reflect a same store sales growth rate of 5.7% compared to 3.5% for the fiscal year ended September 30, 2014. For the fiscal year ended September 30, 2015, the BSG segment's same store sales growth rate was positively impacted by improved customer traffic in the U.S. compared to the fiscal year ended September 30, 2014.

The $60.1 million increase in the BSG segment's net sales is primarily the result of increases in unit volume (including increases in sales at existing stores and the incremental sales from 34 company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix, including the impact of certain third-party brands with higher average unit prices introduced this year at our BSG segment).

Gross Profit

Consolidated Gross Profit.    Consolidated gross profit increased by $37.7 million, or 2.0%, for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014, primarily due to higher net sales. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, was 49.5% for the fiscal year ended September 30, 2015, compared to 49.6% for the fiscal year ended September 30, 2014. Consolidated gross profit for the fiscal year ended September 30, 2015 is inclusive of a negative impact from changes in foreign currency exchange rates of approximately $40.6 million.

Sally Beauty Supply.    Sally Beauty Supply's gross profit increased by $10.7 million, or 0.8%, for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014, primarily due to higher sales. Sally Beauty Supply's gross profit as a percentage of net sales was 54.8% for both the fiscal year ended September 30, 2015 and the fiscal year ended September 30, 2014. Sally Beauty Supply's gross profit for the fiscal year ended September 30, 2015 is inclusive of a negative impact from changes in foreign currency exchange rates of approximately $33.4 million.

Beauty Systems Group.    BSG's gross profit increased by $26.9 million, or 4.5%, for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014, due to higher sales and improved gross profit margin. BSG's gross profit as a percentage of net sales was 41.3% for the fiscal year ended September 30, 2015, compared to 41.1% for the fiscal year ended September 30, 2014. BSG's gross profit for the fiscal year ended September 30, 2015 is inclusive of a negative impact from changes in foreign currency exchange rates of approximately $7.2 million.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $39.6 million, or 3.1%, for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014. This increase was attributable in part to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened in the preceding 12 months (approximately 145 net additional company-operated stores added since September 30, 2014, which represents a 3.1% increase in the number of stores). In addition, the increase reflects higher recruitment and compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $5.0 million), higher expenses related to on-going upgrades to our information technology systems (approximately $3.7 million), higher advertising costs in our Sally Beauty Supply segment (approximately $5.4 million) and higher expenses principally associated with store remodels and relocations (approximately $2.4 million) in the Sally Beauty Supply segment, higher corporate expenses related to the data security incidents and to ongoing data security upgrades (approximately $4.0 million, net of related insurance recovery), and expenses incurred in connection with the restructuring of our Sally Beauty Supply segment's operations in Germany of approximately $3.9 million ($5.3 million, net of approximately $1.4 million reflected in cost of products sold and distribution expenses) in the fiscal year ended September 30, 2015. Selling, general and administrative expenses, as a percentage of net sales, increased to 34.2% for the fiscal year ended September 30, 2015, compared to 33.9% for the fiscal year ended September 30, 2014, mainly as a result of the expense increases mentioned earlier in this paragraph. Consolidated selling, general and administrative expenses for the fiscal year ended September 30, 2015 are inclusive of a net positive impact from changes in foreign currency exchange rates, of approximately $34.2 million, resulting from a stronger U.S. dollar during the fiscal year ended September 30, 2015.

Depreciation and Amortization

Consolidated depreciation and amortization increased by $9.7 million, or 12.2%, to $89.4 million for the fiscal year ended September 30, 2015, compared to $79.7 million for the fiscal year ended September 30, 2014. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments, store remodels in the Sally Beauty Supply segment in the U.S., and ongoing information technology upgrades), partially offset by the impact of assets (including intangible assets) that became fully depreciated (or fully amortized) in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Fiscal Year Ended September 30,
	2015	2014	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$412,393	$431,655	$(19,262)	(4.5)%
BSG	231,151	216,971	14,180	6.5%

Segment operating profit	643,544	648,626	(5,082)	(0.8)%
Unallocated expenses	(131,440)	(119,523)	11,917	10.0%
Share-based compensation expenses	(16,778)	(22,107)	(5,329)	(24.1)%

Operating earnings	$495,326	$506,996	$(11,670)	(2.3)%

Consolidated operating earnings decreased by $11.7 million, or 2.3%, for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014. This decrease is primarily the result of higher unallocated expenses and a decrease in our Sally Beauty Supply segment's operating profit, partially offset by an increase in our BSG segment's operating profit and lower share-based compensation expenses, as discussed below. Operating earnings, as a percentage of net sales, decreased to 12.9% for the fiscal year ended September 30, 2015, compared to 13.5% for the fiscal year ended September 30, 2014. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, including incremental corporate expenses related primarily to the data security incidents and ongoing data security upgrades of approximately $4.0 million (net of certain insurance recovery related to the data security incidents) and expenses of $5.3 million related to the Sally Beauty Supply segment's Germany restructuring mentioned earlier.

Sally Beauty Supply.    Sally Beauty Supply's segment operating earnings decreased by $19.3 million, or 4.5%, for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014. The decrease in the Sally Beauty Supply segment's operating earnings was primarily a result of the incremental costs related to 111 additional company-operated stores (stores opened during the past twelve months) operating during the fiscal year ended September 30, 2015. In addition, the decrease reflects higher advertising costs ($5.4 million), the incremental depreciation expense ($4.8 million) associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in several geographies and store remodels in the U.S., and with ongoing information technology upgrades), expenses related to the Germany restructuring initiative ($5.3 million), higher expenses principally associated with store remodels and relocations ($2.4 million) and higher recruitment and employee compensation-related expenses in connection with our management transition plans ($1.4 million), partially offset by the increase in the Sally Beauty Supply segment's net sales described above. Segment operating earnings, as a percentage of net sales, decreased to 17.7% for the fiscal year ended September 30, 2015, compared to 18.7% for the fiscal year ended September 30, 2014. This decrease reflects higher segment operating expenses as a percentage of the segment's net sales, primarily as a result of the expense increases mentioned earlier in this paragraph.

Beauty Systems Group.    BSG's segment operating earnings increased by $14.2 million, or 6.5%, for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014, primarily as a result of increased sales, partially offset by the incremental costs related to 34 additional company-operated stores (stores opened during the past twelve months) operating during the fiscal year ended September 30, 2015, as well as by the incremental depreciation expense ($1.9 million) associated with capital expenditures made in the preceding 12 months (mainly in connection with ongoing information technology upgrades), higher allowance for doubtful accounts receivable (approximately $0.8 million, predominantly related to one customer) and higher expenses related primarily to upgrades to our BSG information technology systems (approximately $0.7 million). Segment operating earnings, as a percentage of net sales, increased to 15.4% for the fiscal year ended September 30, 2015, compared to 15.0% for the fiscal year ended September 30, 2014, primarily as a result of the increase in the segment's gross profit margin described above, as well as a reduction in the segment's operating expenses as a percentage of the segment's net sales.

Unallocated Expenses.    Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $11.9 million, or 10.0%, for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014. This increase was due primarily to higher recruitment and employee compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $3.2 million), incremental depreciation expense ($3.3 million) associated with capital expenditures made in the preceding 12 months (mainly in connection with ongoing information technology upgrades), higher corporate expenses related primarily to on-going upgrades to our information technology systems (approximately $2.5 million), higher corporate expenses related primarily to the data security incidents and ongoing data security upgrades (approximately $4.0 million, net of certain insurance recovery related to the data security incidents) and higher professional fees primarily related to new business development and other corporate initiatives (approximately $1.0 million).

Share-based Compensation Expenses.    Total compensation costs charged against income for share-based compensation arrangements decreased by $5.3 million, or 24.1%, to $16.8 million for the fiscal year ended September 30, 2015, compared to $22.1 million for the fiscal year ended September 30, 2014. This decrease was mainly due to lower aggregate fair value at the date of grant of the stock options awarded during the fiscal year ended September 30, 2015 and the impact of awards that became fully vested since September 30, 2014. In addition, this decrease reflects the impact of a $3.5 million stock options award in connection with the executive management transition plan during the fiscal year ended September 30, 2014, without a comparable award in the fiscal year ended September 30, 2015.

Interest Expense

Interest expense was $116.8 million for the fiscal year ended September 30, 2015, compared to $116.3 million the fiscal year ended September 30, 2014. Interest expense is net of interest income of approximately $0.2 million for each of the fiscal years ended September 30, 2015 and 2014. The increase in interest expense was primarily attributable to the effect of higher principal balances on our debt outstanding during the fiscal year ended September 30, 2015, including the senior notes due 2023 issued in October 2013. This increase was partially offset by lower borrowings under the ABL facility during the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014. Please see Note 13 of the Notes to Consolidated Financial Statements in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report and "Liquidity and Capital Resources" below for additional information about the Company's debt.

Provision for Income Taxes

The provision for income taxes was $143.4 million and $144.7 million and the annual effective tax rate was 37.9% and 37.0% for the fiscal years ended September 30, 2015 and 2014, respectively. The increase in the effective income tax rate for the fiscal year 2015, compared to the fiscal year 2014, is primarily due to increased foreign tax losses resulting in part from our ongoing expansion into international geographies and a beneficial tax settlement in the fiscal year 2014 without a comparable tax benefit in the fiscal year 2015.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $10.9 million, or 4.4%, to $235.1 million for the fiscal year ended September 30, 2015, compared to $246.0 million for the fiscal year ended September 30, 2014. Net earnings, as a percentage of net sales, were 6.1% for the fiscal year ended September 30, 2015, compared to 6.6% for the fiscal year ended September 30, 2014.

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

Sally Beauty Supply.    Net sales for Sally Beauty Supply increased by $78.7 million, or 3.5%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $80.7 million, or 3.6%. Certain other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and e-commerce sales of our Sinelco Group subsidiaries) in the aggregate contributed an increase in sales of approximately $3.3 million, or 0.1%, compared to the fiscal year ended September 30, 2013. On the other hand, for the fiscal year ended September 30, 2013, incremental sales from businesses acquired in the preceding 12 months were $5.3 million with no comparable amount for the fiscal year ended September 30, 2014. Net sales for Sally Beauty Supply for the fiscal year ended September 30, 2014, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $11.8 million.

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

Gross Profit

Consolidated Gross Profit.    Consolidated gross profit increased by $64.9 million, or 3.6%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013, due to higher sales. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, was 49.6% for both the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013. During the fiscal year ended September 30, 2014, changes in foreign currency exchange rates did not have a material impact on our consolidated gross profit.

Sally Beauty Supply.    Sally Beauty Supply's gross profit increased by $42.4 million, or 3.5%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013, due to higher sales. Sally Beauty Supply's gross profit as a percentage of net sales was 54.8% for the fiscal year ended September 30, 2014, compared to 54.9% for the fiscal year ended September 30, 2013. The decline in gross profit margin was primarily the result of a shift in product mix (to lower margin product) in the U.S., including the impact of increases in sales of third-party brands, which generally have a lower gross profit margin for us than exclusive-label products.

Beauty Systems Group.    BSG's gross profit increased by $22.5 million, or 3.9%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013, due to higher sales. BSG's gross profit as a percentage of net sales was 41.1% for both the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $70.8 million, or 5.9%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. This increase was attributable to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened and from businesses acquired in the preceding 12 months (160 additional company-operated stores added since September 30, 2013, a 3.6% increase), higher corporate expenses associated with our self-funded employee healthcare benefits program in the U.S. (approximately $11.4 million), higher advertising costs in the Sally Beauty Supply segment of $6.3 million, higher corporate expenses related primarily to on-going upgrades to our information technology systems (approximately $3.3 million) and an increase in our investments in new business development primarily at BSG's Loxa Beauty business (approximately $2.5 million). In addition, for the fiscal year ended September 30, 2014, selling, general and administrative expenses reflect the charge of $2.5 million in connection with the data security incident and the $3.5 million share-based compensation expense in connection with the executive management transition plan mentioned earlier without a comparable amount for the fiscal year ended September 30, 2013. Selling, general and administrative expenses, as a percentage of net sales, increased to 33.9% for the fiscal year ended September 30, 2014, compared to 33.2% for the fiscal year ended September 30, 2013, mainly as a result of the expense increases and the charges mentioned earlier in this paragraph.

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

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Fiscal Year Ended September 30,
	2014	2013	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$431,655	$437,018	$(5,363)	(1.2)%
BSG	216,971	200,492	16,479	8.2%

Segment operating profit	648,626	637,510	11,116	1.7%
Unallocated expenses	(119,523)	(97,947)	21,576	22.0%
Share-based compensation expenses	(22,107)	(19,201)	2,906	15.1%

Operating earnings	$506,996	$520,362	$(13,366)	(2.6)%

Consolidated operating earnings decreased by $13.4 million, or 2.6%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. The decrease in consolidated operating earnings is primarily the result of higher unallocated expenses and share-based compensation expenses and a decrease in the Sally Beauty Supply segment's operating profit, partially offset by an increase in the BSG segment's operating profit, as discussed below. Operating earnings, as a percentage of net sales, decreased to 13.5% for the fiscal year ended September 30, 2014, compared to 14.4% for the fiscal year ended September 30, 2013. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, including the $2.5 million charge in connection with the data security incident and the $3.5 million share-based compensation expense in connection with the executive management transition plan mentioned earlier.

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

Beauty Systems Group.    BSG's segment operating earnings increased by $16.5 million, or 8.2%, for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013, primarily as a result of increased sales, partially offset by the incremental costs related to 19 additional company-operated stores (stores opened or acquired during the past twelve months) operating during the fiscal year ended September 30, 2014 and investments in new business development (approximately $2.5 million). Segment operating earnings, as a percentage of net sales, increased to 15.0% for the fiscal year ended September 30, 2014, compared to 14.4% for the fiscal year ended September 30, 2013, primarily as a result of a reduction in the segment's operating expenses as a percentage of the segment's net sales.

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

Share-based Compensation Expenses.    Total compensation costs charged against income for share-based compensation arrangements increased by $2.9 million, or 15.1%, to $22.1 million for the fiscal year ended September 30, 2014, compared to $19.2 million for the fiscal year ended September 30, 2013. This increase was primarily due to the impact of share-based awards made during the fiscal year ended September 30, 2014, including the $3.5 million share-based compensation expense in connection with the executive management transition plan described above, partially offset by the impact of share-based compensation awards that became fully vested during the fiscal year ended September 30, 2014.

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

Financial Condition

September 30, 2015 Compared to September 30, 2014

Working capital (current assets less current liabilities) increased by $54.8 million to $695.4 million at September 30, 2015, compared to $640.6 million at September 30, 2014. The ratio of current assets to current liabilities was 2.41 to 1.00 at September 30, 2015, compared to 2.38 to 1.00 at September 30, 2014. The increase in working capital reflects an increase in current assets of $83.0 million, partially offset by an increase in current liabilities of $28.2 million. The increase in current assets is principally due to an increase in cash and cash equivalents of $33.5 million (please see "Liquidity and Capital Resources" below for a description of our sources and uses of cash) and an increase of $56.8 million in inventory, partially offset by a decrease in trade accounts receivable and accounts receivable, other, in the aggregate, of $7.4 million. The increase in current liabilities is principally due to an increase of $16.5 million in accounts payable and an increase of $9.9 million in accrued liabilities, as discussed below.

Trade accounts receivable and accounts receivable, other, in the aggregate, decreased by $7.4 million to $91.1 million at September 30, 2015, compared to $98.5 million at September 30, 2014 due primarily to the timing of collections from customers and vendors in the ordinary course of our business and the impact of foreign currency translation adjustments. Inventory increased by $56.8 million to $885.2 million at September 30, 2015, compared to $828.4 million at September 30, 2014 primarily due to the effect of stores opened (145 net additional Sally Beauty Supply and BSG company-operated stores added during the fiscal year ended September 30, 2015), the addition of new product lines in both operating segments and the expansion of our BSG segment's exclusive distribution rights into new geographic areas in the U.S., partially offset by the impact of foreign currency translation adjustments of approximately $23.9 million.

Accounts payable increased by $16.5 million to $275.9 million at September 30, 2015, compared to $259.5 million at September 30, 2014 due to the timing of payments to suppliers primarily in connection with recent purchases of merchandise inventory and capital expenditures. Accrued liabilities increased by $9.9 million to $208.7 million at September 30, 2015, compared to $198.8 million at September 30, 2014, primarily due to the timing of payments of employee compensation and compensation-related expenses of $5.2 million and an accrued liability related to the 2014 data security incident of approximately $2.9 million.

Net property and equipment increased by $32.7 million to $270.8 million at September 30, 2015, compared to $238.1 million at September 30, 2014, primarily due to capital expenditures, including amounts incurred but not paid at September 30, 2015, of $118.1 million, partially offset by the fiscal year 2015 depreciation expense of $75.1 million and foreign currency translation adjustments of approximately $9.3 million.

Goodwill decreased by $12.0 million to $524.4 million at September 30, 2015, compared to $536.3 million at September 30, 2014, primarily due to foreign currency translation adjustments of approximately $14.8 million, partially offset by goodwill recorded in connection with businesses acquired during the fiscal year 2015 of $2.8 million.

Intangible assets, excluding goodwill, decreased by $15.9 million to $98.8 million at September 30, 2015, compared to $114.7 million at September 30, 2014, primarily due to amortization expense of $14.3 million recognized in the fiscal year 2015 and foreign currency translation adjustments, partially offset by intangible assets recorded in connection with businesses acquired during the fiscal year 2015 of $2.2 million.

Long-term debt, including current portion, increased by $1.6 million to $1,787.6 million at September 30, 2015, compared to $1,786.0 million at September 30, 2014, primarily due to foreign currency translation adjustments and the amortization of premium on certain senior notes. Please see "Liquidity and Capital Resources" below.

Total stockholders' deficit decreased by $49.2 million to $297.8 million at September 30, 2015, compared to $347.1 million at September 30, 2014. This decrease was primarily a result of net earnings of $235.1 million, and share-based compensation expenses, the impact of exercises of stock options and other share-based compensation activity, in the aggregate, of approximately $90.9 million. This decrease was partially offset by our repurchase and retirement of approximately 8.1 million shares of our common stock for approximately $227.6 million and foreign currency translation adjustments, net of tax, of $49.2 million. Please see "Liquidity and Capital Resources" below.

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

At September 30, 2015, cash and cash equivalents were $140.0 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances, funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, fund share repurchases and potential acquisitions, and finance anticipated capital expenditures, including information technology upgrades and store remodels, over the next twelve months.

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

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. There were no funds drawn or borrowings outstanding during the fiscal year ended September 30, 2015 under the ABL facility.

As of September 30, 2015, there were no borrowings outstanding under the ABL facility and Sally Holdings had $476.9 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

During the fiscal year ended September 30, 2015, 2014 and 2013 we completed several acquisitions at an aggregate cost of $7.1 million, $4.9 million and $22.1 million, respectively. We generally funded these acquisitions with cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our September 2012 and October 2013 debt issuances.

Share Repurchase Programs

In August 2014, we announced that the Board had approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over a period of approximately three years (the "2014 Share Repurchase Program"). The 2014 Share Repurchase Program expires on September 30, 2017.

During the fiscal year ended September 30, 2015, we repurchased and subsequently retired approximately 8.1 million shares of our common stock under the 2014 Share Repurchase Program at a cost of $227.6 million. In addition, during the fiscal year ended September 30, 2014, we repurchased and retired approximately 12.6 million shares of our common stock under the 2013 Share Repurchase Program (a share repurchase program approved by our Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at a cost of $333.3 million and, during the fiscal year ended September 30, 2013, we repurchased and subsequently retired approximately 18.9 million shares of our common stock under the 2013 Share Repurchase Program and the 2012 Share Repurchase Program (a share repurchase program approved by our Board in August 2012 and terminated in connection with the authorization of the 2013 Share Repurchase Program) at a cost of $509.7 million. We funded these share repurchases with cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our September 2012 and October 2013 debt issuances. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

For the fiscal years 2015, 2014 and 2013, our primary sources of cash have been funds provided by operating activities, our October 2013 debt issuance and, when necessary, borrowings under our ABL facility. The primary uses of cash during the past three years were for share repurchases, debt service, capital expenditures and acquisitions.

The following table shows our sources and uses of funds for the fiscal years ended September 30, 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended September 30,
	2015	2014	Change	2014	2013	Change
Net cash provided by operating activities	$300,787	$315,972	$(15,185)	$315,972	$310,454	$5,518
Net cash used by investing activities	(112,818)	(81,754)	(31,064)	(81,754)	(106,977)	25,223
Net cash used by financing activities	(151,955)	(173,734)	21,779	(173,734)	(396,775)	223,041
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,551)	(1,024)	(1,527)	(1,024)	193	(1,217)

Net increase (decrease) in cash and cash equivalents	$33,463	$59,460	$(25,997)	$59,460	$(193,105)	$252,565

   Net Cash Provided by Operating Activities

Net cash provided by operating activities during the fiscal year ended September 30, 2015 decreased by $15.2 million to $300.8 million compared to $316.0 million during the fiscal year ended September 30, 2014, primarily due to a decrease in net earnings ($10.9 million) and net changes in the components of working capital in the normal course of our business ($11.4 million), partially offset by a change in depreciation and amortization expense ($9.7 million). The changes in the components of working capital include net changes in operating assets ($49.3 million), partially offset by net changes in operating liabilities ($37.8 million).

Net cash provided by operating activities during the fiscal year ended September 30, 2014 increased by $5.5 million to $316.0 million compared to $310.5 million during the fiscal year ended September 30, 2013. This increase was primarily due to net changes in the components of working capital in the normal course of our business, partially offset by a decrease in net earnings ($15.2 million).

   Net Cash Used by Investing Activities

Net cash used by investing activities during the fiscal year ended September 30, 2015 increased by $31.1 million to $112.8 million compared to $81.8 million during the fiscal year ended September 30, 2014. This increase reflects an increase in capital expenditures ($29.7 million) primarily related to store openings and to ongoing information technology upgrades in both business segments, and to store remodels in the Sally Beauty Supply segment in the U.S. during the fiscal year ended September 30, 2015, as well as an increase in cash used for acquisitions (net of cash acquired) of $1.3 million during the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014.

Net cash used by investing activities during the fiscal year ended September 30, 2014 decreased by $25.2 million to $81.8 million, compared to $107.0 million during the fiscal year ended September 30, 2013. This decrease reflects, in the Sally Beauty Supply segment, capital expenditures related to our opening of a distribution facility in the fiscal year ended September 30, 2013 without a comparable capital project in the fiscal year ended September 30, 2014, as well as lower expenditures in our point-of-sale system upgrade project in the U.S., as we completed that capital project. In addition, the decrease reflects less net cash used for acquisitions (net of cash acquired) of $17.0 million in the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013.

   Net Cash Used by Financing Activities

Net cash used by financing activities decreased by $21.8 million to $152.0 million during the fiscal year ended September 30, 2015, compared to $173.7 million during the fiscal year ended September 30, 2014. This decrease was primarily due to a decrease in cash used to repurchase shares of our common stock of $105.7 million, an increase in proceeds from exercises of stock options and excess tax benefits resulting from share-based compensation activity, in the aggregate, of $35.1 million, and the impact of debt issuance costs of $3.9 million paid in connection with issuance of the senior notes due 2023 in the fiscal year ended September 30, 2014 with no comparable amount in the fiscal year ended September 30, 2015, partially offset by a decrease in net borrowings under our long-term debt of $123.0 million.

Net cash used by financing activities decreased by $223.0 million to $173.7 million during the fiscal year ended September 30, 2014, compared to $396.8 million during the fiscal year ended September 30, 2013. This decrease was primarily due to $176.4 million less cash used to repurchase shares of our common stock in the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013. In addition, the decrease reflects our issuance of the senior notes due 2023 in October 2013 ($200.0 million), partially offset by our payment in full of borrowings under the ABL facility ($76.0 million) during the fiscal year ended September 30, 2014, as well as net borrowings of $76.0 million under the ABL facility during the fiscal year ended September 30, 2013.

Long-Term Debt

   Outstanding Long-Term Debt

In 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings) incurred $1,850.0 million of indebtedness in connection with the Company's separation from its former parent, The Alberto-Culver Company, which we refer to as Alberto-Culver.

In the fiscal year ended September 30, 2011, Sally Holdings entered into a $400 million, five-year asset-based senior secured loan facility (the "ABL facility"). The availability of funds under the ABL facility, as amended in June 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. In July 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL Facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 2018 and improved certain other covenant terms. At September 30, 2015, the Company had $476.9 million available for borrowing under the ABL facility, including the Canadian sub-facility. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

In the fiscal year ended September 30, 2012, Sally Holdings and Sally Capital Inc. (collectively, the "Issuers"), both indirect wholly-owned subsidiaries of the Company, issued $750.0 million aggregate principal amount of their 6.875% Senior Notes due 2019 (the "senior notes due 2019") and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the "senior notes due 2022"), including $150.0 million of the aggregate principal amount of the senior notes due 2022 issued at par plus a premium. Such premium is being amortized over the term of the senior notes due 2022 using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million (substantially all of which was incurred in 2006 in connection with our separation from Alberto-Culver) and for general corporate purposes. In connection with the issuances of the senior notes due 2019 and the senior notes due 2022, during the fiscal year ended September 30, 2012 the Company incurred and capitalized, in the aggregate, financing costs of approximately $31.2 million. This amount is included in long-term debt on our consolidated balance sheets and is being amortized over the term of the senior notes due 2019 and the senior notes due 2022, as appropriate, using the effective interest method in accordance with GAAP.

On October 29, 2013, the Issuers issued $200.0 million aggregate principal amount of their 5.5% Senior Notes due 2023 (the "senior notes due 2023") at par. The Company used the net proceeds from this debt issuance, approximately $196.3 million, to repay borrowings outstanding under the ABL facility of $88.5 million (which borrowings were primarily used to fund share repurchases) and for general corporate purposes, including share repurchases. In connection with the issuances of the senior notes due 2023, the Company incurred and capitalized financing costs of approximately $3.9 million. This amount is included in long-term debt on our consolidated balance sheets and is being amortized over the term of the senior notes due 2023 using the effective interest method in accordance with GAAP.

The principal amount of long-term debt (excluding capitalized leases) as of September 30, 2015 is as follows (dollars in thousands):

	Principal Amount(c)	Maturity Dates	Interest Rates(a)
ABL facility	$—	July 2018	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(b) plus (1.50% to 1.75%)
Senior notes due 2019	750,000	Nov. 2019	6.875%
Senior notes due 2022	850,000	June 2022	5.750%
Senior notes due 2023	200,000	Nov. 2023	5.500%

Total	$1,800,000

(a)
Interest rates shown represent the coupon or contractual rate related to each debt instrument listed.

(b)
When used in this Annual Report, LIBOR means the London Interbank Offered Rate.

(c)
Amounts reported above do not reflect unamortized premium of $6.5 million related to notes with an aggregate principal amount of $150.0 million and unamortized debt issuance costs in the aggregate amount of $21.8 million, at September 30, 2015.

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

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2015, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company's Secured Leverage Ratio exceeds 4.0 to 1.0. At September 30, 2015, the Company's Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility).

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty's subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 ("Incurrence Test"). At September 30, 2015, the Company's Consolidated Coverage Ratio was approximately 5.6 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a "Restricted Payment" or "Restricted Payments") to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings' and its subsidiaries' cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At September 30, 2015, the Company's Consolidated Total Leverage Ratio was approximately 2.8 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of September 30, 2015, the Consolidated Fixed Charge Coverage Ratio was approximately 3.5 to 1.0.

When used in this Annual Report, the phrase "Consolidated EBITDA" is intended to have the meaning given to such phrase in the ABL facility or the indentures governing the senior notes due 2019, 2022 and 2023, as appropriate. EBITDA is not a recognized measurement under accounting principles generally accepted in the United States of America ("GAAP") and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

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

Capital Requirements

During the fiscal year ended September 30, 2015, we had total capital expenditures of approximately $118.1 million, including amounts incurred but not paid at September 30, 2015 (approximately $11.6 million), which were primarily to fund the addition of new stores and store remodels, expansion or relocation of existing stores in the ordinary course of our business, as well as ongoing information technology upgrades. For the fiscal year 2016, we anticipate capital expenditures in the range of approximately $125.0 million to $135.0 million, excluding acquisitions. Capital expenditures will be primarily to fund the addition of new stores, store remodels, upgrades to our distribution centers in the U.S., expansion or relocation of existing stores, as well as certain corporate projects in the ordinary course of our business, including ongoing technology upgrades.

Contractual Obligations

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2015 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest obligations(a)	$112,318	$224,279	$928,720	$1,165,196	$2,430,513
Obligations under operating leases(b)	172,144	260,815	130,698	71,730	635,387
Purchase obligations(c)	18,253	19,000	19,000	18,208	74,461
Other long-term obligations(d)(e)	14,921	9,125	4,665	7,780	36,491

Total	$317,636	$513,219	$1,083,083	$1,262,914	$3,176,852

(a)
Long-term debt obligations include obligations under capital leases and future interest payments on senior notes outstanding as of September 30, 2015. The amounts shown above do not include unamortized premium and deferred debt issuance costs reflected in the Company's consolidated balance sheets since those excluded amounts do not represent contractual obligations.

(b)
In accordance with GAAP, obligations under operating leases are not reflected in the Company's consolidated balance sheets. The amounts reported for operating leases do not include common area maintenance (CAM), property taxes or other executory costs. Please see Note 12 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report for additional information about the Company's operating leases. The amounts shown above do not include obligations of the Company's franchisees under operating leases of approximately $0.8 million for which the Company is contingently liable in the event of default by the franchisee.

(c)
Purchase obligations reflect legally binding agreements entered into by us to purchase goods or services, that specify minimum quantities to be purchased and with fixed or variable price provisions. In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets. Amounts shown do not reflect open purchase orders, mainly for merchandise, to be fulfilled within one year, which are generally cancellable.

(d)
Other long-term obligations, including current portion, principally represent obligations under insurance and self-insurance programs. These obligations are included in accrued liabilities and other liabilities, as appropriate, in the Company's consolidated balance sheets.

(e)
The table above does not include $3.0 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

The information contained in the table above with regards to the Company's long-term debt obligations is based on the current terms of such debt obligations and does not reflect any assumptions about the Company's ability to refinance some or all of its senior notes on or before their maturity. In the event that the Company refinances some or all of its senior notes on or before their maturity, actual payments for some of the periods shown may differ materially from the amounts reported herein. In addition, other future events could cause actual payments to differ materially from these amounts.

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

Off-Balance Sheet Financing Arrangements

At September 30, 2015 and 2014, we had no off-balance sheet financing arrangements other than obligations under operating leases (see Contractual Obligations table above), and letters of credit (related to inventory purchases and self-insurance programs) in the aggregate amount of $23.1 million and $22.0 million, respectively.

Inflation

We believe inflation did not have a material effect on our results of operations during each of the three fiscal years in the period ended September 30, 2015. However, we have recently experienced an upswing in labor and real estate costs in the U.S. Employee compensation and rent expenses represent two of our most significant operating expenses. A material increase in labor and real estate costs in the future, particularly during an extended period of time, could have a material adverse effect on our results of operations.

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

Valuation of Inventory

Inventory is stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or net realizable value. When necessary, the Company adjusts the carrying value of inventory to the lower of cost or net realizable value, including disposal costs, and for estimated inventory shrinkage. In assessing the net realizable value of inventory, management considers several key factors including estimates of the future demand for the Company's products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in stock keeping units ("SKUs"). We estimate inventory shrinkage between physical counts based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of products sold and distribution expenses. Inventory shrinkage expense averaged approximately 1.0% of consolidated net sales in fiscal years 2015, 2014 and 2013. A 10% increase or decrease in our estimate of inventory shrinkage at September 30, 2015, would impact net earnings by approximately $1.6 million, net of income tax.

Vendor Rebates and Concessions

The Company deems a cash consideration received from a supplier to be a reduction of the cost of products sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendor's products. The majority of cash consideration received by the Company is considered to be a reduction of the cost of the related products and is reflected in cost of products sold and distribution expenses in our consolidated statements of earnings as the related products are sold. Any portion of such cash consideration received that is attributable to inventory on hand is reflected as a reduction of inventory. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the consolidated statements of earnings. We record cash consideration expected to be received from vendors in other receivables at the amount we believe will be collected. These receivables could be significantly affected if the actual amounts subsequently collected differ from management's expectations. A 10% increase or decrease in these receivables at September 30, 2015, would impact net earnings by approximately $2.3 million, net of income tax.

Retention of Risk

   Employee Health Insurance Liability

We maintain a largely self-funded program, primarily in the U.S., for healthcare benefits for employees who meet certain eligibility requirements. We cover the majority of expenses associated with these benefits, other than certain fees and out-of pocket expenses paid by the employees through payroll deductions. Payments for healthcare benefits below specified amounts (currently $350,000 per individual per year) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in claims incurred but not yet reported, and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2015 and 2014, we accrued an estimated liability relating to employee health insurance of $6.5 million and $7.0 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs of our employee healthcare benefits. In assessing the adequacy of our employee health insurance liability, management considers several key factors including estimates of medical costs and trends in claims. This liability could be significantly affected if actual results differ from management's expectations. A 10% increase or decrease in our employee health insurance liability at September 30, 2015 would impact net earnings by approximately $0.4 million, net of income tax.

   Workers' Compensation Liability, General Liability, and Automobile and Property Liability

We maintain a large deductible insurance plan for workers' compensation liability, general liability and automobile and property liability loss exposures. We base our estimates of the ultimate liability on an actuarial analysis performed by an independent third-party actuary. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2015 and 2014, our balance sheets included an estimated liability related to these deductible and retention limits of approximately $29.4 million and $31.4 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our workers' compensation, general liability, and automobile and property liability insurance coverage. Changes in estimates occur over time due to such factors as claims incidence and severity of injury or damages. Our liabilities could be significantly affected if actual results differ from management's expectations or actuarial analyses. A 10% increase or decrease in our workers' compensation liability, general liability, and automobile and property liability at September 30, 2015 would impact net earnings by approximately $1.8 million, net of income tax.

The change in the insurance and self-insurance liability was as follows (in thousands):

	Fiscal Year Ended September 30,
	2015	2014
Balance at beginning of period	$39,103	$37,266
Self-insurance expense	74,277	76,841
Payments, net of employee contributions	(76,903)	(75,004)

Balance at end of period	$36,477	$39,103

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

For the fiscal years ended September 30, 2015, 2014 and 2013, the effective income tax rates were 37.9%, 37.0% and 36.7%, respectively. The increase in the effective income tax rate for the fiscal year 2015, compared to the fiscal year 2014, is primarily due to increased foreign tax losses resulting in part from our ongoing expansion into international geographies and a beneficial tax settlement in the fiscal year 2014 without a comparable tax benefit in the fiscal year 2015. For the fiscal year ending September 30, 2016, the annual effective tax rate is expected to be in the range of 37.5% to 38.5%.

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

When appropriate, the Company first assesses relevant qualitative factors in order to determine whether it is necessary to perform the quantitative impairment tests otherwise required under ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350"). Based on the reviews performed by the Company and after taking into account recent potential triggering events, including the recent decline in the average daily trading prices for shares of our common stock, there were no material asset impairments recognized in the current or prior fiscal years presented, except for asset impairments in the aggregate amount of $2.5 million recognized in connection with the Germany restructuring in the fiscal year ended September 30, 2015.

Share-Based Payments

We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. For fiscal years 2015, 2014 and 2013, total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements was $16.8 million, $22.1 million and $19.2 million, respectively.

The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model using the following valuation inputs: expected life, volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding and is based on historical employee tenure and option exercise trends. The expected volatility reflects the average historical volatility for the Company's common stock. The risk-free interest rate is based on the zero-coupon U.S. Treasury notes with a remaining term, at the grant date, equal to the expected life of the stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recognized is significantly affected by these estimates. In addition, we record periodic stock option expense based on an estimate of the total number of stock options expected to vest, which requires us to estimate future forfeitures. We estimate future forfeitures based on our historical experience. Actual forfeitures could differ from these estimates and could significantly affect the amount and timing of the recognition of stock option expense. We have based all these estimates on management's assumptions as of September 30, 2015. Our estimates for future periods may be based on different assumptions and, accordingly, may differ.

We believe that our share-based compensation expenses are based on reasonable estimates and assumptions. However, if actual results are not consistent with our estimate or assumptions, we may be exposed to changes in share-based compensation expenses that could be material. A 10% change in our share-based compensation expenses for the year ended September 30, 2015 would affect earnings by approximately $1.0 million, net of income tax.

Recent Accounting Pronouncements

The Company has not yet adopted and is currently assessing the potential effect of the following pronouncements on its consolidated financial statements:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers which will supersede Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than December 16, 2016. The Company has not yet selected a transition method nor determined the effect of the new standard on its financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16") which will eliminate the current requirement to recognize measurement-period adjustments to provisional amounts retrospectively. Instead, ASU 2015-16 requires the acquirer to recognize measurement-period adjustments, as well as the impact on earnings of changes in depreciation, amortization and similar items (if any) as a result of the change to the provisional amounts, in the period when the amount of each adjustment is determined. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted.

In addition, the Company has not yet adopted the following recent accounting pronouncement and it does not believe the adoption of these pronouncements will have a material effect on its consolidated financial statements:

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in Cloud Computing Arrangement. This pronouncement provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. The new standard permits the use of either the prospective or retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

Accounting Changes

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that capitalized debt issuance costs be presented on the balance sheet as a direct deduction from the related debt liability. Prior to the issuance of this new standard, the Company had presented capitalized debt issuance costs, net of accumulated amortization, in other assets on its consolidated balance sheets, consistent with applicable GAAP. As permitted, the Company adopted the provisions of ASU 2015-03, retrospectively, in the fourth quarter of its fiscal year ended September 30, 2015. As a result of the adoption of ASU 2015-03, at September 30, 2015 and 2014, unamortized debt issuance costs of $21.8 million and $25.7 million, respectively, related to our senior notes are reported as a deduction from the related long-term debt obligations (in long-term debt) on the Company's consolidated balance sheets. The adoption of this standard did not have any other impact on the Company's consolidated financial statements. Please see Notes 4 and 13 below for more information about the Company's long-term debt.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory ("ASU 2015-11"), which is intended to narrow down the alternative methods available for valuing inventory. The new guidance does not apply to inventory currently measured using the last-in-first-out (LIFO) or the retail inventory valuation methods. Under the new standard, inventory valued using other methods, including the first-in-first-out (FIFO) method, must be valued at the lower of cost or net realizable value. This new guidance must be applied on a prospective basis. As permitted, the Company adopted the provisions of ASU 2015-11 in the fourth quarter of its fiscal year ended September 30, 2015 and its adoption did not have a material impact on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15") which permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. For public companies, this amendment is effective concurrently with ASU 2015-03. As permitted, the Company adopted the provisions of ASU 2015-15 in the fourth quarter of its fiscal year ended September 30, 2015 and its adoption did not have a material impact on the Company's consolidated financial statements.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several countries located in South America. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. For each of the fiscal years 2015, 2014 and 2013, approximately 19% of our consolidated net sales were made in currencies other than the U.S. dollar. Consolidated net sales for the fiscal year ended September 30, 2015, are inclusive of an approximately $87.3 million negative impact from changes in foreign currency exchange rates and other comprehensive income reflects $49.2 million in foreign currency translation adjustments. For the fiscal years 2015, 2014 and 2013, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure, would have impacted our consolidated net sales by approximately 1.8% in the fiscal year 2015, and would have impacted our consolidated net assets by approximately 2.3% at September 30, 2015.

As more fully discussed elsewhere in this Annual Report, the Company uses from time to time foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates. At September 30, 2015, the aggregate net fair value of all foreign exchange contracts held by the Company was approximately $0.3 million, consisting of contracts in an asset position of approximately $0.3 million and contracts in a liability position of less than $0.1 million.

The Company's foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net gains of $2.7 million and $1.9 million in the fiscal years ended September 30, 2015 and 2014, respectively, and a net loss of $2.8 million in the fiscal year ended September 30, 2013 in connection with all of the Company's foreign currency derivatives instruments, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At September 30, 2015, we had no borrowings outstanding under our ABL facility and we held no interest rate swaps or similar derivative instruments.

Credit risk

We are exposed to credit risk in connection with certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2015.

The derivative instruments held by the Company from time to time, including the foreign currency derivatives mentioned above, expose the Company to credit risk in the event of default by a counterparty. We believe that such exposure is mitigated by the substantial resources and strong creditworthiness of the counterparties to our derivative instruments at September 30, 2015. In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

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

Conclusions regarding Disclosure Controls.    Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2015, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2015 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

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

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2016 Annual Meeting of Stockholders under the headings "Proposal 1—Election of Directors," "Executive Officers of the Registrant," "Information Regarding Corporate Governance, the Board, and Its Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Report of the Audit Committee."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2016 Annual Meeting of Stockholders under the headings "Information on the Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2016 Annual Meeting of Stockholders under the heading "Ownership of Securities" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2016 Annual Meeting of Stockholders under the headings "Information Regarding Corporate Governance, the Board, and Its Committees," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2016 Annual Meeting of Stockholders under the heading "Proposal 2—Ratification of Selection of Auditors."

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
3.2
Sixth Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated July 30, 2015, which is incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 6, 2015
4.1
Credit Agreement dated as of November 12, 2010 among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as domestic borrowers, Beauty Systems Group (Canada), Inc., as Canadian borrower, SBH Finance B.V., as foreign borrower, the guarantors from time to time party hereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, the other lenders party hereto, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Capital Finance, LLC, as syndication agent, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint book managers, which is incorporated herein by reference from Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q filed on February 3, 2011
4.2
Amendment No. 1 dated June 8, 2012, to that certain Credit Agreement dated as of November 12, 2010 among the Borrowers, the Guarantors, the Administrative Agent, the Collateral Agent, the Canadian Agent and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 14, 2012
4.3
Second Amendment to Credit Agreement dated July 26, 2013, to that certain Credit Agreement dated as of November 12, 2010 among the Borrowers, the Guarantors, the Lenders party thereto, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agent (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.3 to the Company's Annual Report on Form 10-K filed on November 14, 2013†
4.4
Amended and Restated Security Agreement by Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as the domestic borrowers and the other domestic borrowers and domestic guarantors party hereto from time to time and Bank of America, N.A. as collateral agent dated as of July 26, 2013, which is incorporated herein by reference from Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on November 14, 2013†

4.5	Amended and Restated General Security Agreement by Beauty Systems Group (Canada), Inc., as the Canadian borrower and Bank of America, N.A., (acting through its Canada branch), as Canadian agent dated as of July 26, 2013, which is incorporated herein by reference from Exhibit 4.5 to the Company's Annual Report on Form 10-K filed on November 14, 2013†
4.6
Joinder to Loan Documents, dated as of December 20, 2011, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012†
4.7
Joinder to Loan Documents, dated as of May 28, 2015, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Military Supply LLC, Loxa Beauty LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2015†
4.8
Indenture, dated as of November 8, 2011, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 9, 2011
4.9
First Supplemental Indenture, dated as of December 20, 2011, among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC, Sally Holdings LLC, Sally Capital Inc., each existing Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012
4.10
Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc. and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 18, 2012
4.11
Supplemental Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit hereto), which is incorporated herein by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 18, 2012
4.12
Second Supplemental Indenture, dated as of October 29, 2013, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 29, 2013
4.13
Third Supplemental Indenture, dated as of May 28, 2015, by and among Loxa Beauty LLC , Sally Beauty Military Supply LLC, Sally Holdings LLC, Sally Capital Inc., each existing Parent Guarantor and Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2015

4.14	Third Supplemental Indenture, dated as of May 28, 2015, by and among Loxa Beauty LLC , Sally Beauty Military Supply LLC, Sally Holdings LLC, Sally Capital Inc., each existing Parent Guarantor and Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2015
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
10.10
2009 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on November 20, 2008

10.11	Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007
10.12
Form of Option Exercise Period Extension Agreement for Retired Executives, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2009
10.13
Amendment and Restated Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.14
2010 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.15
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
10.20
2011 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K filed on November 18, 2010
10.21
2011 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K filed November 15, 2012
10.22	Form of Sally Beauty Holdings, Inc. 2012 Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K filed on November 16, 2011

10.23	Form of Option Exercise Period Extension and Restricted Stock Vesting Extension Agreement, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012
10.24
Sally Beauty Holdings, Inc. Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 3, 2014
10.25
Transition Agreement, by and between Gary G. Winterhalter and the Company, dated as of April 25, 2014, which is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 1, 2014
10.26	Offer Letter to Christian A. Brickman, dated as of April 25, 2014, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2014
10.27
Separation Agreement, by and between Tobin Anderson and Sally Beauty Supply LLC, dated as of May 16, 2014, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2014
10.28
Form of Severance Agreement between each of Gary G. Winterhalter, Mark L. Flaherty and Matthew Haltom and the Company effective as of November 5, 2012, Christian A. Brickman and the Company effective as of June 2, 2014, Brian E. Walker and the Company effective as of January 5, 2015 and Mark G. Spinks and the Company effective July 31, 2015, which is incorporated herein by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 5, 2012
10.29
2012 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on November 15, 2012
10.30
Sally Beauty Holdings, Inc. Amended and Restated Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on November 15, 2012
10.31
Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on November 15, 2012
10.32
Consulting Agreement by and between Sally Beauty Holdings, Inc. and John R. Golliher, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 6, 2015
21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*
23.1	Consent of KPMG*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Christian A. Brickman*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Mark J. Flaherty*
32.1	Section 1350 Certification of Christian A. Brickman*
32.2	Section 1350 Certification of Mark J. Flaherty*

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders' Equity (Deficit) and (vi) the Notes to Consolidated Financial Statements*
*
Included herewith

†
Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(c)   Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 2015.

SALLY BEAUTY HOLDINGS, INC.
By:	/s/ CHRISTIAN A. BRICKMAN Christian A. Brickman President, Chief Executive Officer and Director
By:	/s/ MARK J. FLAHERTY Mark J. Flaherty Senior Vice President and Chief Financial Officer
By:	/s/ JANNA S. MINTON Janna S. Minton Vice President, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY G. WINTERHALTER Gary G. Winterhalter	Executive Chairman of the Board of Directors	November 12, 2015
/s/ CHRISTIAN A. BRICKMAN Christian A. Brickman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 12, 2015
/s/ MARK J. FLAHERTY Mark J. Flaherty	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 12, 2015
/s/ JANNA S. MINTON Janna S. Minton	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	November 12, 2015
/s/ ROBERT R. MCMASTER Robert R. McMaster	Lead Independent Director	November 12, 2015
/s/ KATHERINE BUTTON BELL Katherine Button Bell	Director	November 12, 2015
/s/ MARSHALL E. EISENBERG Marshall E. Eisenberg	Director	November 12, 2015
/s/ JOHN A. MILLER John A. Miller	Director	November 12, 2015
/s/ SUSAN R. MULDER Susan R. Mulder	Director	November 12, 2015
/s/ EDWARD W. RABIN Edward W. Rabin	Director	November 12, 2015

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements
Years ended September 30, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited Sally Beauty Holdings, Inc.'s (the Company) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sally Beauty Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders' equity (deficit) for each of the years in the three-year period ended September 30, 2015, and our report dated November 11, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 11, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. (the Company) and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders' equity (deficit) for each of the years in the three-year period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sally Beauty Holdings, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for debt issuance costs in the fiscal years ended September 30, 2015 and 2014 due to its adoption of Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 11, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 11, 2015

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2015 and 2014
(In thousands, except par value data)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$140,038	$106,575
Trade accounts receivable, net	48,602	51,797
Accounts receivable, other	42,490	46,703
Inventory	885,214	828,429
Other current assets	37,049	38,995
Deferred income tax assets	33,709	31,650

Total current assets	1,187,102	1,104,149
Property and equipment, net	270,847	238,111
Goodwill	524,369	536,341
Intangible assets, excluding goodwill, net	98,848	114,744
Other assets	13,185	10,974

Total assets	$2,094,351	$2,004,319

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$755	$974
Accounts payable	275,917	259,463
Accrued liabilities	208,717	198,769
Income taxes payable	6,310	4,331

Total current liabilities	491,699	463,537
Long-term debt	1,786,839	1,785,013
Other liabilities	27,734	27,848
Deferred income tax liabilities	85,900	74,974

Total liabilities	2,392,172	2,351,372
Stockholders' deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 151,898 and 155,104 shares issued and 151,452 and 154,668 shares outstanding at September 30, 2015 and 2014, respectively	1,515	1,547
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(218,670)	(320,052)
Treasury Stock, 121 shares, at cost	(2,961)	—
Accumulated other comprehensive loss, net of tax	(77,705)	(28,548)

Total stockholders' deficit	(297,821)	(347,053)

Total liabilities and stockholders' deficit	$2,094,351	$2,004,319

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Fiscal Years ended September 30, 2015, 2014 and 2013
(In thousands, except per share data)

	2015	2014	2013
Net sales	$3,834,343	$3,753,498	$3,622,216
Cost of products sold and distribution expenses	1,936,492	1,893,326	1,826,953

Gross profit	1,897,851	1,860,172	1,795,263
Selling, general and administrative expenses	1,313,134	1,273,513	1,202,709
Depreciation and amortization	89,391	79,663	72,192

Operating earnings	495,326	506,996	520,362
Interest expense	116,842	116,317	107,695

Earnings before provision for income taxes	378,484	390,679	412,667
Provision for income taxes	143,397	144,686	151,516

Net earnings	$235,087	$245,993	$261,151

Basic earnings per share	$1.50	$1.54	$1.52

Diluted earnings per share	$1.49	$1.51	$1.48

Weighted average shares:
Basic	156,353	159,933	171,682

Diluted	158,226	163,419	176,159

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Fiscal Years ended September 30, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Net earnings	$235,087	$245,993	$261,151
Other comprehensive (loss) income:
Foreign currency translation adjustments	(49,157)	(19,308)	835
Income taxes related to other comprehensive income	—	578	—

Other comprehensive (loss) income, net of tax	(49,157)	(18,730)	835

Total comprehensive income	$185,930	$227,263	$261,986

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years ended September 30, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Cash Flows from Operating Activities:
Net earnings	$235,087	$245,993	$261,151
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	89,391	79,663	72,192
Share-based compensation expense	16,778	22,107	19,201
Amortization of deferred financing costs	3,789	3,759	3,587
Excess tax benefit from share-based compensation	(22,084)	(14,646)	(15,385)
Net loss on disposal of property and equipment	2,570	354	72
Net loss on extinguishment of debt	—	—	220
Deferred income taxes	7,121	(815)	10,480
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	774	4,020	3,053
Accounts receivable, other	3,255	(7,715)	3,306
Inventory	(80,321)	(27,533)	(70,282)
Other current assets	2,516	7,180	21,658
Other assets	(744)	(1,203)	(581)
Accounts payable and accrued liabilities	19,575	2,726	(7,059)
Income taxes payable	22,924	(1,529)	8,786
Other liabilities	156	3,611	55

Net cash provided by operating activities	300,787	315,972	310,454

Cash Flows from Investing Activities:
Capital expenditures	(106,532)	(76,814)	(84,879)
Proceeds from sales of property and equipment	182	258	120
Acquisitions, net of cash acquired	(6,468)	(5,198)	(22,218)

Net cash used by investing activities	(112,818)	(81,754)	(106,977)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	983	356,247	365,500
Repayments of long-term debt	(1,814)	(234,103)	(291,451)
Repurchases of common stock	(227,559)	(333,291)	(509,704)
Debt issuance costs	—	(3,896)	(1,998)
Proceeds from exercises of stock options	54,351	26,663	25,493
Excess tax benefit from share-based compensation	22,084	14,646	15,385

Net cash used by financing activities	(151,955)	(173,734)	(396,775)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,551)	(1,024)	193

Net increase (decrease) in cash and cash equivalents	33,463	59,460	(193,105)
Cash and cash equivalents, beginning of year	106,575	47,115	240,220

Cash and cash equivalents, end of year	$140,038	$106,575	$47,115

Supplemental Cash Flow Information:
Interest paid	$113,041	$107,882	$105,638
Income taxes paid	$107,589	$138,852	$111,422

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Fiscal Years ended September 30, 2015, 2014 and 2013
(In thousands)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders' Deficit
	Shares	Amount
Balance at September 30, 2012	180,241	$1,802	$540,007	$(646,241)	$—	$(10,653)	$(115,085)

Net earnings	—	—	—	261,151	—	—	261,151
Other comprehensive income	—	—	—	—	—	835	835
Repurchases and cancellations of common stock	(18,894)	(189)	(508,278)	—	(1,237)	—	(509,704)
Share-based compensation	126	1	19,200	—	—	—	19,201
Stock issued for stock options	2,952	30	40,093	—	—	—	40,123

Balance at September 30, 2013	164,425	1,644	91,022	(385,090)	(1,237)	(9,818)	(303,479)

Net earnings	—	—	—	245,993	—	—	245,993
Other comprehensive income (loss)	—	—	—	—	—	(18,730)	(18,730)
Repurchases and cancellations of common stock	(12,633)	(126)	(153,447)	(180,955)	1,237	—	(333,291)
Share-based compensation	149	2	22,105	—	—	—	22,107
Stock issued for stock options	2,727	27	40,320	—	—	—	40,347

Balance at September 30, 2014	154,668	1,547	—	(320,052)	—	(28,548)	(347,053)

Net earnings	—	—	—	235,087	—	—	235,087
Other comprehensive income (loss)	—	—	—	—	—	(49,157)	(49,157)
Repurchases and cancellations of common stock	(7,977)	(80)	(90,813)	(133,705)	(2,961)	—	(227,559)
Share-based compensation	184	2	16,776	—	—	—	16,778
Stock issued for stock options	4,577	46	74,037	—	—	—	74,083

Balance at September 30, 2015	151,452	$1,515	$—	$(218,670)	$(2,961)	$(77,705)	$(297,821)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2015, 2014 and 2013

1. Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries ("Sally Beauty" or "the Company") sell professional beauty supplies through its Sally Beauty Supply retail stores located in the U.S., Puerto Rico, Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Additionally, the Company distributes professional beauty products to salons and salon professionals through its Beauty Systems Group ("BSG") store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern regions of the U.S. and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. ("Armstrong McCall"). A significant number of the Company's products are also available through a number of Sally Beauty Supply and BSG-operated websites. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Sally Beauty Supply began operations with a single store in New Orleans in 1964 and was acquired in 1969 by our former parent company, The Alberto-Culver Company, which we refer to as Alberto-Culver. BSG became a subsidiary of Sally Beauty in 1995. In 2006, the Company separated from Alberto-Culver and became an independent company listed on the New York Stock Exchange.

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities in the financial statements. Our most significant estimates relate to: the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, the assessment of long-lived assets and intangible assets for impairment, loss contingencies and share-based payments. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

to the financial statements. Management believes that the estimates and assumptions used in the preparation of the Company's consolidated financial statements are reasonable.

   Cash and Cash Equivalents

Cash equivalents generally represent highly liquid investments purchased by the Company from time to time which have an original maturity of three months or less. These investments are stated at cost, which approximates fair value. In addition, cash equivalents include proceeds due from customer credit and debit cards and PayPal transactions, which generally settle within one to three days, and were $13.3 million at both September 30, 2015 and 2014.

   Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of investments in cash equivalents, accounts receivable and derivative instruments.

The Company invests from time to time in securities of financial institutions it deems to be of high creditworthiness. Accounts receivable are deemed by the Company to be highly diversified due to the high number of individual customers comprising the Company's customer base and their dispersion across diverse geographical regions. The counterparties to our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. The Company believes that no significant concentration of credit risk exists with respect to its investments in cash equivalents, its accounts receivable and its derivative instruments at September 30, 2015 and 2014.

   Trade Accounts Receivable and Accounts Receivable, Other

Trade accounts receivable are recorded at the values invoiced to customers and do not accrue interest. Trade accounts receivable are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts requires management to estimate the future collectability of amounts receivable at the balance sheet date. The Company records allowances for doubtful accounts on the basis of its historical collection data and current customer information. Customer account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. In the Company's consolidated statements of earnings, bad debt expense is included in selling, general and administrative expenses. The Company's exposure to credit risk with respect to trade receivables is mitigated by the Company's broad customer base and their dispersion across diverse geographical regions.

Accounts receivable, other, consist primarily of amounts expected to be received from vendors under various contractual agreements and are recorded at the amount management estimates will be collected.

   Inventory

Inventory consists primarily of beauty supplies and related accessories, and salon equipment for sale in the normal course of our business. Inventory is stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or net realizable value (please see Note 3, Recent Accounting Pronouncements and Accounting Changes, below for additional information about our inventory). Inventory cost reflects actual product costs, the cost of transportation to the Company's distribution centers and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. When necessary, the Company adjusts the carrying value of inventory to the lower

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

of cost or net realizable value, including anticipated disposal costs and for estimated inventory shrinkage. When assessing the net realizable value of inventory, management considers several factors including estimates of the future demand for the Company's products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in stock keeping units ("SKUs").

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

   Lease Accounting

The majority of the Company's lease agreements for office space, company-operated stores and warehouse/distribution facilities are accounted for as operating leases, consistent with applicable GAAP. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date the Company takes possession of the property to begin preparation of the site for occupancy to the end of the lease term, including renewal options determined to be reasonably assured. Certain lease agreements to which the Company is a party provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability, along with the corresponding rent expense, when the specified levels of revenue have been achieved or when management determines that achieving the specified levels of revenue during the fiscal year is probable.

Certain lease agreements to which the Company is a party provide for tenant improvement allowances. Such allowances are recorded as deferred lease credits, included in accrued liabilities and other liabilities, as appropriate, on our consolidated balance sheets, and amortized on a straight-line basis over the lease term (including renewal options determined to be reasonably assured) as a reduction of rent expense. The amortization period used for deferred lease credits is generally consistent with the amortization period used for the constructed leasehold improvement asset for a given office, store or warehouse facility.

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

Intangible assets subject to amortization include customer relationships, certain distribution rights and non-competition agreements, and are amortized, on a straight-line basis, over periods of two to thirteen years. Such amortization periods are based on the estimated useful lives of the assets and take into account

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

the terms of any underlying agreements, but do not generally reflect all renewal terms contractually available to the Company.

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

Based on management's assessments, after taking into account recent potential triggering events, including the recent decline in the average daily trading prices for shares of our common stock, there was no material impairment of goodwill or intangible assets with indefinite lives recognized in our financial statements in the current or prior fiscal years presented.

   Deferred Financing Costs

Certain costs incurred in connection with the issuance of debt are capitalized when incurred and are amortized over the estimated term of the related debt instruments or agreements generally using the effective interest method. Unamortized deferred financing costs are expensed proportionally when certain debt is prepaid or notes are redeemed. Prior to the issuance of ASU 2015-03 (as defined in Note 3 below) the Company had presented all deferred debt issuance costs, net of accumulated amortization, in other assets in its consolidated balance sheets, consistent with applicable GAAP. As permitted, the Company adopted the provisions of ASU 2015-03 in the fourth quarter of its fiscal year ended September 30, 2015. As a result of the adoption of ASU 2015-03, at September 30, 2015 and 2014, unamortized debt issuance costs of $21.8 million and $25.7 million, respectively, related to our senior notes are reported as a deduction from the related long-term debt obligations (in long-term debt) on the Company's consolidated balance sheets. In addition, unamortized debt issuance costs related to the Company's five-year asset-based senior secured loan facility (the "ABL facility") of $2.4 million and $3.3 million, at September 30, 2015 and 2014, respectively, continue to be reported in other assets in our consolidated balance sheets.

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

The Company records an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date, which includes claims filed and estimated losses incurred but not yet reported. The

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

Company estimates the ultimate cost based on an analysis of its historical data and actuarial estimates. Workers' compensation, general and auto liability and property damage insurable loss liabilities are recorded at the estimate of their net present value, while healthcare plan liabilities are not discounted. These estimates are reviewed on a regular basis to ensure that the recorded liability is adequate. The Company believes the amounts accrued at September 30, 2015 and 2014, are adequate.

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

Please see Note 3, Recent Accounting Pronouncements and Accounting Changes, for more information about a new revenue accounting standard released in May 2014, which is effective for fiscal years beginning after December 15, 2017.

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

   Shipping and Handling

Shipping and handling costs (including freight and distribution expenses) related to delivery to customers are included in selling, general and administrative expenses in our consolidated statements of earnings when incurred and amounted to $53.1 million, $52.2 million and $48.5 million for the fiscal years 2015, 2014 and 2013, respectively.

   Advertising Costs

Advertising costs relate mainly to print advertisements, digital marketing, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs were $95.3 million, $90.2 million and $83.9 million for the fiscal years 2015, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in our consolidated statements of earnings.

   Vendor Rebates and Concessions

The Company deems a cash consideration received from a supplier to be a reduction of the cost of products sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental,

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

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

   Foreign Currency

The functional currency of each of the Company's foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars (the Company's reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations and cash flows are generally translated using average exchange rates for the periods presented. Individually material transactions, if any, are translated using the actual rate of exchange on the transaction date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in our consolidated balance sheets. Foreign currency transaction gains or losses, including changes in the fair value (i.e., marked-to-market adjustments) of certain foreign exchange contracts held by the Company, are included in selling, general and administrative expenses in our consolidated statements of earnings when incurred and were not significant in any of the periods presented in the accompanying financial statements. Please see Note 14 below for more information about the Company's foreign exchange contracts.

3. Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

The Company has not yet adopted and is currently assessing the potential effect of the following pronouncements on its consolidated financial statements:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers which will supersede Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than December 16, 2016. The Company has not yet selected a transition method nor determined the effect of the new standard on its financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16") which will eliminate the current requirement to recognize measurement-period adjustments to provisional amounts retrospectively. Instead, ASU 2015-16 requires the acquirer to recognize measurement-period adjustments, as well as the impact on earnings of changes in depreciation, amortization and similar items (if any) resulting from the change to the provisional amounts, in the period when the amount of each measurement-period adjustment is determined. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted.

In addition, the Company has not yet adopted the following recent accounting pronouncement and does not believe its adoption will have a material effect on its consolidated financial statements:

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in Cloud Computing Arrangement. This pronouncement provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. The new standard permits the use of either the prospective or retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

Accounting Changes

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that capitalized debt issuance costs be presented on the balance sheet as a direct deduction from the related debt liability. Prior to the issuance of this new standard, the Company had presented capitalized debt issuance costs, net of accumulated amortization, in other assets on its consolidated balance sheets, consistent with applicable GAAP. As permitted, the Company adopted the provisions of ASU 2015-03, retrospectively, in the fourth quarter of its fiscal year ended September 30, 2015. As a result of the adoption of ASU 2015-03, at September 30, 2015 and 2014, unamortized debt issuance costs of $21.8 million and $25.7 million, respectively, related to our senior notes are reported as a deduction from long-term debt on the Company's consolidated balance sheets. The adoption of this standard did not have any other impact on the Company's consolidated financial statements. Please see Notes 4 and 13 below for more information about the Company's long-term debt.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory ("ASU 2015-11"), which is intended to narrow down the alternative methods available for valuing inventory. The new guidance does not apply to inventory currently measured using the last-in-first-out

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

(LIFO) or the retail inventory valuation methods. Under the new standard, inventory valued using other methods, including the first-in-first-out (FIFO) method, must be valued at the lower of cost or net realizable value. This new guidance must be applied on a prospective basis. As permitted, the Company adopted the provisions of ASU 2015-11 in the fourth quarter of its fiscal year ended September 30, 2015 and its adoption did not have a material impact on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15") which permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. For public companies, this amendment is effective concurrently with ASU 2015-03. As permitted, the Company adopted the provisions of ASU 2015-15 in the fourth quarter of its fiscal year ended September 30, 2015 and its adoption did not have a material impact on the Company's consolidated financial statements.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at September 30, 2015 and 2014 (in thousands):

	As of September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(a)	$46,003	$46,003	$—	—
Foreign exchange contracts(b)	322	—	322	—

Total assets	$46,325	$46,003	$322	—

Liabilities
Long-term debt(c)	$1,873,620	$1,870,750	$2,870	—
Foreign exchange contracts(b)	58	—	58	—

Total liabilities	$1,873,678	$1,870,750	$2,928	—

	As of September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(a)	$27,000	$27,000	$—	—
Foreign exchange contracts(b)	511	—	511	—

Total assets	$27,511	$27,000	$511	—

Liabilities
Long-term debt(c)	$1,874,444	$1,870,250	$4,194	—
Foreign exchange contracts(b)	47	—	47	—

Total liabilities	$1,874,491	$1,870,250	$4,241	—

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

(b)
Foreign exchange contracts (including foreign currency forwards and options) are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market foreign currency exchange rates. Please see Note 14 for more information about the Company's foreign exchange contracts.

(c)
At September 30, 2015 and 2014, long-term debt (including current maturities and borrowings under the ABL facility, if any) is reported in the Company's consolidated financial statements at amortized cost of $1,809.4 million and $1,811.6 million, respectively, less unamortized debt issuance costs of $21.8 million and $25.7 million, respectively. The Company's senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Notes 3 and 13 for more information about the Company's debt.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

5. Accumulated Stockholders' Equity (Deficit)

The Company is authorized to issue up to 500.0 million shares of common stock with a par value of $0.01 per share and up to 50.0 million shares of preferred stock with a par value of $0.01 per share. As of September 30, 2015, the Company had approximately 151.9 million shares issued of its common stock and approximately 151.5 million shares outstanding. There have been no shares of the Company's preferred stock issued.

In August 2014, the Company announced that its Board of Directors (the "Board") approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock over a period of approximately three years (the "2014 Share Repurchase Program"). The 2014 Share Repurchase Program expires on September 30, 2017. During the fiscal year ended September 30, 2015, the Company repurchased and subsequently retired approximately 8.1 million shares of its common stock under the 2014 Share Repurchase Program at a cost of $227.6 million. In addition, during the fiscal year ended September 30, 2014, the Company repurchased and retired approximately 12.6 million shares of its common stock under the 2013 Share Repurchase Program (a share repurchase program approved by the Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at a cost of $333.3 million and, during the fiscal year ended September 30, 2013, the Company repurchased and subsequently retired approximately 18.9 million shares of its common stock under the 2013 Share Repurchase Program and the 2012 Share Repurchase Program (a share repurchase program approved by the Board in August 2012 and terminated in connection with the authorization of the 2013 Share Repurchase Program) at a cost of $509.7 million. We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to us recording such repurchases, we recorded the excess in accumulated deficit. The Company funded these share repurchases with cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our September 2012 and October 2013 debt issuances.

At September 30, 2015 and 2014, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $77.7 million and $28.5 million, respectively, and is net of income taxes of $2.3 million at both dates. Comprehensive income reflects changes in accumulated stockholders' equity (deficit) from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company's only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year ended September 30,
	2015	2014	2013
Net earnings	$235,087	$245,993	$261,151

Total weighted average basic shares	156,353	159,933	171,682
Dilutive securities:
Stock options and stock award programs	1,873	3,486	4,477

Total weighted average diluted shares	158,226	163,419	176,159

Earnings per share:
Basic	$1.50	$1.54	$1.52

Diluted	$1.49	$1.51	$1.48

At September 30, 2015 and 2014, options to purchase 1,090,459 and 130,952 shares, respectively, of the Company's common stock were outstanding but not included in the computation of diluted earnings per share, since these options were anti-dilutive. At September 30, 2013, all outstanding options to purchase shares of the Company's common stock were dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company's common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company's common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period.

7. Share-Based Payments

The Company from time to time grants share-based awards to its employees and consultants under the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the "2010 Plan"), a stockholder-approved share-based compensation plan which allows for the issuance of up to 29.8 million shares of the Company's common stock. As such, during the fiscal years ended September 30, 2015, 2014 and 2013, the Company granted approximately 1.2 million, 1.6 million and 1.6 million stock options, respectively, and approximately 222,000, 247,000 and 139,000 restricted stock awards, respectively, to its employees and consultants under the 2010 Plan. In addition, during the fiscal years ended September 30, 2015, 2014 and 2013, the Company granted approximately 20,000, 27,000 and 36,000 restricted stock units, respectively, to its non-employee directors under the 2010 Plan.

The Company measures the cost of services received from employees, directors and consultants in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and recognizes compensation expense on a straight-line basis over the vesting period or over the period ending on the date a participant becomes eligible for retirement, if earlier. For the fiscal years 2015, 2014 and 2013, total compensation cost charged against income and included in selling, general and administrative expenses in the Company's consolidated statements of earnings for all share-based compensation arrangements was $16.8 million, $22.1 million and $19.2 million, respectively, and resulted in an increase in additional paid-in capital by the same amounts. These amounts include, for the fiscal years 2015, 2014 and 2013, $4.8 million, $8.8 million and $5.9 million, respectively, of accelerated expense related to certain

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

retirement eligible employees who continue vesting awards upon retirement, pursuant to provisions contained in the 2010 Plan, including, for the fiscal year ended September 30, 2014, expense of $3.5 million in connection with the executive management transition plan announced in May 2014. For fiscal years 2015, 2014 and 2013, the total income tax benefit recognized in our consolidated statements of earnings in connection with all share-based compensation awards was $6.3 million, $8.2 million and $7.1 million, respectively.

Stock Option Awards

Each option has an exercise price equal to the closing market price of the Company's common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a four year period and are generally subject to forfeiture until the vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan.

The following table presents a summary of the activity for the Company's stock option awards for the fiscal year ended September 30, 2015:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2014	8,983	$15.93	6.2	$102,751
Granted	1,166	29.23
Exercised	(4,577)	11.87
Forfeited or expired	(256)	25.23

Outstanding at September 30, 2015	5,316	$21.89	6.8	$19,255

Exercisable at September 30, 2015	2,710	$18.48	6.0	$17,361

The following table summarizes additional information about stock options outstanding at September 30, 2015 under the Company's share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number of Options Exercisable (in Thousands)	Weighted Average Exercise Price
$5.24 - 19.99	1,846	4.6	$13.46	1,467	$11.97
$20.00 - 30.07	3,470	8.0	26.38	1,243	26.16

Total	5,316	6.8	$21.89	2,710	$18.48

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

The weighted average assumptions relating to the valuation of the Company's stock options are as follows:

	Year Ended September 30,
	2015	2014	2013
Expected life (in years)	5.0	5.0	5.0
Expected volatility for the Company's stock	30.9%	47.3%	56.3%
Risk-free interest rate	1.6%	1.3%	0.8%
Dividend yield	0.0%	0.0%	0.0%

The expected life of options awarded represents the period of time that such options are expected to be outstanding and is based on the Company's historical experience. The risk-free interest rate is based on the zero-coupon U.S. Treasury notes with a term comparable to the expected life of an award at the date of the grant. Since the Company does not currently expect to pay dividends, the dividend yield used for this purpose is 0%.

The weighted average fair value per share at the date of grant of the stock options awarded by the Company during the fiscal years 2015, 2014 and 2013 was $8.78, $11.08 and $11.29, respectively. The aggregate fair value of stock options that vested during the fiscal years 2015, 2014 and 2013 was $10.0 million, $19.5 million and $12.7 million, respectively.

The aggregate intrinsic value of options exercised by the Company's grantees during the fiscal years 2015, 2014 and 2013 was $86.7 million, $50.3 million and $55.4 million, respectively. The total cash received by the Company during the fiscal years 2015, 2014 and 2013 from these option exercises was $54.4 million, $26.7 million and $25.5 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $31.7 million, $18.3 million and $18.7 million, respectively.

At September 30, 2015, approximately $10.1 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 2.2 years.

Stock Awards

Restricted Stock Awards

The Company from time to time grants restricted stock awards to employees and consultants under the 2010 Plan. A restricted stock award is an award of shares of the Company's common stock which have full voting and dividend rights but are restricted with regard to sale or transfer. These restrictions lapse ratably over a specified period of time (generally four or five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions contained in the 2010 Plan.

The fair value of the Company's restricted stock awards is expensed on a straight-line basis over the period (generally four to five years) over which the restrictions on these stock awards lapse ("vesting") or over the period ending on the date a participant becomes eligible for retirement, if earlier. For these purposes, the fair value of the restricted stock award is determined based on the closing market price of the Company's common stock on the date of grant.

During the fiscal year ended September 30, 2014, the Company granted 210,820 restricted stock awards with restrictions that lapse ratably over terms ranging from three to four years, in connection with the executive management transition plan announced in May 2014.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

The following table presents a summary of the activity for the Company's restricted stock awards for the fiscal year ended September 30, 2015:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2014	436	$22.42	3.4
Granted	222	29.23
Vested	(206)	22.37
Forfeited	(6)	24.19

Unvested at September 30, 2015	446	$25.82	2.8

At September 30, 2015, approximately $4.8 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 2.8 years.

Restricted Stock Units

The Company currently grants restricted stock unit ("RSU" or "RSUs") awards, which generally vest within one year from the date of grant, pursuant to the 2010 Plan. As of September 30, 2015, the Company has only granted RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of its common stock. RSUs are converted into shares of the Company's common stock generally on the vesting date. An independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of the Company's common stock that would otherwise be issued on the vesting date. RSUs granted prior to the fiscal year 2012, are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director's service as a director terminates. RSUs are independent of stock option grants and restricted stock awards and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle the vested deferred stock units with shares of the Company's common stock or in cash.

The Company expenses the cost of the RSUs, which is determined to be the fair value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company's common stock on the date of grant.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

The following table presents a summary of the activity for the Company's RSUs for the fiscal year ended September 30, 2015:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Unvested at September 30, 2014	—	$—	—
Granted	20	29.20
Vested	(20)	29.20
Forfeited	—	—

Unvested at September 30, 2015	—	$—	—

At September 30, 2015, all RSUs previously awarded have vested and there are no unrecognized compensation costs in connection therewith.

8. Allowance for Doubtful Accounts

The change in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
Balance at beginning of period	$1,752	$2,556	$2,583
Bad debt expense	2,282	1,175	1,671
Uncollected accounts written off, net of recoveries	(2,872)	(1,979)	(1,698)

Balance at end of period	$1,162	$1,752	$2,556

9. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30,
	2015	2014
Land	$11,074	$11,248
Buildings and building improvements	59,407	59,701
Leasehold improvements	245,309	222,521
Furniture, fixtures and equipment	383,558	357,849

Total property and equipment, gross	699,348	651,319
Less accumulated depreciation and amortization	(428,501)	(413,208)

Total property and equipment, net	$270,847	$238,111

Depreciation expense for the fiscal years 2015, 2014 and 2013 was $75.1 million, $65.1 million and $59.4 million, respectively. Depreciation of property and equipment is calculated using the straight-line method based on the estimated useful lives of the respective classes of assets and is reflected in

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

depreciation and amortization expense in our consolidated statements of earnings. Buildings and building improvements are depreciated over periods ranging from five to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals determined to be reasonably assured. Furniture, fixtures and equipment are depreciated over periods ranging from two to ten years. Expenditures for maintenance and repairs are expensed when incurred, while expenditures for major renewals and improvements are capitalized.

10. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by operating segment during the fiscal years 2014 and 2015 are as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2013	$92,654	$445,624	$538,278
Acquisitions	—	2,600	2,600
Foreign currency translation	(1,322)	(3,215)	(4,537)

Balance at September 30, 2014	$91,332	$445,009	$536,341
Acquisitions	—	2,814	2,814
Foreign currency translation	(8,116)	(6,670)	(14,786)

Balance at September 30, 2015	$83,216	$441,153	$524,369

The Company completed its annual assessment of goodwill for impairment during the fiscal quarter ended March 31, 2015. No material impairment losses were recognized in the current or prior periods presented in connection with the Company's goodwill.

The Company also completed its annual assessment of intangible assets, other than goodwill and including indefinite-lived intangible assets, for impairment during the fiscal quarter ended March 31, 2015. No material impairment losses were recognized in the current or prior periods presented in connection with the Company's intangible assets.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

The following table provides the carrying value for intangible assets with indefinite lives, excluding goodwill, and the gross carrying value and accumulated amortization for intangible assets subject to amortization by operating segment at September 30, 2015 and 2014 (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2015:
Intangible assets with indefinite lives:
Trade names	$19,289	$27,210	$46,499

Intangible assets subject to amortization:
Gross carrying amount	27,352	122,894	150,246
Accumulated amortization	(14,991)	(82,906)	(97,897)

Net book value	12,361	39,988	52,349

Total intangible assets, excluding goodwill, net	$31,650	$67,198	$98,848

Balance at September 30, 2014:
Intangible assets with indefinite lives:
Trade names	$21,882	$27,471	$49,353

Intangible assets subject to amortization:
Gross carrying amount	30,691	121,020	151,711
Accumulated amortization	(14,920)	(71,400)	(86,320)

Net book value	15,771	49,620	65,391

Total intangible assets, excluding goodwill, net	$37,653	$77,091	$114,744

Amortization expense totaled $14.3 million, $14.5 million and $12.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. As of September 30, 2015, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2016	$13,050
2017	11,015
2018	9,469
2019	8,177
2020	5,321
Thereafter	5,317

$52,349

The weighted average remaining amortization period for intangible assets subject to amortization is approximately 5.2 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

11. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2015	2014
Compensation and benefits	$81,319	$76,169
Interest payable	40,837	40,843
Deferred revenue	22,674	21,506
Rental obligations	12,641	12,289
Property and other taxes	4,730	4,464
Insurance reserves	7,783	9,407
Operating accruals and other	38,733	34,091

Total accrued liabilities	$208,717	$198,769

12. Commitments and Contingencies

Lease Commitments

The Company's principal leases relate to retail stores and warehousing properties. At September 30, 2015, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows (in thousands):

Fiscal Year:
2016	$172,144
2017	146,079
2018	114,736
2019	81,137
2020	49,561
Thereafter	71,730

$635,387

Certain of the Company's leases require the Company to pay a portion of real estate taxes, insurance, maintenance and special assessments assessed by the lessor. Also, certain of the Company's leases include renewal options and escalation clauses. Aggregate rental expense for all operating leases amounted to $223.2 million, $218.0 million and $206.2 million for the fiscal years 2015, 2014 and 2013, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

Other Contingencies

In March 2014, the Company disclosed that it had experienced a data security incident (the "2014 data security incident"). In May 2015, the Company disclosed that it had experienced a second illegal intrusion into our payment card systems (together with the 2014 data security incident, the "data security incidents").The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe, may have illegally accessed and removed a portion of the payment card data (track 2) for some transactions. The costs that the Company has incurred to date in connection with the data security incidents primarily include professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents. For the fiscal years ended September 30, 2015 and 2014, selling, general and administrative expenses reflect expenses of $5.6 million (net of related insurance recovery of $0.6 million) and $2.5 million, respectively, consisting of costs related to the data security incidents, inclusive of an accrued liability of approximately $2.9 million related to loss contingencies associated with the 2014 data security incident recorded during the fiscal year ended September 30, 2015. The Company expects to incur additional costs and expenses related to the data security incidents in the future. These costs may result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of September 30, 2015, the scope of these additional costs, or a range thereof, cannot be reasonably estimated.

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

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, the data security incidents and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The Company has no significant liabilities for loss contingencies at September 30, 2015 and 2014, except as disclosed above.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

13. Short-term Borrowings and Long-Term Debt

Details of long-term debt (which is reported at amortized cost) are as follows at September 30, 2015 and 2014 (dollars in thousands):

	As of September 30,
	2015	2014	Interest Rates(a)
ABL facility(b)	$—	$—	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(b) plus (1.50% to 1.75%)
Senior notes due Nov. 2019	750,000	750,000	6.875%
Senior notes due Jun. 2022	850,000	850,000	5.750%
Senior notes due Nov. 2023	200,000	200,000	5.50%
Other, due 2015(c)	—	95	5.15% to 5.79%

Total	$1,800,000	$1,800,095
Plus: capital lease obligations	2,870	4,099
Less: unamortized debt issuance costs and premium, net(d)	15,276	18,207

Total debt	$1,787,594	$1,785,987
Less: current maturities	755	974

Total long-term debt	$1,786,839	$1,785,013

(a)
Interest rates shown represent the coupon or contractual rate or rates related to each debt instrument listed.

(b)
When used in this Annual Report, LIBOR means the London Interbank Offered Rate. At September 30, 2015 and 2014, unamortized debt issuance costs of $2.4 million and $3.3 million, respectively, related to the ABL facility are reported in other assets in the Company's consolidated balance sheets.

(c)
Represents pre-acquisition debt of Pro-Duo NV and Sinelco Group BVBA.

(d)
Amounts are net of unamortized premium of $6.5 million and $7.4 million as of September 30, 2015 and 2014, respectively, related to the senior notes due 2022 (as defined below) with an aggregate principal amount of $150.0 million.

In November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings LLC, which we refer to as "Sally Investment" and "Sally Holdings," respectively) incurred $1,850.0 million of indebtedness in connection with the Company's separation from its former parent, Alberto-Culver.

In the fiscal year ended September 30, 2011, Sally Holdings entered into a $400 million, five-year asset-based senior secured loan facility (the "ABL facility"). The availability of funds under the ABL facility, as amended in June 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. In the fiscal year ended September 30, 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

other things, increased the maximum availability under the ABL Facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 2018 and improved certain other covenant terms.

At September 30, 2015, there were no borrowings outstanding under the ABL facility and the Company had $476.9 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility), together with general intangibles and certain other personal property of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) relating to the accounts and inventory, as well as deposit accounts of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

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

Fiscal Years ended September 30, 2015, 2014 and 2013

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

Maturities of the Company's long-term debt are as follows at September 30, 2015 (in thousands):

Twelve months ending September 30:
2016-2019	$—
2020	750,000
Thereafter	1,050,000

$1,800,000
Plus: capital lease obligations	2,870
Less: unamortized debt issuance costs and premium, net	15,276
Less: current portion	755

Total long-term debt	$1,786,839

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company's Secured Leverage Ratio exceeds 4.0 to 1.0. At September 30, 2015, the Company's Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility).

The ABL facility is pre-payable, and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium.

The indentures governing the senior notes due 2019, 2022 and 2023 contain terms which restrict the ability of Sally Beauty's subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 ("Incurrence Test"). At September 30, 2015, the Company's Consolidated Coverage Ratio was approximately 5.6 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2019, 2022 and 2023 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a "Restricted Payment" or "Restricted Payments") to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings' and its subsidiaries' cumulative consolidated net earnings since July 1, 2006, plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes. Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At September 30, 2015, the Company's Consolidated Total Leverage Ratio was approximately 2.8 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of September 30, 2015, the Consolidated Fixed Charge Coverage Ratio was approximately 3.5 to 1.0.

When used in this Annual Report, the phrase "Consolidated EBITDA" is intended to have the meaning ascribed to such phrase in the ABL facility or the indentures governing the senior notes due 2019, 2022 and 2023, as appropriate. EBITDA is not a recognized measurement under GAAP and should not be

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

The ABL facility and the indentures governing the senior notes due 2019, 2022 and 2023 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2015, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

At September 30, 2015 and 2014, the Company had no off-balance sheet financing arrangements other than obligations under operating leases, as disclosed in Note 12, and letters of credit (related to inventory purchases and self-insurance programs) in the aggregate amount of $23.1 million and $22.0 million, respectively.

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

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At September 30, 2015, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivatives instruments in connection therewith.

As of September 30, 2015, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries' purchases of merchandise from third-party suppliers. Sinelco's functional currency is the Euro. As such, at September 30, 2015, we hold foreign currency forwards which enable us to sell approximately €12.8 million ($14.3 million, at the September 30, 2015 exchange rate) at the weighted average contractual exchange rate of 1.1248. The foreign currency forwards discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2016.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2015, we hold: (a) a foreign currency forward which enables us to sell approximately €28.5 million ($31.9 million, at the September 30, 2015 exchange rate) at the contractual exchange rate of 1.1274, (b) a foreign currency forward which enables us to sell approximately $5.0 million Canadian dollars ($3.8 million, at the September 30, 2015 exchange rate) at the contractual exchange rate of 1.3353, (c) a foreign currency forward which enables us to buy approximately $12.0 million Canadian dollars ($9.0 million, at the September 30, 2015 exchange rate) at the contractual exchange rate of 1.3452, (d) a foreign currency forward which enables us to sell approximately 18.5 million Mexican pesos ($1.1 million, at the September 30, 2015 exchange rate) at the contractual exchange rate of 16.9455 and (e) a foreign currency forward which enables us to buy approximately £7.8 million ($11.8 million, at the September 30, 2015 exchange rate) at the contractual exchange rate of 1.5157. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the preceding paragraph) and expire on or before December 31, 2015.

The Company's foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses reflect net gains of $2.7 million and $1.9 million in the fiscal years ended September 30, 2015 and 2014, respectively, and a net loss of $2.8 million in the fiscal year ended September 30, 2013 in connection with all of the Company's foreign currency derivatives instruments, including marked-to-market adjustments.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets as of September 30, 2015 and 2014 (in thousands):

	Asset Derivatives			Liability Derivatives
		As of September 30,			As of September 30,
	Classification	2015	2014	Classification	2015	2014
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$322	$511	Accrued liabilities	$58	$47

		$322	$511		$58	$47

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of earnings for the fiscal years ended September 30, 2015, 2014 and 2013 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended September 30,
	Classification of Gain or (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments		2015	2014	2013
Foreign Exchange Contracts	Selling, general and administrative expenses	$2,731	$1,935	$(2,846)

Total derivatives not designated as hedging instruments		$2,731	$1,935	$(2,846)

Credit-risk-related Contingent Features

At September 30, 2015, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was less than $0.1 million. The Company was under no obligation to post and had not posted any collateral related to the derivative instruments in a liability position.

The counterparties to all our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. The financial crisis that affected the global banking systems and financial markets in recent years resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity which could expose us to an increased level of counterparty credit risk. In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

15. 401(k) and Profit Sharing Plan

The Company sponsors the Sally Beauty 401(k) and Profit Sharing Plan (the "401k Plan"), which is a qualified defined contribution plan. The 401k Plan covers employees of the Company who meet certain eligibility requirements and who are not members of a collective bargaining unit. Under the terms of the 401k Plan, employees may contribute a percentage of their annual compensation to the 401k Plan up to certain maximums, as defined by the 401k Plan and by the U.S. Internal Revenue Code. The Company currently matches a portion of employee contributions to the plan. The Company recognized expense of

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

$6.8 million, $6.4 million and $6.7 million in the fiscal years ended September 30, 2015, 2014 and 2013, respectively, related to such employer matching contributions and these amounts are included in selling, general and administrative expenses in our consolidated statements of earnings.

In addition, pursuant to the 401k Plan, the Company may make profit sharing contributions to the accounts of employees who meet certain eligibility requirements and who are not members of a collective bargaining unit. The Company's profit sharing contributions to the 401k Plan are determined by the Compensation Committee of the Board. The Company recognized expense of $3.3 million, $3.2 million and $3.2 million in the fiscal years ended September 30, 2015, 2014 and 2013, respectively, related to such profit sharing contributions and these amounts are included in selling, general and administrative expenses in our consolidated statements of earnings.

16. Income Taxes

The provision for income taxes for the fiscal years 2015, 2014 and 2013 consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2015	2014	2013
Current:
Federal	$113,023	$121,418	$113,057
Foreign	9,531	9,414	9,997
State	13,686	14,637	17,727

Total current portion	136,240	145,469	140,781

Deferred:
Federal	7,963	(335)	13,932
Foreign	(1,461)	(895)	(2,822)
State	655	447	(375)

Total deferred portion	7,157	(783)	10,735

Total provision for income taxes	$143,397	$144,686	$151,516

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Fiscal Year Ended September 30,
	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7	2.7	2.8
Effect of foreign operations	(0.1)	(0.5)	(0.6)
Effect of limited restructuring	—	—	—
Other, net	0.3	(0.2)	(0.5)

Effective tax rate	37.9%	37.0%	36.7%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows (in thousands):

	At September 30,
	2015	2014
Deferred tax assets attributable to:
Share-based compensation expense	$17,082	$22,984
Accrued liabilities	27,949	27,074
Inventory adjustments	3,055	2,450
Foreign loss carryforwards	35,315	31,882
Unrecognized tax benefits	471	370
Other	4,065	3,874

Total deferred tax assets	87,937	88,634
Valuation allowance	(34,965)	(29,926)

Total deferred tax assets, net	52,972	58,708

Deferred tax liabilities attributable to:
Depreciation and amortization	103,697	102,032

Total deferred tax liabilities	103,697	102,032

Net deferred tax liability	$50,725	$43,324

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company has recorded a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carryforwards.

Domestic earnings before provision for income taxes were $362.1 million, $361.8 million and $386.6 million in the fiscal years 2015, 2014 and 2013, respectively. Foreign operations had earnings before provision for income taxes of $16.4 million, $28.9 million and $26.1 million in the fiscal years 2015, 2014 and 2013, respectively.

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

At September 30, 2015, undistributed earnings of the Company's foreign operations are intended to remain permanently invested to finance anticipated future growth and expansion. Accordingly, federal and state income taxes have not been provided on accumulated but undistributed earnings of $233.2 million and $202.9 million as of September 30, 2015 and 2014, respectively, as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

At September 30, 2015 and 2014, the Company had total operating loss carry-forwards of $114.2 million and $103.0 million, respectively, of which $98.4 million and $87.1 million, respectively, are subject to a valuation allowance. At September 30, 2015, operating loss carry-forwards of $19.0 million expire between 2016 and 2026 and operating loss carry-forwards of $95.2 million have no expiration date. At

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

September 30, 2015 and 2014, the Company had tax credit carry-forwards of $3.4 million and $2.1 million, respectively, including, at September 30, 2015, tax credit carry-forwards of $2.4 million which expire in 2024 and tax credit carry-forwards of $1.0 million have no expiration date.

The changes in the amount of unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended September 30,
	2015	2014
Balance at beginning of the fiscal year	$2,867	$4,823
Increases related to prior year tax positions	43	4
Decreases related to prior year tax positions	(134)	(2,094)
Increases related to current year tax positions	308	300
Lapse of statute	(102)	(166)

Balance at end of fiscal year	$2,982	$2,867

If recognized, these positions would affect the Company's effective tax rate.

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties as of September 30, 2015 and 2014 was $1.2 million and $1.1 million, respectively.

Because existing tax positions will continue to generate increased liabilities for unrecognized tax benefits over the next 12 months, and the fact that from time to time we are routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. An estimate of the amount of such change, or a range thereof, cannot be made at this time. However, we do not expect the change, if any, to have a material effect on our consolidated financial condition or results of operations within the next 12 months.

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

The IRS is currently conducting an examination of the Company's consolidated federal income tax returns for the fiscal years ended September 30, 2012 and 2013. The IRS had previously audited the Company's consolidated federal income tax returns through the tax year ended September 30, 2006. Thus, pending the resolution of the adjustments discussed in the preceding paragraph, our statute remains open from the year ended September 30, 2007 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2010 forward. Generally, states' statutes in the United States are open for tax reviews from 2007 forward.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

17. Acquisitions

In the fiscal year ended September 30, 2013, the Company acquired certain assets and business operations of Essential Salon Products, Inc. ("Essential Salon"), a professional-only distributor of beauty products operating in the northeastern region of the United States, for approximately $15.3 million. The results of operations of Essential Salon are included in the Company's consolidated financial statements subsequent to the acquisition date. The assets acquired and liabilities assumed, including intangible assets subject to amortization of $9.1 million, were recorded based on their estimated fair values at the acquisition date. In addition, goodwill of $3.1 million (which is expected to be deductible for tax purposes) was recorded as a result of this acquisition. We funded this acquisition primarily with cash from operations and borrowings under the ABL facility.

In addition, we completed several other individually immaterial acquisitions during the fiscal years 2015, 2014 and 2013 at the aggregate cost of approximately $7.1 million, $4.9 million and $6.8 million, respectively, and recorded intangible assets subject to amortization of $2.2 million, $1.4 million and $4.0 million in connection with these acquisitions. In addition, we recorded goodwill in the amount of $2.8 million, $2.6 million and $2.0 million, the majority of which is expected to be deductible for tax purposes, in connection with these individually immaterial acquisitions completed in the fiscal year 2015, 2014 and 2013, respectively. We funded these acquisitions primarily with cash from operations and borrowings under the ABL facility. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date.

The results of operations of the entities acquired have been included in the Company's consolidated financial statements since their respective dates of acquisition.

18. Business Segments and Geographic Area Information

The Company's business is organized into two separate segments: (i) Sally Beauty Supply, a domestic and international chain of cash and carry retail stores which offers professional beauty supplies to both salon professionals and retail customers primarily in North America, Puerto Rico, and parts of Europe and South America and (ii) BSG, including its franchise-based business Armstrong McCall, a full service beauty supply distributor which offers professional brands of beauty products directly to salons and salon professionals through its own sales force and professional-only stores (including franchise stores) in partially exclusive geographical territories in North America and parts of Europe.

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2015, 2014 and 2013.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

Business Segments Information

Segment data for the fiscal years ended September 30, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
Net sales:
Sally Beauty Supply	$2,329,523	$2,308,743	$2,230,028
BSG	1,504,820	1,444,755	1,392,188

Total	$3,834,343	$3,753,498	$3,622,216

Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply(a)	$412,393	$431,655	$437,018
BSG	231,151	216,971	200,492

Segment operating profit	643,544	648,626	637,510
Unallocated expenses(b)	(131,440)	(119,523)	(97,947)
Share-based compensation expense(c)	(16,778)	(22,107)	(19,201)
Interest expense	(116,842)	(116,317)	(107,695)

Earnings before provision for income taxes	$378,484	$390,679	$412,667

Identifiable assets:
Sally Beauty Supply	$976,152	$959,210	$913,395
BSG	976,169	969,674	973,764

Sub-total	1,952,321	1,928,884	1,887,159
Corporate	142,030	75,435	37,334

Total	$2,094,351	$2,004,319	$1,924,493

Depreciation and amortization:
Sally Beauty Supply	$45,572	$41,019	$37,077
BSG	28,678	26,782	24,964
Corporate	15,141	11,862	10,151

Total	$89,391	$79,663	$72,192

Capital expenditures:(d)
Sally Beauty Supply	$65,983	$43,114	$60,565
BSG	16,755	19,179	15,744
Corporate	23,794	14,521	8,570

Total	$106,532	$76,814	$84,879

(a)
For the fiscal year 2015, Sally Beauty Supply's operating profit reflects $5.3 million in expenses related to a restructuring of its operations in Germany that was approved by the Board in June 2015.

(b)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the fiscal year 2015 and 2014, unallocated expenses reflect $5.6 million (net of related insurance recovery of $0.6 million) and $2.5 million, respectively, related to the data security incidents.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

(c)
For the fiscal year 2014, share-based compensation expenses reflect $3.5 million in expense in connection with the executive management transition plan disclosed in May 2014. Share-based compensation expenses are included in selling, general and administrative expenses in our consolidated statements of earnings.

(d)
Capital expenditures exclude amounts incurred but not paid at September 30, 2015 of $11.6 million. At September 30, 2014 and 2013, such amounts were not material.

Geographic Area Information

Geographic data for the fiscal years ended September 30, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
Net sales:(a)
United States	$3,145,894	$3,031,000	$2,943,959
Other Countries	688,449	722,498	678,257

Total	$3,834,343	$3,753,498	$3,622,216

Identifiable assets:
United States	$1,460,413	$1,405,671	$1,356,969
Other Countries	491,908	523,213	530,190
Corporate	142,030	75,435	37,334

Total	$2,094,351	$2,004,319	$1,924,493

(a)
Net sales are attributable to individual countries based on the location of the customer. For the fiscal year 2015, net sales outside the U.S. include a net negative impact from changes in foreign currency exchange rates of $87.3 million. For the fiscal years 2014 and 2013, changes in foreign currency exchange rates did not have a material impact on sales.

19. Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2015 and 2014, the related condensed consolidating statements of earnings and comprehensive income, and the condensed consolidating statements of cash flows for each of the three fiscal years in the period ended September 30, 2015 of: (i) Sally Beauty Holdings, Inc., or the "Parent;" (ii) Sally Holdings LLC and Sally Capital Inc., or the "Issuers;" (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

Condensed Consolidating Balance Sheet
September 30, 2015
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$46,003	$58,851	$35,184	$—	$140,038
Trade and other accounts receivable, less allowance for doubtful accounts	—	—	60,744	30,348	—	91,092
Due from affiliates	—	—	1,687,325	35	(1,687,360)	—
Inventory	—	—	687,884	197,330	—	885,214
Other current assets	2,308	27	17,803	16,911	—	37,049
Deferred income tax assets	—	11	30,565	3,133	—	33,709
Property and equipment, net	2	—	195,271	75,574	—	270,847
Investment in subsidiaries	663,045	3,099,141	360,416	—	(4,122,602)	—
Goodwill and other intangible assets, net	—	—	468,342	154,875	—	623,217
Other assets	1,384	2,894	(6,949)	15,856	—	13,185

Total assets	$666,739	$3,148,076	$3,560,252	$529,246	$(5,809,962)	$2,094,351

Liabilities and Stockholders' (Deficit) Equity
Accounts payable	$—	$—	$217,964	$57,953	$—	$275,917
Due to affiliates	962,264	658,106	35	66,955	(1,687,360)	—
Accrued liabilities	771	40,768	136,688	30,490	—	208,717
Income taxes payable	1,525	1,337	—	3,448	—	6,310
Long-term debt	—	1,784,724	109	2,761	—	1,787,594
Other liabilities	—	—	24,686	3,048	—	27,734
Deferred income tax liabilities	—	96	81,629	4,175	—	85,900

Total liabilities	964,560	2,485,031	461,111	168,830	(1,687,360)	2,392,172
Total stockholders' (deficit) equity	(297,821)	663,045	3,099,141	360,416	(4,122,602)	(297,821)

Total liabilities and stockholders' (deficit) equity	$666,739	$3,148,076	$3,560,252	$529,246	$(5,809,962)	$2,094,351

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

Condensed Consolidating Balance Sheet
September 30, 2014
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$27,000	$40,042	$39,533	$—	$106,575
Trade and other accounts receivable, less allowance for doubtful accounts	2	—	63,009	35,489	—	98,500
Due from affiliates	—	—	1,464,752	27	(1,464,779)	—
Inventory	—	—	631,786	196,643	—	828,429
Other current assets	7,935	452	15,016	15,592	—	38,995
Deferred income tax assets, net	(213)	1	30,527	1,335	—	31,650
Property and equipment, net	1	—	158,402	79,708	—	238,111
Investment in subsidiaries	471,320	2,835,722	392,270	—	(3,699,312)	—
Goodwill and other intangible assets, net	—	—	476,113	174,972	—	651,085
Other assets	—	3,277	1,625	6,072	—	10,974

Total assets	$479,045	$2,866,452	$3,273,542	$549,371	$(5,164,091)	$2,004,319

Liabilities and Stockholders' (Deficit) Equity
Accounts payable	$—	$—	$202,743	$56,720	$—	$259,463
Due to affiliates	826,819	571,847	27	66,086	(1,464,779)	—
Accrued liabilities	691	40,751	129,791	27,536	—	198,769
Income taxes payable	—	1,051	1	3,279	—	4,331
Long-term debt	—	1,781,793	267	3,927	—	1,785,987
Other liabilities	—	—	25,020	2,828	—	27,848
Deferred income tax liabilities, net	(1,412)	(310)	79,971	(3,275)	—	74,974

Total liabilities	826,098	2,395,132	437,820	157,101	(1,464,779)	2,351,372
Total stockholders' (deficit) equity	(347,053)	471,320	2,835,722	392,270	(3,699,312)	(347,053)

Total liabilities and stockholders' (deficit) equity	$479,045	$2,866,452	$3,273,542	$549,371	$(5,164,091)	$2,004,319

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

Condensed Consolidating Statement of Earnings and Comprehensive Income
Fiscal Year Ended September 30, 2015
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$3,102,406	$731,937	$—	$3,834,343
Related party sales	—	—	2,733	—	(2,733)	—
Cost of products sold and distribution expenses	—	—	1,545,873	393,352	(2,733)	1,936,492

Gross profit	—	—	1,559,266	338,585	—	1,897,851
Selling, general and administrative expenses	9,473	475	1,012,810	290,376	—	1,313,134
Depreciation and amortization	1	—	66,093	23,297	—	89,391

Operating earnings (loss)	(9,474)	(475)	480,363	24,912	—	495,326
Interest expense	—	116,753	2	87	—	116,842

Earnings (loss) before provision for income taxes	(9,474)	(117,228)	480,361	24,825	—	378,484
Provision (benefit) for income taxes	(3,679)	(45,532)	185,388	7,220	—	143,397
Equity in earnings of subsidiaries, net of tax	240,882	312,578	17,605	—	(571,065)	—

Net earnings	235,087	240,882	312,578	17,605	(571,065)	235,087

Other comprehensive income (loss), net of tax	—	—	—	(49,157)	—	(49,157)

Total comprehensive income (loss)	$235,087	$240,882	$312,578	$(31,552)	$(571,065)	$185,930

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

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

Fiscal Years ended September 30, 2015, 2014 and 2013

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2015
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided by operating activities	$151,126	$19,003	$104,239	$26,419	$—	$300,787

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	(2)	—	(79,541)	(26,807)	—	(106,350)
Acquisitions, net of cash acquired	—	—	(5,731)	(737)	—	(6,468)

Net cash used by investing activities	(2)	—	(85,272)	(27,544)	—	(112,818)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	14	969	—	983
Repayments of long-term debt	—	—	(172)	(1,642)	—	(1,814)
Repurchases of common stock	(227,559)	—	—	—	—	(227,559)
Proceeds from exercises of stock options	54,351	—	—	—	—	54,351
Excess tax benefit from share-based compensation	22,084	—	—	—	—	22,084

Net cash used by financing activities	(151,124)	—	(158)	(673)	—	(151,955)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(2,551)	—	(2,551)

Net increase (decrease) in cash and cash equivalents	—	19,003	18,809	(4,349)	—	33,463
Cash and cash equivalents, beginning of period	—	27,000	40,042	39,533	—	106,575

Cash and cash equivalents, end of period	$—	$46,003	$58,851	$35,184	$—	$140,038

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2015, 2014 and 2013

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

Fiscal Years ended September 30, 2015, 2014 and 2013

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

Fiscal Years ended September 30, 2015, 2014 and 2013

20. Quarterly Financial Data (Unaudited)

Certain unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2015 and 2014 is summarized below (in thousands, except per share data):

Fiscal Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015:
Net sales	$964,468	$937,755	$967,890	$964,230
Gross profit	$473,769	$467,452	$481,319	$475,311
Net earnings	$54,909	$61,535	$62,463	$56,180
Earnings per common share(a)
Basic	$0.35	$0.39	$0.40	$0.36
Diluted	$0.35	$0.39	$0.39	$0.36
2014:
Net sales	$940,464	$919,471	$949,275	$944,288
Gross profit	$460,526	$456,395	$475,711	$467,540
Net earnings	$57,995	$58,492	$67,756	$61,750
Earnings per common share(a)
Basic	$0.35	$0.36	$0.43	$0.40
Diluted	$0.35	$0.35	$0.42	$0.39
(a)
The sum of the quarterly earnings per share may not equal the full year amount due to rounding of the calculated amounts.