Form 10-Q
period 2015-12-31
Sally Beauty Holdings, Inc.
filed 2016-02-04
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2015

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

As of January 29, 2016, there were 146,178,472 shares of the issuer’s common stock outstanding.

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

•             the operational and financial performance of our Armstrong McCall, L.P. franchise-based business, which we refer to as Armstrong McCall;

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

•             a significant data security breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;

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

•             the potential impact on us if the financial institutions we deal with become impaired; and

•             the costs and effects of litigation.

Additional factors that could cause actual events or results to differ materially from the events or results described in the forward-looking statements can be found in Item 1A. “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission, or SEC, and the other periodic reports that we file with the SEC. The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of December 31, 2015 and September 30, 2015, and the consolidated statements of earnings, consolidated statements of comprehensive income and consolidated statements of cash flows for the three months ended December 31, 2015 and 2014 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2015	2014
Net sales	$998,032	$964,468
Cost of products sold and distribution expenses	503,983	490,699
Gross profit	494,049	473,769
Selling, general and administrative expenses	339,728	336,954
Depreciation and amortization	23,386	20,579
Operating earnings	130,935	116,236
Interest expense	63,943	29,241
Earnings before provision for income taxes	66,992	86,995
Provision for income taxes	24,749	32,086
Net earnings	$42,243	$54,909

Earnings per share:
Basic	$0.28	$0.35
Diluted	$0.28	$0.35

Weighted average shares:
Basic	150,786	156,104
Diluted	152,426	158,545

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2015	2014
Net earnings	$42,243	$54,909
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,221)	(17,301)
Total other comprehensive loss, before tax	(10,221)	(17,301)
Income taxes related to other comprehensive income	—	—
Other comprehensive loss, net of tax	(10,221)	(17,301)
Total comprehensive income	$32,022	$37,608

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	December 31, 2015	September 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,447	$140,038
Trade accounts receivable, less allowance for doubtful accounts of $1,386 at December 31, 2015 and $1,162 at September 30, 2015	44,376	48,602
Accounts receivable, other	36,559	42,490
Inventory	912,419	885,214
Other current assets	35,603	37,049
Deferred income tax assets, net	33,578	33,709
	1,129,982	1,187,102
Property and equipment, net of accumulated depreciation of $440,650 at December 31, 2015 and $428,501 at September 30, 2015	281,278	270,847
Goodwill	520,148	524,369
Intangible assets, excluding goodwill, net of accumulated amortization of $100,887 at December 31, 2015 and $97,897 at September 30, 2015	97,496	98,848
Other assets	14,222	13,185
Total assets	$2,043,126	$2,094,351
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$727	$755
Accounts payable	280,140	275,917
Accrued liabilities	163,892	208,717
Income taxes payable	10,278	6,310
Total current liabilities	455,037	491,699
Long-term debt	1,782,105	1,786,839
Other liabilities	28,722	27,734
Deferred income tax liabilities, net	98,928	85,900
Total liabilities	2,364,792	2,392,172
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 149,564 and 151,898 shares issued and 149,155 and 151,452 shares outstanding at December 31, 2015 and September 30, 2015, respectively	1,492	1,515
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(235,232)	(218,670)
Treasury stock, 121 shares, at cost	—	(2,961)
Accumulated other comprehensive loss, net of tax	(87,926)	(77,705)
Total stockholders’ deficit	(321,666)	(297,821)
Total liabilities and stockholders’ deficit	$2,043,126	$2,094,351

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net earnings	$42,243	$54,909
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,386	20,579
Share-based compensation expense	4,188	7,760
Amortization of deferred financing costs	907	950
Excess tax benefit from share-based compensation	(95)	(17,043)
Loss on extinguishment of debt	33,296	—
Deferred income taxes	11,991	8,341
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	3,676	3,944
Accounts receivable, other	5,710	5,532
Inventory	(31,818)	(17,616)
Other current assets	1,111	19,943
Other assets	(455)	(572)
Accounts payable and accrued liabilities	(30,343)	(30,363)
Income taxes payable	4,265	(497)
Other liabilities	1,067	1,169
Net cash provided by operating activities	69,129	57,036
Cash Flows from Investing Activities:
Capital expenditures	(40,575)	(18,800)
Acquisitions, net of cash acquired	(2,250)	—
Net cash used by investing activities	(42,825)	(18,800)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	800,000	—
Repayments of long-term debt	(825,971)	(258)
Repurchases of common stock	(62,367)	(7,253)
Debt issuance costs	(12,709)	—
Proceeds from exercises of stock options	2,716	37,156
Excess tax benefit from share-based compensation	95	17,043
Net cash (used) provided by financing activities	(98,236)	46,688
Effect of foreign exchange rate changes on cash and cash equivalents	(659)	(818)
Net (decrease) increase in cash and cash equivalents	(72,591)	84,106
Cash and cash equivalents, beginning of period	140,038	106,575
Cash and cash equivalents, end of period	$67,447	$190,681

Supplemental Cash Flow Information:
Interest paid (a)	$86,633	$56,138
Income taxes paid	$4,833	$4,835

(a) For the three months ended December 31, 2015, interest paid includes $25.8 million in call premiums paid in connection with the Company’s December 2015 redemption in full of its senior notes due 2019.

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or “the Company”) sell professional beauty supplies through its Sally Beauty Supply retail stores located in the U.S., Puerto Rico, Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Additionally, the Company distributes professional beauty products to salons and salon professionals through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern regions of the U.S. and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). A significant number of the Company’s products are also available through a number of Sally Beauty Supply and BSG-operated websites. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of December 31, 2015 and September 30, 2015, and its consolidated results of operations and consolidated cash flows for the three months ended December 31, 2015 and 2014.

All references in these notes to “management” are to the management of Sally Beauty.

2.   Significant Accounting Policies

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The Company adheres to the same accounting policies in the preparation of its interim financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

The results of operations for the interim periods reported upon herein are not necessarily indicative of the results that may be expected for any future interim period or the entire fiscal year.

3.   Recent Accounting Pronouncements

The Company has not yet adopted and is currently assessing the potential effect of the following pronouncements on our consolidated financial statements:

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) which will eliminate the current requirement to recognize measurement-period adjustments to provisional amounts retrospectively. Instead, ASU 2015-16 requires the acquirer to recognize measurement-period adjustments, as well as the impact on earnings of changes in depreciation, amortization and similar items (if any) resulting from the change to the provisional amounts, in the period when the amount of each measurement-period adjustment is determined. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Income Taxes (“ASU 2015-17”) which aims to simplify the classification of deferred taxes on the balance sheet. More specifically, ASU 2015-17 will require that all deferred tax assets and liabilities, and any related valuation allowance, be reported as noncurrent in a classified balance sheet. The new guidance will replace the existing practice of reporting deferred taxes for each tax jurisdiction (or taxing component of a jurisdiction) as (a) a net current asset or liability and (b) a net noncurrent asset or liability. The new guidance does not change the existing requirement that only permits offsetting assets and liabilities within the same jurisdiction. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In addition, the Company has not yet adopted the following recent accounting pronouncements and does not believe their adoption will have a material effect on its consolidated financial statements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than December 16, 2016. The Company has not yet selected a transition method.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. This pronouncement provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. The new standard permits the use of either the prospective or retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at December 31, 2015 and September 30, 2015 (in thousands):

	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (b)	$433	$—	$433	—
Total assets	$433	$—	$433	—

Liabilities
Long-term debt (c)	$1,844,362	$1,841,750	$2,612	—
Foreign exchange contracts (b)	94	—	94	—
Total liabilities	$1,844,456	$1,841,750	$2,706	—

	As of September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$46,003	$46,003	$—	—
Foreign exchange contracts (b)	322	—	322	—
Total assets	$46,325	$46,003	$322	—

Liabilities
Long-term debt (c)	$1,873,620	$1,870,750	$2,870	—
Foreign exchange contracts (b)	58	—	58	—
Total liabilities	$1,873,678	$1,870,750	$2,928	—

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

(c)          Long-term debt (including current maturities and borrowings under the ABL facility, if any) is carried in the Company’s consolidated financial statements at amortized cost of $1,808.9 million at December 31, 2015 and $1,809.4 million at September 30, 2015, less unamortized debt issuance costs of $26.1 million and $21.8 million at December 31, 2015 and September 30, 2015, respectively. The Company’s senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 9 for more information about the Company’s debt.

5.   Accumulated Stockholders’ Equity (Deficit)

In August 2014, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over a period of approximately three years (the “2014 Share Repurchase Program”). The 2014 Share Repurchase Program expires on September 30, 2017.

During the three months ended December 31, 2015 and 2014, the Company repurchased and subsequently retired approximately 2.4 million and 0.2 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $62.4 million and $7.3 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to us recording such repurchases, we recorded the excess in accumulated deficit.

At December 31, 2015 and September 30, 2015, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $87.9 million and $77.7 million, respectively, net of income taxes of $2.3 million at both dates. Comprehensive income (loss) reflects changes in accumulated stockholders’ equity (deficit) from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company’s only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

6.  Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2015	2014
Net earnings	$42,243	$54,909
Weighted average basic shares	150,786	156,104
Dilutive securities:
Stock option and stock award programs	1,640	2,441
Weighted average diluted shares	152,426	158,545
Earnings per share:
Basic	$0.28	$0.35
Diluted	$0.28	$0.35

At December 31, 2015 and 2014, options to purchase 3,878,836 shares and 1,259,204 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period.

7.   Share-Based Payments

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements, and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended December 31,
	2015	2014
Share-based compensation expense	$4,188	$7,760
Income tax benefit related to share-based compensation expense	$1,588	$2,918

Performance-Based Unit Awards

The Company from time to time grants Performance-Based Unit (“Performance Units”) awards subject to three-year cliff-vesting provisions, pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the “2010 Plan”). The Company’s Performance Units represent unsecured obligations of the Company to issue shares of its common stock. The number of shares, if any, which will be issued in connection with these awards, is contingent upon both (a) employee service conditions and (b) the achievement of specified Company performance targets. The Company measures the cost of services received from officers and employees in exchange for an award of Performance Units based on the fair value of the award on the date of grant and it recognizes expense over the requisite service period (generally three years). The fair value of a Performance Unit is determined based on the closing market price of the Company’s common stock on the date of grant.

During the three months ended December 31, 2015, the Company granted approximately 152,000 Performance Units (“target shares”) to its officers and employees. Under the terms of these awards, a grantee may earn from 0% to 200% of his or her target

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

shares, with the ultimate settlement (and expense recognized) dependent on the Company achieving certain specified cumulative performance targets during the three-year period ending on September 30, 2018 (the “Performance Period”) and satisfaction of the employee service condition. Periodic expense for Performance Unit awards, which is estimated quarterly, is based on the Company’s projected performance during the Performance Period compared to the performance targets contained in the award. To date, the Company has only granted Performance Units subject to the Company’s achievement of two performance targets: consolidated sales growth (as defined in the award documents) and return on invested capital (as defined in the award documents), in addition to service conditions. For the awards issued during the three months ended December 31, 2015, 40% of the award is contingent on achieving the consolidated sales growth target and 60% is contingent on achieving the return on invested capital target.

The following table presents a summary of the activity for the Company’s Performance Unit awards for the three months ended December 31, 2015:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2015	—	$—	—
Granted	152	23.45
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2015	152	$23.45	2.7

At December 31, 2015, unrecognized compensation costs related to unvested performance unit awards are approximately $3.2 million and are expected to be recognized over the weighted average period of 2.7 years.

Service-Based Awards

The Company measures the cost of services received from employees, directors and consultants, if any, in exchange for a service-based award of equity instruments based on the fair value of the award on the date of grant, and recognizes compensation expense on a straight-line basis over the vesting period or over the period ending on the date a participant becomes eligible for retirement, if earlier.

The Company granted approximately 1.4 million and 1.1 million service-based stock options and approximately 23,000 and 214,000 service-based restricted share awards to its employees during the three months ended December 31, 2015 and 2014, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $1.3 million and $4.8 million in the three months ended December 31, 2015 and 2014, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the 2010 Plan. In addition, the Company granted approximately 26,000 and 20,000 service-based restricted stock units to its non-employee directors during the three months ended December 31, 2015 and 2014, respectively.

Stock Option Awards

Each option has an exercise price equal to the closing market price of the Company’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a three or four year period and are generally subject to forfeiture until the vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan and certain predecessor share-based compensation plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s service-based stock option awards for the three months ended December 31, 2015:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2015	5,316	$21.89	6.8	$19,255
Granted	1,420	23.45
Exercised	(160)	16.97
Forfeited or expired	(17)	27.49
Outstanding at December 31, 2015	6,559	$22.34	7.1	$37,876

Exercisable at December 31, 2015	3,258	$19.14	5.6	$28,858

The following table summarizes additional information about service-based stock options outstanding at December 31, 2015 under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number of Options Exercisable (in Thousands)	Weighted Average Exercise Price
$5.24 – 19.99	1,694	4.3	$13.18	1,694	$13.18
$20.00 – 30.07	4,865	8.1	25.52	1,564	25.59
Total	6,559	7.1	$22.34	3,258	$19.14

The Company uses the Black-Scholes option pricing model to value the Company’s stock options for each stock option award. Using this option pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards is expensed on a straight-line basis over the vesting period (generally three or four years) of the stock options or to the date a participant becomes eligible for retirement, if earlier.

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Three months ended December 31,
	2015	2014
Expected life (in years)	5.0	5.0
Expected volatility for the Company’s common stock	27.2%	31.0%
Risk-free interest rate	1.5%	1.6%
Dividend yield	0.0%	0.0%

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

The weighted average fair value at the date of grant of the stock options issued by the Company in the three months ended December 31, 2015 and 2014 was $6.27 and $8.77 per option, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2015 was $1.2 million. The cash proceeds from these option exercises were $2.7 million and the tax benefit realized from these option exercises was $0.4 million.

At December 31, 2015, unrecognized compensation costs related to unvested stock option awards are approximately $15.7 million and are expected to be recognized over the weighted average period of 2.3 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Restricted Stock Awards

The Company from time to time grants service-based restricted stock awards to employees and consultants, if any, under the 2010 Plan. A restricted stock award is an award of shares of the Company’s common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer) the restrictions over which lapse ratably over a specified period of time (generally three to five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions of the 2010 Plan.

The fair value of the Company’s restricted stock awards is expensed on a straight-line basis over the period (generally three to five years) in which the restrictions on these stock awards lapse (“vesting”) or over the period ending on the date a participant becomes eligible for retirement, if earlier. The fair value of a service-based restricted stock award is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s service-based restricted stock awards for the three months ended December 31, 2015:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2015	446	$25.82	2.8
Granted	23	23.45
Vested	(60)	16.69
Forfeited	—	—
Unvested at December 31, 2015	409	$27.03	2.5

At December 31, 2015, unrecognized compensation costs related to unvested restricted stock awards are approximately $4.6 million and are expected to be recognized over the weighted average period of 2.5 years.

Restricted Stock Units

The Company also grants service-based RSU awards, which generally vest within one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted service-based RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of the Company’s common stock. Unless forfeited prior to the vesting date, RSUs are converted into shares of the Company’s common stock generally on the vesting date. An independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of common stock of the Company that would otherwise be issued to such director on the vesting date. RSUs granted prior to the fiscal year 2012 are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle the vested deferred stock units with shares of the Company’s common stock or in cash.

The Company expenses the cost of a service-based RSU, which is determined to be the fair value of the RSU at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s service-based RSUs for the three months ended December 31, 2015:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2015	—	$—	—
Granted	26	23.45
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2015	26	$23.45	0.7

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

At December 31, 2015, unrecognized compensation costs related to unvested RSUs are approximately $0.5 million and are expected to be recognized over the weighted average period of 0.7 years.

8.   Commitments and Contingencies

In the fiscal year ended September 30, 2014, the Company disclosed that it had experienced a data security incident (the “2014 data security incident”). In May 2015, the Company disclosed that it had experienced a second illegal intrusion into its payment card systems (together with the 2014 data security incident, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe, may have illegally accessed and removed a portion of the payment card data (track 2) for some transactions. The costs that the Company has incurred to date in connection with the data security incidents primarily include professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents.

The Company expects to incur additional costs and expenses related to the data security incidents in the future. These costs may result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. For the three months ended December 31, 2015 and 2014, selling, general and administrative expenses reflect expenses of $0.5 million and $0.2 million, respectively, relating to the data security incidents. In addition, at December 31, 2015 the Company had an accrued liability of approximately $2.9 million related to loss contingencies associated with the 2014 data security incident. As of December 31, 2015, the scope of these additional costs, or a range thereof, cannot be reasonably estimated and we do not anticipate these additional costs or liabilities would have a material adverse impact on our business, financial condition and operating results.

9.   Short-term Borrowings and Long-term Debt

Details of long-term debt as of December 31, 2015 and September 30, 2015 are as follows (dollars in thousands):

	December 31, 2015	September 30, 2015	Interest Rates(a)
ABL facility(b)			(i) Prime plus (0.50% to 0.75%) or;
	$—	$—	(ii) LIBOR(b) plus (1.50% to 1.75%)
Senior notes due Nov. 2019	—	750,000	6.875%
Senior notes due Jun. 2022	850,000	850,000	5.750%
Senior notes due Nov. 2023	200,000	200,000	5.500%
Senior notes due Dec. 2025	750,000	—	5.625%
Total	$1,800,000	$1,800,000
Plus: capital lease obligations	2,612	2,870
Less: unamortized debt issuance costs and premium, net(c)	19,780	15,276
Total debt	$1,782,832	$1,787,594
Less: current maturities	727	755
Total long-term debt	$1,782,105	$1,786,839

(a)         Interest rates shown represent the coupon or contractual rate or rates related to each debt instrument listed.

(b)         When used in this Quarterly Report, LIBOR means the London Interbank Offered Rate. At December 31, 2015 and September 30, 2015, unamortized debt issuance costs of $2.2 million and $2.4 million, respectively, related to the ABL facility are reported in other assets in the Company’s consolidated balance sheets.

(c)          Amounts are net of unamortized premium of $6.3 million and $6.5 million as of December 31, 2015 and September 30, 2015, respectively, related to certain notes with an aggregate principal amount of $150.0 million.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In the fiscal year 2011, Sally Holdings entered into a five-year asset-based senior secured loan facility (the “ABL facility”). The availability of funds under the ABL facility is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. In the fiscal year 2013, the Company, Sally Holdings and other parties to the ABL facility entered into an amendment to the ABL facility which, among other things, increased the maximum availability under the ABL Facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 2018 and improved certain other covenant terms.

At December 31, 2015, there were no borrowings outstanding under the ABL facility and the Company had $478.5 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility), together with general intangibles and certain other personal property of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) relating to the accounts and inventory, as well as deposit accounts of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

In the fiscal year 2012, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both indirectly wholly-owned subsidiaries of the Company issued $750.0 million aggregate principal amount of their 6.875% Senior Notes due 2019 (the “senior notes due 2019”) and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the “senior notes due 2022”), including $150.0 million of the aggregate principal amount of the senior notes due 2022 issued at par plus a premium. Such premium is being amortized over the term of the notes using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million (substantially all of which was incurred in 2006 in connection with our separation from Alberto-Culver) and for general corporate purposes. As further discussed below, in December 2015, the Company redeemed in full the senior notes due 2019 at a redemption premium equal to 103.438% primarily with the net proceeds from the issuance of the 5.625% Senior Notes due 2025 (the “senior notes due 2025”).

In the fiscal year 2014, the Issuers issued $200.0 million aggregate principal amount of their 5.5% Senior Notes due 2023 (the “senior notes due 2023”) at par. The Company used the net proceeds from this debt issuance, approximately $196.3 million, to repay borrowings outstanding under the ABL facility of $88.5 million (which borrowings were primarily used to fund share repurchases) and for general corporate purposes, including share repurchases.

On December 3, 2015, the Issuers issued $750.0 million aggregate principal amount of their senior notes due 2025 at par. The Company used the net proceeds from this debt issuance (approximately $737.3 million) as well as cash from operations and borrowings under the ABL facility, to redeem in full the senior notes due 2019 at a total redemption cost of $775.8 million, including the redemption premium but excluding accrued interest paid upon redemption of such notes. In connection with our redemption of the senior notes due 2019, we recorded a loss on extinguishment of debt in the amount of approximately $33.3 million, including a redemption premium in the amount of approximately $25.8 million and unamortized deferred financing costs of approximately $7.5 million. In connection with the issuance of the senior notes due 2025, the Company incurred and capitalized financing costs of approximately $12.7 million. This amount is reported as a deduction from the senior notes due 2025 on the Company’s consolidated balance sheets and is being amortized over the term of the senior notes due 2025 using the effective interest method.

The senior notes due 2022, the senior notes due 2023 and the senior notes due 2025, which we refer to collectively as “the Senior Notes” or “the senior notes due 2022, 2023 and 2025,” are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2022, 2023 and 2025 is payable semi-annually, during the Company’s first and third fiscal quarters. Please see Note 12 for certain condensed financial statement data pertaining to Sally Beauty, the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

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

The senior notes due 2025 carry optional redemption features whereby the Company has the option to redeem the notes, in whole or in part, on or after December 1, 2023 at par, plus accrued and unpaid interest, if any, and on or after December 1, 2020 at par plus a premium declining ratably to par, plus accrued and unpaid interest, if any. Prior to December 1, 2020, the notes may be redeemed, in whole or in part, at a redemption price equal to par plus a make-whole premium as provided in the indenture, plus accrued and unpaid interest, if any. In addition, on or prior to December 1, 2018, the Company has the right to redeem at par plus a specified premium, plus accrued and unpaid interest, if any, up to 35% of the aggregate principal amount of notes originally issued, subject to certain limitations, with the proceeds from certain kinds of equity offerings, as defined in the indenture.

Maturities of the Company’s long-term debt are as follows as of December 31, 2015 (in thousands):

Twelve months ending December 31:
2016-2020	$—
Thereafter	1,800,000
$1,800,000
Plus: capital lease obligations	2,612
Less: unamortized debt issuance costs and premium, net	19,780
Less: current maturities	727
Total long-term debt	$1,782,105

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At December 31, 2015, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2022, 2023 and 2025 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At December 31, 2015, the Company’s Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2022, 2023 and 2025 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006 (for the senior notes due 2022 the senior notes due and 2023) or since October 1, 2015 (for the senior notes due 2025), plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes plus (v) $350 million (for the senior notes due 2025). Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At December 31, 2015, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of December 31, 2015, the Consolidated Fixed Charge Coverage Ratio was approximately 3.3 to 1.0.

When used in this Quarterly Report, the phrase “Consolidated EBITDA” is intended to have the meaning ascribed to such phrase in the ABL facility or the indentures governing the senior notes due 2022, 2023 and 2025, as appropriate. EBITDA is not a recognized measurement under GAAP and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

The ABL facility and the indentures governing the senior notes due 2022, 2023 and 2025 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of December 31, 2015, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At December 31, 2015, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivative instruments in connection therewith.

As of December 31, 2015, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

The Company may use from time to time derivative instruments designated as hedges to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate. The Company did not purchase or hold any such derivatives at December 31, 2015.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting, to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. As such, at December 31, 2015, we hold foreign currency forwards which enable us to sell approximately €9.6 million ($10.4 million, at the December 31, 2015 exchange rate) at the weighted average contractual exchange rate of 1.1260. The foreign currency forwards discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2016.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at December 31, 2015, we hold: (a) a foreign currency forward which enables us to sell approximately €22.5 million ($24.5 million, at the December 31, 2015 exchange rate) at the contractual exchange rate of 1.0963, (b) a foreign currency forward which enables us to sell approximately $6.5 million Canadian dollars ($4.7 million, at the December 31, 2015 exchange rate) at the contractual exchange rate of 1.3838, (c) a foreign currency forward which enables us to buy approximately $6.5 million Canadian dollars ($4.7 million, at the December 31, 2015 exchange rate) at the contractual exchange rate of 1.3814, (d) a foreign currency forward which enables us to sell approximately 27.8 million Mexican pesos ($1.6 million, at the December 31, 2015 exchange rate) at the contractual exchange rate of 17.2485 and (e) foreign currency forwards which enable us to buy approximately £9.6 million ($14.2 million, at the December 31, 2015 exchange rate) at the weighted average contractual exchange rate of 1.4831. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the preceding paragraph) and expire on or before March 31, 2016.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the three months ended December 31, 2015 and 2014, selling, general and administrative expenses include net gains of $1.0 million and $1.5 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of December 31, 2015 and September 30, 2015 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	December 31, 2015	September 30, 2015	Classification	December 31, 2015	September 30, 2015
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$433	$322	Accrued liabilities	$94	$58
		$433	$322		$94	$58

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the three months ended December 31, 2015 and 2014 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Three Months Ended December 31,
Hedging Instruments	Income	2015	2014
Foreign exchange contracts	Selling, general and administrative expenses	$1,041	$1,504

Credit-risk-related Contingent Features

At December 31, 2015, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was less than $0.1 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

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

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Sales between segments, which were eliminated in consolidation, were not material during the three months ended December 31, 2015 and 2014.

Segment data for the three months ended December 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended December 31,
	2015	2014
Net sales:
Sally Beauty Supply	$595,966	$586,519
BSG	402,066	377,949
Total	$998,032	$964,468
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$106,077	$101,179
BSG	65,880	56,589
Segment operating profit	171,957	157,768
Unallocated expenses (a)	(36,834)	(33,772)
Share-based compensation expense	(4,188)	(7,760)
Interest expense (b)	(63,943)	(29,241)
Earnings before provision for income taxes	$66,992	$86,995

(a)         Unallocated expenses consist of corporate and shared costs.

(b)         For the three months ended December 31, 2015, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company’s December 2015 redemption of its senior notes due 2019.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

12.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2015 and September 30, 2015, and the related condensed consolidating statements of earnings, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the three months ended December 31, 2015 and 2014: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

December 31, 2015

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$—	$27,469	$39,978	$—	$67,447
Trade and other accounts receivable, less allowance for doubtful accounts	—	—	54,934	26,001	—	80,935
Due from affiliates	—	—	1,771,094	14	(1,771,108)	—
Inventory	—	—	714,329	198,090	—	912,419
Other current assets	735	240	17,286	17,342	—	35,603
Deferred income tax assets	—	11	30,566	3,001	—	33,578
Property and equipment, net	1	—	206,644	74,633	—	281,278
Investment in subsidiaries	696,735	3,171,965	354,446	—	(4,223,146)	—
Goodwill and other intangible assets, net	—	—	467,514	150,130	—	617,644
Other assets	1,404	2,693	(6,312)	16,437	—	14,222
Total assets	$698,875	$3,174,909	$3,637,970	$525,626	$(5,994,254)	$2,043,126

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$63	$—	$217,704	$62,373	$—	$280,140
Due to affiliates	1,010,982	686,853	14	73,259	(1,771,108)	—
Accrued liabilities	854	9,624	127,506	25,908	—	163,892
Income taxes payable	8,642	1,374	—	262	—	10,278
Long-term debt	—	1,780,220	86	2,526	—	1,782,832
Other liabilities	—	—	25,725	2,997	—	28,722
Deferred income tax liabilities	—	103	94,970	3,855	—	98,928
Total liabilities	1,020,541	2,478,174	466,005	171,180	(1,771,108)	2,364,792
Total stockholders’ (deficit) equity	(321,666)	696,735	3,171,965	354,446	(4,223,146)	(321,666)
Total liabilities and stockholders’ (deficit) equity	$698,875	$3,174,909	$3,637,970	$525,626	$(5,994,254)	$2,043,126

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2015

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$46,003	$58,851	$35,184	$—	$140,038
Trade and other accounts receivable, less allowance for doubtful accounts	—	—	60,744	30,348	—	91,092
Due from affiliates	—	—	1,687,325	35	(1,687,360)	—
Inventory	—	—	687,884	197,330	—	885,214
Other current assets	2,308	27	17,803	16,911	—	37,049
Deferred income tax assets	—	11	30,565	3,133	—	33,709
Property and equipment, net	2	—	195,271	75,574	—	270,847
Investment in subsidiaries	663,045	3,099,141	360,416	—	(4,122,602)	—
Goodwill and other intangible assets, net	—	—	468,342	154,875	—	623,217
Other assets	1,384	2,894	(6,949)	15,856	—	13,185
Total assets	$666,739	$3,148,076	$3,560,252	$529,246	$(5,809,962)	$2,094,351

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$—	$—	$217,964	$57,953	$—	$275,917
Due to affiliates	962,264	658,106	35	66,955	(1,687,360)	—
Accrued liabilities	771	40,768	136,688	30,490	—	208,717
Income taxes payable	1,525	1,337	—	3,448	—	6,310
Long-term debt	—	1,784,724	109	2,761	—	1,787,594
Other liabilities	—	—	24,686	3,048	—	27,734
Deferred income tax liabilities	—	96	81,629	4,175	—	85,900
Total liabilities	964,560	2,485,031	461,111	168,830	(1,687,360)	2,392,172
Total stockholders’ (deficit) equity	(297,821)	663,045	3,099,141	360,416	(4,122,602)	(297,821)
Total liabilities and stockholders’ (deficit) equity	$666,739	$3,148,076	$3,560,252	$529,246	$(5,809,962)	$2,094,351

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended December 31, 2015

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$806,193	$191,839	$—	$998,032
Related party sales	—	—	767	—	(767)	—
Cost of products sold and distribution expenses	—	—	400,442	104,308	(767)	503,983
Gross profit	—	—	406,518	87,531	—	494,049
Selling, general and administrative expenses	2,727	67	267,187	69,747	—	339,728
Depreciation and amortization	—	—	17,648	5,738	—	23,386
Operating earnings (loss)	(2,727)	(67)	121,683	12,046	—	130,935
Interest expense	—	63,919	2	22	—	63,943
Earnings (loss) before provision for income taxes	(2,727)	(63,986)	121,681	12,024	—	66,992
Provision (benefit) for income taxes	(1,059)	(24,853)	46,764	3,897	—	24,749
Equity in earnings of subsidiaries, net of tax	43,911	83,044	8,127	—	(135,082)	—
Net earnings	42,243	43,911	83,044	8,127	(135,082)	42,243

Other comprehensive income (loss), net of tax	—	—	—	(10,221)	—	(10,221)
Total comprehensive income (loss)	$42,243	$43,911	$83,044	$(2,094)	$(135,082)	$32,022

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended December 31, 2015

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$59,556	$(7,509)	$5,195	$11,887	$—	$69,129
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(34,304)	(6,271)	—	(40,575)
Acquisitions, net of cash acquired	—	—	(2,250)	—	—	(2,250)
Net cash used by investing activities	—	—	(36,554)	(6,271)	—	(42,825)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	800,000	—	—	—	800,000
Repayments of long-term debt	—	(825,785)	(23)	(163)	—	(825,971)
Repurchases of common stock	(62,367)	—	—	—	—	(62,367)
Debt issuance costs	—	(12,709)	—	—	—	(12,709)
Proceeds from exercises of stock options	2,716	—	—	—	—	2,716
Excess tax benefit from share-based compensation	95	—	—	—	—	95
Net cash used by financing activities	(59,556)	(38,494)	(23)	(163)	—	(98,236)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(659)	—	(659)
Net (decrease) increase in cash and cash equivalents	—	(46,003)	(31,382)	4,794	—	(72,591)
Cash and cash equivalents, beginning of period	—	46,003	58,851	35,184	—	140,038
Cash and cash equivalents, end of period	$—	$—	$27,469	$39,978	$—	$67,447

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty and its consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as well as the Risk Factors section contained in that Annual Report and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Three Months ended December 31, 2015:

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased 3.9% for the three months ended December 31, 2015, compared to 2.3% for the three months ended December 31, 2014;

•                  Our consolidated net sales for the three months ended December 31, 2015, increased by $33.6 million, or 3.5%, to $998.0 million compared to $964.5 million for the three months ended December 31, 2014;

•                  Our consolidated gross profit for the three months ended December 31, 2015, increased by $20.3 million, or 4.3%, to $494.0 million compared to $473.8 million for the three months ended December 31, 2014. As a percentage of net sales, gross profit was 49.5% for the three months ended December 31, 2015, compared to 49.1% for the three months ended December 31, 2014;

•                  Our consolidated operating earnings for the three months ended December 31, 2015, increased by $14.7 million, or 12.6%, to $130.9 million compared to $116.2 million for the three months ended December 31, 2014. As a percentage of net sales, operating earnings increased by 100 basis points to 13.1% for the three months ended December 31, 2015, compared to 12.1% for the three months ended December 31, 2014;

•                  Our consolidated net earnings decreased by $12.7 million, or 23.1%, to $42.2 million for the three months ended December 31, 2015, compared to $54.9 million for the three months ended December 31, 2014. As a percentage of net sales, net earnings decreased by 150 basis points to 4.2% for the three months ended December 31, 2015, compared to 5.7% for the three months ended December 31, 2014;

•                  Cash provided by operations was $69.1 million for the three months ended December 31, 2015, compared to $57.0 million for the three months ended December 31, 2014;

•                  During the three months ended December 31, 2015, the Company redeemed in full its 6.875% senior notes due 2019 primarily with the net proceeds from its December 2015 issuance of $750.0 principal amount of its 5.625% senior notes due 2025. For the three months ended December 31, 2015, the Company recorded a loss on extinguishment of debt of $33.3 million in connection therewith; and

•                  During the three months ended December 31, 2015, we repurchased and subsequently retired approximately 2.4 million shares of our common stock under the share repurchase program approved by our Board of Directors in August 2014, at an aggregate cost of approximately $62.4 million.

Overview

Description of Business

At December 31, 2015, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. We believe the Company is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of December 31, 2015, through Sally Beauty Supply and BSG, we had a multi-channel platform of 4,834 company-operated stores and supplied 180 franchised stores primarily in North America and selected South American and European countries. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the three months ended December 31, 2015, our consolidated net sales and operating earnings were $998.0 million and $130.9 million, respectively.

As of December 31, 2015, Sally Beauty Supply operated 3,693 company-operated retail stores, 2,884 of which are located in the U.S., with the remaining 809 company-operated stores located in Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 18 franchised stores located in the United Kingdom, Belgium and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands, such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the three months ended December 31, 2015, Sally Beauty Supply’s net sales and segment operating profit were $596.0 million and $106.1 million, respectively, representing 60% and 62% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of December 31, 2015, BSG had 1,141 company-operated stores, supplied 162 franchised stores and had a sales force of approximately 951 professional distributor sales consultants selling exclusively to salons and salon professionals in the U.S., and in Canada, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of beauty products featuring an average of 9,000 SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon industry. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. BSG is also the exclusive source for certain well-known third-party branded products pursuant to exclusive distribution agreements with certain suppliers within specified geographic territories. For the three months ended December 31, 2015, BSG’s net sales and segment operating profit were $402.1 million and $65.9 million, respectively, representing 40% and 38% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses.

Key Industry and Business Trends

We operate primarily within the large and growing U.S. beauty supply industry. We believe that a number of key industry and business trends and characteristics will influence our business and our financial results going forward. These key trends and characteristics are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Please see “Key Industry and Business Trends” in Item 1 of such Annual Report.

Share Repurchase Program

In August 2014, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over a period of approximately three years (the “2014 Share Repurchase Program”). The 2014 Share Repurchase Program expires on September 30, 2017.

During the three months ended December 31, 2015 and 2014, the Company repurchased and subsequently retired approximately 2.4 million and 0.2 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $62.4 million and $7.3 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to us recording such repurchases, we recorded the excess in accumulated deficit.

As of December 31, 2015, we had approximately $710.1 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II — Other Information, of this Quarterly Report for additional information about the Company’s share repurchases.

Data Security Incidents

In March 2014, we disclosed that we had experienced a data security incident (the “2014 data security incident”). In May 2015, we disclosed that we had experienced a second illegal intrusion into our payment card systems (together with the 2014 data security incident, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe, may have illegally accessed and removed a portion of the payment card data (track 2) for some transactions. The costs that the Company has incurred to date in connection with the data security incidents primarily include professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents. For the three months ended December 31, 2015 and 2014, selling, general and administrative expenses reflect expenses of $0.5 million and $0.2 million, respectively, related to the data security incidents.

We expect to incur additional costs and expenses related to the data security incidents in future periods. These costs may result from potential liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems,” “Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results” and “We have experienced data security incidents and are not yet able to determine the full extent or scope of the potential liabilities relating to these data security incidents” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. As such, at December 31, 2015, we hold foreign currency forwards which enable us to sell approximately €9.6 million ($10.4 million, at the December 31, 2015 exchange rate) at the weighted average contractual exchange rate of 1.1260. The foreign currency forwards discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2016.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at December 31, 2015, we hold: (a) a foreign currency forward which enables us to sell approximately €22.5 million ($24.5 million, at the December 31, 2015 exchange rate) at the contractual exchange rate of 1.0963, (b) a foreign currency forward which enables us to sell approximately $6.5 million Canadian dollars ($4.7 million, at the December 31, 2015 exchange rate) at the contractual exchange rate of 1.3838, (c) a foreign currency forward which enables us to buy approximately $6.5 million Canadian dollars ($4.7 million, at the December 31, 2015 exchange rate) at the contractual exchange rate of 1.3814, (d) a foreign currency forward which enables us to sell approximately 27.8 million Mexican pesos ($1.6 million, at the December 31, 2015 exchange rate) at the contractual exchange rate of 17.2485 and (e) foreign currency forwards which enable us to buy approximately £9.6 million ($14.2 million, at the December 31, 2015 exchange rate) at the weighted average contractual exchange rate of 1.4831. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the preceding paragraph) and expire on or before March 31, 2016.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the three months ended December 31, 2015 and 2014, selling, general and administrative expenses include net gains of $1.0 million and $1.5 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk” contained in this Quarterly Report on Form 10-Q and Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for additional information about the Company’s foreign currency derivative instruments.

Share-Based Compensation Awards

The Company granted approximately 1.4 million and 1.1 million service-based stock options and approximately 23,000 and 214,000 service-based restricted share awards to its employees during the three months ended December 31, 2015 and 2014, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $1.3 million and $4.8 million in the three months ended December 31, 2015 and 2014, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the “2010 Plan”). The Company also granted approximately 26,000 and 20,000 service-based restricted stock units to its non-employee directors during the three months ended December 31, 2015 and 2014, respectively.

In addition, the Company granted approximately 152,000 Performance-Based Units (“Performance Unit” or “Performance Units”) to its officers and employees under the 2010 Plan. Under the terms of the Performance Unit award, a grantee may earn from 0% to 200% of his or her target shares, with the ultimate settlement (and the expense recognized) dependent on the Company achieving certain specified cumulative performance targets during the three-year period ending on September 30, 2018 (the “Performance Period”) and satisfaction of the employee service condition. Periodic expense for Performance Unit awards, which is estimated quarterly, is based on the Company’s projected performance during the Performance Period compared to the performance targets contained in the award. Please see Note 7 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the Company’s Performance Unit awards.

For the three months ended December 31, 2015 and 2014, share-based compensation costs charged against earnings and included in selling, general and administrative expenses for all share-based compensation arrangements were $4.2 million and $7.8 million, respectively.

Non-recurring Items

During the three months ended December 31, 2015, the Company redeemed in full its 6.875% senior notes due 2019 primarily with the net proceeds from its December 2015 issuance of $750.0 principal amount of its 5.625% senior notes due 2025. For the three months ended December 31, 2015, the Company recorded a loss on extinguishment of debt of $33.3 million, including a call premium of $25.8 million and unamortized debt issuance costs of $7.5 million expensed, in connection therewith.

Results of Operations

The following table shows the condensed results of operations of our business for the three months ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended December 31,
	2015		2014
Net sales	$998,032	100.0%	$964,468	100.0%
Cost of products sold and distribution expenses	503,983	50.5%	490,699	50.9%
Gross profit	494,049	49.5%	473,769	49.1%
Total other operating costs and expenses	363,114	36.4%	357,533	37.0%
Operating earnings	130,935	13.1%	116,236	12.1%
Interest expense	63,943	6.4%	29,241	3.1%
Earnings before provision for income taxes	66,992	6.7%	86,995	9.0%
Provision for income taxes	24,749	2.5%	32,086	3.3%
Net earnings	$42,243	4.2%	$54,909	5.7%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2015	2014
Net sales:
Sally Beauty Supply	$595,966	$586,519
BSG	402,066	377,949
Consolidated	$998,032	$964,468
Gross profit	$494,049	$473,769
Gross profit margin	49.5%	49.1%
Selling, general and administrative expenses	$339,728	$336,954
Depreciation and amortization	$23,386	$20,579
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$106,077	$101,179
BSG	65,880	56,589
Segment operating profit	171,957	157,768
Unallocated expenses (a)	(36,834)	(33,772)
Share-based compensation expense	(4,188)	(7,760)
Operating earnings	130,935	116,236
Interest expense (b)	(63,943)	(29,241)
Earnings before provision for income taxes	$66,992	$86,995
Segment operating profit margin:
Sally Beauty Supply	17.8%	17.3%
BSG	16.4%	15.0%
Consolidated operating profit margin	13.1%	12.1%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,711	3,605
BSG	1,303	1,275
Consolidated	5,014	4,880
Same store sales growth (c)
Sally Beauty Supply	2.4%	1.6%
BSG	7.2%	3.9%
Consolidated	3.9%	2.3%

(a)         Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings.

(b)         For the three months ended December 31, 2015, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company’s December 2015 redemption of its senior notes due 2019.

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

The Three Months Ended December 31, 2015 compared to the Three Months Ended December 31, 2014

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Three Months Ended December 31,
	2015	2014	Increase
Net sales:
Sally Beauty Supply	$595,966	$586,519	$9,447	1.6%
BSG	402,066	377,949	24,117	6.4%
Consolidated net sales	$998,032	$964,468	$33,564	3.5%

Gross profit:
Sally Beauty Supply	$327,904	$319,009	$8,895	2.8%
BSG	166,145	154,760	11,385	7.4%
Consolidated gross profit	$494,049	$473,769	$20,280	4.3%

Gross profit margin:
Sally Beauty Supply	55.0%	54.4%	0.6%
BSG	41.3%	40.9%	0.4%
Consolidated gross profit margin	49.5%	49.1%	0.4%

Net Sales

Consolidated net sales increased by $33.6 million, or 3.5%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $32.4 million, or 3.4%, compared to the three months ended December 31, 2014. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses and distributor sales consultants, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate contributed a net increase in sales of approximately $1.2 million, or 0.1%, compared to the three months ended December 31, 2014. Consolidated net sales for the three months ended December 31, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of $22.1 million, including the impact of a stronger U.S. dollar in three months ended December 31, 2015.

For the three months ended December 31, 2015, consolidated net sales reflect a 3.9% same store sales growth rate compared to 2.3% for the three months ended December 31, 2014. For the three months ended December 31, 2015, our consolidated same store sales growth rate was positively impacted by increases in average unit prices in both operating segments, as well as improved customer traffic in our BSG segment in the U.S., as more fully discussed below.

The $33.6 million increase in consolidated net sales reflects, in our Sally Beauty Supply segment, increases in average unit prices resulting primarily from selective price increases in certain geographical areas of the U.S. and, in our BSG segment, increases in unit volume (including increases in sales at existing stores and the incremental sales from 32 BSG company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix), as more fully discussed below.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $9.4 million, or 1.6%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $15.5 million, or 2.6%. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a net decrease in sales of approximately $6.1 million, or 1.0%, compared to the three months ended December 31, 2014. Net sales for Sally Beauty Supply for the three months ended December 31, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $16.9 million.

For the three months ended December 31, 2015, the Sally Beauty Supply segment’s net sales reflect a 2.4% same store sales growth rate compared to 1.6% for the three months ended December 31, 2014. For the three months ended December 31, 2015, the Sally Beauty Supply segment’s same store sales growth rate was positively impacted by selective price increases in certain geographical areas of the U.S.

The $9.4 million increase in the Sally Beauty Supply segment’s net sales reflects increases in average unit prices resulting from selective price increases in certain geographical areas of the U.S. and as a result of the introduction of certain products with higher average unit prices in the preceding 12 months.

Beauty Systems Group.  Net sales for BSG increased by $24.1 million, or 6.4%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $16.9 million, or 4.5%, compared to the three months ended December 31, 2014. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months, and sales through our distributor sales consultants) in the aggregate contributed a net increase in sales of approximately $7.2 million, or 1.9%, compared to the three months ended December 31, 2014. Net sales for BSG for the three months ended December 31, 2015, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $5.2 million.

For the three months ended December 31, 2015, the BSG segment’s net sales reflect a 7.2% same store sales growth rate compared to  3.9% for the three months ended December 31, 2014. BSG’s segment’s same store sales growth rate was positively impacted by improved customer traffic in the U.S., compared to the three months ended December 31, 2014.

The $24.1 million increase in the BSG segment’s net sales is primarily the result of an increase in both unit volume (including increases in sales at existing stores and the incremental sales from 32 company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix), including as a result of the introduction of certain third-party brands with higher average unit prices in the preceding 12 months.

Gross Profit

Consolidated gross profit increased by $20.3 million, or 4.3%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, principally due to higher sales volume and improved gross profit margins in both business segments, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, was 49.5% for the three months ended December 31, 2015, compared to 49.1% for the three months ended December 31, 2014.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $8.9 million, or 2.8%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, principally as a result of higher sales volume and improved gross profit margins. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 55.0% for the three months ended December 31, 2015, compared to 54.4% for the three months ended December 31, 2014. This increase was primarily the result of selective price increases in certain geographical areas of the U.S., fewer promotions and a shift in product mix (to higher margin product) resulting from a shift in customer preferences.

Beauty Systems Group.  BSG’s gross profit increased by $11.4 million, or 7.4%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, principally as a result of higher sales volume and improved gross profit margins. BSG’s gross profit as a percentage of net sales increased to 41.3% for the three months ended December 31, 2015, compared to 40.9% for the three months ended December 31, 2014 primarily as a result of a shift in product mix (to higher margin product) resulting from a shift in customer preferences and sales channel mix (to higher margin store-based product sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $2.8 million, or 0.8%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014. This increase was attributable in part to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened in the preceding 12 months (approximately 139 net additional company-operated stores added since December 31, 2014, which represents a 3.0% increase in the number of stores). In addition, the increase reflects higher expenses related to on-going upgrades to our information technology systems (approximately $2.8 million), higher recruitment and compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $0.9 million) and higher credit card fees (approximately $0.9 million). The increase in selling, general and administrative expenses was partially offset by a decrease in share-based compensation expense of $3.6 million, as discussed below. Selling, general and administrative expenses, as a percentage of net sales, decreased to 34.0% for the three months ended December 31, 2015, compared to 34.9% for the three months ended December 31, 2014.

Depreciation and Amortization

Consolidated depreciation and amortization was $23.4 million for the three months ended December 31, 2015, compared to $20.6 million for the three months ended December 31, 2014. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended December 31,
	2015	2014	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$106,077	$101,179	$4,898	4.8%
BSG	65,880	56,589	9,291	16.4%
Segment operating profit	171,957	157,768	14,189	9.0%
Unallocated expenses	(36,834)	(33,772)	3,062	9.1%
Share-based compensation expense	(4,188)	(7,760)	(3,572)	(46.0)%
Operating earnings	$130,935	$116,236	$14,699	12.6%

Consolidated operating earnings increased by $14.7 million, or 12.6%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, primarily as a result of increased net sales and improved gross profit margin in both operating segments, and lower share-based compensation expense, partially offset by higher unallocated expenses, as more fully discussed below. Operating earnings, as a percentage of net sales, increased to 13.1% for the three months ended December 31, 2015, compared to 12.1% for the three months ended December 31, 2014. This increase reflects the improvement in consolidated gross profit margin described above, as well as a decrease in consolidated operating expenses as a percentage of consolidated net sales, as more fully discussed below.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $4.9 million, or 4.8%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, primarily a result of the increase in the segment’s net sales and the improved gross profit margin described above. This increase was partially offset by the incremental costs related to 107 net additional company-operated stores (stores opened during the past twelve months, which represents a 3.0% increase in the number of stores) operating during the three months ended December 31, 2015, compared to the three months ended December 31, 2014, and higher depreciation expense principally associated with recent store openings and remodels (approximately $2.1 million). Segment operating earnings, as a percentage of net sales, increased to 17.8% for the three months ended December 31, 2015, compared to 17.3% for the three months ended December 31, 2014. This increase reflects the improvement in the segment’s gross profit margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $9.3 million, or 16.4%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, primarily a result of the increase in the segment’s net sales and the improved gross profit margin described above. This increase was partially offset by the incremental costs related to 32 net additional company-operated stores (stores opened or acquired during the past twelve months, which represents a 2.9% increase in the number of stores) operating during the three months ended December 31, 2015, compared to the three months ended December 31, 2014. Segment operating earnings, as a percentage of net sales, increased to 16.4% for the three months ended December 31, 2015, compared to 15.0% for the three months ended December 31, 2014. This increase reflects the increase in the segment’s gross profit margin described above, as well as a decrease in segment operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $3.1 million, or 9.1%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014. This increase was due primarily to higher corporate expenses related to on-going upgrades to our information technology systems (approximately $1.5 million), higher employee compensation-related expenses in connection with our ongoing management transition plans (approximately $0.9 million), professional fees mainly in connection with certain corporate initiatives (approximately $0.5 million) and to the data security incident and ongoing data security upgrades (approximately $0.2 million).

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements decreased by $3.6 million to $4.2 million for the three months ended December 31, 2015, compared to $7.8 million for the three months ended December 31, 2014. This decrease was mainly due to the timing of expense recognition in connection with retirement-eligible grantees during the three months ended December 31, 2015 and the impact of awards that became fully vested since December 31, 2014.

Interest Expense

Interest expense increased by $34.7 million to $63.9 million for the three months ended December 31, 2015, compared to $29.2 million for the three months ended December 31, 2014, primarily due to a loss on extinguishment of debt in the amount of $33.3 million recognized in connection with our December 2015 redemption in full of the Company’s 6.875% Senior Notes due 2019 primarily with the net proceeds from our December 2015 issuance of $750.0 million aggregate principal amount of the Company’s 5.625% Senior Notes due 2025. This amount represents call premiums and unamortized debt issuance costs expensed in connection with such redemption. Please see Liquidity and Capital Resources below for additional information about the Company’s debt.

Provision for Income Taxes

The provision for income taxes was $24.7 million and $32.1 million, and the effective income tax rate was 36.9%, for both the three months ended December 31, 2015 and the three months ended December 31, 2014, respectively.

The annual effective tax rate for the full fiscal year 2016 is currently expected to be in the range of 37.5% to 38.5%, versus a comparable actual tax rate for the full fiscal year 2015 of 37.9%.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $12.7 million, or 23.1%, to $42.2 million for the three months ended December 31, 2015, compared to $54.9 million for the three months ended December 31, 2014. Net earnings, as a percentage of net sales, were 4.2% for the three months ended December 31, 2015, compared to 5.7% for the three months ended December 31, 2014.

Financial Condition

December 31, 2015 Compared to September 30, 2015

Working capital (current assets less current liabilities) decreased by $20.5 million to $674.9 million at December 31, 2015, compared to $695.4 million at September 30, 2015. The ratio of current assets to current liabilities was 2.48 to 1.00 at December 31, 2015, compared to 2.41 to 1.00 at September 30, 2015. The decrease in working capital reflects a decrease of $57.1 million in current assets and a decrease of $36.7 million in current liabilities. The decrease in current assets as of December 31, 2015, is principally due to a decrease in cash and cash equivalents of $72.6 million (please see “Liquidity and Capital Resources” below for a description of our sources and uses of cash) and a decrease in trade accounts receivable and accounts receivable, other, in the aggregate, of $10.2 million, partially offset by an increase of $27.2 million in inventory. The decrease in current liabilities is principally due to a decrease of $44.8 million in accrued liabilities, partially offset by an increase of $4.2 million in accounts payable, as discussed below.

Trade accounts receivable and accounts receivable, other, in the aggregate, decreased by $10.2 million to $80.9 million at December 31, 2015, compared to $91.1 million at September 30, 2015 due primarily to the timing of collections from customers and vendors of balances outstanding and the impact of foreign currency translation adjustments. Inventory increased by $27.2 million to $912.4 million at December 31, 2015, compared to $885.2 million at September 30, 2015 due primarily to an increase in company-operated stores (approximately 42 net additional company-operated stores added since September 30, 2015), partially offset by the impact of foreign currency translation adjustments. Accounts payable increased by $4.2 million to $280.1 million at December 31, 2015, compared to $275.9 million at September 30, 2015 due primarily to the timing of payments to suppliers mainly in connection with purchases of merchandise inventory and capital expenditures in the ordinary course of our business. Accrued liabilities decreased by $44.8 million to $163.9 million at December 31, 2015, compared to $208.7 million at September 30, 2015, due primarily to our payment in full of interest on the Company’s 6.875% Senior Notes due 2019 upon their redemption and the timing of payments of interest on the senior notes due 2022 and the senior notes due 2023 (in the aggregate, $34.4 million) and the timing of payments of employee compensation and compensation-related expenses ($13.8 million), partially offset by accrued interest payable on the Company’s 5.625% Senior Notes due 2025 issued on December 3, 2015 ($3.3 million). Interest on the senior notes due 2022, the senior notes due 2023 and the senior notes due 2025 is payable semi-annually, during the Company’s first and third fiscal quarters.

Total stockholders’ deficit, for the three months ended December 31, 2015, increased by $23.8 million primarily as a result of our repurchase and subsequent retirement of approximately 2.4 million shares of our common stock for approximately $62.4 million and foreign currency translation adjustments, net of tax, of $10.2 million, partially offset by net earnings of $42.2 million, and share-based compensation expense, the impact of exercises of stock options and other share-based compensation activity, in the aggregate, of approximately $6.6 million.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for additional information on our liquidity and capital resources.

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures and share repurchases. As a holding company, we depend on our subsidiaries, including Sally Holdings LLC (which we refer to as “Sally Holdings”), to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with relevant laws, and covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings’ ability to pay dividends to us. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

At December 31, 2015, cash and cash equivalents were $67.4 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, fund share repurchases and potential acquisitions and finance anticipated capital expenditures, including information technology upgrades, over the next twelve months.

However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales and operating improvements will be realized, or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. The funds drawn on an individual occasion during the three months ended December 31, 2015 have varied in amounts up to $14.0 million, total amounts outstanding have ranged from zero up to $38.0 million and the average daily balance outstanding was $6.0 million. During the three months ended December 31, 2015, the weighted average interest rate on our borrowings under the ABL facility was 3.9%. The amounts drawn are generally paid down with cash provided by our operating activities. As of December 31, 2015, there were no borrowings outstanding under the ABL facility and Sally Holdings had $478.5 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

During the three months ended December 31, 2015 and 2014, the Company repurchased and subsequently retired approximately 2.4 million and 0.2 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $62.4 million and $7.3 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to us recording such repurchases, we recorded the excess in accumulated deficit.

As of December 31, 2015, we had approximately $710.1 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for acquisitions, capital expenditures, repayments and servicing of long-term debt and share repurchases. The following table shows our sources and uses of funds for the three months ended December 31, 2015 and 2014 (in thousands):

	Three months ended December 31,
	2015	2014
Net cash provided by operating activities	$69,129	$57,036
Net cash used by investing activities	(42,825)	(18,800)
Net cash (used) provided by financing activities	(98,236)	46,688
Effect of foreign currency exchange rate changes on cash and cash equivalents	(659)	(818)
Net (decrease) increase in cash and cash equivalents	$(72,591)	$84,106

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2015 increased by $12.1 million to $69.1 million, compared to $57.0 million during the three months ended December 31, 2014 mainly due to an increase in operating earnings ($14.7 million).

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2015 increased by $24.0 million to $42.8 million, compared to $18.8 million during the three months ended December 31, 2014. This increase reflects incremental capital expenditures primarily related to store openings and ongoing information technology upgrades in both business segments, and store remodels in the Sally Beauty Supply segment (primarily in the U.S.) in the three months ended December 31, 2015, compared to the three months ended December 31, 2014, ($21.8 million) and cash used for acquisitions, net of cash acquired, in the three months ended December 31, 2015 ($2.3 million).

Net Cash Provided by Financing Activities

Net cash (used) provided by financing activities changed by $144.9 million to cash used of $98.2 million during the three months ended December 31, 2015, compared to cash provided of $46.7 million during the three months ended December 31, 2014, primarily due to an increase in share repurchases under the 2014 Share Repurchase Program ($55.1 million), incremental net repayments of debt and the payment of debt issuance costs, in the aggregate, of $38.4 million in connection with our redemption of the senior notes due 2019 and issuance of the senior notes due 2025 in December 2015, and a decrease in proceeds from exercises of stock options and excess tax benefits resulting from share-based compensation activity, in the aggregate, of $51.4 million.

Long-Term Debt

Outstanding Long-Term Debt

In November 2006, the Company, through its subsidiaries (Sally Investment Holdings LLC and Sally Holdings) incurred $1,850.0 million of indebtedness in connection with the Company’s separation from its former parent, Alberto-Culver.

In the fiscal year 2011, Sally Holdings entered into a five-year asset-based senior secured loan facility (the “ABL facility”). The availability of funds under the ABL facility is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. In the fiscal year 2013, the Company, Sally Holdings and other parties to the ABL facility entered into an amendment to the ABL facility which, among other things, increased the maximum availability under the ABL Facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 2018 and improved certain other covenant terms.

In the fiscal year 2012, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both indirectly wholly-owned subsidiaries of the Company, issued $750.0 million aggregate principal amount of their 6.875% Senior Notes due 2019 (the “senior notes due 2019”) and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the “senior notes due 2022”), including $150.0 million of the aggregate principal amount of the senior notes due 2022 issued at par plus a premium. Such premium is being amortized over the term of the notes using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million (substantially all of which was incurred in 2006 in connection with our separation from Alberto-Culver) and for general corporate purposes. As further discussed below, in December 2015, the Company redeemed in full the senior notes due 2019 at a redemption premium equal to 103.438% primarily with the net proceeds from the issuance of the 5.625% Senior Notes due 2025 (the “senior notes due 2025”).

In the fiscal year 2014, the Issuers issued $200.0 million aggregate principal amount of their 5.5% Senior Notes due 2023 (the “senior notes due 2023”) at par. The Company used the net proceeds from this debt issuance, approximately $196.3 million, to repay borrowings outstanding under the ABL facility of $88.5 million (which borrowings were primarily used to fund share repurchases) and for general corporate purposes, including share repurchases.

On December 3, 2015, the Issuers issued $750.0 million aggregate principal amount of their senior notes due 2025 at par. The Company used the net proceeds from this debt issuance (approximately $737.3 million), as well as existing cash balances, to redeem in full the senior notes due 2019, at a total redemption cost of $775.8 million, excluding accrued interest. In connection with our redemption of the senior notes due 2019, we recorded a loss on extinguishment of debt in the amount of approximately $33.3 million, including a redemption premium in the amount of approximately $25.8 million and unamortized deferred financing costs of approximately $7.5 million.

The principal amount of long-term debt (excluding capitalized leases) as of December 31, 2015 is as follows (dollars in thousands):

	Principal Amount(a)	Maturity Dates	Interest Rates (b)
ABL facility	$—	July 2018	(i) Prime plus (0.50% to 0.75%) or; (ii) LIBOR (c) plus (1.50% to 1.75%)
Senior notes due 2022	850,000	June 2022	5.750%
Senior notes due 2023	200,000	Nov. 2023	5.500%
Senior notes due 2025	750,000	Dec. 2025	5.625%
Total	$1,800,000

(a)         Amounts reported above do not reflect unamortized premium of $6.3 million related to notes with an aggregate principal amount of $150.0 million or unamortized debt issuance costs in the aggregate amount of $26.1 million, at December 31, 2015.

(b)         Interest rates shown represent the coupon or contractual rate or rates related to each debt instrument listed.

(c)          When used in this Quarterly Report, LIBOR means the London Interbank Offered Rate.

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

Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility), together with general intangibles and certain other personal property of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) relating to the accounts and inventory, as well as deposit accounts of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries. The senior notes due 2022, the senior notes due 2023 and the senior notes due 2025 (which we refer to collectively as “the Senior Notes” or the “senior notes due 2022, 2023 and 2025”) are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2022, 2023 and 2025 is payable semi-annually, during the Company’s first and third fiscal quarters.

The ABL facility and the indentures governing the senior notes due 2022, 2023 and 2025 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of December 31, 2015, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The senior notes due 2025 carry optional redemption features whereby the Company has the option to redeem the notes, in whole or in part, on or after December 1, 2023 at par, plus accrued and unpaid interest, if any, and on or after December 1, 2020 at par plus a premium declining ratably to par, plus accrued and unpaid interest, if any. Prior to December 1, 2020, the notes may be redeemed, in whole or in part, at a redemption price equal to par plus a make-whole premium as provided in the indenture, plus accrued and unpaid interest, if any. In addition, on or prior to December 1, 2018, the Company has the right to redeem at par plus a specified premium, plus accrued and unpaid interest, if any, up to 35% of the aggregate principal amount of notes originally issued, subject to certain limitations, with the proceeds from certain kinds of equity offerings, as defined in the indenture.

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At December 31, 2015, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the Senior Notes contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At December 31, 2015, the Company’s Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the Senior Notes also restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006 (for the senior notes due 2022 and the senior notes due 2023) or since October 1, 2015 (for the senior notes due 2025), plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes plus (v) $350 million (for the senior notes due 2025). Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At December 31, 2015, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of December 31, 2015, the Consolidated Fixed Charge Coverage Ratio was approximately 3.3 to 1.0.

When used in this Quarterly Report, the phrase “Consolidated EBITDA” is intended to have the meaning ascribed to such phrase in the ABL facility or the indentures governing the senior notes due 2022, 2023 and 2025, as appropriate. EBITDA is not a recognized measurement under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Further, our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. Please see “Risk Factors—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Capital Requirements

During the three months ended December 31, 2015, capital expenditures were approximately $32.4 million, including amounts incurred but not paid at December 31, 2015. For fiscal year 2016, we anticipate total capital expenditures to be in the range of approximately $125.0 million to $135.0 million, excluding acquisitions. These capital expenditures will primarily fund (a) the addition of new stores, (b) the remodel, expansion or relocation of existing stores, (c) upgrades to our distribution centers in the U.S., as well as (d) certain corporate projects in the ordinary course of our business, including ongoing technology upgrades.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2015, except for our December 2015 refinancing of a portion of our debt. In December 2015, we redeemed in full the Company’s 6.875% Senior Notes due 2019, with an aggregate principal amount of $750.0 million, primarily with the net proceeds from our December 2015 issuance of $750.0 million aggregate principal amount of the Company’s 5.625% Senior Notes due 2025.

Off-Balance Sheet Financing Arrangements

At December 31, 2015 and September 30, 2015, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $21.5 million and $23.1 million at December 31, 2015 and September 30, 2015, respectively.

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

Our critical accounting estimates, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, include the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, assessment of long-lived assets and intangible assets for impairment and share-based payments. There have been no material changes to our critical accounting estimates or assumptions since September 30, 2015.

Recent Accounting Pronouncements

The Company has not yet adopted and is currently assessing the potential effect of the following pronouncements on our consolidated financial statements:

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) which will eliminate the current requirement to recognize measurement-period adjustments to provisional amounts retrospectively. Instead, ASU 2015-16 requires the acquirer to recognize measurement-period adjustments, as well as the impact on earnings of changes in depreciation, amortization and similar items (if any) resulting from the change to the provisional amounts, in the period when the amount of each measurement-period adjustment is determined. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Income Taxes (“ASU 2015-17”) which aims to simplify the classification of deferred taxes on the balance sheet. More specifically, ASU 2015-17 will require that all deferred tax assets and liabilities, and any related valuation allowance, be reported as noncurrent in a classified balance sheet. The new guidance will replace the existing practice of reporting deferred taxes for each tax jurisdiction (or taxing component of a jurisdiction) as (a) a net current asset or liability and (b) a net noncurrent asset or liability. The new guidance does not change the existing requirement that only permits offsetting assets and liabilities within the same jurisdiction. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

In addition, the Company has not yet adopted the following recent accounting pronouncements and does not believe their adoption will have a material effect on its consolidated financial statements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) which will supersede Accounting Standards Codification Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than December 16, 2016. The Company has not yet selected a transition method.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. This pronouncement provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. The new standard permits the use of either the prospective or retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America. For each of the fiscal years 2015, 2014 and 2013, approximately 19% of our consolidated net sales were made in currencies other than the U.S. dollar. For the three months ended December 31, 2015, consolidated net sales are inclusive of an approximately $22.1 million net negative impact from changes in foreign currency exchange rates and other comprehensive income (loss) reflects approximately $10.2 million in foreign currency translation adjustments, net of tax. For the three months ended December 31, 2015, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.8% in the three months ended December 31, 2015 and would have impacted our consolidated total assets by approximately 2.4% at December 31, 2015.

Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. As more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, the Company uses from time to time foreign exchange contracts to mitigate its remaining exposure to changes in foreign currency exchange rates. There have been no material changes to the aggregate notional amount of foreign exchange contracts held by the Company since September 30, 2015. At December 31, 2015, the aggregate net fair value of all foreign exchange contracts was $0.3 million, consisting of contracts in an asset position of approximately $0.4 million and contracts in a liability position of approximately $0.1 million.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net gains of $1.0 million and $1.5 million for the three months ended December 31, 2015 and 2014, respectively, in connection with all of the Company’s foreign currency derivatives instruments, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. There where no borrowing under the ABL facility outstanding at December 31, 2015 and the Company held no interest rate swaps or similar derivative instruments.

We have no exposure to interest rate fluctuations in connection with our senior notes due 2022, 2023 and 2025, as the interest rates on such debt instruments are fixed.

Credit risk

We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings.

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at December 31, 2015.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2015, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in such Annual Report and herein are not the only risks facing our company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended December 31, 2015:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2015	4,700	$24.16	4,700	$772,327,722
November 1 through November 30, 2015	471,800	25.97	471,800	760,073,963
December 1 through December 31, 2015	1,903,599	26.27	1,903,599	710,073,982
Total this quarter	2,380,099	$26.20	2,380,099	$710,073,982

(1)          The table above does not include 21,333 shares of the Company’s common stock surrendered by grantees during the three months ended December 31, 2015 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

(2)          In August 2014, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock over a period of approximately three years (the ‘‘2014 Share Repurchase Program’’). The 2014 Share Repurchase Program expires on September 30, 2017.

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

(a)         Not applicable

(b)         Not applicable

Item 6. Exhibits.

Exhibit No.	Description
3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Sixth Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated July 30, 2015, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2015

4.1

Third Supplemental Indenture, dated as of December 3, 2015, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2015

10.1	2016 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Supply, Inc. Amended and Restated 2010 Omnibus Incentive Plan*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Christian A. Brickman*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Mark J. Flaherty*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: February 4, 2016

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer