Form 10-Q
period 2016-03-31
Sally Beauty Holdings, Inc.
filed 2016-05-05
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2016

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

As of April 29, 2016, there were 146,314,383 shares of the issuer’s common stock outstanding.

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

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks and uncertainties related to:

•             anticipating and effectively responding to changes in consumer and professional stylist preferences and buying trends in a timely manner;

•             the success of our strategic initiatives, including our store refresh program and increased marketing efforts, to enhance the customer experience, attract new customers, drive brand awareness and improve customer loyalty;

•             the highly competitive nature of, and the increasing consolidation of, the beauty products distribution industry;

•             the timing and acceptance of new product introductions;

•             shifts in product mix sold during any period;

•             potential fluctuation in our same store sales and quarterly financial performance;

•             our dependence upon manufacturers who may be unwilling or unable to continue to supply products to us;

•             our dependence upon manufacturers who have developed or could develop their own distribution businesses which compete directly with ours;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of March 31, 2016 and September 30, 2015, and the consolidated statements of earnings and consolidated statements of comprehensive income for the three and six months ended March 31, 2016 and 2015, and consolidated statements of cash flows for the six months ended March 31, 2016 and 2015 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net sales	$980,067	$937,755	$1,978,099	$1,902,222
Cost of products sold and distribution expenses	492,593	470,303	996,576	961,001
Gross profit	487,474	467,452	981,523	941,221
Selling, general and administrative expenses	341,311	317,456	681,039	654,410
Depreciation and amortization	23,705	20,989	47,091	41,567
Operating earnings	122,458	129,007	253,393	245,244
Interest expense	26,971	29,228	90,914	58,469
Earnings before provision for income taxes	95,487	99,779	162,479	186,775
Provision for income taxes	35,328	38,244	60,077	70,331
Net earnings	$60,159	$61,535	$102,402	$116,444

Earnings per share:
Basic	$0.41	$0.39	$0.69	$0.74
Diluted	$0.41	$0.39	$0.68	$0.73

Weighted average shares:
Basic	146,447	157,504	148,628	156,797
Diluted	148,360	159,620	150,353	158,845

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net earnings	$60,159	$61,535	$102,402	$116,444
Other comprehensive income (loss):
Foreign currency translation adjustments	8,149	(29,858)	(2,072)	(47,159)
Total other comprehensive income (loss), before tax	8,149	(29,858)	(2,072)	(47,159)
Income taxes related to other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	8,149	(29,858)	(2,072)	(47,159)
Total comprehensive income	$68,308	$31,677	$100,330	$69,285

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	March 31, 2016	September 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,548	$140,038
Trade accounts receivable, less allowance for doubtful accounts of $1,274 at March 31, 2016 and $1,162 at September 30, 2015	46,409	48,602
Accounts receivable, other	34,530	42,490
Inventory	901,249	885,214
Other current assets	39,885	37,049
Deferred income tax assets, net	33,772	33,709
Total current assets	1,144,393	1,187,102
Property and equipment, net of accumulated depreciation of $454,170 at March 31, 2016 and $428,501 at September 30, 2015	293,445	270,847
Goodwill	523,486	524,369
Intangible assets, excluding goodwill, net of accumulated amortization of $104,803 at March 31, 2016 and $97,897 at September 30, 2015	93,777	98,848
Other assets	14,249	13,185
Total assets	$2,069,350	$2,094,351
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$749	$755
Accounts payable	287,040	275,917
Accrued liabilities	208,598	208,717
Income taxes payable	4,622	6,310
Total current liabilities	501,009	491,699
Long-term debt	1,782,530	1,786,839
Other liabilities	25,472	27,734
Deferred income tax liabilities, net	101,771	85,900
Total liabilities	2,410,782	2,392,172
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 146,275 and 151,898 shares issued and 145,854 and 151,452 shares outstanding at March 31, 2016 and September 30, 2015, respectively	1,458	1,515
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(263,113)	(218,670)
Treasury stock, 121 shares, at cost	—	(2,961)
Accumulated other comprehensive loss, net of tax	(79,777)	(77,705)
Total stockholders’ deficit	(341,432)	(297,821)
Total liabilities and stockholders’ deficit	$2,069,350	$2,094,351

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net earnings	$102,402	$116,444
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,091	41,567
Share-based compensation expense	7,173	10,600
Amortization of deferred financing costs	1,679	1,897
Excess tax benefit from share-based compensation	(1,029)	(22,567)
Loss on extinguishment of debt	33,296	—
Deferred income taxes	14,441	9,081
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	2,172	3,165
Accounts receivable, other	7,769	10,578
Inventory	(17,048)	(31,541)
Other current assets	(2,856)	16,494
Other assets	(176)	(208)
Accounts payable and accrued liabilities	19,812	19,164
Income taxes payable	(352)	(615)
Other liabilities	(2,166)	393
Net cash provided by operating activities	212,208	174,452
Cash Flows from Investing Activities:
Capital expenditures	(73,650)	(37,337)
Proceeds from disposal of property and equipment	1,740	—
Acquisitions, net of cash acquired	(2,250)	(2,028)
Net cash used by investing activities	(74,160)	(39,365)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	912,000	983
Repayments of long-term debt	(938,154)	(1,396)
Repurchases of common stock	(162,367)	(67,524)
Debt issuance costs	(12,748)	—
Proceeds from exercises of stock options	10,731	51,765
Excess tax benefit from share-based compensation	1,029	22,567
Net cash (used) provided by financing activities	(189,509)	6,395
Effect of foreign exchange rate changes on cash and cash equivalents	(29)	(2,030)
Net (decrease) increase in cash and cash equivalents	(51,490)	139,452
Cash and cash equivalents, beginning of period	140,038	106,575
Cash and cash equivalents, end of period	$88,548	$246,027

Supplemental Cash Flow Information:
Interest paid (a)	$87,201	$56,339
Income taxes paid	$47,776	$46,824

(a)         For the six months ended March 31, 2016, interest paid includes $25.8 million in call premiums paid in connection with the Company’s December 2015 redemption in full of its senior notes due 2019.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or “the Company”) sell professional beauty supplies through its Sally Beauty Supply retail stores located in the U.S., Puerto Rico, Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Additionally, the Company distributes professional beauty products to salons and salon professionals through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S., Canada, the United Kingdom and certain other countries in Europe, and to franchises in the southern and southwestern regions of the U.S. and in Mexico through the operations of its subsidiary Armstrong McCall. A significant number of the Company’s products are also available through a number of Sally Beauty Supply and BSG-operated websites. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2016 and September 30, 2015, its consolidated results of operations for the three and six months ended March 31, 2016 and 2015, and consolidated cash flows for the six months ended March 31, 2016 and 2015.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the current guidance. The lease liability will be measured based on the present value of future lease payments, subject to certain conditions. The right-of-use asset will be measured based on the initial amount of the liability, plus certain initial direct costs. The new guidance will further require that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under current rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, intended to simplify various aspects of how share-based payments are recorded and presented on the financial statements. For example, the new guidance will require that all the income tax effect related to share-based payments be recorded in income tax expense. The new guidance further removes the current requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. In addition, the new standard will require that excess tax benefits and shortfalls from share-based compensation awards be reported as operating activities in the statement of cash flows. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at March 31, 2016 and September 30, 2015 (in thousands):

	As of March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (b)	$39	$—	$39	—
Total assets	$39	$—	$39	—
Liabilities
Long-term debt (c)	$1,899,604	$1,897,063	$2,541	—
Foreign exchange contracts (b)	276	—	276	—
Total liabilities	$1,899,880	$1,897,063	$2,817	—

	As of September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$46,003	$46,003	$—	—
Foreign exchange contracts (b)	322	—	322	—
Total assets	$46,325	$46,003	$322	—
Liabilities
Long-term debt (c)	$1,873,620	$1,870,750	$2,870	—
Foreign exchange contracts (b)	58	—	58	—
Total liabilities	$1,873,678	$1,870,750	$2,928	—

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

(c)          Long-term debt (including current maturities and borrowings under the ABL facility, if any) is carried in the Company’s consolidated financial statements at amortized cost of $1,808.6 million at March 31, 2016 and $1,809.4 million at September 30, 2015, less unamortized debt issuance costs of $25.3 million and $21.8 million at March 31, 2016 and September 30, 2015, respectively. The Company’s senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 10 for more information about the Company’s debt.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

During the six months ended March 31, 2016 and 2015, the Company repurchased and subsequently retired approximately 6.2 million and 2.1 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $162.4 million and $67.5 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to us recording such repurchases, we recorded the excess in accumulated deficit.

At March 31, 2016 and September 30, 2015, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $79.8 million and $77.7 million, respectively, net of income taxes of $2.3 million at both dates. Comprehensive income (loss) reflects changes in accumulated stockholders’ equity (deficit) from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company’s only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

6.  Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net earnings	$60,159	$61,535	$102,402	$116,444
Total weighted average basic shares	146,447	157,504	148,628	156,797
Dilutive securities:
Stock options and stock award programs	1,913	2,116	1,725	2,048
Total weighted average diluted shares	148,360	159,620	150,353	158,845
Earnings per share:
Basic	$0.41	$0.39	$0.69	$0.74
Diluted	$0.41	$0.39	$0.68	$0.73

At March 31, 2016 and 2015, options to purchase 66,573 shares and 33,592 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively, since these options were anti-dilutive. At March 31, 2016 and 2015, options to purchase 1,240,603 shares and 1,096,594 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share for the six months ended March 31, 2016 and 2015, respectively, since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

7.   Share-Based Payments

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements, and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Share-based compensation expense	$2,985	$2,840	$7,173	$10,600
Income tax benefit related to share-based compensation expense	$1,118	$1,077	$2,707	$3,995

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

During the six months ended March 31, 2016, the Company granted approximately 152,000 Performance Units (“target shares”) to its officers and employees. Under the terms of these awards, a grantee may earn from 0% to 200% of his or her target shares, with the ultimate settlement (and expense recognized) dependent on the Company achieving certain specified cumulative performance targets during the three-year period ending on September 30, 2018 (the “Performance Period”) and satisfaction of the employee service condition. Periodic expense for Performance Unit awards, which is estimated quarterly, is based on the Company’s projected performance during the Performance Period compared to the performance targets contained in the award.  As such, for the six months ended March 31, 2016, the Company has estimated and recognized compensation expense at 100% of the performance targets as it believes achievement of the performance targets is probable. To date, the Company has only granted Performance Units subject to the Company’s achievement of two performance targets: consolidated sales growth (as defined in the award documents) and return on invested capital (as defined in the award documents), in addition to service conditions. For the awards issued during the six months ended March 31, 2016, 40% of the award is contingent on achieving the consolidated sales growth target and 60% is contingent on achieving the return on invested capital target.

The following table presents a summary of the activity for the Company’s Performance Unit awards for the six months ended March 31, 2016:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2015	—	$—	—
Granted	152	23.45
Vested	—	—
Forfeited	(4)	23.45
Unvested at March 31, 2016	148	$23.45	2.5

At March 31, 2016, unrecognized compensation costs related to unvested performance unit awards are approximately $2.8 million and are expected to be recognized over the weighted average period of 2.5 years.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The Company granted approximately 1.5 million and 1.2 million service-based stock options and approximately 40,000 and 219,000 service-based restricted share awards to its employees during the six months ended March 31, 2016 and 2015, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $1.3 million and $4.8 million in the six months ended March 31, 2016 and 2015, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the 2010 Plan. In addition, the Company granted approximately 27,000 and 20,000 service-based restricted stock units to its non-employee directors during the six months ended March 31, 2016 and 2015, respectively.

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

The following table presents a summary of the activity for the Company’s service-based stock option awards for the six months ended March 31, 2016:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2015	5,316	$21.89	6.8	$19,255
Granted	1,486	23.65
Exercised	(634)	16.93
Forfeited or expired	(75)	26.68
Outstanding at March 31, 2016	6,093	$22.78	6.6	$58,499

Exercisable at March 31, 2016	2,792	$19.55	5.1	$35,830

The following table summarizes additional information about service-based stock options outstanding at March 31, 2016 under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number of Options Exercisable (in Thousands)	Weighted Average Exercise Price
$5.24 – 19.99	1,404	4.1	$13.38	1,404	$13.38
$20.00–31.58	4,689	7.3	25.59	1,388	25.79
Total	6,093	6.6	$22.78	2,792	$19.55

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Six months ended March 31,
	2016	2015
Expected life (in years)	5.0	5.0
Expected volatility for the Company’s common stock	27.2%	30.9%
Risk-free interest rate	1.5%	1.6%
Dividend yield	0.0%	0.0%

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

The weighted average fair value at the date of grant of the stock options issued by the Company in the six months ended March 31, 2016 and 2015 was $6.32 and $8.78 per option, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2016 was $13.0 million. The cash proceeds from these option exercises were $10.7 million and the tax benefit realized from these option exercises was $2.7 million.

At March 31, 2016, unrecognized compensation costs related to unvested stock option awards are approximately $13.7 million and are expected to be recognized over the weighted average period of 2.1 years.

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

The following table presents a summary of the activity for the Company’s service-based restricted stock awards for the six months ended March 31, 2016:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2015	446	$25.82	2.8
Granted	40	25.35
Vested	(61)	16.96
Forfeited	(4)	29.58
Unvested at March 31, 2016	421	$27.03	2.3

At March 31, 2016, unrecognized compensation costs related to unvested restricted stock awards are approximately $4.4 million and are expected to be recognized over the weighted average period of 2.3 years.

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

The following table presents a summary of the activity for the Company’s service-based RSUs for the six months ended March 31, 2016:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2015	—	$—	—
Granted	27	23.99
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2016	27	$23.99	0.5

At March 31, 2016, unrecognized compensation costs related to unvested RSUs are approximately $0.4 million and are expected to be recognized over the weighted average period of 0.5 years.

8. Goodwill and Intangible Assets

During the three months ended March 31, 2016, the Company completed its annual assessment for impairment of goodwill and no impairment losses were recognized in the current or prior periods presented in connection with the Company’s goodwill.

During the three months ended March 31, 2016, the Company also completed its annual assessment for impairment of intangible assets, other than goodwill, including indefinite-lived intangible assets. There were no material impairment losses recognized in the current or prior periods presented in connection with the Company’s intangible assets.

For the three months ended March 31, 2016 and 2015, amortization expense was $3.4 million and $3.6 million, respectively, and for the six months ended March 31, 2016 and 2015, amortization expense was $6.8 million and $7.1 million, respectively.

9.   Commitments and Contingencies

In the fiscal year ended September 30, 2014, the Company disclosed that it had experienced a data security incident (the “2014 data security incident”). In May 2015, the Company disclosed that it had experienced a second data security incident (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe, may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred to date in connection with the data security incidents primarily include professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents.

The Company expects to incur additional costs and expenses related to the data security incidents in the future. These costs may result from liabilities related to claims by payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. For the six months ended March 31, 2016 and 2015, selling, general and administrative expenses reflect expenses of $1.2 million and $1.8 million, respectively, relating to the data security incidents. In addition, at March 31, 2016 the Company had an accrued liability of approximately $2.9 million related to loss contingencies associated with the 2014 data security incident. As of March 31, 2016, the scope of these additional costs, or a range thereof, cannot be reasonably estimated. While we do not anticipate these additional costs or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs could be significant.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

10.   Short-term Borrowings and Long-term Debt

Details of long-term debt as of March 31, 2016 and September 30, 2015 are as follows (dollars in thousands):

	March 31, 2016	September 30, 2015	Interest Rates(a)
ABL facility(b)	$—	$—	(i) Prime plus (0.50% to 0.75)% or;
			(ii) LIBOR(b) plus (1.50% to 1.75)%
Senior notes due Nov. 2019	—	750,000	6.875%
Senior notes due Jun. 2022	850,000	850,000	5.750%
Senior notes due Nov. 2023	200,000	200,000	5.500%
Senior notes due Dec. 2025	750,000	—	5.625%
Total	$1,800,000	$1,800,000
Plus: capital lease obligations	2,541	2,870
Less: unamortized debt issuance costs and premium, net(c)	19,262	15,276
Total debt	$1,783,279	$1,787,594
Less: current maturities	749	755
Total long-term debt	$1,782,530	$1,786,839

(a)         Interest rates shown represent the coupon or contractual rate or rates related to each debt instrument listed.

(b)         When used in this Quarterly Report, LIBOR means the London Interbank Offered Rate. At March 31, 2016 and September 30, 2015, unamortized debt issuance costs of $2.0 million and $2.4 million, respectively, related to the ABL facility are reported in other assets in the Company’s consolidated balance sheets.

(c)          Amounts are net of unamortized premium of $6.0 million and $6.5 million as of March 31, 2016 and September 30, 2015, respectively, related to certain notes with an aggregate principal amount of $150.0 million.

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

At March 31, 2016, there were no borrowings outstanding under the ABL facility and the Company had $478.4 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility), together with general intangibles and certain other personal property of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) relating to the accounts and inventory, as well as deposit accounts of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

In the fiscal year 2012, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both indirectly wholly-owned subsidiaries of the Company issued $750.0 million aggregate principal amount of their 6.875% Senior Notes due 2019 (the “senior notes due 2019”) and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the “senior notes due 2022”), including $150.0 million of the aggregate principal amount of the senior notes due 2022 issued at par plus a

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

premium.  Such premium is being amortized over the term of the notes using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million (substantially all of which was incurred in 2006 in connection with our separation from Alberto-Culver) and for general corporate purposes. As further discussed below, in December 2015, the Company redeemed in full the senior notes due 2019 at a redemption premium equal to 103.438% primarily with the net proceeds from the issuance of the 5.625% Senior Notes due 2025 (the “senior notes due 2025”), as discussed below.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Maturities of the Company’s long-term debt are as follows as of March 31, 2016 (in thousands):

Twelve months ending March 31:
2017-2021	$—
Thereafter	1,800,000
$1,800,000
Plus: capital lease obligations	2,541
Less: unamortized debt issuance costs and premium, net	19,262
Less: current maturities	749
Total long-term debt	$1,782,530

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At March 31, 2016, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2022, 2023 and 2025 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At March 31, 2016, the Company’s Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2022, 2023 and 2025 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006 (for the senior notes due 2022 the senior notes due and 2023) or since October 1, 2015 (for the senior notes due 2025), plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes plus (v) $350 million (for the senior notes due 2025). Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At March 31, 2016, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of March 31, 2016, the Consolidated Fixed Charge Coverage Ratio was approximately 3.1 to 1.0.

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

The ABL facility and the indentures governing the senior notes due 2022, 2023 and 2025 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of March 31, 2016, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At March 31, 2016, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivative instruments in connection therewith.

As of March 31, 2016, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

The Company may use from time to time derivative instruments designated as hedges to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate. The Company did not purchase or hold any such derivatives at March 31, 2016.

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

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. As such, at March 31, 2016, we hold foreign currency forwards which enable us to sell approximately €6.4 million ($7.3 million, at the March 31, 2016 exchange rate) at the weighted average contractual exchange rate of 1.1274. The foreign currency forwards discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2016.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at March 31, 2016, we hold: (a) a foreign currency forward which enables us to sell approximately €22.6 million ($25.8 million, at the March 31, 2016 exchange rate) at the contractual exchange rate of 1.1330, (b) a foreign currency forward which enables us to sell approximately $6.8 million Canadian dollars ($5.2 million, at the March 31, 2016 exchange rate) at the contractual exchange rate of 1.2978, (c) foreign currency forwards which enable us to buy approximately $8.3 million Canadian dollars ($6.4 million, at the March 31, 2016 exchange rate) at the weighted average contractual exchange rate of 1.3053, (d) a foreign currency forward which enables us to sell approximately 19.2 million Mexican pesos ($1.1 million, at the March 31, 2016 exchange rate) at the contractual exchange rate of 17.2905, (e) a foreign currency forward which enables us to buy approximately £9.7 million ($13.9 million, at the March 31, 2016 exchange rate) at the contractual exchange rate of 1.4391 and (f) a foreign currency forward which enables us to sell approximately £1.0 million ($1.4 million, at the March 31, 2016 exchange rate) at the contractual exchange rate of 1.4393. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the preceding paragraph) and expire on or before June 30, 2016.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses reflect a net loss of $1.6 million and a net gain of $3.4 million for the three months ended March 31, 2016 and 2015, respectively, and, for the six months ended March 31, 2016 and 2015, a net loss of $0.6 million and a net gain of $5.0 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of March 31, 2016 and September 30, 2015 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	March 31, 2016	September 30, 2015	Classification	March 31, 2016	September 30, 2015
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$39	$322	Accrued liabilities	$276	$58
		$39	$322		$276	$58

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the three months ended March 31, 2016 and 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

Derivatives Not Designated as Hedging Instruments	Classification of Gain or (Loss) Recognized into Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2016	2015
Foreign exchange contracts	Selling, general and administrative expenses	$(1,640)	$3,447

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the six months ended March 31, 2016 and 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

Derivatives Not Designated as Hedging Instruments	Classification of Gain or (Loss) Recognized into Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Six Months Ended March 31,
		2016	2015
Foreign exchange contracts	Selling, general and administrative expenses	$(599)	$4,952

Credit-risk-related Contingent Features

At March 31, 2016, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was $0.3 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Sales between segments, which were eliminated in consolidation, were not material during the three and six months ended March 31, 2016 and 2015.

Segment data for the three and six months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net sales:
Sally Beauty Supply	$587,622	$572,110	$1,183,588	$1,158,629
BSG	392,445	365,645	794,511	743,593
Total	$980,067	$937,755	$1,978,099	$1,902,222
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$101,975	$106,089	$208,052	$207,268
BSG	61,404	55,607	127,284	112,197
Segment operating profit	163,379	161,696	335,336	319,465
Unallocated expenses (a)	(37,936)	(29,849)	(74,770)	(63,621)
Share-based compensation expense	(2,985)	(2,840)	(7,173)	(10,600)
Interest expense (b)	(26,971)	(29,228)	(90,914)	(58,469)
Earnings before provision for income taxes	$95,487	$99,779	$162,479	$186,775

(a)       Unallocated expenses consist of corporate and shared costs.

(b)       For the six months ended March 31, 2016, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company’s December 2015 redemption of its senior notes due 2019.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

13.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2016 and September 30, 2015, and the related condensed consolidating statements of earnings and condensed consolidating statements of comprehensive income for the three and six months ended March 31, 2016 and 2015, and condensed consolidating statements of cash flows for the six months ended March 31, 2016 and 2015: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$—	$55,215	$33,333	$—	$88,548
Trade and other accounts receivable, less allowance for doubtful accounts	5	—	53,439	27,495	—	80,939
Due from affiliates	—	—	1,861,024	22	(1,861,046)	—
Inventory	—	—	693,603	207,646	—	901,249
Other current assets	2,877	165	18,016	18,827	—	39,885
Deferred income tax assets	—	11	30,565	3,196	—	33,772
Property and equipment, net	3	—	217,973	75,469	—	293,445
Investment in subsidiaries	766,785	3,258,559	364,153	—	(4,389,497)	—
Goodwill and other intangible assets, net	—	—	464,679	152,584	—	617,263
Other assets	1,463	2,516	(6,701)	16,971	—	14,249
Total assets	$771,133	$3,261,251	$3,751,966	$535,543	$(6,250,543)	$2,069,350

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$—	$—	$229,080	$57,960	$—	$287,040
Due to affiliates	1,108,798	676,804	22	75,422	(1,861,046)	—
Accrued liabilities	769	35,249	144,302	28,278	—	208,598
Income taxes payable	2,998	1,476	—	148	—	4,622
Long-term debt	—	1,780,738	63	2,478	—	1,783,279
Other liabilities	—	—	22,539	2,933	—	25,472
Deferred income tax liabilities	—	199	97,401	4,171	—	101,771
Total liabilities	1,112,565	2,494,466	493,407	171,390	(1,861,046)	2,410,782
Total stockholders’ (deficit) equity	(341,432)	766,785	3,258,559	364,153	(4,389,497)	(341,432)
Total liabilities and stockholders’ (deficit) equity	$771,133	$3,261,251	$3,751,966	$535,543	$(6,250,543)	$2,069,350

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended March 31, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$809,735	$170,332	$—	$980,067
Related party sales	—	—	615	—	(615)	—
Cost of products sold and distribution expenses	—	—	401,517	91,691	(615)	492,593
Gross profit	—	—	408,833	78,641	—	487,474
Selling, general and administrative expenses	2,849	103	268,880	69,479	—	341,311
Depreciation and amortization	1	—	18,003	5,701	—	23,705
Operating earnings (loss)	(2,850)	(103)	121,950	3,461	—	122,458
Interest expense	—	26,947	2	22	—	26,971
Earnings (loss) before provision for income taxes	(2,850)	(27,050)	121,948	3,439	—	95,487
Provision (benefit) for income taxes	(1,107)	(10,506)	45,059	1,882	—	35,328
Equity in earnings of subsidiaries, net of tax	61,902	78,446	1,557	—	(141,905)	—
Net earnings	60,159	61,902	78,446	1,557	(141,905)	60,159

Other comprehensive income (loss), net of tax	—	—	—	8,149	—	8,149
Total comprehensive income (loss)	$60,159	$61,902	$78,446	$9,706	$(141,905)	$68,308

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Six Months Ended March 31, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$1,615,928	$362,171	$—	$1,978,099
Related party sales	—	—	1,382	—	(1,382)	—
Cost of products sold and distribution expenses	—	—	801,959	195,999	(1,382)	996,576
Gross profit	—	—	815,351	166,172	—	981,523
Selling, general and administrative expenses	5,576	170	536,067	139,226	—	681,039
Depreciation and amortization	1	—	35,651	11,439	—	47,091
Operating earnings (loss)	(5,577)	(170)	243,633	15,507	—	253,393
Interest expense	—	90,866	4	44	—	90,914
Earnings (loss) before provision for income taxes	(5,577)	(91,036)	243,629	15,463	—	162,479
Provision (benefit) for income taxes	(2,166)	(35,359)	91,823	5,779	—	60,077
Equity in earnings of subsidiaries, net of tax	105,813	161,490	9,684	—	(276,987)	—
Net earnings	102,402	105,813	161,490	9,684	(276,987)	102,402

Other comprehensive income (loss), net of tax	—	—	—	(2,072)	—	(2,072)
Total comprehensive income (loss)	$102,402	$105,813	$161,490	$7,612	$(276,987)	$100,330

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended March 31, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$150,609	$(7,470)	$59,202	$9,867	$—	$212,208
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	(2)	—	(60,542)	(11,366)	—	(71,910)
Acquisitions, net of cash acquired	—	—	(2,250)	—	—	(2,250)
Net cash used by investing activities	(2)	—	(62,792)	(11,366)	—	(74,160)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	912,000	—	—	—	912,000
Repayments of long-term debt	—	(937,785)	(46)	(323)	—	(938,154)
Repurchases of common stock	(162,367)	—	—	—	—	(162,367)
Debt issuance costs	—	(12,748)	—	—	—	(12,748)
Proceeds from exercises of stock options	10,731	—	—	—	—	10,731
Excess tax benefit from share-based compensation	1,029	—	—	—	—	1,029
Net cash used by financing activities	(150,607)	(38,533)	(46)	(323)	—	(189,509)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(29)	—	(29)
Net (decrease) increase in cash and cash equivalents	—	(46,003)	(3,636)	(1,851)	—	(51,490)
Cash and cash equivalents, beginning of period	—	46,003	58,851	35,184	—	140,038
Cash and cash equivalents, end of period	$—	$—	$55,215	$33,333	$—	$88,548

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

Highlights of the Six Months ended March 31, 2016:

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased 3.9% for the six months ended March 31, 2016, compared to 2.5% for the six months ended March 31, 2015;

•                  Our consolidated net sales for the six months ended March 31, 2016, increased by $75.9 million, or 4.0%, to $1,978.1 million compared to $1,902.2 million for the six months ended March 31, 2015;

•                  Our consolidated gross profit for the six months ended March 31, 2016, increased by $40.3 million, or 4.3%, to $981.5 million compared to $941.2 million for the six months ended March 31, 2015. As a percentage of net sales, gross profit was 49.6% for the six months ended March 31, 2016, compared to 49.5% for the six months ended March 31, 2015;

•                  Our consolidated operating earnings for the six months ended March 31, 2016, increased by $8.1 million, or 3.3%, to $253.4 million compared to $245.2 million for the six months ended March 31, 2015. As a percentage of net sales, operating earnings decreased by 10 basis points to 12.8% for the six months ended March 31, 2016, compared to 12.9% for the six months ended March 31, 2015;

•                  Our consolidated net earnings decreased by $14.0 million, or 12.1%, to $102.4 million for the six months ended March 31, 2016, compared to $116.4 million for the six months ended March 31, 2015. As a percentage of net sales, net earnings decreased by 90 basis points to 5.2% for the six months ended March 31, 2016, compared to 6.1% for the six months ended March 31, 2015;

•                  Cash provided by operations was $212.2 million for the six months ended March 31, 2016, compared to $174.5 million for the six months ended March 31, 2015;

•                  During the six months ended March 31, 2016, the Company redeemed in full its 6.875% senior notes due 2019 primarily with the net proceeds from its December 2015 issuance of $750.0 principal amount of its 5.625% senior notes due 2025. For the six months ended March 31, 2016, the Company recorded a loss on extinguishment of debt of $33.3 million in connection therewith; and

•                  During the six months ended March 31, 2016, we repurchased and subsequently retired approximately 6.2 million shares of our common stock under the share repurchase program approved by our Board of Directors in August 2014, at an aggregate cost of approximately $162.4 million.

Overview

Description of Business

At March 31, 2016, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. We believe the Company is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of March 31, 2016, through Sally Beauty Supply and BSG, we had a multi-channel platform of 4,862 company-operated stores and supplied 182 franchised stores primarily in North America and selected South American and European countries. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the six months ended March 31, 2016, our consolidated net sales and operating earnings were $1,978.1 million and $253.4 million, respectively.

As of March 31, 2016, Sally Beauty Supply operated 3,714 company-operated retail stores, 2,897 of which are located in the U.S., with the remaining 817 company-operated stores located in Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 18 franchised stores located in the United Kingdom, Belgium and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands, such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the six months ended March 31, 2016, Sally Beauty Supply’s net sales and segment operating profit were $1,183.6 million and $208.1 million, respectively, representing 60% and 62% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of March 31, 2016, BSG had 1,148 company-operated stores, supplied 164 franchised stores and had a sales force of approximately 944 professional distributor sales consultants selling exclusively to salons and salon professionals in the U.S., and in Canada, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of beauty products featuring an average of 9,000 SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon industry. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. BSG is also the exclusive source for certain well-known third-party branded products pursuant to exclusive distribution agreements with certain suppliers within specified geographic territories. For the six months ended March 31, 2016, BSG’s net sales and segment operating profit were $794.5 million and $127.3 million, respectively, representing 40% and 38% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses.

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

During the six months ended March 31, 2016 and 2015, the Company repurchased and subsequently retired approximately 6.2 million and 2.1 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $162.4 million and $67.5 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to us recording such repurchases, we recorded the excess in accumulated deficit.

As of March 31, 2016, we had approximately $610.1 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II — Other Information, of this Quarterly Report for additional information about the Company’s share repurchases.

Data Security Incidents

In the fiscal year ended September 30, 2014, we disclosed that we had experienced a data security incident (the “2014 data security incident”). In May 2015, we disclosed that we had experienced a second data security incident (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe, may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred to date in connection with the data security incidents primarily include professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents. For the six months ended March 31, 2016 and 2015, selling, general and administrative expenses reflect expenses of $1.2 million and $1.8 million, respectively, relating to the data security incidents.

We expect to incur additional costs and expenses related to the data security incidents in future periods. These costs may result from liabilities related to claims by payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of March 31, 2016, the scope of these additional costs, or a range thereof, cannot be reasonably estimated and, while we do not anticipate these additional costs or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs could be significant. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems,” “Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results” and “We have experienced data security incidents and are not yet able to determine the full extent or scope of the potential liabilities relating to these data security incidents” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. As such, at March 31, 2016, we hold foreign currency forwards which enable us to sell approximately €6.4 million ($7.3 million, at the March 31, 2016 exchange rate) at the weighted average contractual exchange rate of 1.1274. The foreign currency forwards discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2016.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at March 31, 2016, we hold: (a) a foreign currency forward which enables us to sell approximately €22.6 million ($25.8 million, at the March 31, 2016 exchange rate) at the contractual exchange rate of 1.1330, (b) a foreign currency forward which enables us to sell approximately $6.8 million Canadian dollars ($5.2 million, at the March 31, 2016 exchange rate) at the contractual exchange rate of 1.2978, (c) foreign currency forwards which enable us to buy approximately $8.3 million Canadian dollars ($6.4 million, at the March 31, 2016 exchange rate) at the weighted average contractual exchange rate of 1.3053, (d) a foreign currency forward which enables us to sell approximately 19.2 million Mexican pesos ($1.1 million, at the March 31, 2016 exchange rate) at the contractual exchange rate of 17.2905, (e) a foreign currency forward which enables us to buy approximately £9.7 million ($13.9 million, at the March 31, 2016 exchange rate) at the contractual exchange rate of 1.4391 and (f) a foreign currency forward which enables us to sell approximately £1.0 million ($1.4 million, at the March 31, 2016 exchange rate) at the contractual exchange rate of 1.4393. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the preceding paragraph) and expire on or before June 30, 2016.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the six months ended March 31, 2016 and 2015, selling, general and administrative expenses include a net loss of $0.6 million and a net gain of $5.0 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments. Please see “Item 3 — Quantitative and Qualitative Disclosures about

Market Risk—Foreign currency exchange rate risk” contained in this Quarterly Report on Form 10-Q and Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for additional information about the Company’s foreign currency derivative instruments.

Share-Based Compensation Awards

The Company granted approximately 1.5 million and 1.2 million service-based stock options and approximately 40,000 and 219,000 service-based restricted share awards to its employees during the six months ended March 31, 2016 and 2015, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $1.3 million and $4.8 million in the six months ended March 31, 2016 and 2015, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the “2010 Plan”). The Company also granted approximately 27,000 and 20,000 service-based restricted stock units to its non-employee directors during the six months ended March 31, 2016 and 2015, respectively.

In addition, during the six months ended March 31, 2016 the Company granted approximately 152,000 Performance-Based Units (“Performance Unit” or “Performance Units”) to its officers and employees under the 2010 Plan. Under the terms of the Performance Unit award, a grantee may earn from 0% to 200% of his or her target shares, with the ultimate settlement (and the expense recognized) dependent on the Company achieving certain specified cumulative performance targets during the three-year period ending on September 30, 2018 (the “Performance Period”) and satisfaction of the employee service condition. Periodic expense for Performance Unit awards, which is estimated quarterly, is based on the Company’s projected performance during the Performance Period compared to the performance targets contained in the award. Please see Note 7 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the Company’s Performance Unit awards.

For the six months ended March 31, 2016 and 2015, share-based compensation costs charged against earnings and included in selling, general and administrative expenses for all share-based compensation arrangements were $7.2 million and $10.6 million, respectively.

Non-recurring Items

During the six months ended March 31, 2016, the Company redeemed in full its 6.875% senior notes due 2019 primarily with the net proceeds from its December 2015 issuance of $750.0 principal amount of its 5.625% senior notes due 2025. For the six months ended March 31, 2016, the Company recorded a loss on extinguishment of debt of $33.3 million, including a call premium of $25.8 million and unamortized debt issuance costs of $7.5 million expensed, in connection therewith.

Results of Operations

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net sales	$980,067	$937,755	$1,978,099	$1,902,222
Cost of products sold and distribution expenses	492,593	470,303	996,576	961,001
Gross profit	487,474	467,452	981,523	941,221
Total other operating costs and expenses	365,016	338,445	728,130	695,977
Operating earnings	122,458	129,007	253,393	245,244
Interest expense	26,971	29,228	90,914	58,469
Earnings before provision for income taxes	95,487	99,779	162,479	186,775
Provision for income taxes	35,328	38,244	60,077	70,331
Net earnings	$60,159	$61,535	$102,402	$116,444

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2016 and 2015, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	50.3%	50.2%	50.4%	50.5%
Gross profit	49.7%	49.8%	49.6%	49.5%
Total other operating costs and expenses	37.2%	36.0%	36.8%	36.6%
Operating earnings	12.5%	13.8%	12.8%	12.9%
Interest expense	2.8%	3.2%	4.6%	3.1%
Earnings before provision for income taxes	9.7%	10.6%	8.2%	9.8%
Provision for income taxes	3.6%	4.0%	3.0%	3.7%
Net earnings	6.1%	6.6%	5.2%	6.1%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net sales:
Sally Beauty Supply	$587,622	$572,110	$1,183,588	$1,158,629
BSG	392,445	365,645	794,511	743,593
Consolidated	$980,067	$937,755	$1,978,099	$1,902,222
Gross profit	$487,474	$467,452	$981,523	$941,221
Gross profit margin	49.7%	49.8%	49.6%	49.5%
Selling, general and administrative expenses	$341,311	$317,456	$681,039	$654,410
Depreciation and amortization	$23,705	$20,989	$47,091	$41,567
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$101,975	$106,089	$208,052	$207,268
BSG	61,404	55,607	127,284	112,197
Segment operating profit	163,379	161,696	335,336	319,465
Unallocated expenses (a)	(37,936)	(29,849)	(74,770)	(63,621)
Share-based compensation expense	(2,985)	(2,840)	(7,173)	(10,600)
Operating earnings	122,458	129,007	253,393	245,244
Interest expense (b)	(26,971)	(29,228)	(90,914)	(58,469)
Earnings before provision for income taxes	$95,487	$99,779	$162,479	$186,775
Segment operating profit margin:
Sally Beauty Supply	17.4%	18.5%	17.6%	17.9%
BSG	15.6%	15.2%	16.0%	15.1%
Consolidated operating profit margin	12.5%	13.8%	12.8%	12.9%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			3,732	3,631
BSG			1,312	1,278
Consolidated			5,044	4,909
Same store sales growth (c)
Sally Beauty Supply	2.3%	1.4%	2.4%	1.5%
BSG	7.7%	5.9%	7.4%	4.9%
Consolidated	4.0%	2.8%	3.9%	2.5%

(a)         Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings.

(b)         For the six months ended March 31, 2016, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company’s December 2015 redemption of its senior notes due 2019.

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

The Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
Net sales:
Sally Beauty Supply	$587,622	$572,110	$15,512	2.7%
BSG	392,445	365,645	26,800	7.3%
Consolidated net sales	$980,067	$937,755	$42,312	4.5%

Gross profit:
Sally Beauty Supply	$325,104	$316,501	$8,603	2.7%
BSG	162,370	150,951	11,419	7.6%
Consolidated gross profit	$487,474	$467,452	$20,022	4.3%

Gross profit margin:
Sally Beauty Supply	55.3%	55.3%	0.0%
BSG	41.4%	41.3%	0.1%
Consolidated gross profit margin	49.7%	49.8%	(0.1)%

Net Sales

Consolidated net sales increased by $42.3 million, or 4.5%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $38.6 million, or 4.1%, and sales through our BSG distributor sales consultants contributed an increase in segment net sales of approximately $6.0 million, or 0.6% compared to the three months ended March 31, 2015. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $2.3 million, or 0.2%, compared to the three months ended March 31, 2015. Consolidated net sales for the three months ended March 31, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of $12.3 million, including the impact of a stronger U.S. dollar in the three months ended March 31, 2016.

For the three months ended March 31, 2016, consolidated net sales reflect a 4.0% same store sales growth rate compared to 2.8% for the three months ended March 31, 2015. For the three months ended March 31, 2016, our consolidated same store sales growth rate was positively impacted by increases in average unit prices in both operating segments, as well as improved customer traffic in our BSG segment in the U.S., as more fully discussed below.

The $42.3 million increase in consolidated net sales reflects, in our Sally Beauty Supply segment, increases in average unit prices resulting primarily from selective price increases in certain geographical areas of the U.S. and, in our BSG segment, increases in unit volume (including increases in sales at existing stores and the incremental sales from 36 BSG company-operated stores opened or acquired during the last twelve months) and increases in average unit prices (resulting from changes in product mix), as more fully discussed below.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $15.5 million, or 2.7%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $20.5 million, or 3.6%. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a net decrease in sales of approximately $5.0 million, or 0.9%, compared to the three months ended March 31, 2015. Net sales for Sally Beauty Supply for the three months ended March 31, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $9.5 million.

For the three months ended March 31, 2016, the Sally Beauty Supply segment’s net sales reflect a 2.3% same store sales growth rate compared to 1.4% for the three months ended March 31, 2015. For the three months ended March 31, 2016, the Sally Beauty Supply segment’s same store sales growth rate was positively impacted by selective price increases in certain geographical areas of the U.S. and by changes in product mix resulting from a shift in customer preferences.

The $15.5 million increase in the Sally Beauty Supply segment’s net sales reflects increases in average unit prices resulting from selective price increases in certain geographical areas of the U.S. and a change in product mix primarily resulting from the introduction of certain products with higher average unit prices in the preceding 12 months.

Beauty Systems Group.  Net sales for BSG increased by $26.8 million, or 7.3%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $18.1 million, or 5.0%, and sales through our distributor sales consultants contributed an increase in segment net sales of approximately $6.0 million, or 1.6% compared to the three months ended March 31, 2015. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months) in the aggregate contributed a net increase in sales of approximately $2.7 million, or 0.7%, compared to the three months ended March 31, 2015. Net sales for BSG for the three months ended March 31, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $2.9 million.

For the three months ended March 31, 2016, the BSG segment’s net sales reflect a 7.7% same store sales growth rate compared to 5.9% for the three months ended March 31, 2015. BSG’s segment’s same store sales growth rate was positively impacted by improved customer traffic in the U.S., compared to the three months ended March 31, 2015.

The $26.8 million increase in the BSG segment’s net sales is primarily the result of an increase in both unit volume (including increases in sales at existing stores and the incremental sales from 36 company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix, including as a result of the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

Consolidated gross profit increased by $20.0 million, or 4.3%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, principally due to higher sales volume in both business segments and improved gross profit margins in our BSG segment, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, was 49.7% for the three months ended March 31, 2016, compared to 49.8% for the three months ended March 31, 2015.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $8.6 million, or 2.7%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, principally as a result of higher sales volume. Sally Beauty Supply’s gross profit as a percentage of net sales was 55.3% for both the three months ended March 31, 2016 and 2015.

Beauty Systems Group.  BSG’s gross profit increased by $11.4 million, or 7.6%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, principally as a result of higher sales volume and improved gross profit margin. BSG’s gross profit as a percentage of net sales increased to 41.4% for the three months ended March 31, 2016, compared to 41.3% for the three months ended March 31, 2015 primarily as a result of a shift in product mix (to higher margin product) resulting from a shift in customer preferences and in sales channel mix (to higher margin store-based product sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $23.9 million, or 7.5%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This increase was attributable in part to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened or acquired in the preceding 12 months (approximately 138 net additional company-operated stores added since March 31, 2015, which represents a 2.9% increase in the number of stores). In addition, the increase reflects higher expenses related to on-going upgrades to our information technology systems (approximately $4.6 million), higher recruitment and compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $0.4 million) and higher credit card fees (approximately $0.9 million). Selling, general and administrative expenses, as a percentage of net sales, increased to 34.8% for the three months ended March 31, 2016, compared to 33.9% for the three months ended March 31, 2015.

Depreciation and Amortization

Consolidated depreciation and amortization was $23.7 million for the three months ended March 31, 2016, compared to $21.0 million for the three months ended March 31, 2015. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$101,975	$106,089	$(4,114)	(3.9)%
BSG	61,404	55,607	5,797	10.4%
Segment operating profit	163,379	161,696	1,683	1.0%
Unallocated expenses	(37,936)	(29,849)	8,087	27.1%
Share-based compensation expense	(2,985)	(2,840)	145	5.1%
Operating earnings	$122,458	$129,007	$(6,549)	(5.1)%

Consolidated operating earnings decreased by $6.5 million, or 5.1%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily as a result of higher unallocated expenses and a decrease in our Sally Beauty Supply segment’s operating profit, partially offset by an increase in our BSG segment’s operating profit, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased to 12.5% for the three months ended March 31, 2016, compared to 13.8% for the three months ended March 31, 2015. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, as more fully discussed below, as well as the slight decrease in consolidated gross profit margin described above.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $4.1 million, or 3.9%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily a result of higher operating expenses, partially offset by the increase in the segment’s net sales described above. This decrease reflects the incremental costs related to 102 net additional company-operated stores (stores opened during the past twelve months, which represents a 2.8% increase in the number of stores) operating during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, higher depreciation expense principally associated with recent store openings and remodels (approximately $2.2 million) and higher expenses related to on-going upgrades to our information technology systems (approximately $1.7 million). Segment operating earnings, as a percentage of net sales, decreased by 110 basis points to 17.4% for the three months ended March 31, 2016, compared to 18.5% for the three months ended March 31, 2015. This decrease reflects higher segment operating expenses as a percentage of the segment’s net sales, including the expense increases discussed in this paragraph.

Beauty Systems Group.  BSG’s segment operating earnings increased by $5.8 million, or 10.4%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily a result of the increase in the segment’s net sales and the improved gross profit margin described above. This increase was partially offset by the incremental costs related to 36 net additional company-operated stores (stores opened or acquired during the past twelve months, which represents a 3.2% increase in the number of stores) operating during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Segment operating earnings, as a percentage of net sales, increased by 40 basis points to 15.6% for the three months ended March 31, 2016, compared to 15.2% for the three months ended March 31, 2015. This increase reflects the slight increase in the segment’s gross profit margin described above, as well as a decrease in segment operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $8.1 million, or 27.1%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This increase was due primarily to higher corporate expenses related to on-going upgrades to our information technology systems (approximately $2.6 million), higher employee recruitment and compensation-related expenses (approximately $2.6 million), higher employee compensation-related expenses in connection with our ongoing management transition plans (approximately $0.4 million), professional fees mainly in connection with certain corporate initiatives (approximately $1.4 million) and a loss associated with impairment of an intangible asset (approximately $0.6 million).

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements increased by $0.1 million to $3.0 million for the three months ended March 31, 2016, compared to $2.8 million for the three months ended March 31, 2015. This increase was mainly due to the impact of awards during the six months ended March 31, 2016, partially offset by the impact of awards that became fully vested after March 31, 2015.

Interest Expense

Interest expense decreased to $27.0 million for the three months ended March 31, 2016, compared to $29.2 million for the three months ended March 31, 2015 principally due to the impact of our debt refinancing in December 2015. Please see Liquidity and Capital Resources below for additional information about the Company’s debt and recent debt refinancing activities.

Provision for Income Taxes

The provision for income taxes was $35.3 million and $38.2 million, and the effective income tax rate was 37.0% and 38.3%, for the three months ended March 31, 2016 and 2015, respectively. The lower effective income tax rate for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily due to an adjustment to non-deductible expenses in the current interim period.

The annual effective tax rate for the full fiscal year 2016 is currently expected to be in the range of 37.5% to 38.5%, versus a comparable actual tax rate for the full fiscal year 2015 of 37.9%.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $1.4 million, or 2.2%, to $60.2 million for the three months ended March 31, 2016, compared to $61.5 million for the three months ended March 31, 2015. Net earnings, as a percentage of net sales, were 6.1% for the three months ended March 31, 2016, compared to 6.6% for the three months ended March 31, 2015.

The Six Months Ended March 31, 2016 compared to the Six Months Ended March 31, 2015

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Six Months Ended March 31,
	2016	2015	Increase
Net sales:
Sally Beauty Supply	$1,183,588	$1,158,629	$24,959	2.2%
BSG	794,511	743,593	50,918	6.8%
Consolidated net sales	$1,978,099	$1,902,222	$75,877	4.0%

Gross profit:
Sally Beauty Supply	$653,007	$635,510	$17,497	2.8%
BSG	328,516	305,711	22,805	7.5%
Consolidated gross profit	$981,523	$941,221	$40,302	4.3%

Gross profit margin:
Sally Beauty Supply	55.2%	54.9%	0.3%
BSG	41.3%	41.1%	0.2%
Consolidated gross profit margin	49.6%	49.5%	0.1%

Net Sales

Consolidated net sales increased by $75.9 million, or 4.0%, for the six months ended March 31, 2016, compared to the six months ended March 31, 2015. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $70.9 million, or 3.7%, and sales through our BSG distributor sales consultants contributed an increase in segment net sales of approximately $11.9 million, or 0.6% compared to the six months ended March 31, 2015. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $7.0 million, or 0.4%, compared to the six months ended March 31, 2015. Consolidated net sales for the six months ended March 31, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of $34.5 million, including the impact of a stronger U.S. dollar in the six months ended March 31, 2016.

For the six months ended March 31, 2016, consolidated net sales reflect a 3.9% same store sales growth rate compared to 2.5% for the six months ended March 31, 2015. For the six months ended March 31, 2016, our consolidated same store sales growth rate was positively impacted by increases in average unit prices in both operating segments, as well as improved customer traffic in our BSG segment in the U.S., as more fully discussed below.

The $75.9 million increase in consolidated net sales reflects, in our Sally Beauty Supply segment, increases in average unit prices resulting primarily from selective price increases in certain geographical areas of the U.S. and, in our BSG segment, increases in unit volume (including increases in sales at existing stores and the incremental sales from 36 BSG company-operated stores opened or acquired during the last twelve months) and increases in average unit prices (resulting from changes in product mix), as more fully discussed below.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $25.0 million, or 2.2%, for the six months ended March 31, 2016, compared to the six months ended March 31, 2015. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $36.0 million, or 3.1%. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a net decrease in sales of approximately $11.0 million, or 1.0%, compared to the six months ended March 31, 2015. Net sales for Sally Beauty Supply for the six months ended March 31, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $26.5 million.

For the six months ended March 31, 2016, the Sally Beauty Supply segment’s net sales reflect a 2.4% same store sales growth rate compared to 1.5% for the six months ended March 31, 2015. For the six months ended March 31, 2016, the Sally Beauty Supply segment’s same store sales growth rate was positively impacted by selective price increases in certain geographical areas of the U.S. and by changes in product mix resulting from a shift in customer preferences.

The $25.0 million increase in the Sally Beauty Supply segment’s net sales reflects increases in average unit prices resulting from selective price increases in certain geographical areas of the U.S. and a change in product mix primarily resulting from the introduction of certain products with higher average unit prices in the preceding 12 months.

Beauty Systems Group.  Net sales for BSG increased by $50.9 million, or 6.8%, for the six months ended March 31, 2016, compared to the six months ended March 31, 2015. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $35.0 million, or 4.7%, and sales through our distributor sales consultants contributed an increase in segment net sales of approximately $11.9 million, or 1.6% compared to the six months ended March 31, 2015. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months) in the aggregate contributed a net increase in sales of approximately $4.0 million, or 0.5%, compared to the six months ended March 31, 2015. Net sales for BSG for the six months ended March 31, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $8.0 million.

For the six months ended March 31, 2016, the BSG segment’s net sales reflect a 7.4% same store sales growth rate compared to 4.9% for the six months ended March 31, 2015. BSG’s segment’s same store sales growth rate was positively impacted by improved customer traffic in the U.S., compared to the six months ended March 31, 2015.

The $50.9 million increase in the BSG segment’s net sales is primarily the result of an increase in both unit volume (including increases in sales at existing stores and the incremental sales from 36 company-operated stores opened or acquired during the last twelve months) and increases in average unit prices (resulting from changes in product mix, including as a result of the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

Consolidated gross profit increased by $40.3 million, or 4.3%, for the six months ended March 31, 2016, compared to the six months ended March 31, 2015, principally due to higher sales volume and improved gross profit margins in both business segments, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, was 49.6% for the six months ended March 31, 2016, compared to 49.5% for the six months ended March 31, 2015.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $17.5 million, or 2.8%, for the six months ended March 31, 2016, compared to the six months ended March 31, 2015, principally as a result of higher sales volume and improved gross profit margin. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 55.2% for the six months ended March 31, 2016, compared to 54.9% for the six months ended March 31, 2015. This increase was primarily the result of selective price increases in certain geographical areas of the U.S., fewer promotions and a shift in product mix (to higher margin product) resulting from a shift in customer preferences.

Beauty Systems Group.  BSG’s gross profit increased by $22.8 million, or 7.5%, for the six months ended March 31, 2016, compared to the six months ended March 31, 2015, principally as a result of higher sales volume and improved gross profit margin. BSG’s gross profit as a percentage of net sales increased to 41.3% for the six months ended March 31, 2016, compared to 41.1% for the six months ended March 31, 2015 primarily as a result of a shift in product mix (to higher margin product) resulting from a shift in customer preferences and sales channel mix (to higher margin store-based product sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $26.6 million, or 4.1%, for the six months ended March 31, 2016, compared to the six months ended March 31, 2015. This increase was attributable in part to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened or acquired in the preceding 12 months (approximately 138 net additional company-operated stores added since March 31, 2015, which represents a 2.9% increase in the number of stores). In addition, the increase reflects higher expenses related to on-going upgrades to our information technology systems (approximately $7.5 million), higher recruitment and compensation-related expenses primarily in connection with our ongoing management transition plans (approximately $1.3 million) and higher credit card fees (approximately $1.7 million). The increase in selling, general and administrative expenses was partially offset by a decrease in share-based compensation expense of $3.4 million, as discussed below. Selling, general and administrative expenses, as a percentage of net sales, were 34.4% for both the six months ended March 31, 2016 and 2015.

Depreciation and Amortization

Consolidated depreciation and amortization was $47.1 million for the six months ended March 31, 2016, compared to $41.6 million for the six months ended March 31, 2015. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Six Months Ended March 31,
	2016	2015	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$208,052	$207,268	$784	0.4%
BSG	127,284	112,197	15,087	13.4%
Segment operating profit	335,336	319,465	15,871	5.0%
Unallocated expenses	(74,770)	(63,621)	11,149	17.5%
Share-based compensation expense	(7,173)	(10,600)	(3,427)	(32.3)%
Operating earnings	$253,393	$245,244	$8,149	3.3%

Consolidated operating earnings increased by $8.1 million, or 3.3%, for the six months ended March 31, 2016, compared to the six months ended March 31, 2015, primarily as a result of increased net sales and improved gross profit margin in both operating segments, and lower share-based compensation expense, partially offset by higher unallocated expenses, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased to 12.8% for the six months ended March 31, 2016, compared to 12.9% for the six months ended March 31, 2015. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, as more fully discussed below, partially offset by the slight improvement in consolidated gross profit margin described above.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings increased by $0.8 million, or 0.4%, for the six months ended March 31, 2016, compared to the six months ended March 31, 2015, primarily a result of the increase in the segment’s net sales and the improved gross profit margin described above. This increase was partially offset by the incremental costs related to 102 net additional company-operated stores (stores opened during the past twelve months, which represents a 2.8% increase in the number of stores) operating during the six months ended March 31, 2016, compared to the six months ended March 31, 2015, and higher depreciation expense principally associated with recent store openings and remodels (approximately $4.3 million) and higher expenses related to on-going upgrades to our information technology systems (approximately $2.8 million). Segment operating earnings, as a percentage of net sales, decreased by 30 basis points to 17.6% for the six months ended March 31, 2016, compared to 17.9% for the six months ended March 31, 2015. This decrease reflects higher segment operating expenses as a percentage of the segment’s net sales, including the expense increases discussed in this paragraph, partially offset by the improvement in the segment’s gross profit margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $15.1 million, or 13.4%, for the six months ended March 31, 2016, compared to the six months ended March 31, 2015, primarily a result of the increase in the segment’s net sales and the improved gross profit margin described above. This increase was partially offset by the incremental costs related to 36 net additional company-operated stores (stores opened or acquired during the past twelve months, which represents a 3.2% increase in the number of stores) operating during the six months ended March 31, 2016, compared to the six months ended

March 31, 2015. Segment operating earnings, as a percentage of net sales, increased to 16.0% for the six months ended March 31, 2016, compared to 15.1% for the six months ended March 31, 2015. This increase reflects the increase in the segment’s gross profit margin described above, as well as a decrease in segment operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $11.1 million, or 17.5%, for the six months ended March 31, 2016, compared to the six months ended March 31, 2015. This increase was due primarily to higher corporate expenses related to on-going upgrades to our information technology systems (approximately $4.1 million), higher employee recruitment and compensation-related expenses (approximately $2.2 million), higher employee compensation-related expenses in connection with our ongoing management transition plans (approximately $1.3 million), professional fees mainly in connection with certain corporate initiatives (approximately $1.9 million) and a loss associated with impairment of an intangible asset (approximately $0.6 million).

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements decreased by $3.4 million to $7.2 million for the six months ended March 31, 2016, compared to $10.6 million for the six months ended March 31, 2015. This decrease was mainly due to the timing of expense recognition in connection with retirement-eligible grantees during the six months ended March 31, 2016 and the impact of awards that became fully vested after March 31, 2015.

Interest Expense

Interest expense increased by $32.4 million to $90.9 million for the six months ended March 31, 2016, compared to $58.5 million for the six months ended March 31, 2015 principally due to the impact of our debt refinancing in December 2015, including a loss on extinguishment of debt of $33.3 million recognized in connection with such debt refinancing. Please see Liquidity and Capital Resources below for additional information about the Company’s debt and recent debt refinancing activities.

Provision for Income Taxes

The provision for income taxes was $60.1 million and $70.3 million, and the effective income tax rate was 37.0% and 37.7%, for the six months ended March 31, 2016 and 2015, respectively. The lower effective income tax rate for the six months ended March 31, 2016, compared to the six months ended March 31, 2015, was primarily due to an adjustment to non-deductible expenses in the current interim period.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $14.0 million, or 12.1%, to $102.4 million for the six months ended March 31, 2016, compared to $116.4 million for the six months ended March 31, 2015. Net earnings, as a percentage of net sales, decreased by 90 basis points to 5.2% for the six months ended March 31, 2016, compared to 6.1% for the six months ended March 31, 2015.

Financial Condition

March 31, 2016 Compared to September 30, 2015

Working capital (current assets less current liabilities) decreased by $52.0 million to $643.4 million at March 31, 2016, compared to $695.4 million at September 30, 2015. The ratio of current assets to current liabilities was 2.28 to 1.00 at March 31, 2016, compared to 2.41 to 1.00 at September 30, 2015. The decrease in working capital reflects a decrease of $42.7 million in current assets and an increase of $9.3 million in current liabilities. The decrease in current assets as of March 31, 2016, is principally due to a decrease in cash and cash equivalents of $51.5 million (please see “Liquidity and Capital Resources” below for a description of our sources and uses of cash) and a decrease in trade accounts receivable and accounts receivable, other, in the aggregate, of $10.2 million, partially offset by an increase of $16.0 million in inventory and an increase in other current assets of $2.8 million. The increase in current liabilities is principally due to an increase of $11.1 million in accounts payable, partially offset by a decrease in income taxes payable of $1.7 million, as discussed below.

Trade accounts receivable and accounts receivable, other, in the aggregate, decreased by $10.2 million to $80.9 million at March 31, 2016, compared to $91.1 million at September 30, 2015 due primarily to the timing of collections from customers and vendors of balances outstanding and the impact of foreign currency translation adjustments. Inventory increased by $16.0 million to $901.2 million at March 31, 2016, compared to $885.2 million at September 30, 2015 due primarily to an increase in company-operated stores (approximately 70 net additional company-operated stores added since September 30, 2015), partially offset by the impact of foreign currency translation adjustments. Other current assets increased by $2.8 million to $39.9 million at March 31, 2016, compared to $37.0 million at September 30, 2015 due primarily to an increase in income tax receivable in the ordinary course of our business. Accounts payable increased by $11.1 million to $287.0 million at March 31, 2016, compared to $275.9 million at September 30, 2015 due primarily to the timing of payments to suppliers mainly in connection with purchases of merchandise inventory and capital expenditures in the ordinary course of our business. Income taxes payable decreased by $1.7 million to $4.6 million at March 31, 2016, compared to $6.3 million at September 30, 2015 due primarily to the timing of estimated income tax payments.

Total stockholders’ deficit, for the six months ended March 31, 2016, increased by $43.6 million primarily as a result of our repurchase and subsequent retirement of approximately 6.2 million shares of our common stock for approximately $162.4 million and foreign currency translation adjustments, net of tax, of $2.1 million, partially offset by net earnings of $102.4 million, and share-based compensation expense, the impact of exercises of stock options and other share-based compensation activity, in the aggregate, of approximately $18.5 million.

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

At March 31, 2016, cash and cash equivalents were $88.5 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, fund share repurchases and potential acquisitions and finance anticipated capital expenditures, including information technology upgrades, over the next twelve months.

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

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. The funds drawn on an individual occasion during the six months ended March 31, 2016 have varied in amounts up to $20.0 million, total amounts outstanding have ranged from zero up to $90.0 million and the average daily balance outstanding was $24.6 million. During the six months ended March 31, 2016, the weighted average interest rate on our borrowings under the ABL facility was 3.0%. The amounts drawn are generally paid down with cash provided by our operating activities. As of March 31, 2016, there were no borrowings outstanding under the ABL facility and Sally Holdings had $478.4 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

During the six months ended March 31, 2016 and 2015, the Company repurchased and subsequently retired approximately 6.2 million and 2.1 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $162.4 million and $67.5 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to us recording such repurchases, we recorded the excess in accumulated deficit.

As of March 31, 2016, we had approximately $610.1 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for acquisitions, capital expenditures, repayments and servicing of long-term debt and share repurchases. The following table shows our sources and uses of funds for the six months ended March 31, 2016 and 2015 (in thousands):

	Six months ended March 31,
	2016	2015
Net cash provided by operating activities	$212,208	$174,452
Net cash used by investing activities	(74,160)	(39,365)
Net cash (used) provided by financing activities	(189,509)	6,395
Effect of foreign currency exchange rate changes on cash and cash equivalents	(29)	(2,030)
Net (decrease) increase in cash and cash equivalents	$(51,490)	$139,452

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2016 increased by $37.8 million to $212.2 million, compared to $174.5 million during the six months ended March 31, 2015 mainly due to an increase in net earnings before loss on extinguishment of debt, share-based compensation, depreciation and amortization expenses, deferred income taxes and excess tax benefits resulting from share-based compensation activity (in the aggregate, $48.2 million), partially offset by changes in the components of working capital.

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2016 increased by $34.8 million to $74.2 million, compared to $39.4 million during the six months ended March 31, 2015. This increase reflects incremental capital expenditures primarily related to store openings and ongoing information technology upgrades in both business segments, and store remodels in the Sally Beauty Supply segment (primarily in the U.S.) in the six months ended March 31, 2016, compared to the six months ended March 31, 2015 ($36.3 million), partially offset by incremental proceeds from sale of property and equipment ($1.7 million).

Net Cash (Used) Provided by Financing Activities

Net cash (used) provided by financing activities changed by $195.9 million to cash used of $189.5 million during the six months ended March 31, 2016, compared to cash provided of $6.4 million during the six months ended March 31, 2015, primarily due to an increase in share repurchases under the 2014 Share Repurchase Program ($94.8 million), incremental net repayments of debt and the payment of debt issuance costs, in the aggregate, of $38.5 million in connection with our redemption of the senior notes due 2019 and issuance of the senior notes due 2025 in December 2015, and a decrease in proceeds from exercises of stock options and excess tax benefits resulting from share-based compensation activity, in the aggregate, of $62.6 million.

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

The principal amount of long-term debt (excluding capitalized leases) as of March 31, 2016 is as follows (dollars in thousands):

	Principal Amount(a)	Maturity Dates	Interest Rates (b)
ABL facility	$—	July 2018	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR (c) plus (1.50% to 1.75%)
Senior notes due 2022	850,000	June 2022	5.750%
Senior notes due 2023	200,000	Nov. 2023	5.500%
Senior notes due 2025	750,000	Dec. 2025	5.625%
Total	$1,800,000

(a)         Amounts reported above do not reflect unamortized premium of $6.0 million related to notes with an aggregate principal amount of $150.0 million or unamortized debt issuance costs in the aggregate amount of $25.3 million, at March 31, 2016.

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

The ABL facility and the indentures governing the senior notes due 2022, 2023 and 2025 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of March 31, 2016, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At March 31, 2016, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the Senior Notes contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At March 31, 2016, the Company’s Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the Senior Notes also restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006 (for the senior notes due 2022 and the senior notes due 2023) or since October 1, 2015 (for the senior notes due 2025), plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes plus (v) $350 million (for the senior notes due 2025). Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At March 31, 2016, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of March 31, 2016, the Consolidated Fixed Charge Coverage Ratio was approximately 3.1 to 1.0.

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

Capital Requirements

During the six months ended March 31, 2016, capital expenditures were approximately $65.6 million, including amounts incurred but not paid at March 31, 2016. For fiscal year 2016, we anticipate total capital expenditures to be in the range of approximately $125.0 million to $135.0 million, excluding acquisitions. These capital expenditures will primarily fund (a) the addition of new stores, (b) the remodel, expansion or relocation of existing stores, (c) upgrades to our distribution centers in the U.S., as well as (d) certain corporate projects in the ordinary course of our business, including ongoing technology upgrades.

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

Off-Balance Sheet Financing Arrangements

At March 31, 2016 and September 30, 2015, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $21.6 million and $23.1 million at March 31, 2016 and September 30, 2015, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the current guidance. The lease liability will be measured based on the present value of future lease payments, subject to certain conditions. The right-of-use asset will be measured based on the initial amount of the liability, plus certain initial direct costs. The new guidance will further require that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under current rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, intended to simplify various aspects of how share-based payments are recorded and presented on the financial statements. For example, the new guidance will require that all the income tax effect related to share-based payments be recorded in income tax expense. The new guidance further removes the current requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. In addition, the new standard will require that excess tax benefits and shortfalls from share-based compensation awards be reported as operating activities in the statement of cash flows. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America. For each of the fiscal years 2015, 2014 and 2013, approximately 19% of our consolidated net sales were made in currencies other than the U.S. dollar. For the six months ended March 31, 2016, consolidated net sales are inclusive of an approximately $34.5 million net negative impact from changes in foreign currency exchange rates and other comprehensive income (loss) reflects approximately $2.1 million in foreign currency translation adjustments, net of tax. For the six months ended March 31, 2016, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.7% in the six months ended March 31, 2016 and would have impacted our consolidated total assets by approximately 2.4% at March 31, 2016.

Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. As more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, the Company uses from time to time foreign exchange contracts to mitigate its remaining exposure to changes in foreign currency exchange rates. There have been no material changes to the aggregate notional amount of foreign exchange contracts held by the Company since September 30, 2015. At March 31, 2016, the aggregate net fair value of all foreign exchange contracts was $0.3 million, consisting of contracts in an asset position of less than $0.1 million and contracts in a liability position of approximately $0.3 million.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect a net loss of $0.6 million and a net gain of $5.0 million for the six months ended March 31, 2016 and 2015, respectively, in connection with all of the Company’s foreign currency derivatives instruments, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. There were no borrowing under the ABL facility outstanding at March 31, 2016 and the Company held no interest rate swaps or similar derivative instruments.

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

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at March 31, 2016.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2016, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended March 31, 2016:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2016	3,398,932	$26.46	3,398,932	$620,144,121
February 1 through February 29, 2016	377,134	26.70	377,134	610,074,000
March 1 through March 31, 2016	—	—	—	610,074,000
Total this quarter	3,776,066	$26.48	3,776,066	$610,074,000

(1)          The table above does not include 408 shares of the Company’s common stock surrendered by grantees during the three months ended March 31, 2016 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

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

10.1	Sally Beauty Holdings, Inc. Second Amended and Restated Independent Director Compensation Policy*

10.2	Separation and Release Agreement by and between Gary Winterhalter and the Corporation, dated as of February 18, 2016*

10.3	Option Exercise Period Extension Agreement by and between the Corporation and Gary Winterhalter, dated as of February 18, 2016*

10.4	Separation Agreement by and between Brian Walker and Sally Beauty Supply LLC, dated as of February 15, 2016*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Christian A. Brickman*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark J. Flaherty*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Mark J. Flaherty*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 5, 2016

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer