Form 10-Q
period 2016-06-30
Sally Beauty Holdings, Inc.
filed 2016-08-04
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2016

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

As of July 29, 2016, there were 146,444,961 shares of the issuer’s common stock outstanding.

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

•             diversion of professional products sold by Beauty Systems Group to mass retailers or other unauthorized resellers;

•             the operational and financial performance of our Armstrong McCall, L.P. franchise-based business, which we refer to as Armstrong McCall;

•             successfully identifying acquisition candidates and successfully completing desirable acquisitions;

•             integrating acquired businesses;

•             the success of our initiatives to expand into new geographies;

•             the success of our existing stores, and our ability to increase sales at existing stores;

•             opening and operating new stores profitably;

•             the volume of traffic to our stores;

•             the impact of the health of the economy upon our business;

•             conducting business outside the United States;

•             the impact of Britain’s vote to leave the European Union and related or other disruptive events in the European Union or other geographies in which we conduct business;

•             the success of our cost control plans;

•             rising labor and rental costs;

•             protecting our intellectual property rights, particularly our trademarks;

•             the risk that our products may infringe on the intellectual property rights of others or that we may be required to defend our intellectual property rights;;

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

•             the ultimate determination of the extent or scope of the potential liabilities relating to our past or any future data security incidents;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of June 30, 2016 and September 30, 2015, and the consolidated statements of earnings and consolidated statements of comprehensive income for the three and nine months ended June 30, 2016 and 2015, and consolidated statements of cash flows for the nine months ended June 30, 2016 and 2015 are those of Sally Beauty Holdings, Inc. and its consolidated subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
 (In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$998,161	$967,890	$2,976,260	$2,870,112
Cost of products sold and distribution expenses	499,185	486,571	1,495,761	1,447,572
Gross profit	498,976	481,319	1,480,499	1,422,540
Selling, general and administrative expenses	339,459	327,870	1,020,497	982,279
Depreciation and amortization	25,433	22,600	72,524	64,168
Operating earnings	134,084	130,849	387,478	376,093
Interest expense	26,703	29,221	117,617	87,690
Earnings before provision for income taxes	107,381	101,628	269,861	288,403
Provision for income taxes	39,462	39,165	99,540	109,496
Net earnings	$67,919	$62,463	$170,321	$178,907

Earnings per share:
Basic	$0.47	$0.40	$1.15	$1.14
Diluted	$0.46	$0.39	$1.14	$1.13

Weighted average shares:
Basic	145,957	157,110	147,741	156,901
Diluted	147,837	159,120	149,476	158,875

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$67,919	$62,463	$170,321	$178,907
Other comprehensive income (loss):
Foreign currency translation adjustments	(14,119)	11,815	(16,191)	(35,344)
Total other comprehensive income (loss), before tax	(14,119)	11,815	(16,191)	(35,344)
Income taxes related to other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	(14,119)	11,815	(16,191)	(35,344)
Total comprehensive income	$53,800	$74,278	$154,130	$143,563

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	June 30, 2016	September 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,997	$140,038
Trade accounts receivable, less allowance for doubtful accounts of $1,222 at June 30, 2016 and $1,162 at September 30, 2015	48,925	48,602
Accounts receivable, other	35,539	42,490
Inventory	909,255	885,214
Other current assets	40,640	37,049
Deferred income tax assets, net	33,789	33,709
Total current assets	1,159,145	1,187,102
Property and equipment, net of accumulated depreciation of $466,611 at June 30, 2016 and $428,501 at September 30, 2015	307,823	270,847
Goodwill	520,093	524,369
Intangible assets, excluding goodwill, net of accumulated amortization of $107,637 at June 30, 2016 and $97,897 at September 30, 2015	88,930	98,848
Other assets	15,105	13,185
Total assets	$2,091,096	$2,094,351
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$721	$755
Accounts payable	280,224	275,917
Accrued liabilities	184,691	208,717
Income taxes payable	2,956	6,310
Total current liabilities	468,592	491,699
Long-term debt	1,782,883	1,786,839
Other liabilities	21,855	27,734
Deferred income tax liabilities, net	100,671	85,900
Total liabilities	2,374,001	2,392,172
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 146,375 and 151,898 shares issued and 146,023 and 151,452 shares outstanding at June 30, 2016 and September 30, 2015, respectively	1,460	1,515
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(190,469)	(218,670)
Treasury stock, 121 shares, at cost	—	(2,961)
Accumulated other comprehensive loss, net of tax	(93,896)	(77,705)
Total stockholders’ deficit	(282,905)	(297,821)
Total liabilities and stockholders’ deficit	$2,091,096	$2,094,351

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net earnings	$170,321	$178,907
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72,524	64,168
Share-based compensation expense	10,011	13,466
Amortization of deferred financing costs	2,467	2,843
Excess tax benefit from share-based compensation	(1,296)	(23,209)
Loss on extinguishment of debt	33,296	—
Deferred income taxes	12,787	7,067
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(956)	(564)
Accounts receivable, other	6,338	9,412
Inventory	(32,759)	(61,833)
Other current assets	(4,403)	15,651
Other assets	(923)	6
Accounts payable and accrued liabilities	(11,182)	(189)
Income taxes payable	(1,851)	(551)
Other liabilities	(5,561)	1,737
Net cash provided by operating activities	248,813	206,911
Cash Flows from Investing Activities:
Capital expenditures	(110,798)	(70,649)
Proceeds from disposal of property and equipment	2,528	—
Acquisitions, net of cash acquired	(2,250)	(2,765)
Net cash used by investing activities	(110,520)	(73,414)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	912,000	983
Repayments of long-term debt	(938,346)	(1,619)
Repurchases of common stock	(162,367)	(74,284)
Debt issuance costs	(12,748)	—
Proceeds from exercises of stock options	13,072	52,627
Excess tax benefit from share-based compensation	1,296	23,209
Net cash (used) provided by financing activities	(187,093)	916
Effect of foreign exchange rate changes on cash and cash equivalents	(241)	(1,843)
Net (decrease) increase in cash and cash equivalents	(49,041)	132,570
Cash and cash equivalents, beginning of period	140,038	106,575
Cash and cash equivalents, end of period	$90,997	$239,145

Supplemental Cash Flow Information:
Interest paid (a)	$138,563	$112,647
Income taxes paid	$86,916	$83,074

(a) For the nine months ended June 30, 2016, interest paid includes $25.8 million in call premiums paid in connection with the Company’s December 2015 redemption in full of its senior notes due 2019.

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

Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2016 and September 30, 2015, its consolidated results of operations for the three and nine months ended June 30, 2016 and 2015, and consolidated cash flows for the nine months ended June 30, 2016 and 2015.

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

The results of operations for the interim periods reported upon herein are not necessarily indicative of the results that may be expected for any future interim period or any entire fiscal year.

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

In addition, the Company has not yet adopted the following recent accounting pronouncements and does not believe their adoption will have a material effect on its consolidated financial statements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. A core principle of the new guidance, as amended, is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than December 16, 2016. The Company has not yet selected a transition method.

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at June 30, 2016 and September 30, 2015 (in thousands):

	As of June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (b)	$132	$—	$132	—
Total assets	$132	$—	$132	—
Liabilities
Long-term debt (c)	$1,876,292	$1,874,000	$2,292	—
Foreign exchange contracts (b)	137	—	137	—
Total liabilities	$1,876,429	$1,874,000	$2,429	—

	As of September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$46,003	$46,003	$—	—
Foreign exchange contracts (b)	322	—	322	—
Total assets	$46,325	$46,003	$322	—
Liabilities
Long-term debt (c)	$1,873,620	$1,870,750	$2,870	—
Foreign exchange contracts (b)	58	—	58	—
Total liabilities	$1,873,678	$1,870,750	$2,928	—

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

(c)          Long-term debt (including current maturities and borrowings under the ABL facility, if any) is carried in the Company’s consolidated financial statements at amortized cost of $1,808.1 million at June 30, 2016 and $1,809.4 million at September 30, 2015, less unamortized debt issuance costs of $24.5 million and $21.8 million at June 30, 2016 and September 30, 2015, respectively. The Company’s senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 10 for more information about the Company’s debt.

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

During the nine months ended June 30, 2016 and 2015, the Company repurchased and subsequently retired approximately 6.2 million and 2.3 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $162.4 million and $74.3 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to us recording such repurchases, we recorded the excess in accumulated deficit.

At June 30, 2016 and September 30, 2015, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $93.9 million and $77.7 million, respectively, net of income taxes of $2.3 million at both dates. Comprehensive income (loss) reflects changes in accumulated stockholders’ equity (deficit) from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company’s only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

6.  Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes the potential dilution from the exercise of all outstanding stock options and from stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$67,919	$62,463	$170,321	$178,907
Total weighted average basic shares	145,957	157,110	147,741	156,901
Dilutive securities:
Stock options and stock awards	1,880	2,010	1,735	1,974
Total weighted average diluted shares	147,837	159,120	149,476	158,875
Earnings per share:
Basic	$0.47	$0.40	$1.15	$1.14
Diluted	$0.46	$0.39	$1.14	$1.13

At June 30, 2016 and 2015, options to purchase 66,573 shares and 33,592 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share for the three months ended June 30, 2016 and 2015, respectively, since these options were anti-dilutive. At June 30, 2016 and 2015, options to purchase 1,094,343 shares and 1,091,466 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share for the nine months ended June 30, 2016 and 2015, respectively, since these options were anti-dilutive. Anti-dilutive options are: (a) out-of-the-money options (options the exercise price of which is greater than the average price per share of the Company’s common stock during the period), and (b) in-the-money options (options the exercise price of which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such options, exceeds the average price per share for the period.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

7.   Share-Based Payments

The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements, and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Share-based compensation expense	$2,838	$2,866	$10,011	$13,466
Income tax benefit related to share-based compensation expense	$1,062	$1,075	$3,769	$5,070

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

During the nine months ended June 30, 2016, the Company granted approximately 152,000 Performance Units (“target shares”) to its officers and employees. Under the terms of these awards, a grantee may earn from 0% to 200% of his or her target shares, with the ultimate settlement (and expense recognized) dependent on the Company achieving certain specified cumulative performance targets during the three-year period ending on September 30, 2018 (the “Performance Period”) and satisfaction of the employee service condition. Periodic expense for Performance Unit awards, which is estimated quarterly, is based on the Company’s projected performance during the Performance Period compared to the performance targets contained in the award.  As such, for the nine months ended June 30, 2016, the Company has estimated and recognized compensation expense at 100% of the performance targets since it believes achievement of the performance targets is probable. To date, the Company has only granted Performance Units subject to the Company’s achievement of two performance targets: consolidated sales growth (as defined in the award documents) and return on invested capital (as defined in the award documents), in addition to service conditions. For the awards issued during the nine months ended June 30, 2016, 40% of the award is contingent on achieving the consolidated sales growth target and 60% is contingent on achieving the return on invested capital target.

The following table presents a summary of the activity for the Company’s Performance Unit awards for the nine months ended June 30, 2016:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2015	—	$—	—
Granted	152	23.45
Vested	—	—
Forfeited	(6)	23.45
Unvested at June 30, 2016	146	$23.45	2.2

At June 30, 2016, unrecognized compensation costs related to unvested performance unit awards are approximately $2.5 million and are expected to be recognized over the weighted average period of 2.2 years.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The Company granted approximately 1.5 million and 1.2 million service-based stock options and approximately 40,000 and 219,000 service-based restricted share awards to its employees during the nine months ended June 30, 2016 and 2015, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $1.3 million and $4.8 million in the nine months ended June 30, 2016 and 2015, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the 2010 Plan. In addition, the Company granted approximately 27,000 and 20,000 service-based restricted stock units to its non-employee directors during the nine months ended June 30, 2016 and 2015, respectively.

Stock Option Awards

Each option has an exercise price equal to the closing market price of the Company’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a three or four-year period and are generally subject to forfeiture until the vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan and certain predecessor share-based compensation plans such as the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan.

The following table presents a summary of the activity for the Company’s service-based stock option awards for the nine months ended June 30, 2016:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2015	5,316	$21.89	6.8	$19,255
Granted	1,486	23.65
Exercised	(763)	17.13
Forfeited or expired	(131)	26.16
Outstanding at June 30, 2016	5,908	$22.85	6.3	$38,743

Exercisable at June 30, 2016	2,707	$19.71	4.9	$26,273

The following table summarizes additional information about service-based stock options outstanding at June 30, 2016 under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number of Options Exercisable (in Thousands)	Weighted Average Exercise Price
$5.24 – 19.99	1,309	3.8	$13.21	1,309	$13.21
$20.00–31.58	4,599	7.0	25.60	1,398	25.79
Total	5,908	6.3	$22.85	2,707	$19.71

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

The weighted average fair value at the date of grant of the stock options issued by the Company in the nine months ended June 30, 2016 and 2015 was $6.32 and $8.78 per option, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2016 was $9.1 million. The cash proceeds from these option exercises were $13.1 million and the tax benefit realized from these option exercises was $3.2 million.

At June 30, 2016, unrecognized compensation costs related to unvested stock option awards are approximately $11.5 million and are expected to be recognized over the weighted average period of 2.0 years.

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

The following table presents a summary of the activity for the Company’s service-based restricted stock awards for the nine months ended June 30, 2016:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2015	446	$25.82	2.8
Granted	40	25.35
Vested	(125)	21.92
Forfeited	(9)	27.92
Unvested at June 30, 2016	352	$27.09	2.1

At June 30, 2016, unrecognized compensation costs related to unvested restricted stock awards are approximately $3.8 million and are expected to be recognized over the weighted average period of 2.1 years.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s service-based RSUs for the nine months ended June 30, 2016:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2015	—	$—	—
Granted	27	23.99
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2016	27	$23.99	0.2

At June 30, 2016, unrecognized compensation costs related to unvested RSUs are approximately $0.2 million and are expected to be recognized over the weighted average period of 0.2 years.

8. Goodwill and Intangible Assets

The Company completed its annual assessment for impairment of goodwill during its fiscal quarter ended March 31, 2016 and there were no impairment losses recognized in the current or prior periods presented in connection with the Company’s goodwill.

The Company also completed its annual assessment for impairment of intangible assets, other than goodwill, including indefinite-lived intangible assets during its fiscal quarter ended March 31, 2016 and there were no material impairment losses recognized in the current or prior periods presented in connection with the Company’s intangible assets.

For the three months ended June 30, 2016 and 2015, amortization expense was $3.4 million and $3.6 million, respectively, and for the nine months ended June 30, 2016 and 2015, amortization expense was $10.3 million and $10.7 million, respectively.

9.   Commitments and Contingencies

In the fiscal year ended September 30, 2014, the Company disclosed that it had experienced a data security incident (the “2014 data security incident”). In the fiscal year ended September 30, 2015, the Company disclosed that it had experienced a second data security incident (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe, may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred to date in connection with the data security incidents include professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents.

During the three months ended June 30, 2016, one of the payment card networks made claims against the Company’s acquiring banks for costs in the aggregate amount of approximately $0.9 million that it asserts its issuing banks have incurred in connection with the 2015 data security incident, including incremental counterfeit fraud losses and non-ordinary course operating expenses, such as card reissuance costs. The Company disputes the validity of these claims and intends to contest them vigorously. The Company has not yet received, but may in the future, receive notice of additional claims by other payment card networks.

For the nine months ended June 30, 2016 and 2015, selling, general and administrative expenses reflect expenses of $2.6 million and $5.0 million, respectively, relating to the data security incidents, including an accrued liability of approximately $2.9 million related to loss contingencies associated with the 2014 data security incident recorded during the fiscal year ended September 30, 2015 and an accrued liability of approximately $0.9 million related to loss contingencies associated with the 2015 data security incident recorded during the nine months ended June 30, 2016. As of June 30, 2016, the Company has an aggregate accrued liability relating to the data security incidents of $3.8 million. The Company’s estimated probable losses related to the claims made by the payment card networks in connection with the data security incidents are based on currently available information and expected payments associated with those claims. These estimates may change as new information becomes available or circumstances change.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The Company expects to incur additional costs and expenses related to the data security incidents in the future. These costs may result from liabilities related to claims by payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of June 30, 2016, the scope of these additional costs, or a range thereof, cannot be reasonably estimated. While we do not anticipate these additional costs or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs could be significant.

10.   Short-term Borrowings and Long-term Debt

Details of long-term debt as of June 30, 2016 and September 30, 2015 are as follows (dollars in thousands):

	June 30, 2016	September 30, 2015	Interest Rates(a)
ABL facility(b)	$—	$—	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(b) plus (1.50% to 1.75%)
Senior notes due Nov. 2019	—	750,000	6.875%
Senior notes due Jun. 2022	850,000	850,000	5.750%
Senior notes due Nov. 2023	200,000	200,000	5.500%
Senior notes due Dec. 2025	750,000	—	5.625%
Total	$1,800,000	$1,800,000
Plus: capital lease obligations	2,292	2,870
Less: unamortized debt issuance costs and premium, net(c)	18,688	15,276
Total debt	$1,783,604	$1,787,594
Less: current maturities	721	755
Total long-term debt	$1,782,883	$1,786,839

(a)         Interest rates shown represent the coupon or contractual rates related to each debt instrument listed.

(b)   When used in this Quarterly Report, LIBOR means the London Interbank Offered Rate. At June 30, 2016 and September 30, 2015, unamortized debt issuance costs of $1.8 million and $2.4 million, respectively, related to the ABL facility are reported in other assets in the Company’s consolidated balance sheets.

(c)   Amounts are net of unamortized premium of $5.8 million and $6.5 million as of June 30, 2016 and September 30, 2015, respectively, related to certain notes with an aggregate principal amount of $150.0 million.

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

At June 30, 2016, there were no borrowings outstanding under the ABL facility and the Company had $478.4 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility), together with general intangibles and certain other personal property of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) relating to the accounts and inventory, as well as deposit accounts of our domestic subsidiaries and Canadian subsidiaries (in the case of borrowings under the Canadian sub-facility) and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries. In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In the fiscal year 2012, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both indirectly wholly-owned subsidiaries of the Company, issued $750.0 million aggregate principal amount of their 6.875% Senior Notes due 2019 (the “senior notes due 2019”) and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the “senior notes due 2022”), including $150.0 million of the aggregate principal amount of the senior notes due 2022 issued at par plus a premium. Such premium is being amortized over the term of the notes using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million (substantially all of which was incurred in 2006 in connection with our separation from Alberto-Culver) and for general corporate purposes. In December 2015, the Company redeemed in full the senior notes due 2019 at a redemption premium equal to 103.438% primarily with the net proceeds from the issuance of the 5.625% Senior Notes due 2025 (the “senior notes due 2025”), as further discussed below.

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

On December 3, 2015, the Issuers issued $750.0 million aggregate principal amount of their senior notes due 2025 at par. The Company used the net proceeds from this debt issuance (approximately $737.3 million) as well as cash from operations and borrowings under the ABL facility, to redeem in full the senior notes due 2019 at a total redemption cost of $775.8 million, including the redemption premium but excluding accrued interest paid upon redemption of such notes. In connection with our redemption of the senior notes due 2019, we recorded a loss on extinguishment of debt in the amount of approximately $33.3 million, including a redemption premium in the amount of approximately $25.8 million and unamortized deferred financing costs of approximately $7.5 million. In connection with the issuance of the senior notes due 2025, the Company incurred and capitalized financing costs of approximately $12.7 million. This amount is reported as a deduction from the senior notes due 2025 on the Company’s consolidated balance sheets in accordance with GAAP and is being amortized over the term of the senior notes due 2025 using the effective interest method.

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

Maturities of the Company’s long-term debt are as follows as of June 30, 2016 (in thousands):

Twelve months ending June 30:
2017-2021	$—
Thereafter	1,800,000
$1,800,000
Plus: capital lease obligations	2,292
Less: unamortized debt issuance costs and premium, net	18,688
Less: current maturities	721
Total long-term debt	$1,782,883

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At June 30, 2016, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2022, 2023 and 2025 contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At June 30, 2016, the Company’s Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2022, 2023 and 2025 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006 (for the senior notes due 2022 and the senior notes due 2023) or since October 1, 2015 (for the senior notes due 2025), plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes plus (v) $350 million (for the senior notes due 2025). Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At June 30, 2016, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of June 30, 2016, the Consolidated Fixed Charge Coverage Ratio was approximately 3.2 to 1.0.

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

The ABL facility and the indentures governing the senior notes due 2022, 2023 and 2025 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of June 30, 2016, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

11.    Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk, and changes in foreign currency exchange rates and in interest rates) primarily: (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of derivative instruments from time to time (including, foreign exchange contracts and interest rate swaps) by Sally Holdings and its subsidiaries.

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

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At June 30, 2016, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivative instruments in connection therewith.

As of June 30, 2016, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Designated Cash Flow Hedges

The Company may use from time to time derivative instruments designated as hedges to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate. However, at June 30, 2016, the Company did not purchase or hold any such derivatives.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting, to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. As such, at June 30, 2016, we hold foreign currency forwards which enable us to sell approximately €3.2 million ($3.5 million, at the June 30, 2016 exchange rate) at the weighted average contractual exchange rate of 1.1290. The foreign currency forwards discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2016.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at June 30, 2016, we hold: (a) a foreign currency forward which enables us to sell approximately €22.2 million ($24.7 million, at the June 30, 2016 exchange rate) at the contractual exchange rate of 1.1107, (b) a foreign currency forward which enables us to sell approximately $7.9 million Canadian dollars ($6.1 million, at the June 30, 2016 exchange rate) at the contractual exchange rate of 1.3001, (c) a foreign currency forward which enables us to buy approximately $11.2 million Canadian dollars ($8.7 million, at the June 30, 2016 exchange rate) at the contractual exchange rate of 1.3036, (d) a foreign currency forward which enables us to sell approximately 28.9 million Mexican pesos ($1.6 million, at the June 30, 2016 exchange rate) at the contractual exchange rate of 18.6220, and (e) a foreign currency forward which enables us to buy approximately £7.2 million ($9.6 million, at the June 30, 2016 exchange rate) at the contractual exchange rate of 1.3357. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the preceding paragraph) and expire on or before September 30, 2016.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses reflect a net gain of $0.2 million and a net loss of $1.0 million for the three months ended June 30, 2016 and 2015, respectively, and, for the nine months ended June 30, 2016 and 2015, a net loss of $0.4 million and a net gain of $4.0 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of June 30, 2016 and September 30, 2015 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	June 30, 2016	September 30, 2015	Classification	June 30, 2016	September 30, 2015
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$132	$322	Accrued liabilities	$137	$58
		$132	$322		$137	$58

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the three months ended June 30, 2016 and 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Three Months Ended June 30,
Hedging Instruments	Income	2016	2015
Foreign exchange contracts	Selling, general and administrative expenses	$165	$(960)

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the nine months ended June 30, 2016 and 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	(Loss) Recognized into	Nine Months Ended June 30,
Hedging Instruments	Income	2016	2015
Foreign exchange contracts	Selling, general and administrative expenses	$(434)	$3,991

Credit-risk-related Contingent Features

At June 30, 2016, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was $0.1 million. The Company was under no obligation to post and had not posted any collateral related to the agreements in a liability position.

The counterparties to our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. For example, the financial crisis that has affected the global banking systems and financial markets in 2007-2009 resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity which could expose us to an increased level of counterparty credit risk. In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Sales between segments, which were eliminated in consolidation, were not material during the three and nine months ended June 30, 2016 and 2015.

Segment data for the three and nine months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales:
Sally Beauty Supply	$597,086	$588,593	$1,780,674	$1,747,222
BSG	401,075	379,297	1,195,586	1,122,890
Total	$998,161	$967,890	$2,976,260	$2,870,112
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$104,797	$107,264	$312,849	$314,532
BSG	65,307	61,094	192,592	173,290
Segment operating profit	170,104	168,358	505,441	487,822
Unallocated expenses (a)	(33,182)	(34,643)	(107,952)	(98,263)
Share-based compensation expense	(2,838)	(2,866)	(10,011)	(13,466)
Interest expense (b)	(26,703)	(29,221)	(117,617)	(87,690)
Earnings before provision for income taxes	$107,381	$101,628	$269,861	$288,403

(a)       Unallocated expenses consist of corporate and shared costs.

(b)       For the nine months ended June 30, 2016, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company’s December 2015 redemption of its senior notes due 2019.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

13.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2016 and September 30, 2015, and the related condensed consolidating statements of earnings and condensed consolidating statements of comprehensive income for the three and nine months ended June 30, 2016 and 2015, and condensed consolidating statements of cash flows for the nine months ended June 30, 2016 and 2015: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating financial information presented below. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient, as guarantor subsidiaries are 100% indirectly owned by the Parent and all guarantees are full and unconditional. Additionally, the accounts, inventory, credit card receivables, deposit accounts, certain intercompany notes and certain other personal property of the guarantor subsidiaries relating to the inventory and accounts are pledged under the ABL facility and consequently may not be available to satisfy the claims of general creditors.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

June 30, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$—	$56,395	$34,602	$—	$90,997
Trade and other accounts receivable, less allowance for doubtful accounts	—	—	55,686	28,778	—	84,464
Due from affiliates	—	—	1,900,261	31	(1,900,292)	—
Inventory	—	—	704,472	204,783	—	909,255
Other current assets	1,898	116	19,985	18,641	—	40,640
Deferred income tax assets	—	11	30,565	3,213	—	33,789
Property and equipment, net	16	—	234,211	73,596	—	307,823
Investment in subsidiaries	822,299	3,330,447	356,426	—	(4,509,172)	—
Goodwill and other intangible assets, net	—	—	461,879	147,144	—	609,023
Other assets	1,536	2,337	(6,007)	17,239	—	15,105
Total assets	$825,749	$3,332,911	$3,813,873	$528,027	$(6,409,464)	$2,091,096

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$—	$—	$223,317	$56,907	$—	$280,224
Due to affiliates	1,106,313	717,605	31	76,343	(1,900,292)	—
Accrued liabilities	898	9,827	145,398	28,568	—	184,691
Income taxes payable	1,443	1,577	—	(64)	—	2,956
Long-term debt	—	1,781,312	40	2,252	—	1,783,604
Other liabilities	—	—	18,124	3,731	—	21,855
Deferred income tax liabilities	—	291	96,516	3,864	—	100,671
Total liabilities	1,108,654	2,510,612	483,426	171,601	(1,900,292)	2,374,001
Total stockholders’ (deficit) equity	(282,905)	822,299	3,330,447	356,426	(4,509,172)	(282,905)
Total liabilities and stockholders’ (deficit) equity	$825,749	$3,332,911	$3,813,873	$528,027	$(6,409,464)	$2,091,096

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended June 30, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$811,657	$186,504	$—	$998,161
Related party sales	—	—	678	—	(678)	—
Cost of products sold and distribution expenses	—	—	399,317	100,546	(678)	499,185
Gross profit	—	—	413,018	85,958	—	498,976
Selling, general and administrative expenses	2,799	93	265,887	70,680	—	339,459
Depreciation and amortization	1	—	19,488	5,944	—	25,433
Operating earnings (loss)	(2,800)	(93)	127,643	9,334	—	134,084
Interest expense (income)	—	26,681	(8)	30	—	26,703
Earnings (loss) before provision for income taxes	(2,800)	(26,774)	127,651	9,304	—	107,381
Provision (benefit) for income taxes	(1,088)	(10,399)	48,037	2,912	—	39,462
Equity in earnings of subsidiaries, net of tax	69,631	86,006	6,392	—	(162,029)	—
Net earnings	67,919	69,631	86,006	6,392	(162,029)	67,919

Other comprehensive income (loss), net of tax	—	—	—	(14,119)	—	(14,119)
Total comprehensive income (loss)	$67,919	$69,631	$86,006	$(7,727)	$(162,029)	$53.800

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Nine Months Ended June 30, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$2,427,585	$548,675	$—	$2,976,260
Related party sales	—	—	2,060	—	(2,060)	—
Cost of products sold and distribution expenses	—	—	1,201,276	296,545	(2,060)	1,495,761
Gross profit	—	—	1,228,369	252,130	—	1,480,499
Selling, general and administrative expenses	8,375	263	801,954	209,905	—	1,020,497
Depreciation and amortization	2	—	55,139	17,383	—	72,524
Operating earnings (loss)	(8,377)	(263)	371,276	24,842	—	387,478
Interest expense (income)	—	117,547	(4)	74	—	117,617
Earnings (loss) before provision for income taxes	(8,377)	(117,810)	371,280	24,768	—	269,861
Provision (benefit) for income taxes	(3,254)	(45,758)	139,860	8,692	—	99,540
Equity in earnings of subsidiaries, net of tax	175,444	247,496	16,076	—	(439,016)	—
Net earnings	170,321	175,444	247,496	16,076	(439,016)	170,321

Other comprehensive income (loss), net of tax	—	—	—	(16,191)	—	(16,191)
Total comprehensive income (loss)	$170,321	$175,444	$247,496	$(115)	$(439,016)	$154,130

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended June 30, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$148,015	$(7,470)	$89,972	$18,296	$—	$248,813
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	(16)	—	(90,109)	(18,145)	—	(108,270)
Acquisitions, net of cash acquired	—	—	(2,250)	—	—	(2,250)
Net cash used by investing activities	(16)	—	(92,359)	(18,145)	—	(110,520)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	912,000	—	—	—	912,000
Repayments of long-term debt	—	(937,785)	(69)	(492)	—	(938,346)
Repurchases of common stock	(162,367)	—	—	—	—	(162,367)
Debt issuance costs	—	(12,748)	—	—	—	(12,748)
Proceeds from exercises of stock options	13,072	—	—	—	—	13,072
Excess tax benefit from share-based compensation	1,296	—	—	—	—	1,296
Net cash used by financing activities	(147,999)	(38,533)	(69)	(492)	—	(187,093)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(241)	—	(241)
Net decrease in cash and cash equivalents	—	(46,003)	(2,456)	(582)	—	(49,041)
Cash and cash equivalents, beginning of period	—	46,003	58,851	35,184	—	140,038
Cash and cash equivalents, end of period	$—	$—	$56,395	$34,602	$—	$90,997

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

Highlights of the Nine Months ended June 30, 2016:

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased 3.5% for the nine months ended June 30, 2016, compared to 2.7% for the nine months ended June 30, 2015;

•                  Our consolidated net sales for the nine months ended June 30, 2016, increased by $106.1 million, or 3.7%, to $2,976.3 million compared to $2,870.1 million for the nine months ended June 30, 2015;

•                  Our consolidated gross profit for the nine months ended June 30, 2016, increased by $58.0 million, or 4.1%, to $1,480.5 million compared to $1,422.5 million for the nine months ended June 30, 2015. As a percentage of net sales, gross profit was 49.7% for the nine months ended June 30, 2016, compared to 49.6% for the nine months ended June 30, 2015;

•                  Our consolidated operating earnings for the nine months ended June 30, 2016, increased by $11.4 million, or 3.0%, to $387.5 million compared to $376.1 million for the nine months ended June 30, 2015. As a percentage of net sales, operating earnings decreased by 10 basis points to 13.0% for the nine months ended June 30, 2016, compared to 13.1% for the nine months ended June 30, 2015;

•                  Our consolidated net earnings decreased by $8.6 million, or 4.8%, to $170.3 million for the nine months ended June 30, 2016, compared to $178.9 million for the nine months ended June 30, 2015. As a percentage of net sales, net earnings decreased by 50 basis points to 5.7% for the nine months ended June 30, 2016, compared to 6.2% for the nine months ended June 30, 2015;

•                  Cash provided by operations increased by $41.9 million to $248.8 million for the nine months ended June 30, 2016, compared to $206.9 million for the nine months ended June 30, 2015;

•                  During the nine months ended June 30, 2016, the Company redeemed in full its 6.875% senior notes due 2019 primarily with the net proceeds from its December 2015 issuance of $750.0 million principal amount of its 5.625% senior notes due 2025. For the nine months ended June 30, 2016, the Company recorded a loss on extinguishment of debt of $33.3 million in connection therewith; and

•                  During the nine months ended June 30, 2016, we repurchased and subsequently retired approximately 6.2 million shares of our common stock under the share repurchase program approved by our Board of Directors in August 2014, at an aggregate cost of approximately $162.4 million.

Overview

Description of Business

At June 30, 2016, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. We believe the Company is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of June 30, 2016, through Sally Beauty Supply and BSG, we had a multi-channel platform of 4,889 company-operated stores and supplied 183 franchised stores primarily in North America and selected South American and European countries. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Sally Beauty Supply stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the nine months ended June 30, 2016, our consolidated net sales and operating earnings were $2,976.3 million and $387.5 million, respectively.

As of June 30, 2016, Sally Beauty Supply operated 3,732 company-operated retail stores, 2,902 of which are located in the U.S., with the remaining 830 company-operated stores located in Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 18 franchised stores located in the United Kingdom, Belgium and certain other European countries. In the U.S. and Canada, our Sally Beauty Supply stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty Supply stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and electrical appliances. Sally Beauty Supply stores carry leading third-party brands, such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the nine months ended June 30, 2016, Sally Beauty Supply’s net sales and segment operating profit were $1,780.7 million and $312.8 million, respectively, representing 60% and 62% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of June 30, 2016, BSG had 1,157 company-operated stores, supplied 165 franchised stores and had a sales force of approximately 947 professional distributor sales consultants selling exclusively to salons and salon professionals in the U.S., and in Canada, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of beauty products featuring an average of 9,000 SKUs that include hair color and care, skin and nail care, beauty sundries and electrical appliances. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon industry. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. BSG is also the exclusive source for certain well-known third-party branded products pursuant to exclusive distribution agreements with certain suppliers within specified geographic territories. For the nine months ended June 30, 2016, BSG’s net sales and segment operating profit were $1,195.6 million and $192.6 million, respectively, representing 40% and 38% of our consolidated net sales and consolidated operating profit before unallocated corporate expenses and share-based compensation expenses.

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

During the nine months ended June 30, 2016 and 2015, the Company repurchased and subsequently retired approximately 6.2 million and 2.3 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $162.4 million and $74.3 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to us recording such repurchases, we recorded the excess in accumulated deficit.

As of June 30, 2016, we had approximately $610.1 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II — Other Information, of this Quarterly Report for additional information about the Company’s share repurchases.

Data Security Incidents

In the fiscal year ended September 30, 2014, we disclosed that we had experienced a data security incident (the “2014 data security incident”). In the fiscal year ended September 30, 2015, we disclosed that we had experienced a second data security incident (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe, may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred to date in connection with the data security incidents include professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents.

During the three months ended June 30, 2016, one of the payment card networks made claims against the Company’s acquiring banks for costs in the aggregate amount of approximately $0.9 million that it asserts its issuing banks have incurred in connection with the 2015 data security incident, including incremental counterfeit fraud losses and non-ordinary course operating expenses, such as card reissuance costs. The Company disputes the validity of these claims and intends to contest them vigorously. The Company has not yet received, but may in the future, receive notice of additional claims by other payment card networks.

For the nine months ended June 30, 2016 and 2015, selling, general and administrative expenses reflect expenses of $2.6 million and $5.0 million, respectively, relating to the data security incidents, including an accrued liability of approximately $2.9 million related to loss contingencies associated with the 2014 data security incident recorded during the fiscal year ended September 30, 2015 and an accrued liability of approximately $0.9 million related to loss contingencies associated with the 2015 data security incident recorded during the nine months ended June 30, 2016. As of June 30, 2016, the Company has an aggregate accrued liability relating to the data security incidents of $3.8 million. The Company’s estimated probable losses related to the claims made by the payment card networks in connection with the data security incidents are based on currently available information and expected payments associated with those claims. These estimates may change as new information becomes available or circumstances change.

We expect to incur additional costs and expenses related to the data security incidents in future periods. These costs may result from liabilities related to claims by payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of June 30, 2016, the scope of these additional costs, or a range thereof, cannot be reasonably estimated and, while we do not anticipate these additional costs or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs could be significant. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems,” “Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results” and “We have experienced data security incidents and are not yet able to determine the full extent or scope of the potential liabilities relating to these data security incidents” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Other Significant Items

Derivative Instruments

As a multinational corporation, we are subject to certain market risks including changes in market interest rates and foreign currency fluctuations. We may consider a variety of practices in the ordinary course of business to manage these market risks, including, when deemed appropriate, the use of derivative instruments such as interest rate swaps, and foreign currency forwards, options and collars, hereafter, “foreign exchange contracts.” Currently, we do not purchase or hold any derivative instruments for speculative or trading purposes.

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

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. As such, at June 30, 2016, we hold foreign currency forwards which enable us to sell approximately €3.2 million ($3.5 million, at the June 30, 2016 exchange rate) at the weighted average contractual exchange rate of 1.1290. The foreign currency forwards discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2016.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at June 30, 2016, we hold: (a) a foreign currency forward which enables us to sell approximately €22.2 million ($24.7 million, at the June 30, 2016 exchange rate) at the contractual exchange rate of 1.1107, (b) a foreign currency forward which enables us to sell approximately $7.9 million

Canadian dollars ($6.1 million, at the June 30, 2016 exchange rate) at the contractual exchange rate of 1.3001, (c) a foreign currency forward which enables us to buy approximately $11.2 million Canadian dollars ($8.7 million, at the June 30, 2016 exchange rate) at the contractual exchange rate of 1.3036, (d) a foreign currency forward which enables us to sell approximately 28.9 million Mexican pesos ($1.6 million, at the June 30, 2016 exchange rate) at the contractual exchange rate of 18.6220, and (e) a foreign currency forward which enables us to buy approximately £7.2 million ($9.6 million, at the June 30, 2016 exchange rate) at the contractual exchange rate of 1.3357. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the preceding paragraph) and expire on or before September 30, 2016.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the nine months ended June 30, 2016 and 2015, selling, general and administrative expenses include a net loss of $0.4 million and a net gain of $4.0 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk” contained in this Quarterly Report on Form 10-Q and Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for additional information about the Company’s foreign currency derivative instruments.

Share-Based Compensation Awards

The Company granted approximately 1.5 million and 1.2 million service-based stock options and approximately 40,000 and 219,000 service-based restricted share awards to its employees during the nine months ended June 30, 2016 and 2015, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $1.3 million and $4.8 million in the nine months ended June 30, 2016 and 2015, respectively, in connection with certain retirement eligible employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the “2010 Plan”). The Company also granted approximately 27,000 and 20,000 service-based restricted stock units to its non-employee directors during the nine months ended June 30, 2016 and 2015, respectively.

In addition, during the nine months ended June 30, 2016 the Company granted approximately 152,000 Performance-Based Units (“Performance Unit” or “Performance Units”) to its officers and employees under the 2010 Plan. Under the terms of the Performance Unit award, a grantee may earn from 0% to 200% of his or her target shares, with the ultimate settlement (and the expense recognized) dependent on the Company achieving certain specified cumulative performance targets during the three-year period ending on September 30, 2018 (the “Performance Period”) and satisfaction of the employee service condition. Periodic expense for Performance Unit awards, which is estimated quarterly, is based on the Company’s projected performance during the Performance Period compared to the performance targets contained in the award. Please see Note 7 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the Company’s Performance Unit awards.

For the nine months ended June 30, 2016 and 2015, share-based compensation costs charged against earnings and included in selling, general and administrative expenses for all share-based compensation arrangements were $10.0 million and $13.5 million, respectively.

Other Items

During the nine months ended June 30, 2016, the Company redeemed in full its 6.875% senior notes due 2019 primarily with the net proceeds from its December 2015 issuance of $750.0 million principal amount of its 5.625% senior notes due 2025. For the nine months ended June 30, 2016, the Company recorded a loss on extinguishment of debt of $33.3 million, including a call premium of $25.8 million and unamortized debt issuance costs of $7.5 million expensed, in connection therewith.

In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. The announcement of Brexit caused significant volatility in global stock and currency markets that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. Brexit may also create global economic uncertainty, which may cause our customers to reduce their spending at our stores. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

Results of Operations

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales	$998,161	$967,890	$2,976,260	$2,870,112
Cost of products sold and distribution expenses	499,185	486,571	1,495,761	1,447,572
Gross profit	498,976	481,319	1,480,499	1,422,540
Total other operating costs and expenses	364,892	350,470	1,093,021	1,046,447
Operating earnings	134,084	130,849	387,478	376,093
Interest expense	26,703	29,221	117,617	87,690
Earnings before provision for income taxes	107,381	101,628	269,861	288,403
Provision for income taxes	39,462	39,165	99,540	109,496
Net earnings	$67,919	$62,463	$170,321	$178,907

The following table shows the condensed results of operations of our business for the three and nine months ended June 30, 2016 and 2015, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	50.0%	50.3%	50.3%	50.4%
Gross profit	50.0%	49.7%	49.7%	49.6%
Total other operating costs and expenses	36.6%	36.2%	36.7%	36.5%
Operating earnings	13.4%	13.5%	13.0%	13.1%
Interest expense	2.6%	3.0%	3.9%	3.1%
Earnings before provision for income taxes	10.8%	10.5%	9.1%	10.0%
Provision for income taxes	4.0%	4.0%	3.4%	3.8%
Net earnings	6.8%	6.5%	5.7%	6.2%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales:
Sally Beauty Supply	$597,086	$588,593	$1,780,674	$1,747,222
BSG	401,075	379,297	1,195,586	1,122,890
Consolidated	$998,161	$967,890	$2,976,260	$2,870,112
Gross profit	$498,976	$481,319	$1,480,499	$1,422,540
Gross profit margin	50.0%	49.7%	49.7%	49.6%

Selling, general and administrative expenses	$339,459	$327,870	$1,020,497	$982,279
Depreciation and amortization	$25,433	$22,600	$72,524	$64,168
Earnings before provision for income taxes:
Segment operating profit:
Sally Beauty Supply	$104,797	$107,264	$312,849	$314,532
BSG	65,307	61,094	192,592	173,290
Segment operating profit	170,104	168,358	505,441	487,822
Unallocated expenses (a)	(33,182)	(34,643)	(107,952)	(98,263)
Share-based compensation expense	(2,838)	(2,866)	(10,011)	(13,466)
Operating earnings	134,084	130,849	387,478	376,093
Interest expense (b)	(26,703)	(29,221)	(117,617)	(87,690)
Earnings before provision for income taxes	$107,381	$101,628	$269,861	$288,403
Segment operating profit margin:
Sally Beauty Supply	17.6%	18.2%	17.6%	18.0%
BSG	16.3%	16.1%	16.1%	15.4%
Consolidated operating profit margin	13.4%	13.5%	13.0%	13.1%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			3,750	3,655
BSG			1,322	1,286
Consolidated			5,072	4,941
Same store sales growth (c)
Sally Beauty Supply	1.3%	2.0%	2.0%	1.7%
BSG	5.4%	5.6%	6.8%	5.1%
Consolidated	2.5%	3.1%	3.5%	2.7%

(a)         Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings.

(b)         For the nine months ended June 30, 2016, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company’s December 2015 redemption of its senior notes due 2019.

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

The Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Increase
Net sales:
Sally Beauty Supply	$597,086	$588,593	$8,493	1.4%
BSG	401,075	379,297	21,778	5.7%
Consolidated net sales	$998,161	$967,890	$30,271	3.1%

Gross profit:
Sally Beauty Supply	$329,987	$322,947	$7,040	2.2%
BSG	168,989	158,372	10,617	6.7%
Consolidated gross profit	$498,976	$481,319	$17,657	3.7%

Gross profit margin:
Sally Beauty Supply	55.3%	54.9%	0.4%
BSG	42.1%	41.8%	0.3%
Consolidated gross profit margin	50.0%	49.7%	0.3%

Net Sales

Consolidated net sales increased by $30.3 million, or 3.1%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $28.9 million, or 3.0%, and sales through our BSG distributor sales consultants contributed an increase in segment net sales of approximately $6.7 million, or 0.7% compared to the three months ended June 30, 2015. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $5.3 million, or 0.6%, compared to the three months ended June 30, 2015. Consolidated net sales for the three months ended June 30, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of $9.1 million, including the impact of a stronger U.S. dollar in the three months ended June 30, 2016.

For the three months ended June 30, 2016, consolidated net sales reflect a 2.5% same store sales growth rate compared to 3.1% for the three months ended June 30, 2015. For the three months ended June 30, 2016, our consolidated same store sales growth rate was adversely impacted primarily by lower customer traffic, partially offset by higher average transaction size in the Sally Beauty Supply segment in the U.S., as more fully discussed below, and by favorable changes in product mix (to higher priced items) resulting from a shift in customer preferences in both business segments.

The $30.3 million increase in consolidated net sales reflects, in our Sally Beauty Supply segment, increases in average unit prices resulting primarily from selective price increases in certain geographical areas of the U.S. and, in our BSG segment, increases in unit volume (including increases in sales at existing stores and the incremental sales from 39 BSG company-operated stores opened or acquired during the last twelve months) and increases in average unit prices (resulting from changes in product mix), as more fully discussed below.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $8.5 million, or 1.4%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $15.0 million, or 2.6%. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a net decrease in sales of approximately $6.5 million, or 1.1%, compared to the three months ended June 30, 2015. Net sales for Sally Beauty Supply for the three months ended June 30, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $7.4 million.

For the three months ended June 30, 2016, the Sally Beauty Supply segment’s net sales reflect a 1.3% same store sales growth rate compared to 2.0% for the three months ended June 30, 2015. For the three months ended June 30, 2016, the Sally Beauty Supply segment’s same store sales growth rate was adversely impacted by lower customer traffic in the U.S., partially offset by higher average transaction size and by favorable changes in product mix (to higher priced items) resulting from a shift in customer preferences in the U.S.

The $8.5 million increase in the Sally Beauty Supply segment’s net sales reflects increases in average unit prices resulting from selective price increases in certain geographical areas of the U.S. and the introduction of certain products with higher average unit prices in the preceding 12 months.

Beauty Systems Group.  Net sales for BSG increased by $21.8 million, or 5.7%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $13.8 million, or 3.7%, and sales through our distributor sales consultants contributed an increase in segment net sales of approximately $6.7 million, or 1.8% compared to the three months ended June 30, 2015. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months) in the aggregate contributed a net increase in sales of approximately $1.2 million, or 0.3%, compared to the three months ended June 30, 2015. Net sales for BSG for the three months ended June 30, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $1.8 million.

For the three months ended June 30, 2016, the BSG segment’s net sales reflect a 5.4% same store sales growth rate compared to 5.6% for the three months ended June 30, 2015. For the three months ended June 30, 2016, the BSG’s segment’s same store sales growth rate reflects a lower expansion rate in customer traffic in the U.S., compared to the three months ended June 30, 2015.

The $21.8 million increase in the BSG segment’s net sales is primarily the result of an increase in both unit volume (including increases in sales at existing stores and the incremental sales from 39 company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix, including as a result of the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

Consolidated gross profit increased by $17.7 million, or 3.7%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, principally due to higher sales volume and improved gross profit margins in both business segments, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, was 50.0% for the three months ended June 30, 2016, compared to 49.7% for the three months ended June 30, 2015.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $7.0 million, or 2.2%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, principally as a result of higher sales volume and improved gross profit margin. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 55.3% for the three months ended June 30, 2016, compared to 54.9% for the three months ended June 30, 2015 primarily as a result of selective price increases in certain geographical areas of the U.S., fewer promotions and a shift in product mix (to higher margin products) resulting from a shift in customer preferences.

Beauty Systems Group.  BSG’s gross profit increased by $10.6 million, or 6.7%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, principally as a result of higher sales volume and improved gross profit margin. BSG’s gross profit as a percentage of net sales increased to 42.1% for the three months ended June 30, 2016, compared to 41.8% for the three months ended June 30, 2015 primarily as a result of a shift in product mix (to higher margin product) resulting from a shift in customer preferences and in sales channel mix (to higher margin store-based product sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $11.6 million, or 3.5%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. This increase was attributable in part to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened or acquired in the preceding 12 months (approximately 135 net additional company-operated stores added since June 30, 2015, which represents a 2.8% increase in the number of stores). In addition, the increase reflects higher compensation and compensation-related expenses of $12.4 million (including incremental compensation in connection with stores added since June 30, 2015, and higher employee health insurance expense of $2.5 million), higher expenses related to on-going upgrades to our information technology systems (approximately $3.6 million), higher credit card fees (approximately $1.2 million) and higher legal and other professional fees mainly in connection with certain corporate initiatives (approximately $1.4 million). This increase was partially offset by favorable expense adjustments resulting from a decrease in estimated future payments in connection with the Company’s self-insurance programs of $6.3 million, lower corporate expenses related to the data security incidents ($1.8 million) and by the absence of expenses related to the 2015 Germany restructuring initiative (approximately $1.1 million) during the three months ended June 30, 2016. Selling, general and administrative expenses, as a percentage of net sales, increased to 34.0% for the three months ended June 30, 2016, compared to 33.9% for the three months ended June 30, 2015.

Depreciation and Amortization

Consolidated depreciation and amortization was $25.4 million for the three months ended June 30, 2016, compared to $22.6 million for the three months ended June 30, 2015. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$104,797	$107,264	$(2,467)	(2.3)%
BSG	65,307	61,094	4,213	6.9%
Segment operating profit	170,104	168,358	1,746	1.0%
Unallocated expenses	(33,182)	(34,643)	(1,461)	(4.2)%
Share-based compensation expense	(2,838)	(2,866)	(28)	(1.0)%
Operating earnings	$134,084	$130,849	$3,235	2.5%

Consolidated operating earnings increased by $3.2 million, or 2.5%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily as a result of an increase in our BSG segment’s operating profit and lower unallocated expenses, partially offset by a decrease in our Sally Beauty Supply segment’s operating profit, as more fully discussed below. Operating earnings, as a percentage of net sales, was 13.4% for the three months ended June 30, 2016, compared to 13.5% for the three months ended June 30, 2015. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, as more fully discussed below, partially offset by the improvement in consolidated gross profit margin described above.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $2.5 million, or 2.3%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily a result of higher operating expenses, partially offset by the increase in the segment’s net sales and the improved gross profit margin described above. This decrease reflects the incremental costs related to 96 net additional company-operated stores (stores opened during the past twelve months, which represents a 2.6% increase in the number of stores) operating during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, higher depreciation expense principally associated with recent store openings and remodels (approximately $2.5 million) and higher expenses related to on-going upgrades to our information technology systems (approximately $2.0 million). This decrease was partially offset by the absence of expenses related to the 2015 Germany restructuring initiative (approximately $1.1 million) during the three months ended June 30, 2016. Segment operating earnings, as a percentage of net sales, decreased by 60 basis points to 17.6% for the three months ended June 30, 2016, compared to 18.2% for the three months ended June 30, 2015. This decrease reflects higher segment operating expenses as a percentage of the segment’s net sales, including the expense increases discussed in this paragraph, partially offset by the increase in the segment’s gross profit margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $4.2 million, or 6.9%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily a result of the increase in the segment’s net sales and the improved gross profit margin described above. This increase was partially offset by the incremental costs related to 39 net additional company-operated stores (stores opened or acquired during the past twelve months, which represents a 3.5% increase in the number of stores) operating during the three months ended June 30, 2016, compared to the three months ended June 30, 2015 and by higher credit card fees of $0.6 million. Segment operating earnings, as a percentage of net sales, increased by 20 basis points to 16.3% for the three months ended June 30, 2016, compared to 16.1% for the three months ended June 30, 2015. This increase reflects the increase in the segment’s gross profit margin described above.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, decreased by $1.5 million, or 4.2%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily as a result of favorable expense adjustments resulting from a decrease in estimated future payments in connection with the Company’s self-insurance programs of $6.3 million and lower expenses related to the data security incidents of $1.8 million. This decrease was partially offset by higher compensation and compensation-related expenses of $3.4 million (including higher employee health insurance expense of $1.4 million), corporate expenses related to on-going upgrades to our information technology systems of $1.3 million, legal and other professional fees mainly in connection with certain corporate initiatives of $0.9 million and foreign currency transaction losses of $0.7 million.

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements was $2.8 million for the three months ended June 30, 2016, compared to $2.9 million for the three months ended June 30, 2015.

Interest Expense

Interest expense decreased to $26.7 million for the three months ended June 30, 2016, compared to $29.2 million for the three months ended June 30, 2015 principally due to the impact of our debt refinancing in December 2015. Please see Liquidity and Capital Resources below for additional information about the Company’s debt and recent debt refinancing activities.

Provision for Income Taxes

The provision for income taxes was $39.5 million and $39.2 million, and the effective income tax rate was 36.7% and 38.5%, for the three months ended June 30, 2016 and 2015, respectively. The lower effective income tax rate for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, is primarily due to a decrease in the losses subject to valuation allowances.

The annual effective tax rate for the full fiscal year 2016 is currently expected to be in the range of 37.5% to 38.5%, versus a comparable actual tax rate for the full fiscal year 2015 of 37.9%.

Net Earnings

As a result of the foregoing, consolidated net earnings increased by $5.5 million, or 8.7%, to $67.9 million for the three months ended June 30, 2016, compared to $62.5 million for the three months ended June 30, 2015. Net earnings, as a percentage of net sales, increased by 30 basis points to 6.8% for the three months ended June 30, 2016, compared to 6.5% for the three months ended June 30, 2015.

The Nine Months Ended June 30, 2016 compared to the Nine Months Ended June 30, 2015

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Nine Months Ended June 30,
	2016	2015	Increase
Net sales:
Sally Beauty Supply	$1,780,674	$1,747,222	$33,452	1.9%
BSG	1,195,586	1,122,890	72,696	6.5%
Consolidated net sales	$2,976,260	$2,870,112	$106,148	3.7%

Gross profit:
Sally Beauty Supply	$982,995	$958,457	$24,538	2.6%
BSG	497,504	464,083	33,421	7.2%
Consolidated gross profit	$1,480,499	$1,422,540	$57,959	4.1%

Gross profit margin:
Sally Beauty Supply	55.2%	54.9%	0.3%
BSG	41.6%	41.3%	0.3%
Consolidated gross profit margin	49.7%	49.6%	0.1%

Net Sales

Consolidated net sales increased by $106.1 million, or 3.7%, for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $99.8 million, or 3.5%, and sales through our BSG distributor sales consultants contributed an increase in segment net sales of approximately $18.7 million, or 0.7% compared to the nine months ended June 30, 2015. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $12.3 million, or 0.4%, compared to the nine months ended June 30, 2015. Consolidated net sales for the nine months ended June 30, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of $43.7 million, including the impact of a stronger U.S. dollar in the nine months ended June 30, 2016.

For the nine months ended June 30, 2016, consolidated net sales reflect a 3.5% same store sales growth rate compared to 2.7% for the nine months ended June 30, 2015. For the nine months ended June 30, 2016, our consolidated same store sales growth rate was positively impacted by an increase in average transaction size in both operating segments, as well as improved customer traffic in our BSG segment in the U.S., as more fully discussed below.

The $106.1 million increase in consolidated net sales reflects, in our Sally Beauty Supply segment, increases in average unit prices resulting primarily from selective price increases in certain geographical areas of the U.S. and, in our BSG segment, increases in unit volume (including increases in sales at existing stores and the incremental sales from 39 BSG company-operated stores opened or acquired during the last twelve months) and increases in average unit prices (resulting from changes in product mix), as more fully discussed below.

Sally Beauty Supply.  Net sales for Sally Beauty Supply increased by $33.5 million, or 1.9%, for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $51.0 million, or 2.9%. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a net decrease in sales of approximately $17.6 million, or 1.0%, compared to the nine months ended June 30, 2015. Net sales for Sally Beauty Supply for the nine months ended June 30, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $33.9 million.

For the nine months ended June 30, 2016, the Sally Beauty Supply segment’s net sales reflect a 2.0% same store sales growth rate compared to 1.7% for the nine months ended June 30, 2015. For the nine months ended June 30, 2016, the Sally Beauty Supply segment’s same store sales growth rate was positively impacted by an increase in average transaction size, including the impact of selective price increases in certain geographical areas of the U.S., and by favorable changes in product mix resulting from a shift in customer preferences.

The $33.5 million increase in the Sally Beauty Supply segment’s net sales reflects increases in average unit prices resulting from selective price increases in certain geographical areas of the U.S. and the introduction of certain products with higher average unit prices in the preceding 12 months.

Beauty Systems Group.  Net sales for BSG increased by $72.7 million, or 6.5%, for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $48.8 million, or 4.4%, and sales through our distributor sales consultants contributed an increase in segment net sales of approximately $18.7 million, or 1.7% compared to the nine months ended June 30, 2015. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months) in the aggregate contributed a net increase in sales of approximately $5.2 million, or 0.5%, compared to the nine months ended June 30, 2015. Net sales for BSG for the nine months ended June 30, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $9.8 million.

For the nine months ended June 30, 2016, the BSG segment’s net sales reflect a 6.8% same store sales growth rate compared to 5.1% for the nine months ended June 30, 2015. BSG’s segment’s same store sales growth rate was positively impacted by improved customer traffic in the U.S., compared to the nine months ended June 30, 2015.

The $72.7 million increase in the BSG segment’s net sales is primarily the result of an increase in both unit volume (including increases in sales at existing stores and the incremental sales from 39 company-operated stores opened or acquired during the last twelve months) and increases in average unit prices (resulting from changes in product mix, including as a result of the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

Consolidated gross profit increased by $58.0 million, or 4.1%, for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015, principally due to higher sales volume and improved gross profit margins in both business segments, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, was 49.7% for the nine months ended June 30, 2016, compared to 49.6% for the nine months ended June 30, 2015.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit increased by $24.5 million, or 2.6%, for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015, principally as a result of higher sales volume and improved gross profit margin. Sally Beauty Supply’s gross profit as a percentage of net sales increased to 55.2% for the nine months ended June 30, 2016, compared to 54.9% for the nine months ended June 30, 2015. This increase was primarily the result of selective price increases in certain geographical areas of the U.S., fewer promotions and a shift in product mix (to higher margin product) resulting from a shift in customer preferences.

Beauty Systems Group.  BSG’s gross profit increased by $33.4 million, or 7.2%, for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015, principally as a result of higher sales volume and improved gross profit margin. BSG’s gross profit as a percentage of net sales increased to 41.6% for the nine months ended June 30, 2016, compared to 41.3% for the nine months ended June 30, 2015 primarily as a result of a shift in product mix (to higher margin product) resulting from a shift in customer preferences and sales channel mix (to higher margin store-based product sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $38.2 million, or 3.9%, for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015. This increase was attributable in part to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened or acquired in the preceding 12 months (approximately 135 net additional company-operated stores added since June 30, 2015, which represents a 2.8% increase in the number of stores). In addition, the increase reflects higher employee compensation and compensation-related expenses of $26.4 million (including incremental compensation in connection with stores added since June 30, 2015, higher employee health insurance expense of $3.1 million and expenses incurred in connection with our ongoing management transition plans of $1.3 million), higher expenses related to on-going upgrades to our information technology systems (approximately $11.1 million), legal and other professional fees mainly in connection with certain corporate initiatives (approximately $4.3 million) and higher credit card fees (approximately $2.9 million). The increase in selling, general and administrative expenses was partially offset by favorable expense adjustments resulting from a decrease in estimated future payments in connection with the Company’s self-insurance programs of $6.3 million, by lower corporate expenses related to the data security incidents ($2.3 million) and by the absence of expenses related to the 2015 Germany restructuring initiative (approximately $1.1 million) during the three months ended June 30, 2016. Selling, general and administrative expenses, as a percentage of net sales, were 34.3% for the nine months ended June 30, 2016, compared to 34.2% for the nine months ended June 30, 2015.

Depreciation and Amortization

Consolidated depreciation and amortization was $72.5 million for the nine months ended June 30, 2016, compared to $64.2 million for the nine months ended June 30, 2015. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Nine months ended June 30,
	2016	2015	Increase (Decrease)
Operating Earnings:
Segment operating profit:
Sally Beauty Supply	$312,849	$314,532	$(1,683)	(0.5)%
BSG	192,592	173,290	19,302	11.1%
Segment operating profit	505,441	487,822	17,619	3.6%
Unallocated expenses	(107,952)	(98,263)	9,689	9.9%
Share-based compensation expense	(10,011)	(13,466)	(3,455)	(25.7)%
Operating earnings	$387,478	$376,093	$11,385	3.0%

Consolidated operating earnings increased by $11.4 million, or 3.0%, for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015, primarily as a result of increased net sales and improved gross profit margin in both operating segments, and lower share-based compensation expense, partially offset by higher unallocated expenses, as more fully discussed below. Operating earnings, as a percentage of net sales, was 13.0% for the nine months ended June 30, 2016, compared to 13.1% for the nine months ended June 30, 2015. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, as more fully discussed below, partially offset by the slight improvement in consolidated gross profit margin described above.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $1.7 million, or 0.5%, for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015, primarily a result of the incremental costs related to 96 net additional company-operated stores (stores opened during the past twelve months, which represents a 2.6% increase in the number of stores) operating during the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015, higher depreciation expense principally associated with recent store openings and remodels (approximately $6.8 million) and higher expenses related to on-going upgrades to our information technology systems (approximately $4.7 million). This decrease was partially offset by the increase in the segment’s net sales and the improved gross profit margin described above. Segment operating earnings, as a percentage of net sales, decreased by 40 basis points to 17.6% for the nine months ended June 30, 2016, compared to 18.0% for the nine months ended June 30, 2015. This decrease reflects higher segment operating expenses as a percentage of the segment’s net sales, including the expense increases discussed in this paragraph, partially offset by the improvement in the segment’s gross profit margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $19.3 million, or 11.1%, for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015, primarily a result of the increase in the segment’s net sales and the improved gross profit margin described above. This increase was partially offset by the incremental costs related to 39 net additional company-operated stores (stores opened or acquired during the past twelve months, which represents a 3.5% increase in the number of stores) operating during the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015. Segment operating earnings, as a percentage of net sales, increased by 70 basis points to 16.1% for the nine months ended June 30, 2016, compared to 15.4% for the nine months ended June 30, 2015. This increase reflects the increase in the segment’s gross profit margin described above, as well as a decrease in segment operating expenses as a percentage of the segment’s net sales.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $9.7 million, or 9.9%, for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015. This increase was due primarily to higher employee compensation and compensation-related expenses of $7.0 million (including expenses incurred in connection with our ongoing management transition plans of $1.3 million), higher corporate expenses related to on-going upgrades to our information technology systems of $5.4 million, legal and other professional fees mainly in connection with certain corporate initiatives of $3.4 million and foreign currency transaction losses of $0.8 million. This increase was partially offset by favorable expense adjustments resulting from a decrease in estimated future payments in connection with the Company’s self-insurance programs of $6.3 million and by lower expenses related to the data security incidents of $2.3 million

Share-based Compensation Expense. Total compensation costs charged against income for share-based compensation arrangements decreased by $3.5 million to $10.0 million for the nine months ended June 30, 2016, compared to $13.5 million for the nine months ended June 30, 2015. This decrease was mainly due to the timing of expense recognition in connection with retirement-eligible grantees during the nine months ended June 30, 2016 and the impact of awards that became fully vested after June 30, 2015.

Interest Expense

Interest expense increased by $29.9 million to $117.6 million for the nine months ended June 30, 2016, compared to $87.7 million for the nine months ended June 30, 2015 principally due to the impact of our debt refinancing in December 2015, including a loss on extinguishment of debt of $33.3 million recognized in connection with such debt refinancing. Please see Liquidity and Capital Resources below for additional information about the Company’s debt and recent debt refinancing activities.

Provision for Income Taxes

The provision for income taxes was $99.5 million and $109.5 million, and the effective income tax rate was 36.9% and 38.0%, for the nine months ended June 30, 2016 and 2015, respectively. The lower effective income tax rate for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015, is primarily due to a decrease in the losses subject to valuation allowances.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $8.6 million, or 4.8%, to $170.3 million for the nine months ended June 30, 2016, compared to $178.9 million for the nine months ended June 30, 2015. Net earnings, as a percentage of net sales, decreased by 50 basis points to 5.7% for the nine months ended June 30, 2016, compared to 6.2% for the nine months ended June 30, 2015.

Financial Condition

June 30, 2016 Compared to September 30, 2015

Working capital (current assets less current liabilities) decreased by $4.9 million to $690.6 million at June 30, 2016, compared to $695.4 million at September 30, 2015. The ratio of current assets to current liabilities was 2.47 to 1.00 at June 30, 2016, compared to 2.41 to 1.00 at September 30, 2015. The decrease in working capital reflects a decrease of $28.0 million in current assets and a decrease of $23.1 million in current liabilities. The decrease in current assets as of June 30, 2016, is principally due to a decrease in cash and cash equivalents of $49.0 million (please see “Liquidity and Capital Resources” below for a description of our sources and uses of cash) and a decrease in trade accounts receivable and accounts receivable, other, in the aggregate, of $6.6 million, partially offset by an increase of $24.0 million in inventory and an increase in other current assets of $3.6 million. The decrease in current liabilities is principally due to a decrease of $24.0 million in accrued liabilities, as discussed below.

Trade accounts receivable and accounts receivable, other, in the aggregate, decreased by $6.6 million to $84.5 million at June 30, 2016, compared to $91.1 million at September 30, 2015 due primarily to the timing of collections from customers and vendors of balances outstanding and the impact of foreign currency translation adjustments. Inventory increased by $24.0 million to $909.3 million at June 30, 2016, compared to $885.2 million at September 30, 2015 due primarily to an increase in company-operated stores (approximately 97 net additional company-operated Sally Beauty Supply and BSG stores added since September 30, 2015) and the addition of new brands in the BSG segment, partially offset by the impact of foreign currency translation adjustments. Other current assets increased by $3.6 million to $40.6 million at June 30, 2016, compared to $37.0 million at September 30, 2015 due primarily to the timing of prepayment of certain maintenance contracts in the ordinary course of our business. Accrued liabilities decreased by $24.0 million to $184.7 million at June 30, 2016, compared to $208.7 million at September 30, 2015 due primarily to our payment in full of interest on the Company’s 6.875% Senior Notes due 2019 upon their redemption and the timing of payments of interest on the senior notes due 2022, the senior notes due 2023 and the senior notes due 2025. Interest on our senior notes is payable semi-annually, during the Company’s first and third fiscal quarters. The decrease in accrued liabilities was partially offset by an increase in accrued insurance of approximately $3.5 million in the ordinary course of our business.

Net property and equipment increased by $37.0 million to $307.8 million at June 30, 2016, compared to $270.8 million at September 30, 2015, due primarily to capital expenditures of $106.1 million (mainly in connection with store openings in both operating segments, the remodel, expansion or relocation of existing stores in the U.S., upgrades to certain distribution centers in the U.S. and ongoing information technology upgrades) including amounts incurred but not paid at June 30, 2016. This increase was partially offset by depreciation expense of $62.3 million, foreign currency translation adjustments of approximately $4.4 million and asset disposals of $2.5 million in the normal course of our business.

Total stockholders’ deficit, for the nine months ended June 30, 2016, decreased by $14.9 million primarily as a result of net earnings of $170.3 million, and share-based compensation expense, the impact of exercises of stock options and other share-based compensation activity, in the aggregate, of approximately $23.2 million, partially offset by our repurchase and subsequent retirement of approximately 6.2 million shares of our common stock for approximately $162.4 million and foreign currency translation adjustments, net of tax, of $16.2 million.

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

At June 30, 2016, cash and cash equivalents were $91.0 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, fund share repurchases and potential acquisitions and finance anticipated capital expenditures, including information technology upgrades, over the next twelve months.

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

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. The funds drawn on an individual occasion during the nine months ended June 30, 2016 have varied in amounts up to $20.0 million, total amounts outstanding have ranged from zero up to $90.0 million and the average daily balance outstanding was $20.3 million. During the nine months ended June 30, 2016, the weighted average interest rate on our borrowings under the ABL facility was 2.4%. The amounts drawn are generally paid down with cash provided by our operating activities. As of June 30, 2016, there were no borrowings outstanding under the ABL facility and Sally Holdings had $478.4 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

During the nine months ended June 30, 2016 and 2015, the Company repurchased and subsequently retired approximately 6.2 million and 2.3 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $162.4 million and $74.3 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. We did not purchase any shares of our common stock during the three months ended June 30, 2016. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to us recording such repurchases, we recorded the excess in accumulated deficit.

As of June 30, 2016, we had approximately $610.1 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for acquisitions, capital expenditures, repayments and servicing of long-term debt and share repurchases. The following table shows our sources and uses of funds for the nine months ended June 30, 2016 and 2015 (in thousands):

	Nine months ended June 30,
	2016	2015
Net cash provided by operating activities	$248,813	$206,911
Net cash used by investing activities	(110,520)	(73,414)
Net cash (used) provided by financing activities	(187,093)	916
Effect of foreign currency exchange rate changes on cash and cash equivalents	(241)	(1,843)
Net (decrease) increase in cash and cash equivalents	$(49,041)	$132,570

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2016 increased by $41.9 million to $248.8 million, compared to $206.9 million during the nine months ended June 30, 2015 mainly due to an increase in net earnings before loss on extinguishment of debt, share-based compensation, depreciation and amortization expenses, deferred income taxes and excess tax benefits resulting from share-based compensation activity (in the aggregate, $57.2 million), partially offset by changes in the components of working capital, other assets and other liabilities (in the aggregate, $15.4 million).

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2016 increased by $37.1 million to $110.5 million, compared to $73.4 million during the nine months ended June 30, 2015. This increase reflects incremental capital expenditures primarily related to store openings and ongoing information technology upgrades in both business segments, and store remodels in the Sally Beauty Supply segment (primarily in the U.S.) in the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015 ($40.0 million), partially offset by incremental proceeds from sale of property and equipment ($2.4 million).

Net Cash (Used) Provided by Financing Activities

Net cash (used) provided by financing activities changed by $188.0 million to cash used of $187.1 million during the nine months ended June 30, 2016, compared to cash provided of $0.9 million during the nine months ended June 30, 2015, primarily due to an increase in share repurchases under the 2014 Share Repurchase Program ($88.1 million), incremental net repayments of debt and the payment of debt issuance costs, in the aggregate, of $38.5 million in connection with our redemption of the senior notes due 2019 and issuance of the senior notes due 2025 in December 2015, and a decrease in proceeds from exercises of stock options and excess tax benefits resulting from share-based compensation activity, in the aggregate, of $61.5 million.

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

In the fiscal year 2012, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both indirectly wholly-owned subsidiaries of the Company, issued $750.0 million aggregate principal amount of their 6.875% Senior Notes due 2019 (the “senior notes due 2019”) and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the “senior notes due 2022”), including $150.0 million of the aggregate principal amount of the senior notes due 2022 issued at par plus a premium. Such premium is being amortized over the term of the notes using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million (substantially all of which was incurred in 2006 in connection with our separation from Alberto-Culver) and for general corporate purposes. In December 2015, the Company redeemed in full the senior notes due 2019 at a redemption premium equal to 103.438% primarily with the net proceeds from the issuance of the 5.625% Senior Notes due 2025 (the “senior notes due 2025”) , as further discussed below.

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

The principal amount of long-term debt (excluding capitalized leases) as of June 30, 2016 is as follows (dollars in thousands):

	Principal Amount(a)	Maturity Dates	Interest Rates (b)
ABL facility	$—	July 2018	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR (c) plus (1.50% to 1.75%)
Senior notes due 2022	850,000	June 2022	5.750%
Senior notes due 2023	200,000	Nov. 2023	5.500%
Senior notes due 2025	750,000	Dec. 2025	5.625%
Total	$1,800,000

(a)         Amounts reported above do not reflect capital lease obligations of $2.3 million, unamortized premium of $5.8 million related to notes with an aggregate principal amount of $150.0 million or unamortized debt issuance costs in the aggregate amount of $24.5 million.

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

The ABL facility and the indentures governing the senior notes due 2022, 2023 and 2025 contain other covenants regarding restrictions on assets dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of June 30, 2016, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At June 30, 2016, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the Senior Notes contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At June 30, 2016, the Company’s Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the Senior Notes also restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006 (for the senior notes due 2022 and the senior notes due 2023) or since October 1, 2015 (for the senior notes due 2025), plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes plus (v) $350 million (for the senior notes due 2025). Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At June 30, 2016, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of June 30, 2016, the Consolidated Fixed Charge Coverage Ratio was approximately 3.2 to 1.0.

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

Capital Requirements

During the nine months ended June 30, 2016, capital expenditures were approximately $106.1 million, including amounts incurred but not paid at June 30, 2016. For fiscal year 2016, we anticipate total capital expenditures to be in the range of approximately $125.0 million to $135.0 million, excluding acquisitions. These capital expenditures will primarily fund (a) the addition of new stores, (b) the remodel, expansion or relocation of existing stores, (c) upgrades to certain distribution centers in the U.S., as well as (d) certain corporate projects in the ordinary course of our business, including ongoing information technology upgrades.

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

Off-Balance Sheet Financing Arrangements

At June 30, 2016 and September 30, 2015, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, as well as outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $21.6 million and $23.1 million at June 30, 2016 and September 30, 2015, respectively.

Inflation

We believe inflation has not had a material effect on our results of operations in the current or prior periods presented in this Quarterly Report.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America. For each of the fiscal years 2015, 2014 and 2013, approximately 19% of our consolidated net sales were made in currencies other than the U.S. dollar. For the nine months ended June 30, 2016, consolidated net sales are inclusive of an approximately $43.7 million net negative impact from changes in foreign currency exchange rates and other comprehensive income (loss) reflects approximately $16.2 million in foreign currency translation adjustments, net of tax. For the nine months ended June 30, 2016, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.7% in the nine months ended June 30, 2016 and would have impacted our consolidated total assets by approximately 2.4% at June 30, 2016.

Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. As more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, the Company uses from time to time foreign exchange contracts to mitigate its remaining exposure to changes in foreign currency exchange rates. There have been no material changes to the aggregate notional amount of foreign exchange contracts held by the Company since September 30, 2015. At June 30, 2016, the aggregate net fair value of all foreign exchange contracts was less than $0.1 million, consisting of contracts in an asset position of approximately $0.1 million and contracts in a liability position of approximately $0.1 million.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect a net loss of $0.4 million and a net gain of $4.0 million for the nine months ended June 30, 2016 and 2015, respectively, in connection with all of the Company’s foreign currency derivatives instruments, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. There were no borrowing under the ABL facility outstanding at June 30, 2016 and the Company held no interest rate swaps or similar derivative instruments.

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

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at June 30, 2016.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2016, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date:	August 4, 2016

By:	/s/ Mark J. Flaherty
Mark J. Flaherty
Senior Vice President and Chief Financial Officer
For the Registrant and as its Principal Financial Officer