Form 10-K
period 2016-09-30
Sally Beauty Holdings, Inc.
filed 2016-11-15
CIK 1368458

Use these links to rapidly review the document

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES Financial Statements Years ended September 30, 2016, 2015 and 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐    NO ☒

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on March 31, 2016 was approximately $4,716,726,000. At November 9, 2016, there were 144,109,429 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

  •
  our ability to efficiently manage and control our costs and the success of our cost control plans;

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

  •
  integrating acquired businesses;

ii

  •
  the success of our initiatives to expand into new geographies;

  •
  the success of our existing stores, and our ability to increase sales at existing stores;

  •
  opening and operating new stores profitably;

  •
  the volume of traffic to our stores;

  •
  the impact of the health of the economy upon our business;

  •
  conducting business outside the United States;

  •
  the impact of Britain's vote to leave the European Union and related or other disruptive events in the European Union or other geographies in which we conduct business;

  •
  rising labor and rental costs;

  •
  protecting our intellectual property rights, particularly our trademarks;

  •
  the risk that our products may infringe on the intellectual property rights of others;

  •
  successfully updating and integrating our information technology systems;

  •
  disruption in our information technology systems;

  •
  a significant data security breach, including misappropriation of our customers', employees' or suppliers' confidential information, and the potential costs related thereto;

  •
  the negative impact on our reputation and loss of confidence of our customers, suppliers and others arising from a significant data security breach;

  •
  the costs and diversion of management's attention required to investigate and remediate a data security breach and to continuously upgrade our information technology security systems to address evolving cyber-security threats;

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

  •
  being a holding company, with no operations of our own, and depending on our subsidiaries for our liquidity needs;

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

iii

PART I

ITEM 1. BUSINESS

Introduction

Sally Beauty Holdings, Inc. is an international specialty retailer and distributor of professional beauty supplies with operations primarily in North America, South America and Europe. We believe the Company is the largest distributor of professional beauty supplies in the U.S. based on store count. At September 30, 2016, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group (BSG), and, through Sally Beauty Supply and BSG, we operated a multi-channel platform of 4,937 company-operated stores and supplied 182 franchised stores. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America, with approximately 936 professional distributor sales consultants who sell directly to salons and salon professionals. Sally Beauty Supply targets retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. Through Sally Beauty Supply and BSG, we have store locations in the United States (including Puerto Rico), Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. For each of the fiscal years ended September 30, 2016, 2015 and 2014, over 80% of our consolidated net sales were from customers located in the U.S. For the fiscal year ended September 30, 2016, our consolidated net sales and operating earnings were $3,952.6 million and $498.3 million, respectively.

Professional Beauty Supply Industry Distribution Channels

The professional beauty supply industry serves end-users through four distribution channels: full-service/exclusive distribution, open-line distribution, direct and mega-salon stores.

Full-Service/Exclusive

This channel exclusively serves salons and salon professionals and distributes "professional-only" products for use in salons and resale to consumers in salons. Many brands are distributed through exclusive arrangements with suppliers by geographic territory. We believe that BSG is a leading full-service distributor in the U.S. In addition, we offer our BSG products for sale to salons and salon professionals through the Company's websites (including www.cosmoprofbeauty.com, www.cosmoprofequipment.com and www.loxabeauty.com).

Open-Line

This channel serves retail consumers and salon professionals through retail stores and the internet. This channel is served by a large number of localized retailers and distributors, with only a few having a regional presence and significant channel share. We believe that Sally Beauty Supply is the largest open-line distributor in the U.S. with its nationwide network of retail stores. In addition, the Company's websites (including www.sallybeauty.com) and other e-commerce platforms provide retail consumers and salon professionals access to product offerings and information beyond our retail stores.

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

Key Industry and Business Trends

We operate within the large and growing professional beauty supply industry primarily in the U.S., but also in 12 additional countries across North America, South America and Europe. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

High level of marketplace fragmentation.    The U.S. salon industry is highly fragmented with approximately 295,000 salons and barbershops. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

Growth in chair renting and frequent stocking needs.    Salon professionals primarily rely on just-in-time inventory due to capital constraints and a lack of warehouse and shelf space at salons. In addition, chair renters (formerly referred to as booth renters) and suite renters, who now comprise a significant percentage of total U.S. salon professionals, are often responsible for purchasing their own supplies. Historically, the number of chair renters and suite renters has significantly increased as a percentage of total salon professionals, and we expect this trend to continue. Given their smaller individual purchases and relative lack of financial resources, chair renters and suite renters are likely to be dependent on frequent trips to professional beauty supply stores, like BSG and Sally Beauty Supply. We expect that these factors will continue to drive demand for conveniently located professional beauty supply stores.

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

Favorable consumer trends.    Our industry is characterized by continuously changing fashion-related trends that drive new styles, including hair and nail styles, and continuing demand for beauty products. In addition, we expect the aging baby-boomer population in the U.S. to continue to drive sales growth in certain professional beauty product categories, including through an increase in the usage of hair color and hair loss products. Our continued success depends largely on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty products. We continuously adapt our marketing and merchandising initiatives in an effort to expand our market reach or to respond to changing consumer preferences. If we are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands, our business could suffer. Please see "Risk Factors—We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner."

International growth strategies.    A key element of our growth strategy is to capitalize on international growth opportunities and to grow our current level of non-U.S. operations. For example, our number of international company-operated stores increased from 679 stores to 946 stores during the last five years. In addition, we have completed a number of international acquisitions over the past several years that increased our European and South American footprint. We intend to continue to identify and evaluate non-U.S. acquisition and/or organic international growth opportunities. Our ability to grow our non-U.S. operations, integrate our new non-U.S. acquisitions and successfully pursue additional non-U.S. acquisition and/or organic international growth opportunities may be affected by business, legal, regulatory and economic risks. Please see "Risk Factors—We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions," "If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations" and "Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks."

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

Relationships with suppliers.    Sally Beauty Supply and BSG, and their respective suppliers are dependent on each other for the distribution of beauty products. We do not manufacture any of the products we sell, including our exclusive-label products, and purchase these products from a limited number of manufacturers. As is typical in distribution businesses (particularly in our industry), these relationships are subject to change from time to time (which often results in the expansion or loss of distribution rights, including exclusive rights, in various geographies and the addition or loss of product lines). Since we purchase products from many of those manufacturers on an at-will basis, under contracts which can generally be terminated without cause upon 90 days' notice or less or which expire without express rights of renewal, such manufacturers could discontinue sales to us at any time or upon the expiration of the distribution period. Some of our contracts with manufacturers may be terminated by such manufacturers if we fail to meet specified minimum purchase requirements. In such cases, vendors may change the terms upon which they sell to us, as we do not have contractual assurances for the continued supply of products, pricing terms or access to the vendor's new products. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. Changes in our relationships with suppliers occur often and could positively or negatively impact our net sales and operating earnings. We expect to continue to expand our product line offerings and to gain additional distribution rights over time through either further negotiation with current and prospective suppliers or by acquisitions of existing distributors. Although we focus on developing new revenue and cost management initiatives to mitigate the negative effects resulting from any unfavorable changes in our supplier relationships, there can be no assurance that our efforts will continue to completely offset the loss of these or other distribution rights. Please see "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

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

Economic conditions.    We appeal to a wide demographic consumer profile and offer an extensive selection of professional beauty products sold directly to retail consumers, and salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate. However, a downturn in the economy, especially for an extended period of time, could adversely impact consumer demand of discretionary items such as beauty products and salon services, particularly affecting our styling tools product category and our full-service sales business. In addition, higher freight costs including those resulting from increases in the cost of fuel, especially for an extended period of time, may impact our expenses at levels that we cannot pass through to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations. Please see "Risk Factors—The health of the economy in the geographies we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations."

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

Opening new stores.    The success of our growth strategy in the future depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas and, more specifically, in international geographies as international growth becomes an increasing driver of our future growth and the U.S. marketplace becomes more saturated. While the capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, vary from geography to geography, such capital requirements have historically been relatively low in the U.S. and Canada. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, any of which could have a material adverse impact on our business, financial condition or results of operations. Please see "Risk Factors—If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected."

Changes to our information technology systems.    As our operations have grown in both size and scope and as cyber-attacks and security intrusions involving retailers have become more frequent, we have improved and upgraded our information systems and infrastructure while maintaining the reliability and integrity of those systems and infrastructure. These improvements have included putting in place a standardized enterprise resource planning ("ERP") system for both our domestic and international operations, upgrading our e-commerce platforms and our customer relationship management (CRM) technology and the adoption of payment terminals with encryption technology in order to enhance the security of our credit card payment systems. As we continue to grow and the prevalence and sophistication of cyber-attacks continues to increase, we will continuously need to improve and upgrade our information technology systems and, as a result, we anticipate incurring additional costs in the future in connection with these continuous upgrades and improvements. Please see "Risk Factors—We may be adversely affected by any disruption in our information technology systems" and "Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results."

Business Segments, Geographic Area Information and Seasonality

We operate in two business segments: (i) Sally Beauty Supply, an open-line and exclusive-label retailer of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals primarily in North America, South America and Europe, and (ii) BSG, including its franchise-based business Armstrong McCall, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories, primarily in North America, the United Kingdom and certain other European countries. For each of the fiscal years ended September 30, 2016, 2015 and 2014, Sally Beauty Supply accounted for approximately 60% and BSG accounted for approximately 40% of the Company's consolidated net sales.

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

Sally Beauty Supply

As of September 30, 2016, Sally Beauty Supply operated 3,763 company-operated retail stores (generally under the Sally Beauty banner), 2,917 of which are located in the U.S., with the remaining 846 company-operated retail stores located in Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 18 franchised stores located in the United Kingdom, Belgium and certain other European countries. Our Sally Beauty stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 stock keeping units, or SKUs, of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and styling tools. Our Sally Beauty stores carry leading third-party brands such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. We believe that Sally Beauty Supply has differentiated itself from its competitors through its customer value proposition based on delivering an extensive selection of leading third-party branded and exclusive-label professional beauty products at attractive prices through knowledgeable sales associates and convenient store locations.

   Store Design and Operations

Our Sally Beauty stores are designed to create an appealing shopping environment that embraces the retail consumer and salon professional and highlights its extensive product offering. In the U.S. and Canada, our Sally Beauty stores average approximately 1,700 square feet in size, are located primarily in strip shopping centers and generally follow a consistent format, allowing customers familiarity between Sally Beauty locations. Store formats, including average size and product selection, for our Sally Beauty stores outside the U.S. and Canada vary by marketplace.

Our Sally Beauty stores are organized by product type in ways that allow its customers to easily navigate through its stores and that encourage cross-selling and impulse buying through the use of strategic product placement and displays that highlight new products and key promotional items.

During the past two years, we implemented store refresh initiatives designed to enhance the consumer experience at our Sally Beauty stores, primarily in the U.S, by upgrading the look, feel and "shopability" of our stores. As part of these initiatives we have added a "nail studio" display and a hair color education center, and have recently reset key merchandising sections across our Sally Beauty stores in the U.S., including the hair care and the brushes and combs categories, in order to improve the visibility of these products. In addition, we have recently installed new floors, LED lighting and updated signage at a number of our U.S. Sally Beauty stores. Our store refresh initiatives are intended to provide our customers with a brighter and more engaging store that is easier to navigate than before the refreshes. At September 30, 2016, we have refreshed approximately 1,450 of our stores and expect to continue our initiatives to update the look and feel of our U.S. stores. At September 30, 2016, we have 2,917 company-operated Sally Beauty stores in the U.S., including approximately 300 newer company-operated stores that will not undergo refreshing in the near future. The average capital requirement to complete our store refreshes is approximately $20,000 to $25,000 per store.

   Merchandise

Our Sally Beauty stores carry an extensive selection of third-party branded and exclusive-label professional beauty supplies. Sally Beauty Supply manages each category by product and by SKU and uses centrally developed plan-o-guides to maintain a consistent merchandise presentation across its store base (primarily in the U.S. and Canada). Through its information systems, Sally Beauty Supply actively monitors each store's performance by category. We believe Sally Beauty Supply's tailored merchandise strategy enables it to meet local demands and helps drive customer traffic into its stores. Additionally, Sally Beauty Supply's information systems (implemented in its North American and in substantially all its European locations) enable it to track and automatically replenish inventory levels, generally on a weekly basis, allowing it to maintain high levels of in-stock, in-demand merchandise, including both regular-priced and promotional items. Please see Liquidity and Capital Resources in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report.

Sally Beauty Supply's pricing strategy is differentiated by customer segment. Professional salon customers are generally entitled to a price lower than that received by retail customers. However, Sally Beauty Supply does offer discounts to retail customers through its customer loyalty program (please see "Marketing and Advertising" below).

The following table sets forth the approximate percentage of Sally Beauty Supply's sales by major product category:

	Fiscal Year Ended September 30,
	2016	2015	2014
Hair color	25.3%	24.7%	23.4%
Hair care	21.5%	22.1%	22.2%
Skin and nail care	15.5%	15.8%	16.5%
Styling tools	15.1%	14.7%	15.5%
Salon supplies and accessories	7.1%	8.0%	8.0%
Multicultural products	7.6%	7.0%	7.1%
Other beauty items	7.9%	7.7%	7.3%

Total	100.0%	100.0%	100.0%

Note: Certain amounts for the prior fiscal years presented in the table above have been reclassified to conform to the current fiscal year's presentation. In addition, certain product categories have been updated to reflect current business practices.

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

   Exclusive-Label Products

Sally Beauty Supply offers an extensive selection of exclusive-label professional beauty products. We believe that our exclusive-label products are of equal quality as higher-priced leading third-party brands and provide customers with an attractive alternative to these higher-priced products, further strengthening our value proposition. Exclusive-label products accounted for approximately 46% of Sally Beauty Supply's product sales in the U.S. during the fiscal year 2016. Generally, our exclusive-label products have higher gross margins for us than the leading third-party branded products, and we believe this area offers continued growth potential. Sally Beauty Supply maintains exclusive-label products in substantially all its product categories. Sally Beauty Supply intends to continue to invest in the growth of its exclusive-label brands and to actively promote these products in an effort to strengthen this category of products, while also making these brands more distinctive and well-known. For example, in the fiscal year 2016, we have completed the repackaging of a substantial portion of our exclusive-label products in an effort to further enhance the appeal of these products to our customers.

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

We continuously adapt our marketing initiatives and adjust our media mix and messaging with the goal of achieving the highest possible return on our marketing and advertising dollars. We target existing and potential customers through an integrated marketing approach designed to touch the customer through every medium he or she engages in, including direct mail, email, social media, text, digital advertising, print advertising (including full page ads in fashion magazines) and television (primarily in the U.S.), through our Project Runway partnership.

During the past year, we transformed our sallybeauty.com website from a largely transactional-based website to a content rich experience that offers customers the ability to research styles, trends and products, which we believe has significantly increased the number of visitors to our site and improved our online sales. We currently offer an average of 9,500 SKUs of our Sally Beauty Supply products for sale through our website (www.sallybeauty.com) and believe that our website enhances our other efforts intended to promote consumer awareness of Sally Beauty Supply's products, including through the use of educational videos and the presentation of relevant beauty tips and extensive product information. We frequently update the design of our website in an effort to enhance its appeal to our existing and prospective customers. In addition to generating e-commerce sales, we believe our website is an important vehicle to reach consumers researching beauty products online who could potentially visit our stores as a result of their experience with our website. Please see "Risk Factors—Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores."

Sally Beauty Supply's customer loyalty and CRM programs, primarily in the U.S. and Canada, allow Sally Beauty Supply the opportunity to collect valuable point-of-sale customer data in order to increase its understanding of customers' needs and enhance our ability to market to them in more personalized and relevant ways. The Sally "Beauty Club" is a loyalty program for customers who are not salon professionals. Beauty Club members, generally after paying a nominal annual fee, are eligible to receive a discounted price on almost every non-sale item. Members can also earn rewards and are eligible to receive direct mail, text messages and e-mail communications that contain special offers, beauty tips and new product information. We have recently improved the sophistication of our CRM capabilities to better respond to our customers' behavior in an effort to drive the customer experience and increase sales.

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

The following table provides a history of Sally Beauty Supply's store count (including franchised stores) during the last three fiscal years:

	Fiscal Year Ended September 30,
	2016	2015	2014
Stores open at beginning of period	3,673	3,563	3,424
Net store openings during period(a)	108	110	135
Stores acquired during period	—	—	4

Stores open at end of period	3,781	3,673	3,563

(a)
For the fiscal year 2015, net store openings reflect the closure of 15 underperforming stores in Germany.

Beauty Systems Group

As of September 30, 2016, BSG operated 1,174 company-operated retail stores (generally under the CosmoProf banner) with 1,074 located in the U.S. and the remaining 100 company-operated retail stores located in Canada. In addition, as of September 30, 2016, BSG supplied 164 franchised stores and had a sales force of approximately 936 professional distributor sales consultants in the U.S., Canada, Mexico and certain European countries. We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. Through BSG's large store base and sales force, including its franchise-based business Armstrong McCall, BSG is able to access a significant portion of the highly fragmented U.S. professional beauty salon services industry. BSG and Armstrong McCall stores provide a comprehensive selection of professional beauty products, featuring an average of 9,500 SKUs of merchandise, that include hair color, hair care, skin and nail care, beauty sundries and styling tools. BSG is also the exclusive source for certain well-known third-party branded products pursuant to BSG's exclusive distribution agreements with certain suppliers within specified geographic territories.

   Store Design and Operations

BSG stores, including its franchise-based Armstrong McCall stores, are designed to create a professional shopping environment that embraces the salon professional and highlights its extensive product offering. Company-operated BSG stores, average approximately 2,600 square feet and are primarily located in secondary strip shopping centers. BSG store layouts are designed to provide optimal variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type with certain areas dedicated to leading third-party brands; such as Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®. The selection of these and other brands varies by territory.

   Professional Distributor Sales Consultants

As of September 30, 2016, BSG had a network of approximately 936 professional distributor sales consultants ("DSC" or "DSCs"), which exclusively served salons and salon professionals.

In order to provide a knowledgeable sales consultant team, BSG actively recruits individuals with industry knowledge or sales experience, as we believe that sales consultants with broad product knowledge and direct sales experience will be more successful in driving sales. In addition, BSG provides training to new sales consultants beginning with a two-week training program, followed by a program of continuing media-based training delivered through audio, video and web-based e-learning. The program is designed to develop product knowledge as well as techniques on how best to serve salon professionals. In addition to selling professional beauty products, our sales consultants offer in-salon training for professionals and salon owners in areas such as new styles, techniques and business practices. An important component of sales consultants' compensation is sales commissions. BSG's commission system is designed to drive sales, as well as focus consultants on selling products that are best suited to individual salons and salon professionals.

We believe that our emphasis on recruitment, training, and sales-based compensation results in a sales force that distinguishes itself from other full-service/exclusive-channel distributors and the employment of sales consultants is an effective way to serve salons and salon professionals.

The following table sets forth the approximate percentage of BSG sales attributable to each major distribution channel:

	Fiscal Year Ended September 30,
	2016	2015	2014
Company-operated stores	67.1%	66.4%	65.6%
Professional distributor sales consultants (full-service)	24.9%	25.1%	25.6%
Franchise stores	8.0%	8.5%	8.8%

Total	100.0%	100.0%	100.0%

   Merchandise

BSG stores carry an extensive selection of third-party branded products, featuring an average of 9,500 SKUs of beauty products, including hair color and care, skin and nail care, styling tools and other beauty items. Some products are available in bulk packaging for higher volume salon needs. Through BSG's information systems, each store's product sales performance is actively monitored, allowing maintenance of an optimal merchandise mix. Additionally, BSG's information systems track and automatically replenish inventory levels on a weekly basis, enabling BSG to maintain sufficient levels of product in stock. BSG's primary focus is to provide a comprehensive selection of branded products to the salon professional at competitive prices. BSG is also the exclusive source for certain well-known third-party branded products pursuant to BSG's exclusive arrangements with certain suppliers within specified geographic territories. Increasing our distribution of well-known brands is an important aspect of our growth strategy for BSG, and BSG has recently acquired distribution rights for important brands in new geographies and extended contracts with several key existing vendors. We believe that carrying an extensive selection of branded merchandise is critical to maintaining relationships with our professional customers. Please see Liquidity and Capital Resources in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report.

The following table sets forth the approximate percentage of BSG's sales attributable by major product category:

	Fiscal Year Ended September 30,
	2016	2015	2014
Hair color	35.4%	32.7%	30.8%
Hair care	34.3%	34.5%	35.0%
Skin and nail care	8.9%	9.5%	9.9%
Styling tools	4.5%	5.0%	5.5%
Promotional items(a)	10.1%	10.7%	11.8%
Other beauty items	6.8%	7.6%	7.0%

Total	100.0%	100.0%	100.0%

(a)
Promotional items consist of sales from other categories that are sold on a value-priced basis.

   Marketing and Advertising

BSG's marketing program is designed primarily to promote its extensive selection of brand name products at competitive prices and to educate, motivate and empower its customers to grow professionally. BSG communicates on a frequent basis with its customers and potential customers, and distributes promotional material through multiple communication channels, including trade shows, educational events, store personnel, professional distributor sales consultants, print mail, e-mail, text and social media. In addition, we offer an average of 15,000 SKUs (primarily in the U.S. and excluding Loxa Beauty) of professional beauty products for sale through our websites (www.cosmoprofequipment.com and www.cosmoprofbeauty.com). We believe that our websites enhance our other efforts intended to promote awareness of BSG's products by salons, salon professionals and retail customers, as appropriate. Please see "Risk Factors—Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores." Some BSG stores also host monthly manufacturer-sponsored classes for salon professionals. These classes are held at BSG stores and led by manufacturer-employed educators. Salon professionals, after paying a small fee to attend, can learn about new products and beauty trends. We believe these classes also increase brand awareness and potentially drive sales in BSG stores. Furthermore, our recent improvements to our CRM capabilities have enabled us to more effectively communicate with our BSG customers.

   Loxa Beauty

BSG's www.loxabeauty.com is a website designed to connect salon professionals with their customers and offers approximately 5,000 SKUs of manufacturer-authorized professional beauty products (including leading third-party brands such as Paul Mitchell®, Rusk®, Sebastian®, CHI®, and Joico®). Loxa Beauty enables consumers to receive expert advice online from salon professionals of their choice while crediting the chosen salon professional with any resulting product sale. The salon professionals are able to assist their client in the selection of the best salon products for their clients' particular needs while earning sales commissions when their clients order products using the Loxa Beauty website. We believe that this sales channel has good growth potential for BSG over the next several years. Please see "Risk Factors—Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores."

   Store Locations

BSG stores are primarily located in secondary strip shopping centers resulting in relatively lower operational costs per square foot than our retail stores. Although BSG stores are located in visible and convenient locations, we believe salon professionals are generally less sensitive about store location than our retail customers.

The following table provides a history of BSG's store count (including franchised stores) during the last three fiscal years:

	Fiscal Year Ended September 30,
	2016	2015	2014
Stores open at beginning of period	1,294	1,265	1,245
Net store openings during period	29	29	17
Stores acquired during period	15	—	3

Stores open at end of period	1,338	1,294	1,265

(1)
Stores acquired in the fiscal year 2016 represents 15 stores owned by Peerless Beauty and Barber Supply Company ("Peerless Beauty") prior to the Company's acquisition of certain assets from Peerless Beauty in September 2016.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and will help drive our future growth:

The Largest Professional Beauty Supply Distributor in the U.S. with Multi-Channel Platform

We believe that Sally Beauty Supply and BSG together comprise the largest distributor of professional beauty products in the U.S. by store count. Our leading channel positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply marketplace, economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to generate and grow revenues across broad, diversified geographies, and customer segments using varying product assortments. In the U.S., we offer from 8,000 SKUs (at a typical Sally Beauty store) to 15,000 SKUs (at a BSG website, excluding Loxa Beauty) of professional beauty products through Sally Beauty Supply and BSG, respectively, to a broad potential customer base that includes retail consumers, salons and barbershops in the U.S.

Differentiated Customer Value Proposition

We believe that we offer our customers a strong value proposition based on providing salon-quality products and solutions at attractive prices that is unique from our competitors. Our stores are conveniently located and offer a wide selection of professional beauty products (including leading third-party branded and exclusive-label merchandise), high levels of in-stock merchandise, beauty solutions and know-how delivered by our knowledgeable salespeople and competitive pricing. We also offer a comprehensive selection of ethnic products, which is tailored by store, based on market demographics and category performance. We believe that the wide selection of these products at our stores further differentiates Sally Beauty Supply from its competitors. In addition, as discussed above, Sally Beauty Supply also offers a customer loyalty program, the Beauty Club, whereby generally for a nominal annual fee members receive discounts on products, earn rewards and are eligible to receive direct mail and email communications that contain special offers, beauty tips, and new product information. Our BSG professional distributor sales consultants benefit from their customers having access to the BSG store systems as customers have the ability to pick up the products they need between visits from our professional distributor sales consultants. We believe that our differentiated customer value proposition and strong brands drive customer loyalty and high repeat traffic, contributing to our success and growth.

Attractive Store Economics

We believe that our stores generate attractive returns on invested capital. In the U.S. and Canada, the capital requirements to open a Sally Beauty Supply or BSG store, excluding inventory, average approximately $75,000 to $80,000. Our Sally Beauty stores average approximately 1,700 square feet and BSG stores average approximately 2,600 square feet in size in the U.S. and Canada. Strong average sales per square foot combined with minimal staffing requirements, lower rent and other occupancy costs and expenses and limited initial capital outlay typically result in positive contribution margins within a few months to a year of opening, and cash payback on investment within approximately two to three years. Due to such attractive investment returns and relatively high operating profit contributions per store, during the past five fiscal years Sally Beauty Supply and BSG have opened an aggregate of 595 and 157 net new stores, respectively, excluding the effect of acquisitions. In addition, each Sally Beauty Supply and BSG store (in the U.S. and Canada) contains an average of $70,000 and $135,000, respectively, of merchandise inventory. Outside the U.S. and Canada, our store format, sizes, inventory levels and capital requirements vary by marketplace, but we believe these stores also generate compelling unit economics. In addition, over the past two years, we have refreshed approximately 1,450 Sally Beauty stores in the U.S. at an average cost of approximately $20,000 to $25,000 per store, and believe these stores are well-positioned to benefit from these recent improvements.

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

Increase Overall Traffic and Sales Productivity at Our Existing Stores

Over the past year, we have implemented a number of initiatives designed to significantly improve the customer experience at Sally Beauty Supply and BSG in an effort to attract new customers to our stores and improve sales productivity at our existing stores. For example, as part of these initiatives we upgraded key merchandising sections across our U.S. Sally Beauty stores, including by installing an interactive "nail studios" display and a color education center. We have recently reset key merchandising sections across our Sally Beauty stores in the U.S., including the brushes, cutlery and accessories category, in order to improve the visibility of these products. In addition, we have installed new hardwood floors, LED lighting and updated signage at approximately 1,450 of our U.S. Sally Beauty stores. In addition to these physical store improvements, we also focused our marketing efforts on a consistent marketing campaign designed to touch our customer through every medium they engage in and by, among other things, leveraging our CRM programs to more effectively communicate with our customers, including by tailoring our marketing efforts to reach a wider selection of prospective customers and otherwise promoting recognition of the "Sally" brand among consumers. We believe that these initiatives will help drive increased customer traffic to our stores and increase their sales productivity.

In addition to these strategic initiatives, we also plan to grow same store sales by improving our merchandise mix, introducing new products (including third-party brands and exclusive-label products), growing our sales of exclusive-label products and enhancing our customer loyalty programs. To grow sales and increase customer loyalty in Sally Beauty Supply, we intend to continue to develop and introduce exclusive-label products through product innovation, to continue to introduce new third-party products and to promote our wide selection of product offerings at a value. We believe the enhancements to our customer loyalty programs at Sally Beauty Supply and BSG, will allow us to further collect valuable point-of-sale customer data and to increase our understanding of customers' needs, in an effort to grow sales to existing customers.

Expand Our Store Base

During the past five fiscal years, Sally Beauty Supply and BSG have opened an aggregate of 595 and 157 net new stores, respectively, excluding the effect of acquisitions. Because of the limited initial capital outlay, rapid payback and attractive return on capital, we intend to continue to expand our store base. We believe there are growth opportunities for us to open or acquire additional stores in North America, Europe, and Central and South America. We believe such opportunities are especially strong in Europe, and Central and South America. We expect new store openings in existing and new areas to be an important aspect of our future growth opportunities, and intend to continue our annual organic store growth at approximately 2.0% to 3.0% of our total stores for at least the next few years including, in our Sally Beauty Supply segment, growth in store count of approximately 2.0% in the U.S. and higher growth outside the U.S. Despite the relatively low opening costs, we may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. There are several factors that could affect our ability to open and profitably operate new stores, including proximity to existing stores that may reduce the new store's sales or the sales of existing stores.

Grow Internationally

International sales represent approximately 24% of Sally Beauty Supply's net sales and we believe there is a significant opportunity for future growth internationally. As of September 30, 2016, we had 946 Sally Beauty Supply and BSG company-operated stores and supplied 41 franchise stores across 12 countries outside the United States: Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. We believe our platform provides us with the foundation to continue to expand internationally. In particular, we are currently focused on profitably growing our business in Europe and in Central and South America. We are also focused on improving our business in each of our non-U.S. geographies, and have made a series of recent leadership changes in these countries to improve our operating discipline and growth strategy.

Increase Operating Efficiency and Profitability

We believe there are opportunities to increase the profitability of our operations by growing our exclusive-label brands, improving sourcing, shifting customer mix, continuing our cost-cutting initiatives and by further expanding our e-commerce channel. We continue to develop and promote our higher margin exclusive-label products and increase exclusive-label product sales, which we believe will enhance our overall gross margins and operating results. In addition, we have undertaken a full review of our merchandise procurement strategy and continue to focus on our procurement practices. This initiative has helped identify lower-cost alternative sources of supply in certain product categories from countries with lower manufacturing costs. We continue to focus on changing our customer mix by increasing the number of retail customers, as a percentage of total customers, within our stores at Sally Beauty Supply. Sales to retail customers generally result in higher gross margin for us.

We are also focused on growing our online sales. We currently offer approximately 9,500 SKUs of our Sally Beauty Supply products for sale through our website (www.sallybeauty.com) and offer approximately 15,000 SKUs of our BSG products for sale principally through BSG's websites for beauty professionals (www.cosmoprofbeauty.com and www.cosmoprofequipment.com), in addition to approximately 5,000 SKUs of BSG product through our website for retail customers (www.loxabeauty.com). We have upgraded our e-commerce platforms over the past year to transform these platforms from largely transactional-based sites to more content-rich sites to drive traffic to these sites and improve sales from these sites. We believe that electronic commerce, or e-commerce, will help drive improved operating earnings over the long term, as a percentage of net sales, for both business segments since e-commerce generally lacks the incremental operating expenses (including rent and other occupancy expenses, payroll, and certain shipping and handling expenses) associated with traditional brick-and-mortar stores. Please see "Risk Factors—Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores."

Pursue Strategic Acquisitions and New Territories for Organic Growth

We have completed more than 40 acquisitions during our last 10 full fiscal years. We believe that our experience in identifying attractive acquisition targets, our proven acquisition integration process and our highly scalable infrastructure have created a strong platform for potential future acquisitions. Recent acquisitions have included:

  •
  In the fiscal year 2016, we acquired certain assets and business operations of Peerless Beauty and Barber Supply Company, distributors of professional beauty products with 15 stores located in Utah and Idaho;

  •
  In the fiscal year 2015, we acquired certain assets and the business of a former exclusive distributor of John Paul Mitchell Systems beauty products with sales primarily in Iowa;

  •
  In the fiscal year 2014, we acquired certain assets and business operations of Arctic Beauty, Inc., a professional-only distributor of beauty products operating in the state of Alaska;

  •
  In the fiscal year 2013, we acquired certain assets and business operations of Essential Salon, a professional-only distributor of beauty products operating in the northeastern region of the United States; and

  •
  In the fiscal year 2012, we acquired the Floral Group, a distributor of professional beauty products then with 19 stores located in the Netherlands and certain assets and the business of a former exclusive distributor of John Paul Mitchell Systems beauty products with sales primarily in Ohio and West Virginia.

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

Customer Service

We strive to complement our extensive merchandise selection and innovative store design with superior customer service. We actively recruit individuals with cosmetology experience that are not only knowledgeable about the products we sell, but are able to deliver practical beauty advice and solutions to our customers, which we believe strengthens customer loyalty. Additionally, Sally Beauty Supply recruits individuals with retail experience because we believe their general retail knowledge can be leveraged in the beauty supply industry. We believe that employees' knowledge of the products and ability to demonstrate and explain the advantages of the products increases sales and that their prompt, knowledgeable service fosters the confidence and loyalty of customers and differentiates our business from other professional beauty supply distributors.

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

Relationships with Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase orders. For the fiscal year 2016, our five largest suppliers, Coty, Inc. (including certain business units formerly owned by The Procter & Gamble Company, or P&G), the Professional Products Division of L'Oreal USA S/D, Inc., or L'Oreal, John Paul Mitchell Systems, Conair Corporation and Shiseido Cosmetics (America) Limited, accounted for approximately 38% of our consolidated merchandise purchases. Products are purchased from these and many other manufacturers on an at-will basis or under contracts which can be terminated without cause upon 90 days' notice or less or expire without express rights of renewal. Such manufacturers could discontinue sales to us at any time or upon short notice. If any of these suppliers discontinued selling or were unable to continue selling to us, there could be a material adverse effect on our business and results of operations.

As is typical in the distribution businesses, relationships with suppliers are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines). For example, in 2016, Coty Inc., a leading supplier of fragrances, color cosmetics, and skin and body products, acquired the fragrances, color cosmetics, and hair color divisions of P&G and Coty, Inc. was our largest supplier. In each of the fiscal years 2014 and 2015, P&G was our largest supplier. There can be no assurances as to the impact, if any, that this acquisition will have on our ability to continue to source products from these divisions at current prices and volumes. Changes in our relationships with suppliers occur often, and could positively or negatively impact our net sales and operating earnings. Please see "Risk Factors—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us." However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between us and our suppliers through, among other things, the development of new or expanded supplier relationships.

Distribution

As of September 30, 2016, we operated mainly through 17 distribution centers, eight of which predominantly serviced Sally Beauty Supply and nine of which predominantly serviced BSG.

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

Information Technology Systems

Our information technology systems are essential to our efforts to process customer sales transactions, manage inventory levels, conduct business with our suppliers and other business partners, and record, summarize and analyze the results of our operations. These systems contain, among other things, material operational, financial and administrative information related to the marketing, distribution and store operations functions of our business. The information contained in our information technology systems, among other things, supports processing of customer payments and automatic replenishment of in-store inventory, and provides support for product purchase decisions. A significant portion of these systems have been developed internally, and as a result our options are limited in seeking third-party assistance with the operation and upgrade of these systems. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. For example, we are in the process of implementing a standardized enterprise resource planning ("ERP") system for both our domestic and international operations over the next few years, which will integrate legacy systems and provide enhanced functionality. In addition, we recently implemented a point-of-sale system upgrade in our Sally Beauty Supply operations in the U.S. and have begun to implement a point-of-sale system upgrade in our BSG operations in the U.S. which we believe will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. Further, following the previously disclosed data security incidents, we have taken and are continuing to take actions to further strengthen the security of our information technology systems, including a recent initiative to adopt payment terminals with end-to-end encryption technology in order to enhance the security of our credit card payment systems. We have also taken steps to upgrade our e-commerce platforms and improve the sophistication of our CRM technology. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, may require significant costs and divert our management's attention and other resources from our core business to assist in completion of these projects. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability or security of our data from any new or upgraded technology will not have a material adverse effect on our financial reporting, business, financial condition or results of operations. Please see "Risk Factors—We may be adversely affected by any disruption in our information technology systems."

In addition, as part of our operations, we receive and maintain information about our customers, employees and other third parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we have been a victim of cyber-attacks and data security breaches, including breaches that resulted in the unauthorized installation of malware on our information technology systems that may have placed at risk certain payment card data for some transactions. Furthermore, there can be no assurances that we will not suffer another cyber-attack or data security breach in the future and, if we do, whether our physical, technical and procedural safeguards will adequately protect us against such attacks and breaches. Please see "Risk Factors—Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results."

Employees

The following table sets forth certain information about the Company's employees:

	Year Ended September 30,
	2016	2015	2014
Salaried	7,945	7,760	7,820
Hourly	6,465	5,975	5,020
Part-time(a)	15,255	14,595	14,630

Balance at end of period	29,665	28,330	27,470

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

Regulation

We are subject to a wide variety of laws and regulations, which historically have not had a material effect on our business. For example, in the U.S., most of the products sold and the content and methods of advertising and marketing utilized are subject to both federal and state regulations administered by a host of federal and state agencies, including, in each case, one or more of the following: the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, and the Consumer Products Safety Commission. The transportation and disposal of many of our products are also subject to federal and state regulation. State and local agencies regulate many aspects of our business. In marketplaces outside of the U.S., regulation is also comprehensive and focused upon product labeling and safety issues. Please see "Risk Factors—We could be adversely affected if we do not comply with current laws and regulations or if we become subject to additional or more stringent laws and regulations."

As of September 30, 2016, Sally Beauty Supply supplied 18 and BSG supplied 164 franchised stores located in the U.S., Mexico and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

Trademarks and Other Intellectual Property Rights

Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries in which we operate. Together with our subsidiaries, we own approximately 215 trademark registrations in the U.S., and approximately 925 trademark registrations outside the U.S. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including reliance upon trademark, patent and trade secret laws and confidentiality agreements with many vendors, employees, consultants and others who have access to our proprietary information. The duration of our trademark registrations is generally 10 or 15 years, depending on the country in which a mark is registered, and generally the registrations can be renewed. The scope and duration of intellectual property protection varies by jurisdiction and by individual product. Please see "Risk Factors—If we are unable to protect our intellectual property rights, specifically our trademarks and service marks, our ability to compete could be negatively impacted" and "We may have to defend our rights in intellectual property that we use in certain of our products, and we could be found to infringe the intellectual property rights of others, which could be disruptive and expensive to our business."

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

In addition, our industry is consolidating, which may give our competitors increased negotiating leverage with suppliers and greater marketing resources, resulting in a more effective ability to compete with us. For instance, we may lose customers if those competitors which have broad geographic reach attract additional salons (individual and chain) that are currently BSG customers, or if professional beauty supply manufacturers align themselves with our competitors. For example, one of BSG's largest suppliers, L'Oreal, has been able to shift a material amount of revenue out of the BSG nationwide distribution network and into its own regional distribution networks that compete with us. L'Oreal directly competes with BSG and there can be no assurance that there will not be further revenue losses over time at BSG, due to potential losses of additional L'Oreal related products as well as from the increased competition from L'Oreal-affiliated distribution networks. If L'Oreal (or another direct competitor) were to acquire or otherwise merge with another manufacturer which conducts business with BSG, and L'Oreal (or such other direct competitor) decided to distribute products from that manufacturer using its own distribution network, we could lose revenue from the sale of these products as well. Not only does consolidation in distribution pose risks from competing distributors, but it may also place more leverage in the hands of those manufacturers, resulting in smaller margins on products sold through our network.

If we are unable to compete effectively in our marketplace or if competitors divert our customers away from our networks, it would adversely impact our business, financial condition and results of operations.

We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner.

Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for specific beauty products. If we do not timely identify and properly respond to evolving trends and changing consumer demands for beauty products in the geographies in which we compete, our sales may decline significantly. Furthermore, we may accumulate additional inventory and be required to mark down unsold inventory to prices that are significantly lower than normal prices, which would adversely impact our margins and could further adversely impact our business, financial condition and results of operations. Additionally, approximately 46% of our Sally Beauty Supply product sales come from our exclusive-label brands. The development and promotion of these exclusive-label brands and products often occur well before these products are sold in our stores. As a result, the success of these exclusive-label brands and products is largely dependent on our ability to develop brands and products that meet future consumer preferences at prices that are acceptable to our customers. Furthermore, we may have to spend a significant amount on the advertising and marketing of our exclusive-label brands to drive customer awareness of these brands. There can be no assurance that any new exclusive-label brand or product will meet consumer preferences, gain acceptance among our customer base or generate sales to become profitable or to cover the costs of its development and promotion, which would also adversely impact our margins and could adversely impact our business, financial condition and results of operations.

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

In fiscal year 2015, we began the implementation of a number of strategic initiatives designed to improve the customer experience at Sally Beauty Supply and BSG in an effort to attract new customers to our stores, improve sales productivity at our existing stores and effectively compete with our competitors. As part of these initiatives, we have refreshed approximately 1,450 of our Sally Beauty stores in the U.S. by upgrading the "look and feel" of our stores and upgrading key merchandising sections across all our Sally Beauty stores, including the installation of interactive "nail studios" and "eyelash and brow studios," a hair color education center and improvements to the check-out areas of our stores. We intend to continue these physical improvements in our stores in the fiscal year 2017. In addition to these physical store improvements, we also focused our marketing efforts on a consistent marketing campaign designed to touch our customer through every medium they engage in and by leveraging our CRM programs to more effectively communicate with our customers. There can be no assurance that these strategic initiatives will attract new customers to our stores or improve sales productivity at our existing stores. Furthermore, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. If these strategic initiatives are not successful, our same store sales will suffer and our growth prospects, financial results, profitability and cash flows will also be adversely impacted.

We are not certain that our ongoing cost control plans will continue to be successful.

Our ability to grow profitably depends in large part on our ability to successfully control or reduce our operating expenses. In furtherance of this strategy, we have engaged in ongoing activities to reduce or control costs, some of which are complicated and require us to expend significant resources to implement. Despite these cost control plans, we anticipate that our labor and rental costs will continue to increase for the foreseeable future as we compete for talent and attractive retail locations with other retailers. Furthermore, we have also made significant investments in our strategic initiatives, including our store refresh initiatives and various marketing initiatives, which have resulted in cost increases in recent periods. While we expect these costs to diminish in future periods, such costs may continue at elevated levels for future periods. We cannot assure you that our strategic initiatives and cost control efforts will result in the increased profitability, cost savings or other benefits that we expect, which could have a material adverse effect on our business, financial condition and results of operations.

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

We do not manufacture any products we sell, and instead purchase our products from recognized brand manufacturers and private label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. During the fiscal year 2016, our five largest suppliers were Coty, Inc. (including certain business units formerly owned by The Procter & Gamble Company, or P&G), the Professional Products Division of L'Oreal USA S/D, Inc., or L'Oreal, John Paul Mitchell Systems, Conair Corporation, and Shiseido Cosmetics (America) Limited and accounted for approximately 38% of our consolidated merchandise purchases. In addition, three of those suppliers represented approximately 37% of BSG's merchandise purchases during the fiscal year 2016. In the fiscal year 2015, BSG reached agreement with one of those suppliers, L'Oreal, to extend the right of BSG to distribute Matrix® and certain other L'Oreal products in the U.S., subject to certain conditions, through December 2018. In 2016, Coty Inc., a leading supplier of fragrances, color cosmetics, and skin and body products acquired the fragrances, color cosmetics, and hair color divisions of P&G and Coty, Inc was our largest supplier. In each of the fiscal years 2014 and 2015, P&G was our largest supplier. There can be no assurances as to the impact, if any, that Coty's acquisition of the fragrances, color cosmetics, and hair color divisions of P&G will have on our ability to continue to source products from these divisions at current prices and volumes.

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

Changes in Sally Beauty Supply's and BSG's relationships with suppliers occur often, and could positively or negatively impact the net sales and operating earnings of both business segments. Some of our suppliers may seek to decrease their reliance on distribution intermediaries, including full-service/exclusive and open-line distributors like BSG and Sally Beauty Supply, by promoting their own distribution channels, as discussed above. These suppliers may offer advantages, such as lower prices, when their products are purchased from distribution channels they control. If our access to supplier-provided products were to diminish relative to our competitors or we were not able to purchase products at the same prices as our competitors, our business could be materially and adversely affected. Also, consolidation among suppliers may increase their negotiating leverage, thereby providing them with competitive advantages that may increase our costs and reduce our revenues, adversely affecting our business, financial condition and results of operations. Therefore, there can be no assurance that the impact of these developments, if they were to occur, will not adversely impact revenue to a greater degree than we currently expect or that our efforts to mitigate the impact of these developments will be successful. If the impact of these developments is greater than we expect or our efforts to mitigate the impact of these developments are not successful, this could have a material adverse effect on our business, financial condition or results of operations.

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

Manufacturers and exclusive-label fillers of beauty supply products are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis, including inability to procure ingredients, industrial accidents, environmental events, strikes and other labor disputes, union organizing activity, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which neither they nor we have control. In addition, we directly source many of our exclusive-label products, including, but not limited to, styling tools, salon equipment, sundries and other promotional products, from foreign third-party manufacturers and many of our vendors also use overseas sourcing to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional or increased import restrictions, duties or tariffs, political instability, labor disputes, local business practices, legal or economic restrictions on overseas suppliers' ability to produce and deliver products or acts of war or terrorism, could materially harm our operations to the extent they affect the production, shipment or receipt of merchandise. Our operating results depend to some extent on the orderly operation of our receiving and distribution processes, which depend on manufacturers' adherence to shipping schedules and our effective management of our distribution facilities and capacity.

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

Diversion of professional products sold by BSG could have an adverse impact on our revenues.

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

BSG receives revenue from its sale of products to Armstrong McCall franchisees. Accordingly, a portion of BSG's financial results is to an extent dependent upon the operational and financial success of these franchisees, including their implementation of BSG's strategic plans. If sales trends or economic conditions worsen for Armstrong McCall's franchisees, their financial results may worsen. Additionally, the failure of Armstrong McCall franchisees to renew their franchise agreements, any requirement that Armstrong McCall restructure its franchise agreements in connection with such renewals, or any failure of Armstrong McCall to meet its obligations under its franchise agreements, could result in decreased revenues for BSG or create legal issues with our franchisees or with manufacturers.

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

If suitable candidates are identified, we may be unable to reach agreeable acquisition terms with such candidates or may not have access to sufficient funds to fund such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt to pay for acquisitions. We may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could increase as a result of any acquisitions. Internationally, regulatory requirements, trade barriers and due diligence difficulties, among other considerations, make acquiring suitable foreign candidates more difficult, time-consuming and expensive. See below "–Our ability to conduct business in international marketplaces may be affected by legal, regulatory and economic risks."

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

Our ability to conduct business outside the United States may be affected by legal, regulatory and economic risks.

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

The potential impact of Britain's recent vote to leave the European Union and any related or other disruptive events affecting the European Union or other geographies in which we conduct business

Our results of operations may be materially affected by any adverse impact resulting from Britain's recent vote to leave the European Union (commonly referred to as "Brexit"). The Brexit vote may result in increased uncertainty throughout the region and could adversely affect business activity, political stability and economic conditions throughout Europe. The uncertainty concerning the timing and terms of the exit could also have a negative impact on future growth for the UK and/or other European economies and cause further strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to the British pound and euro may adversely affect our results of operations as we translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

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

As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure while maintaining their reliability and integrity. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. For example, we are in the process of implementing a standardized ERP system for both our domestic and international operations over the next few years. Our domestic ERP system implementation is designed to integrate legacy systems and to provide enhanced functionality throughout our enterprise functions, including finance and accounting, supply chain and distribution, merchandising, human resources and payroll. In addition, we are currently implementing new point-of-sale systems in a number of our divisions, which we anticipate will provide significant benefits, including enhanced tracking of customer sales. The development and implementation of the new ERP and point-of-sale systems and any other future upgrades to our systems and information technology may require significant costs and divert our management's attention and other resources from our core business. There are also no assurances that these new systems and upgrades will provide us with the anticipated benefits and efficiencies. Many of our systems are proprietary, and as a result our options are limited in seeking third-party help with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to operations and upgrades, any delays due to the installation of any upgrade (and customer issues therewith), any resulting service outages, or the impact on the reliability of our data from any upgrade or any legacy system, will not have a material adverse effect on our business, financial condition or results of operations.

Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results.

As part of our operations, we receive and maintain information about our customers, employees and other third parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches (through cyber-attacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) or inadvertent data disclosure by third parties or us. A significant data security breach, including misappropriation of our customers' or employees' confidential information, could result in significant costs to us, which may include, among others, potential liabilities to payment card networks for reimbursements of credit card fraud and card reissuance costs, including fines and penalties, potential liabilities from governmental or third party investigations, proceedings or litigation, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results.

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

In the fiscal year ended September 30, 2014, we disclosed that we had experienced a data security incident (the "2014 data security incident"). In the fiscal year ended September 30, 2015, we disclosed that we had experienced a second data security incident (the "2015 data security incident" and together with the 2014 data security incident, the "data security incidents"). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred to date in connection with the data security incidents include assessments from payment card networks, professional advisory fees, legal costs and expenses relating to investigating and remediating the data security incidents. We may have also suffered reputational harm due to multiple data security incidents and may incur additional costs and expenses related to the data security incidents in the future. As detailed above, these costs may result from potential additional liabilities to payment card networks, governmental or third party investigations, proceedings or litigation, legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. We are unable at this time to determine the probability of or to reasonably estimate the magnitude of these potential liabilities. The potential liabilities or other remedies against us related to the data security incidents may have a material adverse impact on our business, financial condition and operating results.

If we fail to attract and retain highly skilled management and other personnel, our business, financial condition and results of operations may be harmed.

Our success has depended, and will continue to depend, in large part on our ability to attract and retain senior executives, who possess extensive knowledge, experience and managerial skill applicable to our business. In February 2015, Christian A. Brickman was appointed the Company's President and Chief Executive Officer (CEO) pursuant to an executive management transition plan previously approved by our Board of Directors ("the Board"). Mr. Brickman succeeded Mr. Gary G. Winterhalter as the Company's CEO. In July 2015, the Board appointed Mark Spinks as President of our BSG business unit. Mr. Spinks succeeded Mr. John R. Golliher. In January 2016, the Board appointed Sharon M. Leite as President of our Sally Beauty Supply business unit. Prior to Ms. Leite's appointment, the position of President of Sally Beauty Supply had been vacant since May 2014. In September 2016, Mr. Mark J. Flaherty resigned from his position as Senior Vice President and Chief Financial Officer. Immediately following his resignation, Janna S. Minton, the Company's Group Vice President, Chief Accounting Officer and Controller, was appointed and began serving as our interim principal financial officer.

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

As of September 30, 2016, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings, had an aggregate principal amount of approximately $1,784.0 million of outstanding debt, including capital lease obligations, and a total debt to equity ratio of –6.5:1.00.

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of September 30, 2016, our ABL facility provided us commitments for additional borrowings of up to approximately $478.4 million, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations. In addition, the agreements governing our ABL facility as well as the indentures governing our senior notes due 2022, senior notes due 2023 and senior notes due 2025, which we refer to collectively as "the Notes" or "the senior notes due 2022, 2023 and 2025", do not prevent us from incurring obligations that do not constitute indebtedness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our store and warehouse locations are leased while our corporate headquarters and five warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and globally, as of September 30, 2016:

	Sally Beauty Supply		Beauty Systems Group
Location	Company- Operated	Franchise	Company- Operated	Franchise
United States (excluding Puerto Rico)	2,876	—	1,072	141
Puerto Rico	41	—	2	—
International:
United Kingdom	249	4	—	—
Mexico	215	—	—	23
Canada	124	—	100	—
France	69	3	—	—
Belgium	45	6	—	—
Chile	41	—	—	—
Netherlands	30	—	—	—
Spain	25	—	—	—
Other	48	5	—	—

Total International	846	18	100	23

Total Store Count	3,763	18	1,174	164

The following table provides locations for our significant offices and warehouses and corporate headquarters, as of September 30, 2016:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters	N/A	(1)(2)
Reno, Nevada	Warehouse	253,000	(1)
Columbus, Ohio	Warehouse	246,000	(1)
Jacksonville, Florida	Warehouse	237,000	(1)
Denton, Texas	Office, Warehouse	114,000	(1)
Marinette, Wisconsin	Office, Warehouse	99,000	(2)
Leased Properties:
Greenville, Ohio	Office, Warehouse	246,000	(2)
Fresno, California	Warehouse	200,000	(2)
Blackburn, Lancashire, England	Warehouse	195,000	(1)
Spartanburg, South Carolina	Warehouse	190,000	(2)
Pottsville, Pennsylvania	Office, Warehouse	140,000	(2)
Clackamas, Oregon	Warehouse	104,000	(2)
Ronse, Belgium	Office, Warehouse	91,000	(1)
Gent, Belgium	Office, Warehouse	83,000	(1)
Guadalupe, Nuevo Leon, Mexico	Warehouse	78,000	(1)
Calgary, Alberta, Canada	Warehouse	62,000	(2)
Mississauga, Ontario, Canada	Office, Warehouse	60,000	(2)
Lincoln, Nebraska	Warehouse	54,000	(2)
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

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant's Common Equity

Market Information

Our common stock is listed on the New York Stock Exchange, Inc., or the NYSE, under the symbol "SBH." The following table sets forth the high and low sales prices of our common stock during the fiscal years ended September 30, 2016 and 2015.

Quarter Ended	High	Low
Fiscal Year 2016:
September 30, 2016	$30.73	$25.58
June 30, 2016	$32.75	$27.48
March 31, 2016	$32.93	$24.69
December 31, 2015	$28.70	$21.94
Fiscal Year 2015:
September 30, 2015	$32.41	$23.39
June 30, 2015	$34.72	$29.75
March 31, 2015	$35.27	$28.61
December 31, 2014	$31.77	$27.05

Holders

As of November 9, 2016, there were 879 stockholders of record of our common stock.

Dividends

We have not declared or paid dividends at any time during the two fiscal years prior to the date of this Annual Report.

We currently anticipate that we will retain future earnings to support our growth strategy, to repay outstanding debt or fund share repurchases. We do not anticipate paying regular cash dividends on our common stock in the foreseeable future. Any payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions (including those present in the agreements and instruments governing our debt) and general business conditions. We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for the payment of dividends. Further, the terms of our subsidiaries' debt agreements and instruments significantly restrict the ability of our subsidiaries to make certain restricted payments to us. Finally, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us. Please see "Risk Factors—Risks Relating to Our Substantial Indebtedness" and Note 13 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data."

Performance Graph

The following illustrates the comparative total return among Sally Beauty, the S&P 500 Index and the Dow Jones U.S. Specialty Retailers Index assuming that $100 was invested on September 30, 2011 and that dividends, if any, were reinvested for the fiscal year included in the data:

The Dow Jones U.S. Specialty Retailers Index (NYSE: DJUSRS) is a non-managed index and provides a comprehensive view of issuers which are primarily in the retail sector in the United States. The Company's common stock is included in this index.

	9/11	3/12	9/12	3/13	9/13	3/14	9/14	3/15	9/15	3/16	9/16
Sally Beauty Holdings, Inc.	100.00	149.40	151.14	176.99	157.59	165.06	164.88	207.05	143.07	195.06	154.70
S&P 500	100.00	125.89	130.20	143.47	155.39	174.83	186.05	197.08	184.91	200.60	213.44
Dow Jones US Specialty Retailers TSM	100.00	126.16	120.08	137.55	168.11	168.20	177.08	215.42	218.88	222.92	216.33

This data assumes that $100 was invested on September 30, 2011 in the Company's common stock and in each of the indexes shown and that all dividends were reinvested. The Company did not declare dividends during the period covered by this table. Stockholder returns shown should not be considered indicative of future stockholder returns.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company's repurchases of shares of its common stock during the three months ended September 30, 2016:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2016	—	$—	—	$610,074,000
August 1 through August 31, 2016	940,221	26.80	940,221	584,873,796
September 1 through September 30, 2016	733,024	26.94	733,024	565,128,893

Total this quarter	1,673,245	$26.86	1,673,245	$565,128,893

(1)
The table above does not include 20,805 shares of the Company's common stock surrendered by grantees during the three months ended September 30, 2016 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company's share-based compensation plans.

(2)
In August 2014, we announced that the Board had approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate three-year period expiring on September 30, 2017.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Sally Beauty for each of the years in the five-year period ended September 30, 2016 (dollars in thousands, except per share data):

	Fiscal Year Ended September 30,
	2016	2015	2014	2013	2012
Results of operations information:
Net sales	$3,952,618	$3,834,343	$3,753,498	$3,622,216	$3,523,644
Cost of products sold and distribution expenses	1,988,678	1,936,492	1,893,326	1,826,953	1,780,385

Gross profit	1,963,940	1,897,851	1,860,172	1,795,263	1,743,259
Selling, general and administrative expenses(a)	1,365,986	1,313,134	1,273,513	1,202,709	1,179,206
Depreciation and amortization	99,657	89,391	79,663	72,192	64,698

Operating earnings	498,297	495,326	506,996	520,362	499,355
Interest expense(b)	144,237	116,842	116,317	107,695	138,412

Earnings before provision for income taxes	354,060	378,484	390,679	412,667	360,943
Provision for income taxes	131,118	143,397	144,686	151,516	127,879

Net earnings	$222,942	$235,087	$245,993	$261,151	$233,064

Earnings per share
Basic	$1.51	$1.50	$1.54	$1.52	$1.27
Diluted	$1.50	$1.49	$1.51	$1.48	$1.24
Weighted average shares, basic	147,179	156,353	159,933	171,682	183,420
Weighted average shares, diluted	148,803	158,226	163,419	176,159	188,610
Operating data:
Number of stores (at end of period):
Sally Beauty Supply	3,781	3,673	3,563	3,424	3,309
Beauty Systems Group	1,338	1,294	1,265	1,245	1,190

Consolidated	5,119	4,967	4,828	4,669	4,499
Professional distributor sales consultants (at end of period)	936	958	981	982	1,044
Same store sales growth (decline)(c):
Sally Beauty Supply	1.7%	1.7%	1.3%	(0.6)%	6.5%
Beauty Systems Group	5.5%	5.7%	3.5%	4.2%	6.1%
Consolidated	2.9%	2.9%	2.0%	0.8%	6.4%
Financial condition information (at end of period):
Working capital	$684,162	$695,403	$640,612	$473,164	$686,519
Cash, cash equivalents and short-term investments	86,622	140,038	106,575	47,115	240,220
Property, plant and equipment, net	319,558	270,847	238,111	229,540	202,661
Total assets	2,132,063	2,094,351	2,004,319	1,924,493	2,036,788
Long-term debt, excluding current maturities(d)	1,783,294	1,786,839	1,785,013	1,587,092	1,586,310
Stockholders' deficit(e)	$(276,166)	$(297,821)	$(347,053)	$(303,479)	$(115,085)
(a)
Selling, general and administrative expenses for the fiscal years 2016, 2015, 2014, 2013 and 2012 include share-based compensation expenses of $12.6 million, $16.8 million, $22.1 million, $19.2 million and $16.9 million, respectively. In the fiscal years 2016 and 2012, selling, general and administrative expenses reflect charges of $12.8 million and $10.2 million, respectively, resulting from loss contingencies.

(b)
In the fiscal years 2016 and 2012, interest expense reflects a loss on extinguishment of debt of $33.3 million and $37.8 million, respectively, related to our refinancing of certain outstanding senior debt in the ordinary course of our business. Please see Note 13 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data" for additional information about the Company's debt.

(c)
For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Our same store sales are calculated in constant dollars and include internet-based sales (which are not material for each of the periods presented) and the effect of store expansions, if applicable, but do not generally include the sales from stores relocated until 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until 14 months after the acquisition.

(d)
At September 30, 2016, 2015, 2014, 2013 and 2012, long-term debt is net of unamortized debt issuance costs of $23.7 million, $21.8 million, $25.7 million, $25.6 million and $29.0 million, respectively.

(e)
Stockholders' deficit for the fiscal years 2016, 2015, 2014 and 2013 reflects the repurchase and subsequent retirement of 7.8 million shares, 8.1 million shares, 12.6 million shares and 18.9 million shares of our common stock at a cost of $207.3 million, $227.6 million, $333.3 million and $509.7 million, respectively, under share repurchase programs approved by the Company's Board of Directors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management's view of the financial condition as of September 30, 2016 and 2015, and the results of operations and cash flows for the three fiscal years in the period ended September 30, 2016, of Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty and the related notes included elsewhere in this Annual Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see "Cautionary Notice Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2016:

  •
  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased by 2.9% for both the fiscal year ended September 30, 2016 and the fiscal year ended September 30, 2015;

  •
  Our consolidated net sales for the fiscal year ended September 30, 2016 increased by $118.3 million, or 3.1%, to $3,952.6 million compared to the fiscal year ended September 30, 2015. Consolidated net sales for the fiscal year ended September 30, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of $56.4 million, or 1.5% of consolidated net sales;

  •
  Our consolidated gross profit for the fiscal year ended September 30, 2016 increased by $66.1 million, or 3.5%, to $1,963.9 million compared to the fiscal year ended September 30, 2015. As a percentage of net sales, gross profit was 49.7% for the fiscal year ended September 30, 2016, compared to 49.5% for the fiscal year ended September 30, 2015;

  •
  Our consolidated operating earnings for the fiscal year ended September 30, 2016 increased by $3.0 million, or 0.6%, to $498.3 million compared to the fiscal year ended September 30, 2015. As a percentage of net sales, operating earnings decreased by 30 basis points to 12.6% for the fiscal year ended September 30, 2016, compared to 12.9% for the fiscal year ended September 30, 2015;

  •
  Our consolidated net earnings decreased by $12.1 million, or 5.2%, to $222.9 million compared to the fiscal year ended September 30, 2015. As a percentage of net sales, net earnings decreased by 50 basis points to 5.6% for the fiscal year ended September 30, 2016, compared to 6.1% for the fiscal year ended September 30, 2015;

  •
  During the fiscal year ended September 30, 2016, Sally Beauty Supply and BSG opened or acquired 108 and 37 net new stores, respectively, excluding franchised stores. As of September 30, 2016, we have refreshed approximately 1,450 of our Sally Beauty stores in the U.S. and expect to continue our initiatives to update the look and feel of our U.S. stores;

  •
  Cash provided by operations increased by $50.2 million, or 16.7%, to $351.0 million for the fiscal year ended September 30, 2016, compared to $300.8 million for the fiscal year ended September 30, 2015;

  •
  During the fiscal year ended September 30, 2016, the Company redeemed in full its 6.875% senior notes due 2019 primarily with the net proceeds from its December 2015 issuance of $750.0 million principal amount of its 5.625% senior notes due 2025. For the fiscal year ended September 30, 2016, the Company recorded a loss on extinguishment of debt of $33.3 million in connection therewith;

  •
  During the fiscal year ended September 30, 2016, we repurchased and subsequently retired approximately 7.8 million shares of our common stock under the share repurchase program approved by our Board of Directors (the "Board") in August 2014, at an aggregate cost of $207.3 million; and

  •
  We experienced a data security incident in fiscal year 2014 (the "2014 data security incident") and experienced a second data security incident in fiscal year 2015 (the "2015 data security incident" and, together with the 2014 data security incident, the "data security incidents"). For the fiscal year ended September 30, 2016 and 2015, selling, general and administrative expenses reflect expenses of $14.6 million and $5.6 million (net of related insurance recovery of $0.6 million), respectively, related to the data security incidents.

Overview

Description of Business

At September 30, 2016, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, or BSG. We believe the Company is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2016, through Sally Beauty Supply and BSG, we had a multi-channel platform of 4,937 company-operated stores and supplied 182 franchised stores primarily in North America and selected South American and European countries. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling appliances, skin and nail care products and other beauty items. Our Sally Beauty stores target retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the year ended September 30, 2016, our consolidated net sales and operating earnings were $3,952.6 million and $498.3 million, respectively.

As of September 30, 2016, Sally Beauty Supply operated 3,763 company-operated retail stores (generally, under the Sally Beauty banner), 2,917 of which are located in the U.S., with the remaining 846 company-operated stores located in Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 18 franchised stores located in the United Kingdom, Belgium and certain other European countries. In the U.S. and Canada, our Sally Beauty stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and styling tools. Our Sally Beauty stores carry leading third-party brands, such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the year ended September 30, 2016, Sally Beauty Supply's net sales and segment operating earnings were $2,364.5 million and $409.8 million, respectively, representing 60% and 62% of our consolidated net sales and consolidated operating earnings before unallocated corporate expenses and share-based compensation expense, respectively.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of September 30, 2016, BSG had 1,174 company-operated stores, supplied 164 franchised stores and had a sales force of approximately 936 professional distributor sales consultants selling exclusively to salons and salon professionals in the U.S., Canada, Mexico and certain European countries. Company-operated BSG stores, which primarily operate under the CosmoProf banner, average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of beauty products featuring an average of 9,500 SKUs that include hair color and care, skin and nail care, beauty sundries and styling tools. Through BSG's large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon industry. BSG stores carry leading third-party brands such as

Paul Mitchell®, Wella®, Sebastian®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. BSG is also the exclusive source for certain well-known third-party branded products pursuant to exclusive distribution agreements with certain suppliers within specified geographic territories. For the year ended September 30, 2016, BSG's net sales and segment operating earnings were $1,588.1 million and $254.5 million, respectively, representing 40% and 38% of our consolidated net sales and consolidated operating earnings before unallocated corporate expenses and share-based compensation expense, respectively.

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

Recent Acquisitions

We completed several individually immaterial acquisitions during the fiscal years 2016, 2015 and 2014 at the aggregate cost of approximately $26.1 million, $7.1 million and $4.9 million, respectively. We recorded intangible assets subject to amortization of $10.1 million, $2.2 million and $1.4 million in connection with these acquisitions completed in the fiscal years 2016, 2015 and 2014, respectively. In addition, we recorded goodwill in the amount of $12.8 million, $2.8 million and $2.6 million, the majority of which is expected to be deductible for tax purposes, in connection with these individually immaterial acquisitions. We funded these acquisitions primarily with cash from operations and borrowings under the ABL facility. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date.

Share Repurchase Programs

In August 2014, we announced that the Board had approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate three-year period expiring on September 30, 2017 (the "2014 Share Repurchase Program").

During the fiscal years ended September 30, 2016 and 2015, we repurchased and subsequently retired approximately 7.8 million and 8.1 million shares, respectively, of our common stock under the 2014 Share Repurchase Program at a cost of $207.3 million and $227.6 million, respectively. In addition, during the fiscal year ended September 30, 2014, we repurchased and retired approximately 12.6 million shares of our common stock under the 2013 Share Repurchase Program (a share repurchase program approved by our Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at a cost of $333.3 million. We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that the share repurchase amounts exceeded the balance of additional paid-in capital prior to such repurchases, we recorded the excess in accumulated deficit. We funded these share repurchases with cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our October 2013 debt issuance.

Data Security Incidents

In the fiscal year 2014, we disclosed that we had experienced a data security incident (the "2014 data security incident"). In the fiscal year 2015, we disclosed that we had experienced a second data security incident (the "2015 data security incident" and, together with the 2014 data security incident, the "data security incidents"). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe may have placed at risk certain payment card data for some transactions. The costs that the

Company has incurred to date in connection with the data security incidents include assessments by payment card networks, professional advisory fees, legal costs and expenses relating to investigating and remediating the data security incidents.

For the fiscal years ended September 30, 2016, 2015 and 2014, selling, general and administrative expenses reflect expenses of $14.6 million, $5.6 million (net of related insurance recovery of $0.6 million) and $2.5 million, respectively, related to the data security incidents, including an accrued liability of approximately $2.9 million related to loss contingencies associated with the 2014 data security incident recorded during the fiscal year ended September 30, 2015 and an accrued liability of approximately $12.8 million related to loss contingencies associated with the 2015 data security incident recorded during the fiscal year ended September 30, 2016. As of September 30, 2016, the Company has an aggregate accrued liability relating to the data security incidents of $15.6 million. The Company's estimated probable losses related to the claims made by the payment card networks in connection with the data security incidents are based on currently available information. The Company disputes the validity of these claims and intends to contest them. Estimates related to these claims may change as new information becomes available or circumstances change.

We expect to incur additional costs and expenses related to the data security incidents in future periods. These costs may result from potential additional liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of September 30, 2016, the scope of these additional costs, or a range thereof, cannot be reasonably estimated and, while we do not anticipate these additional costs or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs could be significant. Please see "Risk Factors—We may be adversely affected by any disruption in our information technology systems," "Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results" and "We have experienced data security incidents and are not yet able to determine the full extent or scope of the potential liabilities relating to these data security incidents."

Germany Restructuring

In the fiscal year 2015, the Board approved an initiative to restructure our Sally Beauty Supply operations in Germany (the "Germany restructuring"), which included the closing of 15 underperforming retail stores and two supporting administrative offices. This initiative is part of our ongoing cost rationalization efforts designed to increase the profitability of our Sally Beauty Supply segment's international operations. After completion of the Germany restructuring, which was substantially completed during the fourth quarter of the fiscal year 2015, we have continued to operate 18 retail stores in Germany.

In connection with the Germany restructuring we incurred pre-tax expenses in the aggregate amount of approximately €4.7 million ($5.3 million, at the weighted average exchange rate during the relevant period), including costs associated with lease obligations, asset impairments, employee severance, and other business transition and exit costs. Of this amount, approximately €2.2 million ($2.5 million, at the weighted average exchange rate during the relevant period) were non-cash expenses resulting from asset impairments. In addition, approximately €0.4 million ($0.4 million, at the weighted average exchange rate during the relevant period) represent one-time employee severance payments. The Germany restructuring expenses are included in cost of products sold and distribution expenses (€1.2 million, $1.4 million, at the weighted average exchange rate during the relevant period) and in selling, general and administrative expenses (€3.5 million, $3.9 million, at the weighted average exchange rate during the relevant period) in the Company's consolidated statements of earnings for the fiscal year 2015, based on the nature of the costs incurred.

Other Significant Items

   Derivative Instruments

As a multinational corporation, we are subject to certain market risks including changes in market interest rates and foreign currency fluctuations. We may consider a variety of practices in the ordinary course of our business to manage these market risks including, when deemed appropriate, the use of derivative instruments such as foreign currency forwards and options (hereafter, "foreign exchange contracts") and interest rate swaps. Currently, we do not purchase or hold any derivative instruments for speculative or trading purposes.

   Foreign Currency Derivative Instruments

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso and the Mexican peso. In addition, from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain European subsidiaries of the Company. The recent vote by Britain to leave the European Union and related or other disruptive events in the European Union could result in increased foreign currency fluctuation, including fluctuation in currencies in which we operate. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. In connection with the remaining foreign currency risk, the Company from time to time uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries' purchases of merchandise from third-party suppliers. Sinelco's functional currency is the Euro. As such, at September 30, 2016, we hold foreign currency forwards which enable us to sell approximately €16.0 million ($18.0 million, at the September 30, 2016 exchange rate) at the weighted average contractual exchange rate of 1.1219. The foreign currency forwards discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2017.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2016, we hold: (a) a foreign currency forward which enables us to sell approximately €22.4 million ($25.1 million, at the September 30, 2016 exchange rate) at the contractual exchange rate of 1.1267, (b) a foreign currency forward which enables us to sell approximately $4.1 million Canadian dollars ($3.1 million, at the September 30, 2016 exchange rate) at the contractual exchange rate of 1.3121, (c) foreign currency forwards which enable us to buy approximately $15.5 million Canadian dollars ($11.8 million, at the September 30, 2016 exchange rate) at the weighted average contractual exchange rate of 1.3078, (d) a foreign currency forward which enables us to sell approximately 17.9 million Mexican pesos ($0.9 million, at the September 30, 2016 exchange rate) at the contractual exchange rate of 19.4605 and (e) a foreign currency forward which enables us to buy approximately £7.2 million ($9.3 million, at the September 30, 2016 exchange rate) at the contractual exchange rate of 1.3030. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the preceding paragraph) and expire on or before December 30, 2016.

The Company's foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments (which are adjusted quarterly) are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the fiscal year ended September 30, 2016, selling, general and administrative expenses included a net loss of $1.1 million in connection with all of the Company's foreign exchange contracts, including marked-to-market adjustments. Please see "Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk" and Note 14 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report.

   Share-Based Compensation Awards

The Company from time to time may grant performance-based unit awards and service-based awards to its employees and directors under the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the "2010 Plan"). As such, during the fiscal year ended September 30, 2016, the Company granted approximately 152,000 performance-based restricted stock units ("Performance Unit" or "Performance Units") to its employees under the 2010 Plan. Under the terms of the Performance Unit award, a grantee may earn from 0% to 200% of his or her target units, with the ultimate number of units earned upon settlement (and the expense recognized) dependent on the Company's level of achievement with respect to certain specified cumulative performance targets during the three-year period ending on September 30, 2018 (the "Performance Period") and satisfaction of the employee service condition. Periodic expense for Performance Unit awards, which is estimated quarterly, is based on the Company's projected performance during the Performance Period compared to the performance targets contained in the award. In addition, during the fiscal years ended September 30, 2016, 2015 and 2014, the Company granted approximately 1.5 million, 1.2 million and 1.6 million service-based stock options, respectively, and approximately 40,000, 222,000 and 247,000 service-based restricted stock awards, respectively, to its employees under the 2010 Plan. Furthermore, during the fiscal years ended September 30, 2016, 2015 and 2014, the Company also granted approximately 28,000, 20,000 and 27,000 service-based restricted stock units, respectively, to its non-employee directors under the 2010 Plan.

For the fiscal years 2016, 2015 and 2014, total share-based compensation expense charged against earnings in connection with all share-based compensation awards, and included in selling, general and administrative expenses, was $12.6 million, $16.8 million and $22.1 million, respectively, and resulted in an increase in additional paid-in capital by the same amounts. For the fiscal year 2014, share-based compensation expense reflects an expense of $3.5 million in connection with the executive management transition plan disclosed in May 2014. Share-based compensation expense for the fiscal years 2016, 2015 and 2014 included $1.3 million, $4.8 million and $8.8 million (including the expense of $3.5 million in connection with the executive management transition plan), respectively, of accelerated expense related to certain retirement eligible employees who are eligible to continue vesting in awards upon retirement under the terms of the 2010 Plan. For the fiscal years 2016, 2015 and 2014, the total income tax benefit recognized in the consolidated statements of earnings from all share-based compensation plans in which our employees participate or participated was $4.8 million, $6.3 million and $8.2 million, respectively, and resulted in the recognition of deferred tax assets by generally the same amounts. Our consolidated statements of cash flows reflect, for the fiscal years 2016, 2015 and 2014, excess tax benefits of $1.3 million, $22.1 million and $14.6 million, respectively, from share-based compensation award activity, including employee exercises of stock options, as financing cash flows. As of September 30, 2016, we had $8.5 million of unrecognized compensation expense related to unvested stock option awards that is expected to be charged to expense over the weighted average period of 1.8 years, and $3.0 million of unrecognized compensation expense related to unvested restricted stock awards that is expected to be charged to expense over the weighted average period of 1.9 years.

   Deferred Income Tax Assets

The Company recognizes deferred income taxes for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets (and liabilities) are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered (or settled). The Company has recorded a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carry-forwards. Management believes that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of such valuation allowance.

   Other Items

In the fiscal year ended September 30, 2016, the Company redeemed in full its 6.875% senior notes due 2019 primarily with the net proceeds from its December 2015 issuance of $750.0 million principal amount of its 5.625% senior notes due 2025. For the fiscal year ended September 30, 2016, the Company recorded a loss on extinguishment of debt of $33.3 million, including a call premium of $25.8 million and unamortized debt issuance costs of $7.5 million expensed, in connection therewith.

For the fiscal year 2015, cost of products sold and distribution expenses reflect €1.2 million ($1.4 million, at the weighted average exchange rate during the relevant period) and selling, general and administrative expenses reflect €3.5 million ($3.9 million, at the weighted average exchange rate during the relevant period) in expenses related to the Germany restructuring, based on the nature of the costs incurred.

For the fiscal years ended September 30, 2016, 2015 and 2014, selling, general and administrative expenses also reflect expenses of $14.6 million, $5.6 million (net of related insurance recovery of $0.6 million) and $2.5 million, respectively, consisting of costs related to the data security incidents discussed above. For the fiscal year ended September 30, 2016, these amounts include an accrued liability related to potential litigation costs and expenses associated with the 2014 data security incident of approximately $2.9 million and associated with the 2015 data security incident of approximately $12.8 million.

In addition, for the fiscal year 2014, selling, general and administrative expenses reflect expense of $3.5 million for a share-based compensation award in connection with the executive management transition plan disclosed in May 2014.

Results of Operations

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2016, 2015 and 2014 (in millions):

	Fiscal Year Ended September 30,
	2016	2015	2014
Net sales	$3,952.6	$3,834.4	$3,753.5
Cost of products sold and distribution expenses	1,988.7	1,936.5	1,893.3

Gross profit	1,963.9	1,897.9	1,860.2
Total other operating costs and expenses	1,465.6	1,402.6	1,353.2

Operating earnings	498.3	495.3	507.0
Interest expense	144.2	116.8	116.3

Earnings before provision for income taxes	354.1	378.5	390.7
Provision for income taxes	131.2	143.4	144.7

Net earnings	$222.9	$235.1	$246.0

The following table shows the condensed results of operations of our business for the fiscal years ended September 30, 2016, 2015 and 2014, expressed as a percentage of net sales for each respective period:

	Fiscal Year Ended September 30,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	50.3%	50.5%	50.4%

Gross profit	49.7%	49.5%	49.6%
Total other operating costs and expenses	37.1%	36.6%	36.1%

Operating earnings	12.6%	12.9%	13.5%
Interest expense	3.6%	3.0%	3.1%

Earnings before provision for income taxes	9.0%	9.9%	10.4%
Provision for income taxes	3.4%	3.8%	3.8%

Net earnings	5.6%	6.1%	6.6%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Fiscal Year Ended September 30,
	2016	2015	2014
Net sales:
Sally Beauty Supply	$2,364,531	$2,329,523	$2,308,743
BSG	1,588,087	1,504,820	1,444,755

Consolidated	$3,952,618	$3,834,343	$3,753,498

Gross profit	$1,963,940	$1,897,851	$1,860,172
Gross profit margin	49.7%	49.5%	49.6%
Selling, general and administrative expenses(b)(c)	$1,365,986	$1,313,134	$1,273,513
Depreciation and amortization	$99,657	$89,391	$79,663
Earnings before provision for income taxes:
Segment operating earnings:
Sally Beauty Supply(a)	$409,787	$412,393	$431,655
BSG	254,479	231,151	216,971

Segment operating earnings	664,266	643,544	648,626
Unallocated expenses(b)	(153,389)	(131,440)	(119,523)
Share-based compensation expense(c)	(12,580)	(16,778)	(22,107)

Operating earnings	498,297	495,326	506,996
Interest expense(d)	(144,237)	(116,842)	(116,317)

Earnings before provision for income taxes	$354,060	$378,484	$390,679

Segment operating profit margin:
Sally Beauty Supply	17.3%	17.7%	18.7%
BSG	16.0%	15.4%	15.0%
Consolidated operating profit margin	12.6%	12.9%	13.5%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,781	3,673	3,563
BSG	1,338	1,294	1,265

Consolidated	5,119	4,967	4,828

Same store sales growth(e)
Sally Beauty Supply	1.7%	1.7%	1.3%
BSG	5.5%	5.7%	3.5%
Consolidated	2.9%	2.9%	2.0%
(a)
For the fiscal year 2015, Sally Beauty Supply's operating earnings reflects $5.3 million in expenses related to the restructuring of its operations in Germany. This amount includes $1.4 million in expenses reported in cost of products sold and distribution expenses and $3.9 million in expenses reported in selling, general and administrative expenses in our consolidated statements of earnings.

(b)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the fiscal years 2016, 2015 and 2014, unallocated expenses reflect expenses of $14.6 million, $5.6 million (net of related insurance recovery of $0.6 million) and $2.5 million, respectively, in connection with the data security incidents.

(c)
For the fiscal year 2014, share-based compensation expense reflects a charge of $3.5 million in connection with the executive management transition plan. Share-based compensation expense is included in selling, general and administrative expenses in our consolidated statements of earnings.

(d)
For the fiscal year 2016, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company's December 2015 redemption of its senior notes due 2019.

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

Description of Net Sales and Expenses

Net Sales.    Our net sales consist primarily of the following:

  Sally Beauty Supply.    Sally Beauty Supply generates net sales primarily by selling products through its stores to both retail customers and salon professionals. Sally Beauty Supply sells products for hair color and care, skin and nail care, beauty sundries and styling tools. Because approximately 46% of our Sally Beauty Supply product sales come from exclusive-label brands, most of these same products are generally not available in most other retail stores or in our BSG business segment. Various factors influence Sally Beauty Supply's net sales including overall consumer traffic, local competition, inclement weather, product assortment and availability, price, hours of operation, and marketing and promotional activity. Sally Beauty Supply's product assortment and sales are generally not seasonal in nature.

  Beauty Systems Group.    BSG generates net sales primarily by selling products to salons and salon professionals through company-operated and franchised stores as well as through its network of professional distributor sales consultants. BSG sells products for hair color and care, skin and nail care, beauty sundries and styling tools. These products are not sold directly to the general public and are generally not the same products as those sold in our Sally Beauty stores. Various factors influence BSG's net sales, including product features and availability, competition, inclement weather, relationships with suppliers, new product introductions and price. BSG's product assortment and sales are generally not seasonal in nature.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of employee compensation (including share-based compensation expense), commissions paid to professional distributor sales consultants, employee benefits, rent, utilities, property maintenance, advertising costs, freight and distribution expenses for delivery to customers, credit card fees, insurance, corporate and shared costs, and other administrative costs and expenses.

Interest Expense.    Interest expense includes the amortization of deferred debt issuance costs and is stated net of interest income.

The Fiscal Year Ended September 30, 2016 compared to the Fiscal Year Ended September 30, 2015

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands).

	Fiscal Year Ended September 30,
	2016	2015	Increase
Net sales:
Sally Beauty Supply	$2,364,531	$2,329,523	$35,008	1.5%
BSG	1,588,087	1,504,820	83,267	5.5%

Consolidated net sales	$3,952,618	$3,834,343	$118,275	3.1%

Gross profit:
Sally Beauty Supply	$1,304,354	$1,276,529	$27,825	2.2%
BSG	659,586	621,322	38,264	6.2%

Consolidated gross profit	$1,963,940	$1,897,851	$66,089	3.5%

Gross profit margin:
Sally Beauty Supply	55.2%	54.8%	0.4%
BSG	41.5%	41.3%	0.2%
Consolidated gross profit margin	49.7%	49.5%	0.2%

Net Sales

Consolidated net sales increased by $118.3 million, or 3.1%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $113.4 million, or 3.0%, and sales through our BSG distributor sales consultants contributed an increase in consolidated net sales of approximately $20.3 million, or 0.5% compared to the fiscal year ended September 30, 2015. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $15.4 million, or 0.4%, compared to the fiscal year ended September 30, 2015. Consolidated net sales reflect a 2.9% same store sales growth rate for both the fiscal year ended September 30, 2016 and the fiscal year ended September 30, 2015. Consolidated net sales for the fiscal year ended September 30, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of $56.4 million, or 1.5% of consolidated net sales, including the impact of the stronger U.S. dollar in the fiscal year ended September 30, 2016.

The $118.3 million increase in consolidated net sales reflects, in our Sally Beauty Supply segment, increases in average unit prices resulting primarily from selective price increases in certain geographical areas of the U.S. and, in our BSG segment, increases in unit volume (including increases in sales at existing stores and the incremental sales from 37 BSG company-operated stores opened or acquired during the last twelve months) and increases in average unit prices (resulting from changes in product mix), as more fully discussed below.

Sally Beauty Supply.    Net sales for Sally Beauty Supply increased by $35.0 million, or 1.5%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $58.5 million, or 2.5%. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a net decrease in sales of approximately $23.5 million, or 1.0%, compared to the fiscal year ended September 30, 2015. Net sales for Sally Beauty Supply reflect a 1.7% same store sales growth rate for both the fiscal year ended September 30, 2016 and the fiscal year ended September 30, 2015. Net sales for Sally Beauty Supply for the fiscal year ended September 30, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $45.7 million, or 2.0% of Sally Beauty Supply's net sales.

The $35.0 million increase in the Sally Beauty Supply segment's net sales reflects increases in average unit prices resulting from selective price increases in certain geographical areas of the U.S. and a change in product mix primarily resulting from the introduction of certain products with higher average unit prices in the preceding 12 months.

Beauty Systems Group.    Net sales for BSG increased by $83.3 million, or 5.5%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in segment net sales of approximately $54.9 million, or 3.6%, and sales through our distributor sales consultants contributed an increase in segment net sales of approximately $20.3 million, or 1.3% compared to the fiscal year ended September 30, 2015. Other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months) in the aggregate contributed a net increase in sales of approximately $8.1 million, or 0.5%, compared to the fiscal year ended September 30, 2015. For the fiscal year ended September 30, 2016, the BSG segment's net sales reflect a 5.5% same store sales growth rate compared to 5.7% for the fiscal year ended September 30, 2015. Net sales for BSG for the fiscal year ended September 30, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $10.7 million, or less than 1.0% of BSG's net sales.

The $83.3 million increase in the BSG segment's net sales is primarily the result of an increase in both unit volume (including increases in sales at existing stores and the incremental sales from 37 company-operated stores opened or acquired during the last twelve months) and increases in average unit prices (resulting from changes in product mix, including as a result of the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

Consolidated gross profit increased by $66.1 million, or 3.5%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, principally due to higher sales volume and improved gross profit margins in both business segments, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, was 49.7% for the fiscal year ended September 30, 2016, compared to 49.5% for the fiscal year ended September 30, 2015.

Sally Beauty Supply.    Sally Beauty Supply's gross profit increased by $27.8 million, or 2.2%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, principally as a result of higher sales volume and improved gross profit margin. Sally Beauty Supply's gross profit as a percentage of net sales increased to 55.2% for the fiscal year ended September 30, 2016, compared to 54.8% for the fiscal year ended September 30, 2015. This increase was primarily the result of selective price increases in certain geographical areas of the U.S., fewer promotions and a shift in product mix (to higher margin product) resulting from a shift in customer preferences.

Beauty Systems Group.    BSG's gross profit increased by $38.3 million, or 6.2%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, principally as a result of higher sales volume and improved gross profit margin. BSG's gross profit as a percentage of net sales increased to 41.5% for the fiscal year ended September 30, 2016, compared to 41.3% for the fiscal year ended September 30, 2015 primarily as a result of a shift in product mix (to higher margin product) resulting from a shift in customer preferences and sales channel mix (to higher margin store-based product sales).

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $52.9 million, or 4.0%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. This increase was attributable in part to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened or acquired in the preceding 12 months (approximately 145 net additional company-operated stores added since September 30, 2015, which represents a 3.0% increase in the number of company-operated stores). In addition, the increase reflects higher employee compensation and compensation-related expenses of $28.0 million (including incremental compensation in connection with stores added since September 30, 2015 and expense of $1.3 million incurred in connection with our ongoing management transition plan), higher expenses related to on-going upgrades to our information technology systems (approximately $15.2 million), higher corporate expenses related to the data security incidents ($9.1 million, including the accrued liability of $12.8 million recorded in 2016, compared to the accrued liability of $2.9 million recorded in 2015, as described above), higher legal and other professional fees mainly in connection with certain corporate initiatives (approximately $6.1 million) and higher credit card fees (approximately $3.7 million). The increase in selling, general and administrative expenses was partially offset by decreases in estimated future payments in connection with the Company's self-insurance programs of $6.3 million and by the absence of expenses related to the 2015 Germany restructuring initiative (approximately $3.9 million, net of approximately $1.4 million reflected in cost of products sold and distribution expenses) during the fiscal year ended September 30, 2016. Selling, general and administrative expenses, as a percentage of net sales, were 34.6% for the fiscal year ended September 30, 2016, compared to 34.2% for the fiscal year ended September 30, 2015.

Depreciation and Amortization

Consolidated depreciation and amortization increased by $10.3 million to $99.7 million for the fiscal year ended September 30, 2016, compared to $89.4 million for the fiscal year ended September 30, 2015. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments, with store remodels in the Sally Beauty Supply segment (primarily in the U.S.) and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Fiscal Year Ended September 30,
	2016	2015	Increase (Decrease)
Operating Earnings:
Segment operating earnings:
Sally Beauty Supply	$409,787	$412,393	$(2,606)	(0.6)%
BSG	254,479	231,151	23,328	10.1%

Segment operating earnings	664,266	643,544	20,722	3.2%
Unallocated expenses	(153,389)	(131,440)	21,949	16.7%
Share-based compensation expense	(12,580)	(16,778)	(4,198)	(25.0)%

Operating earnings	$498,297	$495,326	$2,971	0.6%

Consolidated operating earnings increased by $3.0 million, or 0.6%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, primarily as a result of increased net sales and improved gross profit margin in both operating segments, and lower share-based compensation expense, partially offset by higher unallocated expenses, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased by 30 basis points to 12.6% for the fiscal year ended September 30, 2016, compared to 12.9% for the fiscal year ended September 30, 2015. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, as more fully discussed below, partially offset by the improvement in consolidated gross profit margin described above.

Sally Beauty Supply.    Sally Beauty Supply's segment operating earnings decreased by $2.6 million, or 0.6%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. This decrease was primarily a result of the incremental costs related to 108 net additional company-operated stores (stores opened during the past twelve months, which represents a 3.0% increase in the number of stores) operating during the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, higher depreciation expense principally associated with recent store openings and remodels (approximately $10.0 million) and higher expenses related to recent upgrades to our information technology systems (approximately $6.6 million). This decrease was partially offset by the increase in the segment's net sales and the improved gross profit margin described above and by the absence of expenses related to the 2015 Germany restructuring initiative ($5.3 million) during the fiscal year 2016. Segment operating earnings, as a percentage of net sales, decreased by 40 basis points to 17.3% for the fiscal year ended September 30, 2016, compared to 17.7% for the fiscal year ended September 30, 2015. This decrease reflects higher segment operating expenses as a percentage of the segment's net sales, including the expense increases discussed in this paragraph, partially offset by the improvement in the segment's gross profit margin described above.

Beauty Systems Group.    BSG's segment operating earnings increased by $23.3 million, or 10.1%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, primarily a result of the increase in the segment's net sales and the improved gross profit margin described above. This increase was partially offset by the incremental costs related to 37 net additional company-operated stores (stores opened or acquired during the past twelve months, which represents a 3.3% increase in the number of stores) operating during the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. Segment operating earnings, as a percentage of net sales, increased by 60 basis points to 16.0% for the fiscal year ended September 30, 2016, compared to 15.4% for the fiscal year ended

September 30, 2015. This increase reflects the increase in the segment's gross profit margin described above, as well as a decrease in segment operating expenses as a percentage of the segment's net sales.

Unallocated Expenses.    Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $21.9 million, or 16.7%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. This increase was due primarily to higher employee compensation and compensation-related expenses of $5.3 million (including expenses incurred in connection with our ongoing management transition plan of $1.3 million), higher corporate expenses related primarily to the data security incidents (approximately $9.1 million including the accrued liability of $12.8 million recorded in 2016, compared to the accrued liability of $2.9 million recorded in 2015, as described above), net of certain insurance recovery related to the data security incidents in 2015, higher corporate expenses related to on-going upgrades to our information technology systems of $7.5 million, and legal and other professional fees mainly in connection with certain corporate initiatives, in the aggregate, of $4.7 million. This increase was partially offset by decreases in estimated future payments in connection with the Company's self-insurance programs of $6.3 million.

Share-based Compensation Expense.    Total compensation costs charged against income for share-based compensation arrangements decreased by $4.2 million to $12.6 million for the fiscal year ended September 30, 2016, compared to $16.8 million for the fiscal year ended September 30, 2015. This decrease was mainly due to the timing of expense recognition in connection with retirement-eligible grantees during the fiscal year ended September 30, 2016 and the impact of awards that became fully vested after September 30, 2015.

Interest Expense

Interest expense increased by $27.4 million to $144.2 million for the fiscal year ended September 30, 2016, compared to $116.8 million for the fiscal year ended September 30, 2015. Interest expense is net of interest income of approximately $0.2 million for both the fiscal year ended September 30, 2016 and 2015. The increase in interest expense was principally due to the impact of our debt refinancing in December 2015, including a loss on extinguishment of debt of $33.3 million recognized in connection with such debt refinancing, partially offset by lower interest expense on the senior notes due 2015 compared to the senior notes due 2019. Please see Note 13 of the Notes to Consolidated Financial Statements in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report and "Liquidity and Capital Resources" below for additional information about the Company's debt.

Provision for Income Taxes

The provision for income taxes was $131.1 million and $143.4 million, and the annual effective income tax rate was 37.0% and 37.9%, for the fiscal years ended September 30, 2016 and 2015, respectively. The decrease in the effective income tax rate for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, is primarily due to decreased losses subject to a valuation allowance in certain of the Company's foreign operations and a reduction in non-deductible executive compensation.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased by $12.1 million, or 5.2%, to $222.9 million for the fiscal year ended September 30, 2016, compared to $235.1 million for the fiscal year ended September 30, 2015. Net earnings, as a percentage of net sales, decreased by 50 basis points to 5.6% for the fiscal year ended September 30, 2016, compared to 6.1% for the fiscal year ended September 30, 2015.

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

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Fiscal Year Ended September 30,
	2015	2014	Increase (Decrease)
Operating Earnings:
Segment operating earnings:
Sally Beauty Supply	$412,393	$431,655	$(19,262)	(4.5)%
BSG	231,151	216,971	14,180	6.5%

Segment operating earnings	643,544	648,626	(5,082)	(0.8)%
Unallocated expenses	(131,440)	(119,523)	11,917	10.0%
Share-based compensation expense	(16,778)	(22,107)	(5,329)	(24.1)%

Operating earnings	$495,326	$506,996	$(11,670)	(2.3)%

Consolidated operating earnings decreased by $11.7 million, or 2.3%, for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014. This decrease is primarily the result of higher unallocated expenses and a decrease in our Sally Beauty Supply segment's operating earnings, partially offset by an increase in our BSG segment's operating earnings and lower share-based compensation expense, as discussed below. Operating earnings, as a percentage of net sales, decreased to 12.9% for the fiscal year ended September 30, 2015, compared to 13.5% for the fiscal year ended September 30, 2014. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, including incremental corporate expenses related primarily to the data security incidents and ongoing data security upgrades of approximately $4.0 million (net of certain insurance recovery related to the data security incidents) and expenses of $5.3 million related to the Sally Beauty Supply segment's Germany restructuring mentioned earlier.

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

Financial Condition

September 30, 2016 Compared to September 30, 2015

Working capital (current assets less current liabilities) decreased by $11.2 million to $684.2 million at September 30, 2016, compared to $695.4 million at September 30, 2015. The ratio of current assets to current liabilities was 2.40 to 1.00 at September 30, 2016, compared to 2.41 to 1.00 at September 30, 2015. The decrease in working capital reflects a decrease in current assets of $14.3 million, partially offset by a decrease in current liabilities of $3.0 million. The decrease in current assets is principally due to a decrease in cash and cash equivalents of $53.4 million (please see "Liquidity and Capital Resources" below for a description of our sources and uses of cash) and a decrease of $5.4 million in accounts receivable, other, partially offset by an increase of $22.1 million in inventory, an increase in other current assets of $17.8 million and an increase in deferred income tax assets of $6.3 million. The decrease in current liabilities is principally due to a decrease of $4.5 million in accounts payable and a decrease in income taxes payable of $4.3 million, partially offset by an increase of $5.9 million in accrued liabilities, as discussed below.

Accounts receivable, other decreased by $5.4 million to $37.0 million at September 30, 2016, compared to $42.5 million at September 30, 2015 due primarily to the timing of collections from customers and vendors in the ordinary course of our business and the impact of foreign currency translation adjustments. Inventory increased by $22.1 million to $907.3 million at September 30, 2016, compared to $885.2 million at September 30, 2015 primarily due to the effect of stores opened (145 net additional Sally Beauty Supply and BSG company-operated stores added during the fiscal year ended September 30, 2016) and the addition of new product lines in both operating segments, partially offset by the impact of foreign currency translation adjustments of approximately $12.5 million. Other current assets increased by $17.8 million to $54.9 million at September 30, 2016, compared to $37.0 million at September 30, 2015 due primarily to an increase in income tax receivable in the ordinary course of our business. Deferred income tax assets increased by $6.3 million to $40.0 million at September 30, 2016, compared to $33.7 million at September 30, 2015 due primarily to the timing of recognition, for financial accounting purposes, of the loss contingency obligation discussed earlier compared to the timing of recognition of such loss for income tax purposes. Please see Note 16 of notes to consolidated financial statements included elsewhere in this Annual Report.

Accounts payable decreased by $4.5 million to $271.4 million at September 30, 2016, compared to $275.9 million at September 30, 2015 due to the timing of payments to suppliers primarily in connection with recent purchases of merchandise inventory and capital expenditures. Accrued liabilities increased by $5.9 million to $214.6 million at September 30, 2016, compared to $208.7 million at September 30, 2015, primarily due to an increase of $12.8 million in the loss contingency obligation in connection with the data security incidents and an increase in other operational accruals, partially offset by a decrease in accrued compensation and benefits of $5.6 million and a decrease in interest payable in connection with our debt, mainly as a result of our December 2015 debt refinancing. Income taxes payable decreased by $4.3 million to $2.0 million at September 30, 2016, compared to $6.3 million at September 30, 2015 due primarily to the timing of federal estimated income tax payments in the ordinary course of our business.

Net property and equipment increased by $48.7 million to $319.6 million at September 30, 2016, compared to $270.8 million at September 30, 2015, primarily due to capital expenditures of $143.4 million, including amounts incurred but not paid, partially offset by the fiscal year 2016 depreciation expense of $86.3 million and foreign currency translation adjustments of approximately $5.9 million.

Goodwill increased by $8.3 million to $532.7 million at September 30, 2016, compared to $524.4 million at September 30, 2015, primarily due to $12.8 million of goodwill recorded in connection with businesses acquired during the fiscal year 2016, partially offset by foreign currency translation adjustments of approximately $4.5 million.

Intangible assets, excluding goodwill, decreased by $5.9 million to $93.0 million at September 30, 2016, compared to $98.8 million at September 30, 2015, primarily due to amortization expense of $13.3 million recognized in the fiscal year 2016 and foreign currency translation adjustments, partially offset by $10.1 million of intangible assets recorded in connection with businesses acquired during the fiscal year 2016.

Long-term debt, including current portion, decreased by $3.6 million to $1,784.0 million at September 30, 2016, compared to $1,787.6 million at September 30, 2015, primarily due to deferred financing costs of $12.7 million paid in connection with our December 2015 issuance of our senior notes due 2025 and the amortization of premium on certain senior notes, partially offset by unamortized deferred financing costs of $7.5 million expensed in connection with our December 2015 redemption of our senior notes due 2019 and amortization of deferred financing costs of $3.3 million. Please see "Liquidity and Capital Resources" below.

Deferred income tax liabilities increased by $28.8 million to $114.7 million at September 30, 2016, compared to $85.9 million at September 30, 2015 due primarily to the timing of recognition, for financial accounting purposes, of depreciation and amortization expenses compared to the timing of recognition of such expenses for income tax purposes. Please see Note 16 of notes to consolidated financial statements included elsewhere in this Annual Report.

Total stockholders' deficit decreased by $21.7 million to $276.2 million at September 30, 2016, compared to $297.8 million at September 30, 2015. This decrease was primarily a result of net earnings of $222.9 million, and share-based compensation expense, the impact of exercises of stock options and other share-based compensation activity, in the aggregate, of approximately $28.4 million. This decrease was partially offset by our repurchase and retirement of approximately 7.8 million shares of our common stock for approximately $207.3 million and foreign currency translation adjustments, net of tax, of $22.3 million. Please see "Liquidity and Capital Resources" below.

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

At September 30, 2016, cash and cash equivalents were $86.6 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, fund share repurchases and potential acquisitions, and finance anticipated capital expenditures, including information technology upgrades and store remodels, over the next twelve months.

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

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. The funds drawn on an individual occasion during the fiscal year ended September 30, 2016 have varied in amounts up to $20.0 million, total amounts outstanding have ranged from zero up to $90.0 million and the average daily balance outstanding was $12.3 million. During the fiscal year ended September 30, 2016, the weighted average interest rate on our borrowings under the ABL facility was 3.0%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of September 30, 2016, there were no borrowings outstanding under the ABL facility and Sally Holdings had $478.4 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

During the fiscal years ended September 30, 2016, 2015 and 2014 we completed several individually immaterial acquisitions at an aggregate cost of $26.1 million, $7.1 million and $4.9 million, respectively. We generally funded these acquisitions with cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our October 2013 debt issuance.

Share Repurchase Programs

In August 2014, we announced that the Board had approved the 2014 Share Repurchase Program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate three-year period expiring on September 30, 2017.

During the fiscal years ended September 30, 2016 and 2015, we repurchased and subsequently retired approximately 7.8 million and 8.1 million shares of our common stock, respectively, under the 2014 Share Repurchase Program at a cost of $207.3 million and $227.6 million, respectively. In addition, during the fiscal year ended September 30, 2014, we repurchased and retired approximately 12.6 million shares of our common stock under the 2013 Share Repurchase Program (a share repurchase program approved by our Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at a cost of $333.3 million. We funded these share repurchases with cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our October 2013 debt issuance. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and available borrowings under the ABL facility.

Historical Cash Flows

For the fiscal years 2016, 2015 and 2014, our primary sources of cash have been funds provided by operating activities, our October 2013 debt issuance and, when necessary, borrowings under our ABL facility. The primary uses of cash during the past three years were for share repurchases, debt service, capital expenditures and acquisitions.

The following table shows our sources and uses of funds for the fiscal years ended September 30, 2016, 2015 and 2014 (in thousands):

	Fiscal Year Ended September 30,
	2016	2015	Change	2015	2014	Change
Net cash provided by operating activities	$351,005	$300,787	$50,218	$300,787	$315,972	$(15,185)
Net cash used by investing activities	(174,830)	(112,818)	(62,012)	(112,818)	(81,754)	(31,064)
Net cash used by financing activities	(229,030)	(151,955)	(77,075)	(151,955)	(173,734)	21,779
Effect of foreign currency exchange rate changes on cash and cash equivalents	(561)	(2,551)	1,990	(2,551)	(1,024)	(1,527)

Net increase (decrease) in cash and cash equivalents	$(53,416)	$33,463	$(86,879)	$33,463	$59,460	$(25,997)

   Net Cash Provided by Operating Activities

Net cash provided by operating activities during the fiscal year ended September 30, 2016 increased by $50.2 million to $351.0 million, compared to $300.8 million during the fiscal year ended September 30, 2015 mainly due to an increase in net earnings before depreciation and amortization expenses, net loss on extinguishment of debt, share-based compensation, deferred income taxes, net loss on disposal of property and equipment and excess tax benefits resulting from share-based compensation activity (in the aggregate, $60.2 million), partially offset by net changes in the components of working capital.

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

   Net Cash Used by Investing Activities

Net cash used by investing activities during the fiscal year ended September 30, 2016 increased by $62.0 million to $174.8 million, compared to $112.8 million during the fiscal year ended September 30, 2015. This increase reflects incremental capital expenditures of $44.7 million, primarily related to store openings and ongoing information technology upgrades in both business segments, store remodels in the Sally Beauty Supply segment (primarily in the U.S.) and upgrades to certain distribution centers and an increase of $19.7 million in cash used for acquisitions, net of cash acquired, in the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, partially offset by incremental proceeds from sale of property and equipment ($2.3 million).

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

   Net Cash Used by Financing Activities

Net cash used by financing activities increased by $77.1 million to cash used of $229.0 million during the fiscal year ended September 30, 2016, compared to $152.0 million during the fiscal year ended September 30, 2015, primarily due to the payment of a redemption premium ($25.8 million) and debt issuance costs ($12.7 million) in connection with our redemption of the senior notes due 2019 and issuance of the senior notes due 2025 in December 2015, and a decrease in proceeds from exercises of stock options and excess tax benefits resulting from share-based compensation activity, in the aggregate, of $58.9 million, partially offset by a decrease in share repurchases under the 2014 Share Repurchase Program ($20.2 million).

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

In the fiscal year 2011, Sally Holdings entered into a $400 million, five-year asset-based senior secured loan facility (the "ABL facility"). The availability of funds under the ABL facility, as amended in June 2012, is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. In the fiscal year 2013, the Company, Sally Holdings and other parties to the ABL facility entered into a second amendment to the ABL facility which, among other things, increased the maximum availability under the ABL Facility to $500.0 million (subject to borrowing base limitations), reduced pricing, relaxed the restrictions regarding the making of Restricted Payments, extended the maturity to July 2018 and improved certain other covenant terms. At September 30, 2016, the Company had $478.4 million available for borrowing under the ABL facility, including the Canadian sub-facility.

In the fiscal year 2012, Sally Holdings and Sally Capital Inc. (collectively, the "Issuers"), both indirect wholly-owned subsidiaries of the Company, issued $750.0 million aggregate principal amount of their 6.875% Senior Notes due 2019 (the "senior notes due 2019") and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the "senior notes due 2022"), including $150.0 million of the aggregate principal amount of the senior notes due 2022 issued at par plus a premium. Such premium is being amortized over the term of the senior notes due 2022 using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million (substantially all of which was incurred in 2006 in connection with our separation from Alberto-Culver) and for general corporate purposes. In December 2015, the Company redeemed in full the senior notes due 2019 at a redemption premium equal to 103.438% primarily with the net proceeds from the issuance of the 5.625% Senior Notes due 2025 (the "senior notes due 2025"), as further discussed below.

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

As of September 30, 2016, the principal amount of long-term debt (excluding capitalized leases) is as follows (dollars in thousands):

	Principal Amount(a)	Maturity Dates	Interest Rates(b)
ABL facility	$—	July 2018	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(c) plus (1.50% to 1.75%)
Senior notes due 2022	850,000	June 2022	5.750%
Senior notes due 2023	200,000	Nov. 2023	5.500%
Senior notes due 2025	750,000	Dec. 2025	5.625%

Total	$1,800,000

(a)
Amounts reported above do not reflect unamortized premium of $5.6 million related to notes with an aggregate principal amount of $150.0 million or unamortized debt issuance costs in the aggregate amount of $23.7 million, at September 30, 2016.

(b)
Interest rates shown represent the coupon or contractual rate related to each debt instrument listed.

(c)
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

Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables (and related general intangibles and other property) of our domestic subsidiaries (and, in the case of borrowings under the Canadian sub-facility, such assets of our Canadian subsidiaries and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries). The senior notes due 2022, the senior notes due 2023 and the senior notes due 2025 (which we refer to collectively as "the Senior Notes" or the "senior notes due 2022, 2023 and 2025") are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2022, 2023 and 2025 is payable semi-annually, during the Company's first and third fiscal quarters.

The ABL facility and the indentures governing the senior notes due 2022, 2023 and 2025 contain other covenants regarding restrictions on asset dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2016, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company's Secured Leverage Ratio exceeds 4.0 to 1.0. At September 30, 2016, the Company's Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium.

The indentures governing the senior notes due 2022, 2023 and 2025 contain terms which restrict the ability of Sally Beauty's subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 ("Incurrence Test"). At September 30, 2016, the Company's Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the Senior Notes restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a "Restricted Payment" or "Restricted Payments") to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings' and its subsidiaries' cumulative consolidated net earnings since July 1, 2006 (for the senior notes due 2022 and the senior notes due 2023) or since October 1, 2015 (for the senior notes due 2025), plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes plus (v) $350 million (for the senior notes due 2025). Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At September 30, 2016, the Company's Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of September 30, 2016, the Consolidated Fixed Charge Coverage Ratio was approximately 3.1 to 1.0.

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

Capital Requirements

During the fiscal year ended September 30, 2016, we had total capital expenditures of approximately $143.4 million, including amounts incurred but not paid at September 30, 2016 (approximately $3.8 million), which were primarily in connection with the addition of new stores and store remodels, expansion or relocation of existing stores in the ordinary course of our business, upgrades to certain distribution centers in the U.S. and ongoing information technology upgrades. For the fiscal year 2017, we anticipate capital expenditures of approximately $135.0 million, excluding acquisitions. Capital expenditures will be primarily to fund the addition of new stores, store remodels, upgrades to our distribution centers in the U.S., expansion or relocation of existing stores, as well as certain corporate projects in the ordinary course of our business, including ongoing technology upgrades.

Contractual Obligations

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2016 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest obligations(a)	$102,867	$204,775	$205,012	$2,031,266	$2,543,920
Obligations under operating leases(b)	176,066	262,983	133,477	77,741	650,267
Purchase obligations(c)	18,754	19,333	19,000	8,708	65,795
Other long-term obligations(d)(e)	14,609	7,084	3,457	4,031	29,181

Total	$312,296	$494,175	$360,946	$2,121,746	$3,289,163

(a)
Long-term debt obligations include obligations under capital leases and future interest payments on senior notes outstanding as of September 30, 2016. The amounts shown above do not include unamortized premium and deferred debt issuance costs reflected in the Company's consolidated balance sheets since those excluded amounts do not represent contractual obligations.

(b)
In accordance with GAAP, obligations under operating leases are not reflected in the Company's consolidated balance sheets. The amounts reported for operating leases do not include common area maintenance (CAM), property taxes or other executory costs. Please see Note 12 of the "Notes to Consolidated Financial Statements" in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report for additional information about the Company's operating leases. The amounts shown above do not include obligations of the Company's franchisees under operating leases of approximately $1.3 million for which the Company is contingently liable in the event of default by the franchisee.

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

(e)
The table above does not include $1.3 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

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

Off-Balance Sheet Financing Arrangements

At September 30, 2016 and 2015, we had no off-balance sheet financing arrangements other than obligations under operating leases (see Contractual Obligations table above), and letters of credit (related to inventory purchases and self-insurance programs) in the aggregate amount of $21.6 million and $23.1 million, respectively.

Inflation

We believe inflation did not have a material effect on our results of operations during each of the three fiscal years in the period ended September 30, 2016. However, during the past few years, we have experienced an upswing in labor and real estate costs in the U.S. Employee compensation and rent expenses represent two of our most significant operating expenses. A material increase in labor and real estate costs in the future, particularly during an extended period of time, could have a material adverse effect on our results of operations.

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

Valuation of Inventory

Inventory is stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or net realizable value. When necessary, the Company adjusts the carrying value of inventory to the lower of cost or net realizable value, including disposal costs, and for estimated inventory shrinkage. In assessing the net realizable value of inventory, management considers several key factors including estimates of the future demand for the Company's products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in stock keeping units ("SKUs"). We estimate inventory shrinkage between physical counts based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of products sold and distribution expenses. Inventory shrinkage expense averaged approximately 1.0% of consolidated net sales in fiscal years 2016, 2015 and 2014. A 10% increase or decrease in our estimate of inventory shrinkage at September 30, 2016, would impact net earnings by approximately $1.5 million, net of income tax.

Vendor Rebates and Concessions

The Company deems a cash consideration received from a supplier to be a reduction of the cost of products sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendor's products. The majority of cash consideration received by the Company is considered to be a reduction of the cost of the related products and is reflected in cost of products sold and distribution expenses in our consolidated statements of earnings as the related products are sold. Any portion of such cash consideration received that is attributable to inventory on hand is reflected as a reduction of inventory. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in the consolidated statements of earnings. We record cash consideration expected to be received from vendors in other receivables at the amount we believe will be collected. These receivables could be significantly affected if the actual amounts subsequently collected differ from management's expectations. A 10% increase or decrease in these receivables at September 30, 2016, would impact net earnings by approximately $2.2 million, net of income tax.

Retention of Risk

   Employee Health Insurance Liability

We maintain a largely self-funded program, primarily in the U.S., for healthcare benefits for employees who meet certain eligibility requirements. We cover the majority of expenses associated with these benefits, other than certain fees and out-of pocket expenses paid by the employees through payroll deductions. Payments for healthcare benefits below specified amounts (currently $350,000 per individual per year) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in claims incurred but not yet reported, and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2016 and 2015, we accrued an estimated liability relating to employee health insurance of $7.7 million and $6.5 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs of our employee healthcare benefits. In assessing the adequacy of our employee health insurance liability, management considers several key factors including estimates of medical costs and trends in claims. This liability could be significantly affected if actual results differ from management's expectations. A 10% increase or decrease in our employee health insurance liability at September 30, 2016 would impact net earnings by approximately $0.5 million, net of income tax.

   Workers' Compensation Liability, General Liability, and Automobile and Property Liability

We maintain a large deductible insurance plan for workers' compensation liability, general liability and automobile and property liability loss exposures. We base our estimates of the ultimate liability on an actuarial analysis performed by an independent third-party actuary. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2016 and 2015, our balance sheets included an estimated liability related to these deductible and retention limits of approximately $21.1 million and $29.4 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our workers' compensation, general liability, and automobile and property liability insurance coverage. Changes in estimates occur over time due to such factors as claims incidence and severity of injury or damages. Our liabilities could be significantly affected if actual results differ from management's expectations or actuarial analyses. A 10% increase or decrease in our workers' compensation liability, general liability, and automobile and property liability at September 30, 2016 would impact net earnings by approximately $1.3 million, net of income tax.

The change in the insurance and self-insurance liability was as follows (in thousands):

	Fiscal Year Ended September 30,
	2016	2015
Balance at beginning of period	$36,477	$39,103
Self-insurance expense	69,668	74,277
Payments, net of employee contributions	(76,966)	(76,903)

Balance at end of period	$29,179	$36,477

Income Taxes

We record income tax provisions in our consolidated financial statements based on an estimation of current income tax liabilities. The development of these provisions requires judgments about tax positions, potential outcomes and timing. If we prevail in tax matters for which provisions have been established or are required to settle matters in excess of established provisions, our effective tax rate for a particular period could be significantly affected.

For the fiscal years ended September 30, 2016, 2015 and 2014, the effective income tax rates were 37.0%, 37.9% and 37.0%, respectively. The decrease in the effective income tax rate for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, is primarily due to decreased losses subject to a valuation allowance in certain of the Company's foreign operations and a reduction in non-deductible executive compensation. For the fiscal year ending September 30, 2017, the annual effective tax rate is expected to be in the range of 37.5% to 38.5%.

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. We believe that it is more-likely-than-not that our results of operations in the future will generate sufficient taxable income to realize our deferred tax assets, net of the valuation allowance currently recorded. We have recorded a valuation allowance to account for uncertainties regarding the recoverability of certain deferred tax assets, primarily foreign loss carryforwards. In the future, if we determine that certain deferred tax assets will not be realizable, the related adjustments could significantly affect our effective tax rate at that time. The estimated tax benefit of an uncertain tax position is recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

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

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate it is more-likely-than-not that the value of the asset may be impaired. For the purpose of reviewing goodwill for impairment, the Company aggregates components of its operating segments with similar economic characteristics into a reportable unit.

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

Share-Based Payments

We recognize share-based compensation expense on a straight-line basis over the vesting period or, in connection with service-based awards, to the date a participant becomes eligible for retirement, if earlier. For fiscal years 2016, 2015 and 2014, total compensation cost charged against income and included in selling, general and administrative expenses for share-based compensation arrangements was $12.6 million, $16.8 million and $22.1 million, respectively.

The amount of share-based compensation expense related to stock option awards is determined based on the fair value of each stock option award on the date of grant. The fair value of each stock option is estimated using the Black-Scholes option pricing model using the following valuation inputs: expected life, volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding and is based on historical employee tenure and option exercise trends. The expected volatility reflects the average historical volatility for the Company's common stock. The risk-free interest rate is based on the zero-coupon U.S. Treasury notes with a remaining term, at the grant date, equal to the expected life of the stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. The amount of expense recognized in connection with stock option awards is significantly affected by these estimates. In addition, we record periodic expense in connection with stock option awards based on an estimate of the number of stock options actually expected to vest, which requires us to estimate future forfeitures. We estimate future forfeitures based on our historical experience. Actual forfeitures could differ from these estimates and could significantly affect the amount and timing of recognition of our share-based compensation expense related to stock option awards.

The amount of share-based compensation expense related to performance-based restricted stock awards is determined based on the fair value of each award on the date of grant, which is based on the closing market price of the Company's common stock on the date of grant. In addition, we record periodic expense (which is estimated quarterly) in connection with performance-based awards based on an estimate of the number of awards actually expected to vest. This requires that we estimate the Company's future performance over the performance period (generally three years) associated with each award. Actual performance could differ from these estimates and could significantly affect the amount and timing of recognition of our share-based compensation expense related to performance-based awards.

We have based all share-based compensation estimates on management's assumptions as of September 30, 2016. Our estimates for future periods may be based on different assumptions and, accordingly, may differ.

We believe that our share-based compensation expense is based on reasonable estimates and assumptions. However, if actual results are not consistent with our estimate or assumptions, we may be exposed to changes in share-based compensation expense that could be material. A 10% change in our share-based compensation expense for the year ended September 30, 2016 would affect earnings by approximately $0.8 million, net of income tax.

Recent Accounting Pronouncements

The Company has not yet adopted and is currently assessing the potential effect of the following pronouncements on its consolidated financial statements:

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Income Taxes ("ASU 2015-17") which aims to simplify the classification of deferred taxes on the balance sheet. More specifically, ASU 2015-17 will require that all deferred tax assets and liabilities, and any related valuation allowance, be reported as noncurrent in a classified balance sheet. The new guidance will replace the existing practice of reporting deferred taxes for each tax jurisdiction (or taxing component of a jurisdiction) as (a) a net current asset or liability and (b) a net noncurrent asset or liability. The new guidance does not change the existing requirement that only permits offsetting assets and liabilities within the same jurisdiction. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"), which will require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the current guidance. The lease liability will be measured based on the present value of future lease payments, subject to certain conditions. The right-of-use asset will be measured based on the initial amount of the liability, plus certain initial direct costs. The new guidance will further require that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under current rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has completed a preliminary assessment of the potential impact of adopting ASU 2016-02 on its financial statements. At September 30, 2016, adoption of ASU 2016-02 would result in recognition of a right-of-use asset in the estimated amount of approximately $600.0 million and a lease liability for a similar amount in the Company's consolidated balance sheet. The Company does not believe adoption of ASU 2016-02 will have a material impact on the Company's earnings or cash flows. At September 30, 2016, the Company has not made a decision to early adopt the new standard. The amount of the right-of-use asset and the lease liability ultimately recognized by the Company may materially defer from this preliminary estimate, including as a result of future organic growth in our business and potential acquisitions.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, intended to simplify various aspects of how share-based payments are recorded and presented on the financial statements. For example, the new guidance will require that all the income tax effect related to share-based payments be recorded in income tax expense. The new guidance further removes the current requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. In addition, the new standard will require that excess tax benefits and shortfalls from share-based compensation awards be reported as operating activities in the statement of cash flows. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company has not completed its assessment of the potential impact of adopting the provisions of ASU 2016-09 on its financial statements. The adoption of ASU 2016-09, however, could result in a material impact to the Company's consolidated results of operations and cash flows from operating activities in the period of adoption, and the application of the new standard in the future could result in greater fluctuation in the Company's effective income tax rate and income tax expense when compared to results under the current accounting guidance.

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

In September 2015, the FASB issued ASU" No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16") which will eliminate the current requirement to recognize measurement-period adjustments to provisional amounts retrospectively. Instead, ASU 2015-16 requires the acquirer to recognize measurement-period adjustments, as well as the impact on earnings of changes in depreciation, amortization and similar items (if any) resulting from the change to the provisional amounts, in the period when the amount of each measurement-period adjustment is determined. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several countries located in South America. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. For each of the fiscal years 2016, 2015 and 2014, approximately 17% of our consolidated net sales were made in currencies other than the U.S. dollar. Consolidated net sales for the fiscal year ended September 30, 2016, are inclusive of an approximately $56.4 million negative impact from changes in foreign currency exchange rates and other comprehensive income reflects $22.3 million in foreign currency translation adjustments. For the fiscal years 2016, 2015 and 2014, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure, would have impacted our consolidated net sales by approximately 1.8% in the fiscal year 2016, and would have impacted our consolidated net assets by approximately 2.3% at September 30, 2016.

As more fully discussed elsewhere in this Annual Report, the Company uses from time to time foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates. At September 30, 2016, the aggregate net fair value of all foreign exchange contracts held by the Company was approximately $0.3 million, consisting of contracts in a liability position.

The Company's foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect a net loss of $1.1 million for the fiscal year ended September 30, 2016, and net gains of $2.7 million and $1.9 million in the fiscal years ended September 30, 2015 and 2014, respectively in connection with all of the Company's foreign currency derivatives instruments, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At September 30, 2016, we had no borrowings outstanding under our ABL facility and we held no interest rate swaps or similar derivative instruments.

Credit risk

We are exposed to credit risk in connection with certain assets, primarily cash equivalents, short-term investments and accounts receivable. We believe that the credit risk associated with cash equivalents and short-term investments, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2016.

The derivative instruments held by the Company from time to time, including the foreign currency derivatives mentioned above, expose the Company to credit risk in the event of default by a counterparty. We believe that such exposure is mitigated by the substantial resources and strong creditworthiness of the counterparties to our derivative instruments at September 30, 2016. In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see "Index to Financial Statements" which is located on page 92 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Background.    Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer ("CEO") and our acting Principal Financial Officer ("PFO"), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K sets forth the attestation report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the KPMG attestation report for a more complete understanding of the topics presented.

Controls Evaluation and Related CEO and PFO Certifications.    Our management, with the participation of our CEO and PFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and PFO.

Certifications of our CEO and our PFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Annual Report. This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Conclusions regarding Disclosure Controls.    Based on the required evaluation of our disclosure controls and procedures, our CEO and PFO have concluded that, as of September 30, 2016, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting.

Management of the Company, including the CEO and PFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2016 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Report of Independent Registered Public Accounting Firm.    Please refer to KPMG's Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 92 of this Annual Report.

Changes in Internal Control over Financial Reporting.    During our last fiscal quarter, other than as described below, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During our last fiscal quarter, we implemented the Oracle enterprise resource planning software ("Oracle"), hosted by the International Business Machines Corporation (IBM), to replace our previous enterprise resource planning system, hosted internally. This new software affects aspects of our accounting and financial reporting systems, and our processes and internal control environment for U.S and Canada operations, including global consolidation for financial reporting purposes. These changes were not implemented in response to a significant control deficiency or material weakness, and we believe that these changes will improve our overall system of internal control over financial reporting.

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

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2017 Annual Meeting of Stockholders under the headings "Proposal 1—Election of Directors," "Executive Officers of the Registrant," "Information Regarding Corporate Governance, the Board, and Its Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Report of the Audit Committee."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2017 Annual Meeting of Stockholders under the headings "Information on the Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2017 Annual Meeting of Stockholders under the heading "Ownership of Securities."

 EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of September 30, 2016, about our common stock that may be issued under all of our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders	6,239,389	$22.95	5,909,854
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	6,239,389	$22.95	5,909,854

(1)
Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan ("the 2010 Plan") and predecessor share-based compensation plans. We currently grant awards only under the 2010 Plan.

(2)
Represents shares that are available for issuance pursuant to restricted stock or other full value awards under the 2010 Plan, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2017 Annual Meeting of Stockholders under the headings "Information Regarding Corporate Governance, the Board, and Its Committees," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Party Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2017 Annual Meeting of Stockholders under the heading "Proposal 4—Ratification of Selection of Auditors."

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a)   List of Financial Statements and Financial Statement Schedules

Please see "Index to Financial Statements" which is located on page 92 of this Annual Report.

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
4.6
Joinder to Loan Documents, dated as of December 20, 2011, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012†
4.7
Joinder to Loan Documents, dated as of May 28, 2015, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Military Supply LLC, Loxa Beauty LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2015†
4.8
Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc. and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 18, 2012
4.9
Supplemental Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit hereto), which is incorporated herein by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 18, 2012
4.10
Second Supplemental Indenture, dated as of October 29, 2013, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 29, 2013
4.11
Third Supplemental Indenture, dated as of May 28, 2015, by and among Loxa Beauty LLC , Sally Beauty Military Supply LLC, Sally Holdings LLC, Sally Capital Inc., each existing Parent Guarantor and Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2015
4.12
Third Supplemental Indenture, dated as of May 28, 2015, by and among Loxa Beauty LLC , Sally Beauty Military Supply LLC, Sally Holdings LLC, Sally Capital Inc., each existing Parent Guarantor and Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2015
4.13
Third Supplemental Indenture, dated as of December 3, 2015, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 3, 2015

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
10.4	Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 3, 2007
10.5
2007 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.6
2007 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 27, 2007
10.7
2009 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on November 20, 2008
10.8
2009 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on November 20, 2008
10.9
Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007
10.10
Form of Option Exercise Period Extension Agreement for Retired Executives, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2009
10.11
Amended and Restated Alberto-Culver Company Employee Stock Option Plan of 2003, which is incorporated herein by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.12
2010 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on November 19, 2009

10.13	2010 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.14
2010 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.15
Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K filed on November 19, 2009
10.16
2011 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K filed on November 18, 2010
10.17
2011 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K filed on November 18, 2010
10.18
2011 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K filed November 15, 2012
10.19
Form of Option Exercise Period Extension and Restricted Stock Vesting Extension Agreement, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012
10.20
2016 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Supply, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 4, 2016
10.21
Separation and Release Agreement by and between Gary Winterhalter and the Company, dated as of February 18, 2016, which is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016
10.22
Option Exercise Period Extension Agreement by and between the Company and Gary Winterhalter, dated as of February 18, 2016, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016
10.23
Separation and Release Agreement by and between Brian E. Walker and the Company, dated as of February 15, 2016, which is incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016
10.24	Offer Letter to Christian A. Brickman, dated as of April 25, 2014, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2014
10.25
Form of Severance Agreement between each of Matthew Haltom and the Company effective as of November 5, 2012, Christian A. Brickman and the Company effective as of June 2, 2014, Mark G. Spinks and the Company effective July 31, 2015 and Sharon Leite and the Company effective February 1, 2016, which is incorporated herein by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 5, 2012

10.26	2012 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on November 15, 2012
10.27
Sally Beauty Holdings, Inc. Amended and Restated Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on November 15, 2012
10.28
Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on November 15, 2012
10.29
Consulting Agreement by and between Sally Beauty Holdings, Inc. and John R. Golliher, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 6, 2015
10.30	Sally Beauty Holdings, Inc. Third Amended and Restated Independent Director Compensation Policy*
10.31	Separation Agreement by and between Mark Flaherty and Sally Beauty Supply LLC, dated as of September 28, 2016*
21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*
23.1	Consent of KPMG*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Christian A. Brickman*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Janna S. Minton*
32.1	Section 1350 Certification of Christian A. Brickman*
32.2	Section 1350 Certification of Janna S. Minton*
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders' Equity (Deficit) and (vi) the Notes to Consolidated Financial Statements*
*
Included herewith

†
Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request..

(c)   Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November, 2016.

SALLY BEAUTY HOLDINGS, INC.
By:	/s/ CHRISTIAN A. BRICKMAN Christian A. Brickman President, Chief Executive Officer and Director
By:	/s/ JANNA S. MINTON Janna S. Minton Group Vice President, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTIAN A. BRICKMAN Christian A. Brickman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 15, 2016
/s/ JANNA S. MINTON Janna S. Minton	Group Vice President, Chief Accounting Officer and Controller (Principal Financial Officer)	November 15, 2016
/s/ ROBERT R. MCMASTER Robert R. McMaster	Chairman of the Board of Directors	November 15, 2016
/s/ KATHERINE BUTTON BELL Katherine Button Bell	Director	November 15, 2016
/s/ MARSHALL E. EISENBERG Marshall E. Eisenberg	Director	November 15, 2016
/s/ DAVID W. GIBBS David W. Gibbs	Director	November 15, 2016
/s/ JOHN A. MILLER John A. Miller	Director	November 15, 2016
/s/ SUSAN R. MULDER Susan R. Mulder	Director	November 15, 2016
/s/ ERIN NEALY COX Erin Nealy Cox	Director	November 15, 2016
/s/ EDWARD W. RABIN Edward W. Rabin	Director	November 15, 2016

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements
Years ended September 30, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited Sally Beauty Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sally Beauty Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders' deficit for each of the years in the three-year period ended September 30, 2016, and our report dated November 14, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 14, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders' deficit for each of the years in the three-year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sally Beauty Holdings, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 14, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 14, 2016

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2016 and 2015
(In thousands, except par value data)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$86,622	$140,038
Trade accounts receivable, net	46,942	48,602
Accounts receivable, other	37,041	42,490
Inventory	907,337	885,214
Other current assets	54,861	37,049
Deferred income tax assets	40,024	33,709

Total current assets	1,172,827	1,187,102
Property and equipment, net	319,558	270,847
Goodwill	532,714	524,369
Intangible assets, excluding goodwill, net	92,963	98,848
Other assets	14,001	13,185

Total assets	$2,132,063	$2,094,351

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$716	$755
Accounts payable	271,376	275,917
Accrued liabilities	214,584	208,717
Income taxes payable	1,989	6,310

Total current liabilities	488,665	491,699
Long-term debt	1,783,294	1,786,839
Other liabilities	21,614	27,734
Deferred income tax liabilities	114,656	85,900

Total liabilities	2,408,229	2,392,172
Stockholders' deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 144,842 and 151,898 shares issued and 144,571 and 151,452 shares outstanding at September 30, 2016 and 2015, respectively	1,446	1,515
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(177,561)	(218,670)
Treasury Stock, 121 shares, at cost	—	(2,961)
Accumulated other comprehensive loss, net of tax	(100,051)	(77,705)

Total stockholders' deficit	(276,166)	(297,821)

Total liabilities and stockholders' deficit	$2,132,063	$2,094,351

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Fiscal Years ended September 30, 2016, 2015 and 2014
(In thousands, except per share data)

	2016	2015	2014
Net sales	$3,952,618	$3,834,343	$3,753,498
Cost of products sold and distribution expenses	1,988,678	1,936,492	1,893,326

Gross profit	1,963,940	1,897,851	1,860,172
Selling, general and administrative expenses	1,365,986	1,313,134	1,273,513
Depreciation and amortization	99,657	89,391	79,663

Operating earnings	498,297	495,326	506,996
Interest expense	144,237	116,842	116,317

Earnings before provision for income taxes	354,060	378,484	390,679
Provision for income taxes	131,118	143,397	144,686

Net earnings	$222,942	$235,087	$245,993

Basic earnings per share	$1.51	$1.50	$1.54

Diluted earnings per share	$1.50	$1.49	$1.51

Weighted average shares:
Basic	147,179	156,353	159,933

Diluted	148,803	158,226	163,419

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Fiscal Years ended September 30, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Net earnings	$222,942	$235,087	$245,993
Other comprehensive loss:
Foreign currency translation adjustments	(22,346)	(49,157)	(19,308)
Income taxes related to other comprehensive income	—	—	578

Other comprehensive loss, net of tax	(22,346)	(49,157)	(18,730)

Total comprehensive income	$200,596	$185,930	$227,263

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years ended September 30, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Cash Flows from Operating Activities:
Net earnings	$222,942	$235,087	$245,993
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	99,657	89,391	79,663
Share-based compensation expense	12,580	16,778	22,107
Amortization of deferred financing costs	3,255	3,789	3,759
Excess tax benefit from share-based compensation	(1,347)	(22,084)	(14,646)
Net loss on disposal of property and equipment	495	2,570	354
Net loss on extinguishment of debt	33,296	—	—
Deferred income taxes	21,460	7,121	(815)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	936	774	4,020
Accounts receivable, other	4,697	3,255	(7,715)
Inventory	(31,397)	(80,321)	(27,533)
Other current assets	(17,194)	2,516	7,180
Other assets	(1,964)	(744)	(1,203)
Accounts payable and accrued liabilities	13,621	19,575	2,726
Income taxes payable	(4,331)	22,924	(1,529)
Other liabilities	(5,701)	156	3,611

Net cash provided by operating activities	351,005	300,787	315,972

Cash Flows from Investing Activities:
Capital expenditures	(151,220)	(106,532)	(76,814)
Proceeds from sales of property and equipment	2,531	182	258
Acquisitions, net of cash acquired	(26,141)	(6,468)	(5,198)

Net cash used by investing activities	(174,830)	(112,818)	(81,754)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	912,000	983	356,247
Repayments of long-term debt	(938,537)	(1,814)	(234,103)
Repurchases of common stock	(207,312)	(227,559)	(333,291)
Debt issuance costs	(12,748)	—	(3,896)
Proceeds from exercises of stock options	16,220	54,351	26,663
Excess tax benefit from share-based compensation	1,347	22,084	14,646

Net cash used by financing activities	(229,030)	(151,955)	(173,734)

Effect of foreign exchange rate changes on cash and cash equivalents	(561)	(2,551)	(1,024)

Net increase (decrease) in cash and cash equivalents	(53,416)	33,463	59,460
Cash and cash equivalents, beginning of year	140,038	106,575	47,115

Cash and cash equivalents, end of year	$86,622	$140,038	$106,575

Supplemental Cash Flow Information:
Interest paid(a)	$138,956	$113,041	$107,882
Income taxes paid	$123,738	$107,589	$138,852
(a)
For the fiscal year ended September 30, 2016, interest paid includes $25.8 million in call premiums paid in connection with the Company's December 2015 redemption in full of its senior notes due 2019.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
Fiscal Years ended September 30, 2016, 2015 and 2014
(In thousands)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders' Deficit
	Shares	Amount
Balance at September 30, 2013	164,425	$1,644	$91,022	$(385,090)	$(1,237)	$(9,818)	$(303,479)

Net earnings	—	—	—	245,993	—	—	245,993
Other comprehensive loss	—	—	—	—	—	(18,730)	(18,730)
Repurchases and cancellations of common stock	(12,633)	(126)	(153,447)	(180,955)	1,237	—	(333,291)
Share-based compensation	149	2	22,105	—	—	—	22,107
Stock issued for stock options	2,727	27	40,320	—	—	—	40,347

Balance at September 30, 2014	154,668	1,547	—	(320,052)	—	(28,548)	(347,053)

Net earnings	—	—	—	235,087	—	—	235,087
Other comprehensive loss	—	—	—	—	—	(49,157)	(49,157)
Repurchases and cancellations of common stock	(7,977)	(80)	(90,813)	(133,705)	(2,961)	—	(227,559)
Share-based compensation	184	2	16,776	—	—	—	16,778
Stock issued for stock options	4,577	46	74,037	—	—	—	74,083

Balance at September 30, 2015	151,452	1,515	—	(218,670)	(2,961)	(77,705)	(297,821)

Net earnings	—	—	—	222,942	—	—	222,942
Other comprehensive loss	—	—	—	—	—	(22,346)	(22,346)
Repurchases and cancellations of common stock	(7,950)	(79)	(28,361)	(181,833)	2,961	—	(207,312)
Share-based compensation	131	1	12,579	—	—	—	12,580
Stock issued for stock options	938	9	15,782	—	—	—	15,791

Balance at September 30, 2016	144,571	$1,446	$—	$(177,561)	$—	$(100,051)	$(276,166)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2016, 2015 and 2014

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

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities in the financial statements. Our most significant estimates relate to: the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, the assessment of long-lived assets and intangible assets for impairment, loss contingencies and share-based payments. The level of uncertainty in estimates and assumptions generally increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

be material to the financial statements. Management believes that the estimates and assumptions used in the preparation of the Company's consolidated financial statements are reasonable.

   Cash and Cash Equivalents

Cash equivalents generally represent highly liquid investments purchased by the Company from time to time which have an original maturity of three months or less. These investments are stated at cost, which approximates fair value. In addition, cash equivalents include proceeds due from customer credit and debit cards and PayPal transactions, which generally settle within one to three days, and were $15.1 million and $13.3 million at September 30, 2016 and 2015, respectively.

   Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of investments in cash equivalents, accounts receivable and derivative instruments. The Company invests from time to time in securities of financial institutions it deems to be of high creditworthiness. Accounts receivable are deemed by the Company to be highly diversified due to the large number of individual customers comprising the Company's customer base and their dispersion across diverse geographical regions. The counterparties to our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. The Company believes that no significant concentration of credit risk exists with respect to its investments in cash equivalents, its accounts receivable and its derivative instruments at September 30, 2016 and 2015.

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

Accounts receivable, other, consist primarily of amounts earned from vendors under various contractual agreements and are recorded at the amounts management estimates will be collected.

   Inventory

Inventory consists primarily of beauty supplies and related accessories, and salon equipment for sale in the normal course of our business. Inventory is stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or net realizable value. Inventory cost reflects actual product costs, the cost of transportation to the Company's distribution centers and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. When necessary, the Company adjusts the carrying value of inventory to the lower of cost or net realizable value, including anticipated disposal costs and for estimated inventory shrinkage. When assessing the net realizable value of inventory, management considers several factors including estimates of future demand

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

for the Company's products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in stock keeping units ("SKUs").

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

   Lease Accounting

The majority of the Company's lease agreements for office space, company-operated stores and warehouse/distribution facilities are accounted for as operating leases, consistent with Accounting Standards Codification ("ASC") Topic 840, Leases. Please see Note 3, Recent Accounting Pronouncements, below for information about a new lease accounting standard released in February 2016 which is effective for fiscal years beginning after December 15, 2018. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date the Company takes possession of the property to begin preparation of the site for occupancy to the end of the lease term, including renewal options determined to be reasonably assured. Certain lease agreements to which the Company is a party provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability, along with the corresponding rent expense, when the specified levels of revenue have been achieved or when management determines that achieving the specified levels of revenue during the fiscal year is probable.

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

   Valuation of Long-Lived Assets and Intangible Assets with Definite Lives

Long-lived assets, such as property and equipment, including store equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The recoverability of long-lived assets and intangible assets subject to amortization is assessed by comparing the net carrying amount of each asset to its total estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. There were no significant impairment losses recognized in our consolidated financial statements in the current or prior fiscal years presented in connection with long-lived assets and intangible assets subject to amortization.

The Company's intangible assets subject to amortization include customer relationships, certain distribution rights and non-competition agreements, and are amortized, on a straight-line basis, over

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

periods of two to thirteen years. Such amortization periods are based on the estimated useful lives of the assets and take into account the terms of any underlying agreements, but do not generally reflect all renewal terms contractually available to the Company.

   Goodwill and Intangible Assets with Indefinite Lives

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Our intangible assets with indefinite lives consist of trade names acquired in business combinations. Goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, during our second fiscal quarter, and whenever events or changes in circumstances indicate it is more-likely-than-not that the value of the asset may be impaired. When assessing goodwill and intangible assets with indefinite lives for potential impairment, management considers whether the value of the asset has been impaired by evaluating if various factors (including current operating results, anticipated future results and cash flows, and relevant market and economic conditions) indicate a possible impairment and, if appropriate, compares the carrying amount of the asset to its fair value.

Based on management's assessments, after taking into account potential triggering events, including the recent decline in the average daily trading prices for shares of our common stock, there was no material impairment of goodwill or intangible assets with indefinite lives recognized in our financial statements in the current or prior fiscal years presented.

   Deferred Financing Costs

Certain costs incurred in connection with the issuance of debt are capitalized when incurred and are amortized over the estimated term of the related debt instruments or agreements generally using the effective interest method. Unamortized deferred financing costs are expensed proportionally when certain debt is prepaid or notes are redeemed. At September 30, 2016 and 2015, unamortized debt issuance costs of $23.7 million and $21.8 million, respectively, related to our senior notes are reported as a deduction from the related long-term debt obligations (in long-term debt) on the Company's consolidated balance sheets. In addition, unamortized debt issuance costs related to the Company's five-year asset-based senior secured loan facility (the "ABL facility") of $1.6 million and $2.4 million, at September 30, 2016 and 2015, respectively, are reported in other assets in our consolidated balance sheets.

   Self-Insurance Programs

The Company retains a substantial portion of the risk related to certain of its workers' compensation, general and auto liability, and property damage insurable loss exposure. Predetermined loss limits have been arranged with insurance companies to limit the Company's exposure per occurrence and aggregate cash outlay. In addition, certain of our employees and their dependents are covered by a self-insurance program for healthcare benefit purposes (the "healthcare plan"). Currently these self-insurance costs (less amounts recovered through payroll deductions) and certain out-of-pocket amounts incurred in connection with the employee healthcare program are funded by the Company. The Company maintains an annual stop-loss insurance policy for the healthcare plan.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

These estimates are reviewed on a regular basis to ensure that the recorded liability is adequate. During the fiscal year ended September 30, 2016, the Company recorded a favorable expense adjustment of $6.3 million resulting from a decrease in estimated future payments in connection with certain of its self-insurance programs. The Company believes the amounts accrued at September 30, 2016 and 2015, are adequate.

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

Please see Note 3, Recent Accounting Pronouncements, below for more information about a new revenue accounting standard released in May 2014, which is effective for fiscal years beginning after December 15, 2017.

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

   Shipping and Handling

Shipping and handling costs (including freight and distribution expenses) related to delivery to customers are included in selling, general and administrative expenses in our consolidated statements of earnings when incurred and amounted to $56.2 million, $53.1 million and $52.2 million for the fiscal years 2016, 2015 and 2014, respectively.

   Advertising Costs

Advertising costs relate mainly to print advertisements, digital marketing, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs were $93.0 million, $95.3 million and $90.2 million for the fiscal years 2016, 2015 and 2014, respectively, and are included in selling, general and administrative expenses in our consolidated statements of earnings.

   Vendor Rebates and Concessions

The Company deems a cash consideration received from a supplier to be a reduction of the cost of products sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental,

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

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

3. Recent Accounting Pronouncements

The Company has not yet adopted and is currently assessing the potential effect of the following pronouncements on its consolidated financial statements:

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Income Taxes ("ASU 2015-17") which aims to simplify the classification of deferred taxes on the balance sheet. More specifically, ASU 2015-17 will require that all deferred tax assets and liabilities, and any related valuation allowance, be reported as noncurrent in a classified balance sheet. The new guidance will replace the existing practice of reporting deferred taxes for each tax jurisdiction (or taxing component of a jurisdiction) as (a) a net current asset or liability and (b) a net noncurrent asset or liability. The new guidance does not change the existing requirement that only permits offsetting assets and liabilities within the same jurisdiction. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

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

In addition, the Company has not yet adopted the following recent accounting pronouncements and does not believe their adoption will have a material effect on its consolidated financial statements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which will supersede ASC Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than December 16, 2016. The Company has not yet selected a transition method.

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

Fiscal Years ended September 30, 2016, 2015 and 2014

method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16") which will eliminate the current requirement to recognize measurement-period adjustments to provisional amounts retrospectively. Instead, ASU 2015-16 requires the acquirer to recognize measurement-period adjustments, as well as the impact on earnings of changes in depreciation, amortization and similar items (if any) resulting from the change to the provisional amounts, in the period when the amount of each measurement-period adjustment is determined. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at September 30, 2016 and 2015 (in thousands):

	As of September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(a)	$—	$—	$—	—

Total assets	$—	$—	$—	—

Liabilities
Long-term debt(c)	$1,899,749	$1,897,625	$2,124	—
Foreign exchange contracts(b)	272	—	272	—

Total liabilities	$1,900,021	$1,897,625	$2,396	—

	As of September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(a)	$46,003	$46,003	$—	—
Foreign exchange contracts(b)	322	—	322	—

Total assets	$46,325	$46,003	$322	—

Liabilities
Long-term debt(c)	$1,873,620	$1,870,750	$2,870	—
Foreign exchange contracts(b)	58	—	58	—

Total liabilities	$1,873,678	$1,870,750	$2,928	—

(a)
Cash equivalents at September 30, 2015 consist of highly liquid investments which have no maturity and are valued using unadjusted quoted market prices for such securities. The Company may from time to time invest in securities with maturities of three months or less (consisting primarily of investment-grade corporate and government bonds), with the primary investment objective of minimizing the potential risk of loss of principal.

(b)
Foreign exchange contracts (including foreign currency forwards and options) are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market foreign currency exchange rates. Please see Note 14 for more information about the Company's foreign exchange contracts.

(c)
At September 30, 2016 and 2015, long-term debt (including current maturities and borrowings under the ABL facility, if any) is reported in the Company's consolidated financial statements at amortized cost of $1,807.7 million and $1,809.4 million, respectively, less unamortized debt issuance costs of $23.7 million and $21.8 million, respectively. The Company's senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 13 for more information about the Company's debt.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

5. Accumulated Stockholders' Deficit

The Company is authorized to issue up to 500.0 million shares of common stock with a par value of $0.01 per share and up to 50.0 million shares of preferred stock with a par value of $0.01 per share. As of September 30, 2016, the Company had approximately 144.8 million shares issued of its common stock and approximately 144.6 million shares outstanding. There have been no shares of the Company's preferred stock issued.

In August 2014, the Company announced that its Board of Directors (the "Board") approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock over an approximate three-year period expiring on September 30, 2017 (the "2014 Share Repurchase Program"). During the fiscal years ended September 30, 2016 and 2015, the Company repurchased and subsequently retired approximately 7.8 million and 8.1 million shares of its common stock, respectively, under the 2014 Share Repurchase Program at a cost of $207.3 million and $227.6 million, respectively. In addition, during the fiscal year ended September 30, 2014, the Company repurchased and retired approximately 12.6 million shares of its common stock under the 2013 Share Repurchase Program (a share repurchase program approved by the Board in March 2013 and terminated in connection with the authorization of the 2014 Share Repurchase Program) at a cost of $333.3 million. We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to us recording such repurchases, we recorded the excess in accumulated deficit. The Company funded these share repurchases with cash from operations, borrowings under the ABL facility and a portion of the cash proceeds from our October 2013 debt issuance.

At September 30, 2016 and 2015, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $100.1 million and $77.7 million, respectively, and is net of income taxes of $2.3 million at both dates. Comprehensive income reflects changes in accumulated stockholders' deficit from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company's only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year ended September 30,
	2016	2015	2014
Net earnings	$222,942	$235,087	$245,993

Total weighted average basic shares	147,179	156,353	159,933
Dilutive securities:
Stock options and stock award programs	1,624	1,873	3,486

Total weighted average diluted shares	148,803	158,226	163,419

Earnings per share:
Basic	$1.51	$1.50	$1.54

Diluted	$1.50	$1.49	$1.51

At September 30, 2016, 2015 and 2014, options to purchase 1,061,068, 1,090,459 and 130,952 shares, respectively, of the Company's common stock were outstanding but not included in the computation of diluted earnings per share, since these options were anti-dilutive. An anti-dilutive option is an option that is: (a) out-of-the-money (an option the exercise price of which is greater than the average price per share of the Company's common stock during the period), and (b) in-the-money (an option the exercise price of which is less than the average price per share of the Company's common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such option, exceeds the average price per share for the period.

7. Share-Based Payments

The Company from time to time may grant performance-based awards and service-based awards to its employees under the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the "2010 Plan"), a stockholder-approved share-based compensation plan which allows for the issuance of up to 29.8 million shares of the Company's common stock. As such, during the fiscal years ended September 30, 2016, 2015 and 2014, the Company granted approximately 1.5 million, 1.2 million and 1.6 million service-based stock options, respectively, and approximately 40,000, 222,000 and 247,000 service-based restricted stock awards, respectively, to its employees under the 2010 Plan. In addition, during the fiscal year ended September 30, 2016, the Company granted approximately 152,000 performance-based restricted stock units ("Performance Units") to its employees under the 2010 Plan. Furthermore, during the fiscal years ended September 30, 2016, 2015 and 2014, the Company granted approximately 28,000, 20,000 and 27,000 service-based restricted stock units, respectively, to its non-employee directors under the 2010 Plan.

The Company measures the cost of services received from employees and directors in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and recognizes compensation expense on a straight-line basis over the vesting period or, in connection with service-based awards, over the period ending on the date a participant becomes eligible for retirement, if earlier. For the fiscal years 2016, 2015 and 2014, total compensation cost charged against income and included in selling, general and administrative expenses in the Company's consolidated statements of earnings for all share-based compensation arrangements was $12.6 million, $16.8 million and $22.1 million, respectively, and

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

resulted in an increase in additional paid-in capital by the same amounts. These amounts include, for the fiscal years 2016, 2015 and 2014, $1.3 million, $4.8 million and $8.8 million, respectively, of accelerated expense related to certain retirement eligible employees who continue vesting in service-based awards upon retirement, pursuant to provisions contained in the 2010 Plan, including, for the fiscal year 2014, expense of $3.5 million in connection with the executive management transition plan announced in May 2014. For fiscal years 2016, 2015 and 2014, the total income tax benefit recognized in our consolidated statements of earnings in connection with all share-based compensation awards was $4.8 million, $6.3 million and $8.2 million, respectively.

Performance-Based Awards

The Company from time to time may grant Performance Units under the 2010 Plan. Performance Units represent unsecured obligations of the Company to issue shares of its common stock. The number of shares, if any, which will be issued in connection with these awards, is contingent upon both (a) employee service conditions and (b) the Company's level of achievement with respect to specified performance targets. The Company measures the cost of services received from employees in exchange for an award of Performance Units based on the fair value of the award on the date of grant and it recognizes expense over the requisite service period (generally three years). The fair value of a Performance Unit is determined based on the closing market price of the Company's common stock on the date of grant.

During the fiscal year ended September 30, 2016, the Company granted approximately 152,000 Performance Units ("target units") to its employees. Under the terms of these awards, a grantee may earn from 0% to 200% of his or her target units, with the ultimate number of units earned upon settlement (and expense recognized) dependent on the Company's level of achievement with respect to certain specified cumulative performance targets during the three-year period ending on September 30, 2018 (the "Performance Period") and satisfaction of the employee service condition. Periodic expense for Performance Unit awards, which is estimated quarterly, is based on the Company's projected performance during the Performance Period compared to the performance targets contained in the award. As such, for the fiscal year ended September 30, 2016, the Company has estimated and recognized compensation expense at 100% of the performance targets since it believes achievement of that percentage of the performance targets is probable. To date, the Company has only granted Performance Units subject to the Company's level of achievement with respect to specified performance targets related to: consolidated sales growth and return on invested capital, in addition to service conditions. The awards issued during the fiscal year ended September 30, 2016 contain a performance matrix for each of the two performance metrics (consolidated sales growth and return on invested capital), which matrices provide for achievement of 0% to 100% of the applicable performance targets. The performance multiplier to be applied to the number of target units awarded will be calculated by adding together the percentage of the target award earned under each of the two performance matrices.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

The following table presents a summary of the activity for the Company's Performance Unit awards for the fiscal year ended September 30, 2016:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2015	—	$—	—
Granted	152	23.45
Vested	—	—
Forfeited	(20)	23.45

Unvested at September 30, 2016	132	$23.45	2.0

At September 30, 2016, unrecognized compensation costs related to unvested performance unit awards are approximately $2.0 million and are expected to be recognized over the weighted average period of 2.0 years.

Service-Based Awards

Stock Option Awards

The Company from time to time may grant service-based stock option awards to employees under the 2010 Plan. Each option has an exercise price equal to the closing market price of the Company's common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a three or four-year period and are generally subject to forfeiture until the vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan.

The following table presents a summary of the activity for the Company's service-based stock option awards for the fiscal year ended September 30, 2016:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2015	5,316	$21.89	6.8	$19,255
Granted	1,486	23.65
Exercised	(938)	17.27
Forfeited or expired	(280)	25.64

Outstanding at September 30, 2016	5,584	$22.95	6.1	$19,615

Exercisable at September 30, 2016	3,550	$21.54	5.4	$17,071

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

The following table summarizes additional information about service-based stock options outstanding at September 30, 2016 under the Company's share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number of Options Exercisable (in Thousands)	Weighted Average Exercise Price
$5.24 - 19.99	1,169	3.6	$12.84	1,169	$12.84
$20.00 - 31.58	4,415	6.7	25.63	2,381	25.81

Total	5,584	6.1	$22.95	3,550	$21.54

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

The weighted average assumptions relating to the valuation of the Company's stock options are as follows:

	Year Ended September 30,
	2016	2015	2014
Expected life (in years)	5.0	5.0	5.0
Expected volatility for the Company's stock	27.2%	30.9%	47.3%
Risk-free interest rate	1.5%	1.6%	1.3%
Dividend yield	0.0%	0.0%	0.0%

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

The weighted average fair value per share at the date of grant of the stock options awarded by the Company during the fiscal years 2016, 2015 and 2014 was $6.32, $8.78 and $11.08, respectively. The aggregate fair value of stock options that vested during the fiscal years 2016, 2015 and 2014 was $16.5 million, $10.0 million and $19.5 million, respectively.

The aggregate intrinsic value of options exercised by the Company's grantees during the fiscal years 2016, 2015 and 2014 was $11.0 million, $86.7 million and $50.3 million, respectively. The total cash received by the Company during the fiscal years 2016, 2015 and 2014 from these option exercises was $16.2 million, $54.4 million and $26.7 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $3.7 million, $31.7 million and $18.3 million, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

At September 30, 2016, approximately $8.5 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 1.8 years.

Restricted Stock Awards

The Company from time to time may grant service-based restricted stock awards to employees under the 2010 Plan. A restricted stock award is an award of shares of the Company's common stock which have full voting and dividend rights but are restricted with regard to sale or transfer. These restrictions lapse ratably over a specified period of time (generally three to five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions contained in the 2010 Plan.

The fair value of the Company's restricted stock awards is expensed on a straight-line basis over the period (generally three to five years) over which the restrictions on these stock awards lapse ("vesting") or over the period ending on the date a participant becomes eligible for retirement, if earlier. For these purposes, the fair value of the restricted stock award is determined based on the closing market price of the Company's common stock on the date of grant.

During the fiscal year 2014, the Company granted 210,820 service-based restricted stock awards with restrictions that lapse ratably over terms ranging from three to four years, in connection with the executive management transition plan announced in May 2014.

The following table presents a summary of the activity for the Company's service-based restricted stock awards for the fiscal year ended September 30, 2016:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2015	446	$25.82	2.8
Granted	40	25.35
Vested	(192)	24.16
Forfeited	(23)	27.18

Unvested at September 30, 2016	271	$26.80	1.9

At September 30, 2016, approximately $3.0 million of total unrecognized compensation costs related to unvested restricted stock awards are expected to be recognized over the weighted average period of 1.9 years.

Restricted Stock Units

The Company currently grants service-based restricted stock unit ("RSU" or "RSUs") awards, which generally vest within one year from the date of grant, pursuant to the 2010 Plan. As of September 30, 2016, the Company has only granted service-based RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of its common stock. Unless forfeited prior to the vesting date, RSUs are converted into shares of the Company's common stock generally on the vesting date. An independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of the Company's common stock that would otherwise be issued on

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

the vesting date. RSUs granted prior to the fiscal year 2012, are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director's service as a director terminates. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle the vested deferred stock units with shares of the Company's common stock or in cash.

The Company expenses the cost of service-based RSUs, which is determined to be the fair value of the RSUs at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of an RSU is determined based on the closing market price of the Company's common stock on the date of grant.

The following table presents a summary of the activity for the Company's service-based RSUs for the fiscal year ended September 30, 2016:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Unvested at September 30, 2015	—	$—	—
Granted	28	24.10
Vested	(28)	24.10
Forfeited	—	—

Unvested at September 30, 2016	—	$—	—

At September 30, 2016, all RSUs previously awarded have vested and there are no unrecognized compensation costs in connection therewith.

8. Allowance for Doubtful Accounts

The change in the allowance for doubtful accounts was as follows (in thousands):

	Year Ended September 30,
	2016	2015	2014
Balance at beginning of period	$1,162	$1,752	$2,556
Bad debt expense	1,939	2,282	1,175
Uncollected accounts written off, net of recoveries	(1,694)	(2,872)	(1,979)

Balance at end of period	$1,407	$1,162	$1,752

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

9. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30,
	2016	2015
Land	$11,113	$11,074
Buildings and building improvements	62,087	59,407
Leasehold improvements	238,173	245,309
Furniture, fixtures and equipment	476,050	383,558

Total property and equipment, gross	787,423	699,348
Less accumulated depreciation and amortization	(467,865)	(428,501)

Total property and equipment, net	$319,558	$270,847

Depreciation expense for the fiscal years 2016, 2015 and 2014 was $86.3 million, $75.1 million and $65.1 million, respectively. Depreciation of property and equipment is calculated using the straight-line method based on the estimated useful lives of the respective classes of assets and is reflected in depreciation and amortization expense in our consolidated statements of earnings. Buildings and building improvements are depreciated over periods ranging from five to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals determined to be reasonably assured. Furniture, fixtures and equipment are depreciated over periods ranging from two to ten years. Expenditures for maintenance and repairs are expensed when incurred, while expenditures for major renewals and improvements are capitalized.

10. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by operating segment during the fiscal years 2015 and 2016 are as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2014	$91,332	$445,009	$536,341
Acquisitions	—	2,814	2,814
Foreign currency translation	(8,116)	(6,670)	(14,786)

Balance at September 30, 2015	$83,216	$441,153	$524,369
Acquisitions	—	12,797	12,797
Foreign currency translation	(3,674)	(778)	(4,452)

Balance at September 30, 2016	$79,542	$453,172	$532,714

The Company completed its annual assessment of goodwill for impairment during the fiscal quarter ended March 31, 2016. No impairment losses were recognized in the current or prior periods presented in connection with the Company's goodwill and each of the Company's reporting units passed by a significant margin in each period presented.

The Company also completed its annual assessment of intangible assets, other than goodwill and including indefinite-lived intangible assets, for impairment during the fiscal quarter ended March 31, 2016. No

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

material impairment losses were recognized in the current or prior periods presented in connection with the Company's intangible assets.

The following table provides the carrying value for intangible assets with indefinite lives, excluding goodwill, and the gross carrying value and accumulated amortization for intangible assets subject to amortization by operating segment at September 30, 2016 and 2015 (in thousands):

	September 30, 2016			September 30, 2015
	Sally Beauty Supply	Beauty Systems Group	Total	Sally Beauty Supply	Beauty Systems Group	Total
Intangible assets with indefinite lives:
Trade names	$17,732	$26,194	$43,926	$19,289	$27,210	$46,499

Intangible assets subject to amortization:
Gross carrying amount	27,271	132,479	159,750	27,352	122,894	150,246
Accumulated amortization	(17,127)	(93,586)	(110,713)	(14,991)	(82,906)	(97,897)

Net book value	10,144	38,893	49,037	12,361	39,988	52,349

Total intangible assets, excluding goodwill, net	$27,876	$65,087	$92,963	$31,650	$67,198	$98,848

As described in Note 17, during the fiscal year ended September 30, 2016, intangible assets subject to amortization in the amount of $10.1 million were recorded by BSG in connection with several individually immaterial acquisitions. Amortization expense totaled $13.3 million, $14.3 million and $14.5 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. As of September 30, 2016, future amortization expense related to intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2017	$13,039
2018	11,513
2019	10,137
2020	7,346
2021	3,819
Thereafter	3,183

$49,037

The weighted average remaining amortization period for intangible assets subject to amortization is approximately 4.6 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

11. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2016	2015
Compensation and benefits	$75,675	$81,319
Interest payable	35,624	40,837
Deferred revenue	23,220	22,674
Loss contingency obligation	15,644	2,859
Rental obligations	12,942	12,641
Property and other taxes	4,870	4,730
Insurance reserves	6,472	7,783
Operating accruals and other	40,137	35,874

Total accrued liabilities	$214,584	$208,717

12. Commitments and Contingencies

Lease Commitments

The Company's principal leases relate to retail stores and warehousing properties. At September 30, 2016, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows (in thousands):

Fiscal Year:
2017	$176,066
2018	148,397
2019	114,586
2020	81,074
2021	52,403
Thereafter	77,741

$650,267

Certain of the Company's leases require the Company to pay a portion of real estate taxes, insurance, maintenance and special assessments assessed by the lessor. Also, certain of the Company's leases include renewal options and escalation clauses. Aggregate rental expense for all operating leases amounted to $231.0 million, $223.2 million and $218.0 million for the fiscal years 2016, 2015 and 2014, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

Other Contingencies

During the fiscal year 2014, the Company disclosed that it had experienced a data security incident (the "2014 data security incident"). During the fiscal year 2015, the Company disclosed that it had experienced a second data security incident (the "2015 data security incident" and, together with the 2014 data security incident, the "data security incidents"). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred to date in connection with the data security incidents include assessments by payment card networks, professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents.

For the fiscal years ended September 30, 2016, 2015 and 2014, selling, general and administrative expenses reflect expenses of $14.6 million, $5.6 million (net of related insurance recovery of $0.6 million) and $2.5 million, respectively, consisting of costs related to the data security incidents, inclusive of an accrued liability of approximately $2.9 million related to loss contingencies associated with the 2014 data security incident recorded during the fiscal year ended September 30, 2015 and an accrued liability of approximately $12.8 million related to loss contingencies associated with the 2015 data security incident recorded during the fiscal year ended September 30, 2016. As of September 30, 2016 and 2015, the Company had an aggregate accrued liability relating to the data security incidents of $15.6 million and $2.9 million, respectively. The Company's estimated probable losses related to the claims made by the payment card networks in connection with the data security incidents are based on currently available information. The Company disputes the validity of these claims and intends to contest them. Estimates related to these claims may change as new information becomes available or circumstances change.

The Company expects to incur additional costs and expenses related to the data security incidents in the future. These costs may result from potential additional liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of September 30, 2016, the scope of these additional costs, or a range thereof, cannot be reasonably estimated and, while we do not anticipate these additional costs or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs could be significant.

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

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, the data security incidents and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The Company has no significant liabilities for loss contingencies at September 30, 2016 and 2015, except as disclosed above.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

13. Short-term Borrowings and Long-Term Debt

Details of long-term debt (which is reported at amortized cost) are as follows at September 30, 2016 and 2015 (dollars in thousands):

	As of September 30,
	2016	2015	Interest Rates(a)
ABL facility(b)	$—	$—	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(b) plus (1.50% to 1.75%)
Senior notes due Nov. 2019	—	750,000	6.875%
Senior notes due Jun. 2022	850,000	850,000	5.750%
Senior notes due Nov. 2023	200,000	200,000	5.500%
Senior notes due Dec. 2025	750,000	—	5.625%

Total	$1,800,000	$1,800,000
Plus: capital lease obligations	2,123	2,870
Less: unamortized debt issuance costs and premium, net(c)	18,113	15,276

Total debt	$1,784,010	$1,787,594
Less: current maturities	716	755

Total long-term debt	$1,783,294	$1,786,839

(a)
Interest rates shown represent the coupon or contractual rate or rates related to each debt instrument listed.

(b)
When used in this Annual Report, LIBOR means the London Interbank Offered Rate. At September 30, 2016 and 2015, unamortized debt issuance costs of $1.6 million and $2.4 million, respectively, related to the ABL facility are reported in other assets in the Company's consolidated balance sheets.

(c)
Amounts are net of unamortized premium of $5.6 million and $6.5 million as of September 30, 2016 and 2015, respectively, related to certain notes with an aggregate principal amount of $150.0 million.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

At September 30, 2016, there were no borrowings outstanding under the ABL facility and the Company had $478.4 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables (and related general intangibles and other property) of our domestic subsidiaries (and, in the case of borrowings under the Canadian sub-facility, such assets of our Canadian subsidiaries and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries). In addition, the terms of the ABL facility contain a commitment fee of 0.25% on the unused portion of the facility.

In the fiscal year 2012, Sally Holdings and Sally Capital Inc. (collectively, the "Issuers"), both indirectly wholly-owned subsidiaries of the Company, issued $750.0 million aggregate principal amount of their 6.875% Senior Notes due 2019 (the "senior notes due 2019") and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the "senior notes due 2022"), including $150.0 million of the aggregate principal amount of the senior notes due 2022 issued at par plus a premium. Such premium is being amortized over the term of the notes using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million (substantially all of which was incurred in 2006 in connection with our separation from Alberto-Culver) and for general corporate purposes. In December 2015, the Company redeemed in full the senior notes due 2019 at a redemption premium equal to 103.438% primarily with the net proceeds from the issuance of the 5.625% Senior Notes due 2025 (the "senior notes due 2025"), as further discussed below.

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

On December 3, 2015, the Issuers issued $750.0 million aggregate principal amount of their senior notes due 2025 at par. The Company used the net proceeds from this debt issuance (approximately $737.3 million) as well as cash from operations and borrowings under the ABL facility, to redeem in full the senior notes due 2019 at a total redemption cost of $775.8 million, including the redemption premium but excluding accrued interest paid upon redemption of such notes. In connection with our redemption of the senior notes due 2019, we recorded a loss on extinguishment of debt in the amount of approximately $33.3 million, including a redemption premium in the amount of approximately $25.8 million and unamortized deferred financing costs of approximately $7.5 million. In connection with the issuance of the senior notes due 2025, the Company incurred and capitalized financing costs of approximately $12.7 million. This amount is reported as a deduction from the senior notes due 2025 on the Company's consolidated balance sheets and is being amortized over the term of the senior notes due 2025 using the effective interest method.

The senior notes due 2022, the senior notes due 2023 and the senior notes due 2025, which we refer to collectively as "the Notes" or "the senior notes due 2022, 2023 and 2025," are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2022, 2023 and 2025 is payable semi-annually, during the Company's first and third fiscal quarters. Please see Note 19 for certain condensed financial statement data pertaining to Sally Beauty, the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

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

Maturities of the Company's long-term debt are as follows at September 30, 2016 (in thousands):

Twelve months ending September 30:
2017-2021	$—
Thereafter	1,800,000

$1,800,000
Plus: capital lease obligations	2,123
Less: unamortized debt issuance costs and premium, net	18,113
Less: current portion	716

Total long-term debt	$1,783,294

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company's Secured Leverage Ratio exceeds 4.0 to 1.0. At September 30, 2016, the Company's Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed twelve fiscal months.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

The ABL facility is pre-payable, and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium.

The indentures governing the senior notes due 2022, 2023 and 2025 contain terms which restrict the ability of Sally Beauty's subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 ("Incurrence Test"). At September 30, 2016, the Company's Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2022, 2023 and 2025 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a "Restricted Payment" or "Restricted Payments") to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings' and its subsidiaries' cumulative consolidated net earnings since July 1, 2006 (for the senior notes due 2022 and the senior notes due 2023) or since October 1, 2015 (for the senior notes due 2025), plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes plus (v) $350 million (for the senior notes due 2025). Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company's Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At September 30, 2016, the Company's Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of September 30, 2016, the Consolidated Fixed Charge Coverage Ratio was approximately 3.1 to 1.0.

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

The ABL facility and the indentures governing the senior notes due 2022, 2023 and 2025 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2016, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

At September 30, 2016 and 2015, the Company had no off-balance sheet financing arrangements other than obligations under operating leases, as disclosed in Note 12, and letters of credit (related to inventory purchases and self-insurance programs) in the aggregate amount of $21.6 million and $23.1 million, respectively.

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

The Company from time to time has used interest rate swaps, as part of its overall economic risk management strategy, to add stability to the interest payments due in connection with its debt obligations. At September 30, 2016, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivatives instruments in connection therewith.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

As of September 30, 2016, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

The Company may use from time to time derivative instruments designated as hedges to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate. However, at September 30, 2016, the Company did not purchase or hold any such derivatives.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting, to manage its exposure to foreign currency exchange rate or interest rate movements, as appropriate.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries' purchases of merchandise from third-party suppliers. Sinelco's functional currency is the Euro. As such, at September 30, 2016, we hold foreign currency forwards which enable us to sell approximately €16.0 million ($18.0 million, at the September 30, 2016 exchange rate) at the weighted average contractual exchange rate of 1.1219. The foreign currency forwards discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2017.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at September 30, 2016, we hold: (a) a foreign currency forward which enables us to sell approximately €22.4 million ($25.1 million, at the September 30, 2016 exchange rate) at the contractual exchange rate of 1.1267, (b) a foreign currency forward which enables us to sell approximately $4.1 million Canadian dollars ($3.1 million, at the September 30, 2016 exchange rate) at the contractual exchange rate of 1.3121, (c) foreign currency forwards which enable us to buy approximately $15.5 million Canadian dollars ($11.8 million, at the September 30, 2016 exchange rate) at the weighted average contractual exchange rate of 1.3078, (d) a foreign currency forward which enables us to sell approximately 17.9 million Mexican pesos ($0.9 million, at the September 30, 2016 exchange rate) at the contractual exchange rate of 19.4605 and (e) a foreign currency forward which enables us to buy approximately £7.2 million ($9.3 million, at the September 30, 2016 exchange rate) at the contractual exchange rate of 1.3030. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the preceding paragraph) and expire on or before December 30, 2016.

The Company's foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses reflect a net loss of $1.1 million in the fiscal year ended September 30, 2016, and net gains of $2.7 million and $1.9 million in the fiscal years ended September 30, 2015 and 2014, respectively, in connection with all of the Company's foreign currency derivative instruments, including marked-to-market adjustments.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets as of September 30, 2016 and 2015 (in thousands):

	Asset Derivatives			Liability Derivatives
		As of September 30,			As of September 30,
	Classification	2016	2015	Classification	2016	2015
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$—	$322	Accrued liabilities	$272	$58

		$—	$322		$272	$58

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of earnings for the fiscal years ended September 30, 2016, 2015 and 2014 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended September 30,
	Classification of Gain or (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments		2016	2015	2014
Foreign Exchange Contracts	Selling, general and administrative expenses	$(1,051)	$2,731	$1,935

Total derivatives not designated as hedging instruments		$(1,051)	$2,731	$1,935

Credit-risk-related Contingent Features

At September 30, 2016, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was approximately 0.3 million. The Company was under no obligation to post and had not posted any collateral related to the derivative instruments in a liability position.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

The counterparties to our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. For example, the financial crisis that has affected the global banking systems and certain financial markets in recent years has resulted in many well-known financial institutions becoming less creditworthy or having diminished liquidity which could expose us to an increased level of counterparty credit risk. In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

15. 401(k) and Profit Sharing Plan

The Company sponsors the Sally Beauty 401(k) and Profit Sharing Plan (the "401k Plan"), which is a qualified defined contribution plan. The 401k Plan covers employees of the Company who meet certain eligibility requirements and who are not members of a collective bargaining unit. Under the terms of the 401k Plan, employees may contribute a percentage of their annual compensation to the 401k Plan up to certain maximums, as defined by the 401k Plan and by the U.S. Internal Revenue Code. The Company currently matches a portion of employee contributions to the plan. The Company recognized expense of $7.1 million, $6.8 million and $6.4 million in the fiscal years ended September 30, 2016, 2015 and 2014, respectively, related to such employer matching contributions and these amounts are included in selling, general and administrative expenses in our consolidated statements of earnings.

In addition, pursuant to the 401k Plan, the Company may make profit sharing contributions to the accounts of employees who meet certain eligibility requirements and who are not members of a collective bargaining unit. The Company's profit sharing contributions to the 401k Plan are determined by the Compensation Committee of the Board. The Company recognized expense of $2.6 million, $3.3 million and $3.2 million in the fiscal years ended September 30, 2016, 2015 and 2014, respectively, related to such profit sharing contributions and these amounts are included in selling, general and administrative expenses in our consolidated statements of earnings.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

16. Income Taxes

The provision for income taxes for the fiscal years 2016, 2015 and 2014 consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2016	2015	2014
Current:
Federal	$87,088	$113,023	$121,418
Foreign	8,795	9,531	9,414
State	13,816	13,686	14,637

Total current portion	109,699	136,240	145,469

Deferred:
Federal	20,915	7,963	(335)
Foreign	(932)	(1,461)	(895)
State	1,436	655	447

Total deferred portion	21,419	7,157	(783)

Total provision for income taxes	$131,118	$143,397	$144,686

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Fiscal Year Ended September 30,
	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9	2.7	2.7
Effect of foreign operations	(0.4)	(0.1)	(0.5)
Other, net	(0.5)	0.3	(0.2)

Effective tax rate	37.0%	37.9%	37.0%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows (in thousands):

	At September 30,
	2016	2015
Deferred tax assets attributable to:
Share-based compensation expense	$18,425	$17,082
Accrued liabilities	32,145	27,949
Inventory adjustments	4,492	3,055
Foreign loss carryforwards	36,419	35,315
Unrecognized tax benefits	532	471
Other	3,225	4,065

Total deferred tax assets	95,238	87,937
Valuation allowance	(36,571)	(34,965)

Total deferred tax assets, net	58,667	52,972

Deferred tax liabilities attributable to:
Depreciation and amortization	131,201	103,697

Total deferred tax liabilities	131,201	103,697

Net deferred tax liability	$72,534	$50,725

Management believes that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company has recorded a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carryforwards.

Domestic earnings before provision for income taxes were $327.1 million, $362.1 million and $361.8 million in the fiscal years 2016, 2015 and 2014, respectively. Foreign operations had earnings before provision for income taxes of $27.0 million, $16.4 million and $28.9 million in the fiscal years 2016, 2015 and 2014, respectively.

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

At September 30, 2016, undistributed earnings of the Company's foreign operations are intended to remain permanently invested to finance anticipated future growth and expansion. Accordingly, federal and state income taxes have not been provided on accumulated but undistributed earnings of $263.0 million and $233.2 million as of September 30, 2016 and 2015, respectively, as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

At September 30, 2016 and 2015, the Company had total operating loss carry-forwards of $117.9 million and $114.2 million, respectively, of which $104.0 million and $98.4 million, respectively, are subject to a valuation allowance. At September 30, 2016, operating loss carry-forwards of $13.9 million expire between 2017 and 2025 and operating loss carry-forwards of $104.0 million have no expiration date. At

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

September 30, 2016 and 2015, the Company had tax credit carry-forwards of $3.1 million and $3.4 million, respectively, including, at September 30, 2016, tax credit carry-forwards of $1.9 million which expire between 2024 and 2026, and tax credit carry-forwards of $1.2 million have no expiration date.

The changes in the amount of unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended September 30,
	2016	2015
Balance at beginning of the fiscal year	$2,982	$2,867
Increases related to prior year tax positions	447	43
Decreases related to prior year tax positions	(18)	(134)
Increases related to current year tax positions	275	308
Settlements	(2,261)	—
Lapse of statute	(130)	(102)

Balance at end of fiscal year	$1,295	$2,982

If recognized, these positions would affect the Company's effective tax rate.

The Company recognizes interest and penalties, accrued in connection with unrecognized tax benefits, in income tax expense. The total amount of accrued interest and penalties as of September 30, 2016 and 2015 was $0.2 million and $1.2 million, respectively.

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

The IRS has concluded the field work associated with their examination of the Company's consolidated federal income tax returns for the fiscal years ended September 30, 2007 through September 30, 2013, and issued their examination reports. The Company is currently seeking relief from double taxation through competent authority on certain cross-border adjustments related to the fiscal years ended September 30, 2007 through September 30, 2012, and it does not anticipate the ultimate resolution of these items to have a material impact on the Company's financial statements.

The Company's consolidated federal income tax returns for the fiscal years ended September 30, 2015 and 2016 are currently under IRS examination. Pending the resolution of the adjustments discussed in the preceding paragraph, our statute remains open from the year ended September 30, 2007 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2011 forward. Generally, states' statutes in the United States are open for tax reviews from 2007 forward.

17. Acquisitions

In the fiscal year ended September 30, 2016, the Company acquired certain assets and business operations of Peerless, a distributor of beauty products with 15 stores operating in the Midwestern region of the U.S. for approximately $23.9 million. The results of operations of Peerless are included in the Company's

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

consolidated financial statements subsequent to the acquisition date. The Company recorded intangible assets subject to amortization of $7.8 million and goodwill of $13.1 million (which is expected to be deductible for tax purposes) in connection with this acquisition.

In addition, we completed several other individually immaterial acquisitions during the fiscal years 2016, 2015 and 2014 at the aggregate cost of approximately $2.3 million, $7.1 million and $4.9 million, respectively, and recorded intangible assets subject to amortization of $2.3 million, $2.2 million and $1.4 million in connection with these acquisitions. Further, we recorded goodwill in the amount of $2.8 million and $2.6 million, the majority of which is expected to be deductible for tax purposes, in connection with these individually immaterial acquisitions completed in the fiscal year 2015 and 2014, respectively.

We funded the acquisitions completed in the fiscal years 2016, 2015 and 2014 primarily with cash from operations and borrowings under the ABL facility.

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

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2016, 2015 and 2014.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

Business Segments Information

Segment data for the fiscal years ended September 30, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended September 30,
	2016	2015	2014
Net sales:
Sally Beauty Supply	$2,364,531	$2,329,523	$2,308,743
BSG	1,588,087	1,504,820	1,444,755

Total	$3,952,618	$3,834,343	$3,753,498

Earnings before provision for income taxes:
Segment operating earnings:
Sally Beauty Supply(a)	$409,787	$412,393	$431,655
BSG	254,479	231,151	216,971

Segment operating earnings	664,266	643,544	648,626
Unallocated expenses(b)	(153,389)	(131,440)	(119,523)
Share-based compensation expense(c)	(12,580)	(16,778)	(22,107)
Interest expense(d)	(144,237)	(116,842)	(116,317)

Earnings before provision for income taxes	$354,060	$378,484	$390,679

Identifiable assets:
Sally Beauty Supply	$972,441	$976,152	$959,210
BSG	1,020,987	976,169	969,674

Sub-total	1,993,428	1,952,321	1,928,884
Corporate	138,635	142,030	75,435

Total	$2,132,063	$2,094,351	$2,004,319

Depreciation and amortization:
Sally Beauty Supply	$55,460	$45,572	$41,019
BSG	29,971	28,678	26,782
Corporate	14,226	15,141	11,862

Total	$99,657	$89,391	$79,663

Capital expenditures:(e)
Sally Beauty Supply	$95,587	$65,983	$43,114
BSG	24,026	16,755	19,179
Corporate	31,607	23,794	14,521

Total	$151,220	$106,532	$76,814

(a)
For the fiscal year 2015, Sally Beauty Supply's operating earnings reflects $5.3 million in expenses related to a restructuring of its operations in Germany.

(b)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the fiscal year 2016, 2015 and 2014, unallocated expenses reflect $14.6 million, $5.6 million (net of related insurance recovery of $0.6 million) and $2.5 million, respectively, related to the data security incidents.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

(d)
For the fiscal year ended September 30, 2016, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company's December 2015 redemption of its senior notes due 2019.

(e)
Capital expenditures exclude amounts incurred but not paid at September 30, 2016 and 2015 of $3.8 million and $11.6 million, respectively. At September 30, 2014, such amounts were not material.

Geographic Area Information

Geographic data for the fiscal years ended September 30, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended September 30,
	2016	2015	2014
Net sales:(a)
United States	$3,261,648	$3,145,894	$3,031,000
Other Countries	690,970	688,449	722,498

Total	$3,952,618	$3,834,343	$3,753,498

Identifiable assets:
United States	$1,505,237	$1,460,413	$1,405,671
Other Countries	488,191	491,908	523,213
Corporate	138,635	142,030	75,435

Total	$2,132,063	$2,094,351	$2,004,319

(a)
Net sales are attributable to individual countries based on the location of the customer. For the fiscal year 2016 and 2015, net sales outside the U.S. include a net negative impact from changes in foreign currency exchange rates of $56.4 million and $87.3 million, respectively. For the fiscal year 2014, changes in foreign currency exchange rates did not have a material impact on sales.

19. Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2016 and 2015, the related condensed consolidating statements of earnings and comprehensive income, and the condensed consolidating statements of cash flows for each of the three fiscal years in the period ended September 30, 2016 of: (i) Sally Beauty Holdings, Inc., or the "Parent;" (ii) Sally Holdings LLC and Sally Capital Inc., or the "Issuers;" (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

Condensed Consolidating Balance Sheet
September 30, 2016
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$28,372	$22,368	$35,882	$—	$86,622
Trade and other accounts receivable, less allowance for doubtful accounts	16	—	55,989	27,978	—	83,983
Due from affiliates	—	—	1,966,505	—	(1,966,505)	—
Inventory	—	—	709,523	197,814	—	907,337
Other current assets	14,816	30	23,864	16,151	—	54,861
Deferred income tax assets	50	—	35,740	4,234	—	40,024
Property and equipment, net	15	—	239,791	79,752	—	319,558
Investment in subsidiaries	870,907	3,395,436	359,193	—	(4,625,536)	—
Goodwill and other intangible assets, net	—	—	479,682	145,995	—	625,677
Other assets	1,515	2,158	(8,090)	18,418	—	14,001

Total assets	$887,319	$3,425,996	$3,884,565	$526,224	$(6,592,041)	$2,132,063

Liabilities and Stockholders' (Deficit) Equity
Accounts payable	$116	$1	$215,552	$55,707	$—	$271,376
Due to affiliates	1,162,045	736,373	—	68,087	(1,966,505)	—
Accrued liabilities	1,324	35,320	145,661	32,279	—	214,584
Income taxes payable	—	1,508	—	481	—	1,989
Long-term debt	—	1,781,887	17	2,106	—	1,784,010
Other liabilities	—	—	17,852	3,762	—	21,614
Deferred income tax liabilities	—	—	110,047	4,609	—	114,656

Total liabilities	1,163,485	2,555,089	489,129	167,031	(1,966,505)	2,408,229
Total stockholders' (deficit) equity	(276,166)	870,907	3,395,436	359,193	(4,625,536)	(276,166)

Total liabilities and stockholders' (deficit) equity	$887,319	$3,425,996	$3,884,565	$526,224	$(6,592,041)	$2,132,063

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

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

Fiscal Years ended September 30, 2016, 2015 and 2014

Condensed Consolidating Statement of Earnings and Comprehensive Income
Fiscal Year Ended September 30, 2016
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$3,219,812	$732,806	$—	$3,952,618
Related party sales	—	—	2,666	—	(2,666)	—
Cost of products sold and distribution expenses	—	—	1,595,187	396,157	(2,666)	1,988,678

Gross profit	—	—	1,627,291	336,649	—	1,963,940
Selling, general and administrative expenses	11,902	364	1,074,821	278,899	—	1,365,986
Depreciation and amortization	3	—	76,250	23,404	—	99,657

Operating earnings (loss)	(11,905)	(364)	476,220	34,346	—	498,297
Interest expense (income)	—	144,229	(6)	14	—	144,237

Earnings (loss) before provision for income taxes	(11,905)	(144,593)	476,226	34,332	—	354,060
Provision (benefit) for income taxes	(4,638)	(56,161)	181,932	9,985	—	131,118
Equity in earnings of subsidiaries, net of tax	230,209	318,641	24,347	—	(573,197)	—

Net earnings	222,942	230,209	318,641	24,347	(573,197)	222,942

Other comprehensive income (loss), net of tax	—	—	—	(22,346)	—	(22,346)

Total comprehensive income	$222,942	$230,209	$318,641	$2,001	$(573,197)	$200,596

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

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

Fiscal Years ended September 30, 2016, 2015 and 2014

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2016
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided by operating activities	$189,761	$20,902	$107,289	$33,053	$—	$351,005

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	(16)	—	(117,539)	(31,134)	—	(148,689)
Acquisitions, net of cash acquired	—	—	(26,141)	—	—	(26,141)

Net cash used by investing activities	(16)	—	(143,680)	(31,134)	—	(174,830)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	912,000	—	—	—	912,000
Repayments of long-term debt	—	(937,785)	(92)	(660)	—	(938,537)
Debt issuance costs	—	(12,748)	—	—	—	(12,748)
Repurchases of common stock	(207,312)	—	—	—	—	(207,312)
Proceeds from exercises of stock options	16,220	—	—	—	—	16,220
Excess tax benefit from share-based compensation	1,347	—	—	—	—	1,347

Net cash used by financing activities	(189,745)	(38,533)	(92)	(660)	—	(229,030)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(561)	—	(561)

Net increase (decrease) in cash and cash equivalents	—	(17,631)	(36,483)	698	—	(53,416)
Cash and cash equivalents, beginning of period	—	46,003	58,851	35,184	—	140,038

Cash and cash equivalents, end of period	$—	$28,372	$22,368	$35,882	$—	$86,622

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fiscal Years ended September 30, 2016, 2015 and 2014

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

Fiscal Years ended September 30, 2016, 2015 and 2014

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

Fiscal Years ended September 30, 2016, 2015 and 2014

20. Quarterly Financial Data (Unaudited)

Certain unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2016 and 2015 is summarized below (in thousands, except per share data):

Fiscal Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016:
Net sales	$998,032	$980,067	$998,161	$976,358
Gross profit	$494,049	$487,474	$498,976	$483,441
Net earnings	$42,243	$60,159	$67,919	$52,621
Earnings per common share(a)
Basic	$0.28	$0.41	$0.47	$0.36
Diluted	$0.28	$0.41	$0.46	$0.36
2015:
Net sales	$964,468	$937,755	$967,890	$964,230
Gross profit	$473,769	$467,452	$481,319	$475,311
Net earnings	$54,909	$61,535	$62,463	$56,180
Earnings per common share(a)
Basic	$0.35	$0.39	$0.40	$0.36
Diluted	$0.35	$0.39	$0.39	$0.36
(a)
The sum of the quarterly earnings per share may not equal the full year amount due to rounding of the calculated amounts.