Form 10-Q
period 2016-12-31
Sally Beauty Holdings, Inc.
filed 2017-02-02
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2016

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

As of January 27, 2017, there were 142,556,170 shares of the issuer’s common stock outstanding.

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

•                  our ability to efficiently manage and control our costs and the success of our cost control plans, including our recently announced restructuring plan;

•                  our ability to implement our restructuring plan in various jurisdictions;

•                  our ability to manage the effects of our cost reduction plans on our employees and other operations costs;

•                  charges related to the restructuring plan;

•                  possible changes in the size and components of the expected costs and charges associated with the restructuring plan;

•                  our ability to realize the anticipated cost savings from the restructuring plan within the anticipated time frame, if at all;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated balance sheets as of December 31, 2016 and September 30, 2016, and the consolidated statements of earnings, consolidated statements of comprehensive income and consolidated statements of cash flows for the three months ended December 31, 2016 and 2015 are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
 (In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2016	2015
Net sales	$999,609	$998,032
Cost of products sold and distribution expenses	507,901	503,983
Gross profit	491,708	494,049
Selling, general and administrative expenses	347,412	339,728
Depreciation and amortization	26,839	23,386
Operating earnings	117,457	130,935
Interest expense	26,799	63,943
Earnings before provision for income taxes	90,658	66,992
Provision for income taxes	34,832	24,749
Net earnings	$55,826	$42,243

Earnings per share:
Basic	$0.39	$0.28
Diluted	$0.39	$0.28

Weighted average shares:
Basic	143,631	150,786
Diluted	144,860	152,426

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2016	2015
Net earnings	$55,826	$42,243
Other comprehensive loss:
Foreign currency translation adjustments	(18,668)	(10,221)
Total other comprehensive loss, before tax	(18,668)	(10,221)
Income taxes related to other comprehensive loss	—	—
Other comprehensive loss, net of tax	(18,668)	(10,221)
Total comprehensive income	$37,158	$32,022

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value data)

	December 31,	September 30,
	2016	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,410	$86,622
Trade accounts receivable, less allowance for doubtful accounts of $1,344 at December 31, 2016 and $1,407 at September 30, 2016	43,755	46,942
Accounts receivable, other	34,926	37,041
Inventory	907,833	907,337
Other current assets	42,007	54,861
Deferred income tax assets	39,990	40,024
Total current assets	1,162,921	1,172,827
Property and equipment, net of accumulated depreciation of $480,048 at December 31, 2016 and $467,865 at September 30, 2016	318,260	319,558
Goodwill	527,751	532,714
Intangible assets, excluding goodwill, net of accumulated amortization of $113,334 at December 31, 2016 and $110,713 at September 30, 2016	87,639	92,963
Other assets	13,288	14,001
Total assets	$2,109,859	$2,132,063
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$678	$716
Accounts payable	279,635	271,376
Accrued liabilities	180,859	214,584
Income taxes payable	14,325	1,989
Total current liabilities	475,497	488,665
Long-term debt	1,783,609	1,783,294
Other liabilities	20,976	21,614
Deferred income tax liabilities, net	118,753	114,656
Total liabilities	2,398,835	2,408,229
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 142,983 and 144,842 shares issued and 142,716 and 144,571 shares outstanding at December 31, 2016 and September 30, 2016, respectively	1,427	1,446
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(171,684)	(177,561)
Accumulated other comprehensive loss, net of tax	(118,719)	(100,051)
Total stockholders’ deficit	(288,976)	(276,166)
Total liabilities and stockholders’ deficit	$2,109,859	$2,132,063

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net earnings	$55,826	$42,243
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,839	23,386
Share-based compensation expense	3,814	4,188
Amortization of deferred financing costs	789	907
Excess tax benefit/shortfall from share-based compensation	879	(95)
Loss on extinguishment of debt	—	33,296
Deferred income taxes	3,000	11,991
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	2,181	3,676
Accounts receivable, other	1,727	5,710
Inventory	(9,358)	(31,818)
Other current assets	12,255	1,111
Other assets	(592)	(455)
Accounts payable and accrued liabilities	(19,595)	(30,343)
Income taxes payable	13,151	4,265
Other liabilities	(463)	1,067
Net cash provided by operating activities	90,453	69,129
Cash Flows from Investing Activities:
Capital expenditures	(28,008)	(40,575)
Acquisitions, net of cash acquired	—	(2,250)
Net cash used by investing activities	(28,008)	(42,825)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	58,500	800,000
Repayments of long-term debt	(58,674)	(825,971)
Repurchases of common stock	(66,963)	(62,367)
Debt issuance costs	—	(12,709)
Proceeds from exercises of stock options	14,280	2,716
Excess tax benefit/shortfall from share-based compensation	(879)	95
Net cash used by financing activities	(53,736)	(98,236)
Effect of foreign exchange rate changes on cash and cash equivalents	(921)	(659)
Net increase (decrease) in cash and cash equivalents	7,788	(72,591)
Cash and cash equivalents, beginning of period	86,622	140,038
Cash and cash equivalents, end of period	$94,410	$67,447

Supplemental Cash Flow Information:
Interest paid (a)	$51,451	$86,633
Income taxes paid	$3,882	$4,833
Capital expenditures incurred but not paid	$1,672	$3,343

(a) For the three months ended December 31, 2015, interest paid includes $25.8 million in call premiums paid in connection with the Company’s December 2015 redemption in full of its senior notes due 2019.

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or “the Company”) sell professional beauty supplies through its Sally Beauty Supply retail store operations in the U.S., Puerto Rico, Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Additionally, the Company distributes professional beauty products to salons and salon professionals through its Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons in the U.S. and Canada, and to franchises in the southern and southwestern regions of the U.S. and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). A significant number of the Company’s products are also available through a number of Sally Beauty Supply and BSG-operated websites. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of the Company. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of December 31, 2016 and September 30, 2016, and its consolidated results of operations and consolidated cash flows for the three months ended December 31, 2016 and 2015.

Certain amounts for the prior fiscal period have been reclassified to conform to the current fiscal period presentation.

All references in these notes to “management” are to the management of Sally Beauty.

2.   Significant Accounting Policies

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The Company adheres to the same accounting policies in the preparation of its interim financial statements as it adheres to in the preparation of its full-year financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full-year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

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

3.   Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

The Company has not yet adopted and is currently assessing the potential effect of the following pronouncements on its consolidated financial statements:

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Income Taxes (“ASU 2015-17”) which aims to simplify the classification of deferred taxes on the balance sheet. More specifically, ASU 2015-17 will require that all deferred tax assets and liabilities, and any related valuation allowance, be reported as noncurrent in a classified balance sheet. The new guidance will replace the existing practice of reporting deferred taxes for each tax jurisdiction (or taxing component of a jurisdiction) as (a) a net current asset or liability and (b) a net noncurrent asset or liability. The new guidance does not change the existing requirement that only permits offsetting assets and liabilities within the same jurisdiction. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the current guidance. The lease liability will be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset will be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance will further require that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under current rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.

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

In addition, the Company has not yet adopted the following recent accounting pronouncements and does not believe, based on its preliminary assessment, that their adoption will have a material effect on its consolidated financial statements:

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01, which must be applied prospectively, provides a narrower framework to be used to determine if a set of assets and activities constitutes a business than under current guidance and is generally expected to result in greater consistency in the application of ASC Topic 805, Business Combinations. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted under certain conditions.

Accounting Changes

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. This pronouncement provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. The new standard permits the use of either the prospective or retrospective transition method. As required, the Company adopted the provisions of ASU No. 2015-05, prospectively, in the first quarter of its fiscal year ending September 30, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) which eliminates the prior requirement to recognize measurement-period adjustments to provisional amounts retrospectively. Instead, ASU 2015-16 requires the acquirer to recognize measurement-period adjustments, as well as the impact on earnings of changes in depreciation, amortization and similar items (if any) resulting from the change to the provisional amounts, in the period when the amount of each measurement-period adjustment is determined. As required, the Company adopted the provisions of ASU 2015-16 in the first quarter of its fiscal year ending September 30, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

Consistent with this hierarchy, the Company categorized certain of its financial assets and liabilities as follows at December 31, 2016 and September 30, 2016 (in thousands):

	As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (a)	$779	$—	$779	$—
Total assets	$779	$—	$779	$—

Liabilities
Long-term debt (b)	$1,880,326	$1,878,500	$1,826	$—
Foreign exchange contracts (a)	46	—	46	—
Total liabilities	$1,880,372	$1,878,500	$1,872	$—

	As of September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (a)	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities
Long-term debt (b)	$1,899,748	$1,897,625	$2,123	$—
Foreign exchange contracts (a)	272	—	272	—
Total liabilities	$1,900,020	$1,897,625	$2,395	$—

(a)         Foreign exchange contracts (including foreign currency forwards and options) are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market foreign currency exchange rates. Please see Note 10 for more information about the Company’s foreign exchange contracts.

(b)         Long-term debt (including current maturities and borrowings under the ABL facility, if any) is carried in the Company’s consolidated financial statements at amortized cost of $1,807.1 million at December 31, 2016 and $1,807.7 million at September 30, 2016, less unamortized debt issuance costs of $22.9 million at December 31, 2016 and $23.7 million at September 30, 2016. The Company’s senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 9 for more information about the Company’s debt.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

5.   Accumulated Stockholders’ Deficit

In August 2014, the Company announced that its Board of Directors approved a share repurchase program authorizing it to repurchase up to $1.0 billion of its common stock over an approximate three-year period expiring on September 30, 2017 (the “2014 Share Repurchase Program”). During the three months ended December 31, 2016 and 2015, the Company repurchased and subsequently retired approximately 2.5 million and 2.4 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $67.0 million and $62.4 million, respectively. The Company funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to the Company recording such repurchases, the Company recorded the excess in accumulated deficit.

At December 31, 2016 and September 30, 2016, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $118.7 million and $100.1 million, respectively, net of income taxes of $2.3 million at both dates. Comprehensive income (loss) reflects changes in accumulated stockholders’ deficit from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company’s only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

6.  Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly, but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2016	2015
Net earnings	$55,826	$42,243

Weighted average basic shares	143,631	150,786
Dilutive securities:
Stock option and stock award programs	1,229	1,640
Weighted average diluted shares	144,860	152,426
Earnings per share:
Basic	$0.39	$0.28
Diluted	$0.39	$0.28

At December 31, 2016 and 2015, options to purchase 2,457,972 shares and 3,878,836 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share since these options were anti-dilutive. An anti-dilutive option is an option that is: (a) out-of-the-money (an option with an exercise price which is greater than the average price per share of the Company’s common stock during the period), or (b) in-the-money (an option with an exercise price which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such option, exceeds the average market value per share for the period.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

7.   Share-Based Payments

The Company from time to time may grant performance-based awards and service-based awards to its employees under the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the “2010 Plan”), a stockholder-approved share-based compensation plan that allows for the issuance of up to 29.8 million shares of the Company’s common stock. The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements, and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended December 31,
	2016	2015
Share-based compensation expense	$3,814	$4,188
Income tax benefit related to share-based compensation expense	$1,439	$1,588

Performance-Based Awards

The Company from time to time grants performance-based restricted stock units (“Performance Units”) pursuant to the 2010 Plan. The Company’s Performance Units represent unsecured obligations of the Company to issue shares of its common stock. The number of shares, if any, which will be issued in connection with these awards, is contingent upon both (a) employee service conditions and (b) the Company’s level of achievement with respect to specified performance targets. The Company measures the cost of services received from employees in exchange for an award of Performance Units based on the fair value of the award on the date of grant and it recognizes expense over the requisite service period (generally three years). The fair value of a Performance Unit is determined based on the closing market price of the Company’s common stock on the date of grant.

During the three months ended December 31, 2016 and 2015, the Company granted approximately 146,000 and 152,000 Performance Units (“target shares”), respectively, to its employees. Under the terms of these awards, a grantee may earn from 0% to 200% of his or her target shares, with the ultimate number of units earned upon settlement (and expense recognized) dependent on the Company’s level of achievement with respect to certain specified cumulative performance targets during the three-year period specified in each award (the “Performance Period”) and satisfaction of the employee service condition. Periodic expense for Performance Unit awards, which is estimated quarterly, is based on the Company’s projected performance during the Performance Period compared to the performance targets contained in the award. As such, for the three months ended December 31, 2016, the Company has estimated and recognized compensation expense for each award at 100% of the performance targets since it believes achievement of that percentage of the performance targets is probable. To date, the Company has only granted Performance Units subject to the Company’s achievement of two performance targets: consolidated sales growth (as defined in the award documents) and return on invested capital (as defined in the award documents), in addition to service conditions.

The following table presents a summary of the activity for the Company’s Performance Unit awards for the three months ended December 31, 2016:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2016	132	$23.45	2.0
Granted	146	25.53
Vested	—	—
Forfeited	(15)	24.21
Unvested at December 31, 2016	263	$24.56	2.4

At December 31, 2016, unrecognized compensation costs related to unvested performance unit awards are approximately $4.8 million and are expected to be recognized over the weighted average period of 2.4 years.

Service-Based Awards

The Company measures the cost of services received from employees and directors in exchange for a service-based award of equity instruments based on the fair value of the award on the date of grant, and recognizes compensation expense on a straight-line basis over the vesting period or over the period ending on the date a participant becomes eligible for retirement, if earlier.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The Company granted approximately 1.5 million and 1.4 million service-based stock options and approximately 22,000 and 23,000 service-based restricted share awards to its employees during the three months ended December 31, 2016 and 2015, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $1.1 million and $1.3 million in the three months ended December 31, 2016 and 2015, respectively, in connection with employees eligible to continue vesting awards upon retirement (“retirement-eligible employees”) under the provisions of the 2010 Plan.

In addition, the Company granted approximately 39,000 and 26,000 service-based restricted stock units to its non-employee directors during the three months ended December 31, 2016 and 2015, respectively.

Stock Option Awards

Each option has an exercise price equal to the closing market price of the Company’s common stock on the date of grant and generally has a maximum term of 10 years. Options generally vest ratably over a three or four year period and are generally subject to forfeiture until the vesting period is complete, subject to certain retirement provisions contained in the 2010 Plan.

The following table presents a summary of the activity for the Company’s service-based stock option awards for the three months ended December 31, 2016:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2016	5,584	$22.95	6.1	$19,615
Granted	1,457	25.60
Exercised	(664)	21.50
Forfeited or expired	(89)	27.02
Outstanding at December 31, 2016	6,288	$23.66	6.7	$20,137

Exercisable at December 31, 2016	3,146	$21.64	5.1	$16,378

The following table summarizes additional information about service-based stock options outstanding at December 31, 2016 under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number of Options Exercisable (in Thousands)	Weighted Average Exercise Price
$ 5.24 – 19.99	970	3.3	$12.85	970	$12.85
$ 20.00 – 24.99	1,859	7.2	23.46	1,042	23.47
$ 25.00 – 31.58	3,459	7.4	26.80	1,134	27.47
Total	6,288	6.7	$23.66	3,146	$21.64

The Company uses the Black-Scholes option pricing model to value the Company’s stock options for each stock option award. Using the Black-Scholes model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards is expensed on a straight-line basis over the vesting period (generally three or four years) of the stock options or to the date a participant becomes retirement-eligible, if earlier.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Three months ended December 31,
	2016	2015
Expected life (in years)	5.0	5.0
Expected volatility for the Company’s common stock	25.3%	27.2%
Risk-free interest rate	1.3%	1.5%
Dividend yield	0.0%	0.0%

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

The weighted average fair value at the date of grant of the stock options issued by the Company in the three months ended December 31, 2016 and 2015 was $6.37 and $6.27 per option, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2016 was $4.2 million. The cash proceeds from these option exercises were $14.3 million and the tax benefit realized from these option exercises was $1.6 million.

At December 31, 2016, unrecognized compensation costs related to unvested stock option awards are approximately $14.3 million and are expected to be recognized over the weighted average period of 2.2 years.

Restricted Stock Awards

The Company from time to time grants service-based restricted stock awards to employees under the 2010 Plan. A restricted stock award is an award of shares of the Company’s common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer), the restrictions over which lapse ratably over a specified period of time (generally three to five years). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions of the 2010 Plan.

The fair value of the Company’s restricted stock awards is expensed on a straight-line basis over the period (generally three to five years) in which the restrictions on these stock awards lapse (“vesting”) or over the period ending on the date a participant becomes retirement-eligible, if earlier. The fair value of a service-based restricted stock award is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s service-based restricted stock awards for the three months ended December 31, 2016:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2016	271	$26.80	1.9
Granted	22	26.33
Vested	(25)	22.49
Forfeited	(2)	26.36
Unvested at December 31, 2016	266	$27.17	1.8

At December 31, 2016, unrecognized compensation costs related to unvested restricted stock awards are approximately $3.0 million and are expected to be recognized over the weighted average period of 1.8 years.

Restricted Stock Units

The Company from time to time grants service-based restricted stock unit (“RSU” or “RSUs”) awards, which generally vest within one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted service-based RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of the Company’s common stock. Unless forfeited prior to the vesting date, RSUs are converted into shares of the Company’s common stock generally on the vesting date. An independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of common stock of the Company that would otherwise be issued to such director on the vesting date. RSUs granted prior to the fiscal year 2012 are generally retained by the Company as deferred stock units that are not settled until six months after the independent director’s service as a director terminates. RSUs are independent of

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle the vested deferred stock units with shares of the Company’s common stock or in cash.

The Company expenses the cost of a service-based RSU, which is determined to be the fair value of the RSU at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s service-based RSUs for the three months ended December 31, 2016:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2016	—	$—	—
Granted	39	25.53
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2016	39	$25.53	0.7

At December 31, 2016, unrecognized compensation costs related to unvested RSUs are approximately $0.8 million and are expected to be recognized over the weighted average period of 0.7 years.

8.   Commitments and Contingencies

During the fiscal year 2014, the Company disclosed that it had experienced a data security incident (the “2014 data security incident”). During the fiscal year 2015, the Company disclosed that it had experienced a second data security incident (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that the Company believes may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred to date in connection with the data security incidents include assessments by payment card networks, professional advisory fees and legal fees relating to investigating and remediating the data security incidents.

For the three months ended December 31, 2016 and 2015, selling, general and administrative expenses reflect expenses of $0.1 million and $0.5 million, respectively, consisting of expenses related to the data security incidents. As of December 31, 2016, the Company had an aggregate accrued liability relating to the data security incidents of $15.6 million, of which approximately $2.9 million relates to loss contingencies associated with the 2014 data security incident and approximately $12.8 million relates to loss contingencies associated with the 2015 data security incident. The Company’s estimated probable losses related to the claims made by the payment card networks in connection with the data security incidents are based on currently available information. The Company disputes the validity of these claims and intends to contest them. Estimates related to these claims may change as new information becomes available or circumstances change.

The Company expects to incur additional costs and expenses related to the data security incidents in the future. These costs and expenses may result from potential additional liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of December 31, 2016, the scope of these additional costs and expenses, or a range thereof, cannot be reasonably estimated and, while we do not anticipate these additional costs and expenses or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs and expenses could be significant.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

9.   Short-term Borrowings and Long-term Debt

Details of long-term debt as of December 31, 2016 and September 30, 2016 are as follows (dollars in thousands):

	December 31, 2016	September 30, 2016	Interest Rates(a)
ABL facility(b)	$—	$—	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(b) plus (1.50% to 1.75%)
Senior notes due Jun. 2022	850,000	850,000	5.750%
Senior notes due Nov. 2023	200,000	200,000	5.500%
Senior notes due Dec. 2025	750,000	750,000	5.625%
Total	$1,800,000	$1,800,000
Plus: capital lease obligations	1,826	2,123
Less: unamortized debt issuance costs and premium, net(c)	17,539	18,113
Total debt	$1,784,287	$1,784,010
Less: current maturities	678	716
Total long-term debt	$1,783,609	$1,783,294

(a)         Interest rates shown represent the coupon or contractual rate or rates related to each debt instrument listed.

(b)         When used in this Quarterly Report, LIBOR means the London Interbank Offered Rate. At December 31, 2016 and September 30, 2016, unamortized debt issuance costs of $1.4 million and $1.6 million, respectively, related to the ABL facility are reported in other assets in the Company’s consolidated balance sheets.

(c)          Amounts are net of unamortized premium of $5.3 million and $5.6 million as of December 31, 2016 and September 30, 2016, respectively, related to certain notes with an aggregate principal amount of $150.0 million of the senior notes due June 2022.

Please see Note 13 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for more information about the Company’s debt obligations. The Company, through its subsidiary (Sally Holdings LLC, hereafter “Sally Holdings”) has a $500 million, five-year asset-based senior secured loan facility (the “ABL facility”), including a $25.0 million Canadian sub-facility for its Canadian operations. At December 31, 2016, there were no borrowings outstanding under the ABL facility and the Company had $480.0 million available for borrowing under the ABL facility, including the Canadian sub-facility. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables (and related general intangibles and other property) of our domestic subsidiaries (and, in the case of borrowings under the Canadian sub-facility, such assets of our Canadian subsidiaries and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries).

In the fiscal year 2016, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both indirectly wholly-owned subsidiaries of the Company, issued $750.0 million aggregate principal amount of their 5.625% Senior Notes due 2025 (the “senior notes due 2025”) at par. The Company used the net proceeds from this debt issuance (approximately $737.3 million) as well as cash from operations and borrowings under the ABL facility, to redeem in full $750.0 million aggregate principal amount of certain outstanding senior notes. In connection with such redemption, the Company recorded a loss on extinguishment of debt in the amount of approximately $33.3 million, including a redemption premium in the amount of approximately $25.8 million and unamortized deferred financing costs associated with the redeemed senior notes of approximately $7.5 million. In connection with the issuance of the senior notes due 2025, the Company incurred and capitalized financing costs of approximately $12.7 million. This amount is reported as a deduction from the senior notes due 2025 on the Company’s consolidated balance sheets and is being amortized over the term of the senior notes due 2025 using the effective interest method.

The senior notes due 2022, the senior notes due 2023 and the senior notes due 2025, which the Company refers to collectively as “the Senior Notes” or “the senior notes due 2022, 2023 and 2025,” are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment Holdings LLC (an indirect wholly-owned subsidiary of the Company, hereafter, “Sally Investment”), and by each material domestic subsidiary of the Company. Interest on the senior notes due 2022, 2023 and 2025 is payable semi-annually, during the Company’s first and third fiscal quarters. Please see Note 12 of the “Condensed Notes to Consolidated Financial Statements” contained elsewhere in this Quarterly Report for certain condensed

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

financial statement data pertaining to Sally Beauty Holdings, Inc., the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

Maturities of the Company’s long-term debt are as follows as of December 31, 2016 (in thousands):

Twelve months ending December 31:
2017-2021	$—
Thereafter	1,800,000
$1,800,000
Plus: capital lease obligations	1,826
Less: unamortized debt issuance costs and premium, net	17,539
Less: current maturities	678
Total long-term debt	$1,783,609

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At December 31, 2016, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed 12 fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the senior notes due 2022, 2023 and 2025 contain terms that restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At December 31, 2016, the Company’s Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2022, 2023 and 2025 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to Sally Beauty Holdings, Inc. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006 (for the senior notes due 2022 and the senior notes due 2023) or since October 1, 2015 (for the senior notes due 2025), plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes plus (v) $350 million (for the senior notes due 2025). Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At December 31, 2016, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness (as defined in the indentures) minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of December 31, 2016, the Consolidated Fixed Charge Coverage Ratio was approximately 3.4 to 1.0.

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

The ABL facility and the indentures governing the senior notes due 2022, 2023 and 2025 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of December 31, 2016, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

10.    Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk, and changes in foreign currency exchange rates and in interest rates) primarily: (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of derivative instruments (including foreign exchange contracts and interest rate swaps) by Sally Holdings and its subsidiaries.

The Company uses foreign exchange contracts (including foreign currency forwards and options) as part of its overall economic risk management strategy to effectively fix the amount of certain foreign assets and obligations relative to its functional and reporting currency (the U.S. dollar) or relative to the functional currency of certain of its consolidated subsidiaries, or to add stability to cash flows resulting from its net investments (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. The Company’s foreign currency exposures at times offset each other, sometimes providing a natural hedge against its foreign currency risk. In connection with the remaining foreign currency risk, the Company uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows as a result of foreign currency market movements.

The Company from time to time has used interest rate swaps as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its debt obligations. At December 31, 2016, our exposure to interest rate fluctuations relates to interest payments under the ABL facility, if any, and the Company held no derivative instruments in connection therewith.

As of December 31, 2016, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

The Company may use from time to time derivative instruments designated as hedges to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate. However, at December 31, 2016, the Company did not purchase or hold any such derivatives.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting to manage its exposure to foreign currency exchange rate or interest rate movements, as appropriate.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. As such, at December 31, 2016, the Company holds foreign currency forwards that enables it to sell approximately €12.0 million ($12.6 million, at the December 31, 2016 exchange rate) at a weighted average contractual exchange rate of 1.1243. The foreign currency forwards discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2017.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at December 31, 2016, the Company holds: (a) a foreign currency forward that enables it to sell approximately €3.9 million ($4.1 million, at the December 31, 2016 exchange rate) at a contractual exchange rate of 1.0465, (b) foreign currency forwards which enable it to sell approximately 6.3 million Canadian dollars ($4.7 million, at the December 31, 2016 exchange rate) at a weighted average contractual exchange rate of 1.3443, (c) a foreign currency forward that enables it to sell approximately 31.9 million Mexican pesos ($1.5 million, at the December 31, 2016 exchange rate) at a contractual exchange rate of 20.7025 and (d) a foreign currency forward that enables it to buy approximately £0.21 million ($0.26 million, at the December 31, 2016 exchange rate) at a contractual exchange rate of 1.2254. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the preceding paragraph) and expire on or before March 31, 2017.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the three months ended December 31, 2016 and 2015, selling, general and administrative expenses include net gains of $1.8 million and $1.0 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s consolidated balance sheets as of December 31, 2016 and September 30, 2016 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	December 31, 2016	September 30, 2016	Classification	December 31, 2016	September 30, 2016
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$779	$—	Accrued liabilities	$46	$272
		$779	$—		$46	$272

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the three months ended December 31, 2016 and 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

Derivatives Not Designated as Hedging Instruments	Classification of Gain or (Loss) Recognized into Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended December 31,
		2016	2015
Foreign exchange contracts	Selling, general and administrative expenses	$1,816	$1,041

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Credit-risk-related Contingent Features

At December 31, 2016, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was less than $0.1 million. The Company was under no obligation to post and had not posted any collateral related to the derivative instruments in a liability position.

The counterparties to our derivative instruments are deemed by the Company to be of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. In the event that a counterparty defaults in its obligation under our derivative instruments, the Company could incur material financial losses. However, at the present time, no such losses are deemed probable.

11.   Business Segments

The Company’s business is organized into two operating segments: (i) Sally Beauty Supply, a domestic and international chain of cash-and-carry retail stores which offers professional beauty supplies to both salon professionals and retail customers primarily in North America, Puerto Rico, and parts of Europe and South America and (ii) BSG, including its franchise-based business Armstrong McCall, a full service beauty supply distributor which offers professional brands of beauty products directly to salons and salon professionals through its own sales force and professional-only stores in partially exclusive geographical territories primarily in North America.

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Sales between segments, which were eliminated in consolidation, were not material during the three months ended December 31, 2016 and 2015.

Segment data for the three months ended December 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended
	December 31,
	2016	2015(a)
Net sales:
Sally Beauty Supply	$589,859	$601,439
BSG	409,750	396,593
Total	$999,609	$998,032
Earnings before provision for income taxes:
Segment operating earnings:
Sally Beauty Supply	$92,526	$106,464
BSG	63,600	65,493
Segment operating earnings	156,126	171,957
Unallocated expenses (b)	(34,855)	(36,834)
Share-based compensation expense	(3,814)	(4,188)
Interest expense (c)	(26,799)	(63,943)
Earnings before provision for income taxes	$90,658	$66,992

(a)                                 Certain amounts for the prior fiscal period have been reclassified to conform to the current fiscal period presentation, in connection with realignment of a business component from our BSG segment to our Sally Beauty Supply segment.

(b)                                 Unallocated expenses consist of corporate and shared costs.

(c)                                  For the three months ended December 31, 2015, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company’s December 2015 redemption of its 6.875% Senior Notes due 2019.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

12.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2016 and September 30, 2016, and the related condensed consolidating statements of earnings, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the three months ended December 31, 2016 and 2015 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including intercompany cash flows. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided because management believes the following information is sufficient since the guarantor subsidiaries are 100% indirectly owned by the Parent and all guarantees are full and unconditional. The accounts, inventory, credit card receivables, deposit accounts, certain intercompany notes and certain other personal property of the guarantor subsidiaries relating to the inventory and accounts are pledged under the ABL facility and consequently may not be available to satisfy the claims of general creditors.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

December 31, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$18,443	$37,189	$38,778	$—	$94,410
Trade and other accounts receivable, less allowance for doubtful accounts	—	—	53,086	25,595	—	78,681
Due from affiliates	—	—	2,035,246	—	(2,035,246)	—
Inventory	—	—	711,982	195,851	—	907,833
Other current assets	883	259	25,482	15,383	—	42,007
Deferred income tax assets	50	1	35,740	4,199	—	39,990
Property and equipment, net	14	—	240,581	77,665	—	318,260
Investment in subsidiaries	909,625	3,450,596	343,195	—	(4,703,416)	—
Goodwill and other intangible assets, net	—	—	476,635	138,755	—	615,390
Other assets	1,515	1,952	(8,099)	17,920	—	13,288
Total assets	$912,087	$3,471,251	$3,951,037	$514,146	$(6,738,662)	$2,109,859
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$112	$—	$225,757	$53,766	$—	$279,635
Due to affiliates	1,187,645	767,791	—	79,810	(2,035,246)	—
Accrued liabilities	620	9,869	142,049	28,321	—	180,859
Income taxes payable	12,757	1,530	1	37	—	14,325
Long-term debt	—	1,782,461	13	1,813	—	1,784,287
Other liabilities	—	—	17,887	3,089	—	20,976
Deferred income tax liabilities	(71)	(25)	114,734	4,115	—	118,753
Total liabilities	1,201,063	2,561,626	500,441	170,951	(2,035,246)	2,398,835
Total stockholders’ (deficit) equity	(288,976)	909,625	3,450,596	343,195	(4,703,416)	(288,976)
Total liabilities and stockholders’ (deficit) equity	$912,087	$3,471,251	$3,951,037	$514,146	$(6,738,662)	$2,109,859

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$28,372	$22,368	$35,882	$—	$86,622
Trade and other accounts receivable, less allowance for doubtful accounts	16	—	55,989	27,978	—	83,983
Due from affiliates	—	—	1,966,505	—	(1,966,505)	—
Inventory	—	—	709,523	197,814	—	907,337
Other current assets	14,816	30	23,864	16,151	—	54,861
Deferred income tax assets	50	—	35,740	4,234	—	40,024
Property and equipment, net	15	—	239,791	79,752	—	319,558
Investment in subsidiaries	870,907	3,395,436	359,193	—	(4,625,536)	—
Goodwill and other intangible assets, net	—	—	479,682	145,995	—	625,677
Other assets	1,515	2,158	(8,090)	18,418	—	14,001
Total assets	$887,319	$3,425,996	$3,884,565	$526,224	$(6,592,041)	$2,132,063
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$116	$1	$215,552	$55,707	$—	$271,376
Due to affiliates	1,162,045	736,373	—	68,087	(1,966,505)	—
Accrued liabilities	1,324	35,320	145,661	32,279	—	214,584
Income taxes payable	—	1,508	—	481	—	1,989
Long-term debt	—	1,781,887	17	2,106	—	1,784,010
Other liabilities	—	—	17,852	3,762	—	21,614
Deferred income tax liabilities	—	—	110,047	4,609	—	114,656
Total liabilities	1,163,485	2,555,089	489,129	167,031	(1,966,505)	2,408,229
Total stockholders’ (deficit) equity	(276,166)	870,907	3,395,436	359,193	(4,625,536)	(276,166)
Total liabilities and stockholders’ (deficit) equity	$887,319	$3,425,996	$3,884,565	$526,224	$(6,592,041)	$2,132,063

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended December 31, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$816,051	$183,558	$—	$999,609
Related party sales	—	—	748	—	(748)	—
Cost of products sold and distribution expenses	—	—	411,323	97,326	(748)	507,901
Gross profit	—	—	405,476	86,232	—	491,708
Selling, general and administrative expenses	2,548	137	275,665	69,062	—	347,412
Depreciation and amortization	1	—	21,059	5,779	—	26,839
Operating earnings (loss)	(2,549)	(137)	108,752	11,391	—	117,457
Interest expense	—	26,749	—	50	—	26,799
Earnings (loss) before provision for income taxes	(2,549)	(26,886)	108,752	11,341	—	90,658
Provision (benefit) for income taxes	(990)	(10,443)	41,998	4,267	—	34,832
Equity in earnings of subsidiaries, net of tax	57,385	73,828	7,074	—	(138,287)	—
Net earnings	55,826	57,385	73,828	7,074	(138,287)	55,826

Other comprehensive income (loss), net of tax	—	—	—	(18,668)	—	(18,668)
Total comprehensive income (loss)	$55,826	$57,385	$73,828	$(11,594)	$(138,287)	$37,158

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended December 31, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$27,962	$(41,347)	$104,449	$(611)	$—	$90,453
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(20,883)	(7,125)	—	(28,008)
Due from affiliates	—	—	(68,741)	—	68,741	—
Net cash used by investing activities	—	—	(89,624)	(7,125)	68,741	(28,008)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	58,500	—	—	—	58,500
Repayments of long-term debt	—	(58,500)	(4)	(170)	—	(58,674)
Repurchases of common stock	(66,963)	—	—	—	—	(66,963)
Proceeds from exercises of stock options	14,280	—	—	—	—	14,280
Due to affiliates	25,600	31,418	—	11,723	(68,741)	—
Excess tax benefit/shortfall from share-based compensation	(879)	—	—	—	—	(879)
Net cash (used) provided by financing activities	(27,962)	31,418	(4)	11,553	(68,741)	(53,736)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(921)	—	(921)
Net (decrease) increase in cash and cash equivalents	—	(9,929)	14,821	2,896	—	7,788
Cash and cash equivalents, beginning of period	—	28,372	22,368	35,882	—	86,622
Cash and cash equivalents, end of period	$—	$18,443	$37,189	$38,778	$—	$94,410

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

13.   Subsequent Event

On January 26, 2017, the Company’s Board of Directors approved a comprehensive restructuring plan for the Company’s businesses that includes a wide range of organizational efficiency initiatives and cost reduction opportunities. The Company expects to recognize the majority of the expenses related to implementation of the restructuring plan in its fiscal quarter ending March 31, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty and its consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as the Risk Factors section contained in that Annual Report and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights for the Three Months ended December 31, 2016:

•                  Our consolidated net sales for the three months ended December 31, 2016, increased by $1.6 million, or 0.2%, to $999.6 million compared to $998.0 million for the three months ended December 31, 2015;

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased 0.4% for the three months ended December 31, 2016, compared to an increase of 3.9% for the three months ended December 31, 2015;

•                  Our consolidated gross profit for the three months ended December 31, 2016, decreased by $2.3 million, or 0.5%, to $491.7 million compared to $494.0 million for the three months ended December 31, 2015. As a percentage of net sales, gross profit decreased by 30 basis points to 49.2% for the three months ended December 31, 2016, compared to 49.5% for the three months ended December 31, 2015;

•                  Our consolidated operating earnings for the three months ended December 31, 2016, decreased by $13.5 million, or 10.3%, to $117.5 million compared to $130.9 million for the three months ended December 31, 2015. As a percentage of net sales, operating earnings decreased by 130 basis points to 11.8% for the three months ended December 31, 2016, compared to 13.1% for the three months ended December 31, 2015;

•                  Our consolidated net earnings increased by $13.6 million, or 32.2%, to $55.8 million for the three months ended December 31, 2016, compared to $42.2 million for the three months ended December 31, 2015. As a percentage of net sales, net earnings increased by 140 basis points to 5.6% for the three months ended December 31, 2016, compared to 4.2% for the three months ended December 31, 2015;

•                  Our diluted earnings per share for the three months ended December 31, 2016, were $0.39 compared to $0.28 for the three months ended December 31, 2015;

•                  Cash provided by operations was $90.5 million for the three months ended December 31, 2016, compared to $69.1 million for the three months ended December 31, 2015; and

•                  During the three months ended December 31, 2016, we repurchased and subsequently retired approximately 2.5 million shares of our common stock under the share repurchase program approved by our Board of Directors (the “Board”) in August 2014, at an aggregate cost of approximately $67.0 million.

Overview

Description of Business

At December 31, 2016, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, (“BSG”). We believe the Company is the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of December 31, 2016, through Sally Beauty Supply and BSG, we had a multi-channel platform of 4,974 company-operated stores and supplied 181 franchised stores in North America and select South American and European countries. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling tools, skin and nail care products and other beauty items. Our Sally Beauty stores target retail consumers and salon professionals, while BSG targets exclusively salons and salon professionals. For the three months ended December 31, 2016, our consolidated net sales and operating earnings were $999.6 million and $117.5 million, respectively.

As of December 31, 2016, Sally Beauty Supply operated 3,797 company-operated retail stores (generally, under the Sally Beauty banner), 2,923 of which are located in the U.S., with the remaining 874 company-operated stores located in Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. Sally Beauty Supply also supplied 18 franchised stores located in the United Kingdom, Belgium and certain other European countries. In the U.S. and Canada, our Sally Beauty stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and styling tools. Our Sally Beauty stores carry leading third-party brands, such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the three months ended December 31, 2016, Sally Beauty Supply’s net sales and segment operating profit were $589.9 million and $92.5 million, respectively, representing 59.0% and 59.3%, respectively, of our consolidated net sales and consolidated operating earnings before unallocated corporate expenses and share-based compensation expense.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America, exclusively targeting salons and salon professionals. As of December 31, 2016, BSG had 1,177 company-operated stores, supplied 163 franchised stores and had a sales force of approximately 900 professional distributor sales consultants selling exclusively to salons and salon professionals in the U.S., Canada and Mexico. Company-operated BSG stores, which operate primarily under the CosmoProf banner, average approximately 2,600 square feet in size and are located primarily in secondary strip shopping centers. BSG stores provide a comprehensive selection of beauty products featuring an average of 9,500 SKUs that include hair color and care, skin and nail care, beauty sundries and styling tools. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon industry. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Matrix®, Schwarzkopf®, Kenra®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to consumers. BSG is also the exclusive source for certain well-known third-party branded products pursuant to exclusive distribution agreements with certain suppliers within specified geographic territories. For the three months ended December 31, 2016, BSG’s net sales and segment operating profit were $409.8 million and $63.6 million, respectively, representing 41.0% and 40.7%, respectively, of our consolidated net sales and consolidated operating earnings before unallocated corporate expenses and share-based compensation expense.

Key Industry and Business Trends

We operate primarily within the large and growing U.S. beauty supply industry. We believe that a number of key industry and business trends and characteristics will influence our business and our financial results going forward. These key trends and characteristics are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Please see “Key Industry and Business Trends” in Item 1 of such Annual Report.

Share Repurchase Program

In August 2014, we announced that the Board had approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate three-year period expiring on September 30, 2017 (the “2014 Share Repurchase Program”).

During the three months ended December 31, 2016 and 2015, the Company repurchased and subsequently retired approximately 2.5 million and 2.4 million, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $67.0 million and $62.4 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by accounting principles generally accepted in the United States (“GAAP”), to the extent that the share repurchase amounts exceeded the balance of additional paid-in capital prior to such repurchases, we recorded the excess in accumulated deficit.

As of December 31, 2016, we had approximately $498.2 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II — Other Information, of this Quarterly Report for additional information about the Company’s share repurchases.

Restructuring Plan

On January 26, 2017, the Board approved a comprehensive restructuring plan for the Company’s businesses that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities. The Company estimates that it will incur total aggregate expenses in the range of approximately $12.0 million to $14.0 million from this restructuring, including estimated severance and related costs of $7.0 million. The Company anticipates that most of these charges will be cash expenditures and expects to recognize most of the expenses related to this restructuring in its fiscal quarter ending March 31, 2017. The estimated annualized pre-tax benefit of the restructuring initiatives is estimated to be between $17.0 million and $19.0 million, with benefits estimated in the range of $10.0 million and $12.0 million realized over the remainder of fiscal 2017.

Data Security Incidents

During the fiscal year 2014, the Company disclosed that it had experienced a data security incident (the “2014 data security incident”). During the fiscal year 2015, the Company disclosed that it had experienced a second data security incident (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred to date in connection with the data security incidents include assessments by payment card networks, professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents. For the three months ended December 31, 2016 and 2015, selling, general and administrative expenses reflect expenses of $0.1 million and $0.5 million, respectively, consisting of expenses related to the data security incidents. As of December 31, 2016, the Company had an aggregate accrued liability relating to the data security incidents of $15.6 million, of which approximately $2.9 million relates to loss contingencies associated with the 2014 data security incident and approximately $12.8 million relates to loss contingencies associated with the 2015 data security incident. The Company’s estimated probable losses related to the claims made by the payment card networks in connection with the data security incidents are based on currently available information. The Company disputes the validity of these claims and intends to contest them. Estimates related to these claims may change as new information becomes available or circumstances change.

We expect to incur additional costs and expenses related to the data security incidents in future periods. These costs and expenses may result from potential additional liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of December 31, 2016, the scope of these additional costs and expenses, or a range thereof, cannot be reasonably estimated and, while we do not anticipate these additional costs and expenses or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs and expenses could be significant. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems,” “Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results” and “We have experienced data security incidents and are not yet able to determine the full extent or scope of the potential liabilities relating to these data security incidents” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Other Significant Items

Derivative Instruments

As a multinational corporation, we are subject to certain market risks including changes in market interest rates and foreign currency fluctuations. We may consider a variety of practices in the ordinary course of our business to manage these market risks, including, when deemed appropriate, the use of derivative instruments such as foreign currency forwards and options (hereafter, “foreign exchange contracts”) and interest rate swaps. Currently, we do not purchase or hold any derivative instruments for speculative or trading purposes.

Foreign Currency Derivative Instruments

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain European subsidiaries of the Company. The recent vote by Britain to leave the European Union and related or other disruptive events in the European Union could result in increased foreign currency fluctuation, including fluctuation in currencies in which we operate. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. In connection with the remaining foreign currency risk, the Company from time to time uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. As such, at December 31, 2016, the Company holds foreign currency forwards which enables it to sell approximately €12.0 million ($12.6 million, at the December 31, 2016 exchange rate) at a weighted average contractual exchange rate of 1.1243. The foreign currency forwards discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2017.

The Company also uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at December 31, 2016, the Company holds: (a) a foreign currency forward that enables it to sell approximately €3.9 million ($4.1 million, at the December 31, 2016 exchange rate) at a contractual exchange rate of 1.0465, (b) foreign currency forwards which enable it to sell approximately 6.3 million Canadian dollars ($4.7 million, at the December 31, 2016 exchange rate) at a weighted average contractual exchange rate of 1.3443, (c) a foreign currency forward that enables it to sell approximately 31.9 million Mexican pesos ($1.5 million, at the December 31, 2016 exchange rate) at a contractual exchange rate of 20.7025 and (d) a foreign currency forward that enables it to buy approximately £0.21 million ($0.26 million, at the December 31, 2016 exchange rate) at a contractual exchange rate of 1.2254. All the foreign currency forwards discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forwards discussed in the preceding paragraph) and expire on or before March 31, 2017.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. During the three months ended December 31, 2016 and 2015, selling, general and administrative expenses include net gains of $1.8 million and $1.0 million, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk” contained in this Quarterly Report on Form 10-Q and Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for additional information about the Company’s foreign currency derivative instruments.

Share-Based Compensation Awards

The Company granted approximately 1.5 million and 1.4 million service-based stock options and approximately 22,000 and 23,000 service-based restricted share awards to its employees during the three months ended December 31, 2016 and 2015, respectively. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $1.1 million and $1.3 million in the three months ended December 31, 2016 and 2015, respectively, in connection with certain employees who are eligible to continue vesting awards upon retirement under the provisions of the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the “2010 Plan”). The Company also granted approximately 39,000 and 26,000 service-based restricted stock units to its non-employee directors during the three months ended December 31, 2016 and 2015, respectively.

In addition, the Company granted approximately 146,000 and 152,000 performance-based restricted stock units (“Performance Unit” or “Performance Units”) to its employees during the three months ended December 31, 2016 and 2015, respectively, under the 2010 Plan. Under the terms of these Performance Unit awards, a grantee may earn from 0% to 200% of his or her target units, with the ultimate number of units earned upon settlement (and the expense recognized) dependent on the Company’s level of achievement with respect to certain specified cumulative performance targets during the three-year period specified in each award (the “Performance Period”) and satisfaction of the employee service condition. Periodic expense for Performance Unit awards, which is estimated quarterly, is based on the Company’s projected performance during the Performance Period compared to the performance targets contained in the award. Please see Note 7 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the Company’s Performance Unit awards.

For the three months ended December 31, 2016 and 2015, share-based compensation expense charged against earnings and included in selling, general and administrative expenses for all share-based compensation arrangements were $3.8 million and $4.2 million, respectively, including the accelerated share-based compensation expense discussed above.

Other Items

During the three months ended December 31, 2015, the Company redeemed in full its 6.875% senior notes due 2019 (the “senior notes due 2019”) primarily with the net proceeds from its December 2015 issuance of $750.0 million principal amount of its 5.625% senior notes due 2025. For the three months ended December 31, 2015, the Company recorded a loss on extinguishment of debt of $33.3 million, including a call premium of $25.8 million and unamortized debt issuance costs associated with the senior notes due 2019 ($7.5 million) expensed, in connection therewith.

Results of Operations

The following table shows the condensed results of operations of our business for the three months ended December 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended December 31,
	2016		2015
Net sales	$999,609	100.0%	$998,032	100.0%
Cost of products sold and distribution expenses	507,901	50.8%	503,983	50.5%
Gross profit	491,708	49.2%	494,049	49.5%
Total other operating costs and expenses	374,251	37.4%	363,114	36.4%
Operating earnings	117,457	11.8%	130,935	13.1%
Interest expense	26,799	2.7%	63,943	6.4%
Earnings before provision for income taxes	90,658	9.1%	66,992	6.7%
Provision for income taxes	34,832	3.5%	24,749	2.5%
Net earnings	$55,826	5.6%	$42,243	4.2%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2016	2015 (a)
Net sales:
Sally Beauty Supply	$589,859	$601,439
BSG	409,750	396,593
Consolidated	$999,609	$998,032
Gross profit	$491,708	$494,049
Gross profit margin	49.2%	49.5%
Selling, general and administrative expenses	$347,412	$339,728
Depreciation and amortization	$26,839	$23,386
Earnings before provision for income taxes:
Segment operating earnings:
Sally Beauty Supply	$92,526	$106,464
BSG	63,600	65,493
Segment operating earnings	156,126	171,957
Unallocated expenses (b)	(34,855)	(36,834)
Share-based compensation expense	(3,814)	(4,188)
Operating earnings	117,457	130,935
Interest expense (c)	(26,799)	(63,943)
Earnings before provision for income taxes	$90,658	$66,992
Segment operating profit margin:
Sally Beauty Supply	15.7%	17.7%
BSG	15.5%	16.5%
Consolidated operating profit margin	11.8%	13.1%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply	3,815	3,711
BSG	1,340	1,303
Consolidated	5,155	5,014
Same store sales growth (decline) (d)
Sally Beauty Supply	(0.6)%	2.4%
BSG	2.6%	7.2%
Consolidated	0.4%	3.9%

(a)                                 Certain amounts for the prior fiscal period have been reclassified to conform to the current fiscal period presentation.

(b)                                 Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings.

(c)                                  For the three months ended December 31, 2015, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company’s December 2015 redemption of its senior notes due 2019.

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

The Three Months Ended December 31, 2016 compared to the Three Months Ended December 31, 2015

The table below presents net sales, gross profit and gross profit margin data for each reportable segment (dollars in thousands):

	Three Months Ended December 31,
	2016	2015	Increase (Decrease)
Net sales:
Sally Beauty Supply	$589,859	$601,439	$(11,580)	(1.9)%
BSG	409,750	396,593	13,157	3.3%
Consolidated net sales	$999,609	$998,032	$1,577	0.2%

Gross profit:
Sally Beauty Supply	$324,183	$330,325	$(6,142)	(1.9)%
BSG	167,525	163,724	3,801	2.3%
Consolidated gross profit	$491,708	$494,049	$(2,341)	(0.5)%

Gross profit margin:
Sally Beauty Supply	55.0%	54.9%	0.1%
BSG	40.9%	41.3%	(0.4)%
Consolidated gross profit margin	49.2%	49.5%	(0.3)%

Net Sales

Consolidated net sales increased by $1.6 million, or 0.2%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015. Consolidated net sales for the three months ended December 31, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of $15.7 million, or 1.6% of consolidated net sales, including the impact of a stronger U.S. dollar in the three months ended December 31, 2016. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer contributed an increase in consolidated net sales of approximately $4.2 million, or 0.4% of consolidated net sales, and sales through our BSG distributor sales consultants contributed an increase in net sales of approximately $1.7 million, or 0.2% of consolidated net sales, compared to the three months ended December 31, 2015. Other sales channels (including sales from stores that have been open for less than 14 months, sales to our BSG franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $4.3 million, or 0.4% of consolidated net sales, compared to the three months ended December 31, 2015.

For the three months ended December 31, 2016, consolidated net sales reflect a 0.4% same store sales growth rate compared to a growth rate of 3.9% for the three months ended December 31, 2015.

The $1.6 million increase in consolidated net sales was driven by increases in unit volume in our BSG segment (including increases in sales at existing BSG stores and the incremental sales from 36 BSG company-operated stores opened or acquired during the last 12 months) and increases in average unit prices in our BSG segment (resulting from changes in product mix), as more fully discussed below. These increases were partially offset by decreases in average unit prices in our Sally Beauty Supply segment, as more fully discussed below.

Sally Beauty Supply.  Net sales for Sally Beauty Supply decreased by $11.6 million, or 1.9%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015. Net sales for Sally Beauty Supply for the three months ended December 31, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $15.7 million, or 2.6% of Sally Beauty Supply’s net sales. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer experienced a decrease in net sales of approximately $6.2 million, or 1.0% of the segment’s net sales, compared to the three months ended December 31, 2015. Other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a decrease in sales of approximately $5.4 million, or 0.9% of the segment’s net sales, compared to the three months ended December 31, 2015.

For the three months ended December 31, 2016, the Sally Beauty Supply segment’s same store sales declined at a rate of 0.6%, compared to a growth rate of 2.4% for the three months ended December 31, 2015, primarily as a result of a decrease in the number of customer transactions at the segment’s U.S. stores.

The $11.6 million decrease in the Sally Beauty Supply segment’s net sales reflects a decrease in average unit prices resulting from increased promotional activity and a change in product mix, primarily in connection with the introduction of certain products with lower average unit prices in the preceding 12 months.

Beauty Systems Group.  Net sales for BSG increased by $13.2 million, or 3.3%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015. The BSG segment’s net sales were not materially affected by changes in foreign currency exchange rates during the three months ended December 31, 2016. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in net sales of approximately $10.4 million, or 2.6% of the segment’s net sales, and sales through our distributor sales consultants contributed an increase in net sales of approximately $1.7 million, or 0.4% of the segment’s net sales, compared to the three months ended December 31, 2015. Other sales channels (including sales from stores that have been open for less than 14 months, sales to our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months) in the aggregate contributed a net increase in net sales of approximately $1.1 million, or 0.3% of the segment’s net sales, compared to the three months ended December 31, 2015.

For the three months ended December 31, 2016, the BSG segment’s net sales reflect a 2.6% same store sales growth rate compared to a growth rate of 7.2% for the three months ended December 31, 2015. The BSG segment’s same store sales growth rate for the three months ended December 31, 2015 was positively affected by the introduction of certain third-party brands and the expansion of exclusive distribution rights in certain geographies of the U.S.

The $13.2 million increase in the BSG segment’s net sales is primarily the result of increases in unit volume (at both existing stores and the impact of incremental sales from 36 company-operated stores opened or acquired during the last 12 months) and increases in average unit prices (resulting from changes in product mix, principally as a result of the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

Consolidated gross profit decreased by $2.3 million, or 0.5%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, principally as a result of lower net sales in our Sally Beauty Supply segment and lower gross profit margins in our BSG segment (as more fully described below), partially offset by higher sales volume in our BSG segment. Consolidated gross profit as a percentage of net sales, or consolidated gross profit margin, decreased by 30 basis points to 49.2% for the three months ended December 31, 2016, compared to 49.5% for the three months ended December 31, 2015, as more fully described below.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit decreased by $6.1 million, or 1.9%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, principally as a result of lower sales. Sally Beauty Supply’s gross profit as a percentage of net sales was 55.0% for the three months ended December 31, 2016, compared to 54.9% for the three months ended December 31, 2015. The increase in the segment’s gross margin reflects less promotional activity in certain international geographies, partially offset by incremental promotional activity in the U.S.

Beauty Systems Group.  BSG’s gross profit increased by $3.8 million, or 2.3%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, principally as a result of higher sales volume, partially offset by a lower gross profit margins. BSG’s gross profit as a percentage of net sales decreased by 40 basis points to 40.9% for the three months ended December 31, 2016, compared to 41.3% for the three months ended December 31, 2015 primarily as a result of incremental promotional activity, lower vendor allowances and a shift in product mix (to lower margin product) resulting primarily from changes in customer preferences.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased by $7.7 million, or 2.3%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015. This increase was attributable in part to incremental expenses (including rent and other occupancy-related expenses) resulting from stores opened or acquired in the preceding 12 months (approximately 140 net additional company-operated stores added since December 31, 2015, which represents a 2.9% increase in the number of company-operated stores). In addition, the increase reflects higher employee compensation and compensation-related expenses of $4.2 million (including incremental wages in connection with Sally Beauty Supply and BSG stores added since December 31, 2015 and wage increases for sales staff at existing Sally Beauty Supply and BSG stores, partially offset by the absence during the three months ended December 31, 2016 of expenses of $0.9 million incurred in connection with the management transition plans disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016), incremental expenses related to on-going upgrades to our information technology systems (approximately $2.0 million) and incremental professional fees principally associated with corporate information technology and data security initiatives (approximately $1.1 million). The increase in selling, general and administrative expenses was partially offset by higher net foreign exchange gains of $0.8 million, as further discussed in Note 10 of Notes to Condensed Notes to Consolidated Financial Statements located elsewhere in this Quarterly Report.  Selling, general and administrative expenses, as a percentage of net sales, were 34.8% for the three months ended December 31, 2016, compared to 34.0% for the three months ended December 31, 2015.

Depreciation and Amortization

Consolidated depreciation and amortization increased by $3.5 million to $26.8 million for the three months ended December 31, 2016, compared to $23.4 million for the three months ended December 31, 2015. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments, with store remodels in the Sally Beauty Supply segment, primarily in the U.S., and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended December 31,
	2016	2015	(Decrease)
Operating Earnings:
Segment operating earnings:
Sally Beauty Supply	$92,526	$106,464	$(13,938)	(13.1)%
BSG	63,600	65,493	(1,893)	(2.9)%
Segment operating earnings	156,126	171,957	(15,831)	(9.2)%
Unallocated expenses	(34,855)	(36,834)	(1,979)	(5.4)%
Share-based compensation expense	(3,814)	(4,188)	(374)	(8.9)%
Operating earnings	$117,457	$130,935	$(13,478)	(10.3)%

Consolidated operating earnings decreased by $13.5 million, or 10.3%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, primarily as a result of lower net sales in our Sally Beauty Supply segment and lower gross profit margins in our BSG segment, partially offset by increased net sales in our BSG segment and lower unallocated expenses, as more fully discussed below. Operating earnings as a percentage of net sales, or consolidated operating profit margin, decreased by 130 basis points to 11.8% for the three months ended December 31, 2016, compared to 13.1% for the three months ended December 31, 2015. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, as more fully discussed below, as well as a lower consolidated gross profit margin, as described above.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $13.9 million, or 13.1%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015. This decrease was primarily a result of the incremental expenses (including rent and other occupancy-related expenses) related to 104 net additional company-operated stores (stores opened during the past 12 months, which represents a 2.8% increase in the number of Sally Beauty Supply company-operated stores) operating during the three months ended December 31, 2016, compared to the three months ended December 31, 2015. In addition, the decrease in Sally Beauty Supply’s segment operating earnings reflects higher employee compensation and compensation-related expenses of $2.9 million (including incremental wages in connection with stores added since December 31, 2015 and wage increases for sales staff at existing stores), higher depreciation expense associated primarily with recent store openings and remodels (approximately $2.1 million) and higher expenses related to recent upgrades to our information technology systems (approximately $2.1 million). Segment operating earnings, as a percentage of net sales, decreased 200 basis points to 15.7% for the three months ended December 31, 2016, compared to 17.7% for the three months ended December 31, 2015. This decrease reflects higher segment operating expenses as a percentage of the segment’s net sales, including the expense increases discussed in this paragraph.

Beauty Systems Group.  BSG’s segment operating earnings decreased by $1.9 million, or 2.9%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, primarily a result of the incremental expenses (including rent and other occupancy-related expenses) related to 36 net additional company-operated stores (stores opened or acquired during the past 12 months, which represents a 3.2% increase in the number of BSG company-operated stores) operating during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, higher employee compensation and compensation-related expenses of $3.7 million (including incremental wages in connection with stores added during the past 12 months and wage increases for sales staff at existing stores) and higher expenses related to recent upgrades to our information technology systems of approximately $1.0 million. Segment operating earnings, as a percentage of net sales, decreased by 100 basis points to 15.5% for the three months ended December 31, 2016, compared to 16.5% for the three months ended December 31, 2015. This decrease reflects higher segment operating expenses as a percentage of the segment’s net sales, including the expense increases discussed in this paragraph, as well as the decrease in the segment’s gross profit margin described above.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as payroll, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, decreased by $2.0 million, or 5.4%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015. This decrease was due primarily to lower employee compensation and compensation-related expenses of $2.4 million (including the absence during the three months ended December 31, 2016 of expenses of $0.9 million incurred in connection with the management transition plans disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016).

Share-based Compensation Expense. Total compensation expenses related to share-based compensation arrangements decreased by $0.4 million to $3.8 million for the three months ended December 31, 2016, compared to $4.2 million for the three months ended December 31, 2015 mainly due to a reduction in awards to retirement-eligible grantees during the three months ended December 31, 2016, compared to the three months ended December 31, 2015.

Interest Expense

Interest expense decreased by $37.1 million to $26.8 million for the three months ended December 31, 2016, compared to $63.9 million for the three months ended December 31, 2015. The decrease in interest expense was principally due to a loss on extinguishment of debt of $33.3 million, for the three months ended December 31, 2015, in connection with our debt refinancing in December 2015, and by lower interest expense on the senior notes due 2025 compared to the senior notes due 2019. Please see “Liquidity and Capital Resources” below for additional information about the Company’s debt.

Provision for Income Taxes

The provision for income taxes was $34.8 million and $24.7 million, and the effective income tax rate was 38.4% and 36.9%, for the three months ended December 31, 2016 and 2015, respectively. The increase in the effective income tax rate was primarily due to a tax benefit recognized in the three months ended December 31, 2015 in connection with the enactment of retroactive U.S. legislation reinstating certain tax credits.

The annual effective tax rate for the full fiscal year 2017 is currently expected to be in the range of 37.5% to 38.5%, versus a comparable actual tax rate for the full fiscal year 2016 of 37.0%.

Net Earnings and Diluted Earnings per Share

As a result of the foregoing, consolidated net earnings increased by $13.6 million, or 32.2%, to $55.8 million for the three months ended December 31, 2016, compared to $42.2 million for the three months ended December 31, 2015. Net earnings, as a percentage of net sales, increased by 140 basis points to 5.6% for the three months ended December 31, 2016, compared to 4.2% for the three months ended December 31, 2015. Diluted earnings per share for the three months ended December 31, 2016 were $0.39 compared to $0.28 for the three months ended December 31, 2015.

Financial Condition

December 31, 2016 Compared to September 30, 2016

Working capital (current assets less current liabilities) increased by $3.3 million to $687.4 million at December 31, 2016, compared to $684.2 million at September 30, 2016. The ratio of current assets to current liabilities was 2.45 to 1.00 at December 31, 2016, compared to 2.40 to 1.00 at September 30, 2016. The change in working capital reflects a decrease of approximately $13.2 million in current liabilities, partially offset by a decrease of approximately $9.9 million in current assets. The decrease in current assets as of December 31, 2016, is principally due to a decrease in trade accounts receivable and other accounts receivable, in the aggregate, of $5.3 million and a decrease of $12.9 million in other current assets, as discussed below, partially offset by an increase in cash and cash equivalents of $7.8 million (please see “Liquidity and Capital Resources” below for a description of our sources and uses of cash). The decrease in current liabilities is principally due to a decrease of $33.7 million in accrued liabilities, partially offset by an increase of $8.3 million in accounts payable and an increase of $12.3 million in income taxes payable, as discussed below.

Trade accounts receivable and other accounts receivable, in the aggregate, decreased by $5.3 million to $78.7 million at December 31, 2016, compared to $84.0 million at September 30, 2016 due primarily to the timing of collections from customers and vendors of balances outstanding and the impact of foreign currency translation adjustments. Other current assets decreased by $12.9 million to $42.0 million at December 31, 2016, compared to $54.9 million at September 30, 2016 due primarily to the application of certain income tax receivable balances against income taxes currently payable ($14.7 million), partially offset by the timing of payments of prepaid expenses in the ordinary course of our business. Accounts payable increased by $8.3 million to $279.6 million at December 31, 2016, compared to $271.4 million at September 30, 2016 due primarily to the timing of payments to suppliers mainly in connection with purchases of merchandise inventory and capital expenditures in the ordinary course of our business. Accrued liabilities decreased by $33.7 million to $180.9 million at December 31, 2016, compared to $214.6 million at September 30, 2016, due primarily to the timing of payments of interest on the senior notes due 2022, the senior notes due 2023 and the senior notes due 2025 (in the aggregate, $25.5 million) and the timing of payments of employee compensation and compensation-related expenses ($6.7 million). Interest on the senior notes due 2022, the senior notes due 2023 and the senior notes due 2025 is payable semi-annually, during the Company’s first and third fiscal quarters. Income taxes payable increased by $12.3 million to $14.3 million at December 31, 2016, compared to $2.0 million at September 30, 2016 due primarily to the impact of current period earnings before income taxes and the timing of U.S. federal estimated income tax payments, partially offset by the application of certain income tax receivable balances against income taxes currently payable, as discussed above.

Total stockholders’ deficit, for the three months ended December 31, 2016, increased by $12.8 million primarily as a result of our repurchase and subsequent retirement of approximately 2.5 million shares of our common stock for approximately $67.0 million and foreign currency translation adjustments, net of tax, of $18.7 million, partially offset by net earnings of $55.8 million, and share-based compensation expense, the impact of exercises of stock options and other share-based compensation activity, in the aggregate, of approximately $17.0 million.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for additional information on our liquidity and capital resources.

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures and share repurchases. As a holding company, we depend on our subsidiaries, including Sally Holdings LLC (“Sally Holdings”), to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with relevant laws, and covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings’ ability to pay dividends to us. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

At December 31, 2016, cash and cash equivalents were $94.4 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, fund share repurchases and potential acquisitions and finance anticipated capital expenditures, including information technology upgrades and store remodels, over the next 12 months.

However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales and operating improvements will be realized, or that future borrowings will be available under our ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. The funds drawn on an individual occasion during the three months ended December 31, 2016 have varied in amounts up to $32.0 million, total amounts outstanding have ranged from zero up to $39.5 million and the average daily balance outstanding was $7.0 million. During the three months ended December 31, 2016, the weighted average interest rate on our borrowings under the ABL facility was 4.1%. The amounts drawn are generally paid down with cash provided by our operating activities. As of December 31, 2016, there were no borrowings outstanding under the ABL facility and Sally Holdings had $480.0 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

Share Repurchase Programs

In August 2014, we announced that the Board had approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximately three-year period expiring on September 30, 2017.

During the three months ended December 31, 2016 and 2015, the Company repurchased and subsequently retired approximately 2.5 million and 2.4 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $67.0 million and $62.4 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to us recording such repurchases, we recorded the excess in accumulated deficit.

As of December 31, 2016, we had approximately $498.2 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions. The following table shows our sources and uses of funds for the three months ended December 31, 2016 and 2015 (in thousands):

	Three months ended December 31,
	2016	2015
Net cash provided by operating activities	$90,453	$69,129
Net cash used by investing activities	(28,008)	(42,825)
Net cash used by financing activities	(53,736)	(98,236)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(921)	(659)
Net increase (decrease) in cash and cash equivalents	$7,788	$(72,591)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2016 increased by $21.3 million to $90.5 million, compared to $69.1 million during the three months ended December 31, 2015, mainly due to changes in the components of working capital ($47.8 million), an increase in net earnings ($13.6 million) and an increase in depreciation and amortization ($3.5 million), partially offset by a decrease in loss on extinguishment of debt ($33.3 million) and a decrease in deferred income taxes ($9.0 million).

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2016 decreased by $14.8 million to $28.0 million, compared to $42.8 million during the three months ended December 31, 2015. This decrease reflects lower capital expenditures related primarily to Sally Beauty Supply store refreshes (mainly in the U.S.) and lower investments in information technology upgrades in the three months ended December 31, 2016, compared to the three months ended December 31, 2015 ($12.6 million), and less cash used for acquisitions, net of cash acquired, in the three months ended December 31, 2016 ($2.3 million).

Net Cash Used by Financing Activities

Net cash used by financing activities during the three months ended December 31, 2016 decreased by $44.5 million to  $53.7 million, compared to $98.2 million during the three months ended December 31, 2015, primarily due to decrease in net repayments of debt and the payment of debt issuance costs, in the aggregate, of $38.5 million mainly in connection with our redemption of the senior notes due 2019 and issuance of the senior notes due 2025 in December 2015, and an increase in proceeds from exercises of stock options, net of tax shortfall, resulting from share-based compensation activity of $10.6 million, partially offset by an increase in share repurchases under the 2014 Share Repurchase Program ($4.6 million).

Long-Term Debt

Outstanding Long-Term Debt

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

In the fiscal year 2012, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”), both indirect wholly-owned subsidiaries of the Company, issued $750.0 million aggregate principal amount of their senior notes due 2019 and $850.0 million aggregate principal amount of their 5.75% Senior Notes due 2022 (the “senior notes due 2022”), including $150.0 million of the aggregate principal amount of the senior notes due 2022 issued at par plus a premium. Such premium is being amortized over the term of the senior notes due 2022 using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million, (substantially all of which was incurred in 2006 in connection with our separation from The Alberto-Culver Company (“Alberto-Culver”), and for general corporate purposes. In the fiscal year 2016, the Company redeemed in full the senior notes due 2019 at a redemption premium equal to 103.438% primarily with the net proceeds from the issuance of the 5.625% Senior Notes due 2025 (the “senior notes due 2025”), as further discussed below.

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

In the fiscal year 2016, the Issuers issued $750.0 million aggregate principal amount of their senior notes due 2025 at par. The Company used the net proceeds from this debt issuance (approximately $737.3 million), as well as existing cash balances, to redeem in full the senior notes due 2019, at a total redemption cost of $775.8 million, excluding accrued interest. In connection with our redemption of the senior notes due 2019, we recorded a loss on extinguishment of debt in the amount of approximately $33.3 million, including a redemption premium in the amount of approximately $25.8 million and unamortized deferred financing costs associated with the senior notes due 2019 of approximately $7.5 million.

As of December 31, 2016, the principal amount of long-term debt (excluding capitalized leases) is as follows (dollars in thousands):

	Principal Amount(a)	Maturity Dates	Interest Rates(b)
ABL facility	$—	July 2018	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR (c) plus (1.50% to 1.75%)
Senior notes due 2022	850,000	June 2022	5.750%
Senior notes due 2023	200,000	Nov. 2023	5.500%
Senior notes due 2025	750,000	Dec. 2025	5.625%
Total	$1,800,000

(a) Amounts reported above do not reflect unamortized premium of $5.3 million related to notes with an aggregate principal amount of $150.0 million of the senior notes due 2022 or unamortized debt issuance costs in the aggregate amount of $22.9 million, at December 31, 2016.

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

The ABL facility and the indentures governing the senior notes due 2022, 2023 and 2025 contain other covenants regarding restrictions on asset dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of December 31, 2016, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, the Company’s Secured Leverage Ratio exceeds 4.0 to 1.0. At December 31, 2016, the Company’s Secured Leverage Ratio was less than 0.1 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed 12 fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part, at any time without penalty or premium.

The indentures governing the Senior Notes contain terms which restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At December 31, 2016, the Company’s Consolidated Coverage Ratio was approximately 6.1 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the Senior Notes also restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006 (for the senior notes due 2022 and the senior notes due 2023) or since October 1, 2015 (for the senior notes due 2025), plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes plus (v) $350 million (for the senior notes due 2025). Further, in addition to certain other baskets, the indentures permit the Company to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, the Company’s Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At December 31, 2016, the Company’s Consolidated Total Leverage Ratio was approximately 2.7 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility also restricts the making of Restricted Payments. More specifically, under the ABL facility, Sally Holdings may make Restricted Payments if availability under the ABL facility equals or exceeds certain thresholds, and no default then exists under the facility. For Restricted Payments up to $30.0 million during each fiscal year, borrowing availability must equal or exceed the lesser of $75.0 million or 15% of the borrowing base for 45 days prior to such Restricted Payment. For Restricted Payments in excess of that amount, borrowing availability must equal or exceed the lesser of $100.0 million or 20% of the borrowing base for 45 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio (as defined below) must equal or exceed 1.1 to 1.0. Further, if borrowing availability equals or exceeds the lesser of $150.0 million or 30% of the borrowing base, Restricted Payments are not limited by the Consolidated Fixed Charge Coverage Ratio test. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). In addition, during any period that borrowing availability under the ABL facility is less than the greater of $40.0 million or 10% of the borrowing base, the level of the Consolidated Fixed Charge Coverage Ratio that the Company must satisfy is 1.0 to 1.0. As of December 31, 2016, the Consolidated Fixed Charge Coverage Ratio was approximately 3.4 to 1.0.

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

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Further, our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. Please see “Risk Factors—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Capital Requirements

During the three months ended December 31, 2016, capital expenditures were approximately $25.9 million, including amounts incurred but not paid at December 31, 2016 (approximately $1.7 million). For fiscal year 2017, we anticipate capital expenditures in the range of approximately $115.0 million to $120.0 million, excluding acquisitions. These capital expenditures will primarily fund (a) the addition of new stores, (b) the remodel, expansion or relocation of existing stores, (c) upgrades to our distribution centers in the U.S., as well as (d) certain corporate projects in the ordinary course of our business, including ongoing technology upgrades.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2016.

Off-Balance Sheet Financing Arrangements

At December 31, 2016 and September 30, 2016, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, and outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $20.0 million and $21.6 million at December 31, 2016 and September 30, 2016, respectively.

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

Our critical accounting estimates, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, include the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, assessment of long-lived assets and intangible assets for impairment and share-based payments. There have been no material changes to our critical accounting estimates or assumptions since September 30, 2016.

Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

The Company has not yet adopted and is currently assessing the potential effect of the following pronouncements on its consolidated financial statements:

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Income Taxes (“ASU 2015-17”) which aims to simplify the classification of deferred taxes on the balance sheet. More specifically, ASU 2015-17 will require that all deferred tax assets and liabilities, and any related valuation allowance, be reported as noncurrent in a classified balance sheet. The new guidance will replace the existing practice of reporting deferred taxes for each tax jurisdiction (or taxing component of a jurisdiction) as (a) a net current asset or liability and (b) a net noncurrent asset or liability. The new guidance does not change the existing requirement that only permits offsetting assets and liabilities within the same jurisdiction. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company has completed a preliminary assessment of the potential impact of adopting ASU 2015-17 on its financial statements. At December 31, 2016, the adoption of ASU 2015-17 would have resulted in a decrease in current assets of $40.0 million and a decrease in current liabilities of $1.4 million. In addition, the adoption would have resulted in an increase in noncurrent assets of $3.0 million and a decrease in noncurrent liabilities of $35.6 million. At December 31, 2016, the Company has not made a decision to early adopt ASU 2015-17. The when-adopted impact of this new standard on the Company’s financial statements may materially differ from these preliminary estimates, including as a result of changes in tax rates resulting from the enactment of tax legislation in the future.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the current guidance. The lease liability will be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset will be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance will further require that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under current rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has completed a preliminary assessment of the potential impact of adopting ASU 2016-02 on its financial statements. As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, adoption of ASU 2016-02 would have resulted in recognition of a right-of-use asset in the estimated amount of approximately $600.0 million and a lease liability for a similar amount in the Company’s consolidated balance sheet as of September 30, 2016. The Company does not believe adoption of ASU 2016-02 will have a material impact on the Company’s results of operations. At December 31, 2016, the Company has not made a decision to early adopt ASU 2016-02. The amount of the right-of-use asset and the lease liability ultimately recognized by the Company may materially differ from this preliminary estimate, including as a result of future organic growth in our business and potential acquisitions.

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

In addition, the Company has not yet adopted the following recent accounting pronouncements and does not believe, based on its preliminary assessment, that their adoption will have a material effect on its consolidated financial position and results of operations:

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01, which must be applied prospectively, provides a narrower framework to be used to determine if a set of assets and activities constitutes a business than under current guidance and is generally expected to result in greater consistency in the application of ASC Topic 805, Business Combinations. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted under certain conditions.

Accounting Changes

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. This pronouncement provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. The new standard permits the use of either the prospective or retrospective transition method. As required, the Company adopted the provisions of ASU No. 2015-05, prospectively, in the first quarter of its fiscal year ending September 30, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) which eliminates the prior requirement to recognize measurement-period adjustments to provisional amounts retrospectively. Instead, ASU 2015-16 requires the acquirer to recognize measurement-period adjustments, as well as the impact on earnings of changes in depreciation, amortization and similar items (if any) resulting from the change to the provisional amounts, in the period when the amount of each measurement-period adjustment is determined. As required, the Company adopted the provisions of ASU 2015-16 in the first quarter of its fiscal year ending September 30, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain European subsidiaries of the Company. The recent vote by Britain to leave the European Union and related or other disruptive events in the European Union could result in increased foreign currency fluctuation, including fluctuation in currencies in which we operate. For each of the fiscal years 2016, 2015 and 2014, less than 20% of our consolidated net sales were made in currencies other than the U.S. dollar. For the three months ended December 31, 2016, consolidated net sales are inclusive of an approximately $15.7 million net negative impact from changes in foreign currency exchange rates and other comprehensive income (loss) reflects approximately $18.7 million in foreign currency translation adjustments, net of tax. For the three months ended December 31, 2016, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.7% in the three months ended December 31, 2016 and would have impacted our consolidated total assets by approximately 2.3% at December 31, 2016.

Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. As more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, the Company uses from time to time foreign exchange contracts to mitigate its remaining exposure to changes in foreign currency exchange rates. There have been no material changes to the aggregate notional amount of foreign exchange contracts held by the Company since September 30, 2016. At December 31, 2016, the aggregate net fair value of all foreign exchange contracts was $0.7 million, consisting of contracts in an asset position of approximately $0.8 million and contracts in a liability position of approximately $0.1 million.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net gains of $1.8 million and $1.0 million for the three months ended December 31, 2016 and 2015, respectively, in connection with all of the Company’s foreign currency derivatives instruments, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. There were no borrowing under the ABL facility outstanding at December 31, 2016 and the Company held no interest rate swaps or similar derivative instruments.

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

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at December 31, 2016.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2016, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in such Annual Report and herein are not the only risks facing our company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended December 31, 2016:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2016	607,512	$25.84	607,512	$549,432,437
November 1 through November 30, 2016	1,258,573	26.29	1,258,573	516,342,276
December 1 through December 31, 2016	679,505	26.75	679,505	498,166,210
Total this quarter	2,545,590	$26.31	2,545,590	$498,166,210

(1)          The table above does not include 8,558 shares of the Company’s common stock surrendered by grantees during the three months ended December 31, 2016 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

(2)          In August 2014, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock over an approximate three-year period expiring on September 30, 2017.

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

(a)         Not applicable

(b)         Not applicable

Item 6. Exhibits.

Exhibit No.	Description
3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Sixth Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated July 30, 2015, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 6, 2015

10.1

Form of Severance Agreement between each of Matthew Haltom and the Company effective as of November 5, 2012, Christian A. Brickman and the Company effective as of June 2, 2014, Mark G. Spinks and the Company effective July 31, 2015; Sharon Leite and the Company effective February 1, 2016 and Donald T. Grimes and the Company effective as of December 12, 2016, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 5, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Christian A. Brickman*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Donald T. Grimes*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Donald T. Grimes*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date:	February 2, 2017

By:	/s/ Donald T. Grimes
Donald T. Grimes
Senior Vice President, Chief Financial Officer
and Chief Operations Officer
For the Registrant and as its Principal Financial Officer