Form 10-Q
period 2017-03-31
Sally Beauty Holdings, Inc.
filed 2017-05-04
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

As of April 28, 2017, there were 137,436,424 shares of the issuer’s common stock outstanding.

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

Readers are cautioned not to place undue reliance on forward-looking statements, as such statements speak only as of the date they were made. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks and uncertainties related to:

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

•                  our ability to manage the effects of our cost-reduction plans on our employees and other operations costs;

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

•                  the success of our ecommerce businesses;

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

•                  the volume of traffic to our stores;

•                  the impact of economic health upon our business;

•                  the challenges of conducting business outside the United States;

•                  the impact of Britain’s recent decision to leave the European Union and related or other disruptive events in the United Kingdom, the European Union or other geographies in which we conduct business;

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

•                  changes in interest rates increasing the cost of servicing or refinancing our debt; and

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following consolidated balance sheets as of March 31, 2017 and September 30, 2016, the consolidated statements of earnings and consolidated statements of comprehensive income for the three and six months ended March 31, 2017 and 2016, and consolidated statements of cash flows for the six months ended March 31, 2017 and 2016 are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales	$966,470	$980,067	$1,966,080	$1,978,099
Cost of products sold and distribution expenses	478,364	492,593	986,266	996,576
Gross profit	488,106	487,474	979,814	981,523
Selling, general and administrative expenses	331,979	341,311	679,392	681,039
Depreciation and amortization	27,878	23,705	54,716	47,091
Restructuring charges	9,211	—	9,211	—
Operating earnings	119,038	122,458	236,495	253,393
Interest expense	26,848	26,971	53,646	90,914
Earnings before provision for income taxes	92,190	95,487	182,849	162,479
Provision for income taxes	35,198	35,328	70,031	60,077
Net earnings	$56,992	$60,159	$112,818	$102,402

Earnings per share:
Basic	$0.41	$0.41	$0.79	$0.69
Diluted	$0.40	$0.41	$0.79	$0.68

Weighted average shares:
Basic	140,549	146,447	142,107	148,628
Diluted	141,325	148,360	143,047	150,353

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net earnings	$56,992	$60,159	$112,818	$102,402
Other comprehensive income (loss):
Foreign currency translation adjustments	8,026	8,149	(10,642)	(2,072)
Total other comprehensive income (loss), before tax	8,026	8,149	(10,642)	(2,072)
Income taxes related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	8,026	8,149	(10,642)	(2,072)
Total comprehensive income	$65,018	$68,308	$102,176	$100,330

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value data)

	March 31, 2017	September 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,119	$86,622
Trade accounts receivable, less allowance for doubtful accounts of $1,247 at March 31, 2017 and $1,407 at September 30, 2016	44,801	46,942
Accounts receivable, other	33,878	37,041
Inventory	917,291	907,337
Other current assets	41,551	54,861
Deferred income tax assets	39,897	40,024
Total current assets	1,126,537	1,172,827
Property and equipment, net of accumulated depreciation of $506,906 at March 31, 2017 and $467,865 at September 30, 2016	316,790	319,558
Goodwill	528,993	532,714
Intangible assets, excluding goodwill, net of accumulated amortization of $116,749 at March 31, 2017 and $110,713 at September 30, 2016	84,874	92,963
Other assets	13,593	14,001
Total assets	$2,070,787	$2,132,063

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$6,194	$716
Accounts payable	272,283	271,376
Accrued liabilities	187,408	214,584
Income taxes payable	3,099	1,989
Total current liabilities	468,984	488,665
Long-term debt	1,784,026	1,783,294
Other liabilities	17,838	21,614
Deferred income tax liabilities, net	120,530	114,656
Total liabilities	2,391,378	2,408,229
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 138,843 and 144,842 shares issued and 138,594 and 144,571 shares outstanding at March 31, 2017 and September 30, 2016, respectively	1,386	1,446
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(211,284)	(177,561)
Accumulated other comprehensive loss, net of tax	(110,693)	(100,051)
Total stockholders’ deficit	(320,591)	(276,166)
Total liabilities and stockholders’ deficit	$2,070,787	$2,132,063

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net earnings	$112,818	$102,402
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,716	47,091
Share-based compensation expense	6,212	7,173
Amortization of deferred financing costs	1,577	1,679
Excess tax (benefit) shortfall from share-based compensation	351	(1,029)
Loss on extinguishment of debt	—	33,296
Deferred income taxes	4,321	14,441
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	1,376	2,172
Accounts receivable, other	2,898	7,769
Inventory	(14,805)	(17,048)
Other current assets	13,262	(2,856)
Other assets	(427)	(176)
Accounts payable and accrued liabilities	(21,656)	19,812
Income taxes payable	2,503	(352)
Other liabilities	(3,652)	(2,166)
Net cash provided by operating activities	159,494	212,208
Cash Flows from Investing Activities:
Capital expenditures	(49,341)	(73,650)
Proceeds from disposal of property and equipment	21	1,740
Acquisitions, net of cash acquired	—	(2,250)
Net cash used by investing activities	(49,320)	(74,160)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	136,000	912,000
Repayments of long-term debt	(130,844)	(938,154)
Repurchases of common stock	(168,880)	(162,367)
Debt issuance costs	—	(12,748)
Proceeds from exercises of stock options	16,683	10,731
Excess tax benefit (shortfall) from share-based compensation	(351)	1,029
Net cash used by financing activities	(147,392)	(189,509)
Effect of foreign exchange rate changes on cash and cash equivalents	(285)	(29)
Net decrease in cash and cash equivalents	(37,503)	(51,490)
Cash and cash equivalents, beginning of period	86,622	140,038
Cash and cash equivalents, end of period	$49,119	$88,548

Supplemental Cash Flow Information:
Interest paid (a)	$51,987	$87,201
Income taxes paid	$50,495	$47,776
Capital expenditures incurred but not paid	$1,301	$3,520

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or “the Company”) sell professional beauty products and supplies through its Sally Beauty Supply retail store and online operations in the U.S., Puerto Rico, Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. In addition, the Company distributes professional beauty products and supplies to salons and salon professionals through its Beauty Systems Group (“BSG”) professional-only store and online operations and through a commissioned direct sales force that services salons in the U.S. and Canada, and to franchisees in the southern and southwestern regions of the U.S. and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). A significant number of the Company’s products are available through a number of Sally Beauty Supply and BSG-operated websites. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Basis of Presentation

The accompanying consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2017 and September 30, 2016, its consolidated results of operations for the three and six months ended March 31, 2017 and 2016, and its consolidated cash flows for the six months ended March 31, 2017 and 2016.

Certain amounts for the prior fiscal periods have been reclassified to conform to the current fiscal period presentation.

All references in these notes to “management” are to the management of Sally Beauty.

2.   Significant Accounting Policies

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The Company adheres to the same accounting policies in the preparation of its interim financial statements as it adheres to in the preparation of its full-year financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full-year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the current guidance. Under the new guidance, the lease liability will be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset will be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance will further require that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under current rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, intended to simplify various aspects of how share-based payments are recorded and presented on the financial statements. For example, the new guidance will require that all the income tax effect related to share-based payments be recorded in income tax expense. The new guidance further removes the current requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. In addition, the new standard will require that excess tax benefits and shortfalls from share-based compensation awards be reported in operating activities in the statement of cash flows. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

In addition, the Company has not yet adopted the following recent accounting pronouncement and does not believe, based on the Company’s preliminary assessment, that its adoption will have a material effect on its consolidated financial statements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services. The new standard must be adopted using either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 must be applied prospectively and provides a narrower framework to be used to determine if a set of assets and activities constitutes a business compared to the framework under the prior guidance and is generally expected to result in greater consistency in the application of ASC Topic 805, Business Combinations. As permitted, the Company adopted ASU 2017-01 in the second quarter of its fiscal year ending September 30, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates step two of the two-step quantitative goodwill impairment test. ASU 2017-04 applies to an entity that elects to use the quantitative method to test goodwill for impairment, but ASU 2017-04 does not eliminate the option to use instead the qualitative method to test goodwill for impairment. Step two of the quantitative

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

impairment test guidance measures the amount of impairment loss and is performed when an entity concludes, as a result of performing step one of the quantitative test, that potential impairment exists. As permitted, the Company adopted ASU 2017-04 in the second quarter of its fiscal year ending September 30, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

4.   Fair Value Measurements

The Company’s financial instruments consist of cash equivalents, if any, trade and other accounts receivable, accounts payable, foreign currency derivative instruments and debt. The carrying amounts of cash equivalents, if any, trade and other accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

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

Consistent with the hierarchy contained in ASC 820, the Company categorized certain of its financial assets and liabilities as follows at March 31, 2017 and September 30, 2016 (in thousands):

	As of March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (a)	$460	$—	$460	$—
Total assets	$460	$—	$460	$—

Liabilities
Long-term debt (b)	$1,831,934	$1,824,750	$7,184	$—
Foreign exchange contracts (a)	2,486	—	2,486	—
Total liabilities	$1,834,420	$1,824,750	$9,670	$—

	As of September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (a)	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities
Long-term debt (b)	$1,899,748	$1,897,625	$2,123	$—
Foreign exchange contracts (a)	272	—	272	—
Total liabilities	$1,900,020	$1,897,625	$2,395	$—

(a)         Foreign exchange contracts (including foreign currency forwards) are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market foreign currency exchange rates. Please see Note 11 for more information about the Company’s foreign exchange contracts.

(b)         Long-term debt (including current maturities and borrowings under the ABL facility, if any) is carried in the Company’s consolidated financial statements at amortized cost of $1,812.3 million at March 31, 2017 and $1,807.7 million at September 30, 2016, less unamortized debt issuance costs of $22.1 million at March 31, 2017 and $23.7 million at September 30, 2016. The Company’s senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 10 for more information about the Company’s debt.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

5.   Accumulated Stockholders’ Deficit

In August 2014, the Company announced that its Board of Directors approved a share repurchase program authorizing it to repurchase up to $1.0 billion of its common stock over an approximate three-year period expiring on September 30, 2017 (the “2014 Share Repurchase Program”). During the six months ended March 31, 2017 and 2016, the Company repurchased and subsequently retired approximately 6.9 million and 6.2 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $168.9 million and $162.4 million, respectively. The Company funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to the Company recording such repurchases, the Company recorded the excess in accumulated deficit.

At March 31, 2017 and September 30, 2016, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $110.7 million and $100.1 million, respectively, net of income taxes of $2.3 million at both dates. Comprehensive income (loss) reflects changes in accumulated stockholders’ deficit from sources other than transactions with stockholders and, as such, includes net earnings and certain other specified components. Currently, the Company’s only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

6.   Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly, but includes the potential dilution from the exercise of all outstanding stock options and stock awards, except when the effect would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net earnings	$56,992	$60,159	$112,818	$102,402
Weighted average basic shares	140,549	146,447	142,107	148,628
Dilutive securities:
Stock option and stock award programs	776	1,913	940	1,725
Weighted average diluted shares	141,325	148,360	143,047	150,353
Earnings per share:
Basic	$0.41	$0.41	$0.79	$0.69
Diluted	$0.40	$0.41	$0.79	$0.68

At March 31, 2017 and 2016, options to purchase 5,063,081 shares and 66,573 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively, since these options were anti-dilutive. At March 31, 2017 and 2016, options to purchase 3,306,460 shares and 1,240,603 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share for the six months ended March 31, 2017 and 2016, respectively, since these options were anti-dilutive. An anti-dilutive option is an option that is: (a) out-of-the-money (an option with an exercise price which is greater than the average price per share of the Company’s common stock during the period), or (b) in-the-money (an option with an exercise price which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such option, exceeds the average price per share for the Company’s common stock during the period.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

7.   Share-Based Payments

The Company from time to time may grant, subject to approval by the Company’s Board of Directors, performance-based awards and service-based awards to its employees under the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the “2010 Plan”), a stockholder-approved share-based compensation plan that allows for the issuance of up to 29.8 million shares of the Company’s common stock. The following table presents the total compensation cost charged against income and included in selling, general and administrative expenses for all share-based compensation arrangements, and the related tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Share-based compensation expense	$2,398	$2,985	$6,212	$7,173
Income tax benefit related to share-based compensation expense	$887	$1,118	$2,326	$2,707

Performance-Based Awards

The Company from time to time grants performance-based restricted stock units (“performance units”) pursuant to the 2010 Plan. The Company’s performance units represent unsecured obligations of the Company to issue shares of its common stock. The number of shares, if any, which will be issued in connection with these awards, is contingent upon both (a) employee service conditions and (b) the Company’s level of achievement with respect to specified performance targets over a specified period of time. The Company measures the cost of services received from employees in exchange for an award of performance units based on the fair value of the award on the date of grant and it recognizes expense over the requisite service period (generally three years). The fair value of a performance unit is determined based on the closing market price of the Company’s common stock on the date of grant.

During the six months ended March 31, 2017 and 2016, the Company granted approximately 146,000 and 152,000 performance units (“target shares”), respectively, to its employees. Under the terms of these awards, a grantee may earn from 0% to 200% of his or her target shares, with the ultimate number of units earned upon settlement (and expense recognized) dependent on the Company’s level of achievement with respect to certain specified cumulative performance targets during the three-year period specified in each award (the “performance period”) and satisfaction of the employee service condition. Periodic expense for performance unit awards, which is estimated quarterly, is based on the Company’s projected performance during the performance period compared to the performance targets contained in the award. As such, for the six months ended March 31, 2017 and 2016, the Company has estimated and recognized compensation expense for each award based on the percentage of the performance targets that the Company deems probable of achievement. The Company’s assessment of the compensation expense, if any, to be ultimately recognized in connection with its performance unit awards is based on currently available information. The compensation expense, if any, ultimately recognized may be significantly different from such estimates. To date, the Company has only granted performance units subject to the Company’s achievement of two performance targets: consolidated sales growth (as defined in the award documents) and return on invested capital (as defined in the award documents), in addition to service conditions.

The following table presents a summary of the activity for the Company’s performance unit awards for the six months ended March 31, 2017:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2016	132	$23.45	2.0
Granted	146	25.53
Vested	—	—
Forfeited	(44)	24.30
Unvested at March 31, 2017	234	$24.59	2.0

The maximum compensation expense to be potentially recognized in connection with all outstanding performance unit awards is approximately $11.5 million, including $1.4 million of cumulative expense recognized prior to March 31, 2017.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Service-Based Awards

The Company measures the cost of services received from employees and directors in exchange for a service-based award of equity instruments based on the fair value of the award on the date of grant, and recognizes compensation expense on a straight-line basis over the vesting period or over the period ending on the date a recipient becomes eligible for retirement, if earlier, in connection with employees eligible to continue vesting awards upon retirement (“retirement-eligible employees”) under the provisions of the 2010 Plan.

Stock Option Awards

The Company granted approximately 1.5 million service-based stock options to employees during both the six months ended March 31, 2017 and the six months ended March 31, 2016. Upon issuance of such grants, the Company recognized accelerated share-based compensation expense of $1.1 million and $1.3 million in the three months ended March 31, 2017 and 2016, respectively, in connection with retirement-eligible employees. Each option has an exercise price equal to the closing market price of the Company’s common stock on the date of grant and has a maximum term of 10 years. Options generally vest ratably over a three or four year period and are generally subject to forfeiture if employment terminates prior to completion of the vesting period, subject to certain retirement provisions contained in the 2010 Plan.

The following table presents a summary of the activity for the Company’s service-based stock option awards for the six months ended March 31, 2017:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2016	5,584	$22.95	6.1	$19,615
Granted	1,457	25.60
Exercised	(892)	18.70
Forfeited or expired	(332)	25.90
Outstanding at March 31, 2017	5,817	$24.10	6.3	$5,074

Exercisable at March 31, 2017	2,894	$22.50	4.7	$5,074

The following table summarizes additional information about service-based stock options outstanding at March 31, 2017 under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number of Options Exercisable (in Thousands)	Weighted Average Exercise Price
$5.24 – 19.99	754	3.2	$13.71	754	$13.71
$20.00 – 24.99	1,757	6.5	23.46	1,008	23.47
$25.00 – 31.58	3,306	6.9	26.80	1,132	27.48
Total	5,817	6.3	$24.10	2,894	$22.50

The Company uses the Black-Scholes option pricing model to value the Company’s stock options for each stock option award. Using the Black-Scholes model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards is expensed on a straight-line basis over the vesting period (generally three or four years) of the stock options or over a period ending on the date a recipient becomes retirement-eligible, if earlier.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The weighted average assumptions relating to the valuation of the Company’s stock options are as follows:

	Six months ended March 31,
	2017	2016
Expected life (in years)	5.0	5.0
Expected volatility for the Company’s common stock	25.3%	27.2%
Risk-free interest rate	1.3%	1.5%
Dividend yield	0.0%	0.0%

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

The weighted average fair value at the date of grant of the stock options issued by the Company in the six months ended March 31, 2017 and 2016 was $6.37 and $6.32 per option, respectively. The aggregate intrinsic value of options exercised during the six months ended March 31, 2017 was $7.2 million. The cash proceeds from these option exercises were $16.7 million and the tax benefit realized from these option exercises was $2.8 million.

At March 31, 2017, unrecognized compensation expense related to unvested stock option awards is approximately $11.5 million and is expected to be recognized over the weighted average period of 2.0 years.

Restricted Stock Awards

The Company granted approximately 22,000 and 40,000 service-based restricted share awards to its employees during the six months ended March 31, 2017 and 2016, respectively. A restricted stock award is an award of shares of the Company’s common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer), the restrictions over which lapse ratably over a specified period of time (generally three to five years). Restricted stock awards are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions of the 2010 Plan.

The fair value of the Company’s restricted stock awards is expensed on a straight-line basis over the period (generally three to five years) in which the restrictions on these stock awards lapse (“vesting”) or over the period ending on the date a recipient becomes retirement-eligible, if earlier. The fair value of a service-based restricted stock award is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s service-based restricted stock awards for the six months ended March 31, 2017:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2016	271	$26.80	1.9
Granted	22	26.33
Vested	(31)	23.52
Forfeited	(13)	27.77
Unvested at March 31, 2017	249	$27.11	1.6

At March 31, 2017, unrecognized compensation expense related to unvested restricted stock awards is approximately $2.3 million and is expected to be recognized over the weighted average period of 1.6 years.

Restricted Stock Units

The Company from time to time grants service-based restricted stock unit (“RSU” or “RSUs”) awards, which generally vest within one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted service-based RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of the Company’s common stock. Unless forfeited prior to the vesting date, RSUs are converted into shares of the Company’s common stock generally on the vesting date. An independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of common stock of the Company that would otherwise be issued to such director on the vesting date. RSUs granted prior to the fiscal year 2012 are generally retained by the Company as deferred stock units that are not settled until six months after the independent director’s service as a director terminates. RSUs are generally subject

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

to forfeiture if service terminates prior to the vesting of the units. Recipients have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle some or all of the vested deferred stock units with shares of the Company’s common stock or in cash.

The Company granted approximately 39,000 and 27,000 service-based RSUs to its non-employee directors during the six months ended March 31, 2017 and 2016, respectively. The Company expenses the cost of a service-based RSU, which is determined to be the fair value of the RSU at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s service-based RSUs for the six months ended March 31, 2017:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2016	—	$—	—
Granted	39	25.53
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2017	39	$25.53	0.5

At March 31, 2017, unrecognized compensation expense related to unvested RSUs is approximately $0.5 million and is expected to be recognized over the weighted average period of 0.5 years.

8.   Goodwill and Intangible Assets

During the three months ended March 31, 2017, the Company completed its annual assessment for impairment of goodwill. No impairment losses were recognized in the current or prior periods presented in connection with the Company’s goodwill.

During the three months ended March 31, 2017, the Company also completed its annual assessment for impairment of intangible assets, other than goodwill, including indefinite-lived intangible assets. There were no material impairment losses recognized in the current or prior periods presented in connection with the Company’s intangible assets.

For the three months ended March 31, 2017 and 2016, amortization expense was $3.2 million and $3.4 million, respectively, and, for both the six months ended March 31, 2017 and the six months ended March 31, 2016, amortization expense was $6.8 million.

9.   Commitments and Contingencies

During the fiscal year 2014, the Company disclosed that it had experienced a data security incident (the “2014 data security incident”). During the fiscal year 2015, the Company disclosed that it had experienced a second data security incident (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (“malware”) on our information technology systems, including our point-of-sale systems that the Company believes may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred to date in connection with the data security incidents include assessments by payment card networks, professional advisory fees and legal fees relating to investigating and remediating the data security incidents.

As of September 30, 2016, the Company had an aggregate accrued liability relating to the data security incidents of $15.6 million. During the six months ended March 31, 2017 and 2016, selling, general and administrative expenses reflect expenses of less than $0.1 million and $1.2 million, respectively, related to the data security incidents. In addition, during the three months ended March 31, 2017, the Company made payments against prior assessments by two payment card networks in connection with the data security incidents in the aggregate amount of $12.7 million. Accordingly, as of March 31, 2017, the Company had a remaining accrued liability relating to the data security incidents of $2.9 million. The Company’s estimated probable losses related to the claims made by the payment card networks in connection with the data security incidents are based on currently available information. Estimates related to these claims may continue to change as new information becomes available or circumstances change. Please see Note 15 for more information about the data security incidents.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The Company expects to incur additional costs and expenses related to the data security incidents in the future. These costs and expenses may result from potential additional liabilities to payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of March 31, 2017, the scope of these additional costs and expenses, or a range thereof, beyond amounts management has determined to be probable, cannot be reasonably estimated and, while the Company does not anticipate these additional costs and expenses or liabilities would have a material adverse impact on its business, financial condition and operating results, these additional costs and expenses could be significant.

10.   Short-term Borrowings and Long-term Debt

Please see Note 13 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for more information about the Company’s debt obligations. The Company, through its subsidiary (Sally Holdings LLC, hereafter “Sally Holdings”) has a $500 million, five-year asset-based senior secured loan facility (the “ABL facility”), including a $25.0 million Canadian sub-facility for its Canadian operations. The ABL facility matures in July 2018. At March 31, 2017, there were borrowings of $5.5 million outstanding under the ABL facility and the Company had $474.5 million available for borrowing under the ABL facility, including the Canadian sub-facility.

Details of long-term debt as of March 31, 2017 and September 30, 2016 are as follows (dollars in thousands):

	March 31, 2017	September 30, 2016	Interest Rates(a)
ABL facility(b)	$5,500	$—	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(b) plus (1.50% to 1.75%)
Senior notes due Jun. 2022	850,000	850,000	5.750%
Senior notes due Nov. 2023	200,000	200,000	5.500%
Senior notes due Dec. 2025	750,000	750,000	5.625%
Total	$1,805,500	$1,800,000
Plus: capital lease obligations	1,684	2,123
Less: unamortized debt issuance costs and premium, net(c)	16,964	18,113
Total debt	$1,790,220	$1,784,010
Less: current maturities	6,194	716
Total long-term debt	$1,784,026	$1,783,294

(a)         Interest rates shown represent the coupon or contractual rate or rates related to each debt instrument listed.

(b)         When used in this Quarterly Report, LIBOR means the London Interbank Offered Rate. At March 31, 2017 and September 30, 2016, unamortized debt issuance costs of $1.1 million and $1.6 million, respectively, related to the ABL facility are reported in other assets in the Company’s consolidated balance sheets.

(c)          Amounts are net of unamortized premium of $5.1 million and $5.6 million as of March 31, 2017 and September 30, 2016, respectively, related to notes with an aggregate principal amount of $150.0 million of the senior notes due June 2022.

Maturities of the Company’s long-term debt are as follows as of March 31, 2017 (in thousands):

Twelve months ending March 31:
2018-2022	$5,500
Thereafter	1,800,000
$1,805,500
Plus: capital lease obligations	1,684
Less: unamortized debt issuance costs and premium, net	16,964
Less: current maturities	6,194
Total long-term debt	$1,784,026

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

The Company uses foreign exchange contracts (including foreign currency forwards) as part of its overall economic risk management strategy to effectively fix the amount of certain foreign assets and obligations relative to its functional and reporting currency (the U.S. dollar) or relative to the functional currency of certain of its consolidated subsidiaries, or to add stability to cash flows resulting from its net investments (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. The Company’s foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. In connection with the remaining foreign currency risk, the Company uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows as a result of foreign currency market movements.

The Company from time to time has used interest rate swaps as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its debt obligations. At March 31, 2017, our exposure to interest rate fluctuations relates to interest payments, if any, under the ABL facility and the Company held no derivative instruments in connection therewith.

As of March 31, 2017, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

The Company may use from time to time derivative instruments designated as hedges to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate. However, at March 31, 2017, the Company did not purchase or hold any such derivatives.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps) not designated as hedges or that do not meet the requirements for hedge accounting to manage its exposure to foreign currency exchange rate or interest rate movements, as appropriate.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. As such, at March 31, 2017, the Company holds foreign currency forward contracts that enable it to sell approximately €8.0 million ($8.5 million, at the March 31, 2017 exchange rate) at a weighted average contractual EUR-USD exchange rate of 1.1267. The foreign currency forward contracts discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2017.

The Company also uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from purchases of merchandise, primarily from third-party suppliers, by the Company’s subsidiary in Mexico. Such subsidiary’s functional currency is the Mexican Peso. As such, at March 31, 2017, the Company holds foreign currency forward contracts that enables it to sell approximately MXN370.0 million ($19.8 million, at the March 31, 2017 exchange rate) at a weighted average contractual USD-MXN exchange rate of 21.7629. The foreign currency forward contracts discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forward contracts discussed in the preceding paragraph) and expire ratably through September 29, 2017.

In addition, the Company uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at March 31, 2017, the Company holds: (a) a foreign currency forward contract that enables it to sell approximately €6.5 million ($7.0 million, at the March 31, 2017 exchange rate) at a contractual EUR-USD exchange rate of 1.0732, (b) a foreign currency forward contract that enables it to sell approximately CAD7.3 million ($5.5 million, at the March 31, 2017 exchange rate) at a contractual USD-CAD exchange rate of

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.3305, (c) a foreign currency forward contract that enables it to buy approximately CAD3.5 million ($2.6 million, at the March 31, 2017 exchange rate) at a contractual USD-CAD exchange rate of 1.3291 and (d) a foreign currency forward contract that enables it to buy approximately £0.2 million ($0.3 million, at the March 31, 2017 exchange rate) at a contractual GBP-USD exchange rate of 1.2510. All the foreign currency forward contracts discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forward contracts discussed in the two preceding paragraphs) and expire on or before June 30, 2017.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses reflect a net loss of $2.4 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively, and, for the six months ended March 31, 2017 and March 31, 2016, a net loss of $0.6 million in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments.

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the Company’s consolidated balance sheets as of March 31, 2017 and September 30, 2016 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	March 31, 2017	September 30, 2016	Classification	March 31, 2017	September 30, 2016
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$460	$—	Accrued liabilities	$2,486	$272
		$460	$—		$2,486	$272

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the three months ended March 31, 2017 and 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging	(Loss) Recognized into	Three Months Ended March 31,
Instruments	Income	2017	2016
Foreign exchange contracts	Selling, general and administrative expenses	$(2,447)	$(1,640)

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the six months ended March 31, 2017 and 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

	Classification of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging	(Loss) Recognized into	Six Months Ended March 31,
Instruments	Income	2017	2016
Foreign exchange contracts	Selling, general and administrative expenses	$(632)	$(599)

Credit-risk-related Contingent Features

At March 31, 2017, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was $2.5 million. The Company was under no obligation to post and had not posted any collateral related to the derivative instruments in a liability position.

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

12.   Business Segments

The Company’s business is organized into two operating and reporting segments: (i) Sally Beauty Supply, a domestic and international chain of retail stores and a consumer-facing ecommerce website that offers professional beauty products and supplies to both retail customers and salon professionals primarily in North America, Puerto Rico, and parts of Europe and South America and (ii) Beauty Systems Group (“BSG”), including its franchise-based business Armstrong McCall, a full service distributor of beauty products and supplies that offers professional beauty products directly to salons and salon professionals through its professional-only stores, ecommerce websites and its own sales force in partially exclusive geographical territories primarily in North America.

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Sales between segments, which were eliminated in consolidation, were not material during the three and six months ended March 31, 2017 and 2016.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Segment data for the three and six months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016 (a)	2017	2016 (a)
Net sales:
Sally Beauty Supply	$575,994	$592,998	$1,165,853	$1,194,437
BSG	390,476	387,069	800,227	783,662
Total	$966,470	$980,067	$1,966,080	$1,978,099
Earnings before provision for income taxes:
Segment operating earnings:
Sally Beauty Supply	$96,839	$102,420	$189,365	$208,884
BSG	62,703	60,959	126,303	126,452
Segment operating earnings	159,542	163,379	315,668	335,336
Unallocated expenses (b)	(28,895)	(37,936)	(63,750)	(74,770)
Restructuring charges	(9,211)	—	(9,211)	—
Share-based compensation expense	(2,398)	(2,985)	(6,212)	(7,173)
Interest expense (c)	(26,848)	(26,971)	(53,646)	(90,914)
Earnings before provision for income taxes	$92,190	$95,487	$182,849	$162,479

(a)         Certain amounts for the prior fiscal periods have been reclassified to conform to the current fiscal period presentation, in connection with realignment of a business component from our BSG segment to our Sally Beauty Supply segment.

(b)         Unallocated expenses consist of corporate and shared costs.

(c)          For the six months ended March 31, 2016, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company’s December 2015 redemption of certain senior notes.

13.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2017 and September 30, 2016, the related condensed consolidating statements of earnings and comprehensive income for the three and six months ended March 31, 2017 and 2016, and the condensed consolidating statements of cash flows for the six months ended March 31, 2017 and 2016 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings LLC and Sally Capital Inc., or the “Issuers;” (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$13,431	$35,678	$—	$49,119
Trade and other accounts receivable, less allowance for doubtful accounts	—	—	53,317	25,362	—	78,679
Due from affiliates	—	—	2,109,731	—	(2,109,731)	—
Inventory	—	—	709,676	207,615	—	917,291
Other current assets	1,887	161	25,107	14,396	—	41,551
Deferred income tax assets	50		35,740	4,107	—	39,897
Property and equipment, net	20	—	237,216	79,554	—	316,790
Investment in subsidiaries	976,369	3,533,887	351,302	—	(4,861,558)	—
Goodwill and other intangible assets, net	—	—	474,028	139,839	—	613,867
Other assets	1,516	1,769	(8,111)	18,419	—	13,593
Total assets	$979,842	$3,535,827	$4,001,437	$524,970	$(6,971,289)	$2,070,787

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$87	$22	$218,661	$53,513	$—	$272,283
Due to affiliates	1,298,540	731,360	—	79,831	(2,109,731)	—
Accrued liabilities	308	37,904	118,296	30,900	—	187,408
Income taxes payable	1,673	1,620	—	(194)	—	3,099
Long-term debt	—	1,788,536	8	1,676	—	1,790,220
Other liabilities	—	—	14,244	3,594	—	17,838
Deferred income tax liabilities	(175)	16	116,341	4,348	—	120,530
Total liabilities	1,300,433	2,559,458	467,550	173,668	(2,109,731)	2,391,378
Total stockholders’ (deficit) equity	(320,591)	976,369	3,533,887	351,302	(4,861,558)	(320,591)
Total liabilities and stockholders’ (deficit) equity	$979,842	$3,535,827	$4,001,437	$524,970	$(6,971,289)	$2,070,787

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended March 31, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$798,631	$167,839	$—	$966,470
Related party sales	—	—	595	—	(595)	—
Cost of products sold and distribution expenses	—	—	391,398	87,561	(595)	478,364
Gross profit	—	—	407,828	80,278	—	488,106
Selling, general and administrative expenses	2,822	194	255,675	73,288	—	331,979
Depreciation and amortization	1	—	21,959	5,918	—	27,878
Restructuring charges	—	—	9,211	—	—	9,211
Operating earnings (loss)	(2,823)	(194)	120,983	1,072	—	119,038
Interest expense (income)	—	26,859	—	(11)	—	26,848
Earnings (loss) before provision for income taxes	(2,823)	(27,053)	120,983	1,083	—	92,190
Provision (benefit) for income taxes	(1,097)	(10,507)	45,799	1,003	—	35,198
Equity in earnings of subsidiaries, net of tax	58,718	75,264	80	—	(134,062)	—
Net earnings	56,992	58,718	75,264	80	(134,062)	56,992

Other comprehensive income, net of tax	—	—	—	8,026	—	8,026
Total comprehensive income (loss)	$56,992	$58,718	$75,264	$8,106	$(134,062)	$65,018

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended March 31, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$809,735	$170,332	$—	$980,067
Related party sales	—	—	615	—	(615)	—
Cost of products sold and distribution expenses	—	—	401,517	91,691	(615)	492,593
Gross profit	—	—	408,833	78,641	—	487,474
Selling, general and administrative expenses	2,849	103	268,880	69,479	—	341,311
Depreciation and amortization	1	—	18,003	5,701	—	23,705
Operating earnings (loss)	(2,850)	(103)	121,950	3,461	—	122,458
Interest expense	—	26,947	2	22	—	26,971
Earnings (loss) before provision for income taxes	(2,850)	(27,050)	121,948	3,439	—	95,487
Provision (benefit) for income taxes	(1,107)	(10,506)	45,059	1,882	—	35,328
Equity in earnings of subsidiaries, net of tax	61,902	78,446	1,557	—	(141,905)	—
Net earnings	60,159	61,902	78,446	1,557	(141,905)	60,159

Other comprehensive income, net of tax	—	—	—	8,149	—	8,149
Total comprehensive income (loss)	$60,159	$61,902	$78,446	$9,706	$(141,905)	$68,308

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Six Months Ended March 31, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$1,614,682	$351,398	$—	$1,966,080
Related party sales	—	—	1,343	—	(1,343)	—
Cost of products sold and distribution expenses	—	—	802,721	184,888	(1,343)	986,266
Gross profit	—	—	813,304	166,510	—	979,814
Selling, general and administrative expenses	5,370	331	531,340	142,351	—	679,392
Depreciation and amortization	2	—	43,018	11,696	—	54,716
Restructuring charges	—	—	9,211	—	—	9,211
Operating earnings (loss)	(5,372)	(331)	229,735	12,463	—	236,495
Interest expense (income)	—	53,608	(1)	39	—	53,646
Earnings (loss) before provision for income taxes	(5,372)	(53,939)	229,736	12,424	—	182,849
Provision (benefit) for income taxes	(2,087)	(20,950)	87,798	5,270	—	70,031
Equity in earnings of subsidiaries, net of tax	116,103	149,092	7,154	—	(272,349)	—
Net earnings	112,818	116,103	149,092	7,154	(272,349)	112,818

Other comprehensive income (loss), net of tax	—	—	—	(10,642)	—	(10,642)
Total comprehensive income (loss)	$112,818	$116,103	$149,092	$(3,488)	$(272,349)	$102,176

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended March 31, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$16,061	$(28,849)	$171,472	$810	$—	$159,494

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	(8)	—	(37,174)	(12,138)	—	(49,320)
Due from affiliates	—	—	(143,226)	—	143,226	—
Net cash used by investing activities	(8)	—	(180,400)	(12,138)	143,226	(49,320)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	136,000	—	—	—	136,000
Repayments of long-term debt	—	(130,500)	(9)	(335)	—	(130,844)
Repurchases of common stock	(168,880)	—	—	—	—	(168,880)
Proceeds from exercises of stock options	16,683	—	—	—	—	16,683
Due to affiliates	136,495	(5,013)	—	11,744	(143,226)	—
Excess tax benefit/shortfall from share-based compensation	(351)	—	—	—	—	(351)
Net cash (used) provided by financing activities	(16,053)	487	(9)	11,409	(143,226)	(147,392)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(285)	—	(285)
Net decrease in cash and cash equivalents	—	(28,362)	(8,937)	(204)	—	(37,503)
Cash and cash equivalents, beginning of period	—	28,372	22,368	35,882	—	86,622
Cash and cash equivalents, end of period	$—	$10	$13,431	$35,678	$—	$49,119

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended March 31, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$150,609	$(7,470)	$59,202	$9,867	$—	$212,208
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	(2)	—	(60,542)	(11,366)	—	(71,910)
Acquisitions, net of cash acquired	—	—	(2,250)	—	—	(2,250)
Net cash used by investing activities	(2)	—	(62,792)	(11,366)	—	(74,160)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	912,000	—	—	—	912,000
Repayments of long-term debt	—	(937,785)	(46)	(323)	—	(938,154)
Repurchases of common stock	(162,367)	—	—	—	—	(162,367)
Debt issuance costs	—	(12,748)	—	—	—	(12,748)
Proceeds from exercises of stock options	10,731	—	—	—	—	10,731
Excess tax benefit from share-based compensation	1,029	—	—	—	—	1,029
Net cash used by financing activities	(150,607)	(38,533)	(46)	(323)	—	(189,509)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(29)	—	(29)
Net decrease in cash and cash equivalents	—	(46,003)	(3,636)	(1,851)	—	(51,490)
Cash and cash equivalents, beginning of period	—	46,003	58,851	35,184	—	140,038
Cash and cash equivalents, end of period$	—	$—	$55,215	$33,333	$—	$88,548

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

14.   Restructuring Plan

In January 2017, the Company’s Board of Directors (the “Board”) approved a comprehensive restructuring plan (the “Restructuring Plan”) for the Company’s businesses that included a number of organizational efficiency initiatives and other cost reduction opportunities. The Restructuring Plan comprises the closure of four administrative offices in the U.S. and Canada, reductions in both salaried and hourly workforce and certain other cost reduction activities. The Company had initially estimated that it would incur total aggregate charges of approximately $12 million to $14 million in connection with the Restructuring Plan. On April 27, 2017, the Company expanded the restructuring initiatives contemplated by the Restructuring Plan and it now estimates that it will incur total aggregate charges of approximately $14 million to $16 million. The remaining costs of between approximately $5.0 million and $7.0 million relate to the planned facility closures and to other cost reduction activities, and are expected to be recognized during the second half of the Company’s fiscal year ending September 30, 2017. The remaining estimated costs are associated with Sally Beauty Supply (approximately $4.0 million) and BSG (approximately $3.0 million).

Certain information about the Restructuring Plan as of March 31, 2017 is as follows (in thousands):

Restructuring Activity	Liability at December 31, 2016	Expenses (1)	Cost Paid	Liability at March 31, 2017 (2)
Employee terminations	$—	$8,483	$6,322	$2,161
Facility closures	—	—	—	—
Other	—	728	240	488
Total	$—	$9,211	$6,562	$2,649

(1)         Expenses include costs incurred in connection with Sally Beauty Supply ($5.8 million), BSG ($2.6 million) and corporate ($0.8 million) activities.

(2)         Unpaid costs are included in Accrued liabilities in our Consolidated Balance Sheet at March 31, 2017.

15.   Subsequent Event

In April 2017, the Company entered into agreements pursuant to which all existing claims and assessments by certain payment card networks were settled.

The Company expects to incur additional costs and expenses related to the data security incidents in the future, including assessments by other payment card networks, and will assess any additional potential losses in connection with the data security incidents as new information becomes available or circumstances change.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as the Risk Factors section contained in that Annual Report and information contained elsewhere in this Quarterly Report, including the consolidated interim financial statements and condensed notes to those financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights for the Three Months Ended March 31, 2017:

•                  Our consolidated net sales for the three months ended March 31, 2017, decreased by $13.6 million, or 1.4%, to $966.5 million compared to $980.1 million for the three months ended March 31, 2016;

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, decreased 2.0% for the three months ended March 31, 2017, compared to an increase of 4.0% for the three months ended March 31, 2016;

•                  Our consolidated gross profit for the three months ended March 31, 2017, increased by $0.6 million, or 0.1%, to $488.1 million compared to $487.5 million for the three months ended March 31, 2016. As a percentage of net sales, gross profit increased by 80 basis points to 50.5% for the three months ended March 31, 2017, compared to 49.7% for the three months ended March 31, 2016;

•                  Our consolidated operating earnings for the three months ended March 31, 2017, decreased by $3.4 million, or 2.8%, to $119.0 million compared to $122.5 million for the three months ended March 31, 2016. As a percentage of net sales, operating earnings decreased by 20 basis points to 12.3% for the three months ended March 31, 2017, compared to 12.5% for the three months ended March 31, 2016;

•                  Our consolidated net earnings decreased by $3.2 million, or 5.3%, to $57.0 million for the three months ended March 31, 2017, compared to $60.2 million for the three months ended March 31, 2016. As a percentage of net sales, net earnings decreased by 20 basis points to 5.9% for the three months ended March 31, 2017, compared to 6.1% for the three months ended March 31, 2016;

•                  Our diluted earnings per share for the three months ended March 31, 2017, were $0.40 compared to $0.41 for the three months ended March 31, 2016;

•                  Cash provided by operations was $69.0 million for the three months ended March 31, 2017, compared to $143.1 million for the three months ended March 31, 2016;

•                  During the three months ended March 31, 2017, we incurred approximately $9.2 million, primarily in cash, in expenses, including severance and related costs of $8.5 million, in connection with the comprehensive restructuring plan announced earlier this year; and

•                  During the three months ended March 31, 2017, we repurchased and subsequently retired approximately 4.4 million shares of our common stock under the share repurchase program approved by the Company’s Board of Directors (the “Board”) in August 2014, at an aggregate cost of approximately $101.9 million.

Overview

Description of Business

As of March 31, 2017, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, (“BSG”). We believe that the Company is the largest open-line distributor of professional beauty products and supplies in the U.S. based on store count. As of March 31, 2017, through Sally Beauty Supply and BSG, we had a multi-channel platform of 5,002 company-operated stores and supplied 182 franchised stores in North America and select South American and European countries. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty products and supplies, including hair color products, hair care products, styling tools, skin and nail care products and other beauty items. Our Sally Beauty stores service retail consumers and salon professionals, while BSG services exclusively salons and salon professionals. For the six months ended March 31, 2017, our consolidated net sales and operating earnings were $1,966.1 million and $236.5 million, respectively.

As of March 31, 2017, Sally Beauty Supply operated 3,820 company-operated retail stores (generally, under the Sally Beauty banner), 2,936 of which are located in the U.S., with the remaining 884 company-operated stores located in Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain, and also operated a consumer-facing ecommerce website. Sally Beauty Supply also supplied 18 franchised stores located in the United Kingdom,

Ireland, Belgium and France. In the U.S. and Canada, our Sally Beauty stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty stores carry an extensive selection of professional beauty products and supplies for both retail customers and salon professionals, featuring an average of 8,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and styling tools. Our Sally Beauty stores carry leading third-party brands, such as Clairol®, CHI®, China Glaze®, OPI® and Conair®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for Sally Beauty Supply outside the U.S. and Canada vary by marketplace. For the six months ended March 31, 2017, Sally Beauty Supply’s net sales and segment operating earnings were $1,165.9 million and $189.4 million, representing 59% and 60%, respectively, of our consolidated net sales and consolidated operating earnings before unallocated corporate expenses, restructuring charges and share-based compensation expense.

We believe that BSG is the largest full-service distributor of professional beauty products and supplies in North America, servicing exclusively salons and salon professionals. As of March 31, 2017, BSG had 1,182 company-operated stores, supplied 164 franchised stores and operated several ecommerce websites selling exclusively to salons and salon professionals in the U.S., Canada and Mexico. In addition, BSG had a sales force of approximately 849 professional distributor sales consultants selling exclusively to salons and salon professionals in the U.S. and Canada. Company-operated BSG stores, which operate primarily under the CosmoProf banner, average approximately 2,600 square feet in size and are located primarily in secondary strip shopping centers. BSG stores, with an average of 9,500 SKUs per location, offer a comprehensive selection of beauty products that include hair color and care, skin and nail care, beauty sundries and styling tools. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon industry. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Matrix®, Schwarzkopf®, Kenra®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by salons to retail consumers. BSG is also the exclusive source for certain well-known third-party branded products pursuant to exclusive distribution agreements with certain suppliers within specified geographic territories. For the six months ended March 31, 2017, BSG’s net sales and segment operating earnings were $800.2 million and $126.3 million, representing 41% and 40%, respectively, of our consolidated net sales and consolidated operating earnings before unallocated corporate expenses, restructuring charges and share-based compensation expense.

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

Share Repurchase Program

In August 2014, the Company announced that the Board had approved a share repurchase program authorizing it to repurchase up to $1.0 billion of its common stock over an approximate three-year period expiring on September 30, 2017 (the “2014 Share Repurchase Program”).

During the three months ended March 31, 2017 and 2016, the Company repurchased and subsequently retired approximately 4.4 million shares and 3.8 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $101.9 million and $100.0 million, respectively, and, during the six months ended March 31, 2017 and 2016, the Company repurchased and subsequently retired approximately 6.9 million shares and 6.2 million shares at a cost of $168.9 million and $162.4 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by accounting principles generally accepted in the United States (“GAAP”), to the extent that the share repurchase amounts exceeded the balance of additional paid-in capital prior to such repurchases, we recorded the excess in accumulated deficit.

As of March 31, 2017, the Company had approximately $396.2 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II — Other Information, of this Quarterly Report for additional information about the Company’s share repurchases.

Restructuring Plan

On January 26, 2017, the Board approved a comprehensive restructuring plan (the “Restructuring Plan”) for the Company’s businesses that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities. The Company had estimated that it would incur total aggregate charges of approximately $12.0 million to $14.0 million from the Restructuring Plan. During the three and six months ended March 31, 2017, the Company incurred restructuring charges of approximately $9.2 million, primarily in cash, in connection with the Restructuring Plan, including severance and related expenses of approximately $8.5 million. On April 27, 2017, the Company expanded the restructuring initiatives contemplated by the Restructuring Plan and the Company now estimates that it will incur total aggregate charges of approximately $14 million to $16 million. The remaining costs of between approximately $5 million and $7 million from the Restructuring Plan are expected to be recognized during the second half of the Company’s fiscal year ending September 30, 2017. The annualized pre-tax benefit of the restructuring initiatives is now estimated to be between $19.0 million and $21.0 million in future fiscal years, with benefits estimated in the range of $11.0 million and $12.0 million realized in fiscal year 2017.

Data Security Incidents

During the fiscal year 2014, the Company disclosed that it had experienced a data security incident (the “2014 data security incident”). During the fiscal year 2015, the Company disclosed that it had experienced a second data security incident (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (“malware”) on our information technology systems, including our point-of-sale systems that we believe may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred to date in connection with the data security incidents include assessments by payment card networks, professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents.

As of September 30, 2016, the Company had an aggregate accrued liability relating to the data security incidents of $15.6 million. During the six months ended March 31, 2017 and 2016, selling, general and administrative expenses reflect expenses of less than $0.1 million and $1.2 million, respectively, consisting of expenses related to the data security incidents. In addition, during the three months ended March 31, 2017, the Company made payments against prior assessments by two payment card networks in connection with the data security incidents in the aggregate amount of $12.7 million. In April 2017, the Company entered into agreements pursuant to which all existing claims and assessments by certain payment card networks were settled. As of March 31, 2017, the Company had a remaining accrued liability relating to the data security incidents of $2.9 million. The Company will continue to contest prior assessments by payment card networks, including amounts paid during the three months ended March 31, 2017, in connection with the data security incidents. The Company’s estimated probable losses related to the claims made by the payment card networks in connection with the data security incidents are based on currently available information. Estimates related to these claims may continue to change as new information becomes available or circumstances change, including as a result of ongoing negotiations with payment card networks.

We expect to incur additional costs and expenses related to the data security incidents in future periods. These costs and expenses may result from potential additional liabilities to other payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of March 31, 2017, the scope of these additional costs and expenses, or a range thereof, beyond amounts management has determined to be probable, cannot be reasonably estimated and, while we do not anticipate these additional costs and expenses or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs and expenses could be significant. Please see “Risk Factors — We may be adversely affected by any disruption in our information technology systems,” “Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results” and “We have experienced data security incidents and are not yet able to determine the full extent or scope of the potential liabilities relating to these data security incidents” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Other Significant Items

Derivative Instruments

As a multinational corporation, we are subject to certain market risks, including changes in market interest rates and foreign currency fluctuations. We may consider a variety of practices in the ordinary course of our business to manage these market risks, including, when deemed appropriate, the use of derivative instruments such as foreign currency forwards and options (hereafter, “foreign exchange contracts”) and interest rate swaps. Currently, we do not purchase or hold any derivative instruments for speculative or trading purposes.

Foreign Currency Derivative Instruments

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain European subsidiaries of the Company. The recent decision by Britain to leave the European Union and related or other disruptive events in the United Kingdom or the European Union could result in increased foreign currency fluctuation, including fluctuation in currencies in which we operate. Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. In connection with the remaining foreign currency risk, the Company from time to time uses foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows, thus limiting the potential fluctuations in such cash flows resulting from foreign currency market movements. Please see Note 11 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the Company’s foreign currency derivative instruments.

The Company’s foreign exchange contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments are recorded quarterly in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses reflect a net loss of $2.4 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively, and a net loss of $0.6 million for the six months ended March 31, 2017 and 2016 in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments. Please see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange rate risk” contained in this Quarterly Report on Form 10-Q and Note 14 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for additional information about the Company’s foreign currency derivative instruments.

Share-Based Compensation Awards

The Company granted approximately 1.5 million service-based stock options during both the six months ended March 31, 2017 and 2016, and approximately 22,000 and 40,000 service-based restricted share awards to its employees during the six months ended March 31, 2017 and 2016, respectively. The Company also granted approximately 39,000 and 27,000 service-based restricted stock units to its non-employee directors during the six months ended March 31, 2017 and 2016, respectively.

In addition, the Company granted approximately 146,000 and 152,000 performance-based restricted stock units (“performance unit”) to its employees during the six months ended March 31, 2017 and 2016, respectively, under the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan. Under the terms of these performance unit awards, a grantee may earn from 0% to 200% of his or her target units, with the ultimate number of units earned upon settlement (and the expense recognized) dependent on the Company’s level of achievement with respect to certain specified cumulative performance targets during the three-year period specified in each award (the “performance period”) and satisfaction of the applicable employee service condition. Periodic expense for performance unit awards, which is estimated quarterly, is based on the Company’s projected performance during the performance period compared to the performance targets contained in the award. Please see Note 7 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the Company’s performance unit awards.

For the six months ended March 31, 2017 and 2016, share-based compensation expense charged against earnings and included in selling, general and administrative expenses for all share-based compensation arrangements were $6.2 million and $7.2 million, respectively.

Other Items

During the six months ended March 31, 2016, the Company redeemed in full its 6.875% senior notes due 2019 (the “senior notes due 2019”) primarily with the net proceeds from its December 2015 issuance of $750.0 million principal amount of its 5.625% senior notes due 2025. In connection therewith, the Company recorded a loss on extinguishment of debt of $33.3 million, including a call premium of $25.8 million and unamortized debt issuance costs associated with the senior notes due 2019 ($7.5 million) expensed, in connection therewith.

In March 2017, the United Kingdom gave formal notice of its intent to withdraw from the European Union. Due to uncertainty regarding the terms of the negotiated withdrawal and separation, the Company is unable to predict the potential impact of this event and any related or other disruptive events on the economies of the United Kingdom or the European Union. The Company does not believe that this event will have a material adverse impact on its business, financial condition and operating results, although the Company believes its businesses in the U.K. could be affected by incremental costs in the future related to the United Kingdom’s withdrawal from the European Union, including increased shipping costs, customs, duties and value added taxes.

Results of Operations

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net sales	$966,470	$980,067	$1,966,080	$1,978,099
Cost of products sold and distribution expenses	478,364	492,593	986,266	996,576
Gross profit	488,106	487,474	979,814	981,523
Total operating costs and expenses	369,068	365,016	743,319	728,130
Operating earnings	119,038	122,458	236,495	253,393
Interest expense	26,848	26,971	53,646	90,914
Earnings before provision for income taxes	92,190	95,487	182,849	162,479
Provision for income taxes	35,198	35,328	70,031	60,077
Net earnings	$56,992	$60,159	$112,818	$102,402

The following table shows the condensed results of operations of our business for the three and six months ended March 31, 2017 and 2016, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	49.5%	50.3%	50.2%	50.4%
Gross profit	50.5%	49.7%	49.8%	49.6%
Total operating costs and expenses	38.2%	37.2%	37.8%	36.8%
Operating earnings	12.3%	12.5%	12.0%	12.8%
Interest expense	2.8%	2.8%	2.7%	4.6%
Earnings before provision for income taxes	9.5%	9.7%	9.3%	8.2%
Provision for income taxes	3.6%	3.6%	3.6%	3.0%
Net earnings	5.9%	6.1%	5.7%	5.2%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016 (a)	2017	2016 (a)
Net sales:
Sally Beauty Supply	$575,994	$592,998	$1,165,853	$1,194,437
BSG	390,476	387,069	800,227	783,662
Consolidated	$966,470	$980,067	$1,966,080	$1,978,099
Gross profit	$488,106	$487,474	$979,814	$981,523
Gross margin	50.5%	49.7%	49.8%	49.6%
Selling, general and administrative expenses	$331,979	$341,311	$679,392	$681,039
Depreciation and amortization	$27,878	$23,705	$54,716	$47,091
Earnings before provision for income taxes:
Segment operating earnings:
Sally Beauty Supply	$96,839	$102,420	$189,365	$208,884
BSG	62,703	60,959	126,303	126,452
Segment operating earnings	159,542	163,379	315,668	335,336
Unallocated expenses (b)	(28,895)	(37,936)	(63,750)	(74,770)
Restructuring charges	(9,211)	—	(9,211)	—
Share-based compensation expense	(2,398)	(2,985)	(6,212)	(7,173)
Operating earnings	119,038	122,458	236,495	253,393
Interest expense (c)	(26,848)	(26,971)	(53,646)	(90,914)
Earnings before provision for income taxes	$92,190	$95,487	$182,849	$162,479
Segment operating margin:
Sally Beauty Supply	16.8%	17.3%	16.2%	17.5%
BSG	16.1%	15.7%	15.8%	16.1%
Consolidated operating margin	12.3%	12.5%	12.0%	12.8%
Number of stores at end-of-period (including franchises):
Sally Beauty Supply			3,838	3,732
BSG			1,346	1,312
Consolidated			5,184	5,044
Same store sales growth (decline) (d)
Sally Beauty Supply	(2.4)%	2.3%	(1.5)%	2.4%
BSG	(1.2)%	7.7%	0.7%	7.4%
Consolidated	(2.0)%	4.0%	(0.8)%	3.9%

(a)         Certain amounts for the prior fiscal period have been reclassified to conform to the current fiscal period presentation.

(b)         Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings.

(c)          For the six months ended March 31, 2016, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company’s December 2015 redemption of certain senior notes.

(d)         For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Our same store sales are calculated in constant dollars and include internet-based sales (which are not separately material for each of the periods presented herein) and the effect of store expansions, if applicable, but do not generally include the sales from stores that have been relocated until 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until 14 months after the acquisition.

The Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

The table below presents net sales, gross profit and gross margin data for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Net sales:
Sally Beauty Supply	$575,994	$592,998	$(17,004)	(2.9)%
BSG	390,476	387,069	3,407	0.9%
Consolidated net sales	$966,470	$980,067	$(13,597)	(1.4)%

Gross profit:
Sally Beauty Supply	$324,438	$327,740	$(3,302)	(1.0)%
BSG	163,668	159,734	3,934	2.5%
Consolidated gross profit	$488,106	$487,474	$632	0.1%

Gross margin:
Sally Beauty Supply	56.3%	55.3%	1.0%
BSG	41.9%	41.3%	0.6%
Consolidated gross margin	50.5%	49.7%	0.8%

Net Sales

Consolidated net sales decreased by $13.6 million, or 1.4%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Consolidated net sales for the three months ended March 31, 2017, are inclusive of a net negative impact from changes in foreign currency exchange rates of $9.8 million, or 1.0% of consolidated net sales. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer experienced a net decrease in sales of approximately $10.2 million, or 1.0% of consolidated net sales, and stores that have been open for less than 14 months contributed $3.7 million, or 0.4%, less incremental sales in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Sales through our BSG distributor sales consultants increased by approximately $2.4 million, or 0.2% of consolidated net sales, compared to the three months ended March 31, 2016. Other sales channels (including sales to our BSG franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $2.1 million, or 0.2% of consolidated net sales, compared to the three months ended March 31, 2016.

For the three months ended March 31, 2017, consolidated same store sales declined at a rate of 2.0%, compared to a growth rate of 4.0% for the three months ended March 31, 2016, primarily as a result of a decrease in the number of customer transactions at our Sally Beauty Supply and BSG stores in the U.S.

The $13.6 million decrease in consolidated net sales was driven by decreases in unit volume in our Sally Beauty Supply segment primarily in the U.S., partially offset by increases in average unit prices in our BSG segment, as more fully described below.

Sally Beauty Supply.  Net sales for Sally Beauty Supply decreased by $17.0 million, or 2.9%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Net sales for Sally Beauty Supply for the three months ended March 31, 2017, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $10.6 million, or 1.8% of Sally Beauty Supply’s net sales. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer experienced a decrease in sales of approximately $12.5 million, or 2.1% of the segment’s net sales, and stores that have been open for less than 14 months contributed $2.5 million, or 0.4%, less incremental sales in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Other sales channels (including sales from our non-store sales channels, which include the catalog and internet-based sales of our Sinelco Group subsidiaries) in the aggregate experienced a decrease in sales of approximately $2.0 million, or 0.3% of the segment’s net sales, compared to the three months ended March 31, 2016.

For the three months ended March 31, 2017, the Sally Beauty Supply segment’s same store sales declined at a rate of 2.4%, compared to a growth rate of 2.3% for the three months ended March 31, 2016, primarily as a result of a decrease in the number of customer transactions at the segment’s U.S. stores, partially offset by increases in average transaction size.

The $17.0 million decrease in the Sally Beauty Supply segment’s net sales is primarily the result of decreases in unit volume primarily in the U.S., partially offset by increases in average unit prices (as a result of selective price increases, reduced promotional activity and the introduction of certain products with higher average unit prices in the preceding 12 months).

Beauty Systems Group.  Net sales for BSG increased by $3.4 million, or 0.9%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The BSG segment’s net sales were not materially affected by changes in foreign currency exchange rates during the three months ended March 31, 2017. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in net sales of approximately $2.3 million, or 0.6% of the segment’s net sales, while incremental sales from stores that have been open for less than 14 months were $1.2 million, or 0.3%, lower in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Sales through our distributor sales consultants increased by approximately $2.4 million, or 0.6% of the segment’s net sales, and sales through other sales channels (including sales to our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months) in the aggregate were essentially flat, compared to the three months ended March 31, 2016.

For the three months ended March 31, 2017, the BSG segment’s same store sales declined at a rate of 1.2%, while same store sales increased at a rate of 7.7% for the three months ended March 31, 2016. The BSG segment’s same store sales rate of decline for the three months ended March 31, 2017 reflects a decrease in the number of customer transactions at the segment’s U.S. stores. The BSG segment’s same store sales growth rate for the three months ended March 31, 2016 was driven primarily by the introduction of certain third-party brands and the expansion of exclusive distribution rights in certain geographies of the U.S.

The $3.4 million increase in the BSG segment’s net sales is primarily the result of increases in average unit prices (principally as a result of selective price increases, reduced promotional activity and the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

Consolidated gross profit increased by $0.6 million, or 0.1%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, principally as a result of improved gross margins in both operating segments (as more fully described below) and higher net sales in our BSG segment, partially offset by lower net sales in our Sally Beauty Supply segment. Consolidated gross profit as a percentage of net sales, or consolidated gross margin, increased by 80 basis points to 50.5% for the three months ended March 31, 2017, compared to 49.7% for the three months ended March 31, 2016, as more fully described below.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit decreased by $3.3 million, or 1.0%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, principally as a result of lower sales; partially offset by improved gross margin. Sally Beauty Supply’s gross profit as a percentage of net sales, or gross margin, increased by 100 basis points to 56.3% for the three months ended March 31, 2017, compared to 55.3% for the three months ended March 31, 2016. The increase in the segment’s gross margin was driven by selective price increases and reduced promotional activity, compared to the three months ended March 31, 2016.

Beauty Systems Group.  BSG’s gross profit increased by $3.9 million, or 2.5%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, principally as a result of higher sales volume and improved gross margin. BSG’s gross profit as a percentage of net sales increased by 60 basis points to 41.9% for the three months ended March 31, 2017, compared to 41.3% for the three months ended March 31, 2016 primarily as a result of increased vendor allowances.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased by $9.3 million, or 2.7%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily as a result of cost reduction initiatives. More specifically, the decrease reflects lower advertising expense ($3.8 million) and lower sales bonuses ($3.7 million). In addition, selling, general and administrative expenses benefited from the absence in the current interim period of expenses associated with the management transition plan more fully discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 ($0.4 million), the data security incidents ($0.8 million) and asset impairment charges ($0.6 million). This increase was offset in part by incremental expenses (including rent and other occupancy-related expenses) associated with the increase in store count (approximately 140 net company-operated stores added since March 31, 2016, which represents a 2.9% increase in the number of company-operated stores).  Selling, general and administrative expenses, as a percentage of net sales, were 34.3% for the three months ended March 31, 2017, compared to 34.8% for the three months ended March 31, 2016.

Restructuring Charges

During the three months ended March 31, 2017, the Company incurred restructuring charges of approximately $9.2 million, primarily in cash, in connection with the Restructuring Plan, including $8.5 million in severance and related expenses. Please see “Restructuring Plan” above for additional information about the Restructuring Plan.

Depreciation and Amortization

Consolidated depreciation and amortization increased by $4.2 million, or 17.6%, to $27.9 million for the three months ended March 31, 2017, compared to $23.7 million for the three months ended March 31, 2016. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments, with store refreshes in the Sally Beauty Supply segment, primarily in the U.S., and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Operating Earnings:
Segment operating earnings:
Sally Beauty Supply	$96,839	$102,420	$(5,581)	(5.4)%
BSG	62,703	60,959	1,744	2.9%
Segment operating earnings	159,542	163,379	(3,837)	(2.3)%
Unallocated expenses	(28,895)	(37,936)	(9,041)	(23.8)%
Restructuring charges	9,211	—	9,211	100.0%
Share-based compensation expense	(2,398)	(2,985)	(587)	(19.7)%
Operating earnings	$119,038	$122,458	$(3,420)	(2.8)%

Consolidated operating earnings decreased by $3.4 million, or 2.8%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily as a result of lower net sales in our Sally Beauty Supply segment and restructuring charges, partially offset by increased net sales in our BSG segment and lower unallocated expenses as more fully discussed below. Operating earnings as a percentage of net sales, or consolidated operating margin, decreased by 20 basis points, to 12.3%, for the three months ended March 31, 2017, compared to 12.5% for the three months ended March 31, 2016. This decrease reflects net higher consolidated operating expenses as a percentage of consolidated net sales, as more fully discussed below, partially offset by the consolidated gross margin expansion described above.

Sally Beauty Supply.  Sally Beauty Supply’s segment operating earnings decreased by $5.6 million, or 5.4%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily as a result of lower segment sales as described above and the incremental expenses (including rent and other occupancy-related expenses) associated with the increase in store count (approximately 106 Sally Beauty Supply stores added during the past 12 months, which represents a 2.9% increase in the number of Sally Beauty Supply company-operated stores). More specifically, the decrease in Sally Beauty Supply’s segment operating earnings reflects higher employee compensation and compensation-related expenses of $2.8 million (including incremental wages in connection with stores added since March 31, 2016 and wage increases for sales staff at existing stores), higher foreign currency transaction losses ($2.7 million), higher depreciation expense associated primarily with recent store openings and remodels (approximately $1.8 million) and higher expenses related to recent upgrades to our information technology systems (approximately $1.3 million). These increases in segment operating expenses were partially offset by lower advertising expense ($4.6 million) and lower sales bonuses ($2.6 million). Segment operating earnings as a percentage of net sales decreased 50 basis points, to 16.8%, for the three months ended March 31, 2017, compared to 17.3% for the three months ended March 31, 2016. This decrease reflects higher segment operating expenses as a percentage of the segment’s net sales, including the expense increases discussed in this paragraph, partially offset by the segment’s gross margin expansion described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $1.7 million, or 2.9%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily a result of increased segment sales and gross margin expansion, as described above, partially offset by the incremental expenses (including rent and other occupancy-related expenses) associated with the increase in store count (approximately 34 BSG stores opened or acquired during the past 12 months, which represents a 3.0% increase in the number of BSG company-operated stores). More specifically, the segment’s expenses include higher employee compensation and compensation-related expenses of $1.9 million (including incremental wages in connection with stores added during the past 12 months and wage increases for sales staff at existing stores), higher expenses related to recent upgrades to our information technology systems of approximately $1.0 million and higher advertising expense of $0.8 million. Segment operating earnings as a percentage of net sales increased by 40 basis points, to 16.1%, for the three months ended March 31, 2017, compared to 15.7% for the three months ended March 31, 2016. This increase reflects lower segment operating expenses as a percentage of the segment’s net sales, as well as the improved segment gross margin described above.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as salaries and wages, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, decreased by $9.0 million, or 23.8%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily as a result of cost reduction initiatives. More specifically, the decrease in unallocated expenses reflects lower corporate employee compensation and compensation-related expenses of $5.4 million and lower expenses related to upgrades to our information technology systems (approximately $1.9 million). The current year results also benefited from the absence in the current interim period of expenses associated with the data security incidents ($0.8 million) and asset impairment charges ($0.6 million).

Restructuring Charges. During the three months ended March 31, 2017, the Company incurred restructuring charges of approximately $9.2 million, primarily in cash, including $8.5 million in severance and related expenses. Please see “Restructuring Plan” above for additional information about the Restructuring Plan.

Share-based Compensation Expense. Total compensation expenses related to share-based compensation arrangements decreased by $0.6 million to $2.4 million for the three months ended March 31, 2017, compared to $3.0 million for the three months ended March 31, 2016 mainly due to the impact of forfeitures during the three months ended March 31, 2017.

Interest Expense

Interest expense was $26.8 million for the three months ended March 31, 2017, compared to $27.0 million for the three months ended March 31, 2016. Please see “Liquidity and Capital Resources” below for additional information about the Company’s debt.

Provision for Income Taxes

The provision for income taxes was $35.2 million and $35.3 million, and the effective income tax rate was 38.2% and 37.0%, for the three months ended March 31, 2017 and 2016, respectively. The increase in the effective income tax rate was due primarily to a favorable adjustment to non-deductible expenses recognized during the three months ended March 31, 2016.

The annual effective tax rate for the full fiscal year 2017 is currently expected to be in the range of 37.5% to 38.5%, versus a comparable actual tax rate for the full fiscal year 2016 of 37.0%.

Net Earnings and Diluted Earnings per Share

As a result of the foregoing, consolidated net earnings decreased by $3.2 million, or 5.3%, to $57.0 million for the three months ended March 31, 2017, compared to $60.2 million for the three months ended March 31, 2016. Net earnings, as a percentage of net sales, decreased by 20 basis points to 5.9% for the three months ended March 31, 2017, compared to 6.1% for the three months ended March 31, 2016. Diluted earnings per share for the three months ended March 31, 2017 were $0.40 compared to $0.41 for the three months ended March 31, 2016.

The Six Months Ended March 31, 2017 compared to the Six Months Ended March 31, 2016

The table below presents net sales, gross profit and gross margin data for each reportable segment (dollars in thousands):

	Six Months Ended March 31,
	2017	2016	Increase (Decrease)
Net sales:
Sally Beauty Supply	$1,165,853	$1,194,437	$(28,584)	(2.4)%
BSG	800,227	783,662	16,565	2.1%
Consolidated net sales	$1,966,080	$1,978,099	$(12,019)	(0.6)%

Gross profit:
Sally Beauty Supply	$648,622	$658,065	$(9,443)	(1.4)%
BSG	331,192	323,458	7,734	2.4%
Consolidated gross profit	$979,814	$981,523	$(1,709)	(0.2)%

Gross margin:
Sally Beauty Supply	55.6%	55.1%	0.5%
BSG	41.4%	41.3%	0.1%
Consolidated gross margin	49.8%	49.6%	0.2%

Net Sales

Consolidated net sales decreased by $12.0 million, or 0.6%, for the six months ended March 31, 2017, compared to the six months ended March 31, 2016. Consolidated net sales for the six months ended March 31, 2017, are inclusive of a net negative impact from changes in foreign currency exchange rates of $25.4 million, or 1.3% of consolidated net sales. Company-operated Sally Beauty Supply and BSG stores that have been open for 14 months or longer experienced a net decrease in consolidated sales of approximately $6.0 million, or 0.3% of consolidated net sales, and stores that have been open for less than 14 months contributed $5.9 million, or 0.3%, less incremental sales in the six months ended March 31, 2017, compared to the six months ended March 31, 2016. Sales through our BSG distributor sales consultants increased by approximately $4.1 million, or 0.2% of consolidated net sales, compared to the six months ended March 31, 2016. Other sales channels (including sales to our BSG franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months and sales from our Sally Beauty Supply non-store sales channels) in the aggregate experienced a net decrease in sales of approximately $4.2 million, or 0.2% of consolidated net sales, compared to the six months ended March 31, 2016.

For the six months ended March 31, 2017, consolidated same store sales declined at a rate of 0.8% compared to a growth rate of 3.9% for the six months ended March 31, 2016, primarily as a result of a decrease in the number of customer transactions at our Sally Beauty Supply and BSG stores in the U.S.

The $12.0 million decrease in consolidated net sales was driven by decreases in unit volume in our Sally Beauty Supply segment primarily in the U.S., partially offset by increases in unit volume and average unit prices in our BSG segment, as more fully discussed below.

Sally Beauty Supply.  Net sales for Sally Beauty Supply decreased by $28.6 million, or 2.4%, for the six months ended March 31, 2017, compared to the six months ended March 31, 2016. Net sales for Sally Beauty Supply for the six months ended March 31, 2017, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $26.3 million, or 2.2% of Sally Beauty Supply’s net sales. In the Sally Beauty Supply segment, company-operated stores that have been open for 14 months or longer experienced a decrease in net sales of approximately $18.7 million, or 1.6% of the segment’s net sales, compared to the six months ended March 31, 2016, and stores that have been open for less than 14 months contributed $5.2 million, or 0.4%, less incremental sales in the six months ended March 31, 2017, compared to the six months ended March 31, 2016. Other sales channels (including sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries) in the aggregate experienced a decrease in sales of approximately $4.7 million, or 0.4% of the segment’s net sales, compared to the six months ended March 31, 2016.

For the six months ended March 31, 2017, the Sally Beauty Supply segment’s same store sales declined at a rate of 1.5%, compared to a growth rate of 2.4% for the six months ended March 31, 2016, primarily as a result of a decrease in the number of customer transactions at the segment’s U.S. stores.

The $28.6 million decrease in the Sally Beauty Supply segment’s net sales was the result of decreases in unit volume primarily in the U.S., partially offset by increases in average unit prices (as a result of selective price increases, reduced promotional activity and the introduction of certain products with higher average unit prices in the preceding 12 months).

Beauty Systems Group.  Net sales for BSG increased by $16.6 million, or 2.1%, for the six months ended March 31, 2017, compared to the six months ended March 31, 2016. The BSG segment’s net sales were not materially affected by changes in foreign currency exchange rates during the six months ended March 31, 2017. In the BSG segment, company-operated stores that have been open for 14 months or longer contributed an increase in net sales of approximately $12.7 million, or 1.6% of the segment’s net sales, and sales through our distributor sales consultants increased by approximately $4.1 million, or 0.5% of the segment’s net sales, compared to the six months ended March 31, 2016. Other sales channels (including sales from stores that have been open for less than 14 months, sales to our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months) in the aggregate experienced a slight decline in sales compared to the six months ended March 31, 2016.

For the six months ended March 31, 2017, the BSG segment’s net sales reflect a 0.7% same store sales growth rate compared to a growth rate of 7.4% for the six months ended March 31, 2016. The BSG segment’s same store sales growth rate for the six months ended March 31, 2017 reflects a decrease in the number of customer transactions at the segment’s stores in the U.S., while the segment’s same store sales growth rate for the six months ended March 31, 2016 was driven primarily by the introduction of certain third-party brands and the expansion of exclusive distribution rights in certain geographies of the U.S.

The $16.6 million increase in the BSG segment’s net sales is primarily the result of increases in unit volume (at both existing stores and the impact of incremental sales from 34 company-operated stores opened or acquired during the last 12 months) and in average unit prices (resulting from changes in product mix, principally as a result of the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

Consolidated gross profit decreased by $1.7 million, or 0.2%, for the six months ended March 31, 2017, compared to the six months ended March 31, 2016, principally as a result of lower net sales in our Sally Beauty Supply segment, partially offset by higher sales in our BSG segment and improved gross margins in both segments (as more fully described below). Consolidated gross profit as a percentage of net sales, or consolidated gross margin, increased by 20 basis points to 49.8% for the six months ended March 31, 2017, compared to 49.6% for the six months ended March 31, 2016, as more fully described below.

Sally Beauty Supply.  Sally Beauty Supply’s gross profit decreased by $9.4 million, or 1.4%, for the six months ended March 31, 2017, compared to the six months ended March 31, 2016, principally as a result of lower sales; partially offset by gross margin expansion. Sally Beauty Supply’s gross profit as a percentage of net sales increased by 50 basis points to 55.6% for the six months ended March 31, 2017, compared to 55.1% for the six months ended March 31, 2016. The increase in the segment’s gross margin reflects selective price increases and reduced promotional activity primarily in U.S., compared to the six months ended March 31, 2016.

Beauty Systems Group.  BSG’s gross profit increased by $7.7 million, or 2.4%, for the six months ended March 31, 2017, compared to the six months ended March 31, 2016, principally as a result of higher sales volume. BSG’s gross profit as a percentage of net sales increased by 10 basis points to 41.4% for the six months ended March 31, 2017, compared to 41.3% for the six months ended March 31, 2016 primarily as a result of increased vendor allowances.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased by $1.6 million, or 0.2%, for the six months ended March 31, 2017, compared to the six months ended March 31, 2016, primarily as a result of cost reduction initiatives. More specifically, the decrease reflects lower advertising expense ($3.0 million) and lower sales bonuses ($5.5 million). In addition, selling, general and administrative expenses benefited from the absence in the current interim period of expenses associated with the data security incidents ($1.2 million) and asset impairment charges ($0.6 million). This decrease was partially offset by incremental expenses (including rent and other occupancy-related expenses) associated with the increase in store count (approximately 140 net additional company-operated stores added since March 31, 2016, which represents a 2.9% increase in the number of company-operated stores), higher employee compensation and compensation-related expenses of $3.6 million (including incremental wages in connection with Sally Beauty Supply and BSG stores added since March 31, 2016 and wage increases for sales staff at existing Sally Beauty Supply and BSG stores, partially offset by the absence during the six months ended March 31, 2017 of expenses of approximately $1.3 million incurred in connection with the management transition plan more fully discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016), incremental expenses related to on-going upgrades to our information technology systems (approximately $1.4 million) and incremental professional fees principally associated with corporate information technology and data security initiatives (approximately $1.5 million).

Selling, general and administrative expenses, as a percentage of net sales, were 34.6% for the six months ended March 31, 2017, compared to 34.4% for the six months ended March 31, 2016.

Restructuring Charges

During the six months ended March 31, 2017, the Company incurred restructuring charges of approximately $9.2 million, primarily in cash, including $8.5 million in severance and related expenses. Please see “Restructuring Plan” above for additional information about the Restructuring Plan.

Depreciation and Amortization

Consolidated depreciation and amortization increased by $7.6 million, or 16.2%, to $54.7 million for the six months ended March 31, 2017, compared to $47.1 million for the six months ended March 31, 2016. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments, with store refreshes in the Sally Beauty Supply segment, primarily in the U.S., and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Six Months Ended March 31,
	2017	2016	Increase (Decrease)
Operating Earnings:
Segment operating earnings:
Sally Beauty Supply	$189,365	$208,884	$(19,519)	(9.3)%
BSG	126,303	126,452	(149)	(0.1)%
Segment operating earnings	315,668	335,336	(19,668)	(5.9)%
Unallocated expenses	(63,750)	(74,770)	(11,020)	(14.7)%
Restructuring charges	(9,211)	—	9,211	100.0%
Share-based compensation expense	(6,212)	(7,173)	(961)	(13.4)%
Operating earnings	$236,495	$253,393	$(16,898)	(6.7)%

Consolidated operating earnings decreased by $16.9 million, or 6.7%, for the six months ended March 31, 2017, compared to the six months ended March 31, 2016, primarily as a result of lower net sales in our Sally Beauty Supply segment and restructuring charges, partially offset by lower unallocated expenses and lower share-based compensation expense, as more fully discussed below. Operating earnings as a percentage of net sales, or consolidated operating margin, decreased by 80 basis points, to 12.0%, for the six months ended March 31, 2017, compared to 12.8% for the six months ended March 31, 2016. This decrease reflects net higher consolidated operating expenses as a percentage of consolidated net sales, as more fully discussed below, partially offset by the consolidated gross margin expansion described above.

Sally Beauty Supply.  The Sally Beauty Supply’s segment operating earnings decreased by $19.5 million, or 9.3%, for the six months ended March 31, 2017, compared to the six months ended March 31, 2016. This decrease was primarily a result of lower segment sales as described above and the incremental expenses (including rent and other occupancy-related expenses) associated with the increase in store count (approximately 106 net additional company-operated stores opened during the past 12 months, which represents a 2.9% increase in the number of Sally Beauty Supply company-operated stores). More specifically, the decrease in Sally Beauty Supply’s segment operating earnings reflects higher employee compensation and compensation-related expenses of $5.7 million (including incremental wages in connection with stores added during the past 12 months and wage increases for sales staff at existing stores), higher foreign currency transaction losses ($2.3 million), higher depreciation expense associated primarily with recent store openings and remodels (approximately $4.0 million) and higher expenses related to recent upgrades to our information technology systems (approximately $3.3 million). Segment operating earnings as a percentage of net sales decreased 130 basis points, to 16.2%, for the six months ended March 31, 2017, compared to 17.5% for the six months ended March 31, 2016. This decrease reflects higher segment operating expenses as a percentage of the segment’s net sales, including the expense increases discussed above, partially offset by the increase in the segment’s gross margin described above.

Beauty Systems Group.  The BSG’s segment operating earnings were essentially flat for the six months ended March 31, 2017, compared to the six months ended March 31, 2016. Segment operating earnings reflect the incremental expenses (including rent and other occupancy-related expenses) associated with the increase in store count (approximately 34 net additional company-operated stores opened or acquired during the past 12 months, which represents a 3.0% increase in the number of BSG company-operated stores), as well as higher employee compensation and compensation-related expenses of $5.7 million (including incremental wages in connection with stores added during the past 12 months and wage increases for sales staff at existing stores) and higher expenses related to recent upgrades to our information technology systems of approximately $2.0 million and higher advertising expense of $0.6 million. Segment operating earnings as a percentage of net sales decreased by 30 basis points, to 15.8%, for the six months ended March 31, 2017, compared to 16.1% for the six months ended March 31, 2016. This decrease reflects higher segment operating expenses as a percentage of the segment’s net sales, including the expense increases discussed in this paragraph, partially offset by the increase in the segment’s gross margin described above.

Unallocated Expenses.  Unallocated expenses, which represent certain corporate costs (such as salaries and wages, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, decreased by $11.0 million, or 14.7%, for the six months ended March 31, 2017, compared to the six months ended March 31, 2016. This decrease was due primarily to lower employee compensation and compensation-related expenses of $7.7 million (including the absence during the six months ended March 31, 2017 of expenses of approximately $1.3 million incurred in connection with the management transition plans more fully discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016) and lower expenses related to upgrades to our information technology systems (approximately $2.2 million). The current year results also benefited from the absence in the current interim period of expenses associated with the data security incidents ($1.2 million) and asset impairment charges ($0.6 million).

Restructuring Charges. During the six months ended March 31, 2017, the Company incurred restructuring charges of approximately $9.2 million, primarily in cash, including $8.5 million in severance and related expenses. Please see “Restructuring Plan” above for additional information about the Restructuring Plan.

Share-based Compensation Expense. Total compensation expenses related to share-based compensation arrangements decreased by $1.0 million to $6.2 million for the six months ended March 31, 2017, compared to $7.2 million for the six months ended March 31, 2016 mainly due to a reduction in awards to retirement-eligible grantees and the impact of forfeitures during the six months ended March 31, 2017.

Interest Expense

Interest expense decreased by $37.3 million to $53.6 million for the six months ended March 31, 2017, compared to $90.9 million for the six months ended March 31, 2016. This decrease was principally due to a loss on extinguishment of debt of $33.3 million that is included in interest expense in connection with the Company’s redemption of certain senior notes during the six months ended March 31, 2016, and by lower interest expense on the senior notes due 2025 compared to the senior notes redeemed. Please see “Liquidity and Capital Resources” below for additional information about the Company’s debt.

Provision for Income Taxes

The provision for income taxes was $70.0 million and $60.1 million, and the effective income tax rate was 38.3% and 37.0%, for the six months ended March 31, 2017 and 2016, respectively. The increase in the effective income tax rate was due primarily to a tax benefit recognized in the six months ended March 31, 2016, in connection with the enactment of retroactive U.S. legislation reinstating certain tax credits, and a favorable adjustment to non-deductible expenses during the six months ended March 31, 2016.

Net Earnings and Diluted Earnings per Share

As a result of the foregoing, consolidated net earnings increased by $10.4 million, or 10.2%, to $112.8 million for the six months ended March 31, 2017, compared to $102.4 million for the six months ended March 31, 2016. Net earnings, as a percentage of net sales, increased by 50 basis points to 5.7% for the six months ended March 31, 2017, compared to 5.2% for the six months ended March 31, 2016. Diluted earnings per share for the six months ended March 31, 2017 were $0.79 compared to $0.68 for the six months ended March 31, 2016.

Financial Condition

March 31, 2017 Compared to September 30, 2016

Working capital (current assets less current liabilities) decreased by $26.6 million to $657.6 million at March 31, 2017, compared to $684.2 million at September 30, 2016. The ratio of current assets to current liabilities, or current ratio, was 2.40 to 1.00 at both March 31, 2017 and September 30, 2016. The change in working capital reflects a decrease of approximately $46.3 million in current assets, partially offset by a decrease of approximately $19.7 million in current liabilities. The decrease in current assets as of March 31, 2017, is principally due to a decrease in cash and cash equivalents of $37.5 million (please see “Liquidity and Capital Resources” below for a description of our sources and uses of cash), a decrease in trade accounts receivable and other accounts receivable, in the aggregate, of $5.3 million and a decrease of $13.3 million in other current assets, partially offset by an increase of approximately $10.0 million in inventory, as discussed below. The decrease in current liabilities is principally due to a decrease of $27.2 million in accrued liabilities, as discussed below, partially offset by an increase of $5.5 million in current maturities of long-term debt (please see “Liquidity and Capital Resources, Long-term Debt” below for a description of borrowings under our ABL facility).

Trade accounts receivable and other accounts receivable, in the aggregate, decreased by $5.3 million to $78.7 million at March 31, 2017, compared to $84.0 million at September 30, 2016 due primarily to the timing of collections from customers and vendors of balances outstanding and the impact of foreign currency translation adjustments. Inventory increased by $10.0 million to $917.3 million at March 31, 2017, compared to $907.3 million at September 30, 2016 due primarily to the effect of stores opened (65 net Sally Beauty Supply and BSG company-operated stores added during the six months ended March 31, 2017), partially offset by the impact of foreign currency translation adjustments of approximately $4.9 million. Other current assets decreased by $13.3 million to $41.6 million at March 31, 2017, compared to $54.9 million at September 30, 2016 due primarily to the application of certain income tax receivable balances against income taxes currently payable ($12.9 million) and the timing of payments of prepaid expenses in the ordinary course of our business. Accrued liabilities decreased by $27.2 million to $187.4 million at March 31, 2017, compared to $214.6 million at September 30, 2016, due primarily to settlements with two payment card networks of assessments in connection with the data security incidents in the aggregate amount of $12.7 million and the timing of payments of employee compensation and benefits ($17.7 million), partially offset by increase in foreign exchange contracts in a liability position ($2.2 million, please see Note 11 of Condensed Notes to Consolidated Financial Statements elsewhere in this Quarterly Report).

Total stockholders’ deficit at March 31, 2017, increased by $44.4 million primarily as a result of our repurchase and subsequent retirement of approximately 6.9 million shares of our common stock for approximately $168.9 million and foreign currency translation adjustments, net of tax, of $10.6 million, partially offset by net earnings of $112.8 million and share-based compensation expense, the impact of exercises of stock options and other share-based compensation activity, in the aggregate, of $22.3 million.

Liquidity and Capital Resources

The Company broadly defines liquidity as our ability to generate sufficient cash flow from operating activities to meet obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for additional information on our liquidity and capital resources.

The Company is highly leveraged and a substantial portion of its liquidity needs will arise from debt service on its outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures and share repurchases. As a holding company, Sally Beauty depends on its subsidiaries, including Sally Holdings LLC (“Sally Holdings”), to distribute funds to it so that it may pay its obligations and expenses. The ability of Sally Beauty’s subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with relevant laws, and covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings’ ability to pay dividends to Sally Beauty. If, as a consequence of these limitations, Sally Beauty cannot receive sufficient distributions from its subsidiaries, it may not be able to meet its obligations to fund general corporate expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The Company may from time to time repurchase or otherwise retire or refinance its debt (through its subsidiaries or otherwise) and take other steps to reduce or refinance its debt. These actions may include open market repurchases of its notes or other retirements of outstanding debt. The amount of debt that may be repurchased, or refinanced or otherwise retired, if any, will be determined in the sole discretion of the Board and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

At March 31, 2017, cash and cash equivalents were $49.1 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet working capital requirements, fund share repurchases and potential acquisitions and finance anticipated capital expenditures, including information technology upgrades and store remodels, over the next 12 months.

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

We utilize the ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. The funds drawn on individual occasions during the six months ended March 31, 2017 have varied in amounts up to $32.0 million, total amounts outstanding have ranged from zero up to $62.5 million and the average daily balance outstanding was $16.9 million. During the six months ended March 31, 2017, the weighted average interest rate on our borrowings under the ABL facility was 3.3%. The amounts drawn are generally paid down with cash provided by our operating activities. As of March 31, 2017, there were borrowings of $5.5 million outstanding under the ABL facility and Sally Holdings had $474.5 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Sally Beauty is a holding company and does not have any material assets or operations other than ownership of equity interests in its subsidiaries. The agreements and instruments governing the debt of Sally Holdings and its subsidiaries contain material limitations on their ability to pay dividends and other restricted payments to Sally Beauty which, in turn, constitute material limitations on the Company’s ability to pay dividends and other payments to its stockholders. Please see “Long-Term Debt Covenants” below.

Share Repurchase Programs

In August 2014, we announced that the Board had approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximately three-year period expiring on September 30, 2017.

During the six months ended March 31, 2017 and 2016, the Company repurchased and subsequently retired approximately 6.9 million and 6.2 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $168.9 million and $162.4 million, respectively. The Company funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to the Company recording such repurchases, the Company recorded the excess in accumulated deficit.

As of March 31, 2017, the Company had approximately $396.2 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions. The following table shows our sources and uses of funds for the six months ended March 31, 2017 and 2016 (in thousands):

	Six Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$159,494	$212,208
Net cash used by investing activities	(49,320)	(74,160)
Net cash used by financing activities	(147,392)	(189,509)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(285)	(29)
Net decrease in cash and cash equivalents	$(37,503)	$(51,490)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2017 decreased by $52.7 million to $159.5 million, compared to $212.2 million during the six months ended March 31, 2016, mainly due to net changes in the components of working capital ($25.9 million) and a decrease in net earnings before depreciation and amortization, loss on extinguishment of debt and deferred income taxes ($25.4 million).

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2017 decreased by $24.8 million to $49.3 million, compared to $74.2 million during the six months ended March 31, 2016. This decrease reflects lower capital expenditures related primarily to Sally Beauty Supply store refreshes and lower investments in information technology upgrades in the six months ended March 31, 2017, compared to the six months ended March 31, 2016 ($24.3 million), and less cash used for acquisitions in the six months ended March 31, 2017 ($2.3 million), partially offset by a decrease in cash proceeds from the sale of property and equipment ($1.7 million).

Net Cash Used by Financing Activities

Net cash used by financing activities during the six months ended March 31, 2017 decreased by $42.1 million to $147.4 million, compared to $189.5 million during the six months ended March 31, 2016, due primarily to a decrease in net repayments of debt and the payment of debt issuance costs, in the aggregate, ($44.1 million) mainly in connection with our redemption of the senior notes due 2019 and issuance of the senior notes due 2025 in December 2015, and an increase in proceeds from exercises of stock options, net of excess tax benefit/shortfall, resulting from share-based compensation activity of $4.6 million. This decrease was partially offset by an increase in share repurchases under the 2014 Share Repurchase Program ($6.5 million).

Long-Term Debt

Please see “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Long-term Debt” and Note 13 of the “Notes to Consolidated Financial Statements” in “Item 8. - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for more information about the Company’s debt obligations.

Sally Holdings has a $500 million, five-year asset-based senior secured loan facility (the “ABL facility”) with borrowings of $5.5 million outstanding at March 31, 2017. In addition, the Company, through its subsidiaries Sally Holdings LLC and Sally Capital Inc. (collectively, the “Issuers”) has $1,800.0 million of senior notes outstanding, as summarized in the table below.

As of March 31, 2017, the principal amount of long-term debt (excluding capitalized leases) is as follows (dollars in thousands):

	Principal Amount(a)	Maturity Dates	Interest Rates (b)
ABL facility	$5,500	July 2018	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR (c) plus (1.50% to 1.75%)
Senior notes due 2022	850,000	June 2022	5.750%
Senior notes due 2023	200,000	Nov. 2023	5.500%
Senior notes due 2025	750,000	Dec. 2025	5.625%
Total	$1,805,500

(a)         Amounts reported above do not reflect unamortized premium of $5.1 million related to notes with an aggregate principal amount of $150.0 million of the 5.75% Senior Notes due 2022 or unamortized debt issuance costs in the aggregate amount of $22.1 million, at March 31, 2017.

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

Capital Requirements

During the six months ended March 31, 2017, capital expenditures were approximately $46.9 million, including amounts incurred but not paid at March 31, 2017 (approximately $1.3 million). For fiscal year 2017, we anticipate capital expenditures in the range of approximately $115.0 million to $120.0 million, excluding acquisitions. These capital expenditures will primarily fund (a) the addition of new stores, (b) the remodel, expansion or relocation of existing stores, (c) upgrades to our distribution centers in the U.S., as well as (d) certain corporate projects in the ordinary course of our business, including ongoing technology upgrades.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2016.

Off-Balance Sheet Financing Arrangements

At March 31, 2017 and September 30, 2016, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, and outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $20.0 million and $21.6 million at March 31, 2017 and September 30, 2016, respectively.

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

Our critical accounting estimates, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, include the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, assessment of long-

lived assets and intangible assets for impairment and share-based payments. There have been no material changes to our critical accounting estimates or assumptions since September 30, 2016.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the current guidance. Under the new guidance, the lease liability will be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset will be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance will further require that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under current rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has completed a preliminary assessment of the potential impact of adopting ASU 2016-02 on its financial statements. As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, adoption of ASU 2016-02 would have resulted in recognition of a right-of-use asset in the estimated amount of approximately $600.0 million and a lease liability for a similar amount in the Company’s consolidated balance sheet as of September 30, 2016. The Company does not believe adoption of ASU 2016-02 will have a material impact on the Company’s results of operations. The amount of the right-of-use asset and the lease liability ultimately recognized by the Company may materially differ from this preliminary estimate, including as a result of future organic growth in our business and potential acquisitions.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, intended to simplify various aspects of how share-based payments are recorded and presented on the financial statements. For example, the new guidance will require that all the income tax effect related to share-based payments be recorded in income tax expense. The new guidance further removes the current requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. In addition, the new standard will require that excess tax benefits and shortfalls from share-based compensation awards be reported in operating activities in the statement of cash flows. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

In addition, the Company has not yet adopted the following recent accounting pronouncement and does not believe, based on the Company’s preliminary assessment, that its adoption will have a material effect on its consolidated financial position and results of operations:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services. The new standard must be adopted using either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 must be applied prospectively and provides a narrower framework to be used to determine if a set of assets and activities constitutes a business compared to the framework under the prior guidance and is generally expected to result in greater consistency in the application of ASC Topic 805, Business Combinations. As permitted, the Company adopted ASU 2017-01 in the second quarter of its fiscal year ending September 30, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates step two of the two-step quantitative goodwill impairment test. ASU 2017-04 applies to an entity that elects to use the quantitative method to test goodwill for impairment, but ASU 2017-04 does not eliminate the option to use instead the qualitative method to test goodwill for impairment. Step two of the quantitative impairment test guidance measures the amount of impairment loss and is performed when an entity concludes, as a result of performing step one of the quantitative test, that potential impairment exists. As permitted, the Company adopted ASU 2017-04 in the second quarter of its fiscal year ending September 30, 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain European subsidiaries of the Company. The recent decision by Britain to leave the European Union and related or other disruptive events in the United Kingdom or the European Union could result in increased foreign currency fluctuation, including fluctuation in currencies in which we operate. For each of the fiscal years 2016, 2015 and 2014, less than 20% of our consolidated net sales were made in currencies other than the U.S. dollar. For the six months ended March 31, 2017, consolidated net sales are inclusive of an approximately $25.4 million net negative impact from changes in foreign currency exchange rates and other comprehensive income (loss) reflects approximately $10.6 million in foreign currency translation adjustments, net of tax. For the six months ended March 31, 2017, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.7% in the six months ended March 31, 2017 and would have impacted our consolidated total assets by approximately 2.4% at March 31, 2017.

Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. As more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, the Company uses from time to time foreign exchange contracts to mitigate its remaining exposure to changes in foreign currency exchange rates. There have been no material changes to the aggregate notional amount of foreign exchange contracts held by the Company since September 30, 2016. At March 31, 2017, the aggregate net fair value of all foreign exchange contracts was $2.0 million, consisting of contracts in an asset position of approximately $0.5 million and contracts in a liability position of approximately $2.5 million.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect a net loss of $0.6 million for both the six months ended March 31, 2017 and the six months ended March 31, 2016, in connection with all of the Company’s foreign currency derivatives instruments, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. There were $5.5 million in borrowing outstanding under the ABL facility outstanding at March 31, 2017 and the Company held no interest rate swaps or similar derivative instruments.

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

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at March 31, 2017.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2017, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended March 31, 2017:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2017	548,562	$25.74	548,562	$484,044,067
February 1 through February 28, 2017	3,721,831	23.08	3,721,831	398,129,501
March 1 through March 31, 2017	83,780	22.44	83,780	396,249,109
Total this quarter	4,354,173	$23.41	4,354,173	$396,249,109

(1)          The table above does not include 1,783 shares of the Company’s common stock surrendered by grantees during the three months ended March 31, 2017 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

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

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Christian A. Brickman*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Donald T. Grimes*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Donald T. Grimes*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 4, 2017

	By:	/s/ Donald T. Grimes
Donald T. Grimes
Senior Vice President, Chief Financial Officer
and Chief Operations Officer
For the Registrant and as its Principal Financial Officer