Form 10-Q
period 2017-06-30
Sally Beauty Holdings, Inc.
filed 2017-08-03
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2017

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

As of July 28, 2017, there were 131,373,713 shares of the issuer’s common stock outstanding.

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

•                  our ability to efficiently manage and control our costs and the success of our cost control plans, including our recently implemented restructuring plan;

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

•                  shifts in the mix of product sold during any period;

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

•                  the volume of traffic to our stores;

•                  the impact of general economic conditions upon our business;

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following consolidated balance sheets as of June 30, 2017 and September 30, 2016, the consolidated statements of earnings and consolidated statements of comprehensive income for the three and nine months ended June 30, 2017 and 2016, and consolidated statements of cash flows for the nine months ended June 30, 2017 and 2016 are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$998,043	$998,161	$2,964,122	$2,976,260
Cost of products sold and distribution expenses	495,404	499,185	1,481,669	1,495,761
Gross profit	502,639	498,976	1,482,453	1,480,499
Selling, general and administrative expenses	337,992	339,459	1,017,383	1,020,497
Depreciation and amortization	29,255	25,433	83,972	72,524
Restructuring charges	5,054	—	14,265	—
Operating earnings	130,338	134,084	366,833	387,478
Interest expense	26,969	26,703	80,616	117,617
Earnings before provision for income taxes	103,369	107,381	286,217	269,861
Provision for income taxes	36,830	39,462	106,860	99,540
Net earnings	$66,539	$67,919	$179,357	$170,321

Earnings per share:
Basic	$0.49	$0.47	$1.28	$1.15
Diluted	$0.49	$0.46	$1.28	$1.14

Weighted average shares:
Basic	135,450	145,957	139,888	147,741
Diluted	136,159	147,837	140,634	149,476

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$66,539	$67,919	$179,357	$170,321
Other comprehensive income (loss):
Foreign currency translation adjustments	17,686	(14,119)	7,044	(16,191)
Total other comprehensive income (loss), before tax	17,686	(14,119)	7,044	(16,191)
Income taxes related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	17,686	(14,119)	7,044	(16,191)
Total comprehensive income	$84,225	$53,800	$186,401	$154,130

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value data)

	June 30, 2017	September 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,100	$86,622
Trade accounts receivable, less allowance for doubtful accounts of $1,130 at June 30, 2017 and $1,407 at September 30, 2016	46,994	46,942
Accounts receivable, other	41,413	37,041
Inventory	947,623	907,337
Other current assets	49,984	54,861
Deferred income tax assets	40,126	40,024
Total current assets	1,180,240	1,172,827
Property and equipment, net of accumulated depreciation of $531,890 at June 30, 2017 and $467,865 at September 30, 2016	310,176	319,558
Goodwill	533,950	532,714
Intangible assets, excluding goodwill, net of accumulated amortization of $120,970 at June 30, 2017 and $110,713 at September 30, 2016	83,305	92,963
Other assets	12,808	14,001
Total assets	$2,120,479	$2,132,063
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$82,246	$716
Accounts payable	291,878	271,376
Accrued liabilities	166,484	214,584
Income taxes payable	1,413	1,989
Total current liabilities	542,021	488,665
Long-term debt	1,784,480	1,783,294
Other liabilities	19,012	21,614
Deferred income tax liabilities, net	127,242	114,656
Total liabilities	2,472,755	2,408,229
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 132,694 and 144,842 shares issued and 132,505 and 144,571 shares outstanding at June 30, 2017 and September 30, 2016, respectively	1,325	1,446
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(260,594)	(177,561)
Accumulated other comprehensive loss, net of tax	(93,007)	(100,051)
Total stockholders’ deficit	(352,276)	(276,166)
Total liabilities and stockholders’ deficit	$2,120,479	$2,132,063

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net earnings	$179,357	$170,321
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	83,972	72,524
Share-based compensation expense	8,590	10,011
Amortization of deferred financing costs	2,364	2,467
Excess tax (benefit) shortfall from share-based compensation	1,060	(1,296)
Loss on extinguishment of debt	—	33,296
Deferred income taxes	11,325	12,787
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	90	(956)
Accounts receivable, other	(4,185)	6,338
Inventory	(36,221)	(32,759)
Other current assets	5,355	(4,403)
Other assets	622	(923)
Accounts payable and accrued liabilities	(27,177)	(11,182)
Income taxes payable	886	(1,851)
Other liabilities	(2,623)	(5,561)
Net cash provided by operating activities	223,415	248,813
Cash Flows from Investing Activities:
Capital expenditures	(66,565)	(110,798)
Proceeds from disposal of property and equipment	36	2,528
Acquisitions, net of cash acquired	—	(2,250)
Net cash used by investing activities	(66,529)	(110,520)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	296,500	912,000
Repayments of long-term debt	(215,519)	(938,346)
Repurchases of common stock	(286,503)	(162,367)
Debt issuance costs	—	(12,748)
Proceeds from exercises of stock options	16,941	13,072
Excess tax benefit (shortfall) from share-based compensation	(1,060)	1,296
Net cash used by financing activities	(189,641)	(187,093)
Effect of foreign exchange rate changes on cash and cash equivalents	233	(241)
Net decrease in cash and cash equivalents	(32,522)	(49,041)
Cash and cash equivalents, beginning of period	86,622	140,038
Cash and cash equivalents, end of period	$54,100	$90,997

Supplemental Cash Flow Information:
Interest paid (a)	$103,493	$138,563
Income taxes paid	$84,319	$86,916
Capital expenditures incurred but not paid	$1,200	$6,848

(a)         For the nine months ended June 30, 2016, interest paid includes $25.8 million in call premiums paid in connection with the Company’s December 2015 redemption in full of its senior notes due 2019.

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or “the Company”) sell professional beauty products and supplies through its Sally Beauty Supply (“SBS”) retail store and online operations in the U.S., Puerto Rico, Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain. In addition, the Company distributes professional beauty products and supplies to salons and salon professionals through its Beauty Systems Group (“BSG”) professional-only store and online operations and through a commissioned direct sales force that services salons in the U.S. and Canada, and to franchisees in the southern and southwestern regions of the U.S. and in Mexico through the operations of its subsidiary Armstrong McCall, L.P. (“Armstrong McCall”). A significant number of the Company’s products are available through a number of Sally Beauty Supply and BSG-operated websites. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the third-party manufacturers.

Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2017 and September 30, 2016, its consolidated results of operations and consolidated comprehensive income for the three and nine months ended June 30, 2017 and 2016, and its consolidated cash flows for the nine months ended June 30, 2017 and 2016.

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

The Company measures on a recurring basis and discloses the fair value of its financial instruments under the provisions of ASC Topic 820, Fair Value Measurement, as amended (“ASC 820”). The Company defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

Consistent with the hierarchy contained in ASC 820, the Company categorized certain of its financial assets and liabilities as follows at June 30, 2017 and September 30, 2016 (in thousands):

	As of June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (a)	$25	$—	$25	$—
Total assets	$25	$—	$25	$—
Liabilities
Long-term debt (b)	$1,922,179	$1,839,063	$83,116	$—
Foreign exchange contracts (a)	1,521	—	1,521	—
Total liabilities	$1,923,700	$1,839,063	$84,637	$—

	As of September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (a)	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities
Long-term debt (b)	$1,899,748	$1,897,625	$2,123	$—
Foreign exchange contracts (a)	272	—	272	—
Total liabilities	$1,900,020	$1,897,625	$2,395	$—

(a)         Foreign exchange contracts (including foreign currency forwards) are valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market foreign currency exchange rates. Please see Note 11 for more information about the Company’s foreign exchange contracts.

(b)         Long-term debt (including current maturities and borrowings under the asset-based senior secured loan facility (the “ABL facility”), if any, is carried in the Company’s consolidated financial statements at amortized cost of $1,888.0 million at June 30, 2017 and $1,807.7 million at September 30, 2016, less unamortized debt issuance costs of $21.2 million at June 30, 2017 and $23.7 million at September 30, 2016. The Company’s senior notes are valued for purposes of this disclosure using unadjusted quoted market prices for such debt securities. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates. Please see Note 10 and Note 15 for more information about the Company’s debt.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

5.   Accumulated Stockholders’ Deficit

In August 2014, the Company announced that its Board of Directors (the “Board”) approved a share repurchase program authorizing it to repurchase up to $1.0 billion of its common stock over an approximate three-year period expiring on September 30, 2017 (the “2014 Share Repurchase Program”). During the nine months ended June 30, 2017 and 2016, the Company repurchased and subsequently retired approximately 13.1 million and 6.2 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $286.5 million and $162.4 million, respectively. The Company funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to the Company recording such repurchases, the Company recorded the excess in accumulated deficit.

At June 30, 2017 and September 30, 2016, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $93.0 million and $100.1 million, respectively, net of income taxes of $2.3 million at both dates. At June 30, 2017, the Company’s only component of comprehensive income, other than net earnings, is foreign currency translation adjustments, net of income tax.

6.   Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net earnings	$66,539	$67,919	$179,357	$170,321
Weighted average basic shares	135,450	145,957	139,888	147,741
Dilutive securities:
Stock option and stock award programs	709	1,880	746	1,735
Weighted average diluted shares	136,159	147,837	140,634	149,476
Earnings per share:
Basic	$0.49	$0.47	$1.28	$1.15
Diluted	$0.49	$0.46	$1.28	$1.14

At June 30, 2017 and 2016, options to purchase 4,792,717 shares and 66,573 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share for the three months ended June 30, 2017 and 2016, respectively, since these options were anti-dilutive. At June 30, 2017 and 2016, options to purchase 4,792,717 shares and 1,094,343 shares, respectively, of the Company’s common stock were outstanding but not included in the computations of diluted earnings per share for the nine months ended June 30, 2017 and 2016, respectively, since these options were anti-dilutive. An anti-dilutive option is an option that is: (a) out-of-the-money (an option with an exercise price which is greater than the average price per share of the Company’s common stock during the period), or (b) in-the-money (an option with an exercise price which is less than the average price per share of the Company’s common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such option, exceeds the average price per share for the Company’s common stock during the period.

7.   Share-Based Payments

The Company from time to time may grant, subject to approval by the Board, performance-based awards and service-based awards to its employees under the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the “2010 Plan”), a stockholder-approved share-based compensation plan. The following table presents the total compensation cost included in selling, general and administrative expenses for all share-based compensation arrangements, and the related income tax benefits recognized in our consolidated statements of earnings (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Share-based compensation expense	$2,378	$2,838	$8,590	$10,011
Income tax benefit related to share-based compensation expense	$884	$1,062	$3,210	$3,769

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

During the nine months ended June 30, 2017 and 2016, the Company granted approximately 146,000 and 152,000 performance units (“target shares”), respectively, to its employees. Under the terms of these awards, a grantee may earn from 0% to 200% of his or her target shares, with the ultimate number of units earned upon settlement (and expense recognized) dependent on the Company’s level of achievement with respect to certain specified cumulative performance targets during the three-year period specified in each award (the “performance period”) and satisfaction of the employee service condition. Periodic expense for performance unit awards, which is estimated quarterly, is based on the Company’s projected performance during the performance period compared to the performance targets contained in the award. As such, for the nine months ended June 30, 2017 and 2016, the Company has estimated and recognized compensation expense for each award based on the percentage of the performance targets that the Company deems probable of achievement. The Company’s assessment of the compensation expense, if any, to be ultimately recognized in connection with its performance unit awards is based on currently available information. The compensation expense, if any, ultimately recognized may be significantly different from such estimates. To date, the Company has only granted performance units subject to the Company’s achievement of two performance targets: consolidated sales growth (as defined in the award documents) and return on invested capital (as defined in the award documents), in addition to service conditions.

The following table presents a summary of the activity for the Company’s performance unit awards for the nine months ended June 30, 2017:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2016	132	$23.45	2.0
Granted	146	25.53
Vested	—	—
Forfeited	(66)	24.62
Unvested at June 30, 2017	212	$24.52	1.8

The maximum compensation expense to be potentially recognized in connection with all outstanding performance unit awards is approximately $10.4 million, including $1.5 million of cumulative expense recognized on or prior to June 30, 2017.

Service-Based Awards

The Company measures the cost of services received from employees and directors in exchange for a service-based award of equity instruments based on the fair value of the award on the date of grant, and recognizes compensation expense on a straight-line basis over the vesting period or over the period ending on the date a recipient becomes eligible for retirement, if earlier, in connection with employees eligible to continue vesting awards upon retirement (“retirement-eligible”) under the provisions of the 2010 Plan. During the nine months ended June 30, 2017 and 2016, the Company recognized accelerated share-based compensation expense of $1.1 million and $1.3 million, respectively, in connection with service-based awards to retirement-eligible employees.

Stock Option Awards

The Company granted approximately 1.5 million service-based stock options to employees during both the nine months ended June 30, 2017 and 2016. Each option has an exercise price equal to the closing market price of the Company’s common stock on the date of grant and has a maximum term of 10 years. Options generally vest ratably over a three or four year period and are generally subject to forfeiture if employment terminates prior to completion of the vesting period, subject to certain retirement provisions contained in the 2010 Plan.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for the Company’s service-based stock option awards for the nine months ended June 30, 2017:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2016	5,584	$22.95	6.1	$19,615
Granted	1,457	25.60
Exercised	(919)	18.44
Forfeited or expired	(604)	25.82
Outstanding at June 30, 2017	5,518	$24.09	6.0	$4,649

Exercisable at June 30, 2017	2,742	$22.48	4.6	$4,649

The following table summarizes additional information about service-based stock options outstanding at June 30, 2017 under the Company’s share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number of Options Exercisable (in Thousands)	Weighted Average Exercise Price
$5.24 – 19.99	726	2.9	$13.84	726	$13.84
$20.00 – 24.99	1,678	6.4	23.46	933	23.47
$25.00 – 31.58	3,114	6.5	26.81	1,083	27.41
Total	5,518	6.0	$24.09	2,742	$22.48

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

The weighted average assumptions relating to the valuation of the Company’s stock options using the Black-Scholes option pricing model are as follows:

	Nine months ended June 30,
	2017	2016
Expected life (in years)	5.0	5.0
Expected volatility for the Company’s common stock	25.3%	27.2%
Risk-free interest rate	1.3%	1.5%
Dividend yield	0.0%	0.0%

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of the Company who have been granted stock options. The risk-free interest rate is based on the zero-coupon U.S. Treasury notes with a comparable term as of the date of the grant. Since the Company does not currently expect to pay dividends, the assumed dividend yield is 0%.

The weighted average fair value at the date of grant of the stock options issued by the Company in the nine months ended June 30, 2017 and 2016 was $6.37 and $6.32 per option, respectively. The aggregate intrinsic value of options exercised during the nine months ended June 30, 2017 was $7.4 million. The cash proceeds from these option exercises were $16.9 million and the tax benefit realized from these option exercises was $2.8 million.

At June 30, 2017, unrecognized compensation expense related to unvested stock option awards is approximately $9.3 million and is expected to be recognized over the weighted average period of 1.8 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Restricted Stock Awards

The Company granted approximately 35,000 and 40,000 service-based restricted share awards to its employees during the nine months ended June 30, 2017 and 2016, respectively. A restricted stock award is an award of shares of the Company’s common stock (which have full voting and dividend rights but are restricted with regard to sale or transfer), the restrictions over which lapse ratably over a specified period of time (generally three to five years). Restricted stock awards are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions of the 2010 Plan.

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

The following table presents a summary of the activity for the Company’s service-based restricted stock awards for the nine months ended June 30, 2017:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2016	271	$26.80	1.9
Granted	35	23.79
Vested	(94)	25.66
Forfeited	(23)	27.48
Unvested at June 30, 2017	189	$26.72	1.5

At June 30, 2017, unrecognized compensation expense related to unvested restricted stock awards is approximately $2.0 million and is expected to be recognized over the weighted average period of 1.5 years.

Restricted Stock Units

The Company from time to time grants service-based restricted stock unit (“RSU” or “RSUs”) awards, which generally vest within one year from the date of grant, pursuant to the 2010 Plan. To date, the Company has only granted service-based RSU awards to its non-employee directors. RSUs represent an unsecured promise of the Company to issue shares of the Company’s common stock. Unless forfeited prior to the vesting date, RSUs are converted into shares of the Company’s common stock generally on the vesting date. An independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of common stock of the Company that would otherwise be issued to such director on the vesting date. RSUs granted prior to the fiscal year 2012 are generally retained by the Company as deferred stock units that are not settled until six months after the independent director’s service as a director terminates. RSUs are generally subject to forfeiture if service terminates prior to the vesting of the units. Recipients have no voting rights with respect to unvested RSUs. Under the 2010 Plan, the Company may settle some or all of the vested deferred stock units with shares of the Company’s common stock or in cash.

The Company granted approximately 42,000 and 27,000 service-based RSUs to its non-employee directors during the nine months ended June 30, 2017 and 2016, respectively. The Company expenses the cost of a service-based RSU, which is determined to be the fair value of the RSU at the date of grant, on a straight-line basis over the vesting period (generally one year). For these purposes, the fair value of the RSU is determined based on the closing market price of the Company’s common stock on the date of grant.

The following table presents a summary of the activity for the Company’s service-based RSUs for the nine months ended June 30, 2017:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2016	—	$—	—
Granted	42	25.18
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2017	42	$25.18	0.2

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2017, unrecognized compensation expense related to unvested RSUs is approximately $0.3 million and is expected to be recognized over the weighted average period of 0.2 years.

8.   Goodwill and Intangible Assets

During the three months ended March 31, 2017, the Company completed its annual assessment for impairment of goodwill and other intangible assets. No material impairment losses were recognized in the current or prior periods presented in connection with the Company’s goodwill and other intangible assets.

For the three months ended June 30, 2017 and 2016, amortization expense related to other intangible assets was $3.2 million and $3.4 million, respectively, and, for the nine months ended June 30, 2017 and 2016, amortization expense was $9.9 million and $10.3 million, respectively.

9.   Commitments and Contingencies

During the fiscal year 2014, the Company disclosed that it had experienced a data security incident (the “2014 data security incident”). During the fiscal year 2015, the Company disclosed that it had experienced a second data security incident (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (“malware”) on our information technology systems, including our point-of-sale systems that the Company believes may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred to date in connection with the data security incidents include assessments by payment card networks, professional advisory fees and legal fees relating to investigating and remediating the data security incidents. In April 2017, the Company entered into agreements pursuant to which all existing claims and assessments by certain payment card networks were settled. The Company cannot provide any assurances regarding whether additional assessments by payment card networks will be received. Selling, general and administrative expenses for the nine months ended June 30, 2016 reflect expenses of $2.6 million related to the data security incidents.

The table that follows summarizes the activity for the Company’s loss contingency obligation for the nine months ended June 30, 2017 (in thousands):

Contingency	Liability at September 30, 2016 (1)	Expense	Payments, net of recovery	Liability at June 30, 2017
Data security incidents	$15,644	$—	$(9,285)	$6,359

(1) Unpaid costs are included in Accrued liabilities in the Company’s consolidated balance sheet.

The Company expects to incur additional costs and expenses related to the data security incidents in the future. These costs and expenses may result from potential additional liabilities to other payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of June 30, 2017, the scope of these additional costs and expenses, or a range thereof, beyond amounts management has determined to be probable, cannot be reasonably estimated. While the Company does not anticipate these additional costs and expenses or liabilities would have a material adverse impact on its business, financial condition and operating results, these additional costs and expenses could be significant.

10.   Short-term Borrowings and Long-term Debt

At June 30, 2017, the Company, through its subsidiary (Sally Holdings LLC, hereafter “Sally Holdings”) had a $500 million, five-year asset-based senior secured loan facility (the “ABL facility”), including a $25.0 million Canadian sub-facility for its Canadian operations. At June 30, 2017, the Company had borrowings of $81.5 million outstanding under the ABL facility and the Company had $398.3 million available for borrowing under the ABL facility, including the Canadian sub-facility. In addition, at June 30, 2017, the Company, through its subsidiaries Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”) had $1,800.0 million of senior notes outstanding, as summarized in the table below. Please see Note 13 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and Notes 4 and 15 in Item 1 of this Quarterly Report for more information about these debt obligations.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Details of long-term debt as of June 30, 2017 and September 30, 2016 are as follows (dollars in thousands):

	June 30, 2017	September 30, 2016	Interest Rates(a)
ABL facility(b)	$81,500	$—	(i) Prime plus (0.50% to 0.75%) or;
			(ii) LIBOR(b) plus (1.50% to 1.75%)
Senior notes due Jun. 2022	850,000	850,000	5.750%
Senior notes due Nov. 2023	200,000	200,000	5.500%
Senior notes due Dec. 2025	750,000	750,000	5.625%
Total	$1,881,500	$1,800,000
Plus: capital lease obligations	1,616	2,123
Less: unamortized debt issuance costs and premium, net(c)	16,390	18,113
Total debt	$1,866,726	$1,784,010
Less: current maturities	82,246	716
Total long-term debt	$1,784,480	$1,783,294

(a)         Interest rates shown represent the coupon or contractual rate or rates related to each debt instrument listed.

(b)         When used in this Quarterly Report, LIBOR means the London Interbank Offered Rate. At June 30, 2017 and September 30, 2016, unamortized debt issuance costs of $0.9 million and $1.6 million, respectively, related to the ABL facility are reported in other assets in the Company’s consolidated balance sheets.

(c)          Amounts are net of unamortized premium of $4.8 million and $5.6 million as of June 30, 2017 and September 30, 2016, respectively, related to notes with an aggregate principal amount of $150.0 million of the 5.750% senior notes due 2022 (the “senior notes due 2022”).

Maturities of the Company’s long-term debt are as follows as of June 30, 2017 (in thousands):

Twelve months ending June 30:
2018-2021	$81,500
2022	850,000
Thereafter	950,000
$1,881,500
Plus: capital lease obligations	1,616
Less: unamortized debt issuance costs and premium, net	16,390
Less: current maturities	82,246
Total long-term debt	$1,784,480

As further described in Note 15, on July 6, 2017, the Company announced that it had amended and restated its ABL facility (as defined below), entered into a new Term Loan B (as defined below), and completed its previously-announced redemption of all $850.0 million in aggregate principal amount of its Senior Notes due 2022 primarily with the proceeds of the new Term Loan B as well as existing cash balances and borrowings under the its new ABL facility.  Please see Note 15 in Item 1 of this Quarterly Report for more information on the Term Loan B and the new ABL facility.

11.    Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

The Company is exposed to a wide variety of risks, including risks arising from changing economic conditions. The Company manages its exposure to certain economic risks (including liquidity, credit risk, and changes in foreign currency exchange rates and in interest rates) primarily: (a) by closely managing its cash flows from operating and investing activities and the amounts and sources of its debt obligations; (b) by assessing periodically the creditworthiness of its business partners; and (c) through the use of derivative instruments (including foreign exchange contracts and interest rate swaps or caps) by Sally Holdings and its subsidiaries.

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

The Company from time to time uses interest rate derivatives (including interest rate swaps or caps) as part of its overall economic risk management strategy to add stability to the interest payments due in connection with its debt obligations. At June 30, 2017, the Company’s exposure to interest rate fluctuations relates to interest payments, if any, under the ABL facility and the Company held no derivative instruments in connection therewith. During the nine months ended June 30, 2017, the Company did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

The Company may use from time to time derivative instruments designated as hedges to manage its exposure to interest rate or foreign currency exchange rate movements, as appropriate. During the nine months ended June 30, 2017, the Company did not purchased or hold any such derivatives. Please see Note 15 for more information.

Non-designated Cash Flow Hedges

The Company may use from time to time derivative instruments (such as foreign exchange contracts and interest rate swaps or caps) not designated as hedges or that do not meet the requirements for hedge accounting to manage its exposure to foreign currency exchange rate or interest rate movements, as appropriate.

The Company uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from certain of its Sinelco Group subsidiaries’ purchases of merchandise from third-party suppliers. Sinelco’s functional currency is the Euro. As such, at June 30, 2017, the Company holds foreign currency forward contracts that enable it to sell approximately €4.0 million ($4.6 million, at the June 30, 2017 exchange rate) at a weighted average contractual EUR-USD exchange rate of 1.1291. The foreign currency forward contracts discussed in this paragraph are with a single counterparty and expire ratably through September 15, 2017.

The Company also uses foreign exchange contracts to manage the exposure to the U.S. dollar resulting from purchases of merchandise, primarily from third-party suppliers, by the Company’s subsidiary in Mexico. Such subsidiary’s functional currency is the Mexican Peso. As such, at June 30, 2017, the Company holds foreign currency forward contracts that enable it to sell approximately MXN155.9 million ($8.7 million, at the June 30, 2017 exchange rate) at a weighted average contractual USD-MXN exchange rate of 21.9557. The foreign currency forward contracts discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forward contracts discussed in the preceding paragraph) and expire ratably through September 29, 2017.

In addition, the Company uses foreign exchange contracts to mitigate its exposure to changes in foreign currency exchange rates in connection with certain intercompany balances not permanently invested. As such, at June 30, 2017, the Company holds: (a) a foreign currency forward contract that enables it to sell approximately €8.4 million ($9.6 million, at the June 30, 2017 exchange rate) at a contractual EUR-USD exchange rate of 1.1432, (b) a foreign currency forward contract that enables it to sell approximately C$8.9 million ($6.8 million, at the June 30, 2017 exchange rate) at a contractual USD-CAD exchange rate of 1.2987, (c) a foreign currency forward contract that enables it to buy approximately C$6.5 million ($5.0 million, at the June 30, 2017 exchange rate) at a contractual USD-CAD exchange rate of 1.3007 and (d) a foreign currency forward contract that enables it to buy approximately £0.2 million ($0.3 million, at the June 30, 2017 exchange rate) at a contractual GBP-USD exchange rate of 1.2966. All the foreign currency forward contracts discussed in this paragraph are with a single counterparty (not the same counterparty as that on the forward contracts discussed in the two preceding paragraphs) and expire on or before September 29, 2017.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2017, the Company’s foreign exchange contracts are not designated as hedges and do not meet the requirements for hedge accounting. Accordingly, the changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments, which are adjusted quarterly, are recorded in selling, general and administrative expenses in our consolidated statements of earnings. Selling, general and administrative expenses reflect a net loss of $0.8 million and a net gain of $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and a net loss of $1.4 million and $0.4 million for the nine months ended June 30, 2017 and 2016, respectively, in connection with all of the Company’s foreign currency derivative instruments, including marked-to-market adjustments.

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the Company’s consolidated balance sheets as of June 30, 2017 and September 30, 2016 (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	June 30, 2017	September 30, 2016	Classification	June 30, 2017	September 30, 2016
Derivatives designated as hedging instruments:
None
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$25	$—	Accrued liabilities	$1,521	$272
		$25	$—		$1,521	$272

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the three months ended June 30, 2017 and 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

Derivatives Not Designated as Hedging Instruments	Classification of Gain or (Loss) Recognized into Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,
		2017	2016
Foreign exchange contracts	Selling, general and administrative expenses	$(817)	$165

The table below presents the effect of the Company’s derivative financial instruments on the Company’s consolidated statements of earnings for the nine months ended June 30, 2017 and 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
None

Derivatives Not Designated as Hedging Instruments	Classification of Gain or (Loss) Recognized into Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Nine Months Ended June 30,
		2017	2016
Foreign exchange contracts	Selling, general and administrative expenses	$(1,449)	$(434)

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Credit-risk-related Contingent Features

At June 30, 2017, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was $1.5 million. The Company was under no obligation to post and had not posted any collateral related to the derivative instruments in a liability position.

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

12.   Business Segments

The Company’s business is organized into two operating and reporting segments: (i) Sally Beauty Supply, a domestic and international chain of retail stores and a consumer-facing e-commerce website that offers professional beauty products and supplies to both retail customers and salon professionals primarily in North America, Puerto Rico, and parts of Europe and South America and (ii) Beauty Systems Group, including its franchise-based business Armstrong McCall, a full service distributor of beauty products and supplies that offers professional beauty products directly to salons and salon professionals through its professional-only stores, e-commerce websites and its own sales force in partially exclusive geographical territories primarily in North America.

The accounting policies of both of our business segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Sales between segments, which were eliminated in consolidation, were not material during the three and nine months ended June 30, 2017 and 2016.

Segment data for the three and nine months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016 (a)	2017	2016 (a)
Net sales:
Sally Beauty Supply	$594,880	$602,632	$1,760,732	$1,797,068
BSG	403,163	395,529	1,203,390	1,179,192
Total	$998,043	$998,161	$2,964,122	$2,976,260
Earnings before provision for income taxes:
Segment operating earnings:
Sally Beauty Supply	$104,880	$104,908	$294,245	$313,792
BSG	67,327	65,196	193,630	191,649
Segment operating earnings	172,207	170,104	487,875	505,441
Unallocated corporate expenses (b)	(34,437)	(33,182)	(98,187)	(107,952)
Restructuring charges	(5,054)	—	(14,265)	—
Share-based compensation expense	(2,378)	(2,838)	(8,590)	(10,011)
Interest expense (c)	(26,969)	(26,703)	(80,616)	(117,617)
Earnings before provision for income taxes	$103,369	$107,381	$286,217	$269,861

(a)         Certain amounts for the prior fiscal periods have been reclassified to conform to the current fiscal period presentation, in connection with realignment of a business component from our BSG segment to our Sally Beauty Supply segment.

(b)         Unallocated corporate expenses consist of corporate and shared costs.

(c)          For the nine months ended June 30, 2016, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company’s December 2015 redemption of its senior notes due 2019.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

13.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2017 and September 30, 2016, the related condensed consolidating statements of earnings and comprehensive income for the three and nine months ended June 30, 2017 and 2016, and the condensed consolidating statements of cash flows for the nine months ended June 30, 2017 and 2016 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings and Sally Capital Inc. (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a condensed consolidated basis.

Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided because management believes the following information is sufficient since the guarantor subsidiaries are 100% indirectly owned by the Parent and all guarantees are full and unconditional. The accounts, inventory, credit card receivables, deposit accounts, certain intercompany notes and certain other personal property of the guarantor subsidiaries relating to the inventory and accounts are pledged under the ABL facility and consequently may not be available to satisfy the claims of general creditors. Please see Note 15 for more information.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

June 30, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$15,684	$38,406	$—	$54,100
Trade and other accounts receivable, less allowance for doubtful accounts	14	—	59,917	28,476	—	88,407
Due from affiliates	—	—	2,198,096	—	(2,198,096)	—
Inventory	—	—	725,638	221,985	—	947,623
Other current assets	4,304	83	27,956	17,641	—	49,984
Deferred income tax assets	50	—	35,740	4,336	—	40,126
Property and equipment, net	11	—	229,895	80,270	—	310,176
Investment in subsidiaries	1,062,261	3,636,311	372,778	—	(5,071,350)	—
Goodwill and other intangible assets, net	—	—	471,429	145,826	—	617,255
Other assets	1,515	1,938	(8,114)	17,469	—	12,808
Total assets	$1,068,155	$3,638,342	$4,129,019	$554,409	$(7,269,446)	$2,120,479

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$209	$—	$230,426	$61,243	$—	$291,878
Due to affiliates	1,420,179	697,816	—	80,101	(2,198,096)	—
Accrued liabilities	259	11,484	123,219	31,522	—	166,484
Income taxes payable	66	1,619	—	(272)	—	1,413
Long-term debt	—	1,865,110	2	1,614	—	1,866,726
Other liabilities	—	—	15,174	3,838	—	19,012
Deferred income tax liabilities	(282)	52	123,887	3,585	—	127,242
Total liabilities	1,420,431	2,576,081	492,708	181,631	(2,198,096)	2,472,755
Total stockholders’ (deficit) equity	(352,276)	1,062,261	3,636,311	372,778	(5,071,350)	(352,276)
Total liabilities and stockholders’ (deficit) equity	$1,068,155	$3,638,342	$4,129,019	$554,409	$(7,269,446)	$2,120,479

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended June 30, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$814,423	$183,620	$—	$998,043
Related party sales	—	—	648	—	(648)	—
Cost of products sold and distribution expenses	—	—	398,707	97,345	(648)	495,404
Gross profit	—	—	416,364	86,275	—	502,639
Selling, general and administrative expenses	2,725	81	263,021	72,165	—	337,992
Depreciation and amortization	1	—	22,412	6,842	—	29,255
Restructuring charges	—	—	5,054	—	—	5,054
Operating earnings (loss)	(2,726)	(81)	125,877	7,268	—	130,338
Interest expense (income)	—	26,952	(1)	18	—	26,969
Earnings (loss) before provision for income taxes	(2,726)	(27,033)	125,878	7,250	—	103,369
Provision (benefit) for income taxes	(1,058)	(10,500)	44,929	3,459	—	36,830
Equity in earnings of subsidiaries, net of tax	68,207	84,740	3,791	—	(156,738)	—
Net earnings	66,539	68,207	84,740	3,791	(156,738)	66,539

Other comprehensive income, net of tax	—	—	—	17,686	—	17,686
Total comprehensive income	$66,539	$68,207	$84,740	$21,477	$(156,738)	$84,225

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Three Months Ended June 30, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$811,657	$186,504	$—	$998,161
Related party sales	—	—	678	—	(678)	—
Cost of products sold and distribution expenses	—	—	399,317	100,546	(678)	499,185
Gross profit	—	—	413,018	85,958	—	498,976
Selling, general and administrative expenses	2,799	93	265,887	70,680	—	339,459
Depreciation and amortization	1	—	19,488	5,944	—	25,433
Operating earnings (loss)	(2,800)	(93)	127,643	9,334	—	134,084
Interest expense	—	26,681	(8)	30	—	26,703
Earnings (loss) before provision for income taxes	(2,800)	(26,774)	127,651	9,304	—	107,381
Provision (benefit) for income taxes	(1,088)	(10,399)	48,037	2,912	—	39,462
Equity in earnings of subsidiaries, net of tax	69,631	86,006	6,392	—	(162,029)	—
Net earnings	67,919	69,631	86,006	6,392	(162,029)	67,919

Other comprehensive income, net of tax	—	—	—	(14,119)	—	(14,119)
Total comprehensive income (loss)	$67,919	$69,631	$86,006	$(7,727)	$(162,029)	$53,800

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Nine Months Ended June 30, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$2,429,104	$535,018	$—	$2,964,122
Related party sales	—	—	1,991	—	(1,991)	—
Cost of products sold and distribution expenses	—	—	1,201,427	282,233	(1,991)	1,481,669
Gross profit	—	—	1,229,668	252,785	—	1,482,453
Selling, general and administrative expenses	8,095	412	794,360	214,516	—	1,017,383
Depreciation and amortization	3	—	65,431	18,538	—	83,972
Restructuring charges	—	—	14,265	—	—	14,265
Operating earnings (loss)	(8,098)	(412)	355,612	19,731	—	366,833
Interest expense (income)	—	80,560	(1)	57	—	80,616
Earnings (loss) before provision for income taxes	(8,098)	(80,972)	355,613	19,674	—	286,217
Provision (benefit) for income taxes	(3,145)	(31,451)	132,727	8,729	—	106,860
Equity in earnings of subsidiaries, net of tax	184,310	233,831	10,945	—	(429,086)	—
Net earnings	179,357	184,310	233,831	10,945	(429,086)	179,357

Other comprehensive income, net of tax	—	—	—	7,044	—	7,044
Total comprehensive income	$179,357	$184,310	$233,831	$17,989	$(429,086)	$186,401

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income
Nine Months Ended June 30, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net sales	$—	$—	$2,427,585	$548,675	$—	$2,976,260
Related party sales	—	—	2,060	—	(2,060)	—
Cost of products sold and distribution expenses	—	—	1,201,276	296,545	(2,060)	1,495,761
Gross profit	—	—	1,228,369	252,130	—	1,480,499
Selling, general and administrative expenses	8,375	263	801,954	209,905	—	1,020,497
Depreciation and amortization	2	—	55,139	17,383	—	72,524
Operating earnings (loss)	(8,377)	(263)	371,276	24,842	—	387,478
Interest expense	—	117,547	(4)	74	—	117,617
Earnings (loss) before provision for income taxes	(8,377)	(117,810)	371,280	24,768	—	269,861
Provision (benefit) for income taxes	(3,254)	(45,758)	139,860	8,692	—	99,540
Equity in earnings of subsidiaries, net of tax	175,444	247,496	16,076	—	(439,016)	—
Net earnings	170,321	175,444	247,496	16,076	(439,016)	170,321

Other comprehensive income (loss), net of tax	—	—	—	(16,191)	—	(16,191)
Total comprehensive income (loss)	$170,321	$175,444	$247,496	$(115)	$(439,016)	$154,130

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries

Net cash provided (used) by operating activities	$12,488	$(71,305)	$275,021	$7,211	$—	$223,415
Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from sale of property and equipment	—	—	(50,099)	(16,430)	—	(66,529)
Due from affiliates	—	—	(231,591)	—	231,591	—
Net cash used by investing activities	—	—	(281,690)	(16,430)	231,591	(66,529)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	296,500	—	—	—	296,500
Repayments of long-term debt	—	(215,000)	(15)	(504)	—	(215,519)
Repurchases of common stock	(286,503)	—	—	—	—	(286,503)
Proceeds from exercises of stock options	16,941	—	—	—	—	16,941
Due to affiliates	258,134	(38,557)	—	12,014	(231,591)	—
Excess tax benefit/shortfall from share-based compensation	(1,060)	—	—	—	—	(1,060)
Net cash (used) provided by financing activities	(12,488)	42,943	(15)	11,510	(231,591)	(189,641)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	233	—	233
Net decrease in cash and cash equivalents	—	(28,362)	(6,684)	2,524	—	(32,522)
Cash and cash equivalents, beginning of period	—	28,372	22,368	35,882	—	86,622
Cash and cash equivalents, end of period	$—	$10	$15,684	$38,406	$—	$54,100

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

14.   Restructuring Plan

In January 2017, the Board approved a comprehensive restructuring plan (the “Restructuring Plan”) for the Company’s businesses that included a number of organizational efficiency initiatives and other cost reduction opportunities. The Restructuring Plan comprises the closure of four administrative offices in the U.S. and Canada, reductions in both salaried and hourly workforce and certain other cost reduction activities. The Company had initially estimated that it would incur total aggregate charges of approximately $12 million to $14 million in connection with the Restructuring Plan. Subsequently, the Company expanded the restructuring initiatives contemplated by the Restructuring Plan and estimated that it would incur total charges of up to $17 million. The remaining costs relate to the planned facility closures and to other cost reduction activities, and are expected to be recognized during the quarter ending September 30, 2017.

Certain information about the Restructuring Plan as of June 30, 2017 is as follows (in thousands):

Restructuring Activity	Liability at December 31, 2016	Expenses (1)	Cost Paid and Other	Liability at June 30, 2017 (2)
Workforce reductions	$—	$9,962	$8,559	$1,403
Facility closures	—	2,748	2,293	455
Other	—	1,555	1,500	55
Total	$—	$14,265	$12,352	$1,913

(1)         Expenses include costs incurred in connection with Sally Beauty Supply ($8.4 million), BSG ($4.1 million) and corporate ($1.8 million) activities.

(2)         Unpaid costs are included in accrued liabilities in the Company’s consolidated balance sheet at June 30, 2017.

15.   Subsequent Events

On July 6, 2017, Sally Holdings and Sally Capital Inc. (collectively, the “Borrowers”), both indirect wholly-owned subsidiaries of the Company, entered into a seven-year term loan credit facility pursuant to which the Borrowers borrowed $850 million (the “Term Loan B”). The Term Loan B consists of a variable-rate tranche in the amount of $550 million which bears interest at LIBOR plus 2.50% or, at the option of the Borrowers, at an alternate base rate plus 1.50%, and a fixed-rate tranche in the amount of $300 million which bears interest at 4.50%. The initial interest rate on the variable-rate tranche is 3.75%. The agreement governing the Term Loan B contains a customary covenant package substantially consistent with the indentures governing the Company’s existing senior notes. Borrowings under the Term Loan B are secured by a first-priority lien in and upon substantially all of the assets of the Company and its domestic subsidiaries other than the accounts, inventory (and the proceeds thereof) and other assets that secure the ABL facility on a first-priority basis. In addition, the variable-rate tranche contains provisions requiring quarterly repayments of principal in an amount equal to 0.25% of the original amount for the variable-rate tranche. The Term Loan B matures on July 5, 2024.

Simultaneously with the entry into the Term Loan B, the Company and certain of the Company’s indirect and direct subsidiaries that are borrowers or guarantors entered into an amended and restated $500 million, asset-based senior secured loan facility (the “new ABL facility”). After the refinancing of certain of our debt in July 2017 and payment of certain expenses related to the refinancing, there were $118.0 million in borrowings outstanding under the new ABL facility, including the amount drawn in connection with the Company’s redemption of the senior notes due 2022 described below. The terms of the new ABL facility are substantially the same as those of the previous ABL facility (which are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016), except for an extension of the maturity to July 6, 2022, improved pricing, a relaxation of the restrictions on Sally Holdings’ ability to make Restricted Payments, as defined in the new ABL facility, and certain other improved terms. After the refinancing of certain of our debt in July 2017, the Company had approximately $362 million available for borrowing under the new ABL facility, including the Canadian sub-facility. In connection with the Company’s modification of the ABL facility, the Company will record a loss on extinguishment of debt in the amount of approximately $0.4 million.

The Company used the net proceeds from the Term Loan B (approximately $845.8 million), as well as existing cash balances and borrowings under the new ABL facility in the amount of $33.5 million (i) to redeem $850.0 million aggregate outstanding principal amount of its senior notes due 2022 at a premium equal to 102.875%, plus accrued and unpaid interest up to, but not including, July 6, 2017 and (ii) to pay fees and expenses incurred in connection with the origination of the Term Loan B and redemption of the senior notes due 2022. In connection with the Company’s redemption of its senior notes due 2022, the Company will record a loss on extinguishment of debt in the amount of approximately $27.6 million, including a redemption

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

premium in the amount of approximately $24.4 million and unamortized deferred financing costs of approximately $8.0 million, partially offset by the write-off of unamortized premium of $4.8 million.

The Company has exposure to interest rate fluctuations in connection with the above-described variable-rate tranche of its Term Loan B. In order to in part mitigate this exposure, on July 6, 2017, the Company entered into two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”). The interest rate caps expire on June 30, 2023 and limit the Company’s maximum interest rate in connection with the variable-rate tranche of its Term Loan B (the “hedged cash flows”) to 5.5%. The Company intends to designate the interest rate caps as effective cash flow hedges in accordance with GAAP.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as the Risk Factors section contained in that Annual Report and information contained elsewhere in this Quarterly Report, including the interim condensed consolidated financial statements and condensed notes to those financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Highlights for the Three Months Ended June 30, 2017:

•                  Our consolidated net sales for the three months ended June 30, 2017 were $998.0 million, approximately the same as consolidated net sales of $998.2 million for the three months ended June 30, 2016;

•                  Our consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, increased 0.3% for the three months ended June 30, 2017, compared to an increase of 2.5% for the three months ended June 30, 2016;

•                  Our consolidated gross profit for the three months ended June 30, 2017, increased by $3.7 million, or 0.7%, to $502.6 million compared to $499.0 million for the three months ended June 30, 2016. As a percentage of net sales, gross profit increased by 40 basis points to 50.4% for the three months ended June 30, 2017;

•                  During the three months ended June 30, 2017, we incurred approximately $5.1 million in expenses, including severance and related expenses of $1.5 million, facility closure expenses of $2.7 million and other costs of $0.8 million, in connection with the comprehensive restructuring plan announced earlier this year;

•                  Our consolidated operating earnings for the three months ended June 30, 2017, decreased by $3.7 million, or 2.8%, to $130.3 million compared to $134.1 million for the three months ended June 30, 2016. As a percentage of net sales, operating earnings decreased by 30 basis points to 13.1% for the three months ended June 30, 2017;

•                  Our consolidated net earnings decreased by $1.4 million, or 2.0%, to $66.5 million for the three months ended June 30, 2017, compared to $67.9 million for the three months ended June 30, 2016. As a percentage of net sales, net earnings decreased by 10 basis points to 6.7% for the three months ended June 30, 2017;

•                  Our diluted earnings per share for the three months ended June 30, 2017, were $0.49 compared to $0.46 for the three months ended June 30, 2016;

•                  Cash provided by operations was $63.9 million for the three months ended June 30, 2017, compared to $36.6 million for the three months ended June 30, 2016;

•                  During the three months ended June 30, 2017, we repurchased and subsequently retired approximately 6.2 million shares of our common stock at an aggregate cost of approximately $117.6 million;

•                  In July 2017, the Company redeemed in full its 5.75% senior notes due 2022 (the “senior notes due 2022”) primarily with the net proceeds from its July 2017 issuance of an $850.0 million seven-year term loan credit facility (the “Term Loan B”). For the quarter ending September 30, 2017, the Company will record a loss on extinguishment of debt of $27.6 million in connection therewith; and

•                  In July 2017, the Company and certain of the Company’s subsidiaries entered into an amended and restated $500 million, asset-based senior secured loan facility, extending the maturity to July 2022 and amending certain other terms.

Overview

Description of Business

As of June 30, 2017, we operated primarily through two business units, Sally Beauty Supply and Beauty Systems Group, (“BSG”). We believe that the Company is the largest open-line distributor of professional beauty products and supplies in the U.S. based on store count. As of June 30, 2017, through Sally Beauty Supply and BSG, we had a multi-channel platform of 5,003 company-operated stores and supplied 185 franchised stores in North America and select South American and European countries. Within BSG, we also have one of the largest networks of professional distributor sales consultants in North America. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty products and supplies, including hair color products, hair care products, styling tools, skin and nail care products and other beauty items. Our Sally Beauty stores service retail consumers and salon professionals, while BSG services exclusively salons and salon professionals. For the nine months ended June 30, 2017, our consolidated net sales and operating earnings were $2,964.1 million and $366.8 million, respectively.

As of June 30, 2017, Sally Beauty Supply (“SBS”) operated 3,807 company-operated retail stores (generally under the Sally Beauty banner), 2,925 of which are located in the U.S., with the remaining 882 company-operated stores located in Canada, Mexico, Chile, Colombia, Peru, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands and Spain, and also operated a consumer-facing e-commerce website. SBS also supplied 19 franchised stores located in the United Kingdom, Ireland, Belgium and France. In the U.S. and Canada, our Sally Beauty stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our Sally Beauty stores carry an extensive selection of professional beauty products and supplies for both retail customers and salon professionals, featuring an average of 8,000 SKUs of beauty products across product categories including hair color, hair care, skin and nail care, beauty sundries and styling tools. Our Sally Beauty stores carry leading third-party brands, such as OPI®, China Glaze®, Wella®, Clairol®, Conair® and Hot Shot Tools®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for SBS outside the U.S. and Canada vary by marketplace. For the nine months ended June 30, 2017, SBS’s net sales and segment operating earnings were $1,760.7 million and $294.2 million, representing 59% and 60%, respectively, of our consolidated net sales and consolidated operating earnings before unallocated corporate expenses, restructuring charges and share-based compensation expense.

We believe that BSG is the largest full-service distributor of professional beauty products and supplies in North America, servicing exclusively salons and salon professionals. As of June 30, 2017, BSG had 1,196 company-operated stores, supplied 166 franchised stores and operated several e-commerce websites selling exclusively to salons and salon professionals in the U.S., Canada and Mexico. In addition, BSG had a sales force of approximately 839 professional distributor sales consultants selling exclusively to salons and salon professionals in the U.S. and Canada. Company-operated BSG stores, which operate primarily under the CosmoProf banner, average approximately 2,600 square feet in size and are located primarily in secondary strip shopping centers. BSG stores, with an average of 9,500 SKUs per location, offer a comprehensive selection of beauty products that include hair color and care, skin and nail care, beauty sundries and styling tools. Through BSG’s large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon industry. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Matrix®, Schwarzkopf®, Kenra®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by salons to retail consumers. BSG is also the exclusive source for certain well-known third-party branded products pursuant to exclusive distribution agreements with certain suppliers within specified geographic territories. For the nine months ended June 30, 2017, BSG’s net sales and segment operating earnings were $1,203.4 million and $193.6 million, representing 41% and 40%, respectively, of our consolidated net sales and consolidated operating earnings before unallocated corporate expenses, restructuring charges and share-based compensation expense.

Share Repurchase Program

In August 2014, the Company announced that Company’s Board of Directors (“the Board”) had approved a share repurchase program authorizing it to repurchase up to $1.0 billion of its common stock over an approximate three-year period expiring on September 30, 2017 (the “2014 Share Repurchase Program”).

During the three months ended June 30, 2017, the Company repurchased and subsequently retired approximately 6.2 million shares of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $117.6 million. The Company did not repurchase any of its common stock during the three months ended June 30, 2016. During the nine months ended June 30, 2017 and 2016, the Company repurchased and subsequently retired approximately 13.1 million shares and 6.2 million shares at a cost of $286.5 million and $162.4 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by accounting principles generally accepted in the United States (“GAAP”), to the extent that the share repurchase amounts exceeded the balance of additional paid-in capital prior to such repurchases, the Company recorded the excess in accumulated deficit.

As of June 30, 2017, the Company had approximately $278.6 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II — Other Information, of this Quarterly Report for additional information about the Company’s share repurchases.

Restructuring Plan

In January 2017, the Board approved a comprehensive restructuring plan (the “Restructuring Plan”) for the Company’s businesses that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities. Subsequently, the Company expanded the restructuring initiatives contemplated by the Restructuring Plan and estimated that it would incur total charges of up to $17 million from the Restructuring Plan. During the three and nine months ended June 30, 2017, the

Company recognized restructuring charges of approximately $5.1 million and $14.3 million, respectively in connection with the Restructuring Plan, including severance and related expenses of approximately $1.5 million and $10.0 million, respectively. During the nine months ended June 30, 2017, the Company also recognized facility closure expenses of $2.7 million and expenses related to other cost-reduction initiatives of $1.6 million in connection with the Restructuring Plan.  The remaining estimated costs related to the Restructuring Plan are expected to be recognized during the quarter ending September 30, 2017. The annualized pre-tax benefit of the restructuring initiatives is estimated to be between $20 million and $22 million in future fiscal years, with estimated benefits of approximately $12.0 million realized in fiscal year 2017.

Refinancing of Debt

On July 6, 2017, Sally Holdings LLC (“Sally Holdings”) and Sally Capital Inc. (collectively, the “Borrowers”), both indirect wholly-owned subsidiaries of the Company, entered into a seven-year term loan credit facility pursuant to which the Borrowers borrowed $850 million. The Term Loan B consists of a variable-rate tranche in the amount of $550 million which bears interest at LIBOR plus 2.50% (or at an alternate base rate plus 1.50%, at the option of the Borrowers), and a fixed-rate tranche in the amount of $300 million which bears interest at 4.50%. The initial interest rate on the variable-rate tranche is 3.75%. The agreement governing the Term Loan B contains a customary covenant package substantially consistent with the indentures governing the Company’s existing senior notes. Borrowings under the Term Loan B are secured by a first-priority lien in and upon substantially all of the assets of the Company and its domestic subsidiaries other than the accounts, inventory (and the proceeds thereof) and other assets that secure the ABL facility on a first-priority basis. In addition, the variable-rate tranche contains provisions requiring quarterly repayments of principal in an amount equal to 0.25% of the original amount for that tranche. The Term Loan B matures on July 5, 2024.

Simultaneously with the entry into the Term Loan B, the Company and certain of the Company’s indirect and direct subsidiaries that are borrowers or guarantors entered into an amended and restated $500 million, asset-based senior secured loan facility (the “new ABL facility”).  After the refinancing of certain of our debt in July 2017, there were $118.0 million in borrowings outstanding under the new ABL facility, including the amount drawn in connection with the Company’s redemption of the senior notes due 2022 as described below. The terms of the new ABL facility are substantially the same as those on the previous ABL credit facility (which are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016), except for an extension of the maturity to July 6, 2022, improved pricing, a relaxation of the restrictions on Sally Holdings’ ability to make Restricted Payments, as defined in the new ABL facility, and certain other improved terms. After the refinancing of certain of our debt in July 2017, the Company had approximately $362 million available for borrowing under the new ABL facility, including the Canadian sub-facility.

In July 2017, the Issuers redeemed $850 million aggregate principal amount of their senior notes due 2022 at a redemption price equal to 102.875% plus accrued but unpaid interest to, but not including, the redemption date. The redemption was funded primarily with the net proceeds of the Term Loan B, in the principal amount of $850 million, as well as existing cash balances and borrowings under the new ABL facility, as appropriate. Please see Note 15 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the Company’s refinancing of debt.

The Company has exposure to interest rate fluctuations in connection with the variable-rate tranche of its Term Loan B, as described above. In order to in part mitigate this exposure, on July 6, 2017, the Company entered into two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”). The interest rate caps expire on June 30, 2023 and limit the Company’s maximum interest rate in connection with the variable-rate tranche under the Term Loan B (the “hedged cash flows”) to 5.5%. The Company intends to designate the interest rate caps as effective cash flow hedges in accordance with GAAP.

Data Security Incidents

During the fiscal year 2014, the Company disclosed that it had experienced a data security incident (the “2014 data security incident”). During the fiscal year 2015, the Company disclosed that it had experienced a second data security incident (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (“malware”) on our information technology systems, including our point-of-sale systems, that we believe may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred to date in connection with the data security incidents include assessments by payment card networks, professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents.

As of September 30, 2016, the Company had an aggregate accrued liability relating to the data security incidents of $15.6 million. During the nine months ended June 30, 2017 and 2016, selling, general and administrative expenses reflect expenses of less than $0.1 million and $2.6 million, respectively, consisting of expenses related to the data security incidents. During the nine months ended June 30, 2017, the Company made net payments against prior assessments by two payment card networks in connection with the data security incidents in the aggregate amount of $9.3 million. As of June 30, 2017, the Company had an accrued liability relating to the data security incidents of $6.4 million.

The Company expects to incur additional costs and expenses related to the data security incidents in future periods. These costs and expenses may result from potential additional liabilities to other payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of June 30, 2017, the scope of these additional costs and expenses, or a range thereof, beyond amounts management has determined to be probable, cannot be reasonably estimated and, while we do not anticipate these additional costs and expenses or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs and expenses could be significant.

Other Significant Items

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

In March 2017, the United Kingdom gave formal notice to the European Union of its intent to withdraw from the European Union. Due to uncertainty regarding the terms of the negotiated withdrawal and separation, the Company is unable to predict the potential impact of this event and any related or other disruptive events on the economies of the United Kingdom or the European Union. The Company does not believe that this event will have a material adverse impact on its business, financial condition and operating results, although the Company believes its businesses in the U.K. could be affected by incremental costs in the future related to the United Kingdom’s withdrawal from the European Union, including increased shipping costs, customs, duties and value added taxes.

Results of Operations

The following table shows the consolidated results of operations of our business for the three and nine months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales	$998,043	$998,161	$2,964,122	$2,976,260
Cost of products sold and distribution expenses	495,404	499,185	1,481,669	1,495,761
Gross profit	502,639	498,976	1,482,453	1,480,499
Total operating costs and expenses	372,301	364,892	1,115,620	1,093,021
Operating earnings	130,338	134,084	366,833	387,478
Interest expense	26,969	26,703	80,616	117,617
Earnings before provision for income taxes	103,369	107,381	286,217	269,861
Provision for income taxes	36,830	39,462	106,860	99,540
Net earnings	$66,539	$67,919	$179,357	$170,321

The following table shows the consolidated results of operations of our business for the three and nine months ended June 30, 2017 and 2016, expressed as a percentage of net sales for each respective period shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold and distribution expenses	49.6%	50.0%	50.0%	50.3%
Gross profit	50.4%	50.0%	50.0%	49.7%
Total operating costs and expenses	37.3%	36.6%	37.6%	36.7%
Operating earnings	13.1%	13.4%	12.4%	13.0%
Interest expense	2.7%	2.6%	2.7%	3.9%
Earnings before provision for income taxes	10.4%	10.8%	9.7%	9.1%
Provision for income taxes	3.7%	4.0%	3.6%	3.4%
Net earnings	6.7%	6.8%	6.1%	5.7%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016 (a)	2017	2016 (a)
Net sales:
SBS	$594,880	$602,632	$1,760,732	$1,797,068
BSG	403,163	395,529	1,203,390	1,179,192
Consolidated	$998,043	$998,161	$2,964,122	$2,976,260
Gross profit	$502,639	$498,976	$1,482,453	$1,480,499
Gross margin	50.4%	50.0%	50.0%	49.7%
Selling, general and administrative expenses	$337,992	$339,459	$1,017,383	$1,020,497
Depreciation and amortization	$29,255	$25,433	$83,972	$72,524
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$104,880	$104,908	$294,245	$313,792
BSG	67,327	65,196	193,630	191,649
Segment operating earnings	172,207	170,104	487,875	505,441
Unallocated corporate expenses (b)	(34,437)	(33,182)	(98,187)	(107,952)
Restructuring charges	(5,054)	—	(14,265)	—
Share-based compensation expense	(2,378)	(2,838)	(8,590)	(10,011)
Operating earnings	130,338	134,084	366,833	387,478
Interest expense (c)	(26,969)	(26,703)	(80,616)	(117,617)
Earnings before provision for income taxes	$103,369	$107,381	$286,217	$269,861
Segment operating margin:
SBS	17.6%	17.4%	16.7%	17.5%
BSG	16.7%	16.5%	16.1%	16.3%
Consolidated operating margin	13.1%	13.4%	12.4%	13.0%
Number of stores at end-of-period (including franchises):
SBS			3,826	3,750
BSG			1,362	1,322
Consolidated			5,188	5,072
Same store sales growth (decline) (d)
SBS	(0.8)%	1.3%	(1.3)%	2.0%
BSG	2.8%	5.4%	1.4%	6.8%
Consolidated	0.3%	2.5%	(0.4)%	3.5%

(a)         Certain amounts for the prior fiscal period have been reclassified to conform to the current fiscal period presentation, in connection with realignment of a business component from our BSG segment to our Sally Beauty Supply segment.

(b)         Unallocated corporate expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings.

(c)          For the nine months ended June 30, 2016, interest expense includes a loss on extinguishment of debt of $33.3 million in connection with the Company’s December 2015 redemption of its senior notes due 2019.

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

The Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

The table below presents net sales, gross profit and gross margin data for each reportable segment (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
Net sales:
SBS	$594,880	$602,632	$(7,752)	(1.3)%
BSG	403,163	395,529	7,634	1.9%
Consolidated net sales	$998,043	$998,161	$(118)	—

Gross profit:
SBS	$333,398	$332,705	$693	0.2%
BSG	169,241	166,271	2,970	1.8%
Consolidated gross profit	$502,639	$498,976	$3,663	0.7%

Gross margin:
SBS	56.0%	55.2%	0.8%
BSG	42.0%	42.0%	—
Consolidated gross margin	50.4%	50.0%	0.4%

Net Sales

Consolidated net sales were essentially flat for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Consolidated net sales for the three months ended June 30, 2017, are inclusive of a net negative impact from changes in foreign currency exchange rates of $10.2 million, or 1.0% of consolidated net sales. Sales from company-operated SBS and BSG stores that have been open for 14 months or longer increased approximately $5.8 million, or 0.6% of consolidated net sales, compared to the three months ended June 30, 2016. For the three months ended June 30, 2017, consolidated same store sales increased at a rate of 0.3%, compared to 2.5% for the three months ended June 30, 2016, primarily as a result of a decrease in the number of customer transactions at our SBS stores and a lower growth rate in the number of customer transactions at our BSG stores, primarily in the U.S., partially offset by increases in average transaction size in both operating segments.

Sales from Sally Beauty Supply’s non-store channels, which include the catalog and internet-based sales of our Sinelco Group subsidiaries, declined $2.3 million, or 0.2% of consolidated net sales, in the three months ended June 30, 2017, and sales through our BSG distributor sales consultants decreased by approximately $2.7 million, or 0.3% of consolidated net sales, compared to the three months ended June 30, 2016. Other sales channels (including sales to our BSG franchise-based businesses, stores that have been open for less than 14 months and incremental sales from businesses acquired in the preceding 12 months) in the aggregate experienced a net decrease in sales of approximately $0.8 million, or 0.1% of consolidated net sales, compared to the three months ended June 30, 2016.

Sally Beauty Supply.  Net sales for SBS decreased by $7.8 million, or 1.3%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Net sales for SBS for the three months ended June 30, 2017, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $9.0 million, or 1.5% of SBS’s net sales. In SBS, company-operated stores that have been open for 14 months or longer experienced a decrease in sales of approximately $4.3 million, or 0.7% of the segment’s net sales. For the three months ended June 30, 2017, SBS’s same store sales declined at a rate of 0.8%, compared to a growth rate of 1.3% for the three months ended June 30, 2016, primarily as a result of a decrease in the number of customer transactions at the segment’s U.S. stores, partially offset by an increase in average transaction size.

Sales from our non-store channels declined $2.3 million, or 0.4% of SBS’s net sales, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Sales from stores that have been open for less than 14 months decreased by approximately $1.2 million, or 0.2% of the segment’s net sales, compared to the three months ended June 30, 2016.

The decrease in SBS’s net sales is primarily the result of a decrease in unit volume primarily in the U.S., partially offset by an increase in average unit prices (as a result of selective price increases and the introduction of certain products with higher average unit prices in the preceding 12 months).

Beauty Systems Group.  Net sales for BSG increased by $7.6 million, or 1.9%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. BSG’s net sales for the three months ending June 30, 2017, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $1.2 million, or 0.3% of BSG’s net sales. In BSG, company-operated stores that have been open for 14 months or longer contributed an increase in net sales of approximately $10.1 million, or 2.5% of the segment’s net sales. For the three months ended June 30, 2017, BSG’s same store sales increased at a rate of 2.8%, compared to 5.4% for the three months ended June 30, 2016, primarily as a result of a lower growth rate in the number of customer transactions at the segment’s U.S. stores. The segment’s same store sales growth rate for the three months ended June 30, 2016 was driven primarily by the introduction of certain third-party brands and the expansion of exclusive distribution rights of certain products in certain geographies of the U.S.

Incremental sales through our distributor sales consultants were $2.7 million, or 0.7% of BSG’s net sales, lower in the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Sales through other sales channels (including sales from stores that have been open for less than 14 months, sales to our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months) in the aggregate increased by approximately $0.2 million, compared to the three months ended June 30, 2016.

The increase in BSG’s net sales is primarily the result of an increase in unit volume (at existing stores and the impact of incremental sales from 39 company-operated stores opened or acquired during the last 12 months) and an increase in average unit prices. The increase in average unit prices were driven by selective price increases, reduced promotional activity and the introduction of certain third-party brands with higher average unit prices in the preceding 12 months.

Gross Profit

Consolidated gross profit increased by $3.7 million, or 0.7%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily as a result of higher net sales in BSG and improved gross margins in SBS, as more fully described below, partially offset by lower net sales in our SBS segment. Consolidated gross margin, increased by 40 basis points to 50.4% for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, as more fully described below.

Sally Beauty Supply.  SBS’s gross profit increased by $0.7 million, or 0.2%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily as a result of improved gross margin, partially offset by lower sales. SBS’s gross margin increased by 80 basis points to 56.0% for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase in the segment’s gross margin was driven primarily by selective price increases and reduced promotional activity, compared to the three months ended June 30, 2016.

Beauty Systems Group.  BSG’s gross profit increased by $3.0 million, or 1.8%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily as a result of higher sales volume. BSG’s gross margin was 42.0% for each of the three months ended June 30, 2017 and 2016.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased by $1.5 million, or 0.4%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily as a result of cost reduction initiatives. More specifically, the decrease reflects lower advertising expense ($2.5 million) and lower sales bonuses ($2.8 million). This decrease was offset in part by incremental expenses (including rent and other occupancy-related expenses) associated with the increase in store count and higher expenses in connection with the Company’s self-insurance programs of $3.5 million. The Company added approximately 114 company-operated stores during the past 12 months, which represents a 2.3% increase in the number of company-operated stores. Selling, general and administrative expenses, as a percentage of net sales, were 33.9% for the three months ended June 30, 2017 compared to 34.0% for the three months ended June 30, 2016.

Restructuring Charges

During the three months ended June 30, 2017, the Company incurred restructuring charges of approximately $5.1 million in connection with the Restructuring Plan, including $1.5 million in severance and related expenses, facility closure expenses of $2.7 million and other costs of $0.8 million. Please see “Restructuring Plan” above for additional information about the Restructuring Plan.

Depreciation and Amortization

Consolidated depreciation and amortization increased by $3.8 million, or 15.0%, to $29.3 million for the three months ended June 30, 2017, compared to $25.4 million for the three months ended June 30, 2016. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months mainly in connection with store openings in both operating segments, with store refreshes in SBS, primarily in the U.S., and with ongoing information technology upgrades. This increase was partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
Operating Earnings:
Segment operating earnings:
SBS	$104,880	$104,908	$(28)	—
BSG	67,327	65,196	2,131	3.3%
Segment operating earnings	172,207	170,104	2,103	1.2%
Unallocated corporate expenses	(34,437)	(33,182)	1,255	3.8%
Restructuring charges	(5,054)	—	5,054	100.0%
Share-based compensation expense	(2,378)	(2,838)	(460)	(16.2)%
Operating earnings	$130,338	$134,084	$(3,746)	(2.8)%

Consolidated operating earnings decreased by $3.7 million, or 2.8%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily as a result of charges related to the Restructuring Plan and higher unallocated corporate expenses, partially offset by improved operating earnings in BSG. Operating earnings as a percentage of net sales, or consolidated operating margin, decreased by 30 basis points, to 13.1%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. This decrease reflects net higher consolidated operating expenses as a percentage of consolidated net sales, as more fully discussed below, partially offset by the consolidated gross margin expansion described above.

Sally Beauty Supply.  SBS’s operating earnings were flat for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. SBS’s operating earnings reflect lower segment sales, as described above, and the incremental expenses, including rent and other occupancy-related expenses, associated with the increase in store count. SBS added approximately 75 stores during the past 12 months, which represents a 2.0% increase in the number of SBS company-operated stores. In addition, segment operating earnings reflect higher expenses related to recent upgrades to our information technology systems (approximately $1.7 million), offset by lower sales bonuses ($2.5 million) and lower advertising expense ($1.8 million). Segment operating earnings as a percentage of net sales were 17.6% for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. This increase reflects the segment’s gross margin expansion described above, partially offset by higher segment operating expenses as a percentage of the segment’s net sales, including the expense increases discussed in this paragraph.

Beauty Systems Group.  BSG’s operating earnings increased by $2.1 million, or 3.3%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily a result of increased sales, as described above, partially offset by the incremental expenses, including rent and other occupancy-related expenses, associated with the increase in store count. BSG added approximately 39 stores during the past 12 months, which represents a 3.4% increase in the number of BSG company-operated stores. Segment operating earnings as a percentage of net sales were 16.7% for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. This increase reflects lower segment operating expenses as a percentage of the segment’s net sales.

Unallocated Corporate Expenses.  Unallocated corporate expenses, which represent certain corporate and shared costs (such as salaries and wages, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $1.3 million, or 3.8%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase in unallocated corporate expenses reflects a $3.7 million increase in self-insurance expenses related to the absence of a prior-year credit in certain employee benefit-related liability and lower corporate employee compensation and compensation-related expenses of $1.0 million. The current year results also benefited from the absence in the current interim period of expenses associated with the data security incidents of $1.4 million which were included in the three months ended June 30, 2016.

Restructuring Charges. During the three months ended June 30, 2017, the Company incurred charges related to the Restructuring Plan of approximately $5.1 million, including $1.5 million in severance and related expenses, facility closure expenses of $2.7 million and other costs of $0.8 million. Please see “Restructuring Plan” above for additional information about the Restructuring Plan.

Share-based Compensation Expense. Total compensation expenses related to share-based compensation arrangements decreased by $0.5 million to $2.4 million for the three months ended June 30, 2017, compared to $2.8 million for the three months ended June 30, 2016, mainly due to the impact of forfeitures during the three months ended June 30, 2017.

Interest Expense

Interest expense was $27.0 million for the three months ended June 30, 2017, compared to $26.7 million for the three months ended June 30, 2016. Please see “Liquidity and Capital Resources” below for additional information about the Company’s debt.

Provision for Income Taxes

The provision for income taxes was $36.8 million and $39.5 million, resulting in an effective tax rate of 35.6% and 36.7%, for the three months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate was due primarily to recurring and non-recurring U.S. state income tax adjustments in the current interim period.

The annual effective tax rate for the full fiscal year 2017 is currently expected to be in the range of 37.5% to 38.5%, versus a comparable actual tax rate for the full fiscal year 2016 of 37.0%.

Net Earnings and Diluted Earnings per Share

As a result of the foregoing, consolidated net earnings decreased by $1.4 million, or 2.0%, to $66.5 million for the three months ended June 30, 2017, compared to $67.9 million for the three months ended June 30, 2016. Net earnings, as a percentage of net sales, decreased by 10 basis points to 6.7% for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Diluted earnings per share for the three months ended June 30, 2017 were $0.49 compared to $0.46 for the three months ended June 30, 2016.

The Nine Months Ended June 30, 2017 compared to the Nine Months Ended June 30, 2016

The table below presents net sales, gross profit and gross margin data for each reportable segment (dollars in thousands):

	Nine Months Ended June 30,
	2017	2016	Increase (Decrease)
Net sales:
SBS	$1,760,732	$1,797,068	$(36,336)	(2.0)%
BSG	1,203,390	1,179,192	24,198	2.1%
Consolidated net sales	$2,964,122	$2,976,260	$(12,138)	(0.4)%

Gross profit:
SBS	$982,020	$990,770	$(8,750)	(0.9)%
BSG	500,433	489,729	10,704	2.2%
Consolidated gross profit	$1,482,453	$1,480,499	$1,954	0.1%

Gross margin:
SBS	55.8%	55.1%	0.7%
BSG	41.6%	41.5%	0.1%
Consolidated gross margin	50.0%	49.7%	0.3%

Net Sales

Consolidated net sales decreased by $12.1 million, or 0.4%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. Consolidated net sales for the nine months ended June 30, 2017, are inclusive of a net negative impact from changes in foreign currency exchange rates of $35.6 million, or 1.2% of consolidated net sales. Consolidated net sales from company-operated SBS and BSG stores that have been open for 14 months or longer were essentially flat (including an increase in BSG same store sales of $22.8 million, offset by a decrease in SBS same store sales of $23.0 million as described below). For the nine months ended June 30, 2017, consolidated same store sales declined at a rate of 0.4% compared to a growth rate of 3.5% for the nine months ended June 30, 2016, primarily as a result of a decrease in the number of customer transactions at our SBS stores and a lower growth rate in the number of customer transactions at our BSG stores, primarily in the U.S., partially offset by increases in average transaction size in both operating segments.

Other sales channels (including sales to BSG franchise-based businesses, sales through BSG distributor sales consultants and incremental sales from businesses acquired in the preceding 12 months) in the aggregate contributed a net increase in sales of approximately $2.1 million, or 0.1% of consolidated net sales, compared to the nine months ended June 30, 2016. On the other hand, sales from our SBS non-store sales channels (which include the catalog and internet sales of our Sinelco Group subsidiaries) were lower by approximately $7.0 million, or 0.2% of consolidated net sales, while sales from stores that have been open for less than 14 months declined $7.0 million, or 0.2% of consolidated net sales, in the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016.

The decrease in consolidated net sales was driven by the net negative impact from changes in foreign currency exchange rates and decreases in unit volume in SBS primarily in the U.S., partially offset by increases in unit volume and average unit prices in BSG, as more fully discussed below.

Sally Beauty Supply.  Net sales for SBS decreased by $36.3 million, or 2.0%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. Net sales for SBS for the nine months ended June 30, 2017, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $35.3 million, or 2.0% of SBS’s net sales. In SBS, company-operated stores that have been open for 14 months or longer experienced a decrease in net sales of approximately $23.0 million, or 1.3% of the segment’s net sales, compared to the nine months ended June 30, 2016. For the nine months ended June 30, 2017, the SBS segment’s same store sales declined at a rate of 1.3%, compared to a growth rate of 2.0% for the nine months ended June 30, 2016, primarily as a result of a decrease in the number of customer transactions at the segment’s U.S. stores.

Sales from SBS’s non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries,

declined $7.0 million, or 0.4% of the segment’s net sales, in the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. Stores that have been open for less than 14 months experienced a decrease in sales of approximately $6.3 million, or 0.3% of the segment’s net sales, compared to the nine months ended June 30, 2016.

The decrease in SBS’s net sales was the result of the net negative impact from changes in foreign currency exchange rates and decreases in unit volume primarily in the U.S., partially offset by increases in average unit prices (as a result of selective price increases, reduced promotional activity and the introduction of certain products with higher average unit prices in the preceding 12 months).

Beauty Systems Group.  Net sales for BSG increased by $24.2 million, or 2.1%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. BSG’s net sales were not materially affected by changes in foreign currency exchange rates during the nine months ended June 30, 2017. In BSG, company-operated stores that have been open for 14 months or longer contributed an increase in net sales of approximately $22.8 million, or 1.9% of the segment’s net sales compared to the nine months ended June 30, 2016. For the nine months ended June 30, 2017, BSG’s net sales reflect a 1.4% same store sales growth rate compared to a growth rate of 6.8% for the nine months ended June 30, 2016. BSG’s same store sales growth rate for the nine months ended June 30, 2017 reflects a lower growth rate in the number of customer transactions at the segment’s stores. The segment’s same store sales growth rate for the nine months ended June 30, 2016 was driven primarily by the introduction of certain third-party brands and the expansion of exclusive distribution rights in certain geographies of the U.S.

Other sales channels (including sales from stores that have been open for less than 14 months, sales through our distributor sales consultants, sales to our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months) in the aggregate experienced a net increase of $1.4 million, or 0.2% of the segment’s net sales, in sales compared to the nine months ended June 30, 2016.

The increase in BSG’s net sales is primarily the result of increases in unit volume (at existing stores and the impact of incremental sales from 39 company-operated stores opened or acquired during the last 12 months) and in average unit prices (resulting from changes in product mix, principally as a result of the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

Consolidated gross profit increased by $2.0 million, or 0.1%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, primarily as a result of higher sales in BSG and improved gross margins in both segments (as more fully described below), partially offset by lower net sales in SBS. Consolidated gross margin, increased by 30 basis points to 50.0% for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, as more fully described below.

Sally Beauty Supply.  SBS’s gross profit decreased by $8.8 million, or 0.9%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, primarily as a result of lower sales, partially offset by gross margin expansion. SBS’s gross margin increased by 70 basis points to 55.8% for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. The increase in the segment’s gross margin reflects selective price increases and reduced promotional activity primarily in the U.S., compared to the nine months ended June 30, 2016.

Beauty Systems Group.  BSG’s gross profit increased by $10.7 million, or 2.2%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, primarily as a result of higher sales volume. BSG’s gross margin increased by 10 basis points to 41.6% for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016 primarily as a result of increased vendor allowances during the first half of the fiscal year 2017.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased by $3.1 million, or 0.3%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, primarily as a result of cost reduction initiatives. More specifically, the decrease reflects lower advertising expense ($5.6 million), lower sales bonuses ($8.3 million) and lower expenses associated with the data security incidents ($2.5 million). This decrease was partially offset by incremental expenses (including rent and other occupancy-related expenses) associated with the increase in store count, as discussed above, higher employee compensation and compensation-related expenses of $4.7 million (including incremental wages in connection with SBS and BSG stores added during the past 12 months and wage increases for sales staff at existing SBS and BSG stores, partially offset by the absence during the nine months ended June 30, 2017 of expenses of approximately $1.3 million incurred in connection with the management transition plan more fully discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016), incremental expenses related to on-going upgrades to our information technology systems (approximately $1.9 million), incremental professional fees principally associated with corporate information technology and data security initiatives (approximately $2.1 million) and higher expenses in connection with the Company’s self-insurance programs of $1.9 million. Selling, general and administrative expenses, as a percentage of net sales, were 34.3% for each of the nine months ended June 30, 2017 and 2016.

Restructuring Charges

During the nine months ended June 30, 2017, the Company incurred charges related to the Restructuring Plan of approximately $14.3 million, including $10.0 million in severance and related expenses, facility closure expenses of $2.7 million and other costs of $1.6 million. Please see “Restructuring Plan” above for additional information about the Restructuring Plan.

Depreciation and Amortization

Consolidated depreciation and amortization increased by $11.4 million, or 15.8%, to $84.0 million for the nine months ended June 30, 2017, compared to $72.5 million for the nine months ended June 30, 2016. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months mainly in connection with store openings in both operating segments, with store refreshes in the SBS segment, primarily in the U.S., and with ongoing information technology upgrades. This increase was partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings for each reportable segment (dollars in thousands):

	Nine Months Ended June 30,
	2017	2016	Increase (Decrease)
Operating Earnings:
Segment operating earnings:
SBS	$294,245	$313,792	$(19,547)	(6.2)%
BSG	193,630	191,649	1,981	1.0%
Segment operating earnings	487,875	505,441	(17,566)	(3.5)%
Unallocated corporate expenses	(98,187)	(107,952)	(9,765)	(9.0)%
Restructuring charges	(14,265)	—	14,265	100.0%
Share-based compensation expense	(8,590)	(10,011)	(1,421)	(14.2)%
Operating earnings	$366,833	$387,478	$(20,645)	(5.3)%

Consolidated operating earnings decreased by $20.6 million, or 5.3%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, primarily as a result of lower net sales in our SBS segment and charges related to the Restructuring Plan, partially offset by lower unallocated corporate expenses and lower share-based compensation expense, as more fully discussed below. Operating earnings as a percentage of net sales, or consolidated operating margin, decreased by 60 basis points, to 12.4%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. This decrease reflects net higher consolidated operating expenses as a percentage of consolidated net sales, as more fully discussed below, partially offset by the consolidated gross margin expansion described above.

Sally Beauty Supply.  SBS’s segment operating earnings decreased by $19.5 million, or 6.2%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. This decrease was primarily a result of lower segment sales as described above and the incremental expenses (including rent and other occupancy-related expenses) associated with the increase in store count, as discussed above. More specifically, the decrease in SBS’s segment operating earnings reflects higher employee compensation and compensation-related expenses of $5.6 million (including incremental wages in connection with stores added during the past 12 months and wage increases for sales staff at existing stores), higher foreign currency transaction losses ($2.7 million), higher depreciation expense associated primarily with recent store openings and remodels (approximately $5.0 million) and higher expenses related to recent upgrades to our information technology systems (approximately $5.3 million). The increase in SBS’s expenses was partially offset by lower advertising expense ($5.5 million). Segment operating earnings as a percentage of net sales decreased 80 basis points, to 16.7%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. This decrease reflects higher segment operating expenses as a percentage of the segment’s net sales, including the expense increases discussed in this paragraph, partially offset by the increase in the segment’s gross margin described above.

Beauty Systems Group.  BSG’s segment operating earnings increased by $2.0 million, or 1.0%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. The increase in segment operating earnings reflects the increase in segment net sales described above. This increase was partially offset by the incremental expenses (including rent and other occupancy-related expenses) associated with the increase in store count, as discussed above, as well as higher employee compensation and compensation-related expenses of $6.0 million (including incremental wages in connection with stores added during the past 12 months and wage increases for sales staff at existing stores) and higher expenses related to recent upgrades to our information technology systems of approximately $2.4 million. Segment operating earnings as a percentage of net sales decreased by 20 basis points, to 16.1%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. This decrease reflects higher segment operating expenses as a percentage of the segment’s net sales, including the expense increases discussed in this paragraph, partially offset by the increase in the segment’s gross margin described above.

Unallocated Corporate Expenses.  Unallocated corporate expenses, which represent certain corporate costs (such as salaries and wages, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, decreased by $9.8 million, or 9.0%, for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. This decrease was due primarily to lower employee compensation and compensation-related expenses of $5.4 million (including the absence during the nine months ended June 30, 2017 of expenses of approximately $1.3 million incurred in connection with the management transition plans more fully discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016), lower expenses associated with the data security incidents of $2.5 million and lower foreign currency transaction losses of $2.0 million.

Restructuring Charges. During the nine months ended June 30, 2017, the Company incurred charges related to the Restructuring Plan of approximately $14.3 million, including $10.0 million in severance and related expenses, facility closure expenses of $2.7 million and other costs of $1.6 million. Please see “Restructuring Plan” above for additional information about the Restructuring Plan.

Share-based Compensation Expense. Total compensation expenses related to share-based compensation arrangements decreased by $1.4 million to $8.6 million for the nine months ended June 30, 2017, compared to $10.0 million for the nine months ended June 30, 2016 mainly due to a reduction in awards to retirement-eligible grantees and the impact of forfeitures during the nine months ended June 30, 2017.

Interest Expense

Interest expense decreased by $37.0 million to $80.6 million for the nine months ended June 30, 2017, compared to $117.6 million for the nine months ended June 30, 2016. This decrease was principally due to a loss on extinguishment of debt of $33.3 million that is included in interest expense in connection with the Company’s redemption of certain senior notes during the nine months ended June 30, 2016, and to lower interest expense on the senior notes due 2025 compared to the senior notes redeemed. Please see “Liquidity and Capital Resources” below for additional information about the Company’s debt.

Provision for Income Taxes

The provision for income taxes was $106.9 million and $99.5 million, resulting in an effective tax rate of 37.3% and 36.9%, for the nine months ended June 30, 2017 and 2016, respectively. The increase in the effective tax rate was due primarily to a tax benefit recognized in the nine months ended June 30, 2016, in connection with the enactment of retroactive U.S. legislation reinstating certain tax credits, and a favorable adjustment to non-deductible expenses during the nine months ended June 30, 2016.

Net Earnings and Diluted Earnings per Share

As a result of the foregoing, consolidated net earnings increased by $9.0 million, or 5.3%, to $179.4 million for the nine months ended June 30, 2017, compared to $170.3 million for the nine months ended June 30, 2016. Net earnings, as a percentage of net sales, increased by 40 basis points to 6.1% for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. Diluted earnings per share for the nine months ended June 30, 2017 were $1.28 compared to $1.14 for the nine months ended June 30, 2016.

Financial Condition

June 30, 2017 Compared to September 30, 2016

Working capital (current assets less current liabilities) decreased by $45.9 million to $638.2 million at June 30, 2017, compared to $684.2 million at September 30, 2016. The ratio of current assets to current liabilities, or current ratio, was 2.18 to 1.00 at June 30, 2017, compared to 2.40 to 1.00 at September 30, 2016. The change in working capital reflects an increase of approximately $53.4 million in current liabilities, partially offset by an increase of approximately $7.4 million in current assets. The increase in current assets as of June 30, 2017, reflects a decrease in cash and cash equivalents of $32.5 million (please see “Liquidity and Capital Resources” below for a description of our sources and uses of cash), an increase in trade accounts receivable and other accounts receivable, in the aggregate, of $4.4 million, a decrease of $4.9 million in other current assets and an increase of approximately $40.3 million in inventory, as discussed below. The increase in current liabilities is principally due to an increase of $81.5 million in current maturities of long-term debt (please see “Liquidity and Capital Resources, Long-term Debt” below for a description of borrowings under our ABL facility) and an increase in accounts payable of $20.5 million, partially offset by a decrease of $48.1 million in accrued liabilities, as discussed below.

Trade accounts receivable and other accounts receivable, in the aggregate, increased by $4.4 million to $88.4 million at June 30, 2017, compared to $84.0 million at September 30, 2016 due primarily to the timing of collections from customers and vendors of balances outstanding and the impact of foreign currency translation adjustments. Inventory increased by $40.3 million to $947.6 million at June 30, 2017, compared to $907.3 million at September 30, 2016 due primarily to the effect of stores opened (66 net SBS and BSG company-operated stores added during the nine months ended June 30, 2017), and the impact of foreign currency translation adjustments of approximately $4.1 million. Other current assets decreased by $4.9 million to $50.0 million at June 30, 2017, compared to $54.9 million at September 30, 2016 due primarily to the application of certain income tax receivable balances against income taxes currently payable ($10.6 million), partially offset by the timing of payments of prepaid expenses in the ordinary course of our business.

Accrued liabilities decreased by $48.1 million to $166.5 million at June 30, 2017, compared to $214.6 million at September 30, 2016, due primarily to the timing of payments of interest on the senior notes due 2022, senior notes due 2023 and senior notes due 2025 (in the aggregate, $25.5 million) and the settlements with two payment card networks of assessments in connection with the data security incidents in the aggregate amount of $9.3 million, the timing of payments of employee compensation and benefits ($11.2 million) and a decrease in other operating accruals in the ordinary course of our business ($4.1 million), partially offset by an increase in the fair value of foreign exchange contracts in a liability position ($1.2 million, please see Note 11 of Condensed Notes to Consolidated Financial Statements elsewhere in this Quarterly Report for more information about the Company’s foreign exchange contracts). Interest on the senior notes due 2022, senior notes due 2023 and senior notes due 2025 is payable semi-annually, during the Company’s first and third fiscal quarters.

Total stockholders’ deficit at June 30, 2017, increased by $76.1 million primarily as a result of our repurchase and subsequent retirement of approximately 13.1 million shares of our common stock for approximately $286.5 million, partially offset by net earnings of $179.4 million and share-based compensation expense, the impact of exercises of stock options and other share-based compensation activity, in the aggregate, of $24.0 million and foreign currency translation adjustments, net of tax, of $7.0 million.

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

The Company is highly leveraged and a substantial portion of its liquidity needs will arise from debt service on its outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures and share repurchases. As a holding company, Sally Beauty depends on its subsidiaries, including Sally Holdings, to distribute funds to it so that it may pay its obligations and expenses. The ability of Sally Beauty’s subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with relevant laws, and covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings’ ability to pay dividends to Sally Beauty. If, as a consequence of these limitations, Sally Beauty cannot receive sufficient distributions from its subsidiaries, it may not be able to meet its obligations to fund general corporate expenses. Please see “Risk Factors—Risks Relating to Our Business,” and “—Risks Relating to Our Substantial Indebtedness” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

At June 30, 2017, cash and cash equivalents were $54.1 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the new ABL facility will be sufficient to meet working capital requirements, fund share repurchases and potential acquisitions and finance anticipated capital expenditures, including information technology upgrades and store remodels, over the next 12 months.

However, there can be no assurance that our business will generate sufficient cash flows from operations, that anticipated net sales and operating improvements will be realized, or that future borrowings will be available under the new ABL facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our ability to meet our debt service obligations and liquidity needs are subject to certain risks, which include, but are not limited to, increases in competitive activity, the loss of key suppliers, rising interest rates, the loss of key personnel, the ability to execute our business strategy and general economic conditions. Please see “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. The funds drawn on individual occasions during the nine months ended June 30, 2017 have varied in amounts up to $51.0 million, total amounts outstanding have ranged from zero up to $116.0 million and the average daily balance outstanding was $22.3 million. During the nine months ended June 30, 2017, the weighted average interest rate on our borrowings under the ABL facility was 3.5%. The amounts drawn are generally paid down with cash provided by our operating activities. As of June 30, 2017, there were borrowings of $81.5 million outstanding under the ABL facility and Sally Holdings had $398.3 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit. On July 6, 2017 the Company entered into a new Term Loan B and a new ABL facility.  Please see “Long-Term Debt” below.

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

Share Repurchase Programs

During the nine months ended June 30, 2017 and 2016, the Company repurchased and subsequently retired approximately 13.1 million and 6.2 million shares, respectively, of its common stock under the 2014 Share Repurchase Program at an aggregate cost of $286.5 million and $162.4 million, respectively. The Company funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. The Company reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to the Company recording such repurchases, the Company recorded the excess in accumulated deficit.

As of June 30, 2017, the Company had approximately $278.6 million of additional share repurchase authorization remaining under the 2014 Share Repurchase Program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions. The following table shows our sources and uses of funds for the nine months ended June 30, 2017 and 2016 (in thousands):

	Nine Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$223,415	$248,813
Net cash used by investing activities	(66,529)	(110,520)
Net cash used by financing activities	(189,641)	(187,093)
Effect of foreign currency exchange rate changes on cash and cash equivalents	233	(241)
Net decrease in cash and cash equivalents	$(32,522)	$(49,041)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2017 decreased by $25.4 million to $223.4 million, compared to $248.8 million during the nine months ended June 30, 2016, mainly due to net changes in the components of working capital ($16.4 million) and a decrease in net earnings before depreciation and amortization and loss on extinguishment of debt ($12.8 million).

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2017 decreased by $44.0 million to $66.5 million, compared to $110.5 million during the nine months ended June 30, 2016. This decrease reflects lower capital expenditures related primarily to SBS store refreshes and lower investments in information technology upgrades in the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016 ($44.2 million), and less cash used for acquisitions in the nine months ended June 20, 2017 ($2.3 million), partially offset by a decrease in cash proceeds from the sale of property and equipment ($2.5 million).

Net Cash Used by Financing Activities

Net cash used by financing activities during the nine months ended June 30, 2017 increased by $2.5 million to $189.6 million, compared to $187.1 million during the nine months ended June 30, 2016, due primarily to an increase in share repurchases under the 2014 Share Repurchase Program ($124.1 million). This increase was partially offset by an increase in borrowings under the ABL facility, a decrease in net repayments of debt and the payment of debt issuance costs, in the aggregate, ($120.1 million) mainly in connection with our redemption of the senior notes due 2019 and issuance of the senior notes due 2025 in December 2015. This increase was also partially offset by an increase in proceeds from exercises of stock options, net of excess tax benefit/shortfall, resulting from share-based compensation activity of $1.5 million.

Long-Term Debt

Outstanding Long-Term Debt

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Long-term Debt” and Note 13 of the “Notes to Consolidated Financial Statements” in “Item 8. Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and Note 15 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the Company’s debt obligations.

At June 30, 2017, Sally Holdings had a $500 million, five-year asset-based senior secured loan facility (the “ABL facility”) with borrowings of $81.5 million outstanding. In addition, at June 30, 2017, the Company, through its subsidiaries Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”) has $1,800.0 million of senior notes outstanding, as summarized in the table below.

As of June 30, 2017, the principal amount of long-term debt (excluding capitalized leases) is as follows (dollars in thousands):

	Principal Amount(a)	Maturity Dates	Interest Rates (b)
ABL facility	$81,500	July 2018	(i) Prime plus (0.50% to 0.75%) or; (ii) LIBOR (c) plus (1.50% to 1.75%)
Senior notes due 2022	850,000	June 2022	5.750%
Senior notes due 2023	200,000	Nov. 2023	5.500%
Senior notes due 2025	750,000	Dec. 2025	5.625%
Total	$1,881,500

(a)         Amounts reported above do not reflect unamortized premium of $4.8 million related to notes with an aggregate principal amount of $150.0 million of the 5.75% Senior Notes due 2022 or unamortized debt issuance costs in the aggregate amount of $21.2 million, at June 30, 2017.

(b)         Interest rates shown represent the coupon or contractual rate related to each debt instrument listed.

(c)          When used in this Quarterly Report, LIBOR means the London Interbank Offered Rate.

As described more fully in Note 15 included in Item 1 of this Quarterly Report and in “Refinancing of Debt” above, on July 6, 2017, the Company and certain of the Company’s subsidiaries entered into an amended and restated $500 million, asset-based senior secured loan facility.  The terms of the new ABL facility are substantially the same as those on the previous ABL credit facility, except for an extension of the maturity to July 6, 2022, improved pricing, a relaxation of the restrictions on Sally Holdings’ ability to make certain payments to the Company, and certain other improved terms.

Also on July 6, 2017, Sally Holdings and Sally Capital Inc., both indirect, wholly-owned subsidiaries of the Company, entered into a seven-year term loan credit facility pursuant to which the Borrowers borrowed $850.0 million. The Term Loan B consists of a variable-rate tranche in the amount of $550 million which bears interest at LIBOR plus 2.50% or, at the option of the Borrowers, at an alternate base rate plus 1.50%, and a fixed-rate tranche in the aggregate stated principal amount of $300 million which bears interest at 4.50%. The agreement governing the Term Loan B contains a customary covenant package substantially consistent with the indentures governing the Company’s existing senior notes. Borrowings under the Term Loan B are secured by a first-priority lien in and upon substantially all of the assets of the Company and its domestic subsidiaries other than the accounts, inventory (and the proceeds thereof) and other assets that secure the ABL facility on a first-priority basis. In addition, the variable-rate tranche contains provisions requiring quarterly repayments of principal in an amount equal to 0.25% of the original stated loan amount for that tranche. The Term Loan B matures on July 5, 2024.

The Company used the proceeds of the Term Loan B, together with cash on hand and borrowings under the new ABL facility to complete the previously-announced redemption of all $850.0 million aggregate principal amount of the Company’s Senior Notes due 2022.

Long-Term Debt Covenants

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for additional information on the covenants governing the Company’s indebtedness.

The Term Loan B does not contain any financial maintenance covenants and is subject to a covenant package that is substantially consistent with the covenant package governing the Company’s outstanding senior notes.

The new ABL facility has covenants that are substantially similar to the covenants governing the prior ABL facility.

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

Capital Requirements

During the nine months ended June 30, 2017, capital expenditures were approximately $64.0 million, including amounts incurred but not paid at June 30, 2017 (approximately $1.2 million). For fiscal year 2017, we anticipate capital expenditures in the range of approximately $115.0 million to $120.0 million, excluding acquisitions. These capital expenditures will primarily fund (a) the addition of new stores, (b) the remodel, expansion or relocation of existing stores, (c) upgrades to our distribution centers in the U.S., as well as (d) certain corporate projects in the ordinary course of our business, including ongoing technology upgrades.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2016, including the impact of our July 2017 refinancing of a portion of our debt. In July 2017, the Company redeemed in full its 5.75% senior notes due June 2022 primarily with the net proceeds from the issuance of an $850.0 million seven-year Term Loan B, cash on hand and borrowings under the new ABL facility.

Off-Balance Sheet Financing Arrangements

At June 30, 2017 and September 30, 2016, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business, and outstanding letters of credit related to inventory purchases and self-insurance programs. Such letters of credit totaled $20.2 million and $21.6 million at June 30, 2017 and September 30, 2016, respectively.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain European subsidiaries of the Company. The recent decision by Britain to leave the European Union and related or other disruptive events in the United Kingdom or the European Union could result in increased foreign currency fluctuation, including fluctuation in currencies in which we operate. For each of the fiscal years 2016, 2015 and 2014, less than 20% of our consolidated net sales were made in currencies other than the U.S. dollar. For the nine months ended June 30, 2017, consolidated net sales are inclusive of an approximately $35.6 million net negative impact from changes in foreign currency exchange rates and other comprehensive income (loss) reflects approximately $7.0 million in foreign currency translation adjustments, net of tax. For the nine months ended June 30, 2017, fluctuations in the U.S. dollar exchange rates did not otherwise have a material effect on our consolidated financial condition and consolidated results of operations.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.7% in the nine months ended June 30, 2017 and would have impacted our consolidated total assets by approximately 2.4% at June 30, 2017.

Our various foreign currency exposures at times offset each other, sometimes providing a natural hedge against foreign currency risk. As more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, the Company uses from time to time foreign exchange contracts to mitigate its remaining exposure to changes in foreign currency exchange rates. There have been no material changes to the aggregate notional amount of foreign exchange contracts held by the Company since September 30, 2016. At June 30, 2017, the aggregate net fair value of all foreign exchange contracts was $1.5 million, consisting of contracts in an asset position of less than $0.1 million and contracts in a liability position of approximately $1.5 million.

The Company’s foreign currency derivatives are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect a net loss of $1.4 million and $0.4 million for the nine months ended June 30, 2017 and 2016, respectively, in connection with all of the Company’s foreign currency derivatives instruments, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swaps or caps, for periods consistent with the related underlying exposures. There were $81.5 million in borrowings outstanding under the ABL facility outstanding at June 30, 2017. The Company held no interest rate swaps, caps or similar derivative instruments at June 30, 2017.

The Company also has exposure to interest rate fluctuations in connection with the variable-rate tranche of its Term Loan B, as described elsewhere in this Quarterly Report. In order to in part mitigate this exposure, on July 6, 2017, the Company entered into two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”). The interest rate caps expire on June 30, 2023 and limit the Company’s maximum interest rate in connection with the variable-rate tranche of its Term Loan B (the “hedged cash flows”) to 5.5%. The Company intends to designate the interest rate caps as effective cash flow hedges in accordance with GAAP.

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

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at June 30, 2017.

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2017, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended June 30, 2017:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2017	1,413,763	$19.85	1,413,763	$368,179,088
May 1 through May 31, 2017	3,490,705	19.14	3,490,705	301,382,120
June 1 through June 30, 2017	1,263,586	18.01	1,263,586	278,626,338
Total this quarter	6,168,054	$19.07	6,168,054	$278,626,338

(1)          The table above does not include 11,991 shares of the Company’s common stock surrendered by grantees during the three months ended June 30, 2017 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

(2)          In August 2014, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock over an approximate three-year period expiring on September 30, 2017.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

(a)         Not applicable

(b)         Not applicable

Item 6.  Exhibits

Exhibit No.	Description
3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

4.1

Credit Agreement dated July 6, 2017 among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2017

4.2

Amended and Restated Credit Agreement dated July 6, 2017 among the Borrowers, the Guarantors, the Lenders party thereto, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agent (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 6, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Christian A. Brickman*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Donald T. Grimes*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Donald T. Grimes*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: August 3, 2017

	By:	/s/ Donald T. Grimes
Donald T. Grimes
Senior Vice President, Chief Financial Officer and Chief Operations Officer
For the Registrant and as its Principal Financial Officer