Form 10-K
period 2017-09-30
Sally Beauty Holdings, Inc.
filed 2017-11-15
CIK 1368458

Use these links to rapidly review the document

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES Financial Statements Years ended September 30, 2017, 2016 and 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐    NO ☒

The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on March 31, 2017 was approximately $2,826,367,000. At November 10, 2017, there were 128,434,982 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

  •
  our ability to efficiently manage and control our costs and the success of our cost control plans, including our recently implemented restructuring plans;

  •
  our ability to implement our restructuring plans in various jurisdictions;

  •
  our ability to manage the effects of our cost-reduction plans on our employees and other operations costs;

  •
  charges related to the restructuring plans;

  •
  possible changes in the size and components of the expected costs and charges associated with the restructuring plans;

  •
  our ability to realize the anticipated cost savings from the restructuring plans within the anticipated time frame, if at all;

  •
  the highly competitive nature of, and the increasing consolidation of, the beauty products distribution industry;

  •
  the timing and acceptance of new product introductions;

  •
  shifts in the mix of products sold during any period;

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

  •
  the volume of traffic to our stores;

  •
  the impact of the general economic conditions upon our business;

  •
  the challenges of conducting business outside the United States;

  •
  the impact of Britain's decision to leave the European Union and related or other disruptive events in the United Kingdom, the European Union or other geographies in which we conduct business;

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

PART I

ITEM 1. BUSINESS

Introduction

Sally Beauty Holdings, Inc. is an international specialty retailer and distributor of professional beauty supplies with operations in North America, South America and Europe. We believe we are the largest distributor of professional beauty supplies in the U.S. based on store count. At September 30, 2017, we operated through two business units, Sally Beauty Supply ("SBS") and Beauty Systems Group ("BSG"), and, through SBS and BSG, we had 4,963 company-operated stores and supplied 187 franchised stores. Within BSG, we also have one of the largest networks of distributor sales consultants for professional beauty products in North America, with 829 sales consultants who train, educate and sell directly to salons and salon professionals. SBS targets retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. Through SBS and BSG, we have store locations in the United States (including Puerto Rico), Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, Spain, Chile and Peru. We provide our customers with a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling tools, skin and nail care products and other beauty items. For each of the fiscal years ended September 30, 2017, 2016 and 2015, over 80% of our consolidated net sales were from customers located in the U.S. For the fiscal year ended September 30, 2017, our consolidated net sales and operating earnings were $3,938.3 million and $478.6 million, respectively. The information contained in this section should be read in conjunction with the information contained in Item 1A. "RISK FACTORS" below.

Professional Beauty Supply Industry Distribution Channels

The professional beauty supply industry serves end-users through four distribution channels: full-service/exclusive distribution, open-line distribution, direct and mega-salon stores.

Full-Service/Exclusive

This channel exclusively serves salons and salon professionals and distributes "professional-only" products for use in salons and resale to consumers in salons. Many brands are distributed through exclusive arrangements with suppliers by geographic territory. BSG is one of the leading full-service distributors in the U.S. In addition, BSG offers its products for sale to salons and salon professionals through websites (including www.cosmoprofbeauty.com and www.cosmoprofequipment.com).

Open-Line

This channel serves retail consumers and salon professionals through retail stores and e-commerce platforms. This channel is served by a large number of localized retailers and distributors, with only a few having a regional or national presence and significant channel share. We believe that SBS, with its nationwide network or retail stores, is the largest open-line distributor in the U.S.. In addition, SBS's websites (including www.sallybeauty.com) and other e-commerce platforms provide retail consumers and salon professionals access to product offerings and information beyond our retail stores.

Direct

This channel focuses on direct sales to salons and salon professionals by large manufacturers. This is the dominant form of distribution in Europe, but represents a smaller channel in the U.S. due to the highly fragmented nature of the U.S. salon industry, which makes direct distribution costs prohibitive for many manufacturers.

Mega-Salon Stores

In this channel, large-format salons are supplied directly by manufacturers due to their significant purchase requirements.

Key Industry and Business Trends

We operate within the large and growing professional beauty supply industry, primarily in the U.S., but also in 11 other countries across North America, South America and Europe. We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

High level of marketplace fragmentation.    The U.S. salon industry is highly fragmented with approximately 270,000 salons and barbershops. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

Growth in chair renting and frequent stocking needs.    Salon professionals primarily rely on just-in-time inventory due to capital constraints and limited warehouse and shelf space. In addition, chair renters and suite renters, who now comprise a significant percentage of the total U.S. salon professionals, are often responsible for purchasing their own supplies. The number of chair renters and suite renters has significantly increased as a percentage of total salon professionals in recent years, and we expect this trend to continue. Chair renters and suite renters, given their smaller and more frequent purchase pattern, are dependent on frequent trips to professional beauty supply stores, like BSG and SBS. We expect that these factors will continue to drive demand for conveniently located professional beauty supply stores.

Increasing use of exclusive-label products.    We offer an extensive range of exclusive-label professional beauty products, predominantly in our SBS segment. As our lines of exclusive-label products have matured and become better known in our retail stores and online, we have seen an increase in sales of these products. Generally, our exclusive-label products have higher gross margins than leading third-party branded products and, accordingly, we believe that driving growth in sales of these products would enhance our overall gross margins. Furthermore, we believe that we provide our customers with a unique value proposition by offering compelling exclusive-label brands that we believe to be of the same quality as leading third-party branded products at more attractive prices.

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

Business Segments, Geographic Area Information and Seasonality

We operate in two business segments: (i) SBS, an open-line and exclusive-label retailer of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals, primarily in North America, South America and Europe, and (ii) BSG, including its franchise-based business Armstrong McCall, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories, in North America. For each of the fiscal years ended September 30, 2017, 2016 and 2015, SBS accounted for approximately 59.5% and BSG accounted for approximately 40.5% of our consolidated net sales.

Neither the sales nor the product assortment for SBS or BSG are generally seasonal in nature.

Sally Beauty Supply

As of September 30, 2017, SBS had 3,763 company-operated retail stores (generally under the Sally Beauty banner), 2,883 of which are located in the U.S. (including Puerto Rico), with the remaining 880 company-operated retail stores located in Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, Spain, Chile and Peru. SBS also supplied 19 franchised stores located in the United Kingdom, Belgium and certain other European countries. At September 30, 2017, SBS's store count was flat versus the prior year-end. At September 30, 2016 and 2015, SBS's net store count had increased by 108 and 110 stores (including franchised stores), respectively, compared to the prior year-end. Our SBS stores and website carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 stock keeping units, or SKUs, of beauty products across a variety of product categories including hair color, hair care, skin and nail care, styling tools and other beauty products. SBS's stores and website carry leading third-party brands such as OPI®, China Glaze®, Wella®, Clairol®, Conair® and Hot Shot Tools®, as well as an extensive selection of exclusive-label merchandise. We believe that SBS has differentiated itself from its competitors through its customer value proposition based on delivering an extensive selection of leading third-party branded and exclusive-label professional beauty products at attractive prices through knowledgeable sales associates and convenient store locations.

   Store Design and Operations

SBS stores are designed to create an appealing shopping environment that embraces the retail consumer and salon professional and highlights SBS's extensive product offering. In the U.S. and Canada, Sally Beauty stores average approximately 1,700 square feet in size, are located primarily in strip shopping centers and generally follow a consistent format, allowing customers familiarity between Sally Beauty store locations. Store formats, including average size and product selection, outside the U.S. and Canada vary by marketplace.

In 2015, SBS launched a number of store refresh initiatives designed to enhance the consumer experience at its stores, primarily in the U.S, by upgrading the look, feel and "shopability" of its stores. Sally Beauty initiatives aim to align category displays and footage at the store with customer trends in order to optimize sales per customer, while improving the overall flow and layout of the store. As part of this initiative, SBS continues to support the nail studio, expansion of hair color education center, expansion of multicultural hair, and greater exposure to cosmetics. In addition, SBS installed new floors, LED lighting and updated signage at a significant number of its stores in the U.S. These store refresh initiatives were intended to provide our customers with a brighter and more engaging store that is easier to navigate. As of September 30, 2017, SBS had substantially completed the store refresh initiative launched in 2015. We will continue to assess the look, feel and "shopability" of our Sally Beauty stores primarily in the U.S., and will upgrade additional stores as necessary to maintain an appealing shopping environment. In addition to these physical store improvements, we have also focused our marketing efforts designed to reach our customer through a variety of medium and by leveraging our customer relationship management ("CRM") programs to more effectively communicate with our customers. See Marketing and Advertising below.

   Merchandise

Our Sally Beauty stores and website carry an extensive selection of third-party and exclusive-label professional, high-quality beauty products. SBS applies strong category management processes, including centrally developed guides, to maintain consistent merchandise presentation across its store base. Additionally, SBS's information systems enable it to track and automatically replenish inventory levels, allowing it to maintain high levels of in-stock merchandise on regular-priced and promotional items, while managing inventory levels from a centralized location.

The following table sets forth SBS's sales mix by major product category:

	Fiscal Year Ended September 30,
	2017	2016	2015
Hair color	26.1%	25.3%	24.7%
Hair care	21.4%	21.5%	22.1%
Skin and nail care	15.6%	15.5%	15.8%
Styling tools	14.5%	15.1%	14.7%
Multicultural products	7.8%	7.6%	7.0%
Salon supplies and accessories	6.9%	7.1%	8.0%
Other beauty items	7.7%	7.9%	7.7%

Total	100.0%	100.0%	100.0%

   Leading Third-Party Branded Products

SBS offers an extensive selection of hair care products, nail care products, beauty sundries and styling tools, featuring leading third-party brands such as OPI®, China Glaze®, Wella®, Clairol®, Conair® and Hot Shot Tools®. SBS believes that carrying a wide selection of the latest premier branded merchandise is critical to building long-term relationships with its customers and attracting new customers. The merchandise SBS carries includes products from one or more of the leading manufacturers in each category. SBS's objective is to carry not only leading brands, but also a wide range of third-party branded and exclusive-label products within each category. As beauty trends continue to evolve, SBS will continue to offer the changing professional beauty product assortment necessary to meet the needs of retail consumers and salon professionals.

   Exclusive-Label Products

SBS offers an extensive selection of owned-brands and controlled brands, which we refer to as exclusive-label, professional beauty products that are only available at SBS stores and related websites. We believe that SBS's exclusive-label products offer equal or better quality products as high-priced leading third-party brands, providing the customer attractive alternatives to those brands at lower prices. During the fiscal year ended September 30, 2017, exclusive-label brand accounted for approximately 47% of SBS's product sales in the U.S. Generally, SBS's exclusive-label products have higher gross margins than the leading third-party branded products, and we believe that this area offers continued growth potential. SBS intends to continue to invest in the growth of its exclusive-label brands and to actively promote these products in an effort to strengthen this category of products, with the goal of making these brands more distinctive and well-known.

   Marketing and Advertising

SBS's marketing programs are designed to drive customer traffic by differentiating SBS as a source of professional advice, solutions and salon-quality products at competitive prices, and to back it with our "Love It or Return It" guarantee.

We continuously adapt our marketing initiatives and adjust our media and messaging mix to achieve a high return on our marketing and advertising dollars. We target existing and potential customers through an integrated marketing approach designed to reach the customer through a variety of medium with which he or she engages, including digital advertising, email, social media, text messaging, direct mail, and print advertising.

We continue to refine the strategy for our sallybeauty.com and other websites, shifting from largely transactional-based to a more content-rich experience that enables customers to learn about the latest trends and techniques from influencers, engage in our latest product launches and research products. We frequently update our home page to enhance its appeal to our existing and prospective customers. In addition, we continue to refine our internal processes and partnerships to increase traffic to the website. We currently offer approximately 9,500 SKUs of our SBS products for sale through our website (sallybeauty.com). Many of our customers research products on our mobile or desktop site before visiting a store, and we believe that our website enhances our other efforts intended to promote consumer awareness of SBS's products. Beyond generating e-commerce sales, we believe our website is an important vehicle to reach consumers researching beauty products online who could potentially visit our stores as a result of their experience on our website.

SBS's customer loyalty and CRM programs, primarily in the U.S. and Canada, allow SBS the opportunity to collect valuable point-of-sale customer data as a means of increasing its understanding of customers' needs and enhancing its ability to market to them in more personalized, relevant ways. The Sally "Beauty Club" is a loyalty program for customers who are not salon professionals. Beauty Club members, after paying a nominal annual fee, are eligible to receive a discounted price on almost every non-sale item. Members are eligible to receive direct mail, text messages and e-mail communications that contain special offers, beauty tips and new product information. We recently improved our CRM capabilities to better respond to our customers' behavior, drive the customer experience, and increase sales.

In addition, SBS's "ProCard" is a loyalty program for licensed salon professionals. ProCard members are eligible to receive discounts on all beauty products sold at SBS stores and sallybeauty.com, as well as special offerings available only to salon professionals. Outside the U.S. and Canada, our customer loyalty and marketing programs vary by marketplace.

We will continue to assess and update our SBS customer loyalty and CRM programs in an effort to further enhance the customer experience and promote repeat sales from both retail customers and salon professionals.

   Store Locations

SBS selects geographic areas and store sites on the basis of demographic information, the quality and nature of neighboring tenants, store visibility and location accessibility. SBS seeks to locate stores primarily in strip malls, which are occupied by other high traffic retailers such as grocery stores, mass merchants and home improvement centers.

SBS balances its store expansion between new and existing geographies, with future store growth expected primarily in non-U.S. geographies. In its existing marketplaces, SBS adds stores as necessary to provide additional coverage. In new marketplaces, SBS generally seeks to expand in geographically contiguous areas to leverage its experience. We believe that SBS's knowledge of local marketplaces will continue to be an important part of its success.

Beauty Systems Group

As of September 30, 2017, BSG operated 1,200 company-operated stores (generally under the CosmoProf banner) with 1,099 located in the U.S. (including Puerto Rico) and the remaining 101 company-operated retail stores located in Canada. In addition, as of September 30, 2017, BSG supplied 168 franchised stores and had a sales force of approximately 829 distributor sales consultants in the U.S., Canada and Mexico. During the fiscal years ended September 30, 2017, 2016 and 2015, BSG added 30, 29 and 29 stores (including franchised stores, but excluding 15 stores acquired in 2016), respectively. We believe BSG is the largest full-service distributor of professional beauty supplies in North America exclusively targeting salons and salon professionals. Through BSG's large store base, websites and sales force, including its franchise-based business, Armstrong McCall, BSG is able to access a significant portion of the highly fragmented U.S. professional beauty salon products industry.

   Store Design and Operations

BSG stores, including its franchise-based Armstrong McCall stores, are designed to create a professional shopping environment that highlights its extensive product offering and embraces the salon professional. Company-operated BSG stores, average approximately 2,600 square feet and are located primarily in secondary strip shopping centers. BSG store layouts are designed to provide variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type, with certain areas dedicated to leading third-party brands; such as Paul Mitchell®, Wella®, Schwarzkopf®, Kenra®, Goldwell®, Joico® and Aquage®. The selection of these and other brands varies by territory.

   Distributor Sales Consultants

As of September 30, 2017, BSG had a network of approximately 829 distributor sales consultants ("DSC" or "DSCs"), which exclusively train, educate and sell directly to salons and salon professionals.

In order to provide a knowledgeable sales consultant team, BSG actively recruits individuals with industry knowledge or sales experience. We believe that DSCs with broad product knowledge and direct sales experience are more successful in driving sales. In addition, new DSCs are enrolled in a targeted training program intended to reduce the time it takes a trainee to become effective in his or her role. The training program includes field-based onboarding, classroom-based advanced sales training, and continuing web-based learning and development. The goal of the program is to equip new DSCs with knowledge of our products and of our customers' needs, and the sales techniques necessary to deliver the best possible service and support to salon professionals. In addition to selling professional beauty products, our DSCs offer in-salon training for professionals and salon owners in areas such as new styles, techniques and business practices. Our sales commission program is an important component of our DSCs compensation, which is designed to drive sales and to focus DSCs on selling products that are best suited to individual salons and salon professionals.

We believe that our emphasis on recruitment, training, and sales-based compensation results in a sales force that distinguishes itself from other full-service/exclusive-channel distributors and the employment of DSCs is an effective way to serve salons and salon professionals.

The following table sets forth the percentage of BSG sales attributable to each major distribution channel:

	Fiscal Year Ended September 30,
	2017	2016	2015
Company-operated stores	68.8%	68.0%	67.4%
Distributor sales consultants	23.5%	24.0%	24.0%
Franchise stores	7.7%	8.0%	8.6%

Total	100.0%	100.0%	100.0%

Prior fiscal year percentages have been adjusted in connection with the realignment of a business component from BSG to SBS in fiscal year 2017.

   Merchandise

BSG stores carry an extensive selection of third-party branded products, featuring an average of 10,500 SKUs of beauty products, including hair color and care, skin and nail care, styling tools and other beauty items. Some products are available in bulk packaging for higher volume salon needs. Through BSG's information systems, each store's product sales performance is actively monitored, allowing an optimal merchandise mix. Additionally, BSG's information systems track and automatically replenish inventory levels on a weekly basis, enabling BSG to maintain sufficient levels of product in stock. BSG's primary focus is to provide a comprehensive selection of branded products to the salon professional at competitive prices. BSG is also the exclusive source for certain well-known third-party branded products pursuant to BSG's exclusive arrangements with certain suppliers within specified geographic territories. Increasing our exclusive distribution of well-known brands is an important aspect of our growth strategy for BSG, and in recent years BSG has acquired distribution rights for additional well-known brands in new geographies and extended contracts with several key existing vendors. We believe that carrying an extensive selection of branded merchandise is critical to maintaining relationships with our professional customers.

The following table sets forth BSG's sales mix by major product category:

	Fiscal Year Ended September 30,
	2017	2016	2015
Hair color	37.0%	35.4%	32.7%
Hair care	34.4%	34.3%	34.5%
Skin and nail care	9.0%	8.9%	9.5%
Styling tools	4.2%	4.5%	5.0%
Promotional items(a)	8.5%	10.1%	10.7%
Other beauty items	6.9%	6.8%	7.6%

Total	100.0%	100.0%	100.0%

(1)
Promotional items consist of sales from other categories that are sold on a value-priced basis.

   Marketing and Advertising

BSG's marketing programs are designed primarily to promote its extensive selection of brand name products at competitive prices and to educate, motivate and empower its customers to grow professionally. BSG communicates on a frequent basis with its customers and potential customers, and distributes promotional material through multiple communication channels, including trade shows, educational events, store personnel, distributor sales consultants, print mail, e-mail, text and social media. In addition, BSG offers up to 17,000 SKUs (primarily in the U.S.) of professional beauty products for sale through its websites (www.cosmoprofequipment.com and www.cosmoprofbeauty.com). We believe that BSG's websites enhance its other efforts intended to promote awareness of BSG's products by salons, salon professionals and retail customers.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and will help drive our future growth:

The Largest Professional Beauty Supply Distributor in the U.S. with Multi-Channel Platform

We believe that SBS and BSG together comprise the largest distributor of professional beauty products in the U.S. by store count. Our leading channel positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply marketplace, economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to generate and grow revenues across broad, diversified geographies, and customer segments using varying product assortments.

Differentiated Customer Value Proposition

We believe that we offer our customers a strong and differentiated value proposition by providing salon-quality products and solutions at attractive prices. Our stores are conveniently located and offer a wide selection of competitively priced professional beauty products (including leading third-party branded and exclusive-label merchandise), high levels of in-stock merchandise, beauty solutions and expertise delivered by our knowledgeable salespeople. We also offer a comprehensive selection of ethnic products we believe further differentiates SBS from its competitors.

We believe that our DSC programs distinguish ourselves from other full-service/exclusive-channel distributors by better understanding our customers' needs and we believe the employment of DSCs is an effective way to serve salons and salon professionals. In addition to placing orders through our DSCs, our customers have the ability to order and pick up the products they need between visits from our DSCs by visiting a nearby BSG store. We believe that our differentiated customer value proposition and strong brands drive customer loyalty and high repeat traffic, contributing to our success and growth.

Diverse Customer Base

We appeal to a wide demographic consumer profile and offer an extensive selection of professional beauty products sold directly to retail consumers, salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate.

Attractive Store Economics

We believe that our stores generate attractive returns on invested capital. In the U.S. and Canada, the capital requirements to open a SBS or BSG store, excluding inventory, average less than $100,000. Strong average sales per square foot combined with minimal staffing requirements, low rent and other occupancy costs and expenses and limited initial capital outlay typically result in positive contribution margins within a year of opening, and attractive returns on investment. Due to such attractive investment returns and relatively high operating profit contributions per store, SBS and BSG have opened an aggregate of 467 and 148 net new stores, respectively, excluding the effect of acquisitions, over the past five fiscal years. In addition, each SBS and BSG store (in the U.S. and Canada) contains an average of $70,000 and $150,000, respectively, of merchandise inventory. Outside the U.S. and Canada, our store format, sizes, inventory levels and capital requirements vary by marketplace, but we believe these stores also generate compelling unit economics. In addition, over the past two years, SBS completed a number of store refresh initiatives designed to enhance the consumer experience, primarily in the U.S, by upgrading the look, feel and "shopability" of its stores. We believe our stores are well-positioned to continue to benefit from these recent improvements.

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

Increase Overall Traffic and Sales Productivity at Our Existing Stores

Over the past year, we have implemented a number of initiatives designed to significantly improve the customer experience at SBS and BSG in an effort to attract new customers to our stores and improve sales productivity at our existing stores. For example, we upgraded key merchandising sections across our U.S. Sally Beauty stores, including installing interactive "nail studio" displays and hair color education centers. At our SBS stores in the U.S., we have recently reset key merchandising sections, including the brushes, cutlery and accessories category, in order to improve the visibility of these products, and have recently installed new hardwood floors, LED lighting and updated signage at a number of those stores. In addition to these physical store improvements, we also focused our marketing efforts on a consistent marketing campaign designed to communicate with our customers through a variety of medium with which they engage, including tailoring our marketing efforts to reach a wider selection of prospective customers and otherwise promoting recognition of the "Sally" brand among consumers. We believe that these initiatives will help drive increased customer traffic to our stores and increase their sales productivity.

In addition to these strategic initiatives, we also plan to grow same store sales by improving our merchandise mix, introducing new products (including third-party brands and exclusive-label products), growing our sales of exclusive-label products and enhancing our customer loyalty programs. To grow sales and increase customer loyalty in SBS, we intend to continue to develop and introduce exclusive-label products through product innovation, to continue to introduce new third-party products and to promote our wide selection of product offerings at a value. We believe enhancements to our customer loyalty programs at SBS and BSG will allow us to further collect valuable point-of-sale customer data and increase our understanding of customers' needs, all in an effort to grow sales to existing customers.

Expand and Optimize Our Store Base

The success of our growth strategy in the future depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. Because of the limited initial capital outlay and attractive return on capital, we intend to continue to selectively expand and optimize our store base. We believe there are opportunities for us to open or acquire additional stores in North America, Europe, and Central and South America. We expect new store openings in existing and new areas to be a component of our future growth.

In addition to opening new stores, we must effectively optimize our store base to maximize profitability. As a result, we anticipate closing a small number of underperforming SBS and BSG stores in the U.S. in the next couple of years due in part to the challenging retail environment and the impact of recent natural disasters. During fiscal year 2017, we closed approximately 135 SBS and BSG stores in the U.S. Selectively closing underperforming stores will allow us to focus on our more profitable stores and open stores in new geographies that we believe offer attractive opportunities for growth.

Pursue Strategic Acquisitions and New Territories for Organic Growth

We have completed more than 35 acquisitions during our last ten full fiscal years. We believe that our experience in identifying attractive acquisition targets, our proven acquisition integration process and our highly scalable infrastructure have created a strong platform for potential future acquisitions.

There is continuing consolidation among professional beauty product distributors and professional beauty product manufacturers. We plan to continue to examine ways in which we can benefit from this trend, including the evaluation of opportunities to shift business from competing distributors to the BSG network as well as seeking opportunistic, value-added acquisitions which complement our long-term growth strategy. We believe that suppliers are increasingly likely to focus on larger distributors and retailers with a broader scale and retail footprint and that we are well positioned to capitalize on this trend and participate in the ongoing consolidation at the distributor/retail level.

We intend to continue to identify and evaluate acquisition targets and organic growth opportunities both domestically and internationally, with a focus on expanding our exclusive BSG territories and allowing SBS to enter new geographic areas, principally outside the U.S.

Grow Internationally

A key element of our growth strategy is to capitalize on international growth opportunities and to grow and optimize our current level of non-U.S. operations. For example, our number of international company-operated stores increased from 742 stores to 981 stores in the last five years. We intend to continue to identify and evaluate international growth opportunities, including potential acquisitions. International sales represent approximately 25% of SBS's net sales and we believe our platform provides us with the foundation to continue to expand internationally. We are also focused on improving our business in each of our non-U.S. geographies, and, in recent years, have made a series of leadership changes in these countries to improve our operating discipline and growth strategy.

Increase Operating Efficiency and Profitability

We believe there are opportunities to increase the profitability of our operations by growing our exclusive-label brands, improving sourcing, shifting customer mix, continuing our cost-cutting initiatives and further expanding our e-commerce capabilities. We continue to develop and promote our higher margin exclusive-label products and increase exclusive-label product sales, which we believe will enhance our overall gross margins and operating results. In addition, we have undertaken a full review of our merchandise procurement strategy and continue to focus on our procurement practices. This initiative has helped identify lower-cost alternative sources of supply in certain product categories from countries with lower manufacturing costs. We continue to focus on changing our customer mix by increasing the percentage of retail customers (versus professional customers) within our SBS stores.

We are also focused on growing our online sales. We currently offer a significant number of our SBS products for sale through our website (www.sallybeauty.com) and offer a significant number of our BSG products for sale principally through BSG's websites for beauty professionals (www.cosmoprofbeauty.com and www.cosmoprofequipment.com). We have upgraded our e-commerce platforms over the past few years to transform these platforms from largely transactional-based sites to more content-rich sites to drive traffic to and improve sales from these sites.

Competition

Although there are a limited number of direct competitors to our business, the global beauty industry is highly competitive. For example, SBS competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, mass merchandisers, on-line retailers, drug stores, department stores and supermarkets, as well as salons that retail hair care items. BSG competes primarily with domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. The primary competitive factors in the beauty products distribution industry are the price at which branded and exclusive-label products are sold to customers; the quality, perceived value, consumer brand name recognition, packaging and variety of the products sold; customer service; the efficiency of distribution networks; and the availability of desirable store locations. Although SBS positions itself to be competitive on price, its primary focus is to be a source of professional advice, solutions and salon-quality products. While BSG positions itself to be competitive on price, its primary focus is to provide a comprehensive selection of branded products to the salon professional.

We face increasing competition from certain manufacturers that use their own sales forces to distribute their professional beauty products directly or that align themselves with our competitors. Some of these manufacturers are vertically integrating through the acquisition of distributors and stores. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products.

Customer Service

We strive to complement our extensive merchandise selection and innovative store design with superior customer service. We actively recruit individuals with cosmetology experience that are not only knowledgeable about the products we sell, but are able to deliver practical beauty advice and solutions to our customers, which we believe strengthens customer loyalty. Additionally, SBS recruits individuals with retail experience because we believe their general retail knowledge can be leveraged in the beauty supply industry. We believe that employees' product knowledge and ability to demonstrate and explain the advantages of the products increases sales, and that their prompt, knowledgeable service fosters confidence in and loyalty from customers, thus differentiating our business from other professional beauty supply distributors.

Most of our stores are staffed with a store manager and two or three full-time or part-time sales associates. BSG stores are generally also staffed with an assistant manager. The operations of each store are supervised by a district manager, who reports to a territory director. A significant number of our store managers and assistant store managers are licensed in the cosmetology field. Additionally, in certain geographic areas in the U.S., a significant number of our store personnel, including store managers and assistant store managers, speak fluent Spanish. We believe that these skills enhance our store personnel's ability to serve our customers.

Relationships with Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase orders. For the fiscal year 2017, our five largest suppliers, Coty, Inc. (including certain business units formerly owned by The Procter & Gamble Company), the Professional Products Division of L'Oreal USA S/D, Inc., or L'Oreal, John Paul Mitchell Systems, Conair Corporation and Shiseido Cosmetics (America) Limited, accounted for approximately 39% of our consolidated merchandise purchases. Products are purchased from these and many other manufacturers on an at-will basis or under contracts which can generally be terminated without cause upon 90 days' notice or less or expire without express rights of renewal.

SBS and BSG, and their respective suppliers are dependent on each other for the distribution of beauty products. We purchase all the products we sell, including our exclusive-label products, from a limited number of manufacturers. As is typical in the distribution businesses, relationships with suppliers are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines), and such changes could positively or negatively impact our net sales and operating earnings. However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between us and our suppliers through, among other things, the development of new or expanded supplier relationships. We believe we have excellent relationships with our suppliers.

Distribution

Our distribution system is designed to minimize the delivered cost of merchandise and maximize the level of merchandise in-stock in stores. This distribution system also allows us to monitor delivery times and inventory levels. Product deliveries are typically made to our stores on a weekly basis, primarily in the U.S. and Canada. Each distribution center has a quality control department that monitors products received from suppliers.

Information Technology Systems

Our information technology systems are essential to our efforts to process customer sales transactions, manage inventory levels, conduct business with our suppliers and other business partners, and record, summarize and analyze the results of our operations. These systems contain, among other things, material operational, financial and administrative information related to the marketing, distribution and store operations functions of our business. The information contained in our information technology systems supports, among other things, the processing of customer payments and automatic replenishment of in-store inventory, and provides support for product purchase decisions.

A significant portion of our systems has been developed internally and, as a result, our options are limited in seeking third-party assistance with the operation and upgrade of these systems. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. For example, we have substantially completed implementing enterprise resource planning ("ERP") systems for both our domestic and international operations, which will integrate local systems and provide enhanced functionality. In addition, in recent years we implemented a point-of-sale system upgrade in our SBS operations in the U.S. and are in the process of introducing a new point-of-sale system in our BSG operations in the U.S. which we believe will provide significant benefits, including enhanced tracking of customer sales and store inventory activity. Further, following the previously disclosed data security incidents, we have taken and are continuing to take actions to further strengthen the security of our information technology systems, including a recently completed initiative to adopt payment terminals with end-to-end encryption technology, in order to enhance the security of our credit card payment systems. We have also taken steps to upgrade our e-commerce platforms and improve the sophistication of our CRM technology. These and any other required upgrades to our information systems and information technology (or new technology), now or in the future, may require significant costs and divert management's attention and other resources from our core business in order to assist in the completion of these projects.

In addition, as part of our operations, we receive and maintain information about our customers, employees and other third parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches, fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we have been a victim of cyber-attacks and data security breaches, including breaches that resulted in the unauthorized installation of malware on our information technology systems that may have placed at risk certain payment card data. Furthermore, there can be no assurances that we will not suffer another cyber-attack or data security breach in the future and, if we do, whether our physical, technical and procedural safeguards will adequately protect us against such attacks and breaches.

Employees

The following table sets forth certain information about the Company's employees:

	Year Ended September 30,
	2017	2016	2015
Salaried	7,660	7,945	7,760
Hourly	6,375	6,465	5,975
Part-time(a)	15,440	15,255	14,595

Balance at end of period	29,475	29,665	28,330

(a)
Part-time employees enable us to supplement store staffing schedules, particularly in North America.

Certain of our international subsidiaries have collective bargaining agreements covering warehouse and store personnel that expire at various times over the next several years. We believe that we have excellent relationships with our employees worldwide.

Regulation

We are subject to a wide variety of laws and regulations, which historically have not had a material effect on our business. For example, in the U.S., most of the products sold and the content and methods of advertising and marketing utilized are subject to both federal and state regulations administered by a host of federal and state agencies, including, in each case, one or more of the following: the Food and Drug Administration, or FDA, the Federal Trade Commission and the Consumer Products Safety Commission. The transportation and disposal of many of our products are also subject to federal and state regulation. State and local agencies regulate many aspects of our business. We also face comprehensive regulation outside the U.S., focused primarily on product labeling and safety issues.

As of September 30, 2017, SBS and BSG supplied franchised stores located in the U.S., Mexico and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

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

The beauty products distribution industry is highly fragmented and competitive, and there are few significant barriers to entry into the marketplaces for most of the types of products and services we sell. SBS competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, on-line retailers, drug stores and supermarkets. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers as well as e-commerce retailers offering professional salon-only and other products. The availability of diverted professional salon products in unauthorized large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. The primary competitive factors in the beauty products distribution industry are the price at which we purchase branded and exclusive-label products from manufacturers and the price at which we resell them to our customers, the quality, perceived value, consumer brand name recognition, packaging and variety of the products we sell, customer service, the efficiency of our distribution network, and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices in efforts to retain business or channel share, particularly because customers are able to quickly and conveniently comparison shop and determine real-time product availability using digital tools, which can lead to decisions driven solely by price, the functionality of the digital tools, or a combination of these and other factors. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel. Some of our competitors have greater financial and other resources than we do and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.

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

Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for specific beauty products. If we do not timely identify and properly respond to evolving trends and changing consumer demands for beauty products in the geographies in which we compete, our sales may decline significantly. Furthermore, we may accumulate additional inventory and be required to mark down unsold inventory to prices that are significantly lower than normal prices, which would adversely impact our margins and could further adversely impact our business, financial condition and results of operations. Additionally, approximately 47% of our SBS product sales come from our exclusive-label brands. The development and promotion of these exclusive-label brands and products often occur well before these products are sold in our stores. As a result, the success of these exclusive-label brands and products is largely dependent on our ability to develop brands and products that meet future consumer preferences at prices that are acceptable to our customers.

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

In addition, we depend on our inventory management and information technology systems in order to replenish inventories and deliver products to store locations in response to customer demands. Any systems-related problems could result in difficulties satisfying the demands of customers that, in turn, could adversely affect our sales and profitability. In addition, our failure to manage inventory levels appropriately during any period could adversely affect our results of operations and profitability. We also rely on vendor relationships to provide us with access to the latest beauty products that meet the changing demands of our customers. If we are unable to maintain these relationships, our ability to meet these demands will be impaired. See below "—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us."

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

In fiscal year 2015, we began the implementation of a number of strategic initiatives designed to improve the customer experience at SBS and BSG in an effort to attract new customers to our stores, improve sales productivity at our existing stores and effectively compete with our competitors. For example, we are testing alternatives to its existing loyalty club card program and will continue to assess the look, feel and "shopability" of its Sally Beauty stores primarily in the U.S., and will upgrade additional stores on a case by case basis as necessary to maintain an appealing shopping environment. There can be no assurance that these strategic initiatives will attract new customers to our stores or improve sales productivity at our existing stores. Furthermore, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. If these strategic initiatives are not successful, our same store sales will suffer and our growth prospects, financial results, profitability and cash flows will also be adversely impacted.

We are not certain that our ongoing cost control plans will continue to be successful.

Our ability to grow profitably depends in large part on our ability to successfully control or reduce our operating expenses. In furtherance of this strategy, we have engaged in ongoing activities to reduce or control costs, some of which are complicated and require us to expend significant resources to implement. For example, in January 2017, the Company's Board of Directors approved a comprehensive restructuring plan for the Company's businesses that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. Despite these cost control plans, we anticipate that our labor and rental costs will continue to increase for the foreseeable future as we compete for talent and attractive retail locations with other retailers. Furthermore, we have also made significant investments in our strategic initiatives, including our store refresh initiatives and various marketing initiatives, which have resulted in cost increases in recent periods. While we expect these costs to diminish in future periods, such costs may continue at elevated levels for future periods. We cannot assure you that our strategic initiatives and cost control efforts will result in the increased profitability, cost savings or other benefits that we expect, which could have a material adverse effect on our business, financial condition and results of operations.

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

  •
  seasonal fluctuations due to weather conditions, including severe weather events or other natural disasters;

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

We do not manufacture any products we sell, and instead purchase our products from recognized brand manufacturers and private label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. During the fiscal year 2017, our five largest suppliers were Coty Inc., or Coty (including certain business units formerly owned by The Procter & Gamble Company, or P&G), the Professional Products Division of L'Oreal USA S/D, Inc., or L'Oreal, John Paul Mitchell Systems, Conair

Corporation, and Shiseido Cosmetics (America) Limited. Together, these suppliers accounted for approximately 39% of our consolidated merchandise purchases and approximately 44% of BSG's merchandise purchases. For example, in 2016, Coty, a leading supplier of fragrances, color cosmetics, and skin and body products, acquired the fragrances, color cosmetics, and hair color divisions of P&G and thereby became our largest supplier. In the fiscal year 2015, P&G was our largest supplier. There can be no assurances as to the impact, if any, that Coty's acquisition of the fragrances, color cosmetics, and hair color divisions of P&G will have on our ability to continue to source products from these divisions at current prices and volumes.

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

Changes in SBS's and BSG's relationships with suppliers occur often, and could positively or negatively impact the net sales and operating earnings of both business segments. Some of our suppliers may seek to decrease their reliance on distribution intermediaries, including full-service/exclusive and open-line distributors like BSG and SBS, by promoting their own distribution channels, as discussed above. These suppliers may offer advantages, such as lower prices, when their products are purchased from distribution channels they control. If our access to supplier-provided products were to diminish relative to our competitors or we were not able to purchase products at the same prices as our competitors, our business could be materially and adversely affected. Also, consolidation among suppliers may increase their negotiating leverage, thereby providing them with competitive advantages that may increase our costs and reduce our revenues, adversely affecting our business, financial condition and results of operations. Therefore, there can be no assurance that the impact of these developments, if they were to occur, will not adversely impact revenue to a greater degree than we currently expect or that our efforts to mitigate the impact of these developments will be successful. If the impact of these developments is greater than we expect or our efforts to mitigate the impact of these developments are not successful, this could have a material adverse effect on our business, financial condition or results of operations.

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

We offer many of our beauty products for sale through our websites in the U.S. (such as www.sallybeauty.com, www.cosmoprofbeauty.com and www.cosmoprofequipment.com) and abroad. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our e-commerce operations, websites and software and other related operational systems. Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce businesses successfully grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. In addition, offering products through our e-commerce channels (particularly directly to consumers through our professional business) could cause some of our current or potential vendors to consider competing internet offerings of their products either directly or through competing distributors. As we continue to grow our e-commerce businesses, the impact of attracting existing rather than new customers, of conflicts between product offerings online and through our stores, and of opening up our channels to increased internet competition could have a material adverse impact on our business, financial condition and results of operations, including future growth and same store sales. Furthermore, our recent initiatives to upgrade our e-commerce platforms may not be successful in driving traffic to our websites and increasing our online sales in the long term, which could adversely impact our net sales.

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

If our franchisees do not run their stores and sales teams according to our standards, our brand reputation could be negatively impacted.

We work to ensure that our franchisees maintain and protect our brand; however, we are exposed to risks through these franchise relationships. Our franchisees may not run the stores and sales teams according to our standards, which could have a material adverse effect on our brand reputation and our business.

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

If suitable candidates are identified, we may be unable to reach agreeable acquisition terms with such candidates or may not have access to sufficient funds to fund such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt to pay for acquisitions. We may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could increase as a result of any acquisitions. Internationally, regulatory requirements, trade barriers and due diligence difficulties, among other considerations, make acquiring suitable foreign candidates more difficult, time-consuming and expensive. See below "—Our ability to conduct business outside the United States may be affected by legal, regulatory and economic risks."

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

If we are unable to optimize our store base by profitably opening and operating new stores and closing less profitable stores, our business, financial condition and results of operations may be adversely affected.

Our future growth strategy depends in part on our ability to optimize and profitably operate our stores in existing and additional geographic areas, including in international geographies. While the capital requirements to open a SBS or BSG store, excluding inventory, vary from geography to geography, such capital requirements have historically been relatively low in the U.S. and Canada. Despite these relatively low opening costs, we may not be able to open all the new stores we plan to open and we may be unable to optimize our store base by closing stores that are unprofitable or open stores that are profitable, any of which could have a material adverse impact on our financial condition or results of operations. There are several factors that could affect our ability to open and profitably operate new stores, including:

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

The potential impact of Britain's decision to leave the European Union and any related or other disruptive events affecting the U.K., the European Union or other geographies in which we conduct business.

Our results of operations may be materially affected by any adverse impact resulting from Britain's decision to leave the European Union (commonly referred to as "Brexit"). Brexit may result in increased uncertainty throughout the region and could adversely affect business activity, political stability and adverse economic conditions throughout Europe. The uncertainty concerning the timing and terms of the separation could also have a negative impact on future growth for the UK and/or other European economies and cause further strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to the British pound and the euro may adversely affect our results of operations as we translate sales and other results denominated in foreign currency into U.S. dollars for financial reporting purposes. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

The economic conditions in the geographies we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.

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

Use of social media may adversely impact our reputation.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of internet-based communications, which allows access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the products we sell may be posted on social media platforms and similar devices at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

We also use social media platforms as marketing tools. For example, we maintain Facebook, Twitter, Instagram and Pinterest accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, and results of operations.

In addition, we have agreements with a variety of industry influencers, and we feature industry influencers on our advertising and marketing efforts and may include them in some of our branding. Further, many industry influencers use our products and feature our products through their own platforms. Actions taken by these individuals could harm our brand image, net revenues and profitability.

If we are unable to protect our intellectual property rights, specifically our trademarks and service marks, our ability to compete could be negatively impacted.

We rely upon trade secrets and know-how to develop and maintain our competitive position. Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries in which we operate. The success of our business depends to a certain extent upon the value associated with our intellectual property rights. We own certain trademark and service mark rights used in connection with our business including, but not limited to, "Sally," "Sally Beauty," "Sally Beauty Supply," "Sally Beauty Club Card," "BSG," "CosmoProf," "Proclub," "Armstrong McCall," "ion," "Beyond the Zone" and "Salon Services." We protect our intellectual property rights through a variety of methods, including, but not limited to, applying for and obtaining trademark protection in the U.S., Canada and other countries throughout the world in which our business operates. We also rely on trade secret laws, in addition to confidentiality agreements with vendors, employees, consultants and others who have access to our proprietary information. While we intend to vigorously protect our trademarks against infringement, we may not be successful. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our intellectual property rights and trademarks are expected to continue to be substantial.

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

As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure while maintaining their reliability and integrity. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. For example, we are currently implementing new point-of-sale systems in a number of our divisions, which we anticipate will provide significant benefits, including enhanced tracking of customer sales. The development and implementation of the new point-of-sale systems and any other future upgrades to our systems and information technology may require significant costs and divert our management's attention and other resources from our core business. There are also no assurances that these new systems and upgrades will provide us with the anticipated benefits and efficiencies. Many of our systems are proprietary, and as a result our options are limited in seeking third-party help with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to operations and upgrades, any delays due to the installation of any upgrade (and customer issues therewith), any resulting service outages, or the impact on the reliability of our data from any upgrade or any legacy system, will not have a material adverse effect on our business, financial condition or results of operations.

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

Our success has depended, and will continue to depend, in large part on our ability to attract and retain senior executives who possess extensive knowledge, experience and managerial skill applicable to our business. Significant leadership changes or executive management transitions involve inherent risk and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance. In addition, from time to time, key executive personnel leave our Company and we may not be successful in attracting, integrating and retaining the personnel required to grow and operate our business profitably. While we strive to mitigate the negative impact associated with the loss of a key executive employee, an unsuccessful transition or loss could significantly disrupt our operations and have a material adverse effect on our business, financial condition or results of operations.

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

Any significant interruption in the operations of our distribution facilities could disrupt our ability to deliver merchandise to our stores in a timely manner, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying up to 17,000 beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

From time to time, we are subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against these patent infringement claims and other claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, profitability and cash flows. We establish accruals for potential liability arising from legal proceedings when potential liability is probable and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could materially adversely impact our business, financial condition, profitability and cash flows. There can be no assurance that any pending or future litigation will not have a material adverse effect on our business, financial condition, and results of operations.

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

As of September 30, 2017, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings, had an aggregate principal amount of approximately $1,867.9 million of outstanding debt, including capital lease obligations, and a total debt to equity ratio of –5.14:1.00.

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

  •
  increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest), including borrowings under our $500 million asset-based senior secured loan facility, which we refer to as the "ABL facility";

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. As of September 30, 2017, our ABL facility provided us commitments for additional borrowings of up to approximately $389.6 million, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations. In addition, the agreements governing our ABL facility and our institutional term loan as well as the indentures governing our senior notes due 2023 and senior notes due 2025, which we refer to as the senior notes, do not prevent us from incurring obligations that do not constitute indebtedness.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

The agreement governing our ABL facility contains covenants that, among other things, restrict Sally Holdings and its subsidiaries' ability to:

  •
  change their line of business;

  •
  engage in certain mergers, consolidations and transfers of all or substantially all of their assets;

  •
  make certain dividends, share repurchases and other distributions;

  •
  make acquisitions of all of the business or assets of, or stock representing beneficial ownership of, any person;

  •
  dispose of certain assets;

  •
  make voluntary prepayments on the senior notes or make amendments to the terms thereof;

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

The indentures governing the senior notes and our institutional term loan also contain restrictive covenants that, among other things, limit our ability and the ability of Sally Holdings and its restricted subsidiaries to:

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

The restrictions in the indentures governing our senior notes and the covenants in our institutional term loan, and the terms of our ABL facility and the institutional term loan may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that our subsidiaries, which are borrowers under these agreements, will be granted waivers or amendments to these agreements if they are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in the senior notes and the institutional term loan, and the terms of our ABL facility may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants and restrictions could result in a default under either the ABL facility, the institutional term loan or the indentures that would permit the applicable lenders or senior note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the ABL facility, could proceed against the collateral securing the debt. In any such case, our subsidiaries may be unable to borrow under the ABL facility and may not be able to repay the amounts due under the senior notes and the institutional term loan. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

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

We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our ABL facility, the institutional term loan and the indentures governing the senior notes restrict our ability to dispose of assets and use the proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

The impairment of certain financial institutions could adversely affect us.

We have exposure to different financial institutions in their capacities as lenders in our ABL facility and the institutional term loan, depositories of our corporate cash balances and counterparties on our foreign currency and interest rate hedging transactions. All of these transactions expose us to credit risk in the event of default of the financial institution(s). If these financial institutions become impaired or insolvent, this could have serious consequences to our financial condition and results of operations.

Currency exchange rate fluctuations could result in higher costs and decreased margins and earnings.

Many of our products are sold outside of the United States. As a result, we conduct transactions in various currencies, which increase our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our stores and a number of our warehouse and remote office locations are leased while our corporate headquarters in Denton, Texas and five warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and certain international location, as of September 30, 2017:

	Sally Beauty Supply		Beauty Systems Group
Location	Company- Operated	Franchise	Company- Operated	Franchise
United States (excluding Puerto Rico)	2,841	—	1,097	149
Puerto Rico	42	—	2	—
International:
United Kingdom	249	10	—	—
Mexico	227	—	—	19
Canada	139	—	101	—
France	71	3	—	—
Belgium	45	6	—	—
Chile	41	—	—	—
Netherlands	31	—	—	—
Spain	25	—	—	—
Other	52	—	—	—

Total International	880	19	101	19

Total Store Count	3,763	19	1,200	168

The following table provides locations for our significant offices and warehouses and corporate headquarters, as of September 30, 2017:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters	200,000	N/A
Reno, Nevada	Warehouse	253,000	SBS
Columbus, Ohio	Warehouse	246,000	SBS
Jacksonville, Florida	Warehouse	237,000	SBS
Denton, Texas	Office, Warehouse	114,000	SBS
Marinette, Wisconsin	Office, Warehouse	99,000	BSG
Leased Properties:
Greenville, Ohio	Office, Warehouse	246,000	BSG
Fresno, California	Warehouse	200,000	BSG
Blackburn, Lancashire, England	Warehouse	195,000	SBS
Spartanburg, South Carolina	Warehouse	190,000	BSG
Pottsville, Pennsylvania	Office, Warehouse	140,000	BSG
Clackamas, Oregon	Warehouse	104,000	BSG
Ronse, Belgium	Office, Warehouse	91,000	SBS
Ghent, Belgium	Office, Warehouse	83,000	SBS
Guadalupe, Nuevo Leon, Mexico	Warehouse	78,000	SBS
Calgary, Alberta, Canada	Warehouse	62,000	BSG
Mississauga, Ontario, Canada	Warehouse	60,000	BSG
Lincoln, Nebraska	Warehouse	54,000	BSG

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

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant's Common Equity

Market Information

Our common stock is listed on the New York Stock Exchange, Inc., ("the NYSE"), under the symbol "SBH." The following table sets forth the high and low sales prices of our common stock during the fiscal years ended September 30, 2017 and 2016.

Quarter Ended	High	Low
Fiscal Year 2017:
September 30, 2017	$21.36	$17.27
June 30, 2017	$21.01	$17.26
March 31, 2017	$26.98	$19.77
December 31, 2016	$30.17	$23.72
Fiscal Year 2016:
September 30, 2016	$30.73	$25.58
June 30, 2016	$32.75	$27.48
March 31, 2016	$32.93	$24.69
December 31, 2015	$28.70	$21.94

Holders

As of November 10, 2017, there were 758 stockholders of record of our common stock.

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

Performance Graph

The following illustrates the comparative total return among Sally Beauty, the S&P 500 Index and the Dow Jones U.S. Specialty Retailers Index assuming that $100 was invested on September 30, 2012 and that dividends, if any, were reinvested for the fiscal year included in the data:

The Dow Jones U.S. Specialty Retailers Index (NYSE: DJUSRS) is a non-managed index and provides a comprehensive view of issuers that are primarily in the retail sector in the United States. The Company's common stock is included in this index.

	9/12	3/13	9/13	3/14	9/14	3/15	9/15	3/16	9/16	3/17	9/17
Sally Beauty Holdings, Inc.	100.00	117.10	104.26	109.21	109.09	136.99	94.66	129.06	102.35	81.47	78.04
S&P 500	100.00	110.19	119.34	134.27	142.89	151.37	142.02	154.07	163.93	180.52	194.44
Dow Jones US Specialty Retailers	100.00	114.55	140.00	140.08	147.47	179.39	182.28	185.64	180.16	197.11	203.34

This data assumes that $100 was invested on September 30, 2012 in the Company's common stock and in each of the indices shown and that all dividends were reinvested. The Company did not declare dividends during the period covered by this table. Stockholder returns shown should not be considered indicative of future stockholder returns.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company's repurchases of shares of its common stock during the three months ended September 30, 2017:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2017	1,403,381	$19.71	1,403,381	$250,962,850
August 1 through August 31, 2017	1,600,617	19.92	1,600,617	1,000,000,000
September 1 through September 30, 2017	—	—	—	1,000,000,000

Total this quarter	3,003,998	$19.82	3,003,998	$1,000,000,000

(1)
The table above does not include 16,823 shares of the Company's common stock surrendered by grantees during the three months ended September 30, 2017 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company's share-based compensation plans.

(2)
On August 31, 2017, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2021 (the "2017 Share Repurchase Program"). The 2017 Share Repurchase Program replaced the 2014 Share Repurchase Program.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Sally Beauty for each of the years in the five-year period ended September 30, 2017 (dollars and shares in thousands, except per share data):

	Fiscal Year Ended September 30,
	2017	2016	2015	2014	2013
Results of operations information:
Net sales	$3,938,317	$3,952,618	$3,834,343	$3,753,498	$3,622,216
Cost of products sold	1,973,422	1,988,678	1,936,492	1,893,326	1,826,953

Gross profit	1,964,895	1,963,940	1,897,851	1,860,172	1,795,263
Selling, general and administrative expenses(a)	1,351,296	1,365,986	1,313,134	1,273,513	1,202,709
Depreciation and amortization	112,323	99,657	89,391	79,663	72,192
Restructuring charges	22,679	—	—	—	—

Operating earnings	478,597	498,297	495,326	506,996	520,362
Interest expense(b)	132,899	144,237	116,842	116,317	107,695

Earnings before provision for income taxes	345,698	354,060	378,484	390,679	412,667
Provision for income taxes	130,622	131,118	143,397	144,686	151,516

Net earnings	$215,076	$222,942	$235,087	$245,993	$261,151

Earnings per share
Basic	$1.56	$1.51	$1.50	$1.54	$1.52
Diluted	$1.56	$1.50	$1.49	$1.51	$1.48
Weighted average shares, basic	137,533	147,179	156,353	159,933	171,682
Weighted average shares, diluted	138,176	148,803	158,226	163,419	176,159
Operating data:
Number of stores, including franchises (at end of period):
SBS	3,782	3,781	3,673	3,563	3,424
BSG	1,368	1,338	1,294	1,265	1,245

Consolidated	5,150	5,119	4,967	4,828	4,669
Distributor sales consultants (at end of period)	829	936	958	981	982
Same store sales growth (decline)(c):
SBS	(1.6)%	1.7%	1.7%	1.3%	(0.6)%
BSG	1.3%	5.5%	5.7%	3.5%	4.2%
Consolidated	(0.7)%	2.9%	2.9%	2.0%	0.8%
Financial condition information (at end of period):
Cash and cash equivalents	$63,759	$86,622	$140,038	$106,575	$47,115
Property, plant and equipment, net	313,717	319,558	270,847	238,111	229,540
Total assets	2,123,093	2,132,063	2,094,351	2,004,319	1,924,493
Long-term debt, excluding current maturities	1,771,853	1,783,294	1,786,839	1,785,013	1,587,092
Stockholders' deficit(d)	$(363,616)	$(276,166)	$(297,821)	$(347,053)	$(303,479)
(a)
In the fiscal year 2016, selling, general and administrative expenses reflect charge of $12.8 million resulting from loss contingencies.

(b)
In the fiscal years 2017 and 2016, interest expense reflects a loss on extinguishment of debt of $28.0 million and $33.3 million, respectively, related to our refinancing of certain outstanding senior notes in the ordinary course of our business. See Note 12 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data" for additional information about our debt.

(c)
For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Our same store sales are calculated in constant U.S. dollars and include internet-based sales

  (which are not material for each of the periods presented) and the effect of store expansions, if applicable, but do not generally include the sales from stores relocated until 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until 14 months after the acquisition.

(d)
Stockholders' deficit for the fiscal years 2017, 2016, 2015, 2014 and 2013 reflects the repurchase and subsequent retirement of 16.1 million shares, 7.8 million shares, 8.1 million shares, 12.6 million shares and 18.9 million shares of our common stock at a cost of $346.1 million, $207.3 million, $227.6 million, $333.3 million and $509.7 million, respectively, under share repurchase programs approved by the Company's Board of Directors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management's view of the financial condition as of September 30, 2017 and 2016, and the results of operations and cash flows for the three fiscal years in the period ended September 30, 2017, of Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty and the related notes included elsewhere in this Annual Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. See "Cautionary Notice Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2017:

  •
  Consolidated net sales for the fiscal year ended September 30, 2017 were $3,938.3 million compared to $3,952.6 million of the fiscal year ended September 30, 2016. Consolidated net sales for the fiscal year ended September 30, 2017, are inclusive of a net negative impact from changes in foreign currency exchange rates of $30.0 million, or 0.8% of consolidated net sales;

  •
  Consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, decreased by 0.7% for the fiscal year ended September 30, 2017, compared to an increase of 2.9% for the fiscal year ended September 30, 2016;

  •
  Consolidated gross profit for the fiscal year ended September 30, 2017 increased by $1.0 million, or less than 0.1%, to $1,964.9 million compared to the fiscal year ended September 30, 2016. As a percentage of net sales, gross profit increased by 20 basis points to 49.9% for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016;

  •
  During the fiscal year ended September 30, 2017, we incurred approximately $22.7 million in expenses, including severance and other employment-related expenses of $12.1 million, facility closure expenses of $6.7 million and other costs of $3.9 million, in connection with our previously-announced comprehensive restructuring plan;

  •
  Consolidated operating earnings for the fiscal year ended September 30, 2017 decreased by $19.7 million, or 4.0%, to $478.6 million compared to the fiscal year ended September 30, 2016. As a percentage of net sales, operating earnings decreased by 40 basis points to 12.2% for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016;

  •
  Consolidated net earnings decreased by $7.9 million, or 3.5%, to $215.1 million compared to the fiscal year ended September 30, 2016;

  •
  Diluted earnings per share for the fiscal year ended September 30, 2017, were $1.56 compared to $1.50 for the fiscal year ended September 30, 2016;

  •
  Cash provided by operations was $344.4 million for the fiscal year ended September 30, 2017, compared to $351.0 million for the fiscal year ended September 30, 2016;

  •
  At September 30, 2017, Sally Beauty Supply's store count was flat, with 133 new store openings during the year offset by 133 strategic store closures, while Beauty Systems Group store count increased by 26 stores, with 55 new stores partially offset by 29 store closures, excluding franchised stores, compared to at September 30, 2016;

  •
  On July 6, 2017, we, through certain of our subsidiaries, redeemed in full our 5.75% senior notes due 2022 (the "senior notes due 2022") primarily with the net proceeds from the July 2017 issuance of an $850.0 million seven-year term loan (the "Term Loan B") and recorded a loss on extinguishment of debt of approximately $28.0 million in connection therewith;

  •
  On July 6, 2017, we, through certain of our subsidiaries, amended and restated our $500 million, asset-based senior secured loan facility, extending the maturity to July 2022 and amending certain other terms;

  •
  On August 31, 2017, we announced that our Board of Directors (the "Board") had approved a new share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2021 (the "2017 Share Repurchase Program") and terminated the 2014 Share Repurchase Program. During the fiscal year ended September 30, 2017, we repurchased and subsequently retired approximately 16.1 million shares of our common stock under the 2014 Share Repurchase Program at an aggregate cost of $346.1 million; and

  •
  During the fiscal year ended September 30, 2017, we recorded a charge of $4.0 million for estimated casualty losses resulting from hurricanes that affected areas of the U.S. and Puerto Rico in August and September.

Overview

Description of Business

At September 30, 2017, we operated primarily through two business units, Sally Beauty Supply, or SBS, and Beauty Systems Group, or BSG. We believe we are the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of September 30, 2017, we had 4,963 company-operated stores and supplied 187 franchised stores primarily in North America and selected South American and European countries. Within BSG, we also have one of the largest networks of distributor sales consultants for professional beauty products in North America. We offer a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling tools, skin and nail care products and other beauty items. SBS targets retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. For the year ended September 30, 2017, our consolidated net sales and operating earnings were $3,938.3 million and $478.6 million, respectively.

As of September 30, 2017, SBS had 3,763 company-operated retail stores (generally, under the Sally Beauty banner), 2,883 of which are located in the U.S. (including Puerto Rico), with the remaining 880 company-operated stores located in Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, Spain, Chile and Peru. SBS also supplied 19 franchised stores located in the United Kingdom, Belgium and certain other European countries. In the U.S. and Canada, our SBS stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. Our SBS stores carry an extensive selection of professional beauty supplies for both retail customers and salon professionals, featuring an average of 8,000 SKUs of beauty products across a variety of product categories including hair color, hair care, skin and nail care, styling tools and other beauty items. Our SBS stores carry leading third-party brands, such as OPI®, China Glaze®, Wella®, Clairol®, Conair® and Hot Shot Tools®, as well as an extensive selection of exclusive-label merchandise. Store formats, including average size and product selection, for SBS outside the U.S. and Canada vary by marketplace. For the year ended September 30, 2017, SBS's net sales were $2,345.1 million, representing 59.5% of consolidated net sales.

As of September 30, 2017, BSG had 1,200 company-operated stores (generally, under the CosmoProf banner), supplied 168 franchised stores and had a sales force of approximately 829 distributor sales consultants who train, educate and sell exclusively to salons and salon professionals in the U.S., Canada and Mexico. Company-operated BSG stores average approximately 2,600 square feet in size and are primarily located in secondary strip shopping centers. BSG stores provide a comprehensive selection of beauty products featuring an average of 10,500 SKUs that include hair color and care, skin and nail care, styling tools and other beauty items. Through BSG's large store base and sales force, BSG is able to access a significant portion of the highly fragmented U.S. salon industry. BSG stores carry leading third-party brands such as Paul Mitchell®, Wella®, Matrix®, Schwarzkopf®, Kenra®, Goldwell®, Joico® and Aquage®, intended for use in salons and for resale by the salons to their consumers. BSG is also the exclusive source for certain well-known third-party branded products pursuant to exclusive distribution agreements with certain suppliers within specified geographic territories. For the year ended September 30, 2017, BSG's net sales were $1,593.2 million, representing 40.5% of consolidated net sales.

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

Restructuring Plans

In February 2017, we announced that our Board of Directors had approved a comprehensive restructuring plan (the "2017 Restructuring Plan") for our businesses that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities. The 2017 Restructuring Plan comprised the closure of four administrative offices in the U.S. and Canada, reductions in both salaried and hourly workforce and certain other cost reduction activities. We had initially estimated that we would incur total aggregate charges of approximately $12 million to $14 million in connection with the 2017 Restructuring Plan. In the quarter ended June 30, 2017, we expanded the restructuring initiatives contemplated by the 2017 Restructuring Plan in the U.S. and Canada and estimated that we would incur total charges of up to $17 million. In the quarter ended September 30, 2017, we expanded the restructuring initiatives contemplated by the 2017 Restructuring Plan to encompass some other underperforming international operations. During the fiscal year ended September 30, 2017, we recognized restructuring charges of approximately $22.7 million in connection with the 2017 Restructuring Plan, including severance and related expenses of $12.1 million, facility closure expenses of $6.7 million and expenses related to other cost-reduction initiatives of $3.9 million. The annualized pre-tax benefit of these restructuring initiatives is estimated to be approximately $20 million in future fiscal years, with benefits of approximately $10 million realized in the fiscal year 2017. At September 30, 2017, the initiatives contemplated by the 2017 Restructuring Plan have been substantially completed. See Note 19 of the "Notes to Consolidated Financial Statements" in "Item 8—Financial Statements and Supplementary Data" for additional information about the 2017 Restructuring Plan.

In November 2017, our Board of Directors approved an international restructuring plan (the "2018 Restructuring Plan") focused on significantly improving the profitability of our international businesses, with particular focus on our European operations. We expect to incur restructuring charges in the range of $12 million to $14 million, with approximately $10 million to be incurred in fiscal 2018, related primarily to potential employee separation costs. We expect to realize annualized pre-tax benefits in the range of approximately $12 million to $14 million from the 2018 Restructuring Plan, with a benefit of approximately $8 million realized in fiscal 2018.

Refinancing of Debt

In July 2017, Sally Holdings LLC ("Sally Holdings") and Sally Capital Inc. (collectively, the "borrowers"), both indirect wholly-owned subsidiaries of the Company, entered into a seven-year term loan pursuant to which the borrowers borrowed $850 million. The Term Loan B consists of a variable-rate tranche in the amount of $550 million that bears interest at LIBOR plus 2.50% (or at an alternate base rate plus 1.50%, at the option of the borrowers), and a fixed-rate tranche in the amount of $300 million that bears interest at 4.50%. As of September 30, 2017, the interest rate on the variable-rate tranche is 3.75%. The agreement governing the Term Loan B contains a customary covenant package substantially consistent with the indentures governing the Company's existing senior notes. Borrowings under the Term Loan B are secured by a first-priority lien in and upon substantially all of the assets of the Company and its domestic subsidiaries other than the accounts, inventory (and the proceeds thereof) and other assets that secure the ABL facility, as defined below, on a first-priority basis. In addition, the variable-rate tranche contains provisions requiring quarterly repayments of principal in an amount equal to 0.25% of the original amount for that tranche. The Term Loan B matures on July 5, 2024.

Simultaneously with the entry into the Term Loan B, the Company, through certain of the Company's indirect and direct subsidiaries that are borrowers, entered into an amended and restated $500 million, asset-based senior secured loan facility (the "ABL facility"). After the refinancing of certain of our debt in July 2017, there were $118.0 million in borrowings outstanding under the ABL facility, including the amount drawn in connection with the Company's redemption of the senior notes due 2022 as described below. The terms of the ABL facility are substantially the same as those on the predecessor ABL credit facility (which are described elsewhere in this Annual Report), except for an extension of the maturity to July 6, 2022, improved pricing, a relaxation of the restrictions on Sally Holdings' ability to make Restricted Payments, as defined in the ABL facility, and certain other improved terms. At September 30, 2017, we had approximately $389.6 million available for borrowing under the ABL facility, including the Canadian sub-facility.

In July 2017, Sally Holdings and Sally Capital Inc. (collectively, the "Issuers") redeemed $850 million aggregate principal amount of their senior notes due 2022 at a redemption price equal to 102.875% plus accrued but unpaid interest to, but not including, the redemption date. The redemption was funded primarily with the net proceeds of the Term Loan B, in the principal amount of $850 million, as well as existing cash balances and borrowings under the ABL facility, as appropriate. For the fiscal year ended September 30, 2017, we recorded a loss on extinguishment of debt of approximately $28.0 million, including a call premium of $24.4 million and unamortized debt issuance costs of $3.5 million.

In the fiscal year ended September 30, 2016, we redeemed in full our 6.875% senior notes due 2019 primarily with the net proceeds from our December 2015 issuance of $750.0 million principal amount of our 5.625% senior notes due 2025. For the fiscal year ended September 30, 2016, we recorded a loss on extinguishment of debt of $33.3 million, including a call premium of $25.8 million and unamortized debt issuance costs of $7.5 million.

We have exposure to interest rate fluctuations in connection with the variable-rate tranche of our Term Loan B, as described above. In order to partially mitigate this exposure, in July 2017, we purchased two interest rate caps, which are designated as cash flow hedges, with an initial aggregate notional amount of $550 million (the "interest rate caps"). The interest rate caps expire on June 30, 2023 and limit the Company's maximum interest rate in connection with the variable-rate tranche under the Term Loan B to 5.5%.

Data Security Incidents

In the fiscal year 2014, we disclosed that we had experienced a data security incident (the "2014 data security incident"). In the fiscal year 2015, we disclosed that we had experienced a second data security incident (the "2015 data security incident" and, together with the 2014 data security incident, the "data security incidents"). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems, that we believe may have placed at risk certain payment card data for some transactions. The costs that we have incurred to date in connection with the data security incidents include assessments by payment card networks, professional advisory fees, legal costs and expenses relating to investigating and remediating the data security incidents.

For the fiscal years ended September 30, 2016 and 2015, selling, general and administrative expenses reflect expenses of $14.6 million and $5.6 million (net of related insurance recovery of $0.6 million in 2015), respectively, related to the data security incidents. During the fiscal year ended September 30, 2017, we made net payments against prior assessments by two payment card networks in connection with the data security incidents in the aggregate amount of $9.3 million. As of September 30, 2017, we had an accrued liability relating to the data security incidents of $6.4 million. Our estimated probable losses related to the data security incidents are based on currently available information.

We expect to incur additional costs and expenses related to the data security incidents in future periods. These costs may result from potential additional liabilities to other payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. While we do not anticipate these additional costs or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs could be significant.

Results of Operations

The following table shows the condensed results of operations of our business (in thousands):

	Fiscal Year Ended September 30,
	2017	2016	2015
Net sales	$3,938,317	$3,952,618	$3,834,343
Cost of products sold	1,973,422	1,988,678	1,936,492

Gross profit	1,964,895	1,963,940	1,897,851
Total other operating costs and expenses	1,486,298	1,465,643	1,402,525

Operating earnings	478,597	498,297	495,326
Interest expense	132,899	144,237	116,842

Earnings before provision for income taxes	345,698	354,060	378,484
Provision for income taxes	130,622	131,118	143,397

Net earnings	$215,076	$222,942	$235,087

The following table shows the condensed results of operations of our business, expressed as a percentage of net sales for each respective period:

	Fiscal Year Ended September 30,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of products sold	50.1%	50.3%	50.5%

Gross profit	49.9%	49.7%	49.5%
Total other operating costs and expenses	37.7%	37.1%	36.6%

Operating earnings	12.2%	12.6%	12.9%
Interest expense	3.4%	3.6%	3.0%

Earnings before provision for income taxes	8.8%	9.0%	9.9%
Provision for income taxes	3.3%	3.4%	3.8%

Net earnings	5.5%	5.6%	6.1%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to assess our operating performance (dollars in thousands):

	Fiscal Year Ended September 30,
	2017	2016	2015
Net sales:
SBS	$2,345,116	$2,386,337	$2,351,614
BSG	1,593,201	1,566,281	1,482,729

Consolidated	$3,938,317	$3,952,618	$3,834,343

Gross profit	$1,964,895	$1,963,940	$1,897,851
Gross margin	49.9%	49.7%	49.5%
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$385,407	$411,824	$414,664
BSG	254,691	252,442	228,880

Segment operating earnings	640,098	664,266	643,544
Unallocated expenses and restructuring charges(a)(b)	(161,501)	(165,969)	(148,218)

Consolidated operating earnings	$478,597	$498,297	$495,326

Segment operating margin:
SBS	16.4%	17.3%	17.6%
BSG	16.0%	16.1%	15.4%
Consolidated operating margin	12.2%	12.6%	12.9%
Number of stores at end-of-period (including franchises):
SBS	3,782	3,781	3,673
BSG	1,368	1,338	1,294

Consolidated	5,150	5,119	4,967

Same store sales growth (decline)
SBS	(1.6)%	1.7%	1.7%
BSG	1.3%	5.5%	5.7%
Consolidated	(0.7)%	2.9%	2.9%
(a)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the fiscal years 2016 and 2015, unallocated expenses reflect expenses of $14.6 million and $5.6 million (net of related insurance recovery of $0.6 million in 2015), respectively, in connection with the data security incidents.

(b)
For the fiscal year 2017, we incurred restructuring charges of approximately $22.7 million incurred in connection with the 2017 Restructuring Plan, including severance and related expenses of $12.1 million, facility closure expenses of $6.7 million and expenses related to other cost-reduction initiatives of $3.9 million.

The Fiscal Year Ended September 30, 2017 compared to the Fiscal Year Ended September 30, 2016

The table below presents net sales, gross profit and gross margin data for each reportable segment (in thousands).

	Fiscal Year Ended September 30,
	2017	2016	Increase (Decrease)
Net sales:
SBS	$2,345,116	$2,386,337	$(41,221)	(1.7)%
BSG	1,593,201	1,566,281	26,920	1.7%

Consolidated net sales	$3,938,317	$3,952,618	$(14,301)	(0.4)%

Gross profit:
SBS	$1,303,976	$1,314,960	$(10,984)	(0.8)%
BSG	660,919	648,980	11,939	1.8%

Consolidated gross profit	$1,964,895	$1,963,940	$955	0.0%

Gross margin:
SBS	55.6%	55.1%	0.5%
BSG	41.5%	41.4%	0.1%
Consolidated gross margin	49.9%	49.7%	0.2%

The table below presents operating earnings for each reportable segment (in thousands).

	Fiscal Year Ended September 30,
	2017	2016	Increase (Decrease)
Operating Earnings:
Segment operating earnings:
SBS	$385,407	$411,824	$(26,417)	(6.4)%
BSG	254,691	252,442	2,249	0.9%

Segment operating earnings	640,098	664,266	(24,168)	(3.6)%
Unallocated expenses	(138,822)	(165,969)	(27,147)	(16.4)%
Restructuring expenses	(22,679)	—	22,679	100.0%

Consolidated operating earnings	$478,597	$498,297	$(19,700)	(4.0)%

Net Sales

Consolidated.    Consolidated net sales decreased $14.3 million, or 0.4%, for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016. Consolidated net sales for the fiscal year ended September 30, 2017, are inclusive of a net negative impact from changes in foreign currency exchange rates of $30.0 million, or 0.8% of consolidated net sales. Consolidated same store sales decreased slightly for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016.

Sally Beauty Supply.    Net sales for SBS decreased $41.2 million, or 1.7%, for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016. Net sales for SBS for the fiscal year ended September 30, 2017, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $30.8 million, or 1.3% of the segment's net sales.

In the SBS segment, sales of company-operated stores that have been open for 14 months or longer decreased approximately $29.5 million and net sales from stores that have been open for less than 14 months decreased $9.5 million. Net sales from other sales channels, which include the catalog and internet sales of our Sinelco Group subsidiaries, decreased $2.2 million compared to the fiscal year ended September 30, 2016.

The decrease in SBS's net sales reflects lower unit volume and the negative impact from changes in foreign currency exchange rates, partially offset by an increase in average unit prices, resulting primarily from selective price increases in certain geographical areas of the U.S. and a change in product mix resulting primarily from the introduction of certain products with higher average unit prices in the preceding 12 months.

Beauty Systems Group.    Net sales for BSG increased $26.9 million, or 1.7%, for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016. BSG's net sales were not materially affected by changes in foreign currency exchange rates during the fiscal year ended September 30, 2017.

In the BSG segment, sales of company-operated stores that have been open for 14 months or longer increased approximately $29.4 million compared to the fiscal year ended September 30, 2016, while net sales to our franchisees decreased $5.5 million. Net sales from other BSG sales channels (including sales from stores that have been open for less than 14 months, sales from sales by our BSG distributor sales consultants and incremental sales from businesses acquired in the preceding 12 months) in the aggregate increased $3.0 million compared to the fiscal year ended September 30, 2016.

The increase in BSG's net sales is primarily the result of increases in both unit volume (including increases in sales at existing stores and the incremental sales from 26 company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix, including the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

Consolidated.    Consolidated gross profit increased $1.0 million, or less than 0.1%, for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016, due principally to higher sales volume in BSG and improved gross margins in both business segments, partially offset by lower net sales in SBS. Consolidated gross profit as a percentage of net sales, or consolidated gross margin, increased by 20 basis points, to 49.9%, for the fiscal year ended September 30, 2017, compared to 49.7% for the fiscal year ended September 30, 2016.

Sally Beauty Supply.    SBS's gross profit decreased $11.0 million, or 0.8%, for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016, principally as a result of lower sales, partially offset by improved gross margin. SBS's gross margin increased by 50 basis points, to 55.6%, for the fiscal year ended September 30, 2017, compared to 55.1% for the fiscal year ended September 30, 2016. This increase was primarily the result of selective price increases and reduced promotional activity, primarily in the U.S., compared to the fiscal year ended September 30, 2016.

Beauty Systems Group.    BSG's gross profit increased $11.9 million, or 1.8%, for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016, principally as a result of higher sales volume and improved gross margin. BSG's gross margin increased to 41.5% for the fiscal year ended September 30, 2017, compared to 41.4% for the fiscal year ended September 30, 2016 primarily as a result of a shift in (a) product mix to higher margin product resulting from a change in customer preferences and (b) sales channel mix to higher margin store-based product sales.

Selling, General and Administrative Expenses

Consolidated.    Consolidated selling, general and administrative expenses, excluding depreciation and amortization expense, decreased $14.7 million, or 1.1%, for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016, primarily as a result of cost reduction initiatives and lower expenses associated with the data security incidents, as more fully discussed above. Consolidated selling, general and administrative expenses, as a percentage of net sales, were 34.3% for the fiscal year ended September 30, 2017, compared to 34.6% for the fiscal year ended September 30, 2016.

Sally Beauty Supply.    SBS's selling, general and administrative expenses increased $7.8 million, or 0.9%, for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016. This increase reflects higher employee compensation and compensation-related expenses of $10.0 million (including wage increases for sales staff at existing stores), higher expenses related to recent upgrades to our information technology systems (approximately $4.1 million), casualty losses resulting from hurricanes that impacted areas of the U.S. and Puerto Rico ($4.0 million), and higher foreign currency transaction losses ($2.4 million). These increases were partially offset by lower advertising expenses ($10.2 million) and lower sales bonuses ($8.8 million).

Beauty Systems Group.    BSG's selling, general and administrative expenses increased $7.5 million, or 2.1%, for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016. The increase reflects the incremental expenses (including rent and other occupancy-related expenses) associated with the increase in store count described above, as well as higher employee compensation and compensation-related expenses of $6.7 million (including incremental wages in connection with BSG stores added during the past 12 months and wage increases for sales staff at existing stores) and higher expenses related to recent upgrades to our information technology and our point of sale systems, in the aggregate, of approximately $2.8 million.

Unallocated Selling, General and Administrative Expenses.    Unallocated selling, general and administrative expenses, which represent certain corporate costs (such as payroll, share-based compensation, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, decreased $30.1 million, or 19.8%, for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016. This decrease was due primarily to lower expenses associated with the data security incidents of $14.6 million, lower corporate employee compensation and compensation-related expenses of $6.4 million (including the absence during the current fiscal year of expenses of approximately $1.3 million incurred in connection with management transition plans more fully discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016), lower expenses related to upgrades to our corporate information technology systems of $2.8 million, lower share-based compensation expense of $2.1 million and lower foreign currency transaction losses of $2.0 million.

Depreciation and Amortization

Consolidated depreciation and amortization increased $12.7 million to $112.3 million for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months, mainly in connection with store openings in both operating segments, with store refreshes in the SBS segment (primarily in the U.S.) and with ongoing information technology upgrades. This increase was partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Restructuring Charges

During the fiscal year ended September 30, 2017, the Company incurred charges of approximately $22.7 million in connection with the 2017 Restructuring Plan, including severance and related expenses of $12.1 million, facility closure expenses of $6.7 million and other expenses of $3.9 million.

Interest Expense

Interest expense decreased $11.3 million to $132.9 million for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2015. The decrease in interest expense reflects lower interest expense in the aggregate ($7.2 million) on the senior notes currently outstanding and the Term Loan B, compared to the senior notes outstanding prior to our refinancing of debt in December 2015 and July 2017. The decrease in interest expense also reflects a lower loss on extinguishment of debt (approximately $5.3 million) recognized in connection with our July 2017 refinancing of debt, compared to our December 2015 refinancing of debt. See Note 12 of the Notes to Consolidated Financial Statements in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report and "Liquidity and Capital Resources" below for additional information about the Company's debt refinancing. The decrease in interest expense was offset in part by approximately $1.1 million of incremental interest expenses in connection with borrowings under the ABL facility and the predecessor ABL facility, as appropriate.

Provision for Income Taxes

The provision for income taxes was $130.6 million and $131.1 million, and the effective income tax rate was 37.8% and 37.0%, for the fiscal years ended September 30, 2017 and 2016, respectively. The increase in our effective income tax rate for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016, is due primarily to increased losses subject to a valuation allowance in certain of our foreign operations and a non-recurring reduction in non-deductible executive compensation in the prior year.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased $7.9 million, or 3.5%, to $215.1 million for the fiscal year ended September 30, 2017, compared to $222.9 million for the fiscal year ended September 30, 2016. Diluted earnings per share for the fiscal year ended September 30, 2017 were $1.56 compared to $1.50 for the fiscal year ended September 30, 2016.

The Fiscal Year Ended September 30, 2016 compared to the Fiscal Year Ended September 30, 2015

The table below presents net sales, gross profit and gross margin data for each reportable segment (in thousands).

	Fiscal Year Ended September 30,
	2016	2015	Increase
Net sales:
SBS	$2,386,337	$2,351,614	$34,723	1.5%
BSG	1,566,281	1,482,729	83,552	5.6%

Consolidated net sales	$3,952,618	$3,834,343	$118,275	3.1%

Gross profit:
SBS	$1,314,960	$1,286,888	$28,072	2.2%
BSG	648,980	610,963	38,017	6.2%

Consolidated gross profit	$1,963,940	$1,897,851	$66,089	3.5%

Gross margin:
SBS	55.1%	54.7%	0.4%
BSG	41.4%	41.2%	0.2%
Consolidated gross margin	49.7%	49.5%	0.2%

Net Sales

Consolidated.    Consolidated net sales increased $118.3 million, or 3.1%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. Consolidated net sales for the fiscal year ended September 30, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of $56.4 million, or 1.5% of consolidated net sales.

Net sales from company-operated SBS and BSG stores that have been open for 14 months or longer increased approximately $113.4 million and sales through our BSG distributor sales consultants increased approximately $20.3 million, compared to the fiscal year ended September 30, 2015. Net sales from other sales channels (including sales from stores that have been open for less than 14 months, sales through our BSG franchise-based businesses, incremental sales from businesses acquired in the preceding 12 months and sales from our SBS non-store sales channels) in the aggregate decreased approximately $15.4 million, compared to the fiscal year ended September 30, 2015.

The increase in consolidated net sales reflects, in our SBS segment, increases in average unit prices resulting primarily from selective price increases in certain geographic areas of the U.S. and, in our BSG segment, increases in unit volume (including increases in sales at existing stores and the incremental sales from 37 BSG company-operated stores opened or acquired during the last twelve months) and increases in average unit prices (resulting from changes in product mix), as more fully discussed below.

Sally Beauty Supply.    Net sales for SBS increased $34.7 million, or 1.5%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. Net sales for SBS for the fiscal year ended September 30, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $47.6 million, or 2.0% of SBS's net sales.

In the SBS segment, net sales from company-operated stores that have been open for 14 months or longer increased by approximately $58.5 million. Net sales from other sales channels (including sales from stores that have been open for less than 14 months and sales from our non-store sales channels, which include the catalog and internet sales of our Sinelco Group subsidiary) in the aggregate decreased by approximately $23.8 million, compared to the fiscal year ended September 30, 2015.

The increase in the SBS segment's net sales reflects increases in average unit prices resulting from selective price increases in certain geographic areas of the U.S. and a change in product mix resulting primarily from the introduction of certain products with higher average unit prices in the preceding 12 months.

Beauty Systems Group.    Net sales for BSG increased $83.6 million, or 5.6%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. Net sales for BSG for the fiscal year ended September 30, 2016, are inclusive of a net negative impact from changes in foreign currency exchange rates of approximately $8.8 million, or approximately 0.6% of BSG's net sales.

In the BSG segment, net sales from company-operated stores that have been open for 14 months or longer increased by approximately $54.9 million and sales through our distributor sales consultants increased by approximately $20.6 million, compared to the fiscal year ended September 30, 2015. Net sales from other sales channels (including sales from stores that have been open for less than 14 months, sales through our franchise-based businesses and incremental sales from businesses acquired in the preceding 12 months) in the aggregate increased by approximately $8.1 million, compared to the fiscal year ended September 30, 2015.

The increase in the BSG segment's net sales is primarily the result of an increase in both unit volume (including increases in sales at existing stores and the incremental sales from 37 company-operated stores opened or acquired during the last 12 months) and increases in average unit prices (resulting from changes in product mix, including the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

Consolidated.    Consolidated gross profit increased $66.1 million, or 3.5%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, principally due to higher sales volume and improved gross margins in both business segments, as more fully described below. Consolidated gross profit as a percentage of net sales, or consolidated gross margin, was 49.7% for the fiscal year ended September 30, 2016, compared to 49.5% for the fiscal year ended September 30, 2015.

Sally Beauty Supply.    SBS's gross profit increased $28.1 million, or 2.2%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, principally as a result of higher sales volume and improved gross margin. SBS's gross profit as a percentage of net sales increased to 55.1% for the fiscal year ended September 30, 2016, compared to 54.7% for the fiscal year ended September 30, 2015. This increase was primarily the result of selective price increases in certain geographic areas of the U.S., fewer promotions and a shift in product mix to higher margin products.

Beauty Systems Group.    BSG's gross profit increased $38.0 million, or 6.2%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, principally as a result of higher sales volume and improved gross margin. BSG's gross profit as a percentage of net sales increased to 41.4% for the fiscal year ended September 30, 2016, compared to 41.2% for the fiscal year ended September 30, 2015 primarily as a result of a favorable shift in product mix to higher margin products and a favorable shift in sales channel mix to higher margin store-based product sales.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $52.9 million, or 4.0%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. This increase was attributable in part to incremental expenses (including employee compensation, rent and other occupancy-related expenses) resulting from stores opened or acquired in the preceding 12 months (approximately 145 net additional company-operated stores added since September 30, 2015, which represents a 3.0% increase in the number of company-operated stores). For example, the increase reflects higher employee compensation and compensation-related expenses of $28.0 million (including incremental compensation in connection with stores added since September 30, 2015 and expense of $1.3 million incurred in connection with our management transition plan), higher expenses related to upgrades to our information technology systems (approximately $15.2 million), higher corporate expenses related to the data security incidents ($9.1 million, including the accrued liability of $12.8 million recorded in 2016, compared to the accrued liability of $2.9 million recorded in 2015, as described above), higher legal and other professional fees mainly in connection with certain corporate initiatives (approximately $6.1 million) and higher credit card fees (approximately $3.7 million). The increase in selling, general and administrative expenses was partially offset by decreases in estimated future payments in connection with the Company's self-insurance programs of $6.3 million and by the absence of expenses related to the 2015 Germany restructuring initiative (approximately $3.9 million, net of approximately $1.4 million reflected in cost of products sold) during the fiscal year ended September 30, 2016. Selling, general and administrative expenses, as a percentage of net sales, were 34.6% for the fiscal year ended September 30, 2016, compared to 34.2% for the fiscal year ended September 30, 2015.

Depreciation and Amortization

Consolidated depreciation and amortization increased $10.3 million to $99.7 million for the fiscal year ended September 30, 2016, compared to $89.4 million for the fiscal year ended September 30, 2015. This increase reflects the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months (mainly in connection with store openings in both operating segments, with store remodels in the SBS segment (primarily in the U.S.) and with ongoing information technology upgrades), partially offset by the impact of assets that became fully depreciated in the preceding 12 months.

Operating Earnings

The following table sets forth, for the periods indicated, information concerning our operating earnings (in thousands):

	Fiscal Year Ended September 30,
	2016	2015	Increase (Decrease)
Operating Earnings:
Segment operating earnings:
SBS	$411,824	$414,664	$(2,840)	(0.7)%
BSG	252,442	228,880	23,562	10.3%

Segment operating earnings	664,266	643,544	20,722	3.2%
Unallocated expenses	(165,969)	(148,218)	17,751	12.0%

Consolidated operating earnings	$498,297	$495,326	$2,971	0.6%

Consolidated.    Consolidated operating earnings increased $3.0 million, or 0.6%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, primarily as a result of increased net sales and improved gross margin in both operating segments and lower share-based compensation expense, partially offset by higher unallocated expenses, as more fully discussed below. Operating earnings, as a percentage of net sales, decreased by 30 basis points to 12.6% for the fiscal year ended September 30, 2016, compared to 12.9% for the fiscal year ended September 30, 2015. This decrease reflects higher consolidated operating expenses as a percentage of consolidated net sales, as more fully discussed below, partially offset by the improvement in consolidated gross margin described above.

Sally Beauty Supply.    SBS's segment operating earnings decreased $2.8 million, or 0.7%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. This decrease was primarily a result of the incremental costs related to 108 net additional company-operated stores (stores opened during the past twelve months, which represents a 3.0% increase in the number of stores) operating during the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, higher depreciation expense associated principally with recent store openings and remodels (approximately $10.0 million) and higher expenses related to recent upgrades to our information technology systems (approximately $6.6 million). This decrease was partially offset by the increase in the segment's net sales and the improved gross margin described above and by the absence of expenses related to the 2015 Germany restructuring initiative ($5.3 million) during the fiscal year 2016. Segment operating earnings, as a percentage of net sales, decreased by 30 basis points to 17.3% for the fiscal year ended September 30, 2016, compared to 17.6% for the fiscal year ended September 30, 2015. This decrease reflects higher segment operating expenses as a percentage of the segment's net sales, including the expense increases discussed in this paragraph, partially offset by the improvement in the segment's gross margin described above.

Beauty Systems Group.    BSG's segment operating earnings increased $23.6 million, or 10.3%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, primarily a result of the increase in the segment's net sales and the improved gross margin described above. This increase was partially offset by the incremental costs related to 37 net additional company-operated stores (stores opened or acquired during the past twelve months, which represents a 3.3% increase in the number of stores) operating during the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. Segment operating earnings, as a percentage of net sales, increased by 70 basis points to 16.1% for the fiscal year ended September 30, 2016, compared to 15.4% for the fiscal year ended September 30, 2015. This increase reflects the increase in the segment's gross margin described above and a decrease in segment operating expenses as a percentage of the segment's net sales.

Unallocated Expenses.    Unallocated expenses, which represent certain corporate costs (such as payroll, share-based compensation, employee benefits and travel expenses for corporate staff, certain professional fees, certain new business development expenses and corporate governance expenses) that have not been charged to our operating segments, increased by $21.9 million, or 16.7%, for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015. This increase was due primarily to higher employee compensation and compensation-related expenses of $5.3 million (including expenses incurred in connection with our ongoing management transition plan of $1.3 million), higher corporate expenses related primarily to the data security incidents (approximately $9.1 million including the accrued liability of $12.8 million recorded in 2016, compared to the accrued liability of $2.9 million recorded in 2015, as described above), net of certain insurance recovery related to the data security incidents in 2015, higher corporate expenses related to on-going upgrades to our information technology systems of $7.5 million, and legal and other professional fees mainly in connection with certain corporate initiatives, in the aggregate, of $4.7 million. This increase was partially offset by decreases in estimated future payments in connection with the Company's self-insurance programs of $6.3 million and a decrease in share-based compensation expense of $4.2 million.

Interest Expense

Interest expense increased $27.4 million to $144.2 million for the fiscal year ended September 30, 2016, compared to $116.8 million for the fiscal year ended September 30, 2015. Interest expense is net of interest income of approximately $0.2 million for both the fiscal years ended September 30, 2016 and 2015. The increase in interest expense was due principally to the impact of our December 2015 debt refinancing, including a loss on extinguishment of debt of $33.3 million, partially offset by lower interest expense on the senior notes due 2025 compared to the senior notes due 2019.

Provision for Income Taxes

The provision for income taxes was $131.1 million and $143.4 million, and the effective income tax rate was 37.0% and 37.9%, for the fiscal years ended September 30, 2016 and 2015, respectively. The decrease in the effective income tax rate for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, is due primarily to decreased losses subject to a valuation allowance in certain of the Company's foreign operations and a decrease in non-deductible executive compensation.

Net Earnings

As a result of the foregoing, consolidated net earnings decreased $12.1 million, or 5.2%, to $222.9 million for the fiscal year ended September 30, 2016, compared to $235.1 million for the fiscal year ended September 30, 2015.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that liquidity cannot be considered separately from capital resources.

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

Working capital (current assets less current liabilities) decreased $88.2 million to $595.9 million at September 30, 2017, compared to $684.2 million at September 30, 2016, resulting primarily from an increase in short-term maturities of long-term debt. The ratio of current assets to current liabilities was 2.04 to 1.00 at September 30, 2017, compared to 2.40 to 1.00 at September 30, 2016.

At September 30, 2017, cash and cash equivalents were $63.8 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, fund share repurchases and potential acquisitions, and finance anticipated capital expenditures, including information technology upgrades and store remodels, over the next 12 months.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. During the fiscal year ended September 30, 2017, total borrowings outstanding under the ABL facility have ranged from zero up to $133.5 million and the average daily balance outstanding was $45.8 million. During the fiscal year ended September 30, 2017, the weighted average interest rate on our borrowings under the ABL facility and the predecessor ABL facility, as appropriate, was 3.2%. The amounts drawn are generally paid down with cash provided by our operating activities.

As of September 30, 2017, there were $90.0 million in borrowings outstanding and Sally Holdings had $389.6 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

Share Repurchase Programs

During the fiscal years ended September 30, 2017, 2016 and 2015, we repurchased and subsequently retired approximately 16.1 million, 7.8 million and 8.1 million shares, respectively, of our common stock under the 2017 Share Repurchase Program or the 2014 Share Repurchase Program at a cost of $346.1 million, $207.3 million and $227.6 million, respectively. We funded these share repurchases with cash from operations and borrowings under the ABL facility or the predecessor ABL facility, as appropriate. As of September 30, 2017, we had approximately $1.0 billion of additional share repurchase authorization remaining under the 2017 Share Repurchase Program. Future repurchases of shares of our common stock are expected to be funded with existing cash balances, funds expected to be generated by operations and available borrowings under the ABL facility.

Historical Cash Flows

For the fiscal years 2017, 2016 and 2015, our primary sources of cash have been funds provided by operating activities and, when necessary, borrowings under our ABL facility or the predecessor ABL facility, as appropriate. The primary non-operating uses of cash during the past three years were for share repurchases, debt service and capital expenditures.

The following table shows our sources and uses of cash for the periods presented (in thousands):

	Fiscal Year Ended September 30,
	2017	2016	Change	2016	2015	Change
Net cash provided by operating activities	$344,378	$351,005	$(6,627)	$351,005	$300,787	$50,218
Net cash used by investing activities	(89,625)	(174,830)	85,205	(174,830)	(112,818)	(62,012)
Net cash used by financing activities	(278,395)	(229,030)	(49,365)	(229,030)	(151,955)	(77,075)
Effect of foreign currency exchange rate changes on cash and cash equivalents	779	(561)	1,340	(561)	(2,551)	1,990

Net increase (decrease) in cash and cash equivalents	$(22,863)	$(53,416)	$(30,553)	$(53,416)	$33,463	$(86,879)

   Net Cash Provided by Operating Activities

Net cash provided by operating activities during the fiscal year ended September 30, 2017 decreased $6.6 million to $344.4 million, compared to the fiscal year ended September 30, 2016, due primarily to a decrease in net earnings of $7.9 million.

Net cash provided by operating activities during the fiscal year ended September 30, 2016 increased $50.2 million to $351.0 million, compared to the fiscal year ended September 30, 2015. The increase was due primarily to net changes in the adjustments to reconcile net earnings to net cash provided by operating activities, including depreciation and amortization expenses, net loss on extinguishment of debt, share-based compensation expense, deferred income taxes, net loss on disposal of property and equipment and excess tax benefits resulting from share-based compensation activity (in the aggregate, $72.3 million). This increase was partially offset by a decrease in net earnings and by net changes in the components of working capital.

   Net Cash Used by Investing Activities

Net cash used by investing activities during the fiscal year ended September 30, 2017 decreased $85.2 million to $89.6 million, compared to the fiscal year ended September 30, 2016. This decrease reflects lower capital expenditures related primarily to SBS store refreshes and lower investments in information technology upgrades in the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016 ($61.6 million) and less cash used for acquisitions in the fiscal year ended September 30, 2017 ($26.1 million), partially offset by a decrease in cash proceeds from the sale of property and equipment ($2.5 million).

Net cash used by investing activities during the fiscal year ended September 30, 2016 increased $62.0 million to $174.8 million, compared to the fiscal year ended September 30, 2015. This increase reflects increased capital expenditures of $44.7 million, related primarily to store openings and ongoing information technology upgrades in both business segments, store remodels in the SBS segment (primarily in the U.S.) and upgrades to certain distribution centers and an increase of $19.7 million in cash used for acquisitions, net of cash acquired, in the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, partially offset by incremental proceeds from sale of property and equipment ($2.3 million).

   Net Cash Used by Financing Activities

Net cash used by financing activities increased $49.4 million to $278.4 million during the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016, due primarily to an increase in share repurchases under the 2014 Share Repurchase Program ($138.7 million). This increase was partially offset by an increase in borrowings under the ABL facility or the predecessor ABL facility, as appropriate, a decrease in net repayments of debt, and a decrease in debt issuance costs in connection with debt refinancing, in the aggregate, of $91.5 million.

Net cash used by financing activities increased $77.1 million to cash used of $229.0 million during the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, due primarily to the payment of a redemption premium ($25.8 million) and debt issuance costs ($12.7 million) in connection with our redemption of the senior notes due 2019 and issuance of the senior notes due 2025 in December 2015, and a decrease in proceeds from exercises of stock options and excess tax benefits resulting from share-based compensation activity, in the aggregate, of $58.9 million, partially offset by a decrease in share repurchases under the 2014 Share Repurchase Program ($20.2 million).

Long-Term Debt

   Outstanding Long-Term Debt

At September 30, 2017, we have borrowings of $90.0 million outstanding under the ABL facility. In addition, at September 30, 2017, we, through our subsidiaries Sally Holdings and Sally Capital Inc. (collectively, the "Issuers") have a Term Loan B and senior notes outstanding, in the aggregate, of $1,800.0 million. See Note 12 of the Notes to Consolidated Financial Statements in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report for additional information about the Company's debt.

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

Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables (and related general intangibles and other property) of our domestic subsidiaries (and, in the case of borrowings under the Canadian sub-facility, such assets of our Canadian subsidiaries and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries). The senior notes due 2023 and the senior notes due 2025 (which we refer to collectively as the "senior notes due 2023 and 2025") are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2023 and 2025 is payable semi-annually, during our first and third fiscal quarters.

The ABL facility and the indentures governing the senior notes due 2023 and 2025 contain other covenants regarding restrictions on asset dispositions, granting of liens and security interests, prepayment of certain indebtedness and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2017, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

The senior notes due 2023 carry optional redemption features whereby we have the option to redeem the notes, in whole or in part, on or after November 1, 2021 at par, plus accrued and unpaid interest, if any, and on or after November 1, 2018 at par plus a premium declining ratably to par, plus accrued and unpaid interest, if any. Prior to November 1, 2018, we may redeem the notes, in whole or in part, at a redemption price equal to par plus a make-whole premium as provided in the indenture, plus accrued and unpaid interest, if any.

The senior notes due 2025 carry optional redemption features whereby we have the option to redeem the notes, in whole or in part, on or after December 1, 2023 at par, plus accrued and unpaid interest, if any, and on or after December 1, 2020 at par plus a premium declining ratably to par, plus accrued and unpaid interest, if any. Prior to December 1, 2020, we may redeem the notes, in whole or in part, at a redemption price equal to par plus a make-whole premium as provided in the indenture, plus accrued and unpaid interest, if any. In addition, on or prior to December 1, 2018, we have the right to redeem the notes at par plus a specified premium, plus accrued and unpaid interest, if any, up to 35% of the aggregate principal amount of notes originally issued, subject to certain limitations, with the proceeds from certain kinds of equity offerings, as defined in the indenture.

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, our Secured Leverage Ratio exceeds 4.0 to 1.0. At September 30, 2017, our Secured Leverage Ratio was approximately 1.5 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed 12 fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium.

The indentures governing the senior notes due 2023 and 2025 contain terms that restrict the ability of Sally Beauty's subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 ("Incurrence Test"). At September 30, 2017, the Company's Consolidated Coverage Ratio was approximately 7.0 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2023 and 2025 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a "Restricted Payment" or "Restricted Payments") to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally

Holdings' and its subsidiaries' cumulative consolidated net earnings since July 1, 2006 (for the senior notes due 2023) or since October 1, 2015 (for the senior notes due 2025), plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes plus (v) $350 million (for the senior notes due 2025). Further, in addition to certain other baskets, the indentures permit us to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, our Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At September 30, 2017, our Consolidated Total Leverage Ratio was approximately 2.9 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility restricts the making of Restricted Payments. Under the ABL facility, Sally Holdings may make Restricted Payments if (i) availability under the ABL facility equals or exceeds certain thresholds and (ii) no default then exists under the facility. We are permitted to make Restricted Payments up to $30.0 million during each fiscal year, assuming we are not in Default or that making such Restricted Payment would create an Event of Default. We can make Restricted Payments without limitation if (i), our borrowing availability then-equals or exceeds 15% of the borrowing base for 30 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio for the most recently completed twelve month period has equaled or exceeded 1.0:1.0, OR (ii) excess Availability for the 30-day period immediately preceding and on the date of such Restricted Payment was equal to or greater than 20% of the borrowing base. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). As of September 30, 2017, the Consolidated Fixed Charge Coverage Ratio was approximately 3.8 to 1.0.

When used in this Annual Report, the phrase "Consolidated EBITDA" is intended to have the meaning defined in the ABL facility or the indentures governing the senior notes due 2023 and 2025, as appropriate. EBITDA is not a recognized measurement under accounting principles generally accepted in the United States of America ("GAAP") and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

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

Capital Requirements

During the fiscal year ended September 30, 2017, we had total capital expenditures of approximately $94.3 million, including amounts incurred but not paid at September 30, 2017 (approximately $8.4 million), primarily in connection with the addition of new stores and store remodels, expansion or relocation of existing stores in the ordinary course of business, upgrades to certain distribution centers in the U.S. and ongoing information technology upgrades.

Contractual Obligations

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2017 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest obligations(a)	$185,171	$185,832	$184,026	$1,976,192	$2,531,221
Obligations under operating leases(b)	183,638	268,378	137,128	82,212	671,356
Purchase obligations(c)	17,677	22,775	21,556	—	62,008
Other long-term obligations(d)(e)	11,595	5,151	2,370	5,094	24,210

Total	$398,081	$482,136	$345,080	$2,063,498	$3,288,795

(a)
Long-term debt obligations include obligations under capital leases and future interest payments on senior notes outstanding as of September 30, 2017. The amounts shown above do not include unamortized premium and deferred debt issuance costs reflected in our consolidated balance sheets since those excluded amounts do not represent contractual obligations.

(b)
The amounts reported for operating leases do not include common area maintenance (CAM), property taxes or other executory costs. The majority of our operating leases are for SBS and BSG stores and distribution centers. The amounts shown above do not include obligations of our franchisees under operating leases of approximately $1.0 million for which we are contingently liable in the event of default by the franchisee.

(c)
Purchase obligations reflect legally binding agreements entered into by us to purchase goods or services, that specify minimum quantities to be purchased and with fixed or variable price provisions. Amounts shown do not reflect open purchase orders, mainly for merchandise, to be fulfilled within one year, which are generally cancellable.

(d)
Other long-term obligations, including current portion, principally represent obligations under insurance and self-insurance programs. These obligations are included in accrued liabilities and other liabilities, as appropriate, in our consolidated balance sheets.

(e)
The table above does not include $1.5 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

The information contained in the table above with regards to our long-term debt obligations is based on the current terms of such debt obligations and does not reflect any assumptions about our ability or intent to refinance some or all of its senior notes due 2023 and 2025 on or before their maturity. In the event that we refinance some or all of our senior notes on or before their maturity, actual payments for some of the periods shown may differ materially from the amounts reported herein. In addition, other future events, including potential increases in interest rates, could cause actual payments to differ materially from these amounts.

Off-Balance Sheet Financing Arrangements

At September 30, 2017 and 2016, we had no off-balance sheet financing arrangements other than obligations under operating leases (see Contractual Obligations table above), and letters of credit (related to inventory purchases and self-insurance programs) in the aggregate amount of $20.4 million and $21.6 million, respectively.

Inflation

We believe inflation did not have a material effect on our results of operations during each of the three fiscal years in the period ended September 30, 2017. However, during the past few years, we have experienced an increase in labor and real estate costs in the U.S. Employee compensation and rent expenses represent our two most significant operating expense categories. A material increase in labor and real estate costs in the future, particularly for an extended period of time, could have a material adverse effect on our results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at each balance sheet date, reported amount of revenues and expenses for each reporting period presented, and related disclosures of contingent liabilities. Actual results may differ from these estimates. We believe these estimates and assumptions are reasonable. We consider accounting policies to be critical when they require us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and when different estimates that we reasonably could have used have a material effect on the presentation of our consolidated financial condition, changes in consolidated financial condition or consolidated results of operations.

Our critical accounting estimates relate to the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, assessment of long-lived assets and intangible assets for impairment and share-based payments.

Valuation of Inventory

Inventory is stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or net realizable value. When necessary, we adjust the carrying value of inventory for estimated inventory shrinkage. In assessing the net realizable value of inventory, we consider several key factors including estimates of the future demand for our products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in stock keeping units ("SKUs"). When necessary, we adjust the carrying value of inventory for estimated inventory shrinkage and damage. We estimate inventory shrinkage between physical counts and product damage based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of products sold. Inventory shrinkage and damage expense, in the aggregate, averaged approximately 1.0% of consolidated net sales in fiscal years 2017, 2016 and 2015. A 10% increase or decrease in our estimate of inventory shrinkage and damage at September 30, 2017, would impact net earnings by approximately $1.8 million.

Vendor Rebates and Concessions

We deem cash consideration received from a supplier to be a reduction of the cost of products sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendor's products. The majority of cash consideration we receive is considered to be a reduction of the cost of the related products and is reflected in cost of products sold in our consolidated statements of earnings as the related products are sold. Any portion of such cash consideration received that is attributable to inventory on hand is reflected as a reduction of inventory. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in our consolidated statements of earnings. We record cash consideration expected to be received from vendors in other receivables at the amount we believe will be collected. These receivables could be significantly affected if the actual amounts subsequently collected differ from our expectations. A 10% increase or decrease in these receivables at September 30, 2017, would impact net earnings by approximately $2.7 million.

Retention of Risk

   Employee Health Insurance Liability

We maintain a largely self-funded program, primarily in the U.S., for healthcare benefits for employees who meet certain eligibility requirements. We cover the majority of expenses associated with these benefits, other than certain fees and out-of-pocket expenses paid by the employees through payroll deductions. Payments for healthcare benefits below specified amounts (currently $350,000 per individual per year) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in claims incurred but not yet reported, and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2017 and 2016, we accrued an estimated liability relating to employee health insurance of $6.3 million and $7.7 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs of our employee healthcare benefits. In assessing the adequacy of our employee health insurance liability, we consider several key factors, including estimates of medical costs and trends in claims. This liability could be significantly affected if actual results differ from our expectations. A 10% increase or decrease in our employee health insurance liability at September 30, 2017 would impact net earnings by approximately $0.4 million.

   Workers' Compensation Liability, General Liability, and Automobile and Property Liability

We maintain a large deductible insurance plan for workers' compensation liability, general liability and automobile and property liability loss exposures. We base our estimates of workers' compensation liability on an actuarial analysis performed by an independent third-party actuary and of general liability, automobile and property liability on internal case analyses. We review our liability on a regular basis and adjust our accruals accordingly. As of September 30, 2017 and 2016, our balance sheets included an estimated liability related to these deductible and retention limits of approximately $18.0 million and $21.1 million, respectively.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our workers' compensation, general liability, and automobile and property liability insurance coverage. Changes in estimates occur over time due to such factors as claims incidence and severity of injury or damages. Our liabilities could be significantly affected if actual results differ from our expectations or prior actuarial analyses. A 10% increase or decrease in our workers' compensation liability, general liability, and automobile and property liability at September 30, 2017 would impact net earnings by approximately $1.1 million.

The changes in our insurance liabilities were as follows (in thousands):

	Fiscal Year Ended September 30,
	2017	2016
Balance at beginning of period	$29,179	$36,477
Self-insurance expense	72,309	69,668
Payments, net of employee contributions	(76,745)	(76,966)

Balance at end of period	$24,743	$29,179

Income Taxes

We record income tax provisions in our consolidated financial statements based on an estimate of current income tax liabilities. The development of these provisions requires judgments about tax positions, potential outcomes and timing. If we prevail in tax matters for which provisions have been established or are required to settle matters in excess of established provisions, our effective tax rate for a particular period could be significantly affected.

For the fiscal years ended September 30, 2017, 2016 and 2015, our effective income tax rates were 37.8%, 37.0% and 37.9%, respectively. The increase in our effective income tax rate for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016, is primarily due to increased losses subject to a valuation allowance in certain of our foreign operations and a non-recurring reduction in non-deductible executive compensation in the prior year. The decrease in our effective income tax rate for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015, is due primarily to decreased losses subject to a valuation allowance in certain of our foreign operations and a decrease in non-deductible executive compensation.

Deferred income taxes are recognized for the future tax consequences attributable to differences between our financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. We believe that it is more-likely-than-not that our results of operations in the future will generate sufficient taxable income to realize our deferred tax assets, net of the valuation allowance currently recorded. We have recorded a valuation allowance to account for uncertainties regarding the recoverability of certain deferred tax assets, primarily foreign loss carryforwards. In the future, if we determine that certain deferred tax assets will not be realizable, the related adjustments could significantly affect our effective tax rate at that time. An estimated tax benefit related to an uncertain tax position is recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

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

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate it is more-likely-than-not that the value of the asset may be impaired. For the purpose of reviewing goodwill for impairment, we aggregate components of our operating segments with similar economic characteristics into a reportable unit.

When assessing goodwill and intangible assets with indefinite lives for potential impairment, we compare the carrying amount of the asset to its fair value. In addition, we consider whether the value of an asset has been impaired by evaluating if various factors (including current operating results, anticipated future results and cash flows, and relevant market and economic conditions) indicate a possible impairment. When appropriate, we first assess relevant qualitative factors in order to determine whether it is necessary to perform the quantitative impairment tests otherwise required under ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350").

Based on our assessments and after taking into account recent potential triggering events, we recognized impairment losses $4.4 million and $2.5 million in the fiscal years ended September 30, 2017 and 2015, respectively, in connection with our long-lived assets and intangible assets. No material impairment loss was recognized in fiscal year 2016.

Share-Based Payments

The amount of share-based compensation expense related to stock option awards is determined based on the fair value of each stock option award on the date of grant. The fair value of each stock option is estimated using the Black-Scholes option pricing model. The amount of expense recognized in connection with stock option awards is significantly affected by our estimates. In addition, we record periodic expense in connection with stock option awards based on our estimate of the number of stock options actually expected to vest, which requires us to estimate future forfeitures. We estimate future forfeitures based on our historical experience. Actual forfeitures could differ from these estimates and could significantly affect the amount and timing of recognition of our share-based compensation expense related to stock option awards.

The amount of share-based compensation expense related to performance-based restricted stock awards is determined based on the fair value of each award on the date of grant, which is based on the closing market price of our common stock on the date of grant. In addition, we record periodic expense (which is estimated quarterly) in connection with performance-based awards based on our estimate of the number of awards actually expected to vest. This requires that we estimate our future performance over the performance period (generally three years) associated with each award. Actual performance could differ from these estimates and could significantly affect the amount and timing of recognition of our share-based compensation expense related to performance-based awards.

If actual results are not consistent with our estimate or assumptions, we may be exposed to changes in share-based compensation expense that could be material. A 10% change in our share-based compensation expense for the year ended September 30, 2017 would affect net earnings by approximately $0.7 million.

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements in Item 8—"Financial Statements and Supplementary Data" contained elsewhere in this Annual Report for information about recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational corporation, we are subject to certain market risks including risks resulting from our exposure to foreign currency fluctuations, changes in interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the use of derivative financial instruments. Currently, we do not purchase or hold any derivative instruments for speculative or trading purposes.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, the Chilean peso, and the Mexican peso. In addition, we currently have exposure to the currencies of several other countries located in South America and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain European subsidiaries of the Company. The decision by Britain to leave the European Union and related or other disruptive events in the United Kingdom or the European Union could result in increased foreign currency fluctuation, including fluctuation in currencies in which we operate. For each of the fiscal years 2017, 2016 and 2015, less than 20% of our consolidated net sales were made in currencies other than the U.S. dollar.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure, would have impacted our consolidated net sales by approximately 1.8% in the fiscal year 2017, and would have impacted our consolidated net assets by approximately 2.5% at September 30, 2017.

As more fully discussed elsewhere in this Annual Report, we use, from time to time, foreign exchange forward contracts to mitigate exposure to changes in foreign currency exchange rates. At September 30, 2017, the aggregate net fair value of all foreign exchange forward contracts we held was approximately $0.6 million, consisting of contracts in an asset position of $0.8 million and contracts in a liability position of approximately $0.2 million.

Our foreign exchange forward contracts are not designated as hedges and do not currently meet the requirements for hedge accounting. Accordingly, the changes in fair value of these derivative instruments, which are adjusted quarterly, are recorded in our consolidated statements of earnings. Selling, general and administrative expenses reflect net losses of $2.8 million and $1.1 million for the fiscal year ended September 30, 2017 and 2016, respectively, and a net gain of $2.7 million for the fiscal year ended September 30, 2015 in connection with all of our foreign currency derivatives instruments, including marked-to-market adjustments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations primarily as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. There were $90.0 million in borrowings outstanding under the ABL facility at September 30, 2017.

We also have exposure to interest rate fluctuations in connection with the variable-rate tranche of our Term Loan B, as described elsewhere in this Annual Report. In order to partially mitigate this exposure, in July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the "interest rate caps"). The interest rate caps expire on June 30, 2023 and limit our maximum interest rate in connection with the variable-rate tranche of its Term Loan B to 5.5%. We have designated the interest rate caps as effective cash flow hedges in accordance with GAAP.

We have no exposure to interest rate fluctuations in connection with our senior notes due 2023 and 2025, as the interest rates on such debt instruments are fixed.

Credit risk

We are exposed to credit risk in connection with certain assets, primarily cash equivalents and accounts receivable. We believe that the credit risk associated with cash equivalents, if any, is largely mitigated by our policy of investing in a diversified portfolio of securities with high credit ratings. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2017.

The derivative instruments held by the Company from time to time, including the foreign exchange contracts and interest rate caps mentioned above, expose the Company to credit risk in the event of default by a counterparty. We believe that such exposure is mitigated by the substantial resources and strong creditworthiness of the counterparties to our derivative instruments at September 30, 2017. In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements" which is located on page 76 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Background.    Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K sets forth the attestation report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the KPMG attestation report for a more complete understanding of the topics presented.

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

Conclusions regarding Disclosure Controls.    Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2017, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2017 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Report of Independent Registered Public Accounting Firm.    Please refer to KPMG's Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 76 of this Annual Report.

Changes in Internal Control over Financial Reporting.    During our last fiscal quarter there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2018 Annual Meeting of Stockholders under the headings "Proposal 1—Election of Directors," "Executive Officers of the Registrant," "Information Regarding Corporate Governance, the Board, and Its Committees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Report of the Audit Committee."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2018 Annual Meeting of Stockholders under the headings "Information on the Compensation of Directors," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2018 Annual Meeting of Stockholders under the heading "Ownership of Securities."

 EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of September 30, 2017, about our common stock that may be issued under all of our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders	5,812,028	$24.12	5,246,479
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	5,812,028	$24.12	5,246,479

(1)
Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan ("the 2010 Plan") and predecessor share-based compensation plans. The Company currently grants awards only under the 2010 Plan.

(2)
Represents shares that are available for issuance pursuant to restricted stock or other full value awards under the 2010 Plan, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2018 Annual Meeting of Stockholders under the headings "Information Regarding Corporate Governance, the Board, and Its Committees," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Party Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2018 Annual Meeting of Stockholders under the heading "Proposal 3—Ratification of Selection of Auditors."

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a)   List of Financial Statements and Financial Statement Schedules

See "Index to Financial Statements" which is located on page 76 of this Annual Report.

(b)   Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

Exhibit No.	Description
3.1	Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company's Current Report on Form 8-K filed on January 30, 2014
3.2
Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 28, 2017
4.1
Credit Agreement dated as of November 12, 2010 among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as domestic borrowers, Beauty Systems Group (Canada), Inc., as Canadian borrower, SBH Finance B.V., as foreign borrower, the guarantors from time to time party hereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (acting through its Canada branch), as Canadian agent, the other lenders party hereto, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Capital Finance, LLC, as syndication agent, Bank of America Securities LLC, Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint book managers, which is incorporated herein by reference from Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q filed on February 3, 2011
4.2
Amendment No. 1 dated June 8, 2012, to that certain Credit Agreement dated as of November 12, 2010 among the Borrowers, the Guarantors, the Administrative Agent, the Collateral Agent, the Canadian Agent and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 14, 2012
4.3
Second Amendment to Credit Agreement dated July 26, 2013, to that certain Credit Agreement dated as of November 12, 2010 among the Borrowers, the Guarantors, the Lenders party thereto, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agent (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.3 to the Company's Annual Report on Form 10-K filed on November 14, 2013†
4.4
Amended and Restated Credit Agreement dated July 6, 2017 among the Borrowers, the Guarantors, the Lenders party thereto, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agent (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 6, 2017†

4.5	Amended and Restated Security Agreement by Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as the domestic borrowers and the other domestic borrowers and domestic guarantors party hereto from time to time and Bank of America, N.A. as collateral agent dated as of July 26, 2013, which is incorporated herein by reference from Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on November 14, 2013†
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
4.8
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

4.14	Third Supplemental Indenture, dated as of December 3, 2015, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 3, 2015
4.15
Credit Agreement dated July 6, 2017 among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 6, 2017†
10.1
Tax Allocation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
10.2
First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.2 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006
10.3
Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.01 to the Company's Current Report on Form 8-K filed on October 30, 2006
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

10.11	2010 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on November 19, 2009
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
10.16
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
10.18
Form of Option Exercise Period Extension and Restricted Stock Vesting Extension Agreement, which is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on February 2, 2012
10.19
2016 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Supply, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 4, 2016
10.20
Separation and Release Agreement by and between Gary Winterhalter and the Company, dated as of February 18, 2016, which is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016
10.21
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
10.23	Offer Letter to Christian A. Brickman, dated as of April 25, 2014, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2014

10.24	Form of Severance Agreement between each of Matthew Haltom and the Company effective as of November 5, 2012, Christian A. Brickman and the Company effective as of June 2, 2014 and Mark G. Spinks and the Company effective July 31, 2015, Donald T. Grimes and the Company effective December 12, 2016, Carrie S. McDermott and the Company effective August 29, 2017 and Scott C. Sherman and the Company effective October 1, 2017 which is incorporated herein by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 5, 2012
10.25
2012 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on November 15, 2012
10.26
Sally Beauty Holdings, Inc. Amended and Restated Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on November 15, 2012
10.27
Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on November 15, 2012
10.28
Consulting Agreement by and between Sally Beauty Holdings, Inc. and John R. Golliher, which is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 6, 2015
10.29
Sally Beauty Holdings, Inc. Third Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on November 15, 2016
10.30	Separation Agreement by and between Mark Flaherty and Sally Beauty Supply LLC, dated as of September 28, 2016
21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*
23.1	Consent of KPMG*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Christian A. Brickman*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Donald T. Grimes*
32.1	Section 1350 Certification of Christian A. Brickman*
32.2	Section 1350 Certification of Donald T. Grimes*
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders' Equity (Deficit) and (vi) the Notes to Consolidated Financial Statements*
*
Included herewith

†
Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(c)   Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November, 2017.

SALLY BEAUTY HOLDINGS, INC.
By:	/s/ CHRISTIAN A. BRICKMAN Christian A. Brickman President, Chief Executive Officer and Director
By:	/s/ DONALD T. GRIMES Donald T. Grimes Senior Vice President, Chief Financial Officer and Chief Operations Officer
By:	/s/ BRENTLY G. BAXTER Brently G. Baxter Vice President, Principal Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTIAN A. BRICKMAN Christian A. Brickman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 15, 2017
/s/ DONALD T. GRIMES Donald T. Grimes	Senior Vice President, Chief Financial Officer and Chief Operations Officer (Principal Financial Officer)	November 15, 2017
/s/ BRENTLY G. BAXTER Brently G. Baxter	Vice President, Principal Accounting Officer and Controller (Principal Accounting Officer)	November 15, 2017
/s/ ROBERT R. MCMASTER Robert R. McMaster	Chairman of the Board of Directors	November 15, 2017
/s/ KATHERINE BUTTON BELL Katherine Button Bell	Director	November 15, 2017
/s/ MARSHALL E. EISENBERG Marshall E. Eisenberg	Director	November 15, 2017
/s/ DAVID W. GIBBS David W. Gibbs	Director	November 15, 2017
/s/ LINDA HEASLEY Linda Heasley	Director	November 15, 2017
/s/ JOSEPH C. MAGNACCA Joseph C. Magnacca	Director	November 15, 2017
/s/ JOHN A. MILLER John A. Miller	Director	November 15, 2017
/s/ SUSAN R. MULDER Susan R. Mulder	Director	November 15, 2017
/s/ ERIN NEALY COX Erin Nealy Cox	Director	November 15, 2017
/s/ EDWARD W. RABIN Edward W. Rabin	Director	November 15, 2017

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements
Years ended September 30, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited Sally Beauty Holdings, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sally Beauty Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders' deficit for each of the years in the three-year period ended September 30, 2017, and our report dated November 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 15, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sally Beauty Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders' deficit for each of the years in the three-year period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sally Beauty Holdings, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 15, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
November 15, 2017

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2017 and 2016
(In thousands, except par value data)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$63,759	$86,622
Trade accounts receivable, net	46,986	46,942
Accounts receivable, other	45,255	37,041
Inventory	930,855	907,337
Other current assets	55,223	54,861
Deferred income tax assets	28,425	40,024

Total current assets	1,170,503	1,172,827
Property and equipment, net	313,717	319,558
Goodwill	537,791	532,714
Intangible assets, excluding goodwill, net	80,305	92,963
Other assets	20,777	14,001

Total assets	$2,123,093	$2,132,063

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$96,082	$716
Accounts payable	307,752	271,376
Accrued liabilities	168,498	214,584
Income taxes payable	2,233	1,989

Total current liabilities	574,565	488,665
Long-term debt	1,771,853	1,783,294
Other liabilities	20,140	21,614
Deferred income tax liabilities	120,151	114,656

Total liabilities	2,486,709	2,408,229
Stockholders' deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 129,710 and 144,842 shares issued and 129,585 and 144,571 shares outstanding at September 30, 2017 and 2016, respectively	1,296	1,446
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(283,076)	(177,561)
Accumulated other comprehensive loss, net of tax	(81,836)	(100,051)

Total stockholders' deficit	(363,616)	(276,166)

Total liabilities and stockholders' deficit	$2,123,093	$2,132,063

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Fiscal Years ended September 30, 2017, 2016 and 2015
(In thousands, except per share data)

	2017	2016	2015
Net sales	$3,938,317	$3,952,618	$3,834,343
Cost of products sold	1,973,422	1,988,678	1,936,492

Gross profit	1,964,895	1,963,940	1,897,851
Selling, general and administrative expenses	1,351,296	1,365,986	1,313,134
Depreciation and amortization	112,323	99,657	89,391
Restructuring charges	22,679	—	—

Operating earnings	478,597	498,297	495,326
Interest expense	132,899	144,237	116,842

Earnings before provision for income taxes	345,698	354,060	378,484
Provision for income taxes	130,622	131,118	143,397

Net earnings	$215,076	$222,942	$235,087

Basic earnings per share	$1.56	$1.51	$1.50

Diluted earnings per share	$1.56	$1.50	$1.49

Weighted average shares:
Basic	137,533	147,179	156,353

Diluted	138,176	148,803	158,226

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Fiscal Years ended September 30, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net earnings	$215,076	$222,942	$235,087
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	19,299	(22,346)	(49,157)
Interest rate caps:
Changes in fair value	(1,772)	—	—
Income taxes related to changes in fair value	688	—	—

Other comprehensive income (loss), net of tax	18,215	(22,346)	(49,157)

Total comprehensive income	$233,291	$200,596	$185,930

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years ended September 30, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Cash Flows from Operating Activities:
Net earnings	$215,076	$222,942	$235,087
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	112,323	99,657	89,391
Share-based compensation expense	10,507	12,580	16,778
Amortization of deferred financing costs	3,264	3,255	3,789
Excess tax (benefit) shortfall from share-based compensation	1,914	(1,347)	(22,084)
Net loss on disposal and impairment of assets	8,464	495	2,570
Net loss on extinguishment of debt	27,981	33,296	—
Deferred income taxes	14,122	21,460	7,121
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	702	936	774
Accounts receivable, other	(7,520)	4,697	3,255
Inventory	(16,343)	(31,397)	(80,321)
Other current assets	1,480	(17,194)	2,516
Other assets	(6,700)	(1,964)	(744)
Accounts payable and accrued liabilities	(19,601)	13,621	19,575
Income taxes payable	323	(4,331)	22,924
Other liabilities	(1,614)	(5,701)	156

Net cash provided by operating activities	344,378	351,005	300,787

Cash Flows from Investing Activities:
Payments for property and equipment	(89,666)	(151,220)	(106,532)
Proceeds from sales of property and equipment	41	2,531	182
Acquisitions, net of cash acquired	—	(26,141)	(6,468)

Net cash used by investing activities	(89,625)	(174,830)	(112,818)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	1,277,250	912,000	983
Repayments of long-term debt	(1,216,643)	(938,537)	(1,814)
Payments for common stock repurchased	(346,051)	(207,312)	(227,559)
Debt issuance costs	(8,376)	(12,748)	—
Proceeds from exercises of stock options	17,339	16,220	54,351
Excess tax benefit (shortfall) from share-based compensation	(1,914)	1,347	22,084

Net cash used by financing activities	(278,395)	(229,030)	(151,955)

Effect of foreign exchange rate changes on cash and cash equivalents	779	(561)	(2,551)

Net increase (decrease) in cash and cash equivalents	(22,863)	(53,416)	33,463
Cash and cash equivalents, beginning of year	86,622	140,038	106,575

Cash and cash equivalents, end of year	$63,759	$86,622	$140,038

Supplemental Cash Flow Information:
Interest paid	$141,883	$138,956	$113,041
Income taxes paid	$114,553	$123,738	$107,589
Capital expenditures incurred but not paid	$8,367	$3,757	$11,568

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
Fiscal Years ended September 30, 2017, 2016 and 2015
(In thousands)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders' Deficit
	Shares	Amount
Balance at September 30, 2014	154,668	$1,547	$—	$(320,052)	$—	$(28,548)	$(347,053)

Net earnings	—	—	—	235,087	—	—	235,087
Other comprehensive loss	—	—	—	—	—	(49,157)	(49,157)
Repurchases and cancellations of common stock	(7,977)	(80)	(90,813)	(133,705)	(2,961)	—	(227,559)
Share-based compensation	184	2	16,776	—	—	—	16,778
Stock issued for stock options	4,577	46	74,037	—	—	—	74,083

Balance at September 30, 2015	151,452	1,515	—	(218,670)	(2,961)	(77,705)	(297,821)

Net earnings	—	—	—	222,942	—	—	222,942
Other comprehensive loss	—	—	—	—	—	(22,346)	(22,346)
Repurchases and cancellations of common stock	(7,950)	(79)	(28,361)	(181,833)	2,961	—	(207,312)
Share-based compensation	131	1	12,579	—	—	—	12,580
Stock issued for stock options	938	9	15,782	—	—	—	15,791

Balance at September 30, 2016	144,571	1,446	—	(177,561)	$—	(100,051)	(276,166)

Net earnings	—	—	—	215,076	—	—	215,076
Other comprehensive income, net of tax	—	—	—	—	—	18,215	18,215
Repurchases and cancellations of common stock	(16,072)	(161)	(25,299)	(320,591)		—	(346,051)
Share-based compensation	122	1	10,506	—	—	—	10,507
Stock issued for stock options	964	10	14,793	—	—	—	14,803

Balance at September 30, 2017	129,585	$1,296	$—	$(283,076)	$—	$(81,836)	$(363,616)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Fiscal Years ended September 30, 2017, 2016 and 2015

1. Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries ("Sally Beauty" or "the Company" or "we") sell professional beauty supplies through its Sally Beauty Supply ("SBS") retail stores located in the U.S., Puerto Rico, Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, Spain, Chile and Peru. Additionally, we distribute professional beauty products to salons and salon professionals through our Beauty Systems Group ("BSG") store operations and a commissioned direct sales force that calls on salons primarily in the U.S. and Canada, and to franchises in the southern and southwestern regions of the U.S. and in Mexico through the operations of its subsidiary Armstrong McCall. A significant number of our products are also available through a number of SBS and BSG-operated websites. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the manufacturers of the products.

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared on a going concern basis of accounting. Each quarter, management evaluates, based on relevant conditions and events, our ability to continue as a going concern for at least one year after the financial statements are issued. Based on management's assessment, we have concluded that substantial doubt about our ability to continue as a going concern does not exist as of September 30, 2017.

Certain segment amounts for prior fiscal years have been reclassified to conform to the current fiscal year's presentation, in connection with realignment of a business component from our BSG segment to our SBS segment.

2. Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to interpret and apply accounting standards and to develop and follow accounting policies consistent with such standards. The following is a summary of the significant accounting policies used in preparing our consolidated financial statements.

   Use of Estimates

In accordance with GAAP, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities in the consolidated financial statements. Our most significant estimates relate to: the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, the assessment of long-lived assets and intangible assets for impairment, loss contingencies and share-based payments. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

   Cash and Cash Equivalents

Cash equivalents generally represent highly liquid investments purchased from time to time which have an original maturity of three months or less. These investments are stated at cost, which approximates fair value. In addition, cash equivalents include proceeds due from customer credit and debit cards and third-party online payment systems transactions, which generally settle within one to three days, and were $20.5 million and $15.1 million at September 30, 2017 and 2016, respectively.

   Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk consist primarily of investments, if any, in cash equivalents, accounts receivable and derivative instruments, including foreign exchange contracts and interest rate caps. We invest from time to time in securities of financial institutions we deem to be of high creditworthiness. We believe our accounts receivable are highly diversified due to the large number of individual customers comprising our customer base and their dispersion across diverse geographic regions. The counterparties to our derivative instruments are deemed by us to be of substantial resources and strong creditworthiness. We believe that no significant concentration of credit risk exists with respect to our investments, if any, in cash equivalents, our accounts receivable and our derivative instruments at September 30, 2017 and 2016.

   Trade Accounts Receivable and Accounts Receivable, Other

Trade accounts receivable are recorded at the values invoiced to customers and are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts requires us to estimate the future collectability of amounts receivable at the balance sheet date. We record allowances for doubtful accounts on the basis of our historical collection data and current customer information. Customer account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. In our consolidated statements of earnings, bad debt expense is included in selling, general and administrative expenses. The allowance for doubtful accounts was $1.0 million and $1.4 million at September 30, 2017 and 2016, respectively.

Other accounts receivable consist primarily of amounts earned from vendors under various contractual agreements and are recorded at the amounts that we estimate will be collected.

   Inventory and Cost of Products Sold

Inventory consists primarily of beauty supplies and related accessories, and salon equipment for sale in the normal course of our business. Inventory is stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or net realizable value. Inventory cost reflects actual product costs, the cost of transportation to our distribution centers and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. When assessing the net realizable value of inventory, we consider several factors including estimates of future demand for our products, historical turn-over rates, the age and sales history of the inventory, and historic and anticipated changes in stock keeping units ("SKUs").

Physical inventory counts are performed at substantially all stores and significant distribution centers at least annually. Upon completion of physical inventory counts, our consolidated financial statements are adjusted to reflect actual quantities on hand. Between physical counts, we estimate inventory shrinkage based on our historical experience. We have policies and processes in place that are intended to minimize inventory shrinkage.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

Cost of products sold include actual product costs, the cost of transportation to our distribution centers, operating cost associated with our distribution centers (including employee compensation expense, depreciation and amortization, rent and other occupancy-related expenses), vendor rebates and allowances, inventory shrinkage and certain shipping and handling costs, such as freight from the distribution centers to the stores. All other shipping and handling costs are included in selling, general and administrative expenses when incurred.

We deem cash consideration received from a supplier to be a reduction of the cost of products sold, unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by us in selling the vendor's products. The majority of cash consideration we receive from vendors is considered to be a reduction of the cost of the related products and is reflected in cost of products sold in our consolidated statements of earnings as the related products are sold. Any portion of cash consideration received that is attributable to inventory on hand is reflected as a reduction of inventory.

   Lease Accounting

The majority of our lease agreements are for office space, company-operated stores and warehouse/distribution facilities and are accounted for as operating leases, consistent with Accounting Standards Codification ("ASC") Topic 840, Leases. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date we take possession of the property to begin preparation of the site for occupancy to the end of the lease term, including renewal options that are considered reasonably assured. Certain lease agreements to which we are a party provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. We record a contingent rent liability, along with the corresponding rent expense, when the specified levels of revenue have been achieved or when we determine that achieving the specified levels of revenue during the fiscal year is probable.

Certain lease agreements to which we are a party provide for tenant improvement allowances. Tenant improvement allowances are recorded as deferred lease credits, included in accrued liabilities and other liabilities, as appropriate, on our consolidated balance sheets, and amortized on a straight-line basis over the lease term (including renewal options that are determined reasonably assured) as a reduction of rent expense. The amortization period used for deferred lease credits is generally consistent with the amortization period used for the constructed leasehold improvement asset for a given office, store or warehouse facility.

   Valuation of Long-Lived Assets and Intangible Assets with Definite Lives

Long-lived assets, such as property and equipment, including store equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The recoverability of long-lived assets and intangible assets subject to amortization is assessed by comparing the net carrying amount of each asset to the total estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

   Goodwill and Intangible Assets with Indefinite Lives

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Our intangible assets with indefinite lives consist of trade names acquired in business combinations. Goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, usually during our second fiscal quarter, and whenever events or changes in circumstances indicate it is more-likely-than-not that the value of the asset may be impaired. When assessing goodwill and intangible assets with indefinite lives for potential impairment, we consider whether the value of the asset has been impaired by evaluating if various factors (including current operating results, anticipated future results and cash flows, and relevant market and economic conditions) indicate a possible impairment and, if appropriate, compare the carrying amount of the asset to its fair value.

Based on our assessments, after taking into account potential triggering events there was no material impairment of goodwill or intangible assets with indefinite lives recognized in our consolidated financial statements in the current or prior fiscal years presented.

   Self-Insurance Programs

We retain a substantial portion of the risk related to certain of its workers' compensation, general and auto liability, and property damage insurable loss exposure. Predetermined loss limits have been arranged with insurance companies to limit our exposure per occurrence and aggregate cash outlay. In addition, certain of our employees and their dependents are covered by a self-insurance program for healthcare benefit purposes (the "healthcare plan"). We maintain an annual stop-loss insurance policy for the healthcare plan.

We record an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date, which includes claims filed and estimated losses incurred but not yet reported. We estimate the ultimate cost based on an analysis of our historical data and actuarial estimates. These estimates are reviewed on a regular basis to ensure that the recorded liability is adequate. The long-term portions of these liabilities are recorded at their present value.

   Revenue Recognition

We recognize sales revenue, net of estimated sales returns and cash discounts, when a customer consummates a point-of-sale transaction at a store or, in connection with merchandise shipped to a customer, when title and risk of loss pass to the customer (generally upon shipment). The cost of sales incentive programs, including customer and consumer coupons, is recognized as a reduction of revenue at the time of sale. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and are excluded from revenue. Sales returns are estimated based on historical return rates.

   Advertising Costs

Advertising costs relate mainly to print advertisements, digital marketing, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs were $82.0 million, $93.0 million and $95.3 million for the fiscal years 2017, 2016 and 2015, respectively, and are included in selling, general and administrative expenses in our consolidated statements of earnings.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

   Share-based Compensation

From time to time we may grant, subject to approval by our Board of Directors (the "Board"), performance-based awards and service-based awards to our employees under the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the "2010 Plan"), a stockholder-approved share-based compensation plan which allows for the issuance of up to 29.8 million shares of our common stock. We measure the cost of services received from our employees and directors in exchange for an award of equity instruments based on the fair value of the award on the date of grant. Service-based stock option awards are valued using the Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant. Performance-based restricted stock units ("performance units"), and service-based restricted stock awards ("RSA" or "RSAs") and restricted stock units ("RSU" or "RSUs") are valued using the closing market price of our common stock on the date of grant. Stock options have a maximum term of ten years.

The fair value of the service-based awards is expensed on a straight-line basis over the vesting period (generally three or four years for stock options, generally three to five years for RSAs and generally one year for RSUs) or, for stock options and RSAs, to the date a participant becomes eligible for retirement, if earlier. The fair value of the performance units are expensed over the requisite performance period (generally three years).

For performance units, the number of shares, if any, which will be issued, is contingent upon both (a) employee service conditions and (b) our level of achievement with respect to specified performance targets. Periodic expense for performance unit awards, which is estimated quarterly, is based on our projected performance during the performance period compared to the performance targets contained in the award. As such, we estimate and recognize compensation expense for each award based on the percentage of the performance targets that we deem probable of achievement. Our assessment of the compensation expense, if any, to be ultimately recognized in connection with performance unit awards is based on currently available information.

   Depreciation and Amortization

Depreciation of property and equipment is calculated using the straight-line method based on the estimated useful lives of the respective classes of assets. Building and building improvements are depreciated over periods ranging from five to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals considered reasonably assured. Furniture, fixtures and equipment are depreciated over periods ranging from two to ten years. Expenditures for maintenance and repairs are included in selling, general and administrative expenses when incurred, while expenditures for major renewals and improvements are capitalized.

Our intangible assets subject to amortization include customer relationships, certain distribution rights and non-competition agreements, and are amortized, on a straight-line basis, over periods of two to 13 years. Such amortization periods are based on the estimated useful lives of the assets and take into account the terms of any underlying agreements, but do not generally reflect all renewal terms contractually available to us.

   Income Taxes

We recognize deferred income taxes for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are anticipated to be recovered or settled. The effect on deferred taxes of a change in income tax rates is recognized in the consolidated statements of earnings in the period of enactment. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount expected to be realized unless it is more-likely-than-not that such assets will be realized in full. The estimated tax benefit of an uncertain tax position is recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

   Foreign Currency

The functional currency of each of our foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars (our reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations and cash flows are generally translated using average exchange rates for the periods presented. Individually material transactions, if any, are translated using the actual rate of exchange on the transaction date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in our consolidated balance sheets.

Foreign currency transaction gains or losses, including changes in the fair value (i.e., marked-to-market adjustments) of certain foreign exchange contracts we hold, are included in selling, general and administrative expenses in our consolidated statements of earnings when incurred and were not significant in any of the periods presented in the accompanying consolidated financial statements.

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers which will supersede ASC Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services. The new standard must be adopted using either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We have not yet selected a transition method. We have not yet adopted this accounting pronouncement and we do not believe, based on our preliminary assessment, that adoption will have a material effect on our consolidated results of operations and consolidated financial position. We are currently assessing the disclosure requirements contained in the new standard and anticipate making the additional disclosures about our revenue recognition practices as required by the new standard.

In November 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Income Taxes ("ASU 2015-17") which aims to simplify the classification of deferred taxes on the balance sheet. More specifically, ASU 2015-17 will require that all deferred tax assets and liabilities, and any related valuation allowance, be reported as noncurrent in a classified balance sheet. The new guidance will replace the existing practice of reporting deferred taxes for each tax jurisdiction (or taxing component of a jurisdiction) as (a) a net current asset or liability and (b) a net noncurrent asset or liability. The new guidance does not change the existing requirement that only permits offsetting assets and liabilities within the same jurisdiction. We will adopt this accounting pronouncement in the first quarter of our fiscal year 2018. We have completed a preliminary assessment of the potential impact of adopting ASU 2015-17 on our consolidated financial statements. At September 30, 2017, the adoption of ASU 2015-17 would have resulted in a decrease in current assets of $28.4 million and

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

a decrease in current liabilities of $2.0 million. In addition, the adoption would have resulted in an increase in noncurrent assets of $4.3 million and a decrease in noncurrent liabilities of $22.1 million. The actual impact of adopting this new standard on our consolidated financial statements may materially differ from these preliminary estimates, including as a result of changes in tax rates resulting from the potential enactment of tax legislation in the future.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. Under the new guidance, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under prior rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have not yet adopted this accounting pronouncement. We have completed a preliminary assessment of the potential impact of adopting ASU 2016-02 on our consolidated financial statements. At September 30, 2017, adoption of ASU 2016-02 would result in recognition of a right-of-use asset in the estimated amount of approximately $600.0 million and a lease liability for a similar amount in our consolidated balance sheet. We do not believe adoption of ASU 2016-02 will have a material impact on our earnings or cash flows. The amount of the right-of-use asset and the lease liability we ultimately recognize may materially differ from this preliminary estimate, including as a result of future organic growth in our business and potential acquisitions.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, intended to simplify various aspects of how share-based payments are recorded and presented on the financial statements. For example, the new guidance will require that all the income tax effect related to share-based payments be recorded in income tax expense. The new guidance further removes the current requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. In addition, the new standard will require that excess tax benefits and shortfalls from share-based compensation awards be reported in operating activities in the statement of cash flows. We will adopt this accounting pronouncement in the first quarter of our fiscal year 2018.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") which is intended to better align an entity's risk management activities and its financial reporting for hedging relationships. ASU 2017-12 will change both the designation and measurement guidance for a qualifying hedging relationship and the presentation of the impact of the hedging relationship on the entity's financial statements. In addition, ASU 2017-12 contains targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness and eliminates the requirement for an entity to separately measure and report hedge ineffectiveness. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have not yet adopted and are currently assessing the potential effect of this accounting pronouncement on our consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

4. Fair Value Measurements

Our financial instruments consist of cash equivalents, trade and other accounts receivable, accounts payable, derivative instruments, including foreign exchange contracts and interest rate caps, and debt. The carrying amounts of cash equivalents, trade and other accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

We measure on a recurring basis and disclose the fair value of our financial instruments under the provisions of ASC Topic 820, Fair Value Measurement, as amended ("ASC 820"). We define "fair value" as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of that hierarchy are defined as follows:

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

  Level 3— Unobservable inputs for the asset or liability.

Consistent with this hierarchy, we categorized our financial assets and liabilities as follows (in thousands):

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts	$779	$—	$779	$—
Interest rate caps	5,178	—	5,178	—

Total assets	$5,957	$—	$5,957	$—

Liabilities
Long-term debt	$1,919,930	$973,750	$946,180	$—
Foreign exchange contracts	207	—	207	—

Total liabilities	$1,920,137	$973,750	$946,387	$—

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Liabilities
Long-term debt	$1,899,749	$1,897,625	$2,124	$—
Foreign exchange contracts	272	—	272	—

Total liabilities	$1,900,021	$1,897,625	$2,396	$—

Foreign exchange contracts (including foreign currency forwards and options) are valued for purposes of the disclosure above using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market foreign currency exchange rates. Interest rate caps are valued for purposes of the disclosure above using widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates. See Note 13 for more information about our foreign exchange contracts and interest rate caps.

At September 30, 2017 and 2016, long-term debt (including current maturities and borrowings under our five-year asset-based senior secured loan facility, if any) is reported in our consolidated financial statements at amortized cost of $1,887.4 million and $1,807.7 million, respectively, less unamortized debt issuance costs of $19.4 million and $23.7 million, respectively. Our senior notes are valued for purposes of the disclosure above using unadjusted quoted market prices for such debt securities. Our term loan B is generally valued for purposes of this discourse using quoted market prices for similar debt securities in active markets. Other long-term debt (consisting primarily of the borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure using widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates. See Note 12 for more information about our debt.

5. Accumulated Stockholders' Deficit

In August 2017, we announced that the Board approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2021 (the "2017 Share Repurchase Program") and terminated the 2014 Share Repurchase Program. During the fiscal years ended September 30, 2017, 2016 and 2015, we repurchased and subsequently retired approximately 16.1 million shares, 7.8 million shares and 8.1 million shares of our common stock at a cost of approximately $346.1 million, $207.3 million and $227.6 million, respectively, under the 2014 Share Repurchase Program. As of September 30, 2017, no repurchases have been made under the 2017 Share Repurchase Program. We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to such repurchases, we recorded the excess in accumulated deficit. We funded these share repurchases with cash from operations and borrowings under the ABL facility or the predecessor ABL facility, as appropriate.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

The change in accumulated other comprehensive income (loss) ("AOCL") was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Total
Balance at September 30, 2015	$(77,705)	$—	$(77,705)
Other comprehensive loss before reclassifications, net of tax	(22,346)	—	(22,346)

Net current-period other comprehensive loss	(22,346)	—	(22,346)

Balance at September 30, 2016	$(100,051)	$—	$(100,051)
Other comprehensive income (loss) before reclassifications, net of tax	19,299	(1,084)	18,215

Net current-period other comprehensive income (loss)	19,299	(1,084)	18,215

Balance at September 30, 2017	$(80,752)	$(1,084)	$(81,836)

6. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year ended September 30,
	2017	2016	2015
Net earnings	$215,076	$222,942	$235,087

Total weighted average basic shares	137,533	147,179	156,353
Dilutive securities:
Stock options and stock awards	643	1,624	1,873

Total weighted average diluted shares	138,176	148,803	158,226

Earnings per share:
Basic	$1.56	$1.51	$1.50

Diluted	$1.56	$1.50	$1.49

At September 30, 2017, 2016 and 2015, options to purchase 4,531,081, 1,061,068 and 1,090,459 shares, respectively, of our common stock were outstanding but not included in the computation of diluted earnings per share, because these options were anti-dilutive. An anti-dilutive option is an option that is: (a) out-of-the-money (an option with an exercise price which is greater than the average price per share of our common stock during the period), and (b) in-the-money (an option with an exercise price which is less than the average price per share of our common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such option, exceeds the average price per share for the period.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

7. Share-Based Payments

The following table presents total compensation cost included in selling, general and administrative expenses for all share-based compensation arrangements, and the related income tax benefits recognized in our consolidated statement of earnings (in thousands):

	Year ended September 30,
	2017	2016	2015
Share-based compensation expense	$10,507	$12,580	$16,778

Income tax benefit related to share-based compensation expense	$3,918	$4,816	$6,309

Performance-Based Awards

During the fiscal year ended September 30, 2017 and 2016, we granted approximately 146,000 and 152,000 performance units ("target units") with a weighted average fair value per unit at the date of grant of $25.53 and $23.45, respectively. Performance units represent our unsecured obligations to issue shares of our common stock. Under the terms of these awards, a grantee may earn from 0% to 200% of his or her target units, with the ultimate number of units earned upon settlement (and expense recognized) dependent on the our level of achievement with respect to certain specified cumulative performance targets during the three-year period specified in each award (the "performance period") and satisfaction of the employee service condition.

The following table presents a summary of the activity for our performance unit awards assuming 100% payout:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2016	132	$23.45	2.0
Granted	146	25.53
Vested	—	—
Forfeited	(81)	24.64

Unvested at September 30, 2017	197	$24.50	1.5

The maximum compensation expense to be potentially recognized in connection with all outstanding performance unit awards is approximately $9.6 million, including $1.7 million of cumulative expense recognized on or prior to September 30, 2017.

Service-Based Awards

Stock Option Awards

During the fiscal years ended September 30, 2017, 2016 and 2015, we granted approximately 1.5 million, 1.5 million and 1.2 million stock options, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2016	5,584	$22.95	6.1	$19,615
Granted	1,457	25.60
Exercised	(964)	18.19
Forfeited or expired	(866)	25.68

Outstanding at September 30, 2017	5,211	$24.12	5.6	$3,867

Exercisable at September 30, 2017	3,795	$23.54	4.8	$3,867

The following table summarizes additional information about stock options outstanding at September 30, 2017 under our share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number of Options Exercisable (in Thousands)	Weighted Average Exercise Price
$5.24 - 19.99	680	2.5	$13.89	680	$13.89
$20.00 - 24.99	1,579	5.9	23.46	1,234	23.47
$25.00 - 31.58	2,952	6.1	26.82	1,881	27.08

Total	5,211	5.6	$24.12	3,795	$23.54

The weighted average assumptions used in the Black-Scholes model relating to the valuation of our stock options are as follows:

	Year Ended September 30,
	2017	2016	2015
Expected life (in years)	5.0	5.0	5.0
Expected volatility for the Company's stock	25.3%	27.2%	30.9%
Risk-free interest rate	1.3%	1.5%	1.6%
Dividend yield	0.0%	0.0%	0.0%

The expected life of options awarded represents the period of time that such options are expected to be outstanding and is based on our historical experience. The risk-free interest rate is based on the zero-coupon U.S. Treasury notes with a term comparable to the expected life of an award at the date of the grant. Since we do not currently expect to pay dividends, the dividend yield used for this purpose is 0%.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

The weighted average fair value per share at the date of grant of the stock options awarded during the fiscal years 2017, 2016 and 2015 was $6.37, $6.32 and $8.78, respectively. The aggregate fair value of stock options that vested during the fiscal years 2017, 2016 and 2015 was $13.1 million, $16.5 million and $10.0 million, respectively.

The aggregate intrinsic value of options exercised during the fiscal years 2017, 2016 and 2015 was $7.7 million, $11.0 million and $86.7 million, respectively. The total cash received during the fiscal years 2017, 2016 and 2015 from these option exercises was $17.3 million, $16.2 million and $54.4 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $2.9 million, $3.7 million and $31.7 million, respectively.

At September 30, 2017, approximately $7.0 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 1.6 years.

RSAs

During the fiscal years ended September 30, 2017, 2016 and 2015, we granted approximately 35,000, 40,000 and 222,000 RSAs with a weighted average fair value per share at the date of grant of $23.79, $25.35 and $29.23, respectively. A RSA is an award of shares of our common stock that have full voting and dividend rights but are restricted with regard to sale or transfer. These restrictions lapse ratably over a specified period of time (generally three to five years). RSAs are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions contained in the 2010 Plan.

The following table presents a summary of the activity for our RSAs:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2016	271	$26.80	1.9
Granted	35	23.79
Vested	(151)	26.59
Forfeited	(30)	27.64

Unvested at September 30, 2017	125	$26.00	1.3

At September 30, 2017, approximately $1.5 million of total unrecognized compensation costs related to unvested RSAs are expected to be recognized over the weighted average period of 1.3 years.

RSUs

As of September 30, 2017, we have granted RSU awards only to our non-employee directors. During the fiscal years ended September 30, 2017, 2016 and 2015, we granted approximately 42,000, 28,000 and 20,000 RSUs with a weighted average fair value per unit at the date of grant of $25.09, $24.10 and $29.20, respectively. RSUs represent our unsecured promise to issue shares of our common stock. Unless forfeited prior to the vesting date, RSUs are converted into shares of our common stock generally on the vesting date. An independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of our common stock that would otherwise be issued on the vesting

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

date. RSUs granted prior to the fiscal year 2012, are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director's service as a director terminates. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, we may settle the vested deferred stock units with shares of our common stock or in cash.

The following table presents a summary of the activity for our RSUs for the fiscal year ended September 30, 2017:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (In Years)
Unvested at September 30, 2016	—	$—	—
Granted	42	25.09
Vested	(42)	25.09
Forfeited	—	—

Unvested at September 30, 2017	—	$—	—

At September 30, 2017, all RSUs previously awarded have vested and there are no unrecognized compensation costs in connection therewith.

8. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30,
	2017	2016
Land	$11,196	$11,113
Buildings and building improvements	64,191	62,087
Leasehold improvements	259,618	238,173
Furniture, fixtures and equipment	524,773	476,050

Total property and equipment, gross	859,778	787,423
Less accumulated depreciation and amortization	(546,061)	(467,865)

Total property and equipment, net	$313,717	$319,558

Depreciation expense for the fiscal years 2017, 2016 and 2015 was $99.2 million, $86.3 million and $75.1 million, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

9. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the fiscal years 2017 and 2016 are as follows (in thousands):

	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2015	$83,216	$441,153	$524,369
Acquisitions	—	12,797	12,797
Foreign currency translation	(3,674)	(778)	(4,452)

Balance at September 30, 2016	$79,542	$453,172	$532,714
Foreign currency translation	3,128	1,949	5,077

Balance at September 30, 2017	$82,670	$455,121	$537,791

We completed the annual assessment of goodwill and other intangible assets for impairment during the fiscal quarter ended March 31, 2017. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets. In connection with our assessment of goodwill for impairment, we performed a quantitative test of each of our reporting units and each passed by a significant margin in the periods presented.

The following table provides the carrying value for intangible assets with indefinite lives, excluding goodwill, and the gross carrying value and accumulated amortization for intangible assets subject to amortization by operating segment at September 30, 2017 and 2016 (in thousands):

	September 30, 2017			September 30, 2016
	Sally Beauty Supply	Beauty Systems Group	Total	Sally Beauty Supply	Beauty Systems Group	Total
Intangible assets with indefinite lives:
Trade names	$18,455	$26,280	$44,735	$17,732	$26,194	$43,926

Intangible assets subject to amortization:
Gross carrying amount	28,544	128,576	157,120	27,271	132,479	159,750
Accumulated amortization	(20,190)	(101,360)	(121,550)	(17,127)	(93,586)	(110,713)

Net book value	8,354	27,216	35,570	10,144	38,893	49,037

Total intangible assets, excluding goodwill, net	$26,809	$53,496	$80,305	$27,876	$65,087	$92,963

Amortization expense totaled $13.1 million, $13.3 million and $14.3 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. During the fiscal year ended September 30, 2016, intangible assets subject to amortization in the amount of $10.1 million were recorded by BSG in connection with two individually immaterial acquisitions.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

As of September 30, 2017, future amortization expense related to intangible assets subject to amortization is estimated as follows (in thousands):

Fiscal Year:
2018	$10,881
2019	10,228
2020	7,420
2021	3,765
2022	1,247
Thereafter	2,029

$35,570

The weighted average remaining amortization period for intangible assets subject to amortization is approximately four years.

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2017	2016
Compensation and benefits	$59,838	$75,675
Deferred revenue	20,588	23,220
Interest payable	19,623	35,624
Rental obligations	15,283	12,942
Loss contingency obligation	6,359	15,644
Insurance reserves	5,322	6,472
Property and other taxes	4,787	4,870
Operating accruals and other	36,698	40,137

Total accrued liabilities	$168,498	$214,584

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

11. Commitments and Contingencies

Lease Commitments

Our leases relate primarily to retail stores and warehousing properties. At September 30, 2017, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows (in thousands):

Fiscal Year:
2018	$183,638
2019	152,054
2020	116,324
2021	85,065
2022	52,063
Thereafter	82,212

$671,356

Certain of our leases require us to pay a portion of real estate taxes, insurance, maintenance and special assessments assessed by the lessor. Also, certain of our leases include renewal options and escalation clauses. Aggregate rental expense for all operating leases amounted to $242.0 million, $231.0 million and $223.2 million for the fiscal years 2017, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings.

Contingencies

Legal Proceedings

The Company is, from time to time, involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Other Contingencies

During the fiscal year 2014, we disclosed that we had experienced a data security incident (the "2014 data security incident"). During the fiscal year 2015, we disclosed that we had experienced a second data security incident (the "2015 data security incident" and, together with the 2014 data security incident, the "data security incidents"). The data security incidents involved the unauthorized installation of malicious software ("malware") on our information technology systems, including our point-of-sale systems that we believe may have placed at risk certain payment card data for some transactions. The costs that we have incurred to date in connection with the data security incidents include assessments by payment card networks, professional advisory fees and legal fees relating to investigating and remediating the data security incidents. In April 2017, we entered into agreements pursuant to which all existing claims and assessments by certain payment card networks were settled. We cannot provide any assurances regarding whether additional assessments by payment card networks will be received. For the fiscal years 2016 and 2015, selling, general and administrative expenses reflect expenses of $14.6 million and $5.6 million (net of related insurance recovery of $0.6 million), respectively, related to the data security incidents.

We expect to incur additional costs and expenses related to the data security incidents in the future. These costs and expenses may result from potential additional liabilities to other payment card networks,

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

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

We provide healthcare benefits to most of our full-time employees. We are largely self-funded for the cost of the healthcare plan (including healthcare claims) primarily in the U.S., other than certain fees and out-of-pocket expenses paid by our employees. In addition, we retain a substantial portion of the risk related to certain workers' compensation, general liability, and automobile and property insurance. We record an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date. The discounted estimated liability is included in accrued liabilities (current portion) and other liabilities (long-term portion) in our consolidated balance sheets. We carry insurance coverage in such amounts in excess of our self-insured retention that we believe to be reasonable.

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, the data security incidents and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. We have no significant liabilities for loss contingencies at September 30, 2017 and 2016, except as disclosed above.

12. Short-term Borrowings and Long-Term Debt

Details of long-term debt (which is reported at amortized cost) are as follows (dollars in thousands):

	September 30,
	2017	2016	Interest Rates
ABL facility	$90,000	$—	(i) Prime plus (0.25% to 0.50%) or;
			(ii) LIBOR plus (1.25% to 1.50%)
Term loan B:
Variable-rate tranche	550,000	—	LIBOR plus 2.50%
Fixed-rate tranche	300,000	—	4.500%
Senior notes due Jun. 2022	—	850,000	5.750%
Senior notes due Nov. 2023	200,000	200,000	5.500%
Senior notes due Dec. 2025	750,000	750,000	5.625%

Total	$1,890,000	$1,800,000
Plus: capital lease obligations	1,480	2,123
Less: unamortized debt issuance costs, discount and premium, net	23,545	18,113

Total debt	$1,867,935	$1,784,010
Less: current maturities	96,082	716

Total long-term debt	$1,771,853	$1,783,294

When used in this Annual Report, LIBOR means the London Interbank Offered Rate.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

Maturities of our long-term debt, excluding capital leases, are as follows at September 30, 2017 (in thousands):

Twelve months ending September 30:
2018	$95,500
2019	5,500
2020	5,500
2021	5,500
2022	5,500
Thereafter	1,772,500

Total	$1,890,000

In the fiscal year 2012, Sally Holdings and Sally Capital Inc. (collectively, the "Issuers" or "Borrowers"), both indirectly wholly-owned subsidiaries of the Company, issued $850.0 million aggregate principal amount of their senior notes due 2022, including $150.0 million of the aggregate principal amount issued at par plus a premium. Such premium was being amortized over the term of the notes using the effective interest method. The net proceeds from these debt issuances were used to retire outstanding indebtedness in the aggregate principal amount of approximately $1,391.9 million and for general corporate purposes. In July 2017, we redeemed in full the senior notes due 2022 at a redemption premium equal to 102.875% primarily with the net proceeds from the borrowings from the term loan B, as further discussed below.

In the fiscal year 2014, the Issuers issued $200.0 million aggregate principal amount of their 5.5% Senior Notes due 2023 (the "senior notes due 2023") at par. The net proceeds from this debt issuance, approximately $196.3 million, were used to repay borrowings outstanding under the predecessor ABL facility, as defined below, of $88.5 million (which borrowings were primarily used to fund share repurchases) and for general corporate purposes, including share repurchases.

In the fiscal year 2016, the Issuers issued $750.0 million aggregate principal amount of their senior notes due 2025 at par. We used the net proceeds from this debt issuance (approximately $737.3 million) as well as cash from operations and borrowings under the predecessor ABL facility, to redeem in full our senior notes due 2019 at a total redemption cost of $775.8 million, including the redemption premium but excluding accrued interest paid upon redemption of such notes. In connection with our redemption of the senior notes due 2019, we recorded a loss on extinguishment of debt in the amount of approximately $33.3 million, including a redemption premium in the amount of approximately $25.8 million and unamortized deferred financing costs of approximately $7.5 million. In connection with the issuance of the senior notes due 2025, we incurred and capitalized financing costs of approximately $12.7 million. This amount is reported as a deduction from the senior notes due 2025 on our consolidated balance sheets and is being amortized over the term of the senior notes due 2025 using the effective interest method.

On July 6, 2017, the Borrowers entered into a seven-year term loan pursuant to which they borrowed $850 million (the "term loan B"). We used the net proceeds from the term loan B (approximately $845.8 million), as well as existing cash balances and borrowings under the ABL facility in the amount of $33.5 million, to (i) redeem $850.0 million aggregate outstanding principal amount of our senior notes due 2022 at a premium, plus accrued and unpaid interest up to, but not including, July 6, 2017 and (ii) pay fees and expenses incurred in connection with the origination of the term loan B and redemption of the senior notes due 2022. In connection with our redemption of our senior notes due 2022, we recorded a loss on extinguishment of debt in the amount of approximately $27.6 million, including a redemption premium in the amount of approximately $24.4 million and unamortized deferred financing costs of approximately

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

$8.0 million, partially offset by the write-off of unamortized premium of $4.8 million. In connection with the term loan B, we incurred and capitalized financing costs of approximately $6.9 million.

The term loan B consists of a variable-rate tranche in the amount of $550 million which bears interest at LIBOR plus 2.50% or, at the option of the Borrowers, at an alternate base rate plus 1.50%, and a fixed-rate tranche in the amount of $300 million which bears interest at 4.50%. The agreement governing the term loan B contains a customary covenant package substantially consistent with the indentures governing our senior notes. Borrowings under the term loan B are secured by a first-priority lien in and upon substantially all of the assets of the Company and its domestic subsidiaries other than the accounts, inventory (and the proceeds thereof) and other assets that secure the ABL facility on a first priority basis. In addition, the variable-rate tranche contains provisions requiring quarterly repayments of principal in an amount equal to 0.25% of the original amount for the variable-rate tranche. The term loan B matures on July 5, 2024. Interest on the term loan B is payable monthly.

Furthermore, on July 6, 2017, we entered into an amended and restated $500 million, five-year asset-based senior secured loan facility (the "ABL facility"). In connection with our modification of the ABL facility, we recorded a loss on extinguishment of debt in the amount of approximately $0.4 million, and incurred and capitalized additional financing costs of approximately $1.5 million. The availability of funds under the ABL facility is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. The terms of the new ABL facility are substantially the same as those of the predecessor ABL facility, except for an extension of the maturity to July 6, 2022, improved pricing, a relaxation of the restrictions on Sally Holdings' ability to make Restricted Payments, as defined in the ABL facility, and certain other improved terms. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables (and related general intangibles and other property) of our domestic subsidiaries (and, in the case of borrowings under the Canadian sub-facility, such assets of our Canadian subsidiaries and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries). In addition, the terms of the ABL facility contain a commitment fee of 0.20% on the unused portion of the facility. The ABL facility is pre-payable, and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium. At September 30, 2017, we had $389.6 million available for borrowing under the ABL facility, including the Canadian sub-facility.

At September 30, 2017 and 2016, unamortized debt issuance costs of $19.4 million and $23.7 million, respectively, related to our senior notes and term loan B, are reported as a deduction from the related long-term debt obligations on our consolidated balance sheets. In addition, unamortized debt issuance costs related to the ABL facility of $2.0 million and $1.6 million, at September 30, 2017 and 2016, respectively, are reported in other assets in our consolidated balance sheets.

The senior notes due 2023 and the senior notes due 2025, which we refer to collectively as "the Notes" or "the senior notes due 2023 and 2025," are unsecured obligations of the Issuers and are jointly and severally guaranteed by Sally Beauty Holdings, Inc. and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2023 and 2025 is payable semi-annually, during the Company's first and third fiscal quarters. Please see Note 18 for certain condensed financial statement data pertaining to Sally Beauty, the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

The senior notes due 2023 carry optional redemption features whereby we have the option to redeem the notes, in whole or in part, on or after November 1, 2021 at par, plus accrued and unpaid interest, if any, and on or after November 1, 2018 at par plus a premium declining ratably to par, plus accrued and unpaid interest, if any. Prior to November 1, 2018, we may redeem the notes, in whole or in part, at a redemption price equal to par plus a make-whole premium as provided in the indenture, plus accrued and unpaid interest, if any.

The senior notes due 2025 carry optional redemption features whereby we have the option to redeem the notes, in whole or in part, on or after December 1, 2023 at par, plus accrued and unpaid interest, if any, and on or after December 1, 2020 at par plus a premium declining ratably to par, plus accrued and unpaid interest, if any. Prior to December 1, 2020, we may redeem the notes, in whole or in part, at a redemption price equal to par plus a make-whole premium as provided in the indenture, plus accrued and unpaid interest, if any. In addition, on or prior to December 1, 2018, we have the right to redeem the notes at par plus a specified premium, plus accrued and unpaid interest, if any, up to 35% of the aggregate principal amount of notes originally issued, subject to certain limitations, with the proceeds from certain kinds of equity offerings, as defined in the indenture.

The agreements and instruments governing the debt of Sally Holdings and its subsidiaries contain material limitations on our ability to pay dividends and other restricted payments.

The ABL facility and the indentures governing the senior notes due 2023 and 2025 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2017, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

At September 30, 2017 and 2016, we had no off-balance sheet financing arrangements other than obligations under operating leases and letters of credit (related to inventory purchases and self-insurance programs) in the aggregate amount of $20.4 million and $21.6 million, respectively.

13. Derivative Instruments and Hedging Activities

Risk Management Objectives of Using Derivative Instruments

From time to time we use foreign exchange contracts (including foreign currency forwards and options), as part of our overall risk management strategy, to fix the amount of certain foreign assets and obligations relative to our functional and reporting currency (the U.S. dollar) or relative to the functional currency of certain of our consolidated subsidiaries, or to add stability to cash flows resulting from our net investments (including intercompany notes not permanently invested) and earnings denominated in foreign currencies. Our foreign currency exposures at times offset each other, sometimes providing a natural hedge against our foreign currency risk. In connection with the remaining foreign currency risk, we use foreign exchange contracts to effectively fix the foreign currency exchange rate applicable to specific anticipated foreign currency-denominated cash flows thus limiting the potential fluctuations in such cash flows as a result of foreign currency market movements.

In addition, from time to time we use interest rate derivatives (including interest rate caps and swaps) as part of our overall risk management strategy to add stability to the interest payments due in connection with our debt obligations. At September 30, 2017, our exposure to interest rate fluctuations relates to interest payments, if any, under the ABL facility and the variable-rate tranche of the term loan B. In connection with the variable-rate tranche of its term loan B, we use interest rate caps to partially mitigate our exposure to significant interest rate fluctuations.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

As of September 30, 2017, we did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the "interest rate caps"). The interest rate caps expire on June 30, 2023 and are designated and qualify as effective cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging. Accordingly, changes in the fair value of the interest rate caps are recorded quarterly, net of income tax, and are included in AOCL. Any hedge ineffectiveness is recognized in interest expense in our consolidated statements of earnings. No ineffectiveness was recognized in the fiscal year ending September 30, 2017. We did not hold derivative instruments designated and qualifying as cash flow hedges at September 30, 2016 or during the fiscal year then ended.

Non-designated Hedges

We may use derivative instruments not designated as hedges or that do not meet the requirements for hedge accounting in order to manage our exposure to foreign currency exchange rate or interest rate movements, as appropriate. The changes in the fair value (i.e., marked-to-market adjustments) of these derivative instruments are adjusted quarterly and are recorded in selling, general and administrative expenses in our consolidated statements of earnings.

As such, at September 30, 2017, we held foreign currency forward contracts with an aggregate notional amount of $99.6 million based upon exchange rates at September 30, 2017. These derivative instruments, which are note designated and qualifying, expire at various dates through September 30, 2018.

The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets (in thousands):

	Asset Derivatives			Liability Derivatives
		September 30,			September 30,
	Classification	2017	2016	Classification	2017	2016
Derivatives designated as hedging instruments:
Interest Rate Caps	Other current assets	$5,178	$—	N/A	$—	$—
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	779	—	Accrued liabilities	207	272

		$5,957	$—		$207	$272

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

The table below presents the effect of our derivative financial instruments on our consolidated statements of earnings and consolidated statements of comprehensive income, as appropriate, for the fiscal years ended September 30, 2017, 2016 and 2015 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax			Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
	Fiscal Year Ended September,				Fiscal Year Ended September,
Derivatives Designated as Hedging Instruments	2017	2016	2015	Classification	2017	2016	2015
Interest Rate Caps	$(1,084)	$—	$—	Interest Expense	$—	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended September 30,
	Classification of Gain or (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments		2017	2016	2015
Foreign Exchange Contracts	Selling, general and administrative expenses	$(2,791)	$(1,051)	$2,731

Credit-risk-related Contingent Features

At September 30, 2017, the aggregate fair value of all foreign exchange contracts held which consisted of derivative instruments in a liability position was approximately $0.2 million. We were under no obligation to post and had not posted any collateral related to the derivative instruments in a liability position.

We believe the counterparties to our derivative instruments are of substantial resources and strong creditworthiness. However, these transactions result in exposure to credit risk in the event of default by a counterparty. However, at September 30, 2017, no credit risk losses are deemed probable.

14. 401(k) and Profit Sharing Plan

We sponsor the Sally Beauty 401(k) and Profit Sharing Plan (the "401(k) Plan"), which is a qualified defined contribution plan. The 401(k) Plan covers our U.S.-based employees who meet certain eligibility requirements and who are not members of a collective bargaining unit. Under the terms of the 401(k) Plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the 401(k) Plan and by the U.S. Internal Revenue Code. We currently match a portion of employee contributions to the plan. We recognized expense of $7.1 million, $7.1 million and $6.8 million in the fiscal years ended September 30, 2017, 2016 and 2015, respectively, related to such matching contributions and these amounts are included in selling, general and administrative expenses in our consolidated statements of earnings.

In addition, pursuant to the 401(k) Plan, we may elect to make voluntary profit sharing contributions to the accounts of eligible employees. Our profit sharing contributions to the 401(k) Plan have been determined by the Compensation Committee of the Board. We recognized expense of $2.6 million and $3.3 million in the fiscal years ended September 30, 2016 and 2015, respectively, related to such profit sharing contributions to the 401(k) Plan and these amounts are included in selling, general and administrative

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

expenses in our consolidated statements of earnings. During the fiscal year ended September 30, 2017, we did not make a profit sharing contribution to the 401(k) Plan.

15. Income Taxes

The provision for income taxes for the fiscal years 2017, 2016 and 2015 consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2017	2016	2015
Current:
Federal	$97,332	$87,088	$113,023
Foreign	10,394	8,795	9,531
State	8,700	13,816	13,686

Total current portion	116,426	109,699	136,240

Deferred:
Federal	14,559	20,915	7,963
Foreign	(2,314)	(932)	(1,461)
State	1,951	1,436	655

Total deferred portion	14,196	21,419	7,157

Total provision for income taxes	$130,622	$131,118	$143,397

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Fiscal Year Ended September 30,
	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	2.9	2.7
Effect of foreign operations	0.3	(0.4)	(0.1)
Other, net	0.3	(0.5)	0.3

Effective tax rate	37.8%	37.0%	37.9%

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

The tax effects of temporary differences that give rise to our deferred tax assets and liabilities are as follows (in thousands):

	At September 30,
	2017	2016
Deferred tax assets attributable to:
Share-based compensation expense	$16,057	$18,425
Accrued liabilities	19,695	32,145
Inventory adjustments	6,602	4,492
Foreign loss carryforwards	41,267	36,419
Unrecognized tax benefits	571	532
Other	2,214	3,225

Total deferred tax assets	86,406	95,238
Valuation allowance	(42,379)	(36,571)

Total deferred tax assets, net	44,027	58,667

Deferred tax liabilities attributable to:
Depreciation and amortization	133,264	131,201

Total deferred tax liabilities	133,264	131,201

Net deferred tax liability	$89,237	$72,534

We believe that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. We have recorded a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carry-forwards.

Domestic earnings before provision for income taxes were $332.5 million, $327.1 million and $362.1 million in the fiscal years 2017, 2016 and 2015, respectively. Foreign operations had earnings before provision for income taxes of $13.2 million, $27.0 million and $16.4 million in the fiscal years 2017, 2016 and 2015, respectively.

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits by various taxing jurisdictions and other changes in relevant facts and circumstances evident at each balance sheet date. We do not expect the outcome of current or future tax audits to have a material adverse effect on our consolidated financial condition, results of operations or cash flow.

At September 30, 2017, undistributed earnings of our foreign operations are intended to remain permanently invested to finance anticipated future growth and expansion. Accordingly, federal and state income taxes have not been provided on accumulated but undistributed earnings of $286.8 million and $263.0 million as of September 30, 2017 and 2016, respectively, as such earnings have been permanently reinvested in the foreign operations. A determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

At September 30, 2017 and 2016, we had total operating loss carry-forwards of $135.6 million and $117.9 million, respectively, of which $117.0 million and $104.0 million, respectively, are subject to a valuation allowance. At September 30, 2017, operating loss carry-forwards of $19.2 million expire between 2018 and 2029 and operating loss carry-forwards of $116.4 million have no expiration date. At September 30, 2017 and 2016, the Company had tax credit carry-forwards of $2.8 million and $3.1 million,

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

respectively, including, at September 30, 2017, tax credit carry-forwards of $1.4 million that expire between 2024 and 2027, and tax credit carry-forwards of $1.4 million that have no expiration date. Tax credit carry-forwards of $1.2 million and $0.4 million are subject to a valuation allowance at September 30, 2017 and 2016, respectively.

The changes in the amount of unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended September 30,
	2017	2016
Balance at beginning of the fiscal year	$1,295	$2,982
Increases related to prior year tax positions	182	447
Decreases related to prior year tax positions	—	(18)
Increases related to current year tax positions	254	275
Settlements	—	(2,261)
Lapse of statute	(264)	(130)

Balance at end of fiscal year	$1,467	$1,295

If recognized, these positions would affect our effective tax rate.

We recognize interest and penalties, accrued in connection with unrecognized tax benefits, in provision for income taxes. Accrued interest and penalties, in the aggregate, were $0.2 million at both September 30, 2017 and 2016.

Because existing tax positions will continue to generate increased liabilities for unrecognized tax benefits over the next 12 months, and the fact that from time to time our tax returns are routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. An estimate of the amount of such change, or a range thereof, cannot reasonably be made at this time. However, we do not expect the change, if any, to have a material effect on our consolidated financial condition or results of operations within the next 12 months.

The IRS has concluded the field work associated with its examination of our consolidated federal income tax returns for the fiscal years ended September 30, 2007 through September 30, 2016, and issued its examination reports. The Company is currently seeking relief from double taxation through competent authority on certain cross-border adjustments related to the fiscal years ended September 30, 2007 through September 30, 2012, and it does not anticipate the ultimate resolution of these items to have a material impact on its financial statements.

Our consolidated federal income tax return for the fiscal year ended September 30, 2017 is currently under IRS examination. Pending the resolution of the adjustments discussed in the preceding paragraph, our statute remains open for the years ended September 30, 2007 through September 30, 2012, and from the year ended September 30, 2014 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2012 forward. Generally, states' statutes in the United States are open for tax reviews from 2007 forward.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

16. Acquisitions

In the fiscal year ended September 30, 2016, we acquired certain assets and business operations of Peerless, a distributor of beauty products with 15 stores operating in the Midwestern region of the U.S. for approximately $23.9 million. The results of operations of Peerless are included in our consolidated financial statements subsequent to the acquisition date. We recorded intangible assets subject to amortization of $7.8 million and goodwill of $13.1 million, which is expected to be deductible for tax purposes, in connection with this acquisition. In addition, we completed several other individually immaterial acquisitions during the fiscal years 2016 and 2015 at the aggregate cost of approximately $2.3 million and $7.1 million, respectively, and recorded intangible assets subject to amortization of $2.3 million and $2.2 million in connection with these acquisitions. Further, we recorded goodwill in the amount of $2.8 million, the majority of which is expected to be deductible for tax purposes, in connection with these individually immaterial acquisitions completed in the fiscal year 2015.

We funded these acquisitions with cash from operations and borrowings under the ABL facility.

17. Business Segments and Geographic Area Information

Our business is organized into two reportable segments: (i) Sally Beauty Supply ("SBS"), a domestic and international chain of retail stores and a consumer-facing e-commerce website that offers professional beauty supplies to both salon professionals and retail customers primarily in North America, Puerto Rico, and parts of Europe and South America and (ii) Beauty Systems Group ("BSG"), including its franchise-based business Armstrong McCall, a full service distributor of beauty products and supplies that offers professional beauty products directly to salons and salon professionals through its professional-only stores, e-commerce websites and its own sales force in partially exclusive geographical territories in the U.S. and Canada.

The accounting policies of both of our reportable segments are the same as described in the summary of significant accounting policies contained in Note 2. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2017, 2016 and 2015.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

Business Segments Information

Segment data for the fiscal years 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Net sales:
SBS	$2,345,116	$2,386,337	$2,351,614
BSG	1,593,201	1,566,281	1,482,729

Total	$3,938,317	$3,952,618	$3,834,343

Earnings before provision for income taxes:
Segment operating earnings:
SBS(a)	$385,407	$411,824	$414,664
BSG	254,691	252,442	228,880

Segment operating earnings	640,098	664,266	643,544
Unallocated expenses(b)	(138,822)	(165,969)	(148,218)
Restructuring charges	(22,679)	—	—

Consolidated operating earnings	478,597	498,297	495,326
Interest expense(c)	(132,899)	(144,237)	(116,842)

Earnings before provision for income taxes	$345,698	$354,060	$378,484

Depreciation and amortization:
SBS	$63,427	$55,833	$45,905
BSG	31,755	29,598	28,345
Corporate	17,141	14,226	15,141

Total	$112,323	$99,657	$89,391

Payments for property and equipment:
SBS	$52,178	$95,706	$66,117
BSG	19,335	23,907	16,621
Corporate	18,153	31,607	23,794

Total	$89,666	$151,220	$106,532

Total assets (as of September 30):
SBS	$1,043,261	$1,018,609	$1,032,149
BSG	969,075	974,819	920,172

Sub-total	2,012,336	1,993,428	1,952,321
Corporate	110,757	138,635	142,030

Total	$2,123,093	$2,132,063	$2,094,351

(a)
For the fiscal year 2015, SBS's operating earnings reflects $5.3 million in expenses related to a restructuring of its operations in Germany.

(b)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the fiscal years 2016 and 2015, unallocated expenses reflect $14.6 million and $5.6 million (net of

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

  related insurance recovery of $0.6 million in 2015), respectively, related to the data security incidents.

(c)
For the fiscal years 2017 and 2016, interest expense includes a loss on extinguishment of debt of $28.0 million and $33.3 million, respectively, in connection with the Company's redemption of certain senior notes.

Geographic Area Information

Certain geographic data is as follows (in thousands):

	2017	2016	2015
Net sales (for the fiscal year indicated):
United States	$3,248,662	$3,261,648	$3,145,894
Other countries	689,655	690,970	688,449

Total	$3,938,317	$3,952,618	$3,834,343

Long-lived assets (as of September 30):
United States	$230,698	$240,803	$196,320
United Kingdom	32,771	29,764	31,455
Other countries	50,248	48,991	43,072

Total	$313,717	$319,558	$270,847

Net sales are attributable to individual countries based on the location of the customer. For the fiscal year 2017, 2016 and 2015, net sales outside the U.S. include a net negative impact from changes in foreign currency exchange rates of $30.0 million, $56.4 million and $87.3 million, respectively.

18. Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2017 and 2016, the related condensed consolidating statements of earnings and comprehensive income, and the condensed consolidating statements of cash flows for each of the three fiscal years in the period ended September 30, 2017 of: (i) Sally Beauty Holdings, Inc., or the "Parent;" (ii) Sally Holdings and Sally Capital Inc.; (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided since we believe the following information is sufficient, as guarantor subsidiaries are 100% indirectly owned by the Parent and all guarantees are full and unconditional.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

Condensed Consolidating Balance Sheet
September 30, 2017
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$22,090	$41,659	$—	$63,759
Trade and other accounts receivable, less allowance for doubtful accounts	200	—	59,992	32,049	—	92,241
Due from affiliates	—	—	2,289,371	—	(2,289,371)	—
Inventory	—	—	709,890	220,965	—	930,855
Other current assets	11,763	813	26,144	16,503	—	55,223
Deferred income tax assets	—	1	22,602	5,822	—	28,425
Property and equipment, net	12	—	230,069	83,636	—	313,717
Investment in subsidiaries	1,110,891	3,717,999	386,681	—	(5,215,571)	—
Goodwill and other intangible assets, net	—	—	468,118	149,978	—	618,096
Other assets	1,869	8,115	(9,451)	20,244	—	20,777

Total assets	$1,124,735	$3,726,938	$4,205,506	$570,856	$(7,504,942)	$2,123,093

Liabilities and Stockholders' (Deficit) Equity
Accounts payable	$251	$4	$243,818	$63,679	$—	$307,752
Due to affiliates	1,487,484	727,856	—	74,031	(2,289,371)	—
Accrued liabilities	616	20,108	111,888	35,886	—	168,498
Income taxes payable	—	1,624	—	609	—	2,233
Long-term debt	—	1,866,455	1	1,479	—	1,867,935
Other liabilities	—	—	16,008	4,132	—	20,140
Deferred income tax liabilities	—	—	115,792	4,359	—	120,151

Total liabilities	1,488,351	2,616,047	487,507	184,175	(2,289,371)	2,486,709
Total stockholders' (deficit) equity	(363,616)	1,110,891	3,717,999	386,681	(5,215,571)	(363,616)

Total liabilities and stockholders' (deficit) equity	$1,124,735	$3,726,938	$4,205,506	$570,856	$(7,504,942)	$2,123,093

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

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
Fiscal Years ended September 30, 2017, 2016 and 2015

Condensed Consolidating Statement of Earnings and Comprehensive Income
Fiscal Year Ended September 30, 2017
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$3,209,039	$729,278	$—	$3,938,317
Related party sales	—	—	2,501	—	(2,501)	—
Cost of products sold	—	—	1,590,184	385,739	(2,501)	1,973,422

Gross profit	—	—	1,621,356	343,539	—	1,964,895
Selling, general and administrative expenses	10,935	526	1,043,764	296,071	—	1,351,296
Depreciation and amortization	4	—	86,851	25,468	—	112,323
Restructuring charges	—	—	22,679	—	—	22,679

Operating earnings (loss)	(10,939)	(526)	468,062	22,000	—	478,597
Interest expense	—	132,696	6	197	—	132,899

Earnings (loss) before provision for income taxes	(10,939)	(133,222)	468,056	21,803	—	345,698
Provision (benefit) for income taxes	(4,246)	(51,726)	177,383	9,211	—	130,622
Equity in earnings of subsidiaries, net of tax	221,769	303,265	12,592	—	(537,626)	—

Net earnings	215,076	221,769	303,265	12,592	(537,626)	215,076

Other comprehensive income (loss), net of tax	—	(1,084)	—	19,299	—	18,215

Total comprehensive income	$215,076	$220,685	$303,265	$31,891	$(537,626)	$233,291

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

Condensed Consolidating Statement of Earnings and Comprehensive Income
Fiscal Year Ended September 30, 2016
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$3,219,812	$732,806	$—	$3,952,618
Related party sales	—	—	2,666	—	(2,666)	—
Cost of products sold	—	—	1,595,187	396,157	(2,666)	1,988,678

Gross profit	—	—	1,627,291	336,649	—	1,963,940
Selling, general and administrative expenses	11,902	364	1,074,821	278,899	—	1,365,986
Depreciation and amortization	3	—	76,250	23,404	—	99,657

Operating earnings (loss)	(11,905)	(364)	476,220	34,346	—	498,297
Interest expense (income)	—	144,229	(6)	14	—	144,237

Earnings (loss) before provision for income taxes	(11,905)	(144,593)	476,226	34,332	—	354,060
Provision (benefit) for income taxes	(4,638)	(56,161)	181,932	9,985	—	131,118
Equity in earnings of subsidiaries, net of tax	230,209	318,641	24,347	—	(573,197)	—

Net earnings	222,942	230,209	318,641	24,347	(573,197)	222,942

Other comprehensive income (loss), net of tax	—	—	—	(22,346)	—	(22,346)

Total comprehensive income	$222,942	$230,209	$318,641	$2,001	$(573,197)	$200,596

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

Condensed Consolidating Statement of Earnings and Comprehensive Income
Fiscal Year Ended September 30, 2015
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$3,102,406	$731,937	$—	$3,834,343
Related party sales	—	—	2,733	—	(2,733)	—
Cost of products sold	—	—	1,545,873	393,352	(2,733)	1,936,492

Gross profit	—	—	1,559,266	338,585	—	1,897,851
Selling, general and administrative expenses	9,473	475	1,012,810	290,376	—	1,313,134
Depreciation and amortization	1	—	66,093	23,297	—	89,391

Operating earnings (loss)	(9,474)	(475)	480,363	24,912	—	495,326
Interest expense	—	116,753	2	87	—	116,842

Earnings (loss) before provision for income taxes	(9,474)	(117,228)	480,361	24,825	—	378,484
Provision (benefit) for income taxes	(3,679)	(45,532)	185,388	7,220	—	143,397
Equity in earnings of subsidiaries, net of tax	240,882	312,578	17,605	—	(571,065)	—

Net earnings	235,087	240,882	312,578	17,605	(571,065)	235,087

Other comprehensive income (loss), net of tax	—	—	—	(49,157)	—	(49,157)

Total comprehensive income (loss)	$235,087	$240,882	$312,578	$(31,552)	$(571,065)	$185,930

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2017
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided by operating activities	$5,187	$(72,779)	$386,604	$25,366	$—	$344,378

Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(64,000)	(25,625)	—	(89,625)
Due from affiliates	—	—	(322,866)	—	322,866	—

Net cash used by investing activities	—	—	(386,866)	(25,625)	322,866	(89,625)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,277,250	—	—	—	1,277,250
Repayments of long-term debt	—	(1,215,940)	(16)	(687)	—	(1,216,643)
Debt issuance costs	—	(8,376)	—	—	—	(8,376)
Repurchases of common stock	(346,051)	—	—	—	—	(346,051)
Proceeds from exercises of stock options	17,339	—	—	—	—	17,339
Due to affiliates	325,439	(8,517)	—	5,944	(322,866)	—
Excess tax shortfall from share-based compensation	(1,914)	—	—	—	—	(1,914)

Net cash used by financing activities	(5,187)	44,417	(16)	5,257	(322,866)	(278,395)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	779	—	779

Net increase (decrease) in cash and cash equivalents	—	(28,362)	(278)	5,777	—	(22,863)
Cash and cash equivalents, beginning of period	—	28,372	22,368	35,882	—	86,622

Cash and cash equivalents, end of period	$—	$10	$22,090	$41,659	$—	$63,759

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2016
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided by operating activities	$189,761	$20,902	$107,289	$33,053	$—	$351,005

Cash Flows from Investing Activities:
Payments for property and equipment, net	(16)	—	(117,539)	(31,134)	—	(148,689)
Acquisitions, net of cash acquired	—	—	(26,141)	—	—	(26,141)

Net cash used by investing activities	(16)	—	(143,680)	(31,134)	—	(174,830)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	912,000	—	—	—	912,000
Repayments of long-term debt	—	(937,785)	(92)	(660)	—	(938,537)
Debt issuance costs	—	(12,748)	—	—	—	(12,748)
Repurchases of common stock	(207,312)	—	—	—	—	(207,312)
Proceeds from exercises of stock options	16,220	—	—	—	—	16,220
Excess tax benefit from share-based compensation	1,347	—	—	—	—	1,347

Net cash used by financing activities	(189,745)	(38,533)	(92)	(660)	—	(229,030)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(561)	—	(561)

Net increase (decrease) in cash and cash equivalents	—	(17,631)	(36,483)	698	—	(53,416)
Cash and cash equivalents, beginning of period	—	46,003	58,851	35,184	—	140,038

Cash and cash equivalents, end of period	$—	$28,372	$22,368	$35,882	$—	$86,622

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2015
(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided by operating activities	$151,126	$19,003	$104,239	$26,419	$—	$300,787

Cash Flows from Investing Activities:
Payments for property and equipment, net	(2)	—	(79,541)	(26,807)	—	(106,350)
Acquisitions, net of cash acquired	—	—	(5,731)	(737)	—	(6,468)

Net cash used by investing activities	(2)	—	(85,272)	(27,544)	—	(112,818)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	14	969	—	983
Repayments of long-term debt	—	—	(172)	(1,642)	—	(1,814)
Repurchases of common stock	(227,559)	—	—	—	—	(227,559)
Proceeds from exercises of stock options	54,351	—	—	—	—	54,351
Excess tax benefit from share-based compensation	22,084	—	—	—	—	22,084

Net cash used by financing activities	(151,124)	—	(158)	(673)	—	(151,955)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(2,551)	—	(2,551)

Net increase (decrease) in cash and cash equivalents	—	19,003	18,809	(4,349)	—	33,463
Cash and cash equivalents, beginning of period	—	27,000	40,042	39,533	—	106,575

Cash and cash equivalents, end of period	$—	$46,003	$58,851	$35,184	$—	$140,038

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

19. 2017 Restructuring Plan

In January 2017, the Board approved a comprehensive restructuring plan (the "2017 Restructuring Plan") for our businesses that included a number of organizational efficiency initiatives and other cost reduction opportunities. The 2017 Restructuring Plan comprised the closure of four administrative offices in the U.S. and Canada, reductions in both salaried and hourly workforce and certain other cost reduction activities. In the quarter ended September 30, 2017, we expanded the restructuring initiatives contemplated by the 2017 Restructuring Plan to encompass some other underperforming international operations. At September 30, 2017, the initiatives contemplated by the 2017 Restructuring Plan have been substantially completed.

The liability related to the 2017 Restructuring Plan, which is included in accrued liabilities in our consolidated balance sheet, is as follows at September 30, 2017 (in thousands):

Restructuring Activity	Liability at December 31, 2016	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at September 30, 2017
Workforce reductions	$—	$12,059	$10,199	$—	$1,860
Facility closures	—	6,746	4,999	—	1,747
Other	—	3,874	3,639	—	235

Total	$—	$22,679	$18,837	$—	$3,842

Expenses include non-cash costs of $4.7 million consisting primarily of asset impairments in connection with the 2017 Restructuring Plan. Expenses represent costs incurred by our SBS ($13.7 million), BSG ($6.6 million) and corporate ($2.4 million) business activities. In connection with the 2017 Restructuring Plan, we re-measured certain long-lived assets and intangible assets with definite lives. These assets had a carrying value of $4.4 million and were adjusted down to their estimated fair values. The fair value measurements for these purpose were based on unobservable inputs (Level 3).

20. Subsequent Event

On November 10, 2017, our Board of Directors approved an international restructuring plan (the "2018 Restructuring Plan") focused on significantly improving the profitability of our international businesses, with particular focus on our European operations. We expect to incur restructuring charges in the range of $12 million to $14 million related primarily to potential employee separation costs. We anticipate substantially completing the 2018 Restructuring Plan and recognizing the majority of the resulting expenses in the fiscal year 2018.

Sally Beauty Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fiscal Years ended September 30, 2017, 2016 and 2015

21. Quarterly Financial Data (Unaudited)

Certain unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2017 and 2016 is summarized below (in thousands, except per share data):

Fiscal Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017:
Net sales	$999,609	$966,470	$998,043	$974,195
Gross profit	$491,708	$488,106	$502,639	$482,442
Net earnings	$55,826	$56,992	$66,539	$35,719
Earnings per share(a)
Basic	$0.39	$0.41	$0.49	$0.27
Diluted	$0.39	$0.40	$0.49	$0.27
2016:
Net sales	$998,032	$980,067	$998,161	$976,358
Gross profit	$494,049	$487,474	$498,976	$483,441
Net earnings	$42,243	$60,159	$67,919	$52,621
Earnings per share(a)
Basic	$0.28	$0.41	$0.47	$0.36
Diluted	$0.28	$0.41	$0.46	$0.36
(a)
The sum of the quarterly earnings per share may not equal the full year amount due to rounding of the calculated amounts.