Form 10-Q
period 2017-12-31
Sally Beauty Holdings, Inc.
filed 2018-02-08
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2017

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

As of February 2, 2018, there were 125,102,746 shares of the issuer’s common stock outstanding.

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
•

the possibility of material interruptions in the supply of products by our third‑party manufacturers or distributors or increases in the prices of the products we purchase from our third‑party manufacturers or distributors;

•	products sold by us being found to be defective in labeling or content;
•	compliance with current laws and regulations or becoming subject to additional or more stringent laws and regulations;
•	the success of our e-commerce businesses;
•	diversion of professional products sold by Beauty Systems Group to mass retailers or other unauthorized resellers;
•	the operational and financial performance of our Armstrong McCall, L.P. franchise‑based business, which we refer to as Armstrong McCall;
•	successfully identifying acquisition candidates and successfully completing desirable acquisitions;
•	integrating acquired businesses;
•	the success of our initiatives to expand into new geographies;
•	the success of our existing stores, and our ability to increase sales at existing stores;
•	opening and operating new stores profitably;
•	the volume of traffic to our stores;
•	the impact of the general economic conditions upon our business;
•	the challenges of conducting business outside the United States;
•	the impact of Britain’s decision to leave the European Union and related or other disruptive events in the United Kingdom, the European Union or other geographies in which we conduct business;
•	rising labor and rental costs;
•	protecting our intellectual property rights, particularly our trademarks;

•	the risk that our products may infringe on the intellectual property rights of others;
•	successfully updating and integrating our information technology systems;
•	disruption in our information technology systems;
•	a significant data security breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;
•	the negative impact on our reputation and loss of confidence of our customers, suppliers and others arising from a significant data security breach;
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

WHERE YOU CAN FIND MORE INFORMATION

Our quarterly financial results and other important information are available by calling our Investor Relations Department at (940) 297-3877.

We maintain a website at www.sallybeautyholdings.com where investors and other interested parties may obtain, free of charge, press releases and other information as well as gain access to our periodic filings with the Securities and Exchange Commission (“SEC”). The information contained on this website should not be considered to be a part of this or any other report filed with or furnished to the SEC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following consolidated balance sheets as of December 31, 2017 and September 30, 2017, and the consolidated statements of earnings, consolidated statements of comprehensive income and consolidated statements of cash flows for the three months ended December 31, 2017 and 2016 are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value data)

	December 31, 2017	September 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,312	$63,759
Trade accounts receivable, net	49,580	46,986
Accounts receivable, other	47,378	45,255
Inventory	941,146	930,855
Other current assets	46,259	55,223
Total current assets	1,163,675	1,142,078
Property and equipment, net of accumulated depreciation of $563,001 at December 31, 2017 and $546,061 at September 30, 2017	306,421	313,717
Goodwill	544,418	537,791
Intangible assets, excluding goodwill, net of accumulated amortization of $124,818 at December 31, 2017 and $121,550 at September 30, 2017	77,740	80,305
Other assets	21,067	25,116
Total assets	$2,113,321	$2,099,007
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$104,900	$96,082
Accounts payable	306,270	307,752
Accrued liabilities	166,501	166,527
Income taxes payable	12,331	2,233
Total current liabilities	590,002	572,594
Long-term debt	1,771,299	1,771,853
Other liabilities	31,147	20,140
Deferred income tax liabilities, net	63,508	98,036
Total liabilities	2,455,956	2,462,623
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 126,166 and 129,710 shares issued and 125,799 and 129,585 shares outstanding at December 31, 2017 and September 30, 2017, respectively	1,258	1,296
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(260,999)	(283,076)
Accumulated other comprehensive loss, net of tax	(82,894)	(81,836)
Total stockholders’ deficit	(342,635)	(363,616)
Total liabilities and stockholders’ deficit	$2,113,321	$2,099,007

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2017	2016
Net sales	$994,964	$999,609
Cost of goods sold	508,335	507,901
Gross profit	486,629	491,708
Selling, general and administrative expenses	371,286	374,251
Restructuring charges	5,210	—
Operating earnings	110,133	117,457
Interest expense	24,016	26,799
Earnings before provision for income taxes	86,117	90,658
Provision for income taxes	2,853	34,832
Net earnings	$83,264	$55,826
Earnings per share:
Basic	$0.65	$0.39
Diluted	$0.65	$0.39
Weighted average shares:
Basic	127,784	143,631
Diluted	128,645	144,860

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2017	2016
Net earnings	$83,264	$55,826
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(255)	(18,668)
Interest rate caps:
Changes in fair value	(1,130)	—
Income taxes related to changes in fair value	327	—
Other comprehensive income (loss), net of tax	(1,058)	(18,668)
Total comprehensive income	$82,206	$37,158

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net earnings	$83,264	$55,826
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,090	26,839
Share-based compensation expense	3,111	3,814
Amortization of deferred financing costs	921	789
Deferred income taxes	(31,350)	3,000
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(2,427)	2,181
Accounts receivable, other	(2,008)	1,727
Inventory	(8,055)	(9,358)
Other current assets	9,105	12,255
Other assets	(290)	(592)
Accounts payable and accrued liabilities	3,764	(19,375)
Income taxes payable	10,069	13,151
Other liabilities	11,010	(463)
Net cash provided by operating activities	104,204	89,794
Cash Flows from Investing Activities:
Payments for property and equipment, net	(22,499)	(28,008)
Acquisitions, net of cash acquired	(9,175)	—
Net cash used by investing activities	(31,674)	(28,008)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	126,505	58,500
Repayments of long-term debt	(119,067)	(58,674)
Payments for common stock repurchased	(64,612)	(67,183)
Proceeds from exercises of stock options	275	14,280
Net cash used by financing activities	(56,899)	(53,077)
Effect of foreign exchange rate changes on cash and cash equivalents	(78)	(921)
Net increase in cash and cash equivalents	15,553	7,788
Cash and cash equivalents, beginning of period	63,759	86,622
Cash and cash equivalents, end of period	$79,312	$94,410
Supplemental Cash Flow Information:
Interest paid	$36,331	$51,451
Income taxes paid	$3,607	$3,882
Capital expenditures incurred but not paid	$2,486	$1,672

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or “the Company” or “we”) sell professional beauty supplies through its Sally Beauty Supply (“SBS”) retail stores located in the U.S., Puerto Rico, Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, Spain, Chile and Peru. Additionally, we distribute professional beauty products to salons and salon professionals through our Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S. and Canada, and to franchises in the southern and southwestern regions of the U.S. and in Mexico through the operations of its subsidiary Armstrong McCall. A significant number of our products are also available through a number of SBS and BSG-operated websites. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the third-party manufacturers.

Basis of Presentation

The accompanying condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of December 31, 2017 and September 30, 2017, and our consolidated results of operations, consolidated comprehensive income and consolidated cash flows for the three months ended December 31, 2017 and 2016.

The condensed consolidated interim financial statements included herein have been prepared on a going concern basis of accounting. Each quarter, management evaluates, based on relevant conditions and events, our ability to continue as a going concern for at least one year from the date our financial statements are issued. Based on management’s assessment, we have concluded that substantial doubt about our ability to continue as a going concern does not exist as of the date the condensed consolidated interim financial statements included herein were issued.

Certain amounts for the prior fiscal periods have been reclassified to conform to the current fiscal period presentation, in connection with the retroactive adoption of two new accounting pronouncements in the current interim period. Please see Note 3 below for additional information.

2.   Significant Accounting Policies

We adhere to the same accounting policies in the preparation of our interim consolidated financial statements as we do in the preparation of our full-year consolidated financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full-year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

3.   Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Income Taxes, which requires that deferred tax assets, net of related valuation allowances, and deferred tax liabilities be reported as noncurrent in a classified balance sheet. We adopted the new standard retrospectively effective October 1, 2017. Accordingly, the adoption of ASU No. 2015-17 resulted in a decrease in current deferred income tax assets of $28.4 million, a decrease in current deferred income tax liabilities, included in accrued liabilities, of $2.0 million, a net increase in noncurrent deferred income tax assets, included in other assets, of $4.3 million and a net decrease in noncurrent deferred income tax liabilities of $22.1 million in our consolidated balance sheet as of September 30, 2017.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended several aspects of how share-based compensation is recorded and reported on the financial statements. For example, the new guidance will require that all the income tax effect related to share-based payments be recorded in income tax expense. We adopted these amendments effective October 1, 2017. In connection with this accounting change, we have elected to recognize share-based

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

compensation award forfeitures when they occur. Prior to the change, we recognized forfeitures based on the estimated number of awards expected to vest. As allowed, we elected to adopt retrospectively the amendment requiring that excess tax benefits (shortfalls) be reported in cash flows from operating activities in our consolidated statements of cash flows. The adoption of the amendments contained in ASU No. 2016-09 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services. The new standard must be adopted using either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We have not yet selected a transition method. We have not yet adopted this accounting pronouncement and we do not believe, based on our assessment, that adoption will have a material effect on our consolidated results of operations and consolidated financial position. We are currently assessing the disclosure requirements contained in the new standard and anticipate being compliant with the additional disclosures about our revenue recognition practices required by the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require most leases to be reported on the balance sheet as a right-of-use asset and a lease liability. Under the new guidance, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under prior rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have not yet adopted this accounting pronouncement. We have completed a preliminary assessment of the potential impact of adopting ASU No. 2016-02 on our consolidated financial statements. At December 31, 2017, adoption of ASU No. 2016-02 would have resulted in recognition of a right-of-use asset in the estimated amount of approximately $600.0 million and a lease liability for a similar amount in our consolidated balance sheet. We do not believe adoption of ASU No. 2016-02 will have a material impact on our earnings or cash flows. The amount of the right-of-use asset and the lease liability we ultimately recognize may materially differ from this preliminary estimate, including as a result of future organic growth in our business and potential acquisitions.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which is intended to better align an entity’s risk management activities and its financial reporting for hedging relationships. ASU No. 2017-12 will change both the designation and measurement guidance for a qualifying hedging relationship and the presentation of the impact of the hedging relationship on the entity’s financial statements. In addition, ASU No. 2017-12 contains targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness and eliminates the requirement for an entity to separately measure and report hedge ineffectiveness. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have not yet adopted the accounting pronouncement and do not believe, based on our preliminary assessment, that adoption will have a material effect on our consolidated financial statements.

4.   Fair Value Measurements

Our financial instruments consist of cash equivalents, if any, trade and other accounts receivable, accounts payable, derivative instruments, including foreign exchange contracts and interest rate caps, and debt. The carrying amounts of cash equivalents, if any, trade and other accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

We measure on a recurring basis and disclose the fair value of our financial instruments under the provisions of ASC Topic 820, Fair Value Measurement, as amended (“ASC 820”). We define “fair value” as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Consistent with this hierarchy, we categorized our financial assets and liabilities as follows (in thousands):

	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts	$572	$—	$572	$—
Interest rate caps	4,048	—	4,048	—
Total assets	$4,620	$—	$4,620	$—
Liabilities
Long-term debt	$1,893,765	$946,300	$947,465	$—
Foreign exchange contracts	—	—	—	—
Total liabilities	$1,893,765	$946,300	$947,465	$—

	As of September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts	$779	$—	$779	$—
Interest rate caps	5,178	—	5,178	—
Total assets	$5,957	$—	$5,957	$—
Liabilities
Long-term debt	$1,919,930	$973,750	$946,180	$—
Foreign exchange contracts	207	—	207	—
Total liabilities	$1,920,137	$973,750	$946,387	$—

Long-term debt, including current maturities and borrowings under the asset-based senior secured loan facility (the “ABL facility”), if any, is carried in our consolidated financial statements at amortized cost of $1,895.0 million at December 31, 2017 and $1,887.4 million at September 30, 2017, less unamortized debt issuance costs of $18.8 million at December 31, 2017 and $19.4 million at September 30, 2017. Our senior notes are valued for purposes of the disclosure above using unadjusted quoted market prices for such debt securities. Our term loan B is generally valued for purposes of the disclosure above using quoted market prices for similar debt securities in active markets. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of the disclosure above using widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates.

5.   Accumulated Stockholders’ Deficit

In August 2017, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock over an approximate four-year period expiring on September 30, 2021 (the “2017 Share Repurchase Program”) and terminated our similar share repurchase program approved by our Board in 2014 (the “2014 Share Repurchase Program”). During the three months ended December 31, 2017 and 2016, we repurchased and subsequently retired approximately 3.8 million and 2.5 million shares of our common stock at an aggregate cost of $64.5 million and $67.0 million under the 2017 Share Repurchase Program and the 2014 Share Repurchase Program, respectively. We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to our recording of such repurchases, we recorded the excess in accumulated deficit. We funded these share repurchases with cash from operations and borrowings under the ABL facility.

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Total
Balance at September 30, 2017	$(80,752)	$(1,084)	$(81,836)
Other comprehensive loss before reclassification, net of tax	(255)	(803)	(1,058)
Balance at December 31, 2017	$(81,007)	$(1,887)	$(82,894)

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

6.   Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2017	2016
Net earnings	$83,264	$55,826
Weighted average basic shares	127,784	143,631
Dilutive securities:
Stock option and stock award programs	861	1,229
Weighted average diluted shares	128,645	144,860
Earnings per share:
Basic	$0.65	$0.39
Diluted	$0.65	$0.39

At December 31, 2017 and 2016, options to purchase 5,802,107 shares and 2,457,972 shares, respectively, of our common stock were outstanding but not included in our computations of diluted earnings per share, because these options were anti-dilutive. An anti-dilutive option is an option that is: (a) out-of-the-money (an option with an exercise price which is greater than the average price per share of our common stock during the period), and (b) in-the-money (an option with an exercise price which is less than the average price per share of our common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such option, exceeds the average price per share for the period.

7.   Share-Based Payments

Performance-Based Awards

The following table presents a summary of the activity for our performance unit awards assuming 100% payout:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2017	197	$24.50	1.5
Granted	215	17.42
Vested	—	—
Forfeited	(6)	24.55
Unvested at December 31, 2017	406	$20.76	2.0

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Service-Based Awards

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2017	5,211	$24.12	5.6	$3,867
Granted	1,122	17.42
Exercised	(26)	10.52
Forfeited or expired	(145)	24.73
Outstanding at December 31, 2017	6,162	$22.94	6.1	$4,732
Exercisable at December 31, 2017	3,658	$23.61	4.6	$3,229

The following table presents a summary of the activity for our Restricted Stock Awards:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2017	125	$26.00	1.3
Granted	264	17.42
Vested	(23)	24.18
Forfeited	—	—
Unvested at December 31, 2017	366	$19.94	2.7

The following table presents a summary of the activity for our Restricted Stock Units:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2017	—	$—	—
Granted	72	17.42
Vested	—	—
Forfeited	(7)	17.42
Unvested at December 31, 2017	65	$17.42	0.7

8.   Commitments and Contingencies

During the fiscal year 2014, we disclosed that we had experienced a data security incident (the “2014 data security incident”). During the fiscal year 2015, we disclosed that we had experienced a second data security incident (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The costs that we have incurred to date in connection with the data security incidents include assessments by payment card networks, professional advisory fees and legal fees relating to investigating and remediating the data security incidents. In April 2017, we entered into agreements pursuant to which all existing claims and assessments by certain payment card networks were settled. We cannot provide any assurances regarding whether assessments by other payment card networks will be received.

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

9.   Short-term Borrowings and Long-term Debt

Our debt outstanding at December 31, 2017 was not materially different from that at September 31, 2017. At December 31, 2017, we have $381.3 million available for borrowing under the ABL facility, including the Canadian sub-facility. At December 31, 2017, we are in compliance with the agreements and instruments governing our debt, including our financial covenants.

10.    Derivative Instruments and Hedging Activities

During the three months ended December 31, 2017, we did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”). The interest rate caps expire on June 30, 2023 and are designated and qualifying as cash flow hedges.

Non-designated Cash Flow Hedges

At December 31, 2017, we held foreign currency forward contracts with an aggregate notional amount of $100.6 million based upon exchange rates at December 31, 2017. These derivative instruments expire at various dates though September 30, 2018.

The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	December 31, 2017	September 30, 2017	Classification	December 31, 2017	September 30, 2017
Derivatives designated as hedging instruments:
Interest rate caps	Other current assets	$4,048	$5,178	N/A	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	572	779	Accrued liabilities	—	207
		$4,620	$5,957		$—	$207

The effect of our derivative financial instruments on our consolidated statements of earnings was not material for the three months ended December 31, 2017 and 2016.

11. Income Taxes

On December 22, 2017, the U.S. enacted comprehensive amendments to the Internal Revenue Code of 1986 (“U.S. Tax Reform”). Among other things, U.S. Tax Reform (a) reduces the federal statutory tax rate for corporate taxpayers, (b) provides for a deemed repatriation of undistributed foreign earnings by U.S. taxpayers and makes other fundamental changes on how foreign earnings will be taxed by the U.S. and (c) otherwise modifies corporate tax rules in significant ways. In accordance with ASC Topic No. 740, Income Taxes, entities must revalue their deferred income taxes considering the new tax rates and recognize any impact of the deemed repatriation of undistributed foreign earnings on their financial statements based on the enacted tax law.

In December 2017, the SEC provided guidance allowing registrants to record provisional amounts, during a specified measurement period, when the necessary information is not available, prepared or analyzed in reasonable detail to account for the impact of U.S. Tax Reform. Accordingly, we have reported the revaluation of deferred income taxes and the impact of the deemed repatriation on our consolidated financial statements based on provisional amounts. Specifically, in the three months ended December 31, 2017, we recognized a provisional income tax benefit of $33.6 million in connection with the revaluation of our deferred income tax assets and

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

liabilities, and a provisional income tax charge of $11.4 million for federal and state income taxes, including $10.4 million payable beyond one year, related to accumulated but undistributed earnings of our foreign operations.

For the fiscal year ending September 30, 2018, our U.S. federal statutory tax rate will be 24.5% and, for fiscal years after that, 21.0%. Among the factors that could affect the accuracy of our provisional amounts is uncertainty about the statutory tax rate applicable to our deferred income tax assets and liabilities, since the actual rate will be dependent on the timing of realization or settlement of such assets and liabilities. At December 31, 2017, we estimated the dates when such realization or settlement would occur. The actual dates when such realization or settlement occurs may be significantly different from our estimates, which could result in the ultimate revaluation of our deferred income taxes to be different from our provisional amounts. In addition, there is uncertainty about the impact of expected Internal Revenue Service (IRS) guidance intended to interpret the most complex provisions of U.S. Tax Reform. Our liability for federal and state income taxes applicable to undistributed earnings of our foreign operations may be materially different from our provisional amount as a result of such future IRS guidance and interpretation and in connection with estimates related to the amount of undistributed foreign earnings and cash balances.

We are currently assessing the potential additional impact of U.S. Tax Reform on our business and consolidated financial statements, and expect to complete such assessment on or before September 30, 2018.

The difference between our U.S. federal statutory income tax rate and our effective income tax rate is summarized below:

Three Months Ended December 31, 2017
U.S. federal statutory income tax rate	24.5%
State income taxes, net of federal tax benefit	3.2
Effect of foreign operations	0.8
Deferred tax revaluation	(39.1)
Deemed repatriation tax	13.3
Other, net	0.6
Effective tax rate	3.3%

12.   Business Segments

Our business is organized into two operating and reporting segments: (i) SBS, a domestic and international chain of retail stores and a consumer-facing e-commerce website that offers professional beauty supplies to both salon professionals and retail customers in North America, Puerto Rico, and parts of Europe and South America and (ii) BSG, including its franchise-based business Armstrong McCall, a full service distributor of beauty products and supplies that offers professional beauty products directly to salons and salon professionals through its professional-only stores, e-commerce websites and its own sales force in partially exclusive geographical territories in North America.

The accounting policies of both of our reportable segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Sales between segments, which are eliminated in consolidation, were not material during the three months ended December 31, 2017 and 2016.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Segment data for the three months ended December 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended December 31,
	2017	2016
Net sales:
SBS	$585,574	$589,859
BSG	409,390	409,750
Total	$994,964	$999,609
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$86,594	$92,526
BSG	64,565	63,600
Segment operating earnings	151,159	156,126
Unallocated expenses	(35,816)	(38,669)
Restructuring charges	(5,210)	—
Consolidated operating earnings	110,133	117,457
Interest expense	(24,016)	(26,799)
Earnings before provision for income taxes	$86,117	$90,658

13.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2017 and September 30, 2017, the related condensed consolidating statements of earnings and comprehensive income and the condensed consolidating statements of cash flows for the three months ended December 31, 2017 and 2016 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings and Sally Capital Inc. (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a condensed consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided because we believe the following information is sufficient since the guarantor subsidiaries are 100% indirectly owned by the Parent and all guarantees are full and unconditional.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

December 31, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$31,839	$47,463	$—	$79,312
Trade and other accounts receivable, net	—	—	64,152	32,806	—	96,958
Due from affiliates	—	—	2,360,280	—	(2,360,280)	—
Inventory	—	—	714,682	226,464	—	941,146
Other current assets	1,280	817	27,856	16,306	—	46,259
Property and equipment, net	11	—	225,891	80,519	—	306,421
Investment in subsidiaries	1,195,373	3,820,552	374,002	—	(5,389,927)	—
Goodwill and other intangible assets, net	—	—	465,755	156,403	—	622,158
Other assets	1,050	7,171	(7,852)	20,698	—	21,067
Total assets	$1,197,714	$3,828,550	$4,256,605	$580,659	$(7,750,207)	$2,113,321
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$36	$—	$234,878	$71,356	$—	$306,270
Due to affiliates	1,519,033	750,442	—	90,805	(2,360,280)	—
Accrued liabilities	362	6,170	125,852	34,117	—	166,501
Income taxes payable	10,566	1,678	—	87	—	12,331
Long-term debt	—	1,874,887	4	1,308	—	1,876,199
Other liabilities	10,371	—	17,027	3,749	—	31,147
Deferred income tax liabilities, net	(19)	—	58,292	5,235	—	63,508
Total liabilities	1,540,349	2,633,177	436,053	206,657	(2,360,280)	2,455,956
Total stockholders’ (deficit) equity	(342,635)	1,195,373	3,820,552	374,002	(5,389,927)	(342,635)
Total liabilities and stockholders’ (deficit) equity	$1,197,714	$3,828,550	$4,256,605	$580,659	$(7,750,207)	$2,113,321

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$22,090	$41,659	$—	$63,759
Trade and other accounts receivable, net	200	—	59,992	32,049	—	92,241
Due from affiliates	—	—	2,289,371	—	(2,289,371)	—
Inventory	—	—	709,890	220,965	—	930,855
Other current assets	11,763	813	26,144	16,503	—	55,223
Property and equipment, net	12	—	230,069	83,636	—	313,717
Investment in subsidiaries	1,110,891	3,717,999	386,681	—	(5,215,571)	—
Goodwill and other intangible assets, net	—	—	468,118	149,978	—	618,096
Other assets	1,538	8,116	(7,837)	23,299	—	25,116
Total assets	$1,124,404	$3,726,938	$4,184,518	$568,089	$(7,504,942)	$2,099,007
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$251	$4	$243,818	$63,679	$—	$307,752
Due to affiliates	1,487,484	727,856	—	74,031	(2,289,371)	—
Accrued liabilities	285	20,108	113,628	32,506	—	166,527
Income taxes payable	—	1,624	—	609	—	2,233
Long-term debt	—	1,866,455	1	1,479	—	1,867,935
Other liabilities	—	—	16,008	4,132	—	20,140
Deferred income tax liabilities, net	—	—	93,064	4,972	—	98,036
Total liabilities	1,488,020	2,616,047	466,519	181,408	(2,289,371)	2,462,623
Total stockholders’ (deficit) equity	(363,616)	1,110,891	3,717,999	386,681	(5,215,571)	(363,616)
Total liabilities and stockholders’ (deficit) equity	$1,124,404	$3,726,938	$4,184,518	$568,089	$(7,504,942)	$2,099,007

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended December 31, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$796,532	$198,432	$—	$994,964
Related party sales	—	—	446	—	(446)	—
Cost of products sold and distribution expenses	—	—	403,810	104,971	(446)	508,335
Gross profit	—	—	393,168	93,461	—	486,629
Selling, general and administrative expenses	2,606	179	284,467	84,034	—	371,286
Restructuring charges	—	—	5,210	—	—	5,210
Operating earnings (loss)	(2,606)	(179)	103,491	9,427	—	110,133
Interest expense	—	24,014	—	2	—	24,016
Earnings (loss) before provision for income taxes	(2,606)	(24,193)	103,491	9,425	—	86,117
Provision (benefit) for income taxes	(251)	(6,925)	(7,915)	17,944	—	2,853
Equity in earnings of subsidiaries, net of tax	85,619	102,887	(8,519)	—	(179,987)	—
Net earnings (loss)	83,264	85,619	102,887	(8,519)	(179,987)	83,264
Other comprehensive loss, net of tax	—	(803)	—	(255)	—	(1,058)
Total comprehensive income (loss)	$83,264	$84,816	$102,887	$(8,774)	$(179,987)	$82,206

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended December 31, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$816,051	$183,558	$—	$999,609
Related party sales	—	—	748	—	(748)	—
Cost of products sold and distribution expenses	—	—	411,323	97,326	(748)	507,901
Gross profit	—	—	405,476	86,232	—	491,708
Selling, general and administrative expenses	2,549	137	296,724	74,841	—	374,251
Operating earnings (loss)	(2,549)	(137)	108,752	11,391	—	117,457
Interest expense	—	26,749	—	50	—	26,799
Earnings (loss) before provision for income taxes	(2,549)	(26,886)	108,752	11,341	—	90,658
Provision (benefit) for income taxes	(990)	(10,443)	41,998	4,267	—	34,832
Equity in earnings of subsidiaries, net of tax	57,385	73,828	7,074	—	(138,287)	—
Net earnings	55,826	57,385	73,828	7,074	(138,287)	55,826
Other comprehensive loss, net of tax	—	—	—	(18,668)	—	(18,668)
Total comprehensive income (loss)	$55,826	$57,385	$73,828	$(11,594)	$(138,287)	$37,158

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended December 31, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$32,788	$(30,211)	$100,319	$1,308	$—	$104,204
Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(19,664)	(2,835)	—	(22,499)
Acquisitions, net of cash acquired	—	—	—	(9,175)	—	(9,175)
Due from affiliates	—	—	(70,909)	—	70,909	—
Net cash used by investing activities	—	—	(90,573)	(12,010)	70,909	(31,674)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	126,500	5	—	—	126,505
Repayments of long-term debt	—	(118,875)	(2)	(190)	—	(119,067)
Repurchases of common stock	(64,612)	—	—	—	—	(64,612)
Proceeds from exercises of stock options	275	—	—	—	—	275
Due to affiliates	31,549	22,586	—	16,774	(70,909)	—
Net cash (used) provided by financing activities	(32,788)	30,211	3	16,584	(70,909)	(56,899)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(78)	—	(78)
Net increase in cash and cash equivalents	—	—	9,749	5,804	—	15,553
Cash and cash equivalents, beginning of period	—	10	22,090	41,659	—	63,759
Cash and cash equivalents, end of period	$—	$10	$31,839	$47,463	$—	$79,312

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended December 31, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$27,303	$(41,347)	$104,449	$(611)	$—	$89,794
Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(20,883)	(7,125)	—	(28,008)
Due from affiliates	—	—	(68,741)	—	68,741	—
Net cash used by investing activities	—	—	(89,624)	(7,125)	68,741	(28,008)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	58,500	—	—	—	58,500
Repayments of long-term debt	—	(58,500)	(4)	(170)	—	(58,674)
Repurchases of common stock	(67,183)	—	—	—	—	(67,183)
Proceeds from exercises of stock options	14,280	—	—	—	—	14,280
Due to affiliates	25,600	31,418	—	11,723	(68,741)	—
Net cash (used) provided by financing activities	(27,303)	31,418	(4)	11,553	(68,741)	(53,077)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(921)	—	(921)
Net (decrease) increase in cash and cash equivalents	—	(9,929)	14,821	2,896	—	7,788
Cash and cash equivalents, beginning of period	—	28,372	22,368	35,882	—	86,622
Cash and cash equivalents, end of period	$—	$18,443	$37,189	$38,778	$—	$94,410

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

14.   Restructuring Plans

2017 Restructuring Plan

In January 2017, our Board of Directors approved a comprehensive restructuring plan (the “2017 Restructuring Plan”) for our businesses that included a number of organizational efficiency initiatives and other cost reduction opportunities. The 2017 Restructuring Plan comprised the closure of four administrative offices in the U.S. and Canada, reductions in both salaried and hourly workforce and certain other cost reduction activities. At September 30, 2017, the initiatives contemplated by the 2017 Restructuring Plan were substantially completed.

The liability related to the 2017 Restructuring Plan, which is included in accrued liabilities in our consolidated balance sheets, is as follows (in thousands):

Restructuring Activity	Liability at September 30, 2017	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at December 31, 2017
Workforce reductions	$1,860	$—	$1,072	$—	$788
Facility closures	1,747	—	781	—	966
Other	235	—	235	—	—
Total	$3,842	$—	$2,088	$—	$1,754

2018 Restructuring Plan

In November 2017, our Board approved a restructuring plan (the “2018 Restructuring Plan”) focused primarily on significantly improving the profitability of our international businesses, with particular focus on our European operations. We estimate that we will incur total aggregate charges of approximately $13 million to $14 million related primarily to potential employee separation costs. We anticipate substantially completing the 2018 Restructuring Plan in the fiscal year 2018.

The liability related to the 2018 Restructuring Plan, which is included in accrued liabilities in our consolidated balance sheets, is as follows (in thousands):

Restructuring Activity	Liability at September 30, 2017	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at December 31, 2017
Workforce reductions	$—	$4,260	$3,376	$—	$884
Other	—	950	328	—	622
Total	$—	$5,210	$3,704	$—	$1,506

Expenses incurred in the three months ended December 31, 2017 represent costs incurred by SBS ($4.5 million) and corporate ($0.7 million).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, including the Risk Factors section, and information contained elsewhere in this Quarterly Report, including the interim condensed consolidated financial statements and condensed notes to those financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Highlights for the Three Months Ended December 31, 2017:

•	Consolidated net sales for the three months ended December 31, 2017, decreased $4.6 million, or 0.5%, to $995.0 million, compared to the three months ended December 31, 2016;
•

Consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, decreased 2.2% for the three months ended December 31, 2017, compared to an increase of 0.4% for the three months ended December 31, 2016;

•

Consolidated gross profit for the three months ended December 31, 2017 decreased $5.1 million, or 1.0%, to $486.6 million compared to the three months ended December 31, 2016. Gross margin decreased 30 basis points to 48.9% for the three months ended December 31, 2017, compared to the three months ended December 31, 2016;

•

During the three months ended December 31, 2017, we incurred approximately $5.2 million in expenses, including severance and related expenses of $4.3 million and other costs of $0.9 million, in connection with the 2018 Restructuring Plan announced in November 2017;

•

Consolidated operating earnings for the three months ended December 31, 2017 decreased $7.3 million, or 6.2%, to $110.1 million compared to the three months ended December 31, 2016. Operating margin decreased 70 basis points to 11.1% for the three months ended December 31, 2017, compared to the three months ended December 31, 2016;

•

Consolidated net earnings increased $27.4 million, or 49.1%, to $83.3 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. As a percentage of net sales, net earnings increased 280 basis points to 8.4% for the three months ended December 31, 2017, compared to the three months ended December 31, 2017;

•

In December 2017, the United States enacted comprehensive amendments to the Internal Revenue Code of 1986 (“U.S. Tax Reform”). In connection therewith, we recorded a net provisional benefit of approximately $22.2 million and our U.S. federal statutory tax rate decreased to 24.5%;

•	Diluted earnings per share for the three months ended December 31, 2017, were $0.65, compared to $0.39 for the three months ended December 31, 2016;
•	Cash provided by operations was $104.2 million for the three months ended December 31, 2017, compared to $89.8 million for the three months ended December 31, 2016;
•	During the three months ended December 31, 2017, we repurchased and subsequently retired approximately 3.8 million shares of our common stock at an aggregate cost of approximately $64.5 million; and
•

In December 2017, we acquired certain assets and business operations of H. Chalut Ltee, a 21-store professional-only distributor of beauty supplies operating in Quebec, Canada, for approximately $8.8 million.

Overview

Description of Business

We operate primarily through two reportable segments: Sally Beauty Supply (“SBS”) and Beauty Systems Group (“BSG”). We believe we are the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of December 31, 2017, through SBS and BSG, we had 4,993 company-operated stores and supplied 184 franchised stores in North America and select South American and European countries. Within BSG, we also have one of the largest networks of distributor sales consultants for professional beauty products in North America. We offer a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling tools, skin and nail care products and other beauty items. SBS targets retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. Neither the sales nor the product assortment for SBS or BSG are generally seasonal in nature.

Restructuring Plans

During the three months ended December 31, 2017, we recognized restructuring charges of approximately $5.2 million in connection with the 2018 Restructuring Plan, including severance and related expenses of approximately $4.3 million and expenses related to other cost-reduction initiatives of $0.9 million. We anticipate substantially completing the 2018 Restructuring Plan in fiscal year 2018. We expect to realize annualized pre-tax benefits in the range of $12 million to $14 million from the 2018 Restructuring Plan, with an estimated benefit of approximately $8 million realized in fiscal year 2018. See Note 14 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

U.S. Tax Reform

On December 22, 2017, the U.S. enacted comprehensive amendments to the Internal Revenue Code of 1986 (“U.S. Tax Reform”). See Note 11 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impact of the US. Tax Reform on our financial statements.

Data Security Incidents

As previously disclosed, we experienced a data security incident during fiscal year 2014 and a second data security incident during fiscal year 2015 (together, the “data security incidents”). In the fiscal years 2016 and 2015, we incurred $14.6 million and $5.6 million, respectively, of expenses in connection with the data security incidents. In the fiscal year 2017, we settled prior assessments by two payment card networks for $9.3 million. We expect to incur additional costs and expenses related to the data security incidents in future periods. These costs and expenses may result from potential additional liabilities to other payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of December 31, 2017, the scope of these additional costs and expenses, or a range thereof, beyond amounts management has determined to be probable, cannot be reasonably estimated and, while we do not anticipate these additional costs and expenses or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs and expenses could be significant.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2017	2016	Increase (Decrease)
Net sales:
SBS	$585,574	$589,859	$(4,285)	(0.7)%
BSG	409,390	409,750	(360)	(0.1)%
Consolidated	$994,964	$999,609	$(4,645)	(0.5)%

Gross profit:
SBS	$319,785	$324,183	$(4,398)	(1.4)%
BSG	166,844	167,525	(681)	(0.4)%
Consolidated	$486,629	$491,708	$(5,079)	(1.0)%

Segment gross margin:
SBS	54.6%	55.0%	(40) bps
BSG	40.8%	40.9%	(10) bps
Consolidated	48.9%	49.2%	(30) bps

Selling, general and administrative expenses	$371,286	$374,251	$(2,965)	(0.8)%
Restructuring charges	$5,210	$—	$5,210	100.0%

Operating earnings:
Segment operating earnings:
SBS	$86,594	$92,526	$(5,932)	(6.4)%
BSG	64,565	63,600	965	1.5%
Segment operating earnings	151,159	156,126	(4,967)	(3.2)%
Unallocated expenses and restructuring charges (a)	(41,026)	(38,669)	2,357	6.1%
Consolidated operating earnings	$110,133	$117,457	$(7,324)	(6.2)%

Segment operating margin:
SBS	14.8%	15.7%	(90) bps
BSG	15.8%	15.5%	30 bps
Consolidated	11.1%	11.8%	(70) bps

Number of stores at end-of-period (including franchises):
SBS	3,787	3,815	(28)	(0.7)%
BSG	1,390	1,340	50	3.7%
Consolidated	5,177	5,155	22	0.4%
Same store sales growth (decline) (b)
SBS	(2.6)%	(0.6)%	(200) bps
BSG	(1.3)%	2.6%	(390) bps
Consolidated	(2.2)%	0.4%	(260) bps

(a)

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. Restructuring charges relate to the 2018 Restructuring Plan announced in November 2017.

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

Results of Operations

The Three Months Ended December 31, 2017 compared to the Three Months Ended December 31, 2016

Net Sales

Consolidated. Consolidated net sales decreased $4.6 million, or 0.5% for the three months ended December 31, 2017, compared to the three months ended December 31, 2016. Consolidated net sales for the three months ended December 31, 2017, are inclusive of a positive impact from changes in foreign currency exchange rates of $11.8 million, or 1.2% of consolidated net sales.

Sally Beauty Supply. Net sales for SBS decreased $4.3 million, or 0.7%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016. Net sales for SBS for the three months ended December 31, 2017, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $10.3 million, or 1.7% of the segment’s net sales.

In the SBS segment, sales of company-operated stores that have been open for 14 months or longer decreased approximately $5.1 million and net sales from stores that have been open for less than 14 months decreased approximately $1.8 million. Net sales from other sales channels, which include catalog and internet sales of our Sinelco Group subsidiaries and incremental sales from businesses acquired in the preceding 12 months, increased $2.6 million compared to the three months ended December 31, 2016.

The decrease in SBS’s net sales reflects lower unit volume, including as a result of lower customer traffic primarily in the U.S., partially offset by the positive impact from changes in foreign currency exchange rates and an increase in average unit prices, resulting primarily from selective price increases in certain geographical areas of the U.S. and a change in product mix (to higher-priced products) resulting from shifts in customer preferences.

Beauty Systems Group. Net sales for BSG decreased $0.4 million, or 0.1%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016. BSG’s net sales for the three months ended December 31, 2017, are inclusive of a positive impact from changes in foreign currency exchange rates of approximately $1.5 million, or 0.4% of the segment’s net sales.

In the BSG segment, sales by our distributor sales consultants decreased approximately $2.6 million compared to three months ended December 31, 2016, while sales from stores that have been open for less than 14 months increased approximately $1.9 million. Net sales from other BSG sales channels, which include sales of company-operated stores that have been open for 14 months or longer, sales to our franchisees and incremental sales from businesses acquired in the preceding 12 months, in the aggregate increased approximately $0.3 million compared to the three months ended December 31, 2016.

The decrease in BSG’s net sales is primarily the result of a decrease in unit volume (notwithstanding the impact of incremental sales from 46 company-operated stores opened or acquired during the last 12 months), partially offset by an increase in average unit prices (resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

Consolidated. Consolidated gross profit decreased $5.1 million, or 1.0%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, due principally to lower net sales and lower gross margins in both reportable segments, as more fully described below. Consolidated gross margin decreased 30 basis points to 48.9% for the three months ended December 31, 2017, compared to 49.2% for the three months ended December 31, 2016.

Sally Beauty Supply. SBS’s gross profit decreased $4.4 million, or 1.4%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, principally as a result of lower net sales and a lower gross margin. SBS’s gross margin decreased 40 basis points to 54.6% for the three months ended December 31, 2017, compared to 55.0% for the three months ended December 31, 2016. This decrease reflects a change in geographic sales mix, as a result of lower-margin non-U.S. sales making up a greater portion of total segment sales and the net impact of prior year price increases offset by selective price reductions in the three months ended December 31, 2017, compared to the three months ended December 31, 2016.

Beauty Systems Group. BSG’s gross profit decreased $0.7 million, or 0.4%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, principally as a result of lower net sales and lower gross margin. BSG’s gross margin decreased 10 basis points to 40.8% for of the three months ended December 31, 2017, compared to 40.9% for the three months ended December 31, 2016, primarily as a result of higher distribution, shipping and handling expenses.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses decreased $3.0 million, or 0.8%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, primarily as a result of cost-reduction initiatives, as discussed below. Consolidated selling, general and administrative expenses, as a percentage of net sales, were 37.3% for the three months ended December 31, 2017, compared to 37.4% for the three months ended December 31, 2016.

Sally Beauty Supply. SBS’s selling and general and administrative expenses increased $1.5 million, or 0.7%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016. This increase reflects higher compensation and compensation-related expenses of $2.8 million (including the impact of wage increases for sales staff at existing stores), higher rent expense of $1.4 million and higher depreciation of $0.8 million resulting from capital expenditures mainly in connection with store refreshes and information technology upgrades made in the prior 12 months. These increases were partially offset by lower advertising expense of $2.0 million and a reduction of estimated casualty losses of $1.3 million in connection with natural disasters that occurred in the fourth quarter of our fiscal year 2017.

Beauty Systems Group. BSG’s selling and general and administrative expenses decreased $1.6 million, or 1.6%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, primarily as a result of cost-reduction initiatives, partially offset by the incremental operating expenses associated with 46 net additional company-operated stores (including 21 stores acquired in December 2017).

Unallocated Selling, General and Administrative Expenses. Unallocated selling, general and administrative expenses, which represent certain corporate costs (such as payroll, share-based compensation, employee benefits and travel expense for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our reporting segments, decreased $2.9 million, or 7.4%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016. This decrease reflects lower corporate compensation and compensation-related expenses of $1.7 million and lower share-based compensation expenses of $0.7 million.

Restructuring Charges

During the three months ended December 31, 2017, we incurred restructuring charges of approximately $5.2 million in connection with the 2018 Restructuring Plan, including $4.3 million in severance and related expenses and other costs of $0.9 million. See Note 14 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

Interest expense decreased $2.8 million to $24.0 million for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, primarily from our redemption of certain senior notes in July 2017 with the proceeds from a new term loan B with lower interest rates. The decrease was offset in part by incremental interest expense of $0.7 million in connection with borrowings under the ABL facility. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The provision for income taxes was $2.9 million and $34.8 million, resulting in an effective tax rate of 3.3% and 38.4%, for the three months ended December 31, 2017 and 2016, respectively. The decrease in the effective tax rate was due primarily to the impact of U.S. Tax Reform. More specifically, in connection therewith, we recognized a provisional income tax benefit of $33.6 million resulting from the revaluation of our deferred income tax assets and liabilities and a provisional income tax charge of $11.4 million for federal and state income taxes applicable to accumulated but undistributed earnings of our foreign operations. See Note 11 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impact of U.S. Tax Reform on our financial statements.

Net Earnings and Diluted Earnings per Share

As a result of the foregoing, consolidated net earnings increased $27.4 million, or 49.1%, to $83.3 million for the three months ended December 31, 2017, compared to $55.8 million for the three months ended December 31, 2016. Diluted earnings per share for the three months ended December 31, 2017 were $0.65 compared to $0.39 for the three months ended December 31, 2016.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our contractual obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures and share repurchases. Working capital (current assets less current liabilities) increased $4.2 million, to $573.7 million at December 31, 2017, compared to $569.5 million at September 30, 2017, resulting primarily from increases in cash and cash equivalents and inventory, partially offset by a decrease in other current assets and an increase in income taxes payable. As a holding company, Sally Beauty depends on its subsidiaries, including Sally Holdings, to distribute funds to it so that it may pay its obligations and expenses. The ability of Sally Beauty’s subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with relevant laws, and covenants and financial ratios related to their existing or future indebtedness, including covenants restricting Sally Holdings’ ability to pay dividends to Sally Beauty. If, as a consequence of these limitations, the Company cannot receive sufficient distributions from its subsidiaries, it may not be able to meet its obligations to fund general corporate expenses.

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

At December 31, 2017, cash and cash equivalents were $79.3 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet working capital requirements, fund share repurchases and potential acquisitions, and finance anticipated capital expenditures, including information technology upgrades and store openings, over the next 12 months.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. During the three months ended December 31, 2017, total borrowings outstanding have ranged from $77.5 million up to $133.0 million and the average daily balance outstanding was $100.5 million. During the three months ended December 31, 2017, the weighted average interest rate on our borrowings under the ABL facility was 3.0%. The amounts drawn are generally paid down with cash provided by our operating activities. As of December 31, 2017, Sally Holdings had $381.3 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

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

Share Repurchase Programs

During the three months ended December 31, 2017 and 2016, we repurchased and subsequently retired approximately 3.8 million shares and 2.5 million shares of our common stock under Board approved share repurchase programs at an aggregate cost of $64.5 million and $67.0 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. As of December 31, 2017, we had authorization of approximately $935.5 million of additional potential share repurchases remaining under the 2017 Share Repurchase Program. Future share repurchases of our common stock are expected to be funded with existing cash balances, funds generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2017 increased $14.4 million to $104.2 million, compared to the three months ended December 31, 2016, mainly due to net changes in the components of working capital of $9.9 million and a favorable impact of $9.8 million on our provision for income taxes resulting primarily from a lower U.S. federal statutory tax rate, partially offset by a decrease in earnings before provision for income taxes. As a result of U.S. Tax Reform, our U.S. federal statutory tax rate will be 24.5% for fiscal year 2018.

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2017 increased $3.7 million to $31.7 million, compared to the three months ended December 31, 2016. This increase reflects cash used for acquisitions, net of cash acquired, in the three months ended December 31, 2017 of $9.2 million, partially offset by lower capital expenditures of $5.5 million related primarily to SBS store openings and lower investments in information technology upgrades in the three months ended December 31, 2017, compared to three months ended December 31, 2016, as information technology upgrade projects were completed.

Net Cash Used by Financing Activities

Net cash used by financing activities during the three months ended December 31, 2017 increased $3.8 million to $56.9 million, compared to the three months ended December 31, 2016, due primarily to a decrease in proceeds from exercises of stock options of $14.0 million. This decrease was partially offset by higher net debt proceeds, primarily from borrowings under the ABL facility, and by a decrease in cash paid for share repurchases of $2.6 million.

U.S. Tax Reform

On December 22, 2017, U.S. Tax Reform was signed into law. U.S. Tax Reform, among other things, (a) reduces the federal statutory tax rate for corporate taxpayers, (b) provides for a deemed repatriation of undistributed foreign earnings by U.S. taxpayers and makes other fundamental changes on how foreign earnings will be taxed by the U.S. and (c) otherwise modifies corporate tax rules in significant ways. We are currently assessing the potential additional impact of U.S. Tax Reform on our business and liquidity.

Long-Term Debt

At December 31, 2017, we had borrowings of $99.0 million outstanding under our ABL facility. In addition, we had $950.0 million of senior notes outstanding and a term loan B with an outstanding principal balance of $848.6 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Long-term Debt” and Note 12 of the “Notes to Consolidated Financial Statements” in “Item 8. Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for more information about our debt obligations.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Further, our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products, our success at implementing cost-reduction initiatives and our ability to successfully implement our overall business strategy.

Capital Requirements

During the three months ended December 31, 2017, capital expenditures were approximately $16.6 million, including amounts incurred but not paid at December 31, 2017 (approximately $2.5 million).

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2017.

Off-Balance Sheet Financing Arrangements

At December 31, 2017 and September 30, 2017, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of our business, and outstanding letters of credit related to inventory purchases and self-insurance programs.

Inflation

We do not believe inflation has had a material effect on our results of operations. However, during the past few years, we have experienced and an increase in labor and real estate costs in the U.S. Employee compensation and rent expenses represent our two most significant operating expense categories. A material increase in labor or real estate costs in the future, particularly for an extended period of time, could have a material adverse effect on our results of operations.

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

Our critical accounting estimates, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, include the valuation of inventory, vendor rebates and concessions, retention of risk, income taxes, assessment of long-lived assets and intangible assets for impairment and share-based payments. There have been no material changes to our critical accounting estimates or assumptions since September 30, 2017.

Accounting Changes and Recent Accounting Pronouncements

See Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1 – “Financial Statements” in Part I – Financial Information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. There have been no material changes to our market risks from September 30, 2017. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for more information.

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2017, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in such Annual Report and herein are not the only risks facing our company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended December 31, 2017:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2017	869,116	$18.14	869,116	$984,238,464
November 1 through November 30, 2017	2,060,928	16.13	2,060,928	950,994,895
December 1 through December 31, 2017	917,519	16.87	917,519	935,520,250
Total this quarter	3,847,563	$16.76	3,847,563	$935,520,250

(1)

The table above does not include 7,403 shares of the Company’s common stock surrendered by grantees during the three months ended December 31, 2017 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

(2)

In August 2017, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2021.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

(a) Not applicable

(b) Not applicable

Item 6.  Exhibits

Exhibit No.	Description

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

10.1

Separation Agreement dated January 26, 2018 between Sally Beauty Holdings, Inc. and Matthew O. Haltom, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of Christian A. Brickman*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Donald T. Grimes*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Donald T. Grimes*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: February 8, 2018

	By:	/s/ Donald T. Grimes
Donald T. Grimes
Senior Vice President, Chief Financial Officer and Chief Operations Officer
For the Registrant and as its Principal Financial Officer