Form 10-Q
period 2018-03-31
Sally Beauty Holdings, Inc.
filed 2018-05-03
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2018

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

As of April 27, 2018, there were 122,093,187 shares of the issuer’s common stock outstanding.

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

•	our ability to successfully implement our long-term strategic and growth initiatives;
•	our ability to efficiently manage and control our costs and the success of our cost control plans, including our recent restructuring plans;
•	our ability to implement our restructuring plans in various jurisdictions;
•	our ability to implement and achieve benefits from cost-reduction initiatives and reinvestment plans in multiple jurisdictions;
•	our ability to manage the effects of our cost-reduction plans on our employees and other operations costs;
•	charges related to the restructuring plans;
•	possible changes in the size and components of the expected costs and charges associated with the restructuring plans;
•	our ability to realize the anticipated cost savings from the restructuring and cost-reduction plans within the anticipated time frame, if at all;
•	the highly competitive nature of, and the increasing consolidation of, the beauty products distribution industry;
•	the timing and acceptance of new product introductions;
•	shifts in the mix of products sold during any period;
•	potential fluctuation in our same store sales and quarterly financial performance;
•	our dependence upon manufacturers who may be unwilling or unable to continue to supply products to us;
•	our dependence upon manufacturers who have developed or could develop their own distribution businesses which compete directly with ours;
•

the possibility of material interruptions in the supply of products by our third‑party manufacturers or distributors or increases in the prices of the products we purchase from our third‑party manufacturers or distributors;

•	products sold by us being found to be defective in labeling or content;
•	compliance with current laws and regulations or becoming subject to additional or more stringent laws and regulations;
•	the success of our e-commerce businesses;
•	diversion of professional products sold by Beauty Systems Group to mass retailers or other unauthorized resellers;
•	the operational and financial performance of our Armstrong McCall, L.P. franchise‑based business, which we refer to as Armstrong McCall;
•	successfully identifying acquisition candidates and successfully completing desirable acquisitions;
•	integrating acquired businesses;
•	the success of our initiatives to expand into new geographies;
•	the success of our existing stores, and our ability to increase sales at existing stores;
•	opening and operating new stores profitably;
•	the volume of traffic to our stores;
•	the impact of the general economic conditions upon our business;
•	the challenges of conducting business outside the United States;

•	the impact of Britain’s separation from the European Union and related or other disruptive events in the United Kingdom, the European Union or other geographies in which we conduct business;
•	rising labor and rental costs;
•	protecting our intellectual property rights, particularly our trademarks;
•	the risk that our products may infringe on the intellectual property rights of others;
•	successfully updating and integrating our information technology systems;
•	disruption in our information technology systems;
•	a significant data security breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;
•	the negative impact on our reputation and loss of confidence of our customers, suppliers and others arising from a significant data security breach;
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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following consolidated balance sheets as of March 31, 2018 and September 30, 2017, the consolidated statements of earnings and consolidated statements of comprehensive income for the three and six months ended March 31, 2018 and 2017, and the consolidated statements of cash flows for the six months ended March 31, 2018 and 2017 are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	March 31, 2018	September 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,056	$63,759
Trade accounts receivable, net	48,991	46,986
Accounts receivable, other	49,764	45,255
Inventory	935,037	930,855
Other current assets	52,313	55,223
Total current assets	1,154,161	1,142,078
Property and equipment, net of accumulated depreciation of $580,054 at March 31, 2018 and $546,061 at September 30, 2017	300,132	313,717
Goodwill	546,035	537,791
Intangible assets, excluding goodwill, net of accumulated amortization of $128,186 at March 31, 2018 and $121,550 at September 30, 2017	75,943	80,305
Other assets	23,879	25,116
Total assets	$2,100,150	$2,099,007
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$86,208	$96,082
Accounts payable	289,969	307,752
Accrued liabilities	168,074	166,527
Income taxes payable	1,577	2,233
Total current liabilities	545,828	572,594
Long-term debt	1,769,841	1,771,853
Other liabilities	33,346	20,140
Deferred income tax liabilities, net	66,164	98,036
Total liabilities	2,415,179	2,462,623
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 123,344 and 129,710 shares issued and 123,002 and 129,585 shares outstanding at March 31, 2018 and September 30, 2017, respectively	1,230	1,296
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(246,112)	(283,076)
Accumulated other comprehensive loss, net of tax	(70,147)	(81,836)
Total stockholders’ deficit	(315,029)	(363,616)
Total liabilities and stockholders’ deficit	$2,100,150	$2,099,007

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales	$975,321	$966,470	$1,970,286	$1,966,080
Cost of goods sold	488,999	478,364	997,335	986,266
Gross profit	486,322	488,106	972,951	979,814
Selling, general and administrative expenses	368,461	359,857	739,748	734,108
Restructuring charges	6,759	9,211	11,969	9,211
Operating earnings	111,102	119,038	221,234	236,495
Interest expense	25,262	26,848	49,277	53,646
Earnings before provision for income taxes	85,840	92,190	171,957	182,849
Provision for income taxes	24,469	35,198	27,322	70,031
Net earnings	$61,371	$56,992	$144,635	$112,818
Earnings per share:
Basic	$0.49	$0.41	$1.15	$0.79
Diluted	$0.49	$0.40	$1.14	$0.79
Weighted average shares:
Basic	124,270	140,549	126,046	142,107
Diluted	125,057	141,325	126,834	143,047

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net earnings	$61,371	$56,992	$144,635	$112,818
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	10,437	8,026	10,182	(10,642)
Interest rate caps:
Changes in fair value	3,251	—	2,121	—
Income taxes related to changes in fair value	(941)	—	(614)	—
Other comprehensive income (loss), net of tax	12,747	8,026	11,689	(10,642)
Total comprehensive income	$74,118	$65,018	$156,324	$102,176

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net earnings	$144,635	$112,818
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,009	54,716
Share-based compensation expense	5,850	6,212
Amortization of deferred financing costs	1,851	1,577
Loss on extinguishment of debt	876	—
Deferred income taxes	(29,379)	4,321
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(1,506)	1,376
Accounts receivable, other	(3,990)	2,898
Inventory	3,266	(14,805)
Other current assets	3,508	13,262
Other assets	185	(427)
Accounts payable and accrued liabilities	(12,175)	(21,392)
Income taxes payable	(762)	2,503
Other liabilities	13,082	(3,652)
Net cash provided by operating activities	179,450	159,407
Cash Flows from Investing Activities:
Payments for property and equipment, net	(38,679)	(49,320)
Acquisitions, net of cash acquired	(9,175)	—
Net cash used by investing activities	(47,854)	(49,320)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	246,819	136,000
Repayments of long-term debt	(260,142)	(130,844)
Debt issuance costs	(1,151)	—
Payments for common stock repurchased	(114,699)	(169,144)
Proceeds from exercises of stock options	1,112	16,683
Net cash used by financing activities	(128,061)	(147,305)
Effect of foreign exchange rate changes on cash and cash equivalents	762	(285)
Net increase (decrease) in cash and cash equivalents	4,297	(37,503)
Cash and cash equivalents, beginning of period	63,759	86,622
Cash and cash equivalents, end of period	$68,056	$49,119
Supplemental Cash Flow Information:
Interest paid	$46,574	$51,987
Income taxes paid	$45,089	$50,495
Capital expenditures incurred but not paid	$1,426	$1,301

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Description of Business and Basis of Presentation

Description of Business

Sally Beauty Holdings, Inc. and its consolidated subsidiaries (“Sally Beauty” or “the Company” or “we”) sell professional beauty supplies through its Sally Beauty Supply (“SBS”) retail stores located in the U.S., Puerto Rico, Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, Spain, Chile and Peru. Additionally, we distribute professional beauty products to salons and licensed salon professionals through our Beauty Systems Group (“BSG”) store operations and a commissioned direct sales force that calls on salons primarily in the U.S. and Canada, and to franchises in the southern and southwestern regions of the U.S. and in Mexico through the operations of our subsidiary Armstrong McCall. A significant number of our products are also available through a number of SBS and BSG-operated websites. Certain beauty products sold by BSG and Armstrong McCall are sold under exclusive territory agreements with the third-party manufacturers.

Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of March 31, 2018 and September 30, 2017, our consolidated results of operations and consolidated comprehensive income for the three and six months ended March 31, 2018 and 2017, and our consolidated cash flows for the six months ended March 31, 2018 and 2017.

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

Certain amounts for the prior fiscal periods have been reclassified to conform to the current fiscal period presentation, in connection with the retroactive adoption of two new accounting pronouncements in the current fiscal year. See Note 3 below for additional information.

2.   Significant Accounting Policies

We adhere to the same accounting policies in the preparation of our condensed consolidated interim financial statements as we do in the preparation of our full-year consolidated financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full-year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

3.   Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Income Taxes, which requires that deferred tax assets, net of related valuation allowances, and deferred tax liabilities be reported as noncurrent in a classified balance sheet. We adopted the new standard retrospectively effective October 1, 2017. Accordingly, the adoption of ASU No. 2015-17 resulted in a decrease in current deferred income tax assets of $28.4 million, a decrease in current deferred income tax liabilities, included in accrued liabilities, of $2.0 million, a net increase in noncurrent deferred income tax assets, included in other assets, of $4.3 million and a net decrease in noncurrent deferred income tax liabilities of $22.1 million in our previously reported consolidated balance sheet as of September 30, 2017.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amended several aspects of how share-based compensation is recorded and reported on the financial statements. For example, the new guidance requires that all the income tax effect related to share-based payments be recorded in income tax expense. We adopted these

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

amendments effective October 1, 2017. In connection with this accounting change, as allowed, we have elected to recognize share-based compensation award forfeitures when they occur. Prior to the change, we recognized forfeitures based on the estimated number of awards expected to vest. As allowed, we elected to adopt retrospectively the amendment requiring that excess tax benefits (shortfalls) be reported in cash flows from operating activities in our consolidated statements of cash flows. The adoption of the amendments contained in ASU No. 2016-09 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services. The new standard must be adopted using either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. In connection with the adoption of ASU No. 2014-09, we expect to change our classification of deferred revenue and product cost in connection with certain sales of salon equipment to customers. We are in the process of designing changes to our processes and controls to ensure the timely identification of new revenue streams that may affect our revenue recognition processes in the future. We are also assessing the disclosure requirements contained in the new standard and anticipate being compliant with the additional disclosures about our revenue recognition practices required by the new standard. We have not yet selected a transition method. We have not yet adopted this accounting pronouncement and we do not believe, based on our assessment, that adoption will have a material effect on our consolidated results of operations and consolidated financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require most leases to be reported on the balance sheet as a right-of-use asset and a lease liability. Under the new guidance, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under prior rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have not yet adopted this accounting pronouncement. We have completed a preliminary assessment of the potential impact of adopting ASU No. 2016-02 on our consolidated financial statements. At March 31, 2018, adoption of ASU No. 2016-02 would have resulted in recognition of a right-of-use asset in the estimated amount of approximately $600.0 million and a lease liability for a similar amount in our consolidated balance sheet. We do not believe adoption of ASU No. 2016-02 will have a material impact on our consolidated results of operations or consolidated cash flows. The amount of the right-of-use asset and the lease liability we ultimately recognize may materially differ from this preliminary estimate, including as a result of future organic growth in our business, changes in interest rates, and potential acquisitions.

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

Consistent with this hierarchy, we categorize our financial assets and liabilities as follows (in thousands):

	As of March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts	$340	$—	$340	$—
Interest rate caps	7,299	—	7,299	—
Total assets	$7,639	$—	$7,639	$—
Liabilities
Long-term debt	$1,866,277	$942,600	$923,677	$—
Total liabilities	$1,866,277	$942,600	$923,677	$—

	As of September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts	$779	$—	$779	$—
Interest rate caps	5,178	—	5,178	—
Total assets	$5,957	$—	$5,957	$—
Liabilities
Long-term debt	$1,919,930	$973,750	$946,180	$—
Foreign exchange contracts	207	—	207	—
Total liabilities	$1,920,137	$973,750	$946,387	$—

Long-term debt, including current maturities and borrowings under the asset-based senior secured loan facility (the “ABL facility”), if any, is carried in our consolidated financial statements at amortized cost of $1,874.7 million at March 31, 2018 and $1,887.4 million at September 30, 2017, before unamortized debt issuance costs of $18.7 million at March 31, 2018 and $19.4 million at September 30, 2017. Our senior notes are valued for purposes of this disclosure above using unadjusted quoted market prices for such debt securities. Our term loan B is generally valued for purposes of this disclosure above using quoted market prices for similar debt securities in active markets. Other long-term debt (consisting primarily of borrowings under the ABL facility, if any, and capital lease obligations) is generally valued for purposes of this disclosure above using widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates.

5.   Accumulated Stockholders’ Deficit

In August 2017, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock over an approximate four-year period expiring on September 30, 2021 (the “2017 Share Repurchase Program”) and terminated our similar share repurchase program approved by our Board in 2014 (the “2014 Share Repurchase Program”). During the six months ended March 31, 2018 and 2017, we repurchased and subsequently retired approximately 6.7 million and 6.9 million shares of our common stock at an aggregate cost of $114.5 million and $168.9 million, excluding common stock surrendered by grantees to satisfy tax withholding obligations, under the 2017 Share Repurchase Program and the 2014 Share Repurchase Program, respectively. We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to our recording of such repurchases, we recorded the excess in accumulated deficit. We funded these share repurchases with cash from operations and borrowings under the ABL facility.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Total
Balance at September 30, 2017	$(80,752)	$(1,084)	$(81,836)
Other comprehensive income before reclassification, net of tax	10,182	1,507	11,689
Balance at March 31, 2018	$(70,570)	$423	$(70,147)

6.   Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net earnings	$61,371	$56,992	$144,635	$112,818
Weighted average basic shares	124,270	140,549	126,046	142,107
Dilutive securities:
Stock option and stock award programs	787	776	788	940
Weighted average diluted shares	125,057	141,325	126,834	143,047
Earnings per share:
Basic	$0.49	$0.41	$1.15	$0.79
Diluted	$0.49	$0.40	$1.14	$0.79

For the three and six months ended March 31, 2018, options to purchase 5.4 million shares of our common stock were outstanding but not included in our computations of diluted earnings per share, since these options were anti-dilutive. For the three and six months ended March 31, 2017 and, options to purchase 5.1 million shares and 3.3 million shares, respectively, of our common stock were outstanding but not included in the computations of diluted earnings per share, since these options were anti-dilutive. An anti-dilutive option is an option that is: (a) out-of-the-money (an option with an exercise price which is greater than the average price per share of our common stock during the period), and (b) in-the-money (an option with an exercise price which is less than the average price per share of our common stock during the period) for which the sum of assumed proceeds, including any unrecognized compensation expense related to such option, exceeds the average price per share for the period.

7.   Share-Based Payments

Performance-Based Awards

The following table presents a summary of the activity for our performance unit awards assuming 100% payout:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2017	197	$24.50	1.5
Granted	215	17.42
Vested	—	—
Forfeited	(37)	22.01
Unvested at March 31, 2018	375	$20.70	1.8

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Service-Based Awards

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2017	5,211	$24.12	5.6	$3,867
Granted	1,122	17.42
Exercised	(123)	9.02
Forfeited or expired	(549)	24.21
Outstanding at March 31, 2018	5,661	$23.11	5.9	$1,635
Exercisable at March 31, 2018	3,298	$23.97	4.4	$1,635

The following table presents a summary of the activity for our Restricted Stock Awards:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2017	125	$26.00	1.3
Granted	264	17.42
Vested	(29)	23.78
Forfeited	(18)	19.71
Unvested at March 31, 2018	342	$19.93	2.4

The following table presents a summary of the activity for our Restricted Stock Units:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2017	—	$—	—
Granted	72	17.42
Vested	—	—
Forfeited	(7)	17.42
Unvested at March 31, 2018	65	$17.42	0.5

8.   Goodwill and Intangible Assets

During the three months ended March 31, 2018, the Company completed its annual assessment for impairment of goodwill and other intangible assets. No material impairment losses were recognized in the current or prior periods presented in connection with the Company’s goodwill and other intangible assets.

For the three months ended March 31, 2018 and 2017, amortization expense related to other intangible assets was $2.7 million and $3.2 million, respectively, and, for the six months ended March 31, 2018 and 2017, amortization expense was $5.6 million and $6.8 million, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

9.   Short-term Borrowings and Long-term Debt

At March 31, 2018, we had $399.7 million available for borrowing under the ABL facility, including the Canadian sub-facility. At March 31, 2018, we were in compliance with the agreements and instruments governing our debt, including our financial covenants.

On March 27, 2018, we entered into an Amendment No. 1 with respect to our term loan B pursuant to which the interest rate spread on the variable-rate tranche of approximately $548.6 million was reduced by 25 basis points to 2.25%. In connection with this amendment, we incurred and capitalized financing costs of approximately $1.0 million. This amount is reported as a deduction from the term loan B and is being amortized over the term of the term loan B using the effective interest method. Additionally, we recorded a loss on extinguishment of debt in the amount of approximately $0.9 million, including as a result of certain creditors exiting the loan syndication.

10.    Derivative Instruments and Hedging Activities

During the six months ended March 31, 2018, we did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our term loan B. The interest rate caps expire on June 30, 2023 and are designated as cash flow hedges.

Non-designated Cash Flow Hedges

At March 31, 2018, we held foreign currency forward contracts with an aggregate notional amount of $71.0 million based upon exchange rates at March 31, 2018. These derivative instruments expire at various dates though September 30, 2018.

The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	March 31, 2018	September 30, 2017	Classification	March 31, 2018	September 30, 2017
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	$7,299	$5,178	N/A	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	340	779	Accrued liabilities	—	207
		$7,639	$5,957		$—	$207

The effects of our derivative financial instruments on our consolidated statements of earnings were not material for the three and six months ended March 31, 2018 and 2017.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In December 2017, the SEC provided guidance allowing registrants to record provisional amounts, during a specified measurement period, when the necessary information is not available, prepared or analyzed in reasonable detail to account for the impact of U.S. Tax Reform. Accordingly, we have reported the revaluation of deferred income taxes and the impact of the deemed repatriation on our consolidated interim financial statements based on provisional amounts. Specifically, in the six months ended March 31, 2018, we recognized a provisional income tax benefit of $33.6 million in connection with the revaluation of our deferred income tax assets and liabilities, and a provisional income tax charge of $11.4 million for federal and state income taxes, including $10.4 million payable beyond one year, related to accumulated but undistributed earnings of our foreign operations. In the three months ended March 31, 2018, no material changes to the provisional amounts occurred.

For the fiscal year ending September 30, 2018, our U.S. federal statutory tax rate is 24.5% and, for fiscal years after that, 21.0%. Among the factors that could affect the accuracy of our provisional amounts is uncertainty about the statutory tax rate applicable to our deferred income tax assets and liabilities, since the actual rate will be dependent on the timing of realization or settlement of such assets and liabilities. At March 31, 2018, we estimated the dates when such realization or settlement would occur. The actual dates when such realization or settlement occurs may be significantly different from our estimates, which could result in the ultimate revaluation of our deferred income taxes to be different from our provisional amounts. In addition, there is uncertainty about the impact of expected Internal Revenue Service (“IRS”) guidance intended to interpret the most complex provisions of U.S. Tax Reform. Our liability for federal and state income taxes applicable to undistributed earnings of our foreign operations may be materially different from our provisional amount as a result of such future IRS guidance and interpretation and in connection with estimates related to the amount of undistributed foreign earnings and cash balances.

Effective for fiscal years beginning after December 31, 2017, U.S. Tax Reform subjects taxpayers to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. In January 2018, FASB Staff provided guidance that an entity can make an accounting policy election to either recognize deferred taxes related to items giving rise to GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the uncertainty about the impact of expected IRS guidance related to the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy.

We are currently assessing the potential additional impact of U.S. Tax Reform on our business and consolidated financial statements, and expect to complete such assessment on or before September 30, 2018.

The difference between our U.S. federal statutory income tax rate and our effective income tax rate is summarized below:

	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
U.S. federal statutory income tax rate	24.5%	24.5%
State income taxes, net of federal tax benefit	3.0	3.1
Effect of foreign operations	1.0	0.9
Deferred tax revaluation	—	(19.6)
Deemed repatriation tax	—	6.7
Other, net	—	0.3
Effective tax rate	28.5%	15.9%

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

The accounting policies of both of our reportable segments are the same as described in the summary of significant accounting policies contained in Note 2 of the “Notes to Consolidated Financial Statements” in “Item 8 - Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Sales between segments, which are eliminated in consolidation, were not material during the three and six months ended March 31, 2018 and 2017.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Segment data for the three and six months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net sales:
SBS	$580,114	$575,994	$1,165,689	$1,165,853
BSG	395,207	390,476	804,597	800,227
Total	$975,321	$966,470	$1,970,286	$1,966,080
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$90,328	$96,839	$176,922	$189,365
BSG	59,949	62,703	124,514	126,303
Segment operating earnings	150,277	159,542	301,436	315,668
Unallocated expenses	(32,416)	(31,293)	(68,233)	(69,962)
Restructuring charges	(6,759)	(9,211)	(11,969)	(9,211)
Consolidated operating earnings	111,102	119,038	221,234	236,495
Interest expense	(25,262)	(26,848)	(49,277)	(53,646)
Earnings before provision for income taxes	$85,840	$92,190	$171,957	$182,849

13.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2018 and September 30, 2017, the related condensed consolidating statements of earnings and comprehensive income for the three and six months ended March 31, 2018 and 2017, and the condensed consolidating statements of cash flows for the six months ended March 31, 2018 and 2017 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings and Sally Capital Inc. (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a condensed consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$28,211	$39,835	$—	$68,056
Trade and other accounts receivable, net	—	—	63,931	34,824	—	98,755
Due from affiliates	—	—	2,448,961	—	(2,448,961)	—
Inventory	—	—	697,786	237,251	—	935,037
Other current assets	7,750	505	26,711	17,347	—	52,313
Property and equipment, net	10	—	219,104	81,018	—	300,132
Investment in subsidiaries	1,271,522	3,912,786	386,703	—	(5,571,011)	—
Goodwill and other intangible assets, net	—	—	463,587	158,391	—	621,978
Other assets	1,050	10,335	(7,859)	20,353	—	23,879
Total assets	$1,280,332	$3,923,636	$4,327,135	$589,019	$(8,019,972)	$2,100,150
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$59	$1	$223,727	$66,182	$—	$289,969
Due to affiliates	1,584,758	775,062	—	89,141	(2,448,961)	—
Accrued liabilities	279	19,431	112,026	36,338	—	168,074
Income taxes payable	—	1,764	—	(187)	—	1,577
Long-term debt	—	1,854,904	4	1,141	—	1,856,049
Other liabilities	10,371	—	18,571	4,404	—	33,346
Deferred income tax liabilities, net	(106)	952	60,021	5,297	—	66,164
Total liabilities	1,595,361	2,652,114	414,349	202,316	(2,448,961)	2,415,179
Total stockholders’ (deficit) equity	(315,029)	1,271,522	3,912,786	386,703	(5,571,011)	(315,029)
Total liabilities and stockholders’ (deficit) equity	$1,280,332	$3,923,636	$4,327,135	$589,019	$(8,019,972)	$2,100,150

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended March 31, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$786,743	$188,578	$—	$975,321
Related party sales	—	—	631	—	(631)	—
Cost of products sold and distribution expenses	—	—	390,891	98,739	(631)	488,999
Gross profit	—	—	396,483	89,839	—	486,322
Selling, general and administrative expenses	2,859	602	279,435	85,565	—	368,461
Restructuring charges	—	—	6,759	—	—	6,759
Operating earnings (loss)	(2,859)	(602)	110,289	4,274	—	111,102
Interest expense (income)	—	25,293	(3)	(28)	—	25,262
Earnings (loss) before provision for income taxes	(2,859)	(25,895)	110,292	4,302	—	85,840
Provision (benefit) for income taxes	(828)	(7,499)	30,758	2,038	—	24,469
Equity in earnings of subsidiaries, net of tax	63,402	81,798	2,264	—	(147,464)	—
Net earnings	61,371	63,402	81,798	2,264	(147,464)	61,371
Other comprehensive income, net of tax	—	2,310	—	10,437	—	12,747
Total comprehensive income	$61,371	$65,712	$81,798	$12,701	$(147,464)	$74,118

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended March 31, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$798,631	$167,839	$—	$966,470
Related party sales	—	—	595	—	(595)	—
Cost of products sold and distribution expenses	—	—	391,398	87,561	(595)	478,364
Gross profit	—	—	407,828	80,278	—	488,106
Selling, general and administrative expenses	2,823	194	277,634	79,206	—	359,857
Restructuring charges	—	—	9,211	—	—	9,211
Operating earnings (loss)	(2,823)	(194)	120,983	1,072	—	119,038
Interest expense (income)	—	26,859	—	(11)	—	26,848
Earnings (loss) before provision for income taxes	(2,823)	(27,053)	120,983	1,083	—	92,190
Provision (benefit) for income taxes	(1,097)	(10,507)	45,799	1,003	—	35,198
Equity in earnings of subsidiaries, net of tax	58,718	75,264	80	—	(134,062)	—
Net earnings	56,992	58,718	75,264	80	(134,062)	56,992
Other comprehensive income, net of tax	—	—	—	8,026	—	8,026
Total comprehensive income	$56,992	$58,718	$75,264	$8,106	$(134,062)	$65,018

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income

Six Months Ended March 31, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$1,583,275	$387,011	$—	$1,970,286
Related party sales	—	—	1,077	—	(1,077)	—
Cost of products sold and distribution expenses	—	—	794,701	203,711	(1,077)	997,335
Gross profit	—	—	789,651	183,300	—	972,951
Selling, general and administrative expenses	5,465	781	563,902	169,600	—	739,748
Restructuring charges	—	—	11,969	—	—	11,969
Operating earnings (loss)	(5,465)	(781)	213,780	13,700	—	221,234
Interest expense (income)	—	49,307	(3)	(27)	—	49,277
Earnings (loss) before provision for income taxes	(5,465)	(50,088)	213,783	13,727	—	171,957
Provision (benefit) for income taxes	(1,079)	(14,424)	22,843	19,982	—	27,322
Equity in earnings of subsidiaries, net of tax	149,021	184,685	(6,255)	—	(327,451)	—
Net earnings	144,635	149,021	184,685	(6,255)	(327,451)	144,635
Other comprehensive income, net of tax	—	1,507	—	10,182	—	11,689
Total comprehensive income	$144,635	$150,528	$184,685	$3,927	$(327,451)	$156,324

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income

Six Months Ended March 31, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$1,614,682	$351,398	$—	$1,966,080
Related party sales	—	—	1,343	—	(1,343)	—
Cost of products sold and distribution expenses	—	—	802,721	184,888	(1,343)	986,266
Gross profit	—	—	813,304	166,510	—	979,814
Selling, general and administrative expenses	5,372	331	574,358	154,047	—	734,108
Restructuring charges	—	—	9,211	—	—	9,211
Operating earnings (loss)	(5,372)	(331)	229,735	12,463	—	236,495
Interest expense (income)	—	53,608	(1)	39	—	53,646
Earnings (loss) before provision for income taxes	(5,372)	(53,939)	229,736	12,424	—	182,849
Provision (benefit) for income taxes	(2,087)	(20,950)	87,798	5,270	—	70,031
Equity in earnings of subsidiaries, net of tax	116,103	149,092	7,154	—	(272,349)	—
Net earnings	112,818	116,103	149,092	7,154	(272,349)	112,818
Other comprehensive loss, net of tax	—	—	—	(10,642)	—	(10,642)
Total comprehensive income (loss)	$112,818	$116,103	$149,092	$(3,488)	$(272,349)	$102,176

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended March 31, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$16,313	$(33,119)	$197,800	$(1,544)	$—	$179,450
Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(32,092)	(6,587)	—	(38,679)
Acquisitions, net of cash acquired	—	—	—	(9,175)	—	(9,175)
Due from affiliates	—	—	(159,590)	—	159,590	—
Net cash used by investing activities	—	—	(191,682)	(15,762)	159,590	(47,854)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	246,814	5	—	—	246,819
Repayments of long-term debt	—	(259,750)	(2)	(390)	—	(260,142)
Debt issuance costs	—	(1,151)	—	—	—	(1,151)
Repurchases of common stock	(114,699)	—	—	—	—	(114,699)
Proceeds from exercises of stock options	1,112	—	—	—	—	1,112
Due to affiliates	97,274	47,206	—	15,110	(159,590)	—
Net cash (used) provided by financing activities	(16,313)	33,119	3	14,720	(159,590)	(128,061)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	762	—	762
Net increase in cash and cash equivalents	—	—	6,121	(1,824)	—	4,297
Cash and cash equivalents, beginning of period	—	10	22,090	41,659	—	63,759
Cash and cash equivalents, end of period	$—	$10	$28,211	$39,835	$—	$68,056

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended March 31, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$15,974	$(28,849)	$171,472	$810	$—	$159,407
Cash Flows from Investing Activities:
Payments for property and equipment, net	(8)	—	(37,174)	(12,138)	—	(49,320)
Due from affiliates	—	—	(143,226)	—	143,226	—
Net cash used by investing activities	(8)	—	(180,400)	(12,138)	143,226	(49,320)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	136,000	—	—	—	136,000
Repayments of long-term debt	—	(130,500)	(9)	(335)	—	(130,844)
Repurchases of common stock	(169,144)	—	—	—	—	(169,144)
Proceeds from exercises of stock options	16,683	—	—	—	—	16,683
Due to affiliates	136,495	(5,013)	—	11,744	(143,226)	—
Net cash (used) provided by financing activities	(15,966)	487	(9)	11,409	(143,226)	(147,305)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(285)	—	(285)
Net decrease in cash and cash equivalents	—	(28,362)	(8,937)	(204)	—	(37,503)
Cash and cash equivalents, beginning of period	—	28,372	22,368	35,882	—	86,622
Cash and cash equivalents, end of period	$—	$10	$13,431	$35,678	$—	$49,119

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

The liability related to the 2017 Restructuring Plan, which is included in accrued liabilities in our consolidated balance sheets, is as follows (in thousands):

Restructuring Activity	Liability at September 30, 2017	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at March 31, 2018
Workforce reductions	$1,860	$—	$1,221	$312	$327
Facility closures	1,747	—	844	—	903
Other	235	—	235	—	—
Total	$3,842	$—	$2,300	$312	$1,230

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

The liability related to the 2018 Restructuring Plan, which is included in accrued liabilities in our consolidated balance sheets, is as follows (in thousands):

Restructuring Activity	Liability at September 30, 2017	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at March 31, 2018
Workforce reductions	$—	$6,272	$6,143	$—	$129
Consulting	—	2,891	2,761	—	130
Other	—	2,806	2,752	—	54
Total	$—	$11,969	$11,656	$—	$313

Expenses incurred in the six months ended March 31, 2018 represent costs incurred by SBS ($8.1 million) and corporate ($3.8 million).

In April 2018, we announced an expansion of the 2018 Restructuring Plan that contains cost reduction initiatives designed to help fund important long-term growth initiatives. The expansion to the 2018 Restructuring Plan includes headcount reductions primarily at our corporate headquarters in Denton, Texas. We estimate that we will incur total charges in connection with the expanded 2018 Restructuring Plan of approximately $28 million to $30 million related primarily to employee separation costs and third-party consulting. We anticipate the remaining costs to be incurred in the second half of 2018 and substantially completing the 2018 Restructuring Plan in fiscal year 2018.

15.   Commitments and Contingencies

During the fiscal year 2014 and 2015, we disclosed that we had experienced data security incidents (together, the “data security incidents”). The costs that we have incurred to date in connection with these data security incidents include assessments by payment card networks, professional advisory fees and legal fees relating to investigating and remediating the data security incidents. In the fiscal year 2017, we entered into agreements pursuant to which all existing claims and assessments by certain payment card networks were settled. We cannot provide any assurances regarding whether assessments by other payment card networks with which we conduct business will be received.

We expect to incur additional costs and expenses related to the data security incidents in the future. These costs and expenses may result from potential additional liabilities to other payment card networks, governmental or third party investigations, proceedings or litigation, and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. While we do not anticipate these additional costs and expenses or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs and expenses could be significant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, including the Risk Factors section, and information contained elsewhere in this Quarterly Report, including the condensed consolidated interim financial statements and condensed notes to those financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements,” included at the beginning of this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Highlights for the Three Months Ended March 31, 2018:

•	Consolidated net sales for the three months ended March 31, 2018, increased $8.9 million, or 0.9%, to $975.3 million, compared to the three months ended March 31, 2017;
•	Consolidated net sales from company-operated stores that have been open for 14 months or longer, which we refer to as same store sales, decreased 1.4% for the three months ended March 31, 2018;
•

Consolidated gross profit for the three months ended March 31, 2018 decreased $1.8 million, or 0.4%, to $486.3 million compared to the three months ended March 31, 2017. Gross margin decreased 60 basis points to 49.9% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017;

•

During the three months ended March 31, 2018, we incurred approximately $6.8 million in expenses, including severance and related expenses of $2.0 million, consulting expenses of $2.9 million and other costs of $1.9 million, in connection with the 2018 Restructuring Plan;

•

Consolidated operating earnings for the three months ended March 31, 2018 decreased $7.9 million, or 6.7%, to $111.1 million compared to the three months ended March 31, 2017. Operating margin decreased 90 basis points to 11.4% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017;

•

Consolidated net earnings increased $4.4 million, or 7.7%, to $61.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. As a percentage of net sales, net earnings increased 40 basis points to 6.3% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017;

•	Diluted earnings per share for the three months ended March 31, 2018, were $0.49, compared to $0.40 for the three months ended March 31, 2017;
•	Cash provided by operations was $75.2 million for the three months ended March 31, 2018, compared to $69.6 million for the three months ended March 31, 2017;
•	During the three months ended March 31, 2018, we repurchased and subsequently retired approximately 2.9 million shares of our common stock at an aggregate cost of approximately $50.1 million; and
•

On March 27, 2018, we entered into an Amendment No. 1 with respect to our term loan B. Pursuant to that amendment, the interest rate spread on the variable-rate tranche of approximately $548.6 million was reduced by 25 basis points to 2.25%.

Overview

Description of Business

We operate through two reportable segments: Sally Beauty Supply (“SBS”) and Beauty Systems Group (“BSG”). We believe we are the largest open-line distributor of professional beauty supplies in the U.S. based on store count. As of March 31, 2018, through SBS and BSG, we had 4,993 company-operated stores and supplied 182 franchised stores in North America and select South American and European countries. Within BSG, we also have one of the largest networks of distributor sales consultants for professional beauty products in North America. We offer a wide variety of leading third-party branded and exclusive-label professional beauty supplies, including hair color products, hair care products, styling tools, skin and nail care products and other beauty items. SBS targets retail consumers and salon professionals, while BSG exclusively targets salons and salon professionals. Neither the sales nor the product assortment for SBS or BSG are generally seasonal in nature.

Restructuring Plans

During the six months ended March 31, 2018, we recognized restructuring charges of approximately $12.0 million in connection with the 2018 Restructuring Plan, including severance and related expenses of approximately $6.3 million, consulting expenses of $2.9 million and expenses related to other cost-reduction initiatives of $2.8 million. We anticipate substantially completing the 2018 Restructuring Plan in fiscal year 2018. We expect to realize annualized pre-tax benefits in the range of $26 million to $29 million from the 2018 Restructuring Plan, with estimated benefits in the range of $14 million to $15 million to be realized in fiscal year 2018. The Company has noted that a substantial portion of these benefits are expected to be invested in various initiatives to help drive long-term growth. See Note 14 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

U.S. Tax Reform

On December 22, 2017, the U.S. enacted comprehensive amendments to the Internal Revenue Code of 1986 (“U.S. Tax Reform”). See Note 11 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impact of the U.S. Tax Reform on our financial statements.

Data Security Incidents

As previously disclosed, we experienced data security incidents during fiscal year 2014 and 2015 (together, the “data security incidents”). Prior to fiscal year 2017, we had recognized $22.7 million of expenses in connection with these data security incidents. In the fiscal year 2017, we settled prior assessments by two payment card networks for $9.3 million. We expect to incur additional costs and expenses related to the data security incidents in future periods. These costs and expenses may result from potential additional liabilities to other payment card networks, governmental or third party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. As of March 31, 2018, the scope of these additional costs and expenses, or a range thereof, beyond amounts management has determined to be probable, cannot be reasonably estimated and, while we do not anticipate these additional costs and expenses or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs and expenses could be significant.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
Net sales:
SBS	$580,114	$575,994	$4,120	0.7%	$1,165,689	$1,165,853	$(164)	0.0%
BSG	395,207	390,476	4,731	1.2%	804,597	800,227	4,370	0.5%
Consolidated	$975,321	$966,470	$8,851	0.9%	$1,970,286	$1,966,080	$4,206	0.2%

Gross profit:
SBS	$322,565	$324,438	$(1,873)	(0.6)%	$642,351	$648,622	$(6,271)	(1.0)%
BSG	163,757	163,668	89	0.1%	330,600	331,192	(592)	(0.2)%
Consolidated	$486,322	$488,106	$(1,784)	(0.4)%	$972,951	$979,814	$(6,863)	(0.7)%

Segment gross margin:
SBS	55.6%	56.3%	(70)	bps	55.1%	55.6%	(50)	bps
BSG	41.4%	41.9%	(50)	bps	41.1%	41.4%	(30)	bps
Consolidated	49.9%	50.5%	(60)	bps	49.4%	49.8%	(40)	bps

Selling, general and administrative expenses	$368,461	$359,857	$8,604	2.4%	$739,748	$734,108	$5,640	0.8%
Restructuring charges	$6,759	$9,211	$(2,452)	(26.6)%	$11,969	$9,211	$2,758	29.9%

Operating earnings:
Segment operating earnings:
SBS	$90,328	$96,839	$(6,511)	(6.7)%	$176,922	$189,365	$(12,443)	(6.6)%
BSG	59,949	62,703	(2,754)	(4.4)%	124,514	126,303	(1,789)	(1.4)%
Segment operating earnings	150,277	159,542	(9,265)	(5.8)%	301,436	315,668	(14,232)	(4.5)%
Unallocated expenses and restructuring charges (a)	(39,175)	(40,504)	(1,329)	(3.3)%	(80,202)	(79,173)	1,029	1.3%
Consolidated operating earnings	$111,102	$119,038	$(7,936)	(6.7)%	$221,234	$236,495	$(15,261)	(6.5)%

Segment operating margin:
SBS	15.6%	16.8%	(120)	bps	15.2%	16.2%	(100)	bps
BSG	15.2%	16.1%	(90)	bps	15.5%	15.8%	(30)	bps
Consolidated	11.4%	12.3%	(90)	bps	11.2%	12.0%	(80)	bps

Number of stores at end-of-period (including franchises):
SBS					3,782	3,838	(56)	(1.5)%
BSG					1,393	1,346	47	3.5%
Consolidated					5,175	5,184	(9)	(0.2)%
Same store sales growth (decline) (b)
SBS	(1.6)%	(2.4)%	80	bps	(2.1)%	(1.5)%	(60)	bps
BSG	(1.2)%	(1.2)%	—	bps	(1.2)%	0.7%	(190)	bps
Consolidated	(1.4)%	(2.0)%	60	bps	(1.8)%	(0.8)%	(100)	bps

(a)

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. Restructuring charges relate to the 2018 Restructuring Plan and the 2017 Restructuring Plan.

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

Results of Operations

The Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Net Sales

Consolidated. Consolidated net sales increased $8.9 million, or 0.9% for the three months ended March 31, 2018. Consolidated net sales for the three months ended March 31, 2018, include a positive impact from changes in foreign currency exchange rates of $16.7 million, or 1.7% of consolidated net sales.

SBS. Net sales for SBS increased $4.1 million, or 0.7%, for the three months ended March 31, 2018. Net sales for SBS for the three months ended March 31, 2018, were driven by a positive impact from changes in foreign currency exchange rates of approximately $15.2 million, partially offset by a decrease in SBS same store sales of approximately $8.7 million. Net sales from other sales channels, which include sales from new company-operated stores and our non-store channels (which include catalog and internet sales of our Sinelco Group subsidiaries), in the aggregate, decreased approximately $2.4 million.

The increase in SBS’s net sales also reflects a positive impact from an increase in average unit prices, resulting primarily from selective price increases in certain geographical areas of the U.S. and a change in product mix (to higher-priced products) resulting from shifts in customer preferences, offset partially by lower unit volume, including as a result of lower customer traffic primarily in the U.S.

BSG. Net sales for BSG increased $4.7 million, or 1.2%, for the three months ended March 31, 2018. BSG’s net sales for the three months ended March 31, 2018, were driven by incremental sales from businesses acquired in the preceding 12 months of approximately $6.3 million and a positive impact from changes in foreign currency exchange rates of approximately $1.5 million, partially offset by a decrease in BSG same store sales of approximately $3.0 million. Net sales from other sales channels, which include sales from new company-operated stores, sales to our franchisees and sales by our distributor sales consultants, in the aggregate, decreased approximately $0.1 million.

The increase in BSG’s net sales also reflects an increase in average unit prices (resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months), partially offset by a decrease in unit volume (notwithstanding the impact of incremental sales from 46 company-operated stores opened or acquired during the last 12 months).

Gross Profit

Consolidated. Consolidated gross profit decreased $1.8 million, or 0.4%, for the three months ended March 31, 2018 due primarily to lower gross margins in both reportable segments, as more fully described below, partially offset by higher net sales in both reportable segments. Consolidated gross margin decreased 60 basis points to 49.9% for the three months ended March 31, 2018.

SBS. SBS’s gross profit decreased $1.9 million, or 0.6%, for the three months ended March 31, 2018 primarily as a result of a lower gross margin, partially offset by higher net sales. SBS’s gross margin decreased 70 basis points to 55.6% for the three months ended March 31, 2018. This decrease reflects a change in geographic sales mix, as a result of lower-margin non-U.S. sales making up a greater portion of total segment sales, increased promotional activity and coupon redemptions and the net impact of prior year price increases offset by selective price reductions in the three months ended March 31, 2018.

BSG. BSG’s gross profit was essentially flat for the three months ended March 31, 2018 primarily as a result of a lower gross margin, offset by higher net sales. BSG’s gross margin decreased 50 basis points to 41.4% for of the three months ended March 31, 2018 primarily as a result from a shift in product mix (to lower-margin product lines) and lower vendor allowances.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses increased $8.6 million, or 2.4%, for the three months ended March 31, 2018 primarily as a result of higher compensation and compensation-related expenses and higher rent expense, as discussed below. Consolidated selling, general and administrative expenses, as a percentage of net sales, increased 60 bps to 37.8% for the three months ended March 31, 2018.

SBS. SBS’s selling and general and administrative expenses increased $4.6 million, or 2.0%, for the three months ended March 31, 2018. This increase reflects higher compensation and compensation-related expenses of $1.9 million (including the impact of wage increases for sales staff at existing stores), higher rent expense of $1.9 million and higher advertising expense of $1.1 million.

BSG. BSG’s selling and general and administrative expenses increased $2.8 million, or 2.7%, for the three months ended March 31, 2018 primarily as a result of the incremental operating expenses associated with 46 net additional company-operated stores (including 21 stores acquired in December 2017). In addition, the increase reflects higher compensation and compensation-related expenses of $2.1 million (including the impact of wage increases for sales staff at existing stores) and higher rent expense of $1.3 million, including the impact of the net additional company-operated stores.

Unallocated Selling, General and Administrative Expenses. Unallocated selling, general and administrative expenses, which represent certain corporate costs (such as payroll, share-based compensation, employee benefits and travel expense for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our reporting segments, increased $1.1 million, or 3.6%, for the three months ended March 31, 2018. This increase includes higher expenses related to upgrades to our information technology systems of $1.3 million.

Restructuring Charges

Restructuring charges decreased $2.5 million for the three months ended March 31, 2018. During three months ended March 31, 2018, we incurred restructuring charges of approximately $6.8 million in connection with the 2018 Restructuring Plan, including severance and related expenses of $2.0 million, consulting expenses of $2.9 million and other costs of $1.9 million. During three months ended March 31, 2017, we incurred restructuring charges of approximately $9.2 million in connection with the 2017 Restructuring Plan, including severance and related expenses of $8.5 million and other costs of $0.7 million. See Note 14 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

Interest expense decreased $1.6 million to $25.3 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily from our redemption of certain senior notes in July 2017 with the proceeds from a new term loan B with lower interest rates. This decrease was partially offset by a loss on extinguishment of debt of approximately $0.9 million resulting from repricing of the variable-rate tranche of the term loan B. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The provision for income taxes was $24.5 million and $35.2 million resulting in an effective tax rate of 28.5% and 38.2%, for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate was due primarily to the impact of the U.S. Tax Reform. See Note 11 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impact of the U.S. Tax Reform on our financial statements.

Net Earnings and Diluted Earnings per Share

As a result of the foregoing, consolidated net earnings increased $4.4 million, or 7.7%, to $61.4 million for the three months ended March 31, 2018. Diluted earnings per share for the three months ended March 31, 2018 were $0.49 compared to $0.40 for the three months ended March 31, 2017.

The Six Months Ended March 31, 2018 compared to the Six Months Ended March 31, 2017

Net Sales

Consolidated. Consolidated net sales increased $4.2 million, or 0.2% for the six months ended March 31, 2018. Consolidated net sales for the six months ended March 31, 2018, include a positive impact from changes in foreign currency exchange rates of $28.5 million, or 1.4% of consolidated net sales.

SBS. Net sales for SBS were essentially flat for the six months ended March 31, 2018, compared to the six months ended March 31, 2017. Net sales for SBS for the six months ended March 31, 2018, reflect a positive impact from changes in foreign currency exchange rates of approximately $25.5 million, partially offset by a decrease in SBS same store sales of approximately $23.5 million. In addition, net sales from other sales channels, which include sales from new company-operated stores and our non-store channels, in the aggregate, decreased approximately $2.2 million.

The decrease in SBS’s net sales also reflects lower unit volume, partially offset by an increase in average unit prices, resulting primarily from selective price increases in certain geographical areas of the U.S. and a change in product mix (to higher-priced products) resulting from shifts in customer preferences.

BSG. Net sales for BSG increased $4.4 million, or 0.5%, for the six months ended March 31, 2018. BSG’s net sales for the six months ended March 31, 2018, were driven by incremental sales from businesses acquired in the preceding 12 months of approximately $8.4 million and  a positive impact from changes in foreign currency exchange rates of approximately $3.0 million, partially offset by a decrease in BSG same store sales of approximately $6.6 million. Net sales from other sales channels, which include sales from net company-operated stores, sales to our franchisees and sales by our distributor sales consultants, in the aggregate, decreased approximately $0.4 million.

The increase in BSG’s net sales also reflects an increase in average unit prices (resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months), partially offset by a decrease in unit volume (notwithstanding the impact of incremental sales from 46 company-operated stores opened or acquired during the last 12 months).

Gross Profit

Consolidated. Consolidated gross profit decreased $6.9 million, or 0.7%, for the six months ended March 31, 2018 due primarily to lower gross margins in both reportable segments, as more fully described below, partially offset by higher net sales in BSG. Consolidated gross margin decreased 40 basis points to 49.4% for the six months ended March 31, 2018.

SBS. SBS’s gross profit decreased $6.3 million, or 1.0%, for the six months ended March 31, 2018 primarily as a result of a lower gross margin. SBS’s gross margin decreased 50 basis points to 55.1% for the six months ended March 31, 2018. This decrease reflects a change in geographic sales mix, as a result of lower-margin non-U.S. sales making up a greater portion of total segment sales, increased promotional activity and the net impact of prior year price increases offset by selective price reductions in the six months ended March 31, 2018.

BSG. BSG’s gross profit decreased $0.6 million, or 0.2%, for the six months ended March 31, 2018 primarily as a result of a lower gross margin, partially offset by higher net sales. BSG’s gross margin decreased 30 basis points to 41.1% for of the six months ended March 31, 2018 primarily as a result of lower vendor allowances.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses increased $5.6 million, or 0.8%, for the six months ended March 31, 2018 primarily as a result of higher compensation and compensation-related expenses and higher rent expense, as discussed below. Consolidated selling, general and administrative expenses, as a percentage of net sales, increased 20 bps to 37.5% for the six months ended March 31, 2018.

SBS. SBS’s selling and general and administrative expenses increased $6.2 million, or 1.3%, for the six months ended March 31, 2018. This increase reflects higher compensation and compensation-related expenses of $4.8 million (including the impact of wage increases for sales staff at existing stores), higher rent expense of $3.3 million and higher depreciation of $1.6 million resulting from capital expenditures, mainly in connection with store refreshes and information technology upgrades made in the prior 12 months. These increases were partially offset by a reduction of estimated casualty losses of $1.7 million in connection with natural disasters that occurred in the fourth quarter of our fiscal year 2017 and lower advertising expense of $0.9 million.

BSG. BSG’s selling and general and administrative expenses increased $1.2 million, or 0.6%, for the six months ended March 31, 2018 primarily as a result of the incremental operating expenses associated with 46 net additional company-operated stores (including 21 stores acquired in December 2017). In addition, the increase reflects higher compensation and compensation-related expenses of $1.7 million (including the impact of wage increases for sales staff at existing stores).

Unallocated Selling, General and Administrative Expenses. Unallocated selling, general and administrative expenses decreased $1.7 million, or 2.5%, for the six months ended March 31, 2018. This decrease reflects lower corporate compensation and compensation-related expenses of $1.7 million.

Restructuring Charges

Restructuring charges increased $2.8 million for the six months ended March 31, 2018. During six months ended March 31, 2018, we incurred restructuring charges of approximately $12.0 million in connection with the 2018 Restructuring Plan, including severance and related expenses of approximately $6.3 million, consulting expenses of $2.9 million and other costs of $2.8 million. During six months ended March 31, 2017, we incurred restructuring charges of approximately $9.2 million in connection with the 2017 Restructuring Plan, including severance and related expenses of $8.5 million and other costs of $0.7 million. See Note 14 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

Interest expense decreased $4.4 million to $49.3 million for the six months ended March 31, 2018 primarily from our redemption of certain senior notes in July 2017 with the proceeds from a new term loan B with lower interest rates. The decrease was offset in part by incremental interest expense of $1.4 million in connection with additional borrowings under the ABL facility and a loss on extinguishment of debt of approximately $0.9 million resulting from repricing of the variable-rate tranche of the term loan B. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The provision for income taxes was $27.3 million and $70.0 million, resulting in an effective tax rate of 15.9% and 38.3%, for the six months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate was due primarily to the impact of the U.S. Tax Reform. More specifically, we recognized a provisional income tax benefit of $33.6 million resulting from the revaluation of our deferred income tax assets and liabilities and a provisional income tax charge of $11.4 million for federal and state income taxes applicable to accumulated but undistributed earnings of our foreign operations. See Note 11 of the Condensed Notes to Consolidated

Financial Statements included in Item 1 of this Quarterly Report for more information about the impact of the U.S. Tax Reform on our financial statements.

Net Earnings and Diluted Earnings per Share

As a result of the foregoing, consolidated net earnings increased $31.8 million, or 28.2%, to $144.6 million for the six months ended March 31, 2018. Diluted earnings per share for the six months ended March 31, 2018 were $1.14 compared to $0.79 for the six months ended March 31, 2017.

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

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures and share repurchases. Working capital (current assets less current liabilities) increased $38.8 million, to $608.3 million at March 31, 2018, compared to $569.5 million at September 30, 2017, resulting primarily from increases in cash and cash equivalents, accounts receivable and inventory and decreases in accounts payable and current maturities of long-term debt.

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

At March 31, 2018, cash and cash equivalents were $68.1 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet working capital requirements, fund share repurchases and potential acquisitions, and finance anticipated capital expenditures, including information technology upgrades and store openings, over the next 12 months.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. During the six months ended March 31, 2018, total borrowings outstanding have ranged from $74.5 million up to $134.5 million and the average daily balance outstanding was $106.2 million. During the six months ended March 31, 2018, the weighted average interest rate on our borrowings under the ABL facility was 3.1%. The amounts drawn are generally paid down with cash provided by our operating activities. As of March 31, 2018, Sally Holdings had $399.7 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

We are a holding company and do not have any material assets or operations other than ownership of equity interests in our subsidiaries. We depend on our subsidiaries, including Sally Holdings, to distribute funds to us so that we may pay our obligations and expenses. The ability of our subsidiaries to make such distributions will be subject to their operating results, cash requirements and financial condition and their compliance with relevant laws, and covenants and financial rations related to their existing or future indebtedness, including restricting Sally Holdings’ ability to pay dividends to us. The agreements and instruments governing the debt of Sally Holdings and its subsidiaries contain material limitations on their ability to pay dividends and other restricted payments to us which, in turn, constitute material limitations on our ability to pay dividends and other payments to our stockholders. If, as a consequence of these limitations, we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses.

Share Repurchase Programs

During the six months ended March 31, 2018 and 2017, we repurchased and subsequently retired approximately 6.7 million shares and 6.9 million shares of our common stock under Board approved share repurchase programs at an aggregate cost of $114.5 million and $168.9 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. As of March 31, 2018, we had authorization of approximately $885.5 million of additional potential share repurchases remaining under the 2017 Share Repurchase Program. We expect to continue to fund future share repurchases of our common stock, if any, with existing cash balances, funds generated by operations and funds available under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2018 increased $20.0 million to $179.5 million, compared to the six months ended March 31, 2017, mainly due to net changes in the components of working capital of $4.5 million and a favorable impact of $20.5 million on our provision for income taxes resulting primarily from a lower U.S. federal statutory tax rate, partially offset by a decrease in earnings before provision for income taxes.

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2018 decreased $1.5 million to $47.9 million, compared to the six months ended March 31, 2017. This decrease reflects lower capital expenditures of $10.6 million related primarily to fewer SBS store openings and a reduction in investments in information technology upgrades as projects were completed in the six months ended March 31, 2018, compared to the six months ended March 31, 2017, partially offset by cash used for acquisitions in the six months ended March 31, 2018 of $9.2 million.

Net Cash Used by Financing Activities

Net cash used by financing activities during the six months ended March 31, 2018 decreased $19.2 million to $128.1 million, compared to the six months ended March 31, 2017, due primarily to a decrease in cash paid for share repurchases of $54.4 million. This decrease was partially offset by lower net debt proceeds, primarily from repayments on the ABL facility and the term loan B, and by fewer proceeds from exercises of stock options of $15.6 million.

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

Long-Term Debt

At March 31, 2018, we had borrowings of $80.5 million outstanding under our ABL facility. In addition, we had $950.0 million of senior notes outstanding and a term loan B with an outstanding principal balance of $847.3 million. On March 27, 2018, we entered into an Amendment No. 1 with respect to our term loan B. Pursuant to that amendment, the interest rate spread on the variable-rate tranche of approximately $548.6 million was reduced by 25 basis points. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Long-term Debt” and Note 12 of the “Notes to Consolidated Financial Statements” in “Item 8. Financial Statements and Supplementary Data” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for more information about our debt obligations.

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

Capital Requirements

During the six months ended March 31, 2018, capital expenditures were approximately $31.8 million, including $1.4 million incurred but not paid at March 31, 2018.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2017.

Off-Balance Sheet Financing Arrangements

At March 31, 2018 and September 30, 2017, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of our business, and outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Quarterly Report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation.   The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this Quarterly Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, by our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2018, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in such Annual Report and herein are not the only risks facing our company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended March 31, 2018:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2018	965,969	$17.96	965,969	$918,171,599
February 1 through February 28, 2018	1,267,687	16.81	1,267,687	896,856,870
March 1 through March 31, 2018	665,403	17.12	665,403	885,462,282
Total this quarter	2,899,059	$17.27	2,899,059	$885,462,282

(1)

The table above does not include 1,699 shares of the Company’s common stock surrendered by grantees during the three months ended March 31, 2018 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

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

10.2	Amendment No. 1 dated March 27, 2018 to the Credit Agreement, date July 6, 2017, between the Borrowers and Lenders (as such terms are defined therein) and JPMorgan Chase Bank, N.A.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Christian A. Brickman*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Brently G. Baxter*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Brently G. Baxter*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 3, 2018

	By:	/s/ Brently G. Baxter
Brently G. Baxter
Group Vice President, Principal Accounting Officer, Controller and Interim Chief Financial Officer
For the Registrant and as its Principal Financial Officer