Form 10-Q
period 2018-06-30
Sally Beauty Holdings, Inc.
filed 2018-08-02
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2018

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

As of July 27, 2018, there were 120,140,854 shares of the issuer’s common stock outstanding.

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

•	products sold by us being found to be defective in labeling or content;
•	compliance with current laws and regulations or becoming subject to additional or more stringent laws and regulations;
•	the success of our e-commerce businesses;
•	diversion of professional products sold by Beauty Systems Group to mass retailers or other unauthorized resellers;
•	the operational and financial performance of our Armstrong McCall, L.P. franchise‑based business, which we refer to as Armstrong McCall;
•	successfully identifying acquisition candidates and successfully completing and integrating desirable acquisitions;
•	opening and operating new stores profitably;
•	the volume of traffic to our stores;
•	the challenges of conducting business outside the United States;
•	the impact of Britain’s separation from the European Union and related or other disruptive events in the United Kingdom, the European Union or other geographies in which we conduct business;
•	rising labor and rental costs;
•	protecting our intellectual property rights, particularly our trademarks;
•	the risk that our products may infringe on the intellectual property rights of others;
•	successfully updating and integrating our information technology systems;
•	disruption in our information technology systems;
•	a significant data security breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;
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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following condensed consolidated balance sheets as of June 30, 2018 and September 30, 2017, the condensed consolidated statements of earnings and condensed consolidated statements of comprehensive income for the three and nine months ended June 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2018 and 2017 are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	June 30, 2018	September 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,855	$63,759
Trade accounts receivable, net	48,682	46,986
Accounts receivable, other	45,903	45,255
Inventory	950,978	930,855
Other current assets	42,089	55,223
Total current assets	1,164,507	1,142,078
Property and equipment, net of accumulated depreciation of $593,545 at June 30, 2018 and $546,061 at September 30, 2017	296,614	313,717
Goodwill	536,111	537,791
Intangible assets, excluding goodwill, net of accumulated amortization of $130,057 at June 30, 2018 and $121,550 at September 30, 2017	75,738	80,305
Other assets	22,742	25,116
Total assets	$2,095,712	$2,099,007
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$68,992	$96,082
Accounts payable	310,488	307,752
Accrued liabilities	166,505	166,527
Income taxes payable	3,148	2,233
Total current liabilities	549,133	572,594
Long-term debt	1,769,314	1,771,853
Other liabilities	33,774	20,140
Deferred income tax liabilities, net	69,700	98,036
Total liabilities	2,421,921	2,462,623
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 120,226 and 129,710 shares issued and 119,882 and 129,585 shares outstanding at June 30, 2018 and September 30, 2017, respectively	1,199	1,296
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(235,401)	(283,076)
Accumulated other comprehensive loss, net of tax	(92,007)	(81,836)
Total stockholders’ deficit	(326,209)	(363,616)
Total liabilities and stockholders’ deficit	$2,095,712	$2,099,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$996,283	$998,043	$2,966,568	$2,964,122
Cost of goods sold	502,913	495,404	1,500,247	1,481,669
Gross profit	493,370	502,639	1,466,321	1,482,453
Selling, general and administrative expenses	378,598	367,247	1,118,345	1,101,355
Restructuring charges	12,544	5,054	24,513	14,265
Operating earnings	102,228	130,338	323,463	366,833
Interest expense	24,501	26,969	73,779	80,616
Earnings before provision for income taxes	77,727	103,369	249,684	286,217
Provision for income taxes	19,501	36,830	46,823	106,860
Net earnings	$58,226	$66,539	$202,861	$179,357
Earnings per share:
Basic	$0.48	$0.49	$1.63	$1.28
Diluted	$0.48	$0.49	$1.62	$1.28
Weighted average shares:
Basic	120,901	135,450	124,331	139,888
Diluted	121,673	136,159	125,111	140,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings	$58,226	$66,539	$202,861	$179,357
Other comprehensive income (loss):
Foreign currency translation adjustments	(22,168)	17,686	(11,986)	7,044
Interest rate caps:
Changes in fair value	434	—	2,555	—
Income taxes related to changes in fair value	(126)	—	(740)	—
Other comprehensive income (loss), net of tax	(21,860)	17,686	(10,171)	7,044
Total comprehensive income	$36,366	$84,225	$192,690	$186,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net earnings	$202,861	$179,357
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	81,428	83,972
Share-based compensation expense	8,237	8,590
Amortization of deferred financing costs	2,842	2,364
Loss on extinguishment of debt	876	—
Deferred income taxes	(25,132)	11,325
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(2,171)	90
Accounts receivable, other	(914)	(4,185)
Inventory	(24,119)	(36,221)
Other current assets	12,973	5,355
Other assets	341	622
Accounts payable and accrued liabilities	10,180	(26,685)
Income taxes payable	801	886
Other liabilities	13,727	(2,623)
Net cash provided by operating activities	281,930	222,847
Cash Flows from Investing Activities:
Payments for property and equipment, net	(62,171)	(66,529)
Acquisitions, net of cash acquired	(9,175)	—
Net cash used by investing activities	(71,346)	(66,529)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	369,319	296,500
Repayments of long-term debt	(401,222)	(215,519)
Debt issuance costs	(1,151)	—
Payments for common stock repurchased	(164,838)	(286,995)
Proceeds from exercises of stock options	1,317	16,941
Net cash used by financing activities	(196,575)	(189,073)
Effect of foreign exchange rate changes on cash and cash equivalents	(913)	233
Net increase (decrease) in cash and cash equivalents	13,096	(32,522)
Cash and cash equivalents, beginning of period	63,759	86,622
Cash and cash equivalents, end of period	$76,855	$54,100
Supplemental Cash Flow Information:
Interest paid	$83,344	$103,493
Income taxes paid	$53,559	$84,319
Capital expenditures incurred but not paid	$3,264	$1,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.   Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Sally Beauty Holdings, Inc. and its consolidated subsidiaries’ (“Sally Beauty” or the “Company” or “we”) Annual Report on Form 10-K for the fiscal year ended September 30, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of June 30, 2018 and September 30, 2017, our consolidated results of operations and consolidated comprehensive income for the three and nine months ended June 30, 2018 and 2017, and our consolidated cash flows for the nine months ended June 30, 2018 and 2017.

The condensed consolidated interim financial statements included herein have been prepared on a going concern basis of accounting. Each quarter, management evaluates, based on relevant conditions and events, our ability to continue as a going concern for at least one year from the date our financial statements are issued. Based on management’s assessment, we have concluded that there does not exist substantial doubt about our ability to continue as a going concern as of the date the condensed consolidated interim financial statements included herein were issued.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services. The new standard must be adopted using either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In connection with the adoption of ASU No. 2014-09, we expect to change our classification of deferred revenue and product cost in connection with certain sales of salon equipment to customers. We are in the process of designing changes to our processes and controls to ensure the timely identification of new revenue streams that may affect our revenue recognition processes in the future. We are also assessing the disclosure requirements contained in the new standard and anticipate being compliant with the additional disclosures about our revenue recognition practices required by the new standard. We anticipate electing the modified retrospective transition method upon adoption at October 1, 2018. We have not yet adopted this accounting pronouncement and we do not believe, based on our assessment, that adoption will have a material effect on our consolidated results of operations and consolidated financial position.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require most leases to be reported on the balance sheet as a right-of-use asset and a lease liability. Under the new guidance, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under prior rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We will adopted this pronouncement on October 1, 2019. We have completed a preliminary assessment of the potential impact of adopting ASU No. 2016-02 on our consolidated financial statements. At June 30, 2018, adoption of ASU No. 2016-02 would have resulted in recognition of a right-of-use asset in the estimated amount of approximately $600.0 million and a lease liability for a similar amount in our consolidated balance sheet. We do not believe adoption of ASU No. 2016-02 will have a material impact on our consolidated results of operations or consolidated cash flows. The amount of the right-of-use asset and the lease liability we ultimately recognize may materially differ from this preliminary estimate, including as a result of future organic growth in our business, changes in interest rates, and potential acquisitions.

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

4.   Fair Value Measurements

Fair value on recurring basis

Consistent with the three-level hierarchy defined in ASC Topic 820, Fair Value Measurement, as amended, we categorize our financial assets and liabilities as follows (in thousands):

		As of June 30, 2018	As of September 30, 2017
Assets
Foreign exchange contracts	Level 2	$183	$779
Interest rate caps	Level 2	7,734	5,178
Total assets		$7,917	$5,957

Liabilities
Foreign exchange contracts	Level 2	$—	$207

Other fair value disclosures

		As of June 30, 2018		As of September 30, 2017
		Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes	Level 1	$950,000	$889,115	$950,000	$973,750
Other long-term debt	Level 2	910,265	894,924	941,480	946,180
Total debt		$1,860,265	$1,784,039	$1,891,480	$1,919,930

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

5.   Accumulated Stockholders’ Deficit

In August 2017, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock over an approximate four-year period expiring on September 30, 2021 (the “2017 Share Repurchase Program”) and terminated our similar share repurchase program approved by our Board in 2014 (the “2014 Share Repurchase Program”). During the nine months ended June 30, 2018 and 2017, we repurchased and subsequently retired approximately 9.9 million and 13.1 million shares of our common stock at an aggregate cost of $164.6 million and $286.5 million, excluding common stock surrendered by grantees to satisfy tax withholding obligations, under the 2017 Share Repurchase Program and the 2014 Share Repurchase Program, respectively. We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to our recording of such repurchases, we recorded the excess in accumulated deficit.

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Total
Balance at September 30, 2017	$(80,752)	$(1,084)	$(81,836)
Other comprehensive (loss) income before reclassification, net of tax	(11,986)	1,815	(10,171)
Balance at June 30, 2018	$(92,738)	$731	$(92,007)

6.   Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$58,226	$66,539	$202,861	$179,357
Weighted average basic shares	120,901	135,450	124,331	139,888
Dilutive securities:
Stock option and stock award programs	772	709	780	746
Weighted average diluted shares	121,673	136,159	125,111	140,634
Earnings per share:
Basic	$0.48	$0.49	$1.63	$1.28
Diluted	$0.48	$0.49	$1.62	$1.28

For the three and nine months ended June 30, 2018, options to purchase 5.2 million shares of our common stock were outstanding but not included in our computations of diluted earnings per share, since these options were anti-dilutive. For the three and nine months ended June 30, 2017, options to purchase 4.8 million shares of our common stock were outstanding but not included in the computations of diluted earnings per share, since these options were anti-dilutive.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

7.   Share-Based Payments

Performance-Based Awards

The following table presents a summary of the activity for our performance unit awards assuming 100% payout:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2017	197	$24.50	1.5
Granted	215	17.42
Vested	—	—
Forfeited	(61)	20.60
Unvested at June 30, 2018	351	$20.86	1.5

Service-Based Awards

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2017	5,211	$24.12	5.6	$3,867
Granted	1,220	17.23
Exercised	(144)	9.14
Forfeited or expired	(819)	23.78
Outstanding at June 30, 2018	5,468	$23.03	5.7	$1,487
Exercisable at June 30, 2018	3,202	$24.06	4.0	$1,395

The following table presents a summary of the activity for our Restricted Stock Awards:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2017	125	$26.00	1.3
Granted	326	16.98
Vested	(50)	24.44
Forfeited	(56)	19.79
Unvested at June 30, 2018	345	$18.74	2.4

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the activity for our Restricted Stock Units:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2017	—	$—	—
Granted	74	17.34
Vested	—	—
Forfeited	(7)	17.42
Unvested at June 30, 2018	67	$17.34	0.2

8.   Goodwill and Intangible Assets

In December 2017, we acquired certain assets and business operations of H. Chalut Ltee (“Chalut”), a 21-store professional-only distributor of beauty supplies operating in Quebec, Canada, for $8.8 million, of which $5.5 million was allocated to goodwill.  During the three months ended June 30, 2018, we finalized our valuation of the Chalut acquisition and recognized a decrease in goodwill with a corresponding increase in intangible assets of $4.7 million.

During the three months ended March 31, 2018, we completed our annual assessment for impairment of goodwill and other intangible assets. No material impairment losses were recognized in the current or prior periods presented in connection with goodwill and other intangible assets.

For the three months ended June 30, 2018 and 2017, amortization expense related to other intangible assets was $3.2 million, and, for the nine months ended June 30, 2018 and 2017, amortization expense was $8.8 million and $9.9 million, respectively.

9.   Short-term Borrowings and Long-term Debt

At June 30, 2018, we had $417.8 million available for borrowing under the ABL facility, including the Canadian sub-facility. At June 30, 2018, we were in compliance with the agreements and instruments governing our debt, including our financial covenants.

On March 27, 2018, we entered into an Amendment No. 1 with respect to our term loan B pursuant to which the interest rate spread on the variable-rate tranche of approximately $548.6 million was reduced by 25 basis points to 2.25%. In connection with this amendment, we incurred and capitalized financing costs of approximately $1.0 million. This amount is reported as a deduction from the term loan B and is being amortized over the term of the term loan B using the effective interest method. Additionally, we recorded a loss on extinguishment of debt in the amount of approximately $0.9 million, including cost resulting from certain creditors exiting the loan syndication.

10.    Derivative Instruments and Hedging Activities

During the nine months ended June 30, 2018, we did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our term loan B. The interest rate caps expire on June 30, 2023 and are designated as cash flow hedges.

Non-designated Cash Flow Hedges

At June 30, 2018, we held foreign currency forward contracts with an aggregate notional amount of $50.2 million based upon exchange rates at June 30, 2018. These derivative instruments expire at various dates through September 30, 2018.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of our derivative financial instruments (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	June 30, 2018	September 30, 2017	Classification	June 30, 2018	September 30, 2017
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	$7,734	$5,178	N/A	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	183	779	Accrued liabilities	—	207
		$7,917	$5,957		$—	$207

The effects of our derivative financial instruments on our condensed consolidated statements of earnings were not material for the three and nine months ended June 30, 2018 and 2017.

11. Income Taxes

On December 22, 2017, the U.S. enacted comprehensive amendments to the Internal Revenue Code of 1986 (“U.S. Tax Reform”). Among other things, U.S. Tax Reform (a) reduces the federal statutory tax rate for corporate taxpayers, (b) provides for a deemed repatriation of undistributed foreign earnings by U.S. taxpayers and makes other fundamental changes on how foreign earnings will be taxed by the U.S. and (c) otherwise modifies corporate tax rules in significant ways. In accordance with ASC Topic 740, Income Taxes, entities must revalue their deferred income taxes considering the new tax rates and recognize any impact of the deemed repatriation of undistributed foreign earnings on their financial statements based on the enacted tax law.

In December 2017, the SEC provided guidance allowing registrants to record provisional amounts, during a specified measurement period, when the necessary information is not available, prepared or analyzed in reasonable detail to account for the impact of U.S. Tax Reform. Accordingly, we have reported the revaluation of deferred income taxes and the impact of the deemed repatriation on our consolidated interim financial statements based on provisional amounts. Specifically, in the nine months ended June 30, 2018, we recognized a provisional income tax benefit of $36.4 million in connection with the revaluation and income tax accounting method changes related to our deferred income tax assets and liabilities, and a provisional income tax charge of $11.4 million for federal and state income taxes, including $10.4 million payable beyond one year, related to accumulated but undistributed earnings of our foreign operations. In the three months ended June 30, 2018, we recognized a deferred income tax benefit of $2.7 million primarily in connection with income tax accounting method changes adopted for our federal income tax return for the fiscal year ended September 30, 2017.

For the fiscal year ending September 30, 2018, our U.S. federal statutory tax rate is 24.5% and, for fiscal years after that, 21.0%. Among the factors that could affect the accuracy of our provisional amounts is uncertainty about the statutory tax rate applicable to our deferred income tax assets and liabilities, since the actual rate will be dependent on the timing of realization or settlement of such assets and liabilities. At June 30, 2018, we estimated the dates when such realization or settlement would occur. The actual dates when such realization or settlement occurs may be significantly different from our estimates, which could result in the ultimate revaluation of our deferred income taxes to be different from our provisional amounts. In addition, there is uncertainty about the impact of expected Internal Revenue Service (“IRS”) guidance intended to interpret the most complex provisions of U.S. Tax Reform. Our liability for federal and state income taxes applicable to undistributed earnings of our foreign operations may be materially different from our provisional amount as a result of such future IRS guidance and interpretation and in connection with estimates related to the amount of undistributed foreign earnings and cash balances.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The difference between our U.S. federal statutory income tax rate and our effective income tax rate is summarized below:

	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
U.S. federal statutory income tax rate	24.5%	24.5%
State income taxes, net of federal tax benefit	2.9	3.1
Effect of foreign operations	1.0	1.0
Deferred tax revaluation, including adoption of income tax method changes	(3.5)	(14.6)
Deemed repatriation tax	—	4.6
Other, net	0.2	0.2
Effective tax rate	25.1%	18.8%

12.   Business Segments

Segment data for the three and nine months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net sales:
Sally Beauty Supply ("SBS")	$591,583	$594,880	$1,757,272	$1,760,732
Beauty Systems Group ("BSG")	404,700	403,163	1,209,296	1,203,390
Total	$996,283	$998,043	$2,966,568	$2,964,122
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$94,912	$104,880	$271,834	$294,245
BSG	62,039	67,327	186,553	193,630
Segment operating earnings	156,951	172,207	458,387	487,875
Unallocated expenses	(42,179)	(36,815)	(110,411)	(106,777)
Restructuring charges	(12,544)	(5,054)	(24,513)	(14,265)
Consolidated operating earnings	102,228	130,338	323,463	366,833
Interest expense	(24,501)	(26,969)	(73,779)	(80,616)
Earnings before provision for income taxes	$77,727	$103,369	$249,684	$286,217

Sales between segments, which are eliminated in consolidation, were not material during the three and nine months ended June 30, 2018 and 2017.

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

13.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

Condensed Consolidating Balance Sheet

June 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$27,386	$49,459	$—	$76,855
Trade and other accounts receivable, net	—	—	59,773	34,812	—	94,585
Due from affiliates	—	—	2,542,180	—	(2,542,180)	—
Inventory	—	—	720,360	230,618	—	950,978
Other current assets	2,755	267	24,741	14,326	—	42,089
Property and equipment, net	9	—	221,685	74,920	—	296,614
Investment in subsidiaries	1,309,860	3,968,488	371,610	—	(5,649,958)	—
Goodwill and other intangible assets, net	—	—	461,468	150,381	—	611,849
Other assets	1,050	10,683	(7,850)	18,859	—	22,742
Total assets	$1,313,674	$3,979,448	$4,421,353	$573,375	$(8,192,138)	$2,095,712
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$85	$—	$242,602	$67,801	$—	$310,488
Due to affiliates	1,627,792	823,046	—	91,342	(2,542,180)	—
Accrued liabilities	256	6,188	126,664	33,397	—	166,505
Income taxes payable	1,578	1,850	—	(280)	—	3,148
Long-term debt	—	1,837,416	2	888	—	1,838,306
Other liabilities	10,371	—	19,347	4,056	—	33,774
Deferred income tax liabilities, net	(199)	1,088	64,250	4,561	—	69,700
Total liabilities	1,639,883	2,669,588	452,865	201,765	(2,542,180)	2,421,921
Total stockholders’ (deficit) equity	(326,209)	1,309,860	3,968,488	371,610	(5,649,958)	(326,209)
Total liabilities and stockholders’ (deficit) equity	$1,313,674	$3,979,448	$4,421,353	$573,375	$(8,192,138)	$2,095,712

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

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended June 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$798,185	$198,098	$—	$996,283
Related party sales	—	—	639	—	(639)	—
Cost of products sold and distribution expenses	—	—	399,482	104,070	(639)	502,913
Gross profit	—	—	399,342	94,028	—	493,370
Selling, general and administrative expenses	2,777	367	292,178	83,276	—	378,598
Restructuring charges	—	—	12,544	—	—	12,544
Operating earnings (loss)	(2,777)	(367)	94,620	10,752	—	102,228
Interest expense (income)	—	24,510	2	(11)	—	24,501
Earnings (loss) before provision for income taxes	(2,777)	(24,877)	94,618	10,763	—	77,727
Provision (benefit) for income taxes	(804)	(7,206)	23,823	3,688	—	19,501
Equity in earnings of subsidiaries, net of tax	60,199	77,870	7,075	—	(145,144)	—
Net earnings	58,226	60,199	77,870	7,075	(145,144)	58,226
Other comprehensive income (loss), net of tax	—	308	—	(22,168)	—	(21,860)
Total comprehensive income (loss)	$58,226	$60,507	$77,870	$(15,093)	$(145,144)	$36,366

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended June 30, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$814,423	$183,620	$—	$998,043
Related party sales	—	—	648		(648)	—
Cost of products sold and distribution expenses	—	—	398,707	97,345	(648)	495,404
Gross profit	—	—	416,364	86,275	—	502,639
Selling, general and administrative expenses	2,726	81	285,433	79,007	—	367,247
Restructuring charges	—	—	5,054	—	—	5,054
Operating earnings (loss)	(2,726)	(81)	125,877	7,268	—	130,338
Interest expense (income)	—	26,952	(1)	18	—	26,969
Earnings (loss) before provision for income taxes	(2,726)	(27,033)	125,878	7,250	—	103,369
Provision (benefit) for income taxes	(1,058)	(10,500)	44,929	3,459		36,830
Equity in earnings of subsidiaries, net of tax	68,207	84,740	3,791	—	(156,738)	—
Net earnings	66,539	68,207	84,740	3,791	(156,738)	66,539
Other comprehensive income, net of tax	—	—	—	17,686		17,686
Total comprehensive income	$66,539	$68,207	$84,740	$21,477	$(156,738)	$84,225

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income

Nine Months Ended June 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,381,460	$585,108	$—	$2,966,568
Related party sales	—	—	1,716	—	(1,716)	—
Cost of products sold and distribution expenses	—	—	1,194,183	307,780	(1,716)	1,500,247
Gross profit	—	—	1,188,993	277,328	—	1,466,321
Selling, general and administrative expenses	8,242	1,148	856,080	252,875	—	1,118,345
Restructuring charges	—	—	24,513	—	—	24,513
Operating earnings (loss)	(8,242)	(1,148)	308,400	24,453	—	323,463
Interest expense (income)	—	73,817	(1)	(37)	—	73,779
Earnings (loss) before provision for income taxes	(8,242)	(74,965)	308,401	24,490	—	249,684
Provision (benefit) for income taxes	(1,883)	(21,630)	46,666	23,670	—	46,823
Equity in earnings of subsidiaries, net of tax	209,220	262,555	820	—	(472,595)	—
Net earnings	202,861	209,220	262,555	820	(472,595)	202,861
Other comprehensive income (loss), net of tax	—	1,815	—	(11,986)	—	(10,171)
Total comprehensive income (loss)	$202,861	$211,035	$262,555	$(11,166)	$(472,595)	$192,690

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Earnings and Comprehensive Income

Nine Months Ended June 30, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,429,104	$535,018	$—	$2,964,122
Related party sales	—	—	1,991		(1,991)	—
Cost of products sold and distribution expenses	—	—	1,201,427	282,233	(1,991)	1,481,669
Gross profit	—	—	1,229,668	252,785	—	1,482,453
Selling, general and administrative expenses	8,098	412	859,791	233,054	—	1,101,355
Restructuring charges	—	—	14,265	—	—	14,265
Operating earnings (loss)	(8,098)	(412)	355,612	19,731	—	366,833
Interest expense (income)	—	80,560	(1)	57	—	80,616
Earnings (loss) before provision for income taxes	(8,098)	(80,972)	355,613	19,674	—	286,217
Provision (benefit) for income taxes	(3,145)	(31,451)	132,727	8,729		106,860
Equity in earnings of subsidiaries, net of tax	184,310	233,831	10,945	—	(429,086)	—
Net earnings	179,357	184,310	233,831	10,945	(429,086)	179,357
Other comprehensive income, net of tax	—	—	—	7,044	—	7,044
Total comprehensive income	$179,357	$184,310	$233,831	$17,989	$(429,086)	$186,401

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended June 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$23,213	$(62,729)	$309,242	$12,204	$—	$281,930
Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(51,138)	(11,033)	—	(62,171)
Acquisitions, net of cash acquired	—	—	—	(9,175)	—	(9,175)
Due from affiliates	—	—	(252,809)	—	252,809	—
Net cash used by investing activities	—	—	(303,947)	(20,208)	252,809	(71,346)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	369,314	5	—	—	369,319
Repayments of long-term debt	—	(400,624)	(4)	(594)	—	(401,222)
Debt issuance costs	—	(1,151)	—	—	—	(1,151)
Repurchases of common stock	(164,838)	—	—	—	—	(164,838)
Proceeds from exercises of stock options	1,317	—	—	—	—	1,317
Due to affiliates	140,308	95,190	—	17,311	(252,809)	—
Net cash (used) provided by financing activities	(23,213)	62,729	1	16,717	(252,809)	(196,575)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(913)	—	(913)
Net increase in cash and cash equivalents	—	—	5,296	7,800	—	13,096
Cash and cash equivalents, beginning of period	—	10	22,090	41,659	—	63,759
Cash and cash equivalents, end of period	$—	$10	$27,386	$49,459	$—	$76,855

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended June 30, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$11,920	$(71,305)	$275,021	$7,211	$—	$222,847
Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(50,099)	(16,430)	—	(66,529)
Due from affiliates	—	—	(231,591)	—	231,591	—
Net cash used by investing activities	—	—	(281,690)	(16,430)	231,591	(66,529)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	296,500	—	—	—	296,500
Repayments of long-term debt	—	(215,000)	(15)	(504)	—	(215,519)
Repurchases of common stock	(286,995)		—	—	—	(286,995)
Proceeds from exercises of stock options	16,941		—	—	—	16,941
Due to affiliates	258,134	(38,557)	—	12,014	(231,591)	—
Net cash (used) provided by financing activities	(11,920)	42,943	(15)	11,510	(231,591)	(189,073)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	233	—	233
Net increase (decrease) in cash and cash equivalents	—	(28,362)	(6,684)	2,524	—	(32,522)
Cash and cash equivalents, beginning of period	—	28,372	22,368	35,882	—	86,622
Cash and cash equivalents, end of period	$—	$10	$15,684	$38,406	$—	$54,100

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

The liability related to the 2017 Restructuring Plan, which is included in accrued liabilities in our consolidated balance sheets, is as follows (in thousands):

Restructuring Activity	Liability at September 30, 2017	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at June 30, 2018
Workforce reductions	$1,860	$—	$1,346	$325	$189
Facility closures	1,747	—	1,060	194	493
Other	235	—	235	—	—
Total	$3,842	$—	$2,641	$519	$682

2018 Restructuring Plan

In November 2017, our Board approved a restructuring plan (the “2018 Restructuring Plan”) focused primarily on significantly improving the profitability of our international businesses, with particular focus on our European operations.

In April 2018, we announced an expansion of the 2018 Restructuring Plan that contained cost reduction initiatives designed to help fund important long-term growth initiatives. The expansion to the 2018 Restructuring Plan included headcount reductions primarily at our corporate headquarters in Denton, Texas. We estimate that we will incur total charges in connection with the expanded 2018 Restructuring Plan of approximately $28 million to $30 million related primarily to employee separation costs and third-party consulting. We anticipate the remaining costs to be incurred in the second half of fiscal year 2018 and that we will substantially complete the 2018 Restructuring Plan in fiscal year 2018.

The liability related to the 2018 Restructuring Plan, which is included in accrued liabilities in our consolidated balance sheets, is as follows (in thousands):

Restructuring Activity	Liability at September 30, 2017	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at June 30, 2018
Workforce reductions	$—	$13,784	$11,955	$—	$1,829
Consulting	—	6,430	4,889	—	1,541
Other	—	4,299	3,824	—	475
Total	$—	$24,513	$20,668	$—	$3,845

Expenses incurred in the nine months ended June 30, 2018 represent costs incurred by SBS ($11.0 million), BSG ($2.2 million) and corporate ($11.3 million).

15.   Commitments and Contingencies

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

Data Security Incidents

In the fiscal year ended September 30, 2014, we disclosed that we had experienced a data security incident (the “2014 data security incident”). In the fiscal year ended September 30, 2015, we disclosed that we had experienced a second data security incident (the “2015 data security incident” and, together with the 2014 data security incident, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, we believe, may have placed at risk certain payment card data for some transactions. The costs that the

Sally Beauty Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Company has incurred to date in connection with the data security incidents include professional advisory fees and legal costs and expenses relating to investigating and remediating the data security incidents and the settlement of prior assessments by payment card networks.

During the three months ended June 30, 2018, we received an assessment from a payment card network in connection with the 2015 data security incident and recognized $7.9 million of expenses.  The assessment is based on the network’s claims against the Company’s acquiring banks for costs that it asserts its issuing banks incurred in connection with the 2015 data security incident, including incremental counterfeit fraud losses and non-ordinary course operating expenses, such as card reissuance costs.   The Company’s estimated probable loss related to the claims made by payment card networks in connection with the data security incidents are based on currently available information. The Company disputes the validity of the payment card network’s claims and intends to contest them vigorously.

The Company may incur additional costs and expenses related to the data security incidents in future periods. These costs and expenses may result from liabilities related to (i) claims by payment card networks, (ii) governmental or third party investigations, proceedings or litigation, (iii) legal and other fees necessary to defend against any potential liabilities or claims, and (iv) further investigatory and remediation costs. As of June 30, 2018, the scope of these additional costs and expenses, or a range thereof, beyond amounts management has determined to be probable, cannot be reasonably estimated and, while we do not anticipate that these additional costs and expenses or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs and expenses could be significant.

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

Executive Summary for the Three Months Ended June 30, 2018:

•	Consolidated net sales for the three months ended June 30, 2018, decreased $1.8 million, or 0.2%, to $996.3 million, compared to the three months ended June 30, 2017;
•	Consolidated same store sales decreased 2.0% for the three months ended June 30, 2018;
•

Consolidated gross profit for the three months ended June 30, 2018 decreased $9.3 million, or 1.8%, to $493.4 million compared to the three months ended June 30, 2017. Gross margin decreased 90 basis points to 49.5% for the three months ended June 30, 2018, compared to the three months ended June 30, 2017;

•

Consolidated operating earnings for the three months ended June 30, 2018 decreased $28.1 million, or 21.6%, to $102.2 million compared to the three months ended June 30, 2017. Operating margin decreased 280 basis points to 10.3% for the three months ended June 30, 2018, compared to the three months ended June 30, 2017;

•

Consolidated net earnings decreased $8.3 million, or 12.5%, to $58.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. As a percentage of net sales, net earnings decreased 90 basis points to 5.8% for the three months ended June 30, 2018, compared to the three months ended June 30, 2017;

•	Diluted earnings per share for the three months ended June 30, 2018, were $0.48, compared to $0.49 for the three months ended June 30, 2017;
•	Cash provided by operations was $102.5 million for the three months ended June 30, 2018, compared to $63.4 million for the three months ended June 30, 2017;
•

We announced an expansion of the 2018 Restructuring Plan that contains cost reduction initiatives designed to help fund important long-term growth initiatives. During the three months ended June 30, 2018, we incurred approximately $12.5 million in expenses, including severance and related expenses of $7.5 million, consulting expenses of $3.5 million and other costs of $1.5 million, in connection with the 2018 Restructuring Plan;

•	During the three months ended June 30, 2018, we repurchased and subsequently retired approximately 3.2 million shares of our common stock at an aggregate cost of approximately $50.1 million; and
•	We recognized $7.9 million of expense in connection with the previously disclosed data security incidents during fiscal year 2015.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
Net sales:
SBS	$591,583	$594,880	$(3,297)	(0.6)%	$1,757,272	$1,760,732	$(3,460)	(0.2)%
BSG	404,700	403,163	1,537	0.4%	1,209,296	1,203,390	5,906	0.5%
Consolidated	$996,283	$998,043	$(1,760)	(0.2)%	$2,966,568	$2,964,122	$2,446	0.1%

Gross profit:
SBS	$328,014	$333,398	$(5,384)	(1.6)%	$970,365	$982,020	$(11,655)	(1.2)%
BSG	165,356	169,241	(3,885)	(2.3)%	495,956	500,433	(4,477)	(0.9)%
Consolidated	$493,370	$502,639	$(9,269)	(1.8)%	$1,466,321	$1,482,453	$(16,132)	(1.1)%

Segment gross margin:
SBS	55.4%	56.0%	(60)	bps	55.2%	55.8%	(60)	bps
BSG	40.9%	42.0%	(110)	bps	41.0%	41.6%	(60)	bps
Consolidated	49.5%	50.4%	(90)	bps	49.4%	50.0%	(60)	bps

Selling, general and administrative expenses	$378,598	$367,247	$11,351	3.1%	$1,118,345	$1,101,355	$16,990	1.5%
Restructuring charges	$12,544	$5,054	$7,490	148.2%	$24,513	$14,265	$10,248	71.8%

Net earnings:
Segment operating earnings:
SBS	$94,912	$104,880	$(9,968)	(9.5)%	$271,834	$294,245	$(22,411)	(7.6)%
BSG	62,039	67,327	(5,288)	(7.9)%	186,553	193,630	(7,077)	(3.7)%
Segment operating earnings	156,951	172,207	(15,256)	(8.9)%	458,387	487,875	(29,488)	(6.0)%
Unallocated expenses and restructuring charges (a)	(54,723)	(41,869)	12,854	30.7%	(134,924)	(121,042)	13,882	11.5%
Consolidated operating earnings	102,228	130,338	(28,110)	(21.6)%	323,463	366,833	(43,370)	(11.8)%
Interest expense	24,501	26,969	(2,468)	(9.2)%	73,779	80,616	(6,837)	(8.5)%
Earnings before provision for income taxes	77,727	103,369	(25,642)	(24.8)%	249,684	286,217	(36,533)	(12.8)%
Provision for income taxes	19,501	36,830	(17,329)	(47.1)%	46,823	106,860	(60,037)	(56.2)%
Net earnings	$58,226	$66,539	$(8,313)	(12.5)%	$202,861	$179,357	$23,504	13.1%
	.
Number of stores at end-of-period (including franchises):
SBS					3,775	3,826	(51)	(1.3)%
BSG					1,395	1,362	33	2.4%
Consolidated					5,170	5,188	(18)	(0.3)%
Same store sales growth (decline) (b)
SBS	(1.6)%	(0.8)%	(80)	bps	(1.9)%	(1.3)%	(60)	bps
BSG	(2.9)%	2.8%	(570)	bps	(1.8)%	1.4%	(320)	bps
Consolidated	(2.0)%	0.3%	(230)	bps	(1.9)%	(0.4)%	(150)	bps

(a)

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. Restructuring charges relate to the 2018 Restructuring Plan and the 2017 Restructuring Plan.

(b)

For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Our same store sales are calculated in constant dollars and include e-commerce sales, but do not generally include the sales from stores that have been relocated until 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until 14 months after the acquisition.

Results of Operations

The Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Net Sales

Consolidated. Consolidated net sales include a positive impact from changes in foreign currency exchange rates of $9.1 million, or 0.9% of consolidated net sales.

SBS. Net sales for SBS for the three months ended June 30, 2018, were driven by a decrease in SBS same store sales of approximately $6.6 million and lower net sales from other sales channels of approximately $4.4 million, partially offset by a positive impact from changes in foreign currency exchange rates of approximately $7.7 million. Net sales from other sales channels include sales from new company-operated stores and our non-store channels.

The decrease in SBS’s net sales also reflects lower unit volume, including as a result of lower customer traffic, partially offset by a positive impact from an increase in average unit prices, resulting primarily from selective price increases in certain geographical areas of the U.S. and a change in product mix (to higher-priced products) resulting from shifts in customer preferences.

BSG. BSG’s net sales for the three months ended June 30, 2018, were driven by the impact of the Chalut acquisition of approximately $3.6 million, a positive impact from changes in foreign currency exchange rates of approximately $1.4 million and higher net sales from other sales channels of approximately $1.0 million, partially offset by a decrease in BSG same store sales of approximately $4.5 million. Net sales from other sales channels include sales from new company-operated stores, sales to our franchisees and sales by our distributor sales consultants.

The increase in BSG’s net sales also reflects an increase in average unit prices (resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months), partially offset by a decrease in unit volume (notwithstanding the impact of incremental sales from 32 company-operated stores opened or acquired during the last 12 months). In addition, we were impacted by vendor supply chain issues that negatively affected BSG’s net sales by approximately $11 million.

Gross Profit

Consolidated. Consolidated gross profit decreased for the three months ended June 30, 2018 primarily due to lower net sales in SBS and lower gross margins in both reportable segments, as more fully described below, partially offset by higher net sales in BSG.

SBS. SBS’s gross profit decreased for the three months ended June 30, 2018 primarily as a result of a lower net sales and a lower gross margin. This decrease reflects a change in geographic sales mix, as a result of lower-margin non-U.S. sales making up a greater portion of total segment sales, and higher coupon redemptions in the three months ended June 30, 2018.

BSG. BSG’s gross profit decreased for the three months ended June 30, 2018 primarily as a result of a lower gross margin, partially offset by higher net sales. BSG’s gross margin decreased primarily as a result from not repeating opportunistic purchases made in the prior year and increased promotional activity.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses increased $11.4 million, or 3.1%, for the three months ended June 30, 2018 primarily as a result of higher expenses related to the data security incidents, impact from the Chalut acquisition and a negative impact from changes in foreign currency exchange rates, partially offset by cost reduction initiatives, as discussed below. Consolidated selling, general and administrative expenses, as a percentage of net sales, increased 120 basis points to 38.0% for the three months ended June 30, 2018.

SBS. SBS’s selling, general and administrative expenses increased $4.6 million, or 2.0%, for the three months ended June 30, 2018. This increase reflects a negative impact from changes in foreign currency exchange rate of approximately $3.3 million, higher facility expenses of $1.1 million, higher professional fees of $0.9 million and higher advertising expense of $0.8 million, partially offset by lower depreciation expenses of $1.1 million. In addition, during the three months ended June 30, 2018, we completed the roll-out of field structure realignment and store wage increases, alongside store labor hour optimization.

BSG. BSG’s selling, general and administrative expenses increased $1.4 million, or 1.4%, for the three months ended June 30, 2018 primarily resulting from the impact of the Chalut acquisition of $2.6 million and a negative impact from changes in foreign currency exchange rate of approximately $0.3 million, partially offset by lower commission expense of $0.9 million.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs (such as payroll, share-based compensation, employee benefits and travel expense for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our reporting segments, increased $5.4 million, or 14.6%, for the three months ended June 30, 2018. This increase includes expenses related to the 2015 Data Security Incident of $7.9 million. See Note 15 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the data security incidents. This increase was partially offset by lower compensation and compensation-related expenses of $4.0 million primarily due to the result of the 2018 Restructuring Plan.

Restructuring Charges

Restructuring charges increased $7.5 million for the three months ended June 30, 2018. During the three months ended June 30, 2018, we incurred restructuring charges of approximately $12.5 million in connection with the 2018 Restructuring Plan, including severance and related expenses of $7.5 million, consulting expenses of $3.5 million and other costs of $1.5 million. During the three months ended June 30, 2017, we incurred restructuring charges of approximately $5.1 million in connection with the 2017 Restructuring Plan, including severance and related expenses of $1.5 million, facility closure expenses of $2.7 million and other costs of $0.8 million. See Note 14 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

Interest expense decreased $2.5 million to $24.5 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily from our redemption of certain senior notes in July 2017 with the proceeds from a new term loan B with lower interest rates. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The provision for income taxes was $19.5 million and $36.8 million resulting in an effective tax rate of 25.1% and 35.6%, for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate was due primarily to the impact of the U.S. Tax Reform and a deferred income tax benefit in connection with income tax accounting method changes adopted for our federal income tax return for the fiscal year ended September 30, 2017. See Note 11 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impact of the U.S. Tax Reform on our financial statements.

The Nine Months Ended June 30, 2018 compared to the Nine Months Ended June 30, 2017

Net Sales

Consolidated. Consolidated net sales include a positive impact from changes in foreign currency exchange rates of $37.6 million, or 1.3% of consolidated net sales.

SBS. SBS’s net sales for the nine months ended June 30, 2018, reflect a decrease in SBS same store sales of approximately $27.7 million and lower net sales from other sales channels of approximately $9.0 million, offset by a positive impact from changes in foreign currency exchange rates of approximately $33.2 million. Net sales from other sales channels include sales from new company-operated stores and our non-store channels.

The decrease in SBS’s net sales also reflects lower unit volume, including as a result of lower customer traffic, partially offset by an increase in average unit prices, resulting primarily from selective price increases in certain geographical areas of the U.S. and a change in product mix (to higher-priced products) resulting from shifts in customer preferences.

BSG. BSG’s net sales for the nine months ended June 30, 2018 were driven by the impact of the Chalut acquisition of approximately $6.4 million, a positive impact from changes in foreign currency exchange rates of approximately $4.4 million and higher net sales from other sales channels of approximately $0.4 million, partially offset by a decrease in BSG same store sales of approximately $5.3 million. Net sales from other sales channels include sales from net company-operated stores, sales to our franchisees and sales by our distributor sales consultants.

The increase in BSG’s net sales also reflects an increase in average unit prices (resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months), partially offset by a decrease in unit volume (notwithstanding the impact of incremental sales from 32 company-operated stores opened or acquired during the last 12 months).

Gross Profit

Consolidated. Consolidated gross profit for the nine months ended June 30, 2018 decreased primarily due to lower net sales in SBS and lower gross margins in both reportable segments, as more fully described below, partially offset by higher net sales in BSG.

SBS. SBS’s gross profit for the nine months ended June 30, 2018 decreased primarily as a result of lower net sales and a lower gross margin. This decrease reflects a change in geographic sales mix, as a result of lower-margin non-U.S. sales making up a greater portion of total segment sales, increased promotional activity and coupon redemption and the net impact of prior year price increases offset by selective price reductions in the nine months ended June 30, 2018.

BSG. BSG’s gross profit for the nine months ended June 30, 2018 decreased primarily as a result of a lower gross margin, partially offset by higher net sales. BSG’s gross margin decline was primarily as a result from a shift in product mix (to lower-margin product lines).

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses for the nine months ended June 30, 2018 increased primarily as a result of higher expenses related to the data security incidents, impact from the Chalut acquisition, higher facility expenses and a negative impact from changes in foreign currency exchange rates. These increases were partially offset by reduction of an estimated casualty loss, positive impact from gift card breakage and cost reduction initiatives, related to our restructuring plans.

SBS. SBS’s selling, general and administrative expenses increased for the nine months ended June 30, 2018, reflecting a negative impact from changes in foreign currency exchange rate of approximately $14.5 million and higher facility expenses of $4.0 million. These increases were partially offset a reduction of estimated casualty losses of $2.4 million in connection with natural disasters that occurred in the fourth quarter of our fiscal year 2017, a positive impact from gift card breakage of $2.1 million and lower compensation and compensation-related expenses of $0.9 million. The lower compensation and compensation-related expenses are primarily the result of our restructuring plans.

BSG. BSG’s selling, general and administrative expenses increased for the nine months ended June 30, 2018 primarily as a result of the impact of the Chalut acquisition of $5.8 million, higher facility expenses of $3.1 million and a negative impact from changes in foreign currency exchange rate of approximately $1.0 million. These items were partially offset by lower advertising expense of $2.3 million, commission expense of $2.1 million and intangible asset amortization expense of $1.0 million.

Unallocated. Unallocated selling, general and administrative expenses increased for the nine months ended June 30, 2018 primarily due to expenses related to the 2015 Data Security Incident of $7.9 million. See Note 15 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the data security incidents. This increase was partially offset by lower compensation and compensation-related expenses of $4.0 million primarily due to the result of the 2018 Restructuring Plan.

Restructuring Charges

Restructuring charges increased $10.2 million for the nine months ended June 30, 2018. During the nine months ended June 30, 2018, we incurred restructuring charges of approximately $24.5 million in connection with the 2018 Restructuring Plan, including severance and related expenses of approximately $13.8 million, consulting expenses of $6.4 million and other costs of $4.3 million. During the nine months ended June 30, 2017, we incurred restructuring charges of approximately $14.3 million in connection with the 2017 Restructuring Plan, including severance and related expenses of $10.0 million, facility closure expenses of $2.7 million and other costs of $1.6 million. See Note 14 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

Interest expense decreased $6.8 million to $73.8 million for the nine months ended June 30, 2018 primarily from our redemption of certain senior notes in July 2017 with the proceeds from a new term loan B with lower interest rates. The decrease was offset in part by incremental interest expense of $1.7 million in connection with additional borrowings under the ABL facility and a loss on extinguishment of debt of approximately $0.9 million resulting from repricing of the variable-rate tranche of the term loan B. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The provision for income taxes was $46.8 million and $106.9 million, resulting in an effective tax rate of 18.8% and 37.3%, for the nine months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate was due primarily to the impact of the U.S. Tax Reform. More specifically, we recognized a provisional income tax benefit of $36.4 million resulting from the revaluation and income tax accounting method changes related to our deferred income tax assets and liabilities, and a provisional income tax charge of $11.4 million for federal and state income taxes applicable to accumulated but undistributed earnings of our foreign operations. See Note 11 of the Condensed Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impact of the U.S. Tax Reform on our financial statements.

Liquidity and Capital Resources

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures and share repurchases. Working capital (current assets less current liabilities) increased $45.9 million, to $615.4 million at June 30, 2018, compared to $569.5 million at September 30, 2017, resulting primarily from increases in cash and cash equivalents and inventory and decreases in current maturities of long-term debt and other current assets. At June 30, 2018, cash and cash equivalents were $76.9 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet working capital requirements, fund share repurchases and potential acquisitions, and finance anticipated capital expenditures, including information technology upgrades and store openings, over the next 12 months.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness and share repurchases. During the nine months ended June 30, 2018, the weighted average interest rate on our borrowings under the ABL facility was 3.3%. The amounts drawn are generally paid down with cash provided by our operating activities. As of June 30, 2018, Sally Holdings had $417.8 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Share Repurchase Programs

During the nine months ended June 30, 2018 and 2017, we repurchased and subsequently retired approximately 9.9 million shares and 13.1 million shares of our common stock under Board approved share repurchase programs at an aggregate cost of $164.6 million and $286.5 million, respectively. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. As of June 30, 2018, we had authorization of approximately $835.4 million of additional potential share repurchases remaining under the 2017 Share Repurchase Program.

Historical Cash Flows

Historically, our primary source of cash has been net funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2018 increased $59.1 million to $281.9 million, compared to the nine months ended June 30, 2017, mainly due to better inventory management and the timing of payables.

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2018 increased $4.8 million to $71.3 million, compared to the nine months ended June 30, 2017. This increase reflects cash used for acquisitions in the nine months ended June 30, 2018 of $9.2 million, partially offset by lower capital expenditures of $4.4 million related primarily to fewer SBS store openings and a reduction in investments in information technology upgrades as projects were completed in the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017.

Net Cash Used by Financing Activities

Net cash used by financing activities during the nine months ended June 30, 2018 increased $7.5 million to $196.6 million, compared to the nine months ended June 30, 2017, due primarily to lower net debt proceeds, primarily from repayments on the ABL facility and the term loan B, and by fewer proceeds from exercises of stock options of $15.6 million. This decrease was partially offset by a decrease in cash paid for share repurchases of $122.2 million.

Long-Term Debt

At June 30, 2018, we had borrowings of $63.5 million outstanding under our ABL facility. In addition, we had $950.0 million of senior notes outstanding and a term loan B with an outstanding principal balance of $845.9 million. In March 2018, we entered into an Amendment No. 1 with respect to our term loan B. Pursuant to that amendment, the interest rate spread on the variable-rate tranche of approximately $548.6 million was reduced by 25 basis points.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Capital Requirements

During the nine months ended June 30, 2018, capital expenditures were approximately $57.1 million, including $3.3 million incurred but not paid at June 30, 2018.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2017.

Off-Balance Sheet Financing Arrangements

At June 30, 2018 and September 30, 2017, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of our business, and outstanding letters of credit related to inventory purchases and self-insurance programs.

Critical Accounting Estimates

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

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2018, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended June 30, 2018:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2018	1,284,128	$16.38	1,284,128	$864,422,341
May 1 - May 31, 2018	1,872,850	15.50	1,872,850	835,399,118
June 1 - June 30, 2018	-	-	-	835,399,118
Total this quarter	3,156,978	$15.86	3,156,978	$835,399,118

(1)

The table above does not include 5,041 shares of the Company’s common stock surrendered by grantees during the three months ended June 30, 2018 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

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

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

10.1

Separation Agreement dated May 1, 2018 between Sally Beauty Holdings, Inc. and Donald T. Grimes, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of Christian A. Brickman*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron E. Alt*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Aaron E. Alt*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: August 2, 2018

	By:	/s/ Aaron E. Alt
Aaron E. Alt
Senior Vice President, Chief Financial Officer and Chief Administrative Officer
For the Registrant and as its Principal Financial Officer