Form 10-K
period 2018-09-30
Sally Beauty Holdings, Inc.
filed 2018-11-14
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2018

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐ NO ☒

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2018 was approximately $2,017,069,000. At November 9, 2018, there were 120,144,658 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

In this Annual Report, references to “the Company,” “Sally Beauty,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” “might,” “anticipates” or similar expressions may also identify such forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A to this Annual Report on Form 10-K, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements.

ii

PART I

ITEM 1. BUSINESS

Introduction

Sally Beauty Holdings, Inc. is an international specialty retailer and distributor of professional beauty supplies with operations in North America, South America and Europe. We are one of the largest distributors of professional beauty supplies in the U.S. based on store count. At September 30, 2018, we operated two business segments, Sally Beauty Supply (“SBS”) and Beauty Systems Group (“BSG”), with 4,972 company-operated stores and 184 franchised stores. Within BSG, we also had one of the largest networks of distributor sales consultants (“DSCs”) for professional beauty products in North America, with 820 sales consultants who sell directly to salons and salon professionals. SBS targets retail consumers, salons and salon professionals, while BSG exclusively targets salons and salon professionals.

We provide our customers with a wide variety of leading third-party branded and owned-brand professional beauty supplies, including hair color and care products, styling tools, skin and nail care products and other beauty items. For each of the fiscal years ended September 30, 2018, 2017 and 2016, over 80% of our consolidated net sales were from customers located in the U.S.

Our leading channel positions and multi-channel platform afford us several advantages, including strong positioning with suppliers, the ability to better service the highly fragmented beauty supply marketplace, economies of scale and the ability to capitalize on the ongoing consolidation in our sector. Through our multi-channel platform, we are able to reach broad, diversified geographies, and customer segments using varying product assortments.

Our stores are conveniently located and offer a wide selection of competitively priced beauty products, beauty solutions and expertise delivered by our knowledgeable salespeople. We also offer a comprehensive selection of ethnic products we believe further differentiates us from our competitors.

We believe that our DSCs distinguish us from other full-service/exclusive-channel distributors by providing us with a better understanding of our professional customers’ needs. In addition to placing orders through our DSCs, our customers have the ability to order and pick up the products they need between visits from our DSCs by visiting a nearby BSG store. We believe that our differentiated customer value proposition and strong brands drive customer loyalty.

Operating Strategy

Our mission is to empower our customers to express themselves through hair.  Our strategy is to be the expert and leader in hair color and care for the consumer and the salon professional.  We plan to focus on hair color and care through our strategic product assortment, leading experiences in color, and compelling customer experiences while also increasing our operating efficiency and profitability.

Our strategic product assortment includes being the partner of choice for brands and influencers.  We believe that we offer our customers a strong and differentiated value proposition by providing salon-quality products, including an extensive collection of owned and exclusive-label brands and solutions at attractive prices.

Our focus and experiences with color include a strong emphasis on our sales force. We believe our approach to recruiting, training, and compensation results in a highly knowledgeable and effective sales force.

Our goal is to create an appealing shopping environment that embraces the retail consumer and salon professional and highlights our extensive product offering.  We believe that our initiatives to create a compelling shopping environment, over time, will help drive increased customer traffic to our stores and increase their sales productivity.

Our digital strategy is evolving from a largely transactional-based to a more content-rich experience that enables customers to learn about the latest trends and techniques from influencers and engages them with our latest product launches and research products.  We believe that these efforts will, over time, drive traffic and improve sales from these sites.

Professional Beauty Supply Industry Distribution Channels

The professional beauty supply industry serves end-users through four distribution channels:

Open-Line

This channel serves retail consumers and salon professionals through retail stores and e-commerce platforms. This channel is served by a large number of localized retailers and distributors, with only a few having a regional or national presence and significant channel share. We believe that SBS, with its nationwide network of retail stores, is the largest open-line distributor in the U.S. In addition, SBS’s websites (including www.sallybeauty.com) and other e-commerce platforms provide retail consumers and salon professionals access to product offerings and information beyond our retail stores.

Full-Service/Exclusive

This channel exclusively serves salons and salon professionals and distributes “professional-only” and other products for use in salons and for resale to consumers in salons. Many brands are distributed through exclusive arrangements with suppliers by geographic territory. BSG is one of the leading full-service distributors in the U.S. In addition, BSG offers its products for sale to salons and salon professionals through e-commerce platforms (including www.cosmoprofbeauty.com and www.cosmoprofequipment.com).

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

Key Industry and Business Trends

We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

High level of marketplace fragmentation. The U.S. salon industry is highly fragmented with approximately 257,000 salons and barbershops. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

Rapidly evolving consumer trends. Our industry is characterized by continuously changing fashion-related trends that drive new styles, including hair and nail styles, and continuing demand for beauty products. In addition, we expect millennials and the aging baby-boomer population in the U.S. to continue to drive sales growth in certain professional beauty product categories, including through an increase in the usage of hair color and care products.

Increasing use of owned and exclusive-label brand products. We offer an extensive range of owned and exclusive-label brand professional beauty products. As our lines of owned and exclusive-label brand products have matured and become better known in our retail stores and online, we have seen an increase in sales of these products.

Growth in chair renting and frequent stocking needs. Salon professionals primarily rely on just-in-time inventory due to capital constraints and limited warehouse and shelf space. In addition, chair renters and suite renters, who now comprise a significant percentage of the total U.S. salon professionals, are often responsible for purchasing their own supplies. The number of chair renters and suite renters has significantly increased as a percentage of total salon professionals in recent years, and we expect this trend to continue. Chair renters and suite renters, given their smaller and more frequent purchase patterns, are dependent on frequent trips to professional beauty supply stores. We expect that these factors will continue to drive demand for conveniently located professional beauty supply stores, like BSG and SBS.

Business Segments

We operate in two business segments: (i) SBS, an open-line retailer of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals, in North America, South America and Europe, and (ii) BSG, including its franchise-based business Armstrong McCall, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories, in North America.

Our SBS stores and website carry an extensive selection of professional beauty supplies for retail customers, salons and salon professionals, featuring an average of 8,000 stock keeping units, or SKUs, of beauty products across a variety of product categories including hair color and care, skin and nail care, styling tools and other beauty products. SBS’s stores and website carry leading third-party brands such as OPI®, China Glaze®, Wella®, Clairol®, Conair® and Hot Shot Tools®, as well as an extensive selection of owned and exclusive-label brand merchandise. We believe that SBS has differentiated by delivering an extensive selection of leading third-party branded and owned and exclusive-label brand professional beauty products at attractive prices through knowledgeable sales associates and convenient store locations.

BSG stores carry an extensive selection of third-party branded products, featuring an average of 10,500 SKUs of beauty products, including hair color and care, skin and nail care, styling tools and other beauty items at competitive prices. We believe BSG is the largest full-service distributor of professional beauty supplies in North America exclusively targeting salons and salon professionals. Through BSG’s large store base, websites and sales force, including Armstrong McCall, BSG is able to access a significant portion of the highly fragmented U.S. professional beauty salon products industry.

Neither the sales nor the product assortment for SBS or BSG are generally seasonal in nature.

The following table sets forth the percentage of our sales attributable to each major distribution channel:

	SBS			BSG
	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2018	2017	2016	2018	2017	2016
Company-operated stores	97.5%	98.1%	98.2%	68.7%	68.4%	67.6%
E-commerce	2.2%	1.6%	1.5%	3.7%	3.3%	2.6%
Franchise stores	0.3%	0.3%	0.3%	7.7%	7.7%	8.0%
Distributor sales consultants	—	—	—	19.9%	20.6%	21.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

  Store Design and Locations

SBS stores are designed to create an appealing shopping environment that embraces the retail consumer and salon professional and highlights SBS’s extensive product offering. In the U.S. and Canada, Sally Beauty stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers. SBS applies strong category management processes, including centrally developed guides, to maintain consistent merchandise presentation across its store base. Store formats, including average size and product selection, outside the U.S. and Canada vary by marketplace.

As of September 30, 2018, SBS had 3,744 company-operated retail stores (generally under the Sally Beauty banner), 2,849 of which are located in the U.S. (including Puerto Rico), with the remaining 895 company-operated retail stores located in Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, Spain,

Chile and Peru. SBS also supplied 17 franchised stores located in the United Kingdom, Belgium and certain other European countries. At September 30, 2018, SBS’s net store count had decreased by 21 stores during the fiscal year ended September 30, 2018. At September 30, 2017 and 2016, SBS’s store count was flat and had increased by 108 stores (including franchised stores), respectively, compared to the prior year-end.

SBS selects geographic areas and store sites on the basis of demographic information, the quality and nature of neighboring tenants, store visibility and location accessibility. SBS seeks to locate stores primarily in strip malls, which are occupied by other high traffic retailers such as grocery stores, mass merchants and home improvement centers. SBS regularly evaluates each store’s performance and strategically closes stores as necessary.

SBS balances its store expansion between new and existing geographies. In its existing marketplaces, SBS adds stores as necessary to provide additional coverage. In new marketplaces, SBS generally seeks to expand in geographically contiguous areas to leverage its experience.

BSG stores, including its franchise-based Armstrong McCall stores, are designed to create a professional shopping environment that highlights its extensive product offering and embraces the salon professional. Company-operated BSG stores average approximately 2,600 square feet and are located primarily in secondary strip shopping centers, since the stores are themselves a ‘destination’ for professionals not requiring a traffic-supporting neighbor retail location. BSG store layouts are designed to provide variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type, with certain areas dedicated to leading third-party brands; such as Paul Mitchell®, Wella®, Schwarzkopf®, Kenra®, Goldwell®, Joico® and Chi®. The selection of these and other brands varies by territory.

As of September 30, 2018, BSG operated 1,228 company-operated stores (generally under the CosmoProf banner) with 1,104 located in the U.S. (including Puerto Rico) and the remaining 124 company-operated retail stores located in Canada. In addition, as of September 30, 2018, BSG supplied 167 franchised stores. During the fiscal years ended September 30, 2018, 2017 and 2016, BSG added a net 6, 30 and 29 stores (including franchised stores, but excluding 21 stores and 15 stores acquired in 2018 and 2016), respectively.

Distributor Sales Consultants

As of September 30, 2018, BSG had a network of 820 DSCs, which exclusively consult, support and sell directly to salons and salon professionals.

In order to provide a knowledgeable sales consultant team, BSG actively recruits and trains individuals with industry knowledge or sales experience. We believe that DSCs with broad product knowledge and direct sales experience are more successful in driving sales. Our sales commission program is an important component of our DSCs compensation, which is designed to drive sales and to focus DSCs on selling products that are best suited to individual salons and salon professionals.

Merchandise

The following tables sets forth our sales mix by major product category:

		SBS
	Fiscal Year Ended September 30,
	2018	2017	2016
Hair color	26.9%	26.0%	25.3%
Hair care	20.9%	21.1%	21.1%
Skin and nail care	15.7%	15.7%	15.7%
Styling tools	13.9%	14.1%	14.8%
Multicultural products	7.5%	7.9%	7.7%
Salon supplies and accessories	7.1%	7.3%	7.5%
Other beauty items	8.0%	7.9%	7.9%
Total	100.0%	100.0%	100.0%

Note: Certain amounts for the prior fiscal years presented in the table above have been reclassified to conform to current fiscal year’s presentation of reporting categories net of coupons.

	BSG
	Fiscal Year Ended September 30,
	2018	2017	2016
Hair color	38.4%	37.0%	35.4%
Hair care	33.7%	34.4%	34.3%
Skin and nail care	8.7%	9.0%	8.9%
Styling tools	3.9%	4.2%	4.5%
Other beauty items	6.7%	6.9%	6.8%
Promotional items(a)	8.6%	8.5%	10.1%
Total	100.0%	100.0%	100.0%

(a)	Promotional items consist of sales from other categories that are sold on a value-priced basis.

SBS offers an extensive selection of hair care products, nail care products, beauty sundries and styling tools, featuring leading third-party brands such as OPI®, China Glaze®, Wella®, Clairol®, Conair® and Hot Shot Tools®. SBS believes that carrying a wide selection of the latest premier branded merchandise is critical to building long-term relationships with its customers and attracting new customers. SBS carries products from one or more of the leading manufacturers in each category. As beauty trends continue to evolve, SBS will continue to offer the changing professional beauty product assortment necessary to meet the needs of retail consumers and salon professionals.

In addition, SBS offers an extensive selection of owned and exclusive-label brand professional beauty products that are only available at SBS stores and related websites. We believe that SBS’s owned and exclusive-label brand products offer equal or better quality products than higher-priced leading third-party brands, providing the customer attractive alternatives to those brands at lower prices. Generally, SBS’s owned-brand products have higher gross margins than the leading third-party branded products. We believe that this area offers continued growth potential. During the fiscal year ended September 30, 2018, owned and exclusive-label brand products accounted for approximately 47% of SBS’s product sales in the U.S. SBS intends to continue to invest in the growth of its owned and exclusive-label brands and to actively promote these products.

BSG stores carry an extensive selection of hair color and care, skin and nail care, styling tools and other beauty items at competitive prices. Some products are available in bulk packaging for higher volume salon needs. Additionally, BSG has exclusive and non-exclusive distribution rights for well-known brands in certain geographies with several key existing vendors. BSG continues to pursue the acquisition of additional distribution rights, which remain an important aspect of our growth strategy for BSG. We believe that carrying an extensive selection of branded merchandise is critical to maintaining relationships with our professional customers.

Marketing and Advertising

SBS’s marketing programs are designed to drive customer traffic by differentiating SBS as a source of professional advice, solutions and salon-quality products at competitive prices, all backed by our “Love It or Return It” guarantee.

We continuously adapt our marketing initiatives and adjust our media and messaging mix to achieve a high return on our marketing and advertising dollars. We target existing and potential customers through an integrated marketing approach designed to reach the customer through a variety of media, including digital advertising, email, social media, text messaging, direct mail, and print advertising.

We continue to refine the strategy for our sallybeauty.com and other websites, shifting from largely transactional-based to a more content-rich experience that enables customers to learn about the latest trends and techniques from influencers, and engage in our latest product launches and research products. We frequently update our home page to enhance its appeal to our existing and prospective customers. In addition, we continue to refine our internal processes and partnerships to increase traffic to the website. We currently offer approximately 9,500 SKUs of our SBS products for sale through our website (sallybeauty.com). Many of our customers research products on our site before visiting a store. Beyond generating e-commerce sales, we believe our website is an important vehicle to reach consumers researching beauty products online who could potentially visit our stores as a result of their experience on our website.

SBS’s customer loyalty and customer relationship management (“CRM”) programs, primarily in the U.S. and Canada, allow SBS the opportunity to collect valuable point-of-sale customer data as a means of increasing its understanding of customers’ needs and enhancing its ability to market to them in more personalized, relevant ways. We continue to assess and update our customer loyalty and CRM programs in an effort to further enhance the customer experience and promote repeat sales from both retail customers and salon professionals. Beginning in our fiscal year 2019, we replaced our existing loyalty program, which required a nominal annual fee for discounts, with a more traditional points-based loyalty program. Outside the U.S. and Canada, our customer loyalty and marketing programs vary by marketplace.

BSG’s marketing programs are designed primarily to promote its extensive selection of brand name products at competitive prices and to educate, motivate and empower its customers to grow professionally. BSG communicates on a frequent basis with its customers and potential customers, and distributes promotional material through multiple communication channels, including trade shows, educational events, store personnel, DSCs, print mail, e-mail, text and social media. In addition, BSG offers up to 17,000 SKUs (primarily in the U.S.) of professional beauty products for sale through its websites (www.cosmoprofequipment.com and www.cosmoprofbeauty.com). We believe that BSG’s websites enhance its other efforts intended to promote awareness of BSG’s products by salons and salon professionals.

Our Customers

We appeal to a wide demographic consumer profile and offer an extensive selection of professional-grade beauty products sold directly to retail consumers, salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate.

Our Competition

The global beauty industry is highly competitive. SBS competes with domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, mass merchandisers, online retailers, drug stores, department stores and supermarkets, as well as salons that sell hair care products. BSG competes primarily with domestic and international beauty product wholesale suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. The primary competitive factors in the beauty products distribution industry are the price at which branded and owned-brand products are sold to customers; exclusive distribution contracts; the quality, perceived value, consumer brand name recognition, packaging and variety of the products sold; customer service; the efficiency of distribution networks; and the availability of desirable store locations.

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

Our Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase orders. For the fiscal year 2018, our five largest suppliers, Coty, Inc., the Professional Products Division of L'Oreal USA S/D, Inc., or L’Oreal, John Paul Mitchell Systems, Conair Corporation, and Henkel AG & Co. KGaA (including certain business units formerly owned by Shiseido Cosmetics (America) Limited), accounted for approximately 45% of our consolidated merchandise purchases. Products are purchased from these and many other manufacturers on an at-will basis or under contracts which can generally be terminated without cause upon 90 days or less notice or expire without express rights of renewal.

SBS and BSG, and their respective suppliers, are dependent on each other for the distribution of beauty products. We purchase all the products we sell, including our owned and exclusive-label brand products, from a limited number of manufacturers. As is typical in distribution businesses, relationships with suppliers are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of product lines), and such changes could positively or negatively impact our net sales and operating earnings.

However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between us and our suppliers through, among other things, the development of new or expanded supplier relationships.

Our Information Technology Systems

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

A significant portion of our systems has been developed internally and, as a result, our options are limited in seeking third-party assistance with the operation and upgrade of these systems. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of any increase in the volume of our business, with no assurance that the volume of business will increase. Upgrades to our information systems and information technology (or new technology), now or in the future, may require significant costs and divert management’s attention and other resources from our core business in order to assist in the completion of these projects.

In addition, as part of our operations, we receive and maintain information about our customers, employees and other third parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches, fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we have been, in the past, a victim of cyber-attacks and data security breaches, including breaches that resulted in the unauthorized installation of malware on our information technology systems that may have placed at risk certain payment card data. Furthermore, there can be no assurances that we will not suffer another cyber-attack or data security breach in the future and, if we do, whether our physical, technical and procedural safeguards will adequately protect us against such attacks and breaches.

Our Employees

The following table sets forth certain information about our employees as of September 30:

	2018	2017	2016
Salaried	8,015	7,660	7,945
Hourly	5,925	6,375	6,465
Part-time (a)	16,030	15,440	15,255
Total	29,970	29,475	29,665

(a)	Part-time employees enable us to supplement store staffing schedules, particularly in North America.

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

As of September 30, 2018, SBS and BSG supplied franchised stores located in the U.S., Mexico and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

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

The beauty products distribution industry is highly fragmented and competitive, and there are few significant barriers to entry into the marketplaces for most of the types of products and services we sell. SBS competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, online retailers, drug stores and supermarkets. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers as well as e-commerce retailers offering professional salon-only and other products. The availability of diverted professional salon products in unauthorized large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. The primary competitive factors in the beauty products distribution industry are the price at which we purchase branded and owned-brand products from manufacturers and the price at which we resell them to our customers, the quality, perceived value, consumer brand name recognition, packaging and variety of the products we sell, customer service, the efficiency of our distribution network, and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices in efforts to retain business or channel share, particularly because customers are able to quickly and conveniently comparison shop and determine real-time product availability using digital tools, which can lead to decisions driven solely by price, the functionality of the digital tools, or a combination of these and other factors. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel. Some of our competitors have greater financial and other resources than we do and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.

In addition, our industry is consolidating, which may give our suppliers and our competitors increased negotiating leverage and greater marketing resources, resulting in a more effective ability to compete with us. For instance, we may lose customers if those competitors which have broad geographic reach attract additional salons (individual and chain) that are currently BSG customers, or if professional beauty supply manufacturers align themselves with our competitors or go direct to customers. Not only does consolidation in distribution pose risks from competing distributors, but it may also place more leverage in the hands of those manufacturers, resulting in smaller margins on products sold through our network.

If we are unable to compete effectively in our marketplace or if competitors divert our customers away from our networks, it would adversely impact our business, financial condition and results of operations.

We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner.

Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for specific beauty products. If we do not timely identify and properly respond to evolving trends and changing consumer demands for beauty products in the geographies in which we compete, our sales may decline significantly. Furthermore, we may accumulate additional inventory and be required to mark down unsold inventory to prices that are significantly lower than normal prices, which would adversely impact our margins and could further adversely impact our business, financial condition and results of operations. Additionally, approximately 47% of our SBS product sales come from our owned and exclusive-label brand products. The development and promotion of these owned and exclusive-label brand products often occur well before these products are sold in our stores. As a result, the success of these owned and exclusive-label brand products is largely dependent on our ability to develop products that meet future consumer preferences at prices that are acceptable to our customers. Furthermore, we may have to spend a significant amount on the advertising and marketing of our owned and exclusive-label brands to drive customer awareness of these brands. There can be no assurance that any new owned and exclusive-label brand will meet consumer preferences, gain acceptance among our customer base or generate sales to become profitable or to cover the costs of its development and promotion, which would also adversely impact our margins and could adversely impact our business, financial condition and results of operations.

In addition, we depend on our inventory management and information technology systems in order to replenish inventories and deliver products to store locations in response to customer demands. Any systems-related problems could result in difficulties satisfying the demands of customers that, in turn, could adversely affect our sales and profitability. In addition, our failure to manage inventory levels appropriately during any period could adversely affect our results of operations and profitability. We also rely on vendor relationships to provide us with access to the latest beauty products that meet the changing demands of our customers. If we are unable to maintain these relationships, our ability to meet these demands will be impaired. See below “-We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.”

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

We continue the implementation of a significant number of strategic initiatives designed to ‘play to win’ by focusing on our color and care business, to improve our retail fundamentals, to improve our digital capabilities and to improve our cost structure. There can be no assurance that these strategic initiatives will be successful. Furthermore, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. If these strategic initiatives are not successful, our same store sales will suffer and our growth prospects, financial results, profitability and cash flows will also be adversely impacted.

Our restructuring program may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.

Our ability to grow profitably depends in large part on our ability to successfully control or reduce our operating expenses. In furtherance of this strategy, we have engaged in ongoing activities to reduce or control costs, some of which are complicated and require us to expend significant resources to implement. As we previously announced in fiscal years 2017 and 2018, we have implemented, and plan to continue to implement, restructuring plans to transform the Company for the future and support long-term sales growth and profitability. The program is intended to touch all aspects of the business, enhance operating capabilities, create greater efficiencies and take advantage of the Company's considerable scale. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing our restructuring plan, as well as management distraction. As part of our overhead reduction, we have reduced our corporate and operations headcount, including management level, distribution and field employees. These reductions, as well as employee attrition, could result in the potential loss of specific knowledge relating to our company, operations and industry that could be difficult to replace. Also, we now operate with fewer employees, who have assumed additional duties and responsibilities. The restructuring program and workforce changes may negatively impact communication, morale, management cohesiveness and effective decision-making, which could have an adverse impact on our business operations, internal controls, customer experience, sales and results of operations. Despite these cost control plans, our costs may continue to increase for the foreseeable future. Furthermore, we continue to make significant investments in our strategic initiatives. We cannot assure you that our strategic initiatives and cost control efforts will result in the increased profitability, cost savings or other benefits that we expect, which could have a material adverse effect on our business, financial condition and results of operations.

Our same store sales and quarterly financial performance may fluctuate for a variety of reasons.

Our same store sales and quarterly results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of factors affect our same store sales and quarterly financial performance, including:

•	the success of our strategic initiatives;
•	changes in our merchandising strategy or mix;
•	our ability to increase sales and meet forecasted levels of profitability at our stores;
•	our ability to anticipate and effectively respond to changing consumer preferences and buying trends in the geographies that our stores serve;
•	the effectiveness of our inventory management processes and systems;
•	a portion of a typical new store’s sales (or sales we make over our e-commerce channels) coming from customers who previously shopped at other existing stores;
•	expenditures on our distribution system;
•	the timing and effectiveness of our marketing activities, particularly our ability to drive new retail traffic into our stores at an acceptable cost and our promotions;
•	the effects of severe weather events or other natural disasters;
•	our e-commerce channels diverting sales from our stores;
•	actions by our existing or new competitors;
•	fluctuations over time in the cost to us of products we sell; and
•	worldwide economic conditions and, in particular, the retail sales environment in the U.S.

Accordingly, our results, including same store sales, for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and may even decrease, which could have a material adverse effect on our business, financial condition and results of operations.

We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.

We do not manufacture any products we sell, and instead purchase our products from recognized brand manufacturers and private label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. During the fiscal year 2018, our five largest suppliers were Coty Inc., or Coty, the Professional Products Division of L’Oreal USA S/D, Inc., or L’Oreal, John Paul Mitchell Systems, Conair Corporation, and Henkel AG & Co. KGaA (including certain business units formerly owned by Shiseido Cosmetics (America) Limited). Together, these suppliers accounted for approximately 45% of our consolidated merchandise purchases. For example, in 2016, Coty, a leading supplier of fragrances, color cosmetics, and skin and body products, acquired the fragrances, color cosmetics, and hair color divisions of P&G and thereby became our largest supplier. Prior to that transaction, P&G was our largest supplier. There can be no assurances as to the impact, if any, that Coty’s acquisition of the fragrances, color cosmetics, and hair color divisions of P&G will have on our ability to continue to source products from these divisions at current prices and volumes.

Since we purchase products from many manufacturers and fillers under at-will contracts and contracts which can be terminated without cause upon 90 days’ notice or less, or which expire without express rights of renewal, manufacturers and fillers could discontinue sales to us immediately or upon short notice. Some of our contracts with manufacturers may be terminated if we fail to meet specified minimum purchase requirements. If minimum purchase requirements are not met, we do not have contractual assurances of continued supply. In lieu of termination, a manufacturer may also change the terms upon which it sells, for example, by raising prices or broadening distribution to third parties. Infrequently, a supplier will seek to terminate a distribution relationship through legal action. For these and other reasons, we may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

Changes in SBS’s and BSG’s relationships with suppliers occur often, and could positively or negatively impact the net sales and operating earnings of both business segments. Some of our suppliers may seek to decrease their reliance on distribution intermediaries, including full-service/exclusive and open-line distributors like BSG and SBS, by promoting their own distribution channels, as discussed above. These suppliers may offer advantages, such as lower prices, when their products are purchased from distribution channels they control. If our access to supplier-provided products were to diminish relative to our competitors or we were not able to purchase products at the same prices as our competitors, our business could be materially and adversely affected. Also, consolidation among suppliers may increase their negotiating leverage, thereby providing them with competitive advantages that may increase our costs and reduce our revenues, adversely affecting our business, financial condition and results of operations. Therefore, there can be no assurance that the impact of these developments, if they were to occur, will not adversely impact revenue to a greater degree than we currently expect or that our efforts to mitigate the impact of these developments will be successful. If the impact of these developments is greater than we expect or our efforts to mitigate the impact of these developments are not successful, this could have a material adverse effect on our business, financial condition or results of operations.

Any significant interruption in the supply of products by manufacturers and fillers could disrupt our ability to deliver merchandise to our stores and customers in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations.

Manufacturers and owned and exclusive-label brand fillers of beauty supply products are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis, including inability to procure ingredients, industrial accidents, environmental events, strikes and other labor disputes, union organizing activity, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which neither they nor we have control. For example, during fiscal year 2018, we were impacted by vendor supply chain issues that negatively affected BSG’s ability to source certain products.

In addition, we directly source many of our owned and exclusive-label brand products, including, but not limited to, styling tools, salon equipment, sundries and other promotional products, from foreign third-party manufacturers and many of our vendors also use overseas sourcing to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional or increased import restrictions, duties or tariffs, political instability, labor disputes, local business practices, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products or acts of war or terrorism, could materially harm our operations to the extent they affect the production, shipment or receipt of merchandise. Our operating results depend to some extent on the orderly operation of our receiving and distribution processes, which depend on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities and capacity.

If a material interruption of supply occurs, or a significant manufacturer or filler ceases to supply us or materially decreases its supply to us, we may not be able to acquire products with similar quality and consumer brand name recognition as the products we currently sell or to acquire such products in sufficient quantities to meet our customers’ demands or on favorable terms to our business, any of which could adversely impact our business, financial condition and results of operations.

Fluctuations in the price, availability and quality of inventory may result in higher cost of goods, which we may not be able to pass on to the customers.

Our suppliers are increasingly passing on higher production costs, which may impact our ability to maintain or grow our margins. The price and availability of raw materials may be impacted by demand, regulation, weather and other factors. Additionally, manufacturers have and may continue to have increases in other manufacturing costs, such as transportation, labor and benefit costs. These increases in production costs result in higher merchandise costs to us. We may not always be able to pass on those cost increases to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

If products sold by us are found to be defective in labeling or content, our credibility and that of the brands we sell may be harmed, marketplace acceptance of our products may decrease, and we may be exposed to liability in excess of our products liability insurance coverage and manufacturer indemnities.

We do not control the production process for the products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer or owned and exclusive-label brand filler before we offer such product for resale. In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding the composition, manufacture and safety of the products, as well as the compliance of our product labels with government regulations. Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective.

Any actual defects or allegations of defects in products sold by us could result in adverse publicity and harm our credibility or the credibility of the manufacturer, which could adversely affect our business, financial condition and results of operations. Although we may have indemnification rights against the manufacturers of many of the products we distribute and rights as an “additional insured” under the manufacturers’ insurance policies, it is not certain that any manufacturer or insurer will be financially solvent and capable of making payment to any party suffering loss or injury caused by products sold by us. Further, some types of actions and penalties, including many actions or penalties imposed by governmental agencies and punitive damages awards, may not be remediable through reliance on indemnity agreements or insurance. Furthermore, potential product liability claims may exceed the amount of indemnity or insurance coverage or be excluded under the terms of an indemnity agreement or insurance policy and claims for indemnity or reimbursement by us may require us to expend significant resources and may take years to resolve. If we are forced to expend significant resources and time to resolve such claims or to pay material amounts to satisfy such claims, it could have an adverse effect on our business, financial condition and results of operations.

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

In addition, the laws and regulations applicable to us or manufacturers of the products sold by us may become more stringent. For example, the State of California, where we operate a number of stores, currently enforces legislation commonly referred to as “Proposition 65” that requires that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we have sought to comply with Proposition 65 requirements, there can be no assurance that we will not be adversely affected by litigation or other actions relating to Proposition 65 or future legislation that is similar or related thereto. Continued legal compliance with new and existing regulations, such as Proposition 65 and other federal or state-level safe consumer product regulations, could require the review and possible reformulation or relabeling of certain products, as well as the possible removal of some products from the marketplace. Failure to comply with these new and existing regulations could result in significant fines or damages, in addition to costs and expenses to defend claims related thereto. Legal compliance could also lead to considerably higher internal regulatory costs. Manufacturers may try to recover some or all of any increased costs of compliance by increasing the prices at which we purchase products, and we may not be able to recover some or all of such increased cost in our own prices to our customers. We are also subject to state and local laws and regulations that affect our franchisor-franchisee relationships. Increased compliance costs and the loss of sales of certain products due to more stringent or new laws and regulations could adversely affect our business, financial condition and results of operations.

Laws and regulations impact our business in many areas that have no direct relation to the products we sell. One area of intense regulation is that of the relationships we have with our employees, including, for example, compliance with many different wage and hour and nondiscrimination related regulatory schemes and, in the U.S., compliance with the 2010 Patient Protection and Affordable Care Act. Violation of any of the laws or regulations governing our business or the assertion of individual or class-wide claims could have an adverse effect on our business, financial condition and results of operations.

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

In the BSG arena, product diversion is generally prohibited under our manufacturers’ contracts, and we are often under a contractual obligation to stop selling to salons, salon professionals and other bulk purchasers which engage in product diversion. If we fail to comply with our anti-diversion obligations under these manufacturers’ contracts, including any known diversion of products sold through our Armstrong McCall franchisees, these contracts could be adversely affected or even terminated. In addition, our investigation and enforcement of our anti-diversion obligations may result in reduced sales to our customer base, thereby decreasing our revenues and profitability.

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

Furthermore, our franchisees may not run the stores and sales teams according to our standards, which could have a material adverse effect on our brand reputation and our business.

We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions, and any acquisition could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations.

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

If suitable candidates are identified, we may be unable to reach agreeable acquisition terms with such candidates or may not have access to sufficient funds to fund such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt to pay for acquisitions. We may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could increase as a result of any acquisitions. Internationally, regulatory requirements, trade barriers and due diligence difficulties, among other considerations, make acquiring suitable foreign candidates more difficult, time-consuming and expensive. See below “-Our ability to conduct business outside the United States may be affected by legal, regulatory and economic risks.”

Any acquisitions that we do make may be difficult to integrate profitably into our business and may entail numerous risks, including:

•	difficulties in assimilating acquired operations, stores or products, including the loss of key employees from acquired businesses;
•	difficulties and costs associated with integrating and evaluating the distribution or information systems and/or internal control systems of acquired businesses;
•	difficulties in competing with existing stores or business or diverting sales from our existing stores or business;
•	expenses associated with the amortization of identifiable intangible assets;
•	problems retaining key technical, operational and administrative personnel;
•	diversion of management’s attention from our core business, including loss of management focus on marketplace developments;
•	complying with foreign regulatory requirements, including multi-jurisdictional competition rules and restrictions on trade/imports;
•	enforcement of intellectual property rights in foreign countries;
•	adverse effects on existing business relationships with suppliers and customers, including the potential loss of suppliers of the acquired businesses;
•	operating inefficiencies and negative impact on profitability;
•	entering geographic areas or channels in which we have limited or no prior experience; and
•	those related to general economic and political conditions, including legal and other barriers to cross-border investment in general, or by U.S. companies in particular.

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

Our future growth strategy depends in part on our ability to optimize and profitably operate our stores in existing and additional geographic areas, including in international geographies. While the capital requirements to open a SBS or BSG store, excluding inventory, vary from geography to geography, such capital requirements have historically been relatively low in the U.S. and Canada. Despite these relatively low opening costs, we may not be able to open all the new stores we plan to open and we may be unable to optimize our store base by closing stores that are unprofitable or open stores that are profitable, any of which could have a material adverse impact on our business, financial condition and results of operations. There are several factors that could affect our ability to open and profitably operate new stores, including:

•	the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;
•	proximity to existing stores that may reduce the new store’s sales or the sales of existing stores;
•	difficulties in adapting our distribution and other operational and management systems to an expanded network of stores;
•	the level of sales made through our e-commerce channels and the potential that sales through our e-commerce channels will divert sales from our stores;
•	the potential inability to obtain adequate financing to fund expansion because of our high leverage and limitations on our ability to issue equity under our credit agreements, among other things;
•	increased (and sometimes unanticipated) costs associated with opening stores in international locations;
•	difficulties in obtaining any governmental and third-party consents, permits and licenses;
•	limitations on capital expenditures which may be included in financing documents that we enter into; and
•	difficulties in adapting existing operational and management systems to the requirements of national or regional laws and local ordinances.

In addition, as we continue to open new stores, our management, as well as our financial, distribution and information systems, and other resources will be subject to greater demands. If our personnel and systems are unable to successfully manage this increased burden, our business, financial condition and results of operations may be materially affected.

The economic conditions in the geographies we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be materially affected by conditions in the global capital markets and the economy and regulatory environment generally, both in the U.S. and internationally. Concerns over inflation, employment, tax laws, energy costs, geopolitical issues, terrorism, the availability and cost of credit, the mortgage market, sovereign and private banking systems, sovereign deficits and increasing debt burdens and the real estate and other financial markets in the U.S. and Europe have contributed to increased volatility and diminished expectations for the U.S. and certain foreign economies. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and salons and salon professionals. Continued uncertainty in the economy could adversely impact consumer purchases of discretionary items such as beauty products, as well as adversely impact the frequency of salon services performed by professionals using products purchased from us. Factors that could affect consumers’ willingness to make such discretionary purchases include: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit and consumer confidence in future economic conditions. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected and we could experience lower than expected net sales. The economic climate could also adversely affect our vendors. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Use of social media may adversely impact our reputation.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of internet-based communications, which allows access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the products we sell may be posted on social media platforms or other electronic means at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without allowing us an opportunity for redress or correction.

We also use social media platforms as marketing tools. For example, we maintain Facebook, Twitter, Instagram and Pinterest accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations.

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

We rely upon trade secrets and know-how to develop and maintain our competitive position. Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries in which we operate. The success of our business depends to a certain extent upon the value associated with our intellectual property rights. We own certain trademark and service mark rights used in connection with our business including, but not limited to, “Sally,” “Sally Beauty,” “Sally Beauty Supply,” “Sally Beauty Club Card,” “BSG,” “CosmoProf,” “Proclub,” “Armstrong McCall,” “ion,” “Beyond the Zone” and “Salon Services.” We protect our intellectual property rights through a variety of methods, including, but not limited to, applying for and obtaining trademark protection in the U.S., Canada and other countries throughout the world in which our business operates. We also rely on trade secret laws, in addition to confidentiality agreements with vendors, employees, consultants and others who have access to our proprietary information. While we intend to vigorously protect our trademarks against infringement, we may not be successful. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our intellectual property rights and trademarks are expected to continue to be substantial.

We may have to defend our rights in intellectual property that we use in certain of our products, and we could be found to infringe the intellectual property rights of others, which could be disruptive and expensive to our business.

The industry in which we operate is characterized by the need for a large number of copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A third-party may at any time assert that our products violate such party’s intellectual property rights. Successful intellectual property claims against us could result in significant financial liabilities and/or prevent us from selling certain of our products. In addition, the resolution of infringement claims may require us to redesign our products, to obtain licenses to use intellectual property belonging to third parties, which may not be attainable on reasonable terms, or to cease using the intellectual property altogether. Moreover, any intellectual property claim, regardless of its merits, could be expensive and time-consuming to defend against and could divert the attention of management. As a result, claims based on allegations of infringement or other violations of intellectual property rights, regardless of outcome, could have a material adverse effect on our business, financial condition and results of operations.

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

As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure while maintaining their reliability and integrity. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. For example, we are currently introducing new point-of-sale systems in a number of our divisions, which we anticipate will provide significant benefits, including enhanced tracking of customer sales. The development and implementation of the new point-of-sale systems and any other future upgrades to our systems and information technology may require significant costs and divert our management’s attention and other resources from our core business. There are also no assurances that these new systems and upgrades will provide us with the anticipated benefits and efficiencies. Many of our systems are proprietary, and as a result our options are limited in seeking third-party help with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to operations and upgrades, any delays due to the installation of any upgrade (and customer issues therewith), any resulting service outages, or the impact on the reliability of our data from any upgrade or any legacy system, will not have a material adverse effect on our business, financial condition or results of operations.

We have experienced data security incidents.

As previously disclosed, we experienced data security incidents during the fiscal years 2014 and 2015 (together, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred to date in connection with the data security incidents include assessments from payment card networks, professional advisory fees, legal costs and expenses relating to investigating and remediating the data security incidents. We may have also suffered reputational harm due to multiple data security incidents and may incur additional costs and expenses related to the data security incidents in the future. As detailed above, these costs may result from potential additional liabilities to payment card networks, governmental or third-party investigations, proceedings or litigation, legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. The potential liabilities or other remedies against us related to the data security incidents may have a material adverse impact on our business, financial condition and operating results.

Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results.

As part of our operations, we receive and maintain information about our customers, employees and other third parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches (through cyber-attacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) or inadvertent data disclosure by third parties or us. A significant data security breach, including misappropriation of our customers’ or employees’ confidential information, could result in significant costs to us, which may include, among others, potential liabilities to payment card networks for reimbursements of credit card fraud and card reissuance costs, including fines and penalties, potential liabilities from governmental or third-party investigations, proceedings or litigation, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results.

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

Our success has depended, and will continue to depend, in large part on our ability to attract and retain senior executives who possess extensive knowledge, experience and managerial skill applicable to our business. Significant leadership changes or executive management transitions involve inherent risk and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance. In addition, from time to time, key executive personnel leave our Company and we may not be successful in attracting, integrating and retaining the personnel required to grow and operate our business profitably. While we strive to mitigate the negative impact associated with the loss of a key executive employee, an unsuccessful transition or loss could significantly disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations.

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

Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline.

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

As of September 30, 2018, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings, had an aggregate principal amount of approximately $1,795.4 million of outstanding debt, including capital lease obligations, and a total debt to equity ratio of –6.61:1.00.

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

•

increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest), including borrowings under our $500 million asset-based senior secured loan facility, which we refer to as the “ABL facility”;

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

In addition, we and our subsidiaries may incur substantial additional indebtedness in the future. As of September 30, 2018, our ABL facility provided us commitments for additional borrowings of up to approximately $481.3 million, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

The agreement governing our ABL facility contains covenants that, among other things, restrict Sally Holdings and its subsidiaries’ ability to:

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

The indentures governing the senior notes and our institutional term loan also contain restrictive covenants that, among other things, limit our ability and the ability of Sally Holdings and its restricted subsidiaries to:

•	dispose of assets;
•	incur additional indebtedness (including guarantees of additional indebtedness);
•	pay dividends, repurchase stock or make other distributions;
•	prepay subordinated debt;
•	create liens on assets;
•	make investments (including joint ventures);
•	engage in mergers, consolidations or sales of all or substantially all of Sally Holdings’ assets;
•	engage in certain transactions with affiliates; and
•	permit restrictions on Sally Holdings’ subsidiaries’ ability to pay dividends.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our stores and a number of our warehouse and remote office locations are leased while our corporate headquarters in Denton, Texas and five warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and certain international locations, as of September 30, 2018:

	SBS		BSG
Location	Company- Operated	Franchise	Company- Operated	Franchise
United States (excluding Puerto Rico)	2,807	—	1,102	149
Puerto Rico	42	—	2	—
International:
United Kingdom	248	10	—	—
Mexico	237	—	—	18
Canada	140	—	124	—
France	75	1	—	—
Belgium	46	6	—	—
Chile	40	—	—	—
Netherlands	30	—	—	—
Spain	26	—	—	—
Other	53	—	—	—
Total International	895	17	124	18
Total Store Count	3,744	17	1,228	167

The following table provides locations for our significant offices and warehouses and corporate headquarters, as of September 30, 2018:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters	200,000	N/A
Reno, Nevada	Warehouse	253,000	SBS
Columbus, Ohio	Warehouse	246,000	SBS
Jacksonville, Florida	Warehouse	237,000	SBS
Denton, Texas	Office, Warehouse	114,000	SBS
Marinette, Wisconsin	Office, Warehouse	99,000	BSG
Leased Properties:
Greenville, Ohio	Office, Warehouse	246,000	BSG
Fresno, California	Warehouse	200,000	BSG
Blackburn, Lancashire, England	Warehouse	195,000	SBS
Spartanburg, South Carolina	Warehouse	190,000	BSG
Pottsville, Pennsylvania	Office, Warehouse	140,000	BSG
Clackamas, Oregon	Warehouse	104,000	BSG
Ronse, Belgium	Office, Warehouse	91,000	SBS
Ghent, Belgium	Office, Warehouse	83,000	SBS
Guadalupe, Nuevo Leon, Mexico	Warehouse	78,000	SBS
Calgary, Alberta, Canada	Warehouse	62,000	BSG
Mississauga, Ontario, Canada	Warehouse	60,000	BSG
Lincoln, Nebraska	Warehouse	54,000	BSG

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “SBH.”

Holders

As of November 9, 2018, there were 701 stockholders of record of our common stock.

Dividends

We have not declared or paid dividends at any time during the two fiscal years prior to the date of this Annual Report.

We currently anticipate that we will retain future earnings to support investments in our business, to repay outstanding debt or to return capital to shareholders through share repurchases.

We depend on our subsidiaries for cash and unless we receive dividends, distributions, advances, transfers of funds or other cash payments from our subsidiaries, we will be unable to pay any cash dividends on our common stock in the future. However, none of our subsidiaries are obligated to make funds available to us for the payment of dividends. Further, the terms of our debt agreements and instruments significantly restrict the ability of our subsidiaries to make certain restricted payments to us and our ability to pay dividends. Finally, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us.

Performance Graph

The following illustrates the comparative total return among Sally Beauty, the S&P 500 Index and the Dow Jones U.S. Specialty Retailers Index assuming that $100 was invested on September 30, 2013 and that dividends, if any, were reinvested for the fiscal year included in the data:

The Dow Jones U.S. Specialty Retailers Index (NYSE: DJUSRS) is a non-managed index and provides a comprehensive view of issuers that are primarily in the retail sector in the United States. The Company’s common stock is included in this index.

	9/13	3/14	9/14	3/15	9/15	3/16	9/16	3/17	9/17	3/18	9/18
Sally Beauty Holdings, Inc.	100.00	104.74	104.63	131.38	90.79	123.78	98.17	78.13	74.85	62.88	70.30
S&P 500	100.00	112.51	119.73	126.83	119.00	129.10	137.36	151.26	162.92	172.43	192.10
Dow Jones US Specialty Retailers	100.00	100.05	105.33	128.14	130.20	132.60	128.68	140.79	145.25	178.96	217.20

This data assumes that $100 was invested on September 30, 2013 in the Company’s common stock and in each of the indices shown and that all dividends were reinvested. The Company did not declare dividends during the period covered by this table. Stockholder returns shown should not be considered indicative of future stockholder returns.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended September 30, 2018:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2018	83,800	$15.52	83,800	$834,098,375
August 1 through August 31, 2018	—	—	—	834,098,375
September 1 through September 30, 2018	—	—	—	834,098,375
Total this quarter	83,800	$15.52	83,800	$834,098,375
(1)

The table above does not include 30,377 shares of the Company’s common stock surrendered by grantees during the three months ended September 30, 2018 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

(2)

On August 31, 2017, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2021 (the “2017 Share Repurchase Program”). The 2017 Share Repurchase Program replaced the $1.0 billion share repurchase program approved in 2014.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Sally Beauty for each of the years in the five-year period ended September 30, 2018 (dollars and shares in thousands, except per share data):

	Fiscal Year Ended September 30,
	2018	2017	2016	2015	2014
Results of operations:
Net sales	$3,932,565	$3,938,317	$3,952,618	$3,834,343	$3,753,498
Cost of goods sold	1,988,152	1,973,422	1,988,678	1,936,492	1,893,326
Gross profit	1,944,413	1,964,895	1,963,940	1,897,851	1,860,172
Selling, general and administrative expenses(a)	1,484,209	1,463,619	1,465,643	1,402,525	1,353,176
Restructuring charges	33,615	22,679	-	-	-
Operating earnings	426,589	478,597	498,297	495,326	506,996
Interest expense(b)	98,162	132,899	144,237	116,842	116,317
Earnings before provision for income taxes	328,427	345,698	354,060	378,484	390,679
Provision for income taxes	70,380	130,622	131,118	143,397	144,686
Net earnings	$258,047	$215,076	$222,942	$235,087	$245,993
Earnings per share
Basic	$2.09	$1.56	$1.51	$1.50	$1.54
Diluted	$2.08	$1.56	$1.50	$1.49	$1.51
Weighted average shares, basic	123,190	137,533	147,179	156,353	159,933
Weighted average shares, diluted	123,832	138,176	148,803	158,226	163,419
Operating data:
Number of stores, including franchises (at end of period):
SBS	3,761	3,782	3,781	3,673	3,563
BSG	1,395	1,368	1,338	1,294	1,265
Consolidated	5,156	5,150	5,119	4,967	4,828
Distributor sales consultants (at end of period) (c)	820	829	914	938	966
Same store sales growth (decline)(d):
SBS	(1.5)%	(1.6)%	1.7%	1.7%	1.3%
BSG	(1.5)%	1.3%	5.5%	5.7%	3.5%
Consolidated	(1.5)%	(0.7)%	2.9%	2.9%	2.0%
Financial condition (at end of period):
Cash and cash equivalents	$77,295	$63,759	$86,622	$140,038	$106,575
Inventory	944,338	930,855	907,337	885,214	828,429
Property, plant and equipment, net	308,357	313,717	319,558	270,847	238,111
Total assets (c)	2,097,414	2,099,007	2,095,038	2,063,392	1,978,718
Long-term debt, excluding current maturities	1,768,808	1,771,853	1,783,294	1,786,839	1,785,013
Stockholders’ deficit(e)	(268,556)	(363,616)	(276,166)	(297,821)	(347,053)

(a)

In the fiscal year 2018, 2017, 2016, 2015 and 2014, selling, general and administrative expenses include depreciation and amortization of $108.8 million, $112.3 million, $99.7 million, $89.4 million and $79.7 million, respectively.

(b)

In the fiscal years 2017 and 2016, interest expense reflects a loss on extinguishment of debt of $28.0 million and $33.3 million, respectively, related to our refinancing of certain outstanding senior notes in the ordinary course of our business.

(c)	Prior periods have been restated to conform to the current year’s presentation.
(d)

For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Our same store sales are calculated in constant U.S. dollars and include e-commerce sales from only certain digital platforms, but do not generally include the sales from stores relocated until 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until 14 months after the acquisition.

(e)

Stockholders’ deficit for the fiscal years 2018, 2017, 2016, 2015 and 2014 reflects the repurchase and retirement of 10.0 million shares, 16.1 million shares, 7.8 million shares, 8.1 million shares and 12.6 million shares of our common stock at a cost of $165.9 million, $346.1 million, $207.3 million, $227.6 million and $333.3 million, respectively, under share repurchase programs approved by the Company’s Board of Directors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of the financial condition as of September 30, 2018 and 2017, and the results of operations and cash flows for the three fiscal years in the period ended September 30, 2018, of Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty and the related notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2018:

•

Consolidated net sales for the fiscal year ended September 30, 2018, decreased $5.8 million, or 0.1%, to $3,932.6 million, compared to the prior fiscal year. Consolidated net sales for the fiscal year ended September 30, 2018, include a positive impact from changes in foreign currency exchange rates of $33.1 million, or 0.8% of consolidated net sales;

•	Consolidated same store sales decreased 1.5% for the fiscal year ended September 30, 2018;
•

Consolidated gross profit for the fiscal year ended September 30, 2018 decreased by $20.5 million, or 1.0%, to $1,944.4 million compared to the prior fiscal year. Gross margin decreased 50 basis points to 49.4% for the fiscal year ended September 30, 2018, compared to the prior fiscal year;

•	In connection with previously-announced 2018 comprehensive restructuring plan, we incurred approximately $33.6 million in expenses during the fiscal year ended September 30, 2018;
•

Consolidated operating earnings for the fiscal year ended September 30, 2018 decreased $52.0 million, or 10.9%, to $426.6 million compared to the prior fiscal year. Operating margin decreased 140 basis points to 10.8% for the fiscal year ended September 30, 2018, compared to the prior fiscal year;

•	Consolidated net earnings increased $43.0 million, or 20.0%, to $258.0 million compared to the prior fiscal year;
•

In December 2017, the United States enacted comprehensive amendments to the Internal Revenue Code of 1986 (“U.S. Tax Reform”). In connection therewith, we recorded a net provisional benefit of approximately $26.0 million and our U.S. federal statutory tax rate decreased to 24.5% for fiscal year 2018. Starting in fiscal year 2019, our U.S. federal statutory tax rate will be 21.0%;

•	Diluted earnings per share for the fiscal year ended September 30, 2018, were $2.08 compared to $1.56 for the prior fiscal year;
•	Cash provided by operations was $372.7 million for the fiscal year ended September 30, 2018, compared to $343.3 million for the prior fiscal year;
•

In December 2017, we acquired certain assets and business operations of H. Chalut Ltee, a 21-store professional-only distributor of beauty supplies operating in Quebec, Canada, for approximately $8.8 million;

•	In March 2018, we entered into an amendment with respect to our term loan B, which reduced the interest rate spread on the variable-rate tranche by 25 basis points;
•	We repurchased and retired approximately 10.0 million shares of our common stock under the 2017 Share Repurchase Program at an aggregate cost of $165.9 million; and
•	In connection with the previously disclosed data security incidents, we recognized $7.9 million of expense during fiscal year 2018.

Results of Operations

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to assess our operating performance (dollars in thousands):

				2018 vs 2017		2017 vs 2016
	Fiscal Year Ended September 30,			Amount	%	Amount	%
	2018	2017	2016	Change	Change	Change	Change
Net sales:
SBS	$2,333,838	$2,345,116	$2,386,337	$(11,278)	(0.5)%	$(41,221)	(1.7)%
BSG	1,598,727	1,593,201	1,566,281	5,526	0.3%	26,920	1.7%
Consolidated	$3,932,565	$3,938,317	$3,952,618	$(5,752)	(0.1)%	$(14,301)	(0.4)%
Gross profit:
SBS	$1,292,725	$1,303,976	$1,314,960	$(11,251)	(0.9)%	$(10,984)	(0.8)%
BSG	651,688	660,919	648,980	(9,231)	(1.4)%	11,939	1.8%
Consolidated	$1,944,413	$1,964,895	$1,963,940	$(20,482)	(1.0)%	$955	0.0%
Segment gross margin:
SBS	55.4%	55.6%	55.1%	(20)	bps	50	bps
BSG	40.8%	41.5%	41.4%	(70)	bps	10	bps
Consolidated	49.4%	49.9%	49.7%	(50)	bps	20	bps

Net earnings:
Segment operating earnings:
SBS	$362,853	$385,407	$411,824	$(22,554)	(5.9)%	$(26,417)	(6.4)%
BSG	240,225	254,691	252,442	(14,466)	(5.7)%	2,249	0.9%
Segment operating earnings	603,078	640,098	664,266	(37,020)	(5.8)%	(24,168)	(3.6)%
Unallocated expenses and restructuring charges (a) (b)	(176,489)	(161,501)	(165,969)	(14,988)	9.3%	4,468	(2.7)%
Consolidated operating earnings	426,589	478,597	498,297	(52,008)	(10.9)%	(19,700)	(4.0)%
Interest Expense	98,162	132,899	144,237	(34,737)	(26.1)%	(11,338)	(7.9)%
Earnings before provision for income taxes	328,427	345,698	354,060	(17,271)	(5.0)%	(8,362)	(2.4)%
Provision for income taxes	70,380	130,622	131,118	(60,242)	(46.1)%	(496)	(0.4)%
Net Earnings	$258,047	$215,076	$222,942	$42,971	20.0%	$(7,866)	(3.5)%
Number of stores at end-of-period (including franchises):
SBS	3,761	3,782	3,781	(21)	(0.6)%	1	0.0%
BSG	1,395	1,368	1,338	27	2.0%	30	2.2%
Consolidated	5,156	5,150	5,119	6	0.1%	31	0.6%
Same store sales growth (decline)
SBS	(1.5)%	(1.6)%	1.7%	10	bps	(330)	bps
BSG	(1.5)%	1.3%	5.5%	(280)	bps	(420)	bps
Consolidated	(1.5)%	(0.7)%	2.9%	(80)	bps	(360)	bps

(a)

Unallocated expenses represent certain corporate costs (such as payroll, share-based compensation, employee benefits and travel expense for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our segments and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the fiscal years 2018 and 2016, unallocated expenses reflect expenses of $7.9 million and $14.6 million, respectively, in connection with the data security incidents.

(b)	Restructuring charges relate to the 2018 Restructuring Plan and the 2017 Restructuring Plan.

The Fiscal Year Ended September 30, 2018 compared to the Fiscal Year Ended September 30, 2017

Net Sales

SBS.  The decrease in net sales for SBS was primarily driven by a decrease in same store sales of approximately $23.7 million and lower net sales from new company-operated stores of approximately $17.9 million, partially offset by the positive impact from changes in foreign currency exchange rates of approximately $30.1 million.

SBS experienced lower unit volume, including lower customer traffic, partially offset by a positive impact from an increase in average unit prices, resulting primarily from select price increases in certain geographical areas of the U.S. and a change in product mix (to higher-priced products) resulting from shifts in customer preferences.

BSG.  The increase in net sales for BSG was driven by the impact of the Chalut acquisition, net of the impact of Peerless sales in the prior year now included in same store sales, of approximately $10.1 million, the positive impact from changes in foreign currency exchange rates of approximately $3.0 million and higher net sales from other sales channels of approximately $7.2 million, partially offset by decreases in sales by our DSCs of approximately $11.1 million and same store sales of approximately $3.8 million. Net sales from other sales channels include sales from new company-operated stores, sales to our franchisees and sales by our DSCs.

BSG experienced an increase in average unit prices (resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months), partially offset by a decrease in unit volume (notwithstanding the impact of incremental sales from 28 company-operated stores opened or acquired during the last 12 months). In addition, we were impacted by vendor supply chain issues that negatively affected BSG’s net sales by approximately $13 million.

Gross Profit

SBS.  SBS’s gross profit decreased as a result of lower sales and a lower gross margin. This decrease reflects a change in geographic sales mix, as a result of lower-margin non-U.S. sales making up a greater portion of total segment sales, and higher coupon redemption, compared to the prior fiscal year.

BSG.  BSG’s gross profit decreased as a result of a lower gross margin, partially offset by higher sales. BSG’s gross margin decrease was driven by opportunistic purchases that were not repeated from the prior year and lower vendor allowances.

Selling, General and Administrative Expenses

Consolidated.  Consolidated selling, general and administrative expenses increased primarily as a result of the negative impact from changes in foreign currency exchange rates, the impact from the Chalut acquisition, higher expenses related to the data security incidents and higher facility expenses. These increases were partially offset by a reduction of estimated casualty loss and no comparable casualty loss this fiscal year, positive impact from gift card breakage, positive adjustments to actuarially determined insurance liabilities and cost reduction initiatives, related to our restructuring plans. Consolidated selling, general and administrative expenses, as a percentage of net sales, increased 50 basis points to 37.7% for the fiscal year ended September 30, 2018.

SBS.  SBS’s selling, general and administrative expenses increased primarily as a result of the negative impact from changes in the foreign currency exchange rate of approximately $13.2 million, higher facility expense of $5.0 million and higher advertising expense of $2.0 million. These increases were partially offset by the impact of the reduction of prior year’s estimated casualty loss, in connection with natural disasters that occurred in the fourth quarter of our fiscal year 2017, and no comparable casualty losses this fiscal year, in the aggregate, of $6.5 million and by positive impact from gift card breakage of $2.1 million in the current fiscal year.

BSG.  BSG’s selling, general and administrative expenses increased primarily as a result of the incremental operating expenses associated with Chalut of $8.6 million and higher facility expenses of $3.3 million. These increases were partially offset by lower commission expense of $3.0 million, advertising expense of $1.5 million and intangible asset amortization expense of $1.3 million, resulting from the impact of intangible assets that became fully amortized in the preceding 12 months.

Unallocated.   Unallocated selling, general and administrative expenses increased $4.1 million, or 2.9%, for the fiscal year ended September 30, 2018. This increase includes expenses related to the previously disclosed data security incidents of $7.9 million and higher professional fees of $1.7 million. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about the data security incidents. This increase was partially offset by lower compensation and compensation-related expenses of $4.3 million primarily due to the results of the 2018 Restructuring Plan. In addition, for our actuarially determined insurance liabilities, we recorded net positive adjustments of $6.9 million in fiscal year 2018 as a result of a decrease in our estimated future payments, compared to positive adjustments of $5.7 million in fiscal year 2017.

Restructuring Charges

Restructuring charges increased $10.9 million for the fiscal year ended September 30, 2018. During the fiscal year ended September 30, 2018, we incurred restructuring charges of approximately $33.6 million in connection with the 2018 Restructuring Plan, including severance and related expenses of approximately $15.6 million, consulting expenses of $10.9 million and other costs of $7.1 million. During the fiscal year ended September 30, 2017, we incurred restructuring charges of approximately $22.7 million in connection with the 2017 Restructuring Plan, including severance and related expenses of $12.1 million, facility closure expenses of $6.7 million and other expenses of $3.9 million. See Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about our restructuring plans.

Interest Expense

Interest expense decreased as a result of a loss on extinguishment of debt of $28.0 million in the prior fiscal year, compared to $0.9 million in the current fiscal year. These losses were the result of our redemption of certain senior notes in July 2017 with the proceeds from the term loan B with lower interest rates in the prior fiscal year and from the repricing of the variable-rate tranche of the term loan B in the current fiscal year. The lower interest rate on the term loan B reduced interest expense by $8.8 million. The decrease was offset in part by incremental interest expense of $1.3 million in connection with borrowings under the ABL facility.

Provision for Income Taxes

The provision for income taxes was $70.4 million and $130.6 million, resulting in an effective tax rate of 21.4% and 37.8%, for the fiscal year ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate was due primarily to the impact of the U.S. Tax Reform. More specifically, we recognized a provisional income tax benefit of $37.7 million in connection with the revaluation of our deferred income tax assets and liabilities, including a benefit related to the adoption of income tax method changes of $2.7 million, and a provisional income tax charge of $11.7 million for federal and state income taxes applicable to accumulated but undistributed earnings of our foreign operations. See Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about the impact of the U.S. Tax Reform on our consolidated financial statements.

The Fiscal Year Ended September 30, 2017 compared to the Fiscal Year Ended September 30, 2016

Net Sales

SBS.  Net sales for SBS include a negative impact from changes in foreign currency exchange rates of approximately $30.8 million, or 1.3% of the segment’s net sales.

The decrease in SBS’s net sales reflects lower unit volume and the negative impact from changes in foreign currency exchange rates, partially offset by an increase in average unit prices, resulting primarily from selective price increases in certain geographical areas of the U.S. and a change in product mix resulting primarily from the introduction of certain products with higher average unit prices in the preceding 12 months.

BSG.  Net sales for BSG were not materially affected by changes in foreign currency exchange rates during the fiscal year ended September 30, 2017.

The increase in BSG’s net sales is primarily the result of increases in both unit volume (including increases in sales at existing stores and the incremental sales from 26 company-operated stores opened or acquired during the last twelve months) and average unit prices (resulting from changes in product mix, including the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

SBS.  SBS’s gross profit decreased principally as a result of lower sales, partially offset by improved gross margin. SBS’s gross margin increased by 50 basis points, to 55.6%, for the fiscal year ended September 30, 2017. This increase was primarily the result of selective price increases and reduced promotional activity, primarily in the U.S., compared to the fiscal year ended September 30, 2016.

BSG.  BSG’s gross profit increased principally as a result of higher sales volume and improved gross margin. BSG’s gross margin increased to 41.5% for the fiscal year ended September 30, 2017 primarily as a result of a shift in (a) product mix to higher margin product resulting from a change in customer preferences and (b) sales channel mix to higher margin store-based product sales.

Selling, General and Administrative Expenses

Consolidated.  Consolidated selling, general and administrative expenses decreased primarily as a result of cost reduction initiatives and lower expenses associated with the data security incidents, as more fully discussed above, partially offset by the incremental depreciation and amortization expenses associated with capital expenditures made in the preceding 12 months, mainly in connection with store openings in both operating segments, with store refreshes in the SBS segment (primarily in the U.S.) and with ongoing information technology upgrades. Consolidated selling, general and administrative expenses, as a percentage of net sales, were 37.2% for the fiscal year ended September 30, 2017.

SBS.  SBS’s selling, general and administrative expenses increase reflects higher employee compensation and compensation-related expenses of $10.0 million (including wage increases for sales staff at existing stores), incremental depreciation and amortization expenses of $7.6 million associated with capital expenditures made in the preceding 12 months, mainly in connection with store openings and with store refreshes (primarily in the U.S.), higher expenses related to recent upgrades to our information technology systems of approximately $4.1 million, casualty losses of $4.0 million resulting from hurricanes that impacted areas of the U.S. and Puerto Rico, and higher foreign currency transaction losses of $2.4 million. These increases were partially offset by lower advertising expenses of $10.2 million and lower sales bonuses of $8.8 million.

BSG.  BSG’s selling, general and administrative expenses increase reflects the incremental expenses (including rent and other occupancy-related expenses) associated with the increase in store count described above, as well as higher employee compensation and compensation-related expenses of $6.7 million (including incremental wages in connection with BSG stores added during the past 12 months and wage increases for sales staff at existing stores), incremental depreciation and amortization expenses of $2.2 million associated with capital expenditures made in the preceding 12 months, mainly in connection with store openings and higher expenses related to recent upgrades to our information technology and our point of sale systems, in the aggregate, of approximately $1.2 million.

Unallocated. The decrease in unallocated selling, general and administrative expenses was due primarily to lower expenses associated with the data security incidents of $14.6 million, lower compensation and compensation-related expenses of $6.4 million (including the absence of approximately $1.3 million in expenses incurred in connection with management transition plans more fully discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016), lower expenses related to upgrades to our corporate information technology systems of $2.8 million, lower share-based compensation expense of $2.1 million and lower foreign currency transaction losses of $2.0 million.

Restructuring Charges

During the fiscal year ended September 30, 2017, we incurred charges of approximately $22.7 million in connection with the 2017 Restructuring Plan, including severance and related expenses of $12.1 million, facility closure expenses of $6.7 million and other expenses of $3.9 million.

Interest Expense

Interest expense decreased $11.3 million to $132.9 million for the fiscal year ended September 30, 2017 primarily from lower interest expense in the aggregate of $7.2 million on the senior notes currently outstanding and the Term Loan B, compared to the senior notes outstanding prior to our refinancing of debt in December 2015 and July 2017. The decrease in interest expense also reflects a lower loss on extinguishment of debt of approximately $5.3 million recognized in connection with our July 2017 refinancing of debt, compared to our December 2015 refinancing of debt. See Note 12 of the Notes to Consolidated Financial Statements in Item 8 contained elsewhere in this Annual Report for additional information about our debt refinancing. The decrease in interest expense was offset in part by approximately $1.1 million of incremental interest expenses in connection with borrowings under the ABL facility and the predecessor ABL facility, as appropriate.

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

Liquidity and Capital Resources

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures and opportunistic share repurchases. Working capital (current assets less current liabilities) increased $94.4 million to $663.9 million at September 30, 2018, compared to $569.5 million at September 30, 2017, resulting primarily from the repayment of our ABL facility. The ratio of current assets to current liabilities was 2.35 to 1.00 at September 30, 2018, compared to 1.99 to 1.00 at September 30, 2017.

At September 30, 2018, cash and cash equivalents were $77.3 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, potential acquisitions, finance anticipated capital expenditures, including information technology upgrades and store remodels, and opportunistic share repurchases over the next 12 months. For the foreseeable future, we will prioritize needed investments in our business that we believe will deliver value for shareholders, then focus on measured debt repayment within our ratings guidance and then share repurchases.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and share repurchases.  During the fiscal year ended September 30, 2018, the weighted average interest rate on our borrowings under the ABL facility and the predecessor ABL facility, as appropriate, was 3.47%. The amounts drawn are generally paid down with cash provided by our operating activities. As of September 30, 2018, Sally Holdings had $481.3 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Share Repurchase Programs

During the fiscal years ended September 30, 2018, 2017 and 2016, we repurchased and subsequently retired approximately 10.0 million shares, 16.1 million shares and 7.8 million shares, respectively, of our common stock under the 2017 Share Repurchase Program or the 2014 Share Repurchase Program at a cost of $165.9 million, $346.1 million and $207.3 million, respectively. We funded these share repurchases with cash from operations and borrowings under the ABL facility or the predecessor ABL facility, as appropriate. As of September 30, 2018, we had approximately $834.1 million of additional share repurchase authorization remaining under the 2017 Share Repurchase Program.

Historical Cash Flows

For the fiscal years 2018, 2017 and 2016, our primary sources of cash have been funds provided by operating activities and, when necessary, borrowings under our ABL facility or the predecessor ABL facility, as appropriate. The primary non-operating uses of cash during the past three years were for share repurchases, debt service and capital expenditures.

The following table shows our sources and uses of cash for the periods presented (in thousands):

	Fiscal Year Ended September 30,
	2018	2017	Change	2017	2016	Change
Net cash provided by operating activities	$372,661	$343,286	$29,375	$343,286	$354,112	$(10,826)
Net cash used by investing activities	(95,313)	(89,625)	(5,688)	(89,625)	(174,830)	85,205
Net cash used by financing activities	(263,282)	(277,303)	14,021	(277,303)	(232,137)	(45,166)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(530)	779	(1,309)	779	(561)	1,340
Net increase (decrease) in cash and cash equivalents	$13,536	$(22,863)	$36,399	$(22,863)	$(53,416)	$30,553

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the fiscal year ended September 30, 2018, compared to the fiscal year ended September 30, 2017, primarily due to favorable cash impact of improved net earnings and accrued liabilities, partially offset by the unfavorable impact by deferred taxes and merchandise purchases.

Net cash provided by operating activities decreased for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016, primarily due to a decrease in net earnings of $7.9 million.

Net Cash Used by Investing Activities

Net cash used by investing activities increased for the fiscal year ended September 30, 2018, compared to the fiscal year ended September 30, 2017, primarily due to the acquisition of Chalut.

Net cash used by investing activities decreased for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016. This decrease reflects lower capital expenditures related primarily to SBS store refreshes and lower investments in information technology upgrades in the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016 ($61.6 million) and less cash used for acquisitions in the fiscal year ended September 30, 2017 ($26.1 million), partially offset by a decrease in cash proceeds from the sale of property and equipment ($2.5 million).

Net Cash Used by Financing Activities

Net cash used by financing activities decreased for the fiscal year ended September 30, 2018, compared to the fiscal year ended September 30, 2017, primarily due to a decrease in share repurchases of $180.2 million. This decrease was partially offset by lower net debt proceeds, primarily from repayments on the ABL facility and term loan B.

Net cash used by financing activities increased for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016, primarily due to an increase in share repurchases of $138.7 million. This increase was partially offset by an increase in borrowings under the ABL facility or the predecessor ABL facility, as appropriate, a decrease in net repayments of debt, and a decrease in debt issuance costs in connection with debt refinancing, in the aggregate, of $91.5 million.

Long-Term Debt

Outstanding Long-Term Debt

At September 30, 2018, we, through our subsidiaries Sally Holdings and Sally Capital Inc. (collectively, the “Issuers”) have outstanding principal under a term loan B and senior notes, in the aggregate, of $1,794.5 million. There were no outstanding balances under the ABL facility at September 30, 2018. See Note 12 of the Notes to Consolidated Financial Statements in Item 8 contained elsewhere in this Annual Report for additional information about our debt.

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

Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables (and related general intangibles and other property) of our domestic subsidiaries (and, in the case of borrowings under the Canadian sub-facility, such assets of our Canadian subsidiaries and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries). The senior notes due 2023 and the senior notes due 2025 (which we refer to collectively as the “senior notes due 2023 and 2025”) are unsecured obligations of the Issuers and are jointly and severally guaranteed by the Company and Sally Investment Holdings LLC, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2023 and 2025 is payable semi-annually, during our first and third fiscal quarters.

The ABL facility and the indentures governing the senior notes due 2023 and 2025 contain customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2018, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

The senior notes due 2023 carry optional redemption features whereby we have the option to redeem the notes, in whole or in part, on or after November 1, 2021 at par, plus accrued and unpaid interest, if any, and, since November 1, 2018, at par plus a premium declining ratably to par, plus accrued and unpaid interest, if any.

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

The ABL facility does not contain any restriction against the incurrence of unsecured indebtedness. However, the ABL facility restricts the incurrence of secured indebtedness if, after giving effect to the incurrence of such secured indebtedness, our Secured Leverage Ratio exceeds 4.0 to 1.0. At September 30, 2018, our Secured Leverage Ratio was approximately 1.3 to 1.0. Secured Leverage Ratio is defined as the ratio of (i) Secured Funded Indebtedness (as defined in the ABL facility) to (ii) Consolidated EBITDA (as defined in the ABL facility) for the most recently completed 12 fiscal months.

The ABL facility is pre-payable and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium.

The indentures governing the senior notes due 2023 and 2025 contain terms that restrict the ability of Sally Beauty’s subsidiaries to incur additional indebtedness. However, in addition to certain other material exceptions, the Company may incur additional indebtedness under the indentures if its Consolidated Coverage Ratio, after giving pro forma effect to the incurrence of such indebtedness, exceeds 2.0 to 1.0 (“Incurrence Test”). At September 30, 2018, the Company’s Consolidated Coverage Ratio was approximately 6.4 to 1.0. Consolidated Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters, to (ii) Consolidated Interest Expense (as defined in the indentures) for such period.

The indentures governing the senior notes due 2023 and 2025 restrict Sally Holdings and its subsidiaries from making certain dividends and distributions to equity holders and certain other restricted payments (hereafter, a “Restricted Payment” or “Restricted Payments”) to us. However, the indentures permit the making of such Restricted Payments if, at the time of the making of such Restricted Payment, the Company satisfies the Incurrence Test as described above and the cumulative amount of all Restricted Payments made since the issue date of the applicable senior notes does not exceed the sum of: (i) 50% of Sally Holdings’ and its subsidiaries’ cumulative consolidated net earnings since July 1, 2006 (for the senior notes due 2023) or since October 1, 2015 (for the senior notes due 2025), plus (ii) the proceeds from the issuance of certain equity securities or conversions of indebtedness to equity, in each case, since the issue date of the applicable senior notes plus (iii) the net reduction in investments in unrestricted subsidiaries since the issue date of the applicable senior notes plus (iv) the return of capital with respect to any sales or dispositions of certain minority investments since the issue date of the applicable senior notes plus (v)

$350 million (for the senior notes due 2025). Further, in addition to certain other baskets, the indentures permit us to make additional Restricted Payments in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such Restricted Payment, our Consolidated Total Leverage Ratio (as defined in the indentures) is less than 3.25 to 1.00. At September 30, 2018, our Consolidated Total Leverage Ratio was approximately 2.9 to 1.0. Consolidated Total Leverage Ratio is defined as the ratio of (i) Consolidated Total Indebtedness, as defined in the indentures, minus cash and cash equivalents on-hand up to $100.0 million, in each case, as of the end of the most recently-ended fiscal quarter to (ii) Consolidated EBITDA (as defined in the indentures) for the period containing the most recent four consecutive fiscal quarters.

The ABL facility restricts the making of Restricted Payments. Under the ABL facility, Sally Holdings may make Restricted Payments if (i) availability under the ABL facility equals or exceeds certain thresholds and (ii) no default then exists under the facility. We are permitted to make Restricted Payments up to $30.0 million during each fiscal year, assuming we are not in Default or that making such Restricted Payment would create an Event of Default. We can make Restricted Payments without limitation if (i), our borrowing availability then-equals or exceeds 15% of the borrowing base for 30 days prior to such Restricted Payment and the Consolidated Fixed Charge Coverage Ratio for the most recently completed twelve month period has equaled or exceeded 1.0:1.0, OR (ii) excess Availability for the 30-day period immediately preceding and on the date of such Restricted Payment was equal to or greater than 20% of the borrowing base. The Consolidated Fixed Charge Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined in the ABL facility) during the trailing twelve-month period preceding such proposed Restricted Payment minus certain unfinanced capital expenditures made during such period and income tax payments paid in cash during such period to (ii) fixed charges (as defined in the ABL facility). As of September 30, 2018, the Consolidated Fixed Charge Coverage Ratio was approximately 4.8 to 1.0.

When used in this Annual Report, the phrase “Consolidated EBITDA” is intended to have the meaning defined in the ABL facility or the indentures governing the senior notes due 2023 and 2025, as appropriate. EBITDA is not a recognized measurement under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net earnings, operating earnings and operating cash flows.

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

Capital Requirements

During the fiscal year ended September 30, 2018, we had total capital expenditures of approximately $93.5 million, including amounts incurred but not paid at September 30, 2018 (approximately $15.3 million), primarily in connection with information technology projects, store remodels and maintenance, and distribution facility upgrades.

Contractual Obligations

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at September 30, 2018 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest obligations(a)	$96,644	$193,368	$191,462	$1,887,452	$2,368,926
Obligations under operating leases(b)	181,851	256,467	116,482	46,270	601,070
Purchase obligations(c)	22,783	26,735	10,230	—	59,748
Other long-term obligations(d)(e)	5,165	7,072	3,644	8,652	24,533
Total	$306,443	$483,642	$321,818	$1,942,374	$3,054,277

(a)

Long-term debt obligations include obligations under capital leases and future interest payments on our debt outstanding as of September 30, 2018. The amounts shown above do not include unamortized premium and deferred debt issuance costs reflected in our consolidated balance sheets since those excluded amounts do not represent contractual obligations.

(b)

The amounts reported for operating leases do not include common area maintenance (CAM), property taxes or other executory costs. The amounts shown above do not include obligations of our franchisees under operating leases of approximately $1.1 million for which we are contingently liable in the event of default by the franchisee.

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

(e)	The table above does not include an estimated $1.4 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

The information contained in the table above with regards to our long-term debt obligations is based on the current terms of such debt obligations and does not reflect any assumptions about our ability or intent to refinance any of our debt either on or before their maturity. In the event that we refinance some or all of debt either on or before their maturity, actual payments for some of the periods shown may differ materially from the amounts reported herein. In addition, other future events, including potential increases in interest rates, could cause actual payments to differ materially from these amounts.

Off-Balance Sheet Financing Arrangements

At September 30, 2018 and 2017, we had no off-balance sheet financing arrangements other than obligations under operating leases (see Contractual Obligations table above), and letters of credit (related to inventory purchases and self-insurance programs) in the aggregate amount of $18.7 million and $20.4 million, respectively.

Inflation

We believe inflation did not have a material effect on our results of operations during each of the three fiscal years in the period ended September 30, 2018. However, during the past few years, in the U.S., we have experienced an increase in labor and real estate costs (including store rent and other occupancy expenses). Employee compensation and real estate expenses represent our two most significant operating expense categories. A material increase in labor and real estate costs in the future, particularly for an extended period of time, could have a material adverse effect on our results of operations.

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

Valuation of Inventory

Inventory is stated at the lower of cost, determined using the FIFO method, or net realizable value. When necessary, we adjust the carrying value of inventory for estimated inventory shrinkage. In assessing the net realizable value of inventory, we consider several key factors including estimates of the future demand for our products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in SKUs. When necessary, we adjust the carrying value of inventory for estimated inventory shrinkage and damage. We estimate inventory shrinkage between physical counts and product damage based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of goods sold. Inventory shrinkage and damage expense, in the aggregate, averaged approximately 1.0% of consolidated net sales in fiscal years 2018, 2017 and 2016. A 10% increase or decrease in our estimate of inventory shrinkage and damage at September 30, 2018, would impact net earnings by approximately $2.1 million.

Vendor Rebates and Concessions

We deem cash consideration received from a supplier to be a reduction of the cost of goods sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of inventory and a subsequent reduction in cost of goods sold as the related products are sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in our consolidated statements of earnings. We record cash consideration expected to be received from vendors in other receivables at the amount we believe will be collected. These receivables could be significantly affected if the actual amounts subsequently collected differ from our expectations. A 10% increase or decrease in these receivables at September 30, 2018, would impact net earnings by approximately $2.7 million.

Insurance

We retain a substantial portion of the risk related to employee health (primarily in the U.S.), workers’ compensation, general and product liability. However, we maintain stop-loss coverage to limit the exposure related to certain insurance risks. We base our health insurance liability estimate on trends in claim payment history, historical trends in claims incurred but not yet reported, and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. Additionally, we base our estimates for workers’ compensation, general and product liability on an actuarial analysis performed by an independent third-party actuary. We review our insurance liability on a regular basis and adjust our accruals accordingly.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our liability insurance coverage. Our liabilities could be significantly affected if actual results differ from our expectations or prior actuarial analyses. A 10% increase or decrease in our insurance liabilities at September 30, 2018 would impact net earnings by approximately $1.4 million.

The changes in our insurance liabilities were as follows (in thousands):

	Fiscal Year Ended September 30,
	2018	2017
Balance at beginning of period	$24,743	$29,179
Self-insurance expense	66,581	72,309
Payments, net of employee contributions	(71,368)	(76,745)
Balance at end of period	$19,956	$24,743

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

Additionally, deferred income taxes are recognized for the future tax consequences attributable to differences between our financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. We believe that it is more-likely-than-not that our results of operations in the future will generate sufficient taxable income to realize our deferred tax assets, net of the valuation allowance currently recorded. We have recorded a valuation allowance to account for uncertainties regarding the recoverability of certain deferred tax assets, primarily foreign loss carryforwards. In the future, if we determine that certain deferred tax assets will not be realizable, the related adjustments could significantly affect our effective tax rate at that time. An estimated tax benefit related to an uncertain tax position is recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

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

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate it is more-likely-than-not that the value of the asset may be impaired. For the purpose of reviewing goodwill for impairment, we aggregate components of our operating segments with similar economic characteristics into a reporting unit.

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

Based on our assessments and after considering potential triggering events, we recognized impairment losses $4.4 million in the fiscal year ended September 30, 2017, in connection with our long-lived assets and intangible assets. No material impairment losses were recognized in fiscal years 2018 and 2016.

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

If actual results are not consistent with our estimate or assumptions, we may be exposed to changes in share-based compensation expense that could be material. A 10% change in our share-based compensation expense for the year ended September 30, 2018 would affect net earnings by approximately $0.8 million.

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements in Item 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for information about recent accounting pronouncements.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, and the Mexican peso. In addition, we currently have exposure to the currencies of certain countries located in South America and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain of our European subsidiaries. For each of the fiscal years 2018, 2017 and 2016, less than 20% of our consolidated net sales were made in currencies other than the U.S. dollar.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure, would have impacted our consolidated net sales by approximately 1.9% in the fiscal year 2018, and would have impacted our consolidated net assets by approximately 2.5% at September 30, 2018.

As more fully discussed elsewhere in this Annual Report, we use, from time to time, foreign exchange forward contracts to mitigate exposure to changes in foreign currency exchange rates. Selling, general and administrative expenses reflect a net pre-tax gain of $1.6 million and net pre-tax losses of $2.8 million and $1.1 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively in connection with all foreign currency derivatives instruments.

Interest rate risk

We and certain of our subsidiaries are sensitive to interest rate fluctuations as a result of borrowings under our ABL facility from time to time. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our other subsidiaries who are borrowers under our ABL facility may from time to time enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures. At September 30, 2018, there were no borrowings outstanding under the ABL facility and we did not hold derivative instruments.

We also have exposure to interest rate fluctuations in connection with the variable-rate tranche of our term loan B. In order to partially mitigate this exposure, we hold two interest rate caps with an aggregate notional amount equal to the amount outstanding under the variable-rate tranche. The interest rate caps expire on June 30, 2023 and limit our maximum interest rate in connection with the variable-rate tranche of its term loan B to 5.25%. Our interest rate caps are designated as cash flow hedges.

We have no exposure to interest rate fluctuations in connection with our senior notes due 2023 and 2025, as the interest rates on such debt instruments are fixed.

Credit risk

We are exposed to credit risk in connection with certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2018.

The derivative instruments held by the Company from time to time, including the foreign exchange contracts and interest rate caps mentioned above, expose the Company to credit risk in the event of default by a counterparty. We believe that such exposure is mitigated by the substantial resources and strong creditworthiness of the counterparties to our derivative instruments at September 30, 2018. In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” which is located on page 51 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Background.  Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K sets forth the attestation report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the KPMG attestation report for a more complete understanding of the topics presented.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2018, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on this assessment, management has concluded that, as of September 30, 2018 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Report of Independent Registered Public Accounting Firm.  Please refer to KPMG’s Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 51 of this Annual Report.

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

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2019 Annual Meeting of Stockholders under the headings “Proposal 1 – Election of Directors,” “Executive Officers of the Registrant,” “Information Regarding Corporate Governance, the Board, and Its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee.”

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2019 Annual Meeting of Stockholders under the headings  “Information on the Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2019 Annual Meeting of Stockholders under the heading “Ownership of Securities” and "Equity Compensation Plan Information."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2019 Annual Meeting of Stockholders under the headings “Information Regarding Corporate Governance, the Board, and Its Committees,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Party Transactions.”

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2019 Annual Meeting of Stockholders under the heading “Proposal 3 – Ratification of Selection of Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a)   List of Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page 51 of this Annual Report.

(b)   Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

Exhibit No.	Description

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

4.1

Amended and Restated Credit Agreement dated July 6, 2017 among the Borrowers, the Guarantors, the Lenders party thereto, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agent (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 6, 2017 †

4.2

Amended and Restated Security Agreement by Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as the domestic borrowers and the other domestic borrowers and domestic guarantors party hereto from time to time and Bank of America, N.A. as collateral agent dated as of July 26, 2013, which is incorporated herein by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on November 14, 2013 †

4.3

Amended and Restated General Security Agreement by Beauty Systems Group (Canada), Inc., as the Canadian borrower and Bank of America, N.A., (acting through its Canada branch), as Canadian agent dated as of July 26, 2013, which is incorporated herein by reference from Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on November 14, 2013 †

4.4

Joinder to Loan Documents, dated as of December 20, 2011, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2012 †

4.5

Joinder to Loan Documents, dated as of May 28, 2015, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Military Supply LLC, Loxa Beauty LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015 †

4.6

Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc. and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012

4.7

Supplemental Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit hereto), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012

Exhibit No.	Description
4.8

Second Supplemental Indenture, dated as of October 29, 2013, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 29, 2013

4.9

Third Supplemental Indenture, dated as of May 28, 2015, by and among Loxa Beauty LLC , Sally Beauty Military Supply LLC, Sally Holdings LLC, Sally Capital Inc., each existing Parent Guarantor and Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015

4.10

Third Supplemental Indenture, dated as of May 28, 2015, by and among Loxa Beauty LLC , Sally Beauty Military Supply LLC, Sally Holdings LLC, Sally Capital Inc., each existing Parent Guarantor and Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015

4.11

Third Supplemental Indenture, dated as of December 3, 2015, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2015

4.12

Credit Agreement dated July 6, 2017 among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2017 †

4.13

Amendment No. 1 dated March 27, 2018 to Credit Agreement dated July 6, 2017 among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018

10.1

Tax Allocation Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

10.2

First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-136259) filed on October 10, 2006

10.3

Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc., which is incorporated herein by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on October 30, 2006

10.4	Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on May 3, 2007

10.5

2007 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 27, 2007

10.6

2007 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 27, 2007

Exhibit No.	Description
10.7

2009 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on November 20, 2008

10.8

2009 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on November 20, 2008

10.9

Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007

10.10

Form of Option Exercise Period Extension Agreement for Retired Executives, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2009

10.11

2010 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.12

2010 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.13

2010 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.14

Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.15

Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

10.16

2011 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 18, 2010

10.17

2011 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on November 18, 2010

10.18

2011 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed November 15, 2012

10.19

Form of Option Exercise Period Extension and Restricted Stock Vesting Extension Agreement, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2012

10.20

2016 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Supply, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2016

Exhibit No.	Description
10.21	Offer Letter to Christian A. Brickman, dated as of April 25, 2014, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2014

10.22

Form of Severance Agreement between each of Christian A. Brickman and the Company effective as of June 2, 2014, Mark G. Spinks and the Company effective July 31, 2015 and Scott C. Sherman and the Company effective October 1, 2017, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 5, 2012

10.23

2012 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

10.24

Sally Beauty Holdings, Inc. Amended and Restated Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

10.25

Sally Beauty Holdings, Inc. Third Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on November 15, 2016

10.26

Separation agreement by and between Matthew O. Haltom and the Company dated January 25, 2018, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018

10.27

Separation agreement by and between Donald T. Grimes and the Company dated May 1, 2018, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018

10.28	Sally Beauty Holdings, Inc. Fourth Amended and Restated Independent Director Compensation Policy*
21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*

23.1	Consent of KPMG*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Christian A. Brickman*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Aaron E. Alt*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Aaron E. Alt*

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) the Notes to Consolidated Financial Statements*

*	Included herewith
†

Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(c)   Financial Statement Schedules

None

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2018.

SALLY BEAUTY HOLDINGS, INC.
By:	/s/ Christian A. Brickman
Christian A. Brickman
President, Chief Executive Officer and Director

By:	/s/ Aaron E. Alt
Aaron E. Alt
President of Sally Beauty Supply and Chief Financial Officer

By:	/s/ Brently G. Baxter
Brently G. Baxter
Group Vice President, Principal Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian A. Brickman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2018
Christian A. Brickman

/s/ Aaron E. Alt	President of Sally Beauty Supply and Chief Financial Officer (Principal Financial Officer)	November 14, 2018
Aaron E. Alt

/s/ Brently G. Baxter	Group Vice President, Principal Accounting Officer and Controller (Principal Accounting Officer)	November 14, 2018
Brently G. Baxter

/s/ Robert R. McMaster	Chairman of the Board of Directors	November 14, 2018
Robert R. McMaster

/s/ Katherine Button Bell	Director	November 14, 2018
Katherine Button Bell

/s/ Marshall E. Eisenberg	Director	November 14, 2018
Marshall E. Eisenberg

/s/ David W. Gibbs	Director	November 14, 2018
David W. Gibbs

/s/ Linda Heasley	Director	November 14, 2018
Linda Heasley

/s/ Joseph C. Magnacca	Director	November 14, 2018
Joseph C. Magnacca

/s/ John A. Miller	Director	November 14, 2018
John A. Miller

/s/ P. Kelly Mooney	Director	November 14, 2018
P. Kelly Mooney

/s/ Susan R. Mulder	Director	November 14, 2018
Susan R. Mulder

/s/ Denise Paulonis	Director	November 14, 2018
Denise Paulonis

/s/ Edward W. Rabin	Director	November 14, 2018
Edward W. Rabin

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements

Years ended September 30, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sally Beauty Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ deficit for each of the years in the three-year period ended September 30, 2018 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Dallas, Texas

November 14, 2018

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2018 and 2017

(In thousands, except par value data)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$77,295	$63,759
Trade accounts receivable, net	48,417	46,986
Accounts receivable, other	42,073	45,255
Inventory	944,338	930,855
Other current assets	42,960	55,223
Total current assets	1,155,083	1,142,078
Property and equipment, net	308,357	313,717
Goodwill	535,925	537,791
Intangible assets, excluding goodwill, net	72,698	80,305
Other assets	25,351	25,116
Total assets	$2,097,414	$2,099,007
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$5,501	$96,082
Accounts payable	303,241	307,752
Accrued liabilities	180,287	166,527
Income taxes payable	2,144	2,233
Total current liabilities	491,173	572,594
Long-term debt	1,768,808	1,771,853
Other liabilities	30,022	20,140
Deferred income tax liabilities, net	75,967	98,036
Total liabilities	2,365,970	2,462,623
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 120,145 and 129,710 shares issued and 119,926 and 129,585 shares outstanding at September 30, 2018 and 2017, respectively	1,199	1,296
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated deficit	(179,764)	(283,076)
Accumulated other comprehensive loss, net of tax	(89,991)	(81,836)
Total stockholders’ deficit	(268,556)	(363,616)
Total liabilities and stockholders’ deficit	$2,097,414	$2,099,007

The accompanying notes are an integral part to these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Fiscal Years ended September 30, 2018, 2017 and 2016

(In thousands, except per share data)

	2018	2017	2016
Net sales	$3,932,565	$3,938,317	$3,952,618
Cost of goods sold	1,988,152	1,973,422	1,988,678
Gross profit	1,944,413	1,964,895	1,963,940
Selling, general and administrative expenses	1,484,209	1,463,619	1,465,643
Restructuring charges	33,615	22,679	-
Operating earnings	426,589	478,597	498,297
Interest expense	98,162	132,899	144,237
Earnings before provision for income taxes	328,427	345,698	354,060
Provision for income taxes	70,380	130,622	131,118
Net earnings	$258,047	$215,076	$222,942
Earnings per share:
Basic	$2.09	$1.56	$1.51
Diluted	$2.08	$1.56	$1.50
Weighted average shares:
Basic	123,190	137,533	147,179
Diluted	123,832	138,176	148,803

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Fiscal Years ended September 30, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016
Net earnings	$258,047	$215,076	$222,942
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(10,604)	19,299	(22,346)
Interest rate caps:
Changes in fair value	3,189	(1,772)	—
Income taxes related to changes in fair value	(740)	688	—
Other comprehensive income (loss), net of tax	(8,155)	18,215	(22,346)
Total comprehensive income	$249,892	$233,291	$200,596

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended September 30, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016
Cash Flows from Operating Activities:
Net earnings	$258,047	$215,076	$222,942
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	108,829	112,323	99,657
Share-based compensation expense	10,519	10,507	12,580
Amortization of deferred financing costs	3,832	3,264	3,255
Net loss on disposal and impairment of assets	181	8,464	495
Net loss on extinguishment of debt	876	27,981	33,296
Deferred income taxes	(20,538)	14,122	21,460
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(1,949)	702	936
Accounts receivable, other	2,743	(7,520)	4,697
Inventory	(16,450)	(16,343)	(31,397)
Other current assets	12,164	1,480	(17,194)
Other assets	48	(6,700)	(1,964)
Accounts payable and accrued liabilities	4,592	(18,779)	15,381
Income taxes payable	(221)	323	(4,331)
Other liabilities	9,988	(1,614)	(5,701)
Net cash provided by operating activities	372,661	343,286	354,112
Cash Flows from Investing Activities:
Payments for property and equipment	(86,507)	(89,666)	(151,220)
Proceeds from sales of property and equipment	369	41	2,531
Acquisitions, net of cash acquired	(9,175)	-	(26,141)
Net cash used by investing activities	(95,313)	(89,625)	(174,830)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	461,819	1,277,250	912,000
Repayments of long-term debt	(558,599)	(1,216,643)	(938,537)
Debt issuance costs	(1,151)	(8,376)	(12,748)
Payments for common stock repurchased	(166,701)	(346,873)	(209,072)
Proceeds from exercises of stock options	1,350	17,339	16,220
Net cash used by financing activities	(263,282)	(277,303)	(232,137)
Effect of foreign exchange rate changes on cash and cash equivalents	(530)	779	(561)
Net increase (decrease) in cash and cash equivalents	13,536	(22,863)	(53,416)
Cash and cash equivalents, beginning of period	63,759	86,622	140,038
Cash and cash equivalents, end of period	$77,295	$63,759	$86,622
Supplemental Cash Flow Information:
Interest paid	$90,077	$141,883	$138,956
Income taxes paid	$70,253	$114,553	$123,738
Capital expenditures incurred but not paid	$15,315	$8,367	$3,757

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

Fiscal Years ended September 30, 2018, 2017 and 2016

(In thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Loss	Deficit
Balance at September 30, 2015	151,452	$1,515	$-	$(218,670)	$(2,961)	$(77,705)	$(297,821)
Net earnings	-	-	-	222,942	-	-	222,942
Other comprehensive loss	-	-	-	-	-	(22,346)	(22,346)
Repurchases and cancellations of common stock	(7,950)	(79)	(28,361)	(181,833)	2,961	-	(207,312)
Share-based compensation	131	1	12,579	-	-	-	12,580
Stock issued for stock options	938	9	15,782	-	-	-	15,791
Balance at September 30, 2016	144,571	1,446	-	(177,561)	-	(100,051)	(276,166)
Net earnings	-	-	-	215,076	-	-	215,076
Other comprehensive income, net of tax	-	-	-	-	-	18,215	18,215
Repurchases and cancellations of common stock	(16,072)	(161)	(25,299)	(320,591)	-	-	(346,051)
Share-based compensation	122	1	10,506	-	-	-	10,507
Stock issued for stock options	964	10	14,793	-	-	-	14,803
Balance at September 30, 2017	129,585	1,296	-	(283,076)	-	(81,836)	(363,616)
Net earnings	-	-	-	258,047	-	-	258,047
Other comprehensive income, net of tax	-	-	-	-	-	(8,155)	(8,155)
Repurchases and cancellations of common stock	(9,987)	(100)	(11,866)	(154,735)	-	-	(166,701)
Share-based compensation	178	2	10,517	-	-	-	10,519
Stock issued for stock options	150	1	1,349	-	-	-	1,350
Balance at September 30, 2018	119,926	$1,199	$-	$(179,764)	$-	$(89,991)	$(268,556)

The accompanying notes are an integral part of these consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

1.Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared on a going concern basis of accounting. Each quarter, management evaluates, based on relevant conditions and events, our ability to continue as a going concern for at least one year after the financial statements are issued. Based on management’s assessment, we have concluded that substantial doubt does not exist about our ability to continue as a going concern of the date the consolidated financial statements were issued.

Certain segment amounts for prior fiscal years have been reclassified to conform to the current fiscal year’s presentation, in connection with the retroactive adoption of two new accounting pronouncements in the current fiscal year. See Note 3 below for additional information.

2.Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to interpret and apply accounting standards and to develop and follow accounting policies consistent with such standards. The following is a summary of the significant accounting policies used in preparing our consolidated financial statements.

Use of Estimates

In accordance with GAAP, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities in the consolidated financial statements. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents generally represent highly liquid investments purchased from time to time which have an original maturity of three months or less. These investments are stated at cost, which approximates fair value. In addition, cash equivalents include proceeds due from customer credit and debit cards and third-party online payment systems transactions, which generally settle within one to three days, and were $26.0 million and $20.5 million at September 30, 2018 and 2017, respectively.

Trade Accounts Receivable and Accounts Receivable, Other

Trade accounts receivable are recorded at the values invoiced to customers and are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts requires us to estimate the future collectability of amounts receivable at the balance sheet date. We record allowances for doubtful accounts on the basis of our historical collection data and current customer information. Customer account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. In our consolidated statements of earnings, bad debt expense is included in selling, general and administrative expenses. The allowance for doubtful accounts was $1.8 million and $1.0 million at September 30, 2018 and 2017, respectively.

Other accounts receivable consist primarily of amounts earned from vendors under various contractual agreements and are recorded at the amounts that we estimate will be collected.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

Inventory and Cost of Goods Sold

Inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. Inventory cost reflects actual product costs, the cost of transportation to our distribution centers and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. When assessing the net realizable value of inventory, we consider several factors including estimates of future demand for our products, historical turn-over rates, the age and sales history of the inventory, and historic and anticipated changes in stock keeping units.

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

Cost of goods sold include actual product costs, the cost of transportation to our distribution centers, operating cost associated with our distribution centers (including employee compensation expense, depreciation and amortization, rent and other occupancy-related expenses), vendor rebates and allowances, inventory shrinkage and certain shipping and handling costs, such as freight from the distribution centers to the stores. All other shipping and handling costs are included in selling, general and administrative expenses when incurred.

We deem cash consideration received from a supplier to be a reduction of the cost of goods sold, unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by us in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of inventory and a subsequent reduction in cost of goods sold as the related products are sold.

Lease Accounting

The majority of our lease agreements are for company-operated stores, warehouse/distribution facilities and office space and are accounted for as operating leases. Rent expense (including any rent abatements or escalation charges) is recognized on a straight-line basis from the date we take possession of the property to begin preparation of the site for occupancy to the end of the lease term, including renewal options that are considered reasonably assured. Certain lease agreements to which we are a party provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. We record a contingent rent liability, along with the corresponding rent expense, when the specified levels of revenue have been achieved or when we determine that achieving the specified levels of revenue during the fiscal year is probable.

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

Fiscal Years ended September 30, 2018, 2017 and 2016

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

Based on our assessments, after taking into account potential triggering events, there was no material impairment of goodwill or intangible assets with indefinite lives recognized in our consolidated financial statements in the current or prior fiscal years presented. Based on our quantitative test of goodwill, each of our reporting units passed by a significant margin in the periods presented.

Self-Insurance Programs

We retain a substantial portion of the risk related to certain of our workers’ compensation, general and auto liability, and property damage insurable loss exposure. Predetermined loss limits have been arranged with insurance companies to limit our exposure per occurrence and aggregate cash outlay. In addition, certain of our employees and their dependents are covered by a self-insurance program for healthcare benefit purposes (the “healthcare plan”). We maintain an annual stop-loss insurance policy for the healthcare plan.

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

Revenue Recognition

We measure revenue in connection with each sale of goods and services to a customer based on the consideration we expect to earn in exchange for each of those goods and services and we recognize revenue when we satisfy each performance obligation by transferring the promised goods and services to the customer. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and are excluded from revenue. Sales returns are estimated based on historical return rates.

Advertising Costs

Advertising costs relate mainly to print advertisements, digital marketing, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs were $83.4 million, $82.0 million and $93.0 million for the fiscal years 2018, 2017 and 2016, respectively, and are included in selling, general and administrative expenses in our consolidated statements of earnings.

Share-based Compensation

We measure the cost of services received from our employees and directors in exchange for an award of equity instruments based on the fair value of the award on the date of grant. Service-based stock option awards are valued using the Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant. Performance-based restricted stock units (“performance units”), and service-based restricted stock awards (“RSA” or “RSAs”) and restricted stock units (“RSU” or “RSUs”) are valued using the closing market price of our common stock on the date of grant. Stock options have a maximum term of ten years.

The fair value of the service-based awards is expensed on a straight-line basis over the vesting period (generally three to four years for stock options, three to four years for RSAs and one year for RSUs) or, for stock options and

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

RSAs, to the date a participant becomes eligible for retirement, if earlier. The fair value of the performance units are expensed over the requisite performance period (generally three years).

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

Our intangible assets subject to amortization include customer relationships, certain distribution rights and non-competition agreements, and are amortized, on a straight-line basis, typically between periods of two to 13 years. Such amortization periods are based on the estimated useful lives of the assets and take into account the terms of any underlying agreements, but do not generally reflect all renewal terms contractually available to us.

Income Taxes

We recognize deferred income taxes for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are anticipated to be recovered or settled. The effect on deferred taxes of a change in income tax rates is recognized in the consolidated statements of earnings in the period of enactment. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount expected to be realized unless it is more-likely-than-not that such assets will be realized in full. The estimated tax benefit of an uncertain tax position is recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

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

3.Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Income Taxes, which

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

requires that deferred tax assets, net of related valuation allowances, and deferred tax liabilities be reported as noncurrent in a classified balance sheet. We adopted the new standard effective October 1, 2017 using the retrospective transition method. Accordingly, the adoption of ASU No. 2015-17 resulted in a decrease in current deferred income tax assets of $28.4 million, a decrease in current deferred income tax liabilities, included in accrued liabilities, of $2.0 million, a net increase in noncurrent deferred income tax assets, included in other assets, of $4.3 million and a net decrease in noncurrent deferred income tax liabilities of $22.1 million in our previously reported consolidated balance sheet as of September 30, 2017.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) which is intended to better align an entity’s risk management activities and its financial reporting for hedging relationships. ASU 2017-12 will change both the designation and measurement guidance for a qualifying hedging relationship and the presentation of the impact of the hedging relationship on the entity’s financial statements. In addition, ASU 2017-12 contains targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness and eliminates the requirement for an entity to separately measure and report hedge ineffectiveness. As permitted, we adopted the provisions of ASU 2017-12 in the fourth quarter of our fiscal year ended September 30, 2018. At the time of adoption, we did not hold any non-designated derivatives that were eligible for hedge accounting, and as such its adoption did not have an impact on our consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (codified as Accounting Standards Codification (“ASC”) Topic 606) which supersedes ASC Topic 605, Revenue Recognition. Two core principles of the new guidance are that (a) an entity should measure revenue in connection with its sale of goods and services to a customer based on the consideration the entity expects to earn under the contract in exchange for each of those goods and services and (b) an entity should recognize revenue when/as it satisfies each performance obligation under the contract by transferring the promised goods and services to the customer. The new standard must be adopted using either the retrospective or the modified retrospective transition method. We will adopt the new standard in the first quarter of fiscal year 2019 using the modified retrospective transition method. Upon adoption of ASU 2014-09 other current assets and accrued liabilities will increase approximately $2.6 million as a result of grossing up estimated product returns. The standard will not have a material effect on our consolidated results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. Under the new guidance, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under prior rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have not yet adopted this accounting pronouncement. We have completed a preliminary assessment of the potential impact of adopting ASU 2016-02 on our consolidated financial statements. At September 30, 2018, adoption of

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

ASU 2016-02 would result in recognition of a right-of-use asset in the estimated amount of approximately $525.0 million and a lease liability for a similar amount in our consolidated balance sheet. We do not believe adoption of ASU 2016-02 will have a material impact on our consolidated statements of earnings or cash flows. The amount of the right-of-use asset and the lease liability we ultimately recognize may materially differ from this preliminary estimate, including as a result of future organic growth in our business and potential acquisitions.

4.Fair Value Measurements

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

Level 3 - Unobservable inputs for the asset or liability.

Fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows (in thousands):

		As of September 30, 2018	As of September 30, 2017
Assets
Foreign exchange contracts	Level 2	$-	$779
Interest rate caps	Level 2	8,367	5,178
Total assets		$8,367	$5,957
Liabilities
Foreign exchange contracts	Level 2	$-	$207

Other fair value disclosures

The fair value for foreign exchange contracts and interest rate caps were measured using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market foreign currency exchange rates and market interest rates.

		As of September 30, 2018		As of September 30, 2017
		Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes	Level 1	950,000	911,490	$950,000	$973,750
Other long-term debt	Level 2	845,383	824,951	941,480	946,180
Total debt		$1,795,383	$1,736,441	$1,891,480	$1,919,930

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

The fair value of the senior notes was measured using unadjusted quoted market prices. The fair value of other long-term debt was measured using quoted market prices for similar debt securities in active markets or widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates.

5.Accumulated Stockholders’ Deficit

In August 2017, we announced that the Board approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2021 (the “2017 Share Repurchase Program”) and terminated the 2014 Share Repurchase Program. During the fiscal years ended September 30, 2018, 2017 and 2016, we repurchased and subsequently retired approximately 10.0 million shares, 16.1 million shares and 7.8 million shares of our common stock at a cost of approximately $165.9 million, $346.1 million and $207.3 million, respectively, under the 2017 Share Repurchase Program and the 2014 Share Repurchase Program (prior to termination of the 2014 Share Repurchase Program in August 2017). We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to such repurchases, we recorded the excess in accumulated deficit. We funded these share repurchases with cash from operations and borrowings under the ABL facility, as appropriate.

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Total
Balance at September 30, 2016	$(100,051)	$-	$(100,051)
Other comprehensive income (loss) before reclassifications, net of tax	19,299	(1,084)	18,215
Balance at September 30, 2017	(80,752)	(1,084)	(81,836)
Other comprehensive income (loss) before reclassifications, net of tax	(10,604)	2,449	(8,155)
Balance at September 30, 2018	$(91,356)	$1,365	$(89,991)

6.Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2018	2017	2016
Net earnings	$258,047	$215,076	$222,942
Weighted average basic shares	123,190	137,533	147,179
Dilutive securities:
Stock option and stock award programs	642	643	1,624
Weighted average diluted shares	123,832	138,176	148,803
Earnings per share:
Basic	$2.09	$1.56	$1.51
Diluted	$2.08	$1.56	$1.50

At September 30, 2018, 2017 and 2016, options to purchase approximately 5.2 million, 4.5 million and 1.1 million  shares, respectively, of our common stock were outstanding but not included in the computation of diluted earnings per share, because these options were anti-dilutive.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

7.Share-Based Payments

The following table presents total compensation cost included in selling, general and administrative expenses for all share-based compensation arrangements, and the related income tax benefits recognized in our consolidated statement of earnings (in thousands):

	Year ended September 30,
	2018	2017	2016
Share-based compensation expense	$10,519	$10,507	$12,580
Income tax benefit related to share-based compensation expense	$3,013	$3,918	$4,816

Performance-Based Awards

During the fiscal year ended September 30, 2018, 2017 and 2016 we granted approximately 215 thousand, 146 thousand and 152 thousand performance units (“target units”) with a weighted average fair value per unit at the date of grant of $17.42, $25.53 and $23.45, respectively. Performance units represent our unsecured obligations to issue shares of our common stock. Under the terms of these awards, a grantee may earn from 0% to 200% of his or her target units, with the ultimate number of units earned upon settlement (and expense recognized) dependent on our level of achievement with respect to certain specified cumulative performance targets during the three-year period specified in each award (the “performance period”) and satisfaction of the employee service condition.

The following table presents a summary of the activity for our performance unit awards assuming 100% payout:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2017	197	$24.50	1.5
Granted	215	17.42
Vested	—	—
Forfeited	(63)	20.51
Unvested at September 30, 2018	349	$20.88	1.3

The maximum compensation expense to be potentially recognized in connection with all outstanding performance unit awards is approximately $14.6 million, including $2.2 million of cumulative expense recognized on or prior to September 30, 2018.

Service-Based Awards

Stock Option Awards

During the fiscal years ended September 30, 2018, 2017 and 2016, we granted approximately 1.2 million, 1.5 million and 1.5 million stock options, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2017	5,211	$24.12	5.6	$3,867
Granted	1,220	17.23
Exercised	(150)	8.98
Forfeited or expired	(876)	23.80
Outstanding at September 30, 2018	5,405	$23.04	5.4	$3,161
Exercisable at September 30, 2018	4,309	$23.87	4.7	$2,203

The following table summarizes additional information about stock options outstanding at September 30, 2018 under our share-based compensation plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number of Options Exercisable (in Thousands)	Weighted Average Exercise Price
$5.24 – 19.99	1,556	6.9	$16.48	802	$15.89
$20.00 – 24.99	1,312	4.9	23.46	1,312	23.46
$25.00 – 31.58	2,537	4.9	26.83	2,195	27.03
Total	5,405	5.4	$23.04	4,309	$23.87

The weighted average assumptions used in the Black-Scholes model relating to the valuation of our stock options are as follows:

	Year ended September 30,
	2018	2017	2016
Expected life (in years)	5.0	5.0	5.0
Expected volatility for the Company’s common stock	27.4%	25.3%	27.2%
Risk-free interest rate	2.1%	1.3%	1.5%
Dividend yield	0.0%	0.0%	0.0%

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

The weighted average fair value per share at the date of grant of the stock options awarded during the fiscal years 2018, 2017 and 2016 was $4.84, $6.37 and $6.32, respectively. The aggregate fair value of stock options that vested during the fiscal years 2018, 2017 and 2016 was $7.7 million, $13.1 million and $16.5 million, respectively.

The aggregate intrinsic value of options exercised during the fiscal years 2018, 2017 and 2016 was $1.3 million, $7.7 million and $11.0 million, respectively. The total cash received during the fiscal years 2018, 2017 and 2016 from these option exercises was $1.4 million, $17.3 million and $16.2 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $0.3 million, $2.9 million and $3.7 million, respectively.

At September 30, 2018, approximately $5.0 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 1.7 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

RSAs

During the fiscal years ended September 30, 2018, 2017 and 2016, we granted approximately 326 thousand, 35 thousand and 40 thousand RSAs with a weighted average fair value per share at the date of grant of $16.98, $23.79 and $25.35, respectively. An RSA is an award of shares of our common stock that have full voting and dividend rights but are restricted with regard to sale or transfer. These restrictions lapse ratably over a specified period of time (generally three to four years). RSAs are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing, subject to certain retirement provisions contained in the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan (the “2010 Plan”).

The following table presents a summary of the activity for our RSAs:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2017	125	$26.00	1.3
Granted	326	16.98
Vested	(172)	22.59
Forfeited	(60)	19.71
Unvested at September 30, 2018	219	$16.98	2.1

At September 30, 2018, approximately $3.2 million of total unrecognized compensation costs related to unvested RSAs are expected to be recognized over the weighted average period of 2.1 years.

RSUs

As of September 30, 2018, we have granted RSU awards only to our non-employee directors. During the fiscal years ended September 30, 2018, 2017 and 2016, we granted approximately 75 thousand, 42 thousand and 28 thousand RSUs with a weighted average fair value per unit at the date of grant of $17.32, $25.09 and $24.10, respectively. RSUs represent our unsecured promise to issue shares of our common stock. Unless forfeited prior to the vesting date, RSUs are converted into shares of our common stock generally on the vesting date. An independent director who receives an RSU award may elect, upon receipt of such award, to defer until a later date delivery of the shares of our common stock that would otherwise be issued on the vesting date. RSUs granted prior to the fiscal year 2012, are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates. RSUs are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the units. Participants have no voting rights with respect to unvested RSUs. Under the 2010 Plan, we may settle the vested deferred stock units with shares of our common stock or in cash.

The following table presents a summary of the activity for our RSUs:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2017	-	$-	-
Granted	75	17.32
Vested	(68)	17.31
Forfeited	(7)	17.42
Unvested at September 30, 2018	-	$-	-

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

At September 30, 2018, all RSUs previously awarded have vested and there are no unrecognized compensation costs in connection therewith.

8.Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30,
	2018	2017
Land	$11,130	$11,196
Buildings and building improvements	64,251	64,191
Leasehold improvements	274,848	259,618
Furniture, fixtures and equipment	569,149	524,773
Total property and equipment, gross	919,378	859,778
Less accumulated depreciation and amortization	$(611,021)	(546,061)
Total property and equipment, net	$308,357	$313,717

Depreciation expense for the fiscal years 2018, 2017 and 2016 was $97.2 million, $99.2 million and $86.3 million, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings.

9.Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the fiscal years 2018 and 2017 are as follows (in thousands):

	SBS	BSG	Total
Balance at September 30, 2016	$79,542	$453,172	$532,714
Foreign currency translation	3,128	1,949	5,077
Balance at September 30, 2017	$82,670	$455,121	$537,791
Acquisitions	329	716	1,045
Foreign currency translation	(1,782)	(1,129)	(2,911)
Balance at September 30, 2018	$81,217	$454,708	$535,925

The following table provides the carrying value for intangible assets with indefinite lives, excluding goodwill, and the gross carrying value and accumulated amortization for intangible assets subject to amortization by operating segment at September 30, 2018 and 2017 (in thousands):

	September 30, 2018			September 30, 2017
	SBS	BSG	Total	SBS	BSG	Total
Intangible assets with indefinite lives:
Trade names	$20,643	$23,600	$44,243	$18,455	$26,280	$44,735
Intangible assets subject to amortization:
Gross carrying amount	30,891	130,288	161,179	28,544	128,576	157,120
Accumulated amortization	(24,432)	(108,292)	(132,724)	(20,190)	(101,360)	(121,550)
Net book value	6,459	21,996	28,455	8,354	27,216	35,570
Total intangible assets, excluding goodwill, net	$27,102	$45,596	$72,698	$26,809	$53,496	$80,305

Amortization expense totaled $11.7 million, $13.1 million and $13.3 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings. See Note 16 for additional information about acquisitions completed in the fiscal year ended September 30, 2018.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

As of September 30, 2018, future amortization expense related to intangible assets subject to amortization is estimated as follows (in thousands):

Fiscal Year:
2019	$11,124
2020	8,325
2021	4,674
2022	2,172
2023	1,054
Thereafter	1,106
$28,455

The weighted average remaining amortization period for intangible assets subject to amortization is approximately 3.5 years.

10.Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2018	2017
Compensation and benefits	$61,182	$59,838
Interest payable	23,008	19,623
Deferred revenue	18,450	20,588
Loss contingency obligation	14,294	6,359
Rental obligations	12,129	15,283
Insurance reserves	4,816	5,322
Property and other taxes	4,607	4,787
Operating accruals and other	41,801	34,727
Total accrued liabilities	$180,287	$166,527

11.Commitments and Contingencies

Lease Commitments

Our leases relate primarily to retail stores and warehousing properties. At September 30, 2018, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows (in thousands):

Fiscal Year:
2019	$181,851
2020	145,414
2021	111,053
2022	73,908
2023	42,574
Thereafter	46,270
$601,070

Certain of our leases require us to pay a portion of real estate taxes, insurance, maintenance and special assessments assessed by the lessor. Also, certain of our leases include renewal options and escalation clauses. Aggregate rental expense for all operating leases amounted to $249.8 million, $242.0 million and $231.0 million for the fiscal years 2018, 2017 and 2016, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

Contingencies

Legal Proceedings

The Company is, from time to time, involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Other Contingencies

As previously disclosed, we experienced data security incidents during the fiscal years 2014 and 2015 (together, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (“malware”) on our information technology systems, including our point-of-sale systems that may have placed at risk certain payment card data for some transactions. The costs that we have incurred to date in connection with the data security incidents include assessments by payment card networks, professional advisory fees and legal fees relating to investigating and remediating the data security incidents.

During the fiscal year ended September 30, 2018, we received an assessment from a payment card network in connection with the data security incidents and recognized $7.9 million of expenses.  The assessment is based on the network’s claims against the Company’s acquiring banks for costs that it asserts its issuing banks incurred in connection with the data security incidents, including incremental counterfeit fraud losses and non-ordinary course operating expenses, such as card reissuance costs. Our estimated probable loss related to the claims made by payment card networks in connection with the data security incidents is based on currently available information. We dispute the validity of the payment card network’s claims and intend to contest them vigorously.

During the fiscal year 2017, we entered into agreement pursuant to which all existing claims and assessments by certain payment card networks were settled. For the fiscal year 2016, we recognized $14.6 million of expenses in connection with these data security incidents.

We expect to incur additional costs and expenses related to the data security incidents in the future. These costs and expenses may result from potential additional liabilities to other payment card networks, governmental or third-party investigations, proceedings or litigation and legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. While we do not anticipate these additional costs and expenses or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs and expenses could be significant.

We provide healthcare benefits to most of our full-time employees. We are largely self-funded for the cost of the healthcare plan (including healthcare claims) primarily in the U.S., other than certain fees and out-of-pocket expenses paid by our employees. In addition, we retain a substantial portion of the risk related to certain workers’ compensation, general liability, and automobile and property insurance. We record an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date. The discounted estimated liability is included in accrued liabilities (current portion) and other liabilities (long-term portion) in our consolidated balance sheets. We carry insurance coverage in such amounts in excess of our self-insured retention that we believe to be reasonable.

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, the data security incidents and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. We have no significant liabilities for loss contingencies at September 30, 2018 and 2017, except as disclosed above.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

12.Short-term Borrowings and Long-Term Debt

Details of long-term debt (which is reported at amortized cost) are as follows (dollars in thousands):

	September 30,
	2018	2017	Interest Rates
ABL facility	$—	$90,000	(i) Prime plus (0.25% to 0.50%) or; (ii) LIBOR plus (1.25% to 1.50%)
Term loan B:
Variable-rate tranche	544,500	550,000	LIBOR plus 2.25%
Fixed-rate tranche	300,000	300,000	4.500%
Senior notes due Nov. 2023	200,000	200,000	5.500%
Senior notes due Dec. 2025	750,000	750,000	5.625%
Total	$1,794,500	$1,890,000
Plus: capital lease obligations	883	1,480
Less: unamortized debt issuance costs and premium, net	21,074	23,545
Total debt	$1,774,309	$1,867,935
Less: current maturities	5,501	96,082
Total long-term debt	$1,768,808	$1,771,853

Maturities of our long-term debt, excluding capital leases, are as follows at September 30, 2018 (in thousands):

Twelve months ending September 30:
2019	$5,500
2020	5,500
2021	5,500
2022	5,500
2023	5,500
Thereafter	1,767,000
Total	$1,794,500

In July 2017, Sally Holdings and Sally Capital Inc. (collectively, the “Issuers” or “Borrowers”), both indirectly wholly-owned subsidiaries of the Company, the Borrowers entered into a seven-year term loan pursuant to which they borrowed $850 million (the “term loan B”). We used the net proceeds from the term loan B (approximately $845.8 million), as well as existing cash balances and borrowings under the ABL facility in the amount of $33.5 million, to (i) redeem $850.0 million aggregate outstanding principal amount of our senior notes due 2022 at a premium, plus accrued and unpaid interest and (ii) pay fees and expenses incurred in connection with the origination of the term loan B and redemption of the senior notes due 2022. In connection with our redemption of our senior notes due 2022, we recorded a loss on extinguishment of debt in the amount of approximately $27.6 million, including a redemption premium in the amount of approximately $24.4 million and unamortized deferred financing costs of approximately $8.0 million, partially offset by the write-off of unamortized premium of $4.8 million. In connection with the term loan B, we incurred and capitalized financing costs of approximately $6.9 million which are being amortized over the term of the term loan B using the effective interest method.

The term loan B consists of a variable-rate tranche in the amount of $550 million which bears interest at LIBOR plus 2.25% or, at the option of the Borrowers, at an alternate base rate plus 1.25%, and a fixed-rate tranche in the amount of $300 million which bears interest at 4.50%. The agreement governing the term loan B contains a customary covenant package substantially consistent with the indentures governing our senior notes. Borrowings under the term loan B are secured by a first-priority lien in and upon substantially all of the assets of the Company and its domestic subsidiaries other than the accounts, inventory (and the proceeds thereof) and other assets that secure the ABL facility on a first priority basis. In addition, the variable-rate tranche contains provisions requiring quarterly repayments of principal in an amount equal to 0.25% of the original amount for the variable-rate tranche.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

The term loan B matures on July 5, 2024. Interest is payable monthly on the variable-rate tranche and quarterly on the fixed rate tranche.

Additionally, in March 2018, the Borrowers entered into an Amendment No. 1 with respect to our term loan B pursuant to which the interest rate spread on the variable-rate tranche was reduced by 25 basis points to LIBOR plus 2.25%. In connection with the amendment, we incurred and capitalized financing costs of approximately $1.0 million. This amount is reported as a deduction from the term loan B and is being amortized over the term of the term loan B using the effective interest method. Additionally, we recorded a loss on extinguishment of debt in the amount of approximately $0.9 million, including cost resulting from certain creditors exiting the loan syndication.

Furthermore, in July 2017, we entered into an amended and restated $500 million, five-year asset-based senior secured loan facility (the “ABL facility”). In connection with our modification of the ABL facility, we recorded a loss on extinguishment of debt in the amount of approximately $0.4 million, and incurred and capitalized additional financing costs of approximately $1.5 million. The availability of funds under the ABL facility is subject to a customary borrowing base comprised of: (i) a specified percentage of our eligible credit card and trade accounts receivable (as defined therein) and (ii) a specified percentage of our eligible inventory (as defined therein), and reduced by (iii) certain customary reserves and adjustments and by certain outstanding letters of credit. The ABL facility includes a $25.0 million Canadian sub-facility for our Canadian operations. The terms of the new ABL facility are substantially the same as those of the predecessor ABL facility, except for an extension of the maturity to July 6, 2022, improved pricing, a relaxation of the restrictions on Sally Holdings’ ability to make Restricted Payments, as defined in the ABL facility, and certain other improved terms. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables (and related general intangibles and other property) of our domestic subsidiaries (and, in the case of borrowings under the Canadian sub-facility, such assets of our Canadian subsidiaries and, solely with respect to borrowings by SBH Finance B.V., intercompany notes owed to SBH Finance B.V. by our foreign subsidiaries). In addition, the terms of the ABL facility contain a commitment fee of 0.20% on the unused portion of the facility. The ABL facility is pre-payable, and the commitments thereunder may be terminated, in whole or in part at any time without penalty or premium. At September 30, 2018, we had $481.3 million available for borrowing under the ABL facility, including the Canadian sub-facility.

At September 30, 2018 and 2017, unamortized debt issuance costs of $17.2 million and $19.4 million, respectively, related to our senior notes and term loan B, are reported as a deduction from the related long-term debt obligations on our consolidated balance sheets. In addition, unamortized debt issuance costs related to the ABL facility of $1.6 million and $2.0 million, at September 30, 2018 and 2017, respectively, are reported in other assets in our consolidated balance sheets.

The senior notes due 2023 and the senior notes due 2025, which we refer to collectively as “the senior notes due 2023 and 2025,” are unsecured obligations of the Issuers and are jointly and severally guaranteed by Sally Beauty Holdings, Inc. and Sally Investment, and by each material domestic subsidiary of the Company. Interest on the senior notes due 2023 and 2025 is payable semi-annually, during the Company’s first and third fiscal quarters. Please see Note 18 for certain condensed financial statement data pertaining to Sally Beauty Holdings, Inc., the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

The agreements and instruments governing the debt of Sally Holdings and its subsidiaries contain material limitations on our ability to pay dividends and other restricted payments.

The ABL facility and the indentures governing the senior notes due 2023 and 2025 contain other covenants regarding restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2018, all the net assets of our consolidated subsidiaries were unrestricted from transfer under our credit arrangements.

At September 30, 2018 and 2017, we had no off-balance sheet financing arrangements other than obligations under operating leases and letters of credit (related to inventory purchases and self-insurance programs) in the aggregate amount of $18.7 million and $20.4 million, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

13.Derivative Instruments and Hedging Activities

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

In addition, from time to time we use interest rate derivatives (including interest rate caps and swaps) as part of our overall risk management strategy to add stability to the interest payments due in connection with our debt obligations. At September 30, 2018, our exposure to interest rate fluctuations relates to interest payments under the ABL facility and the variable-rate tranche of the term loan B. In connection with the variable-rate tranche of its term loan B, we use interest rate caps to partially mitigate our exposure to potential significant interest rate increases.

As of September 30, 2018, we did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”). The interest rate caps are made up of individual caplets that expire monthly through June 30, 2023 and are designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate caps are recorded quarterly, net of income tax, and are included in AOCL. Over the next 12 months, we expect to reclassify approximately $0.2 million in to interest expense, which represents the original value of the expiring caplets.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets (in thousands):

	Asset Derivatives			Liability Derivatives
		September 30,			September 30,
	Classification	2018	2017	Classification	2018	2017
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	$8,367	$5,178	N/A	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	—	779	Accrued liabilities	—	207
		$8,367	$5,957		$—	$207

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

The table below presents the effect of our derivative financial instruments on our consolidated statements of earnings and consolidated statements of comprehensive income, as appropriate, for the fiscal years ended September 30, 2018, 2017 and 2016 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	Fiscal year ended September 30,			Fiscal year ended September 30,
	2018	2017	2016	2018	2017	2016
Interest rate caps	$2,449	$(1,084)	$—	$—	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Classification of Gain or (Loss) Recognized into Income	Fiscal year ended September 30,
		2018	2017	2016
Foreign exchange contracts	Selling, general and administrative expenses	$1,566	$(2,791)	$(1,051)

14. 401(k) and Profit Sharing Plan

We sponsor the Sally Beauty 401(k) and Profit Sharing Plan (the “401(k) Plan”), which is a qualified defined contribution plan. The 401(k) Plan covers our U.S.-based employees who meet certain eligibility requirements and who are not members of a collective bargaining unit. Under the terms of the 401(k) Plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the 401(k) Plan and by the U.S. Internal Revenue Code. We currently match a portion of employee contributions to the plan. We recognized expense of $6.5 million, $7.1 million and $7.1 million in the fiscal years ended September 30, 2018, 2017 and 2016, respectively, related to such matching contributions and these amounts are included in selling, general and administrative expenses in our consolidated statements of earnings.

In addition, pursuant to the 401(k) Plan, we may elect to make voluntary profit sharing contributions to the accounts of eligible employees as determined by the Compensation Committee of the Board. We recognized expense of $2.6 million in the fiscal years ended September 30, 2016 related to such profit sharing contributions and this amount is included in selling, general and administrative expenses in our consolidated statements of earnings. During the fiscal year ended September 30, 2018 and 2017, we did not make a profit sharing contribution to the 401(k) Plan.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

15.Income Taxes

On December 22, 2017, the U.S. enacted comprehensive amendments to the Internal Revenue Code of 1986 (“U.S. Tax Reform”). Among other things, U.S. Tax Reform (a) reduced the federal statutory tax rate for corporate taxpayers, (b) provided for a deemed repatriation of undistributed foreign earnings by U.S. taxpayers and made other fundamental changes on how foreign earnings will be taxed by the U.S. and (c) otherwise modified corporate tax rules in significant ways. In accordance with ASC Topic No. 740, Income Taxes, entities must revalue their deferred income taxes considering the new tax rates and recognize any impact of the deemed repatriation of undistributed foreign earnings on their financial statements based on the enacted tax law.

In December 2017, the SEC provided guidance allowing registrants to record provisional amounts, during a specified measurement period, when the necessary information is not available, prepared or analyzed in reasonable detail to account for the impact of U.S. Tax Reform. Accordingly, we have reported the revaluation of deferred income taxes and the impact of the deemed repatriation on our consolidated financial statements based on provisional amounts. Specifically, in the fiscal year ended September 30, 2018, we recognized a provisional income tax benefit of $37.7 million in connection with the revaluation of our deferred income tax assets and liabilities, including $2.7 million of benefit related to the adoption of income tax method changes, and a provisional income tax charge of $11.7 million for federal and state income taxes, including $10.6 million payable beyond one year, related to accumulated but undistributed earnings of our foreign operations.

For the fiscal year ending September 30, 2018, our U.S. federal statutory tax rate is 24.5% and, for fiscal years after that, 21.0%. Among the factors that could affect the accuracy of our provisional amounts is uncertainty about the statutory tax rate applicable to our deferred income tax assets and liabilities, since the actual rate will be dependent on the timing of realization or settlement of such assets and liabilities. At September 30, 2018, we estimated the dates when such realization or settlement would occur. The actual dates when such realization or settlement occurs may be significantly different from our estimates, which could result in the ultimate revaluation of our deferred income taxes to be different from our provisional amounts. In addition, there is uncertainty about the impact of expected U.S. Internal Revenue Service (“IRS”) guidance intended to interpret the most complex provisions of U.S. Tax Reform. Our liability for federal and state income taxes applicable to undistributed earnings of our foreign operations may be materially different from our provisional amount as a result of such future IRS guidance and interpretation and in connection with estimates related to the amount of undistributed foreign earnings and cash balances.

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

We are currently assessing the potential additional impact of U.S. Tax Reform on our business and consolidated financial statements. Additional IRS guidance and interpretation is expected beyond September 30, 2018.  As such, we now expect to complete the assessment of potential additional impact during the first quarter of fiscal year 2019.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

The provision for income taxes for the fiscal years 2018, 2017 and 2016 consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2018	2017	2016
Current:
Federal	$68,608	$97,332	$87,088
Foreign	11,039	10,394	8,795
State	11,344	8,700	13,816
Total current portion	90,991	116,426	109,699
Deferred:
Federal	(26,001)	14,559	20,915
Foreign	1,868	(2,314)	(932)
State	3,522	1,951	1,436
Total deferred portion	(20,611)	14,196	21,419
Total provision for income taxes	$70,380	$130,622	$131,118

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Fiscal Year Ended September 30,
	2018	2017	2016
U.S. federal statutory income tax rate	24.5%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	2.2	2.9
Effect of foreign operations	0.6	0.3	(0.4)
Deferred tax revaluation, including adoption of income tax method changes	(11.5)	—	—
Deemed repatriation tax	3.6	—	—
Other, net	1.0	0.3	(0.5)
Effective tax rate	21.4%	37.8%	37.0%

The tax effects of temporary differences that give rise to our deferred tax assets and liabilities are as follows (in thousands):

	At September 30,
	2018	2017
Deferred tax assets attributable to:
Foreign loss carryforwards	$28,612	$41,267
Accrued liabilities	15,676	19,695
Share-based compensation expense	10,762	16,057
U.S. foreign tax credits	8,807	—
Unrecognized tax benefits	322	571
Inventory adjustments	—	6,602
Other	442	2,214
Total deferred tax assets	64,621	86,406
Valuation allowance	(40,906)	(42,379)
Total deferred tax assets, net	23,715	44,027
Deferred tax liabilities attributable to:
Depreciation and amortization	92,531	133,264
Inventory adjustments	673	—
Total deferred tax liabilities	93,204	133,264
Net deferred tax liability	$69,489	$89,237

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

We believe that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. We have recorded a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carry-forwards.

Domestic earnings before provision for income taxes were $300.4 million, $332.5 million and $327.1 million in the fiscal years 2018, 2017 and 2016, respectively. Foreign operations had earnings before provision for income taxes of $28.0 million, $13.2 million and $27.0 million in the fiscal years 2018, 2017 and 2016, respectively.

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

As of September 30, 2018, no deferred taxes have been provided on the accumulated undistributed earnings of our foreign operations beyond the amounts recorded for deemed repatriation of such earnings, as required by U.S. Tax Reform.  An actual repatriation of earnings from our foreign operations could still be subject to additional foreign withholding taxes and U.S. state taxes. Based upon evaluation of our foreign operations, undistributed earnings are intended to remain permanently reinvested to finance anticipated future growth and expansion, and accordingly, deferred taxes have not been provided. If undistributed earnings of our foreign operations were not considered permanently reinvested as of September 30, 2018, an immaterial amount of additional deferred taxes would have been provided.

At September 30, 2018 and 2017, we had total operating loss carry-forwards of $103.0 million and $135.6 million, respectively, of which $88.6 million and $117.0 million, respectively, are subject to a valuation allowance. At September 30, 2018, operating loss carry-forwards of $8.0 million expire between 2019 and 2030 and operating loss carry-forwards of $95.0 million have no expiration date. As a result of a tentative agreement with German tax authorities, our German affiliate expects to surrender approximately $21 million of operating loss carry-forwards against which a full valuation allowance is recorded.  As such, these operating loss carry-forwards have been written off with a corresponding valuation allowance adjustment, resulting in no net impact to income tax expense. At September 30, 2018 and 2017, we had tax credit carry-forwards of $11.6 million and $2.8 million, respectively, This includes a U.S. foreign tax credit carry-forward of $8.8 million as a result of the deemed repatriation tax under U.S. Tax Reform. This credit expires in 2028.  We do not believe the realization of the U.S. foreign tax credit is more likely than not, so a valuation allowance has been recorded against its full value. Of the remaining tax credit carry-forwards, at September 30, 2018, $1.4 million expire between 2024 and 2027, and $1.4 million have no expiration date. Total tax credit carry-forwards of $10.2 million and $1.2 million are subject to a valuation allowance at September 30, 2018 and 2017, respectively.

The changes in the amount of unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended September 30,
	2018	2017
Balance at beginning of the fiscal year	$1,467	$1,295
Increases related to prior year tax positions	—	182
Decreases related to prior year tax positions	(3)	—
Increases related to current year tax positions	309	254
Lapse of statute	(405)	(264)
Balance at end of fiscal year	$1,368	$1,467

If recognized, these positions would affect our effective tax rate.

We recognize interest and penalties, accrued in connection with unrecognized tax benefits, in provision for income taxes. Accrued interest and penalties, in the aggregate, were $0.2 million at September 30, 2018 and 2017.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

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

The IRS has concluded the field work associated with its examination of our consolidated federal income tax returns for the fiscal years ended September 30, 2007 through September 30, 2017, and issued its examination reports. In August 2018, we received a Closing Letter from the U.S. competent authority on certain cross-border adjustments related to the fiscal years ended September 30, 2007 through September 30, 2012.  Additional administrative steps with the U.S. and Canadian governments are required for ultimate resolution of this matter. However, the initial results indicate there is no material impact on our consolidated financial statements.

Our consolidated federal income tax return for the fiscal year ended September 30, 2018 is currently under IRS examination. Pending the resolution of the adjustments discussed in the preceding paragraph, our statute remains open for the fiscal years ended September 30, 2007 through September 30, 2012, and from the fiscal year ended September 30, 2015 forward. Our foreign subsidiaries are impacted by various statutes of limitations, which are generally open from 2013 forward. Generally, states’ statutes in the U.S. are open for tax reviews from 2007 forward.

16.Acquisitions

In the fiscal year ended September 30, 2018, we acquired certain assets and business operations of H. Chalut, Ltee. (“Chalut”), a distributor of beauty products with 21 stores operating in the province of Quebec, Canada, for approximately $8.8 million. The results of operations of Chalut are included in our consolidated financial statements subsequent to the acquisition date. We recorded intangible assets subject to amortization of $4.7 million and goodwill of $0.7 million, which is expected to be deductible for tax purposes, in connection with this acquisition. In addition, we completed one immaterial acquisition during the fiscal year 2018 for approximately $0.4 million.

We did not acquire any business in the fiscal year ended September 30, 2017.

In the fiscal year ended September 30, 2016, we acquired certain assets and business operations of Peerless, a distributor of beauty products with 15 stores operating in the Midwestern region of the U.S. for approximately $23.9 million. The results of operations of Peerless are included in our consolidated financial statements subsequent to the acquisition date. We recorded intangible assets subject to amortization of $7.8 million and goodwill of $13.1 million, which is expected to be deductible for tax purposes, in connection with this acquisition. In addition, we completed several other individually immaterial acquisitions during the fiscal year 2016 at the aggregate cost of approximately $2.3 million and recorded intangible assets subject to amortization of $2.3 million in connection with these acquisitions.

We funded these acquisitions with cash from operations and borrowings under the ABL facility.

17.Business Segments and Geographic Area Information

Our business is organized into two reportable segments: (i) Sally Beauty Supply (“SBS”), a domestic and international chain of retail stores and a consumer-facing e-commerce website that offers professional beauty supplies to both salon professionals and retail customers primarily in North America, Puerto Rico, and parts of Europe and South America and (ii) Beauty Systems Group (“BSG”), including its franchise-based business Armstrong McCall, a full service distributor of beauty products and supplies that offers professional beauty products directly to salons and salon professionals through its professional-only stores, e-commerce websites and its own sales force in partially exclusive geographical territories  in the U.S. and Canada.

The accounting policies of both of our reportable segments are the same as described in the summary of significant accounting policies contained in Note 2. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2018, 2017 and 2016.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

Business Segments Information

Segment data for the fiscal years 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Net sales:
SBS	$2,333,838	$2,345,116	$2,386,337
BSG	1,598,727	1,593,201	1,566,281
Total	$3,932,565	$3,938,317	$3,952,618
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$362,853	$385,407	$411,824
BSG	240,225	254,691	252,442
Segment operating earnings	603,078	640,098	664,266
Unallocated expenses (a)	(142,874)	(138,822)	(165,969)
Restructuring charges	(33,615)	(22,679)	-
Consolidated operating earnings	426,589	478,597	498,297
Interest expense (b)	(98,162)	(132,899)	(144,237)
Earnings before provision for income taxes	$328,427	$345,698	$354,060
Depreciation and amortization:
SBS	$64,017	$63,427	$55,833
BSG	29,733	31,755	29,598
Corporate	15,079	17,141	14,226
Total	$108,829	$112,323	$99,657
Payments for property and equipment:
SBS	$46,289	$52,178	$95,706
BSG	16,598	19,335	23,907
Corporate	23,620	18,153	31,607
Total	$86,507	$89,666	$151,220
Total assets (as of September 30):
SBS	$995,546	$1,025,545	$987,187
BSG	993,122	964,984	970,840
Sub-total	1,988,668	1,990,529	1,958,027
Corporate	108,746	108,478	137,011
Total	$2,097,414	$2,099,007	$2,095,038

(a)

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the fiscal years 2018 and 2016, unallocated expenses includes $7.9 million and $14.6 million related to the data security incidents.

(b)	For the fiscal years 2018, 2017 and 2016, interest expense includes a loss on extinguishment of debt of $0.9 million, $28.0 million and $33.3 million, respectively

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

Geographic Area Information

Certain geographic data is as follows (in thousands):

	2018	2017	2016
Net sales (for the fiscal year indicated):
United States	$3,188,993	$3,248,662	$3,261,648
Other countries	743,572	689,655	690,970
Total	$3,932,565	$3,938,317	$3,952,618
Long-lived assets (as of September 30):
United States	$234,475	$230,698	$240,803
United Kingdom	29,493	32,771	29,764
Other countries	44,389	50,248	48,991
Total	$308,357	$313,717	$319,558

Net sales are attributable to individual countries based on the location of the customer. For the fiscal year 2018, net sales outside the U.S. include a net positive impact from changes in foreign currency exchange rates of $33.1 million. For the fiscal years 2017 and 2016, net sales outside the U.S. include a net negative impact from changes in foreign currency exchange rates of $30.0 million and $56.4 million, respectively.

18.Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidated Financial Statements

The following consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2018 and 2017, the related condensed consolidating statements of earnings and comprehensive income, and the condensed consolidating statements of cash flows for each of the three fiscal years in the three-year period ended September 30, 2018 of: (i) Sally Beauty Holdings, Inc., or the “Parent;” (ii) Sally Holdings and Sally Capital Inc.; (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary for consolidation purposes; and (vi) Sally Beauty on a consolidated basis.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

Condensed Consolidating Balance Sheet

September 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$29,050	$48,235	$—	$77,295
Trade and other accounts receivable, net	4	—	53,295	37,191	—	90,490
Due from affiliates	—	—	2,598,681	—	(2,598,681)	—
Inventory	—	—	714,000	230,338	—	944,338
Other current assets	2,010	111	27,422	13,417	—	42,960
Property and equipment, net	8	—	232,941	75,408	—	308,357
Investment in subsidiaries	1,368,927	4,044,669	380,166	—	(5,793,762)	—
Goodwill and other intangible assets, net	—	—	459,348	149,275	—	608,623
Other assets	1,325	10,242	(4,797)	18,581	—	25,351
Total assets	$1,372,274	$4,055,032	$4,490,106	$572,445	$(8,392,443)	$2,097,414
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$38	$—	$233,936	$69,267	$—	$303,241
Due to affiliates	1,629,411	888,141	—	81,129	(2,598,681)	—
Accrued liabilities	234	23,019	125,179	31,855	—	180,287
Income taxes payable	585	1,519	—	40	—	2,144
Long-term debt	—	1,773,426	1	882	—	1,774,309
Other liabilities	10,562	—	15,250	4,210	—	30,022
Deferred income tax liabilities, net	—	—	71,071	4,896	—	75,967
Total liabilities	1,640,830	2,686,105	445,437	192,279	(2,598,681)	2,365,970
Total stockholders’ (deficit) equity	(268,556)	1,368,927	4,044,669	380,166	(5,793,762)	(268,556)
Total liabilities and stockholders’ (deficit) equity	$1,372,274	$4,055,032	$4,490,106	$572,445	$(8,392,443)	$2,097,414

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

Condensed Consolidating Statement of Earnings and Comprehensive Income

Fiscal Year Ended September 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$3,152,120	$780,445	$—	$3,932,565
Related party sales	—	—	2,294	—	(2,294)	—
Cost of goods sold	—	—	1,581,385	409,061	(2,294)	1,988,152
Gross profit	—	—	1,573,029	371,384	—	1,944,413
Selling, general and administrative expenses	10,957	1,538	1,136,312	335,402	—	1,484,209
Restructuring charges	—	—	33,615	—	—	33,615
Operating earnings (loss)	(10,957)	(1,538)	403,102	35,982	—	426,589
Interest expense (income)	—	98,332	(3)	(167)	—	98,162
Earnings (loss) before provision for income taxes	(10,957)	(99,870)	403,105	36,149	—	328,427
Provision (benefit) for income taxes	(2,734)	(28,787)	73,747	28,154	—	70,380
Equity in earnings of subsidiaries, net of tax	266,270	337,353	7,995	—	(611,618)	—
Net earnings	258,047	266,270	337,353	7,995	(611,618)	258,047
Other comprehensive income (loss), net of tax	—	2,449	—	(10,604)	—	(8,155)
Total comprehensive income (loss)	$258,047	$268,719	$337,353	$(2,609)	$(611,618)	$249,892

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

Condensed Consolidating Statement of Earnings and Comprehensive Income

Fiscal Year Ended September 30, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$3,209,039	$729,278	$—	$3,938,317
Related party sales	—	—	2,501	—	(2,501)	—
Cost of goods sold	—	—	1,590,184	385,739	(2,501)	1,973,422
Gross profit	—	—	1,621,356	343,539	—	1,964,895
Selling, general and administrative expenses	10,939	526	1,130,615	321,539	—	1,463,619
Restructuring charges	—	—	22,679	—	—	22,679
Operating earnings (loss)	(10,939)	(526)	468,062	22,000	—	478,597
Interest expense	—	132,696	6	197	—	132,899
Earnings (loss) before provision for income taxes	(10,939)	(133,222)	468,056	21,803	—	345,698
Provision (benefit) for income taxes	(4,246)	(51,726)	177,383	9,211	—	130,622
Equity in earnings of subsidiaries, net of tax	221,769	303,265	12,592	—	(537,626)	—
Net earnings	215,076	221,769	303,265	12,592	(537,626)	215,076
Other comprehensive income (loss), net of tax	—	(1,084)	—	19,299	—	18,215
Total comprehensive income	$215,076	$220,685	$303,265	$31,891	$(537,626)	$233,291

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

Condensed Consolidating Statement of Earnings and Comprehensive Income

Fiscal Year Ended September 30, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$3,219,812	$732,806	$—	$3,952,618
Related party sales	—	—	2,666	—	(2,666)	—
Cost of goods sold	—	—	1,595,187	396,157	(2,666)	1,988,678
Gross profit	—	—	1,627,291	336,649	—	1,963,940
Selling, general and administrative expenses	11,905	364	1,151,071	302,303	—	1,465,643
Restructuring charges	—	—	—	—	—	—
Operating earnings (loss)	(11,905)	(364)	476,220	34,346	—	498,297
Interest expense (income)	—	144,229	(6)	14	—	144,237
Earnings (loss) before provision for income taxes	(11,905)	(144,593)	476,226	34,332	—	354,060
Provision (benefit) for income taxes	(4,638)	(56,161)	181,932	9,985	—	131,118
Equity in earnings of subsidiaries, net of tax	230,209	318,641	24,347	—	(573,197)	—
Net earnings	222,942	230,209	318,641	24,347	(573,197)	222,942
Other comprehensive loss, net of tax	—	—	—	(22,346)	—	(22,346)
Total comprehensive income	$222,942	$230,209	$318,641	$2,001	$(573,197)	$200,596

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$23,424	$(62,948)	$384,958	$27,227	$—	$372,661
Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(68,689)	(17,449)	—	(86,138)
Acquisitions, net of cash acquired	—	—	—	(9,175)	—	(9,175)
Due from affiliates	—	—	(309,310)	—	309,310	—
Net cash used by investing activities	—	—	(377,999)	(26,624)	309,310	(95,313)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	461,814	5	—	—	461,819
Repayments of long-term debt	—	(558,000)	(4)	(595)	—	(558,599)
Debt issuance costs	—	(1,151)	—	—	—	(1,151)
Payments for common stock repurchased	(166,701)	—	—	—	—	(166,701)
Proceeds from exercises of stock options	1,350	—	—	—	—	1,350
Due to affiliates	141,927	160,285	—	7,098	(309,310)	—
Net cash (used) provided by financing activities	(23,424)	62,948	1	6,503	(309,310)	(263,282)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(530)	—	(530)
Net increase in cash and cash equivalents	—	—	6,960	6,576	—	13,536
Cash and cash equivalents, beginning of period	—	10	22,090	41,659	—	63,759
Cash and cash equivalents, end of period	$—	$10	$29,050	$48,235	$—	$77,295

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$4,095	$(72,779)	$386,604	$25,366	$—	$343,286
Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(64,000)	(25,625)	—	(89,625)
Due from affiliates	—	—	(322,866)	—	322,866	—
Net cash used by investing activities	—	—	(386,866)	(25,625)	322,866	(89,625)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,277,250	—	—	—	1,277,250
Repayments of long-term debt	—	(1,215,940)	(16)	(687)	—	(1,216,643)
Debt issuance cost	—	(8,376)	—	—	—	(8,376)
Payments for common stock repurchased	(346,873)	—	—	—	—	(346,873)
Proceeds from exercises of stock options	17,339	—	—	—	—	17,339
Due to affiliates	325,439	(8,517)	—	5,944	(322,866)	—
Net cash (used) provided by financing activities	(4,095)	44,417	(16)	5,257	(322,866)	(277,303)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	779	—	779
Net increase (decrease) in cash and cash equivalents	—	(28,362)	(278)	5,777	—	(22,863)
Cash and cash equivalents, beginning of period	—	28,372	22,368	35,882	—	86,622
Cash and cash equivalents, end of period	$—	$10	$22,090	$41,659	$—	$63,759

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2016

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided by operating activities	$192,868	$20,902	$107,289	$33,053	$—	$354,112
Cash Flows from Investing Activities:
Payments for property and equipment, net	(16)	—	(117,539)	(31,134)	—	(148,689)
Acquisitions, net of cash acquired	—	—	(26,141)	—	—	(26,141)
Net cash used by investing activities	(16)	—	(143,680)	(31,134)	—	(174,830)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	912,000	—	—	—	912,000
Repayments of long-term debt	—	(937,785)	(92)	(660)	—	(938,537)
Debt issuance costs	—	(12,748)	—	—	—	(12,748)
Payments for common stock repurchased	(209,072)	—	—	—	—	(209,072)
Proceeds from exercises of stock options	16,220	—	—	—	—	16,220
Net cash used by financing activities	(192,852)	(38,533)	(92)	(660)	—	(232,137)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(561)	—	(561)
Net increase (decrease) in cash and cash equivalents	—	(17,631)	(36,483)	698	—	(53,416)
Cash and cash equivalents, beginning of period	—	46,003	58,851	35,184	—	140,038
Cash and cash equivalents, end of period	$—	$28,372	$22,368	$35,882	$—	$86,622

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

19.Restructuring Plans

In January 2017, the Board approved a restructuring plan (the “2017 Restructuring Plan”) for our businesses that included the closure of four administrative offices in the U.S. and Canada, reductions in both salaried and hourly workforce and certain other cost reduction activities. In our fourth quarter ended September 30, 2017, we expanded the restructuring initiatives contemplated by the 2017 Restructuring Plan to encompass some other underperforming international operations. The liability related to the 2017 Restructuring Plan, which is included in accrued liabilities in our consolidated balance sheet, is as follows at September 30, 2018 (in thousands):

Restructuring Activity	Liability at September 30, 2017	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at September 30, 2018
Workforce reductions	$1,860	$-	$1,346	$322	$192
Facility closures	1,747	-	1,101	516	130
Other	235	-	235	-	-
Total	$3,842	$-	$2,682	$838	$322

In November 2017, our Board of Directors approved an additional restructuring plan (the “2018 Restructuring Plan”) focused on significantly improving the profitability of our international businesses, with particular focus on our European operations. The liability related to the 2018 Restructuring Plan, which is included in accrued liabilities in our consolidated balance sheet, is as follows at September 30, 2018 (in thousands):

Restructuring Activity	Liability at September 30, 2017	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at September 30, 2018
Workforce reductions	$-	$15,623	$12,179	$-	$3,444
Consulting	-	10,865	7,778	-	3,087
Other	-	7,127	4,861	-	2,266
Total	$-	$33,615	$24,818	$-	$8,797

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2018, 2017 and 2016

20.Quarterly Financial Data (Unaudited)

Certain unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2018 and 2017 is summarized below (in thousands, except per share data):

	1st	2nd	3rd	4th
Fiscal Year	Quarter	Quarter	Quarter	Quarter
2018:
Net sales	$994,964	$975,321	$996,283	$965,997
Gross profit	$486,629	$486,322	$493,370	$478,092
Net earnings	$83,264	$61,371	$58,226	$55,186
Earnings per share(a)
Basic	$0.65	$0.49	$0.48	$0.46
Diluted	$0.65	$0.49	$0.48	$0.46

2017:
Net sales	$999,609	$966,470	$998,043	$974,195
Gross profit	$491,708	$488,106	$502,639	$482,442
Net earnings	$55,826	$56,992	$66,539	$35,719
Earnings per share(a)
Basic	$0.39	$0.41	$0.49	$0.27
Diluted	$0.39	$0.40	$0.49	$0.27

(a)	The sum of the quarterly earnings per share may not equal the full year amount due to rounding of the calculated amounts.