Form 10-Q
period 2018-12-31
Sally Beauty Holdings, Inc.
filed 2019-02-05
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2018

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

As of January 31, 2019, there were 120,550,819 shares of the issuer’s common stock outstanding.

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

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following condensed consolidated balance sheets as of December 31, 2018 and September 30, 2018, the condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income, condensed consolidated statements of cash flows and the condensed statements of shareholders’ deficit for the three months ended December 31, 2018 and 2017 are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	December 31, 2018	September 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,771	$77,295
Trade accounts receivable, net	43,649	48,417
Accounts receivable, other	48,127	42,073
Inventory	982,497	944,338
Other current assets	40,819	42,960
Total current assets	1,217,863	1,155,083
Property and equipment, net of accumulated depreciation of $624,012 at December 31, 2018 and $611,021 at September 30, 2018	303,157	308,357
Goodwill	532,601	535,925
Intangible assets, excluding goodwill, net of accumulated amortization of $135,049 at December 31, 2018 and $132,724 at September 30, 2018	69,601	72,698
Other assets	21,392	25,351
Total assets	$2,144,614	$2,097,414
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$5,500	$5,501
Accounts payable	307,487	303,241
Accrued liabilities	157,144	180,287
Income taxes payable	14,580	2,144
Total current liabilities	484,711	491,173
Long-term debt	1,768,306	1,768,808
Other liabilities	26,969	30,022
Deferred income tax liabilities, net	79,359	75,967
Total liabilities	2,359,345	2,365,970
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 120,541 and 120,145 shares issued and 120,041 and 119,926 shares outstanding at December 31, 2018 and September 30, 2018, respectively	1,200	1,199
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	4,802	—
Accumulated deficit	(114,037)	(179,764)
Accumulated other comprehensive loss, net of tax	(106,696)	(89,991)
Total stockholders’ deficit	(214,731)	(268,556)
Total liabilities and stockholders’ deficit	$2,144,614	$2,097,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2018	2017
Net sales	$989,453	$994,964
Cost of goods sold	508,748	508,335
Gross profit	480,705	486,629
Selling, general and administrative expenses	366,987	371,286
Restructuring charges	3,980	5,210
Operating earnings	109,738	110,133
Interest expense	24,489	24,016
Earnings before provision for income taxes	85,249	86,117
Provision for income taxes	19,522	2,853
Net earnings	$65,727	$83,264
Earnings per share:
Basic	$0.55	$0.65
Diluted	$0.54	$0.65
Weighted average shares:
Basic	119,989	127,784
Diluted	120,979	128,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2018	2017
Net earnings	$65,727	$83,264
Other comprehensive loss:
Foreign currency translation adjustments	(13,463)	(255)
Interest rate caps, net of tax	(2,830)	(803)
Foreign exchange contracts, net of tax	(412)	—
Other comprehensive loss, net of tax	(16,705)	(1,058)
Total comprehensive income	$49,022	$82,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net earnings	$65,727	$83,264
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,506	27,090
Share-based compensation expense	3,354	3,111
Amortization of deferred financing costs	990	921
Deferred income taxes	4,597	(31,350)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	4,203	(2,427)
Accounts receivable, other	(6,379)	(2,008)
Inventory	(45,924)	(8,055)
Other current assets	1,745	9,105
Other assets	(187)	(290)
Accounts payable and accrued liabilities	(13,855)	3,764
Income taxes payable	12,406	10,069
Other liabilities	(2,927)	11,010
Net cash provided by operating activities	50,256	104,204
Cash Flows from Investing Activities:
Payments for property and equipment, net	(23,710)	(22,499)
Acquisitions, net of cash acquired	(451)	(9,175)
Net cash used by investing activities	(24,161)	(31,674)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	126,500	126,505
Repayments of long-term debt	(127,876)	(119,067)
Payments for common stock repurchased	—	(64,612)
Proceeds from exercises of stock options	1,449	275
Net cash used by financing activities	73	(56,899)
Effect of foreign exchange rate changes on cash and cash equivalents	(692)	(78)
Net increase (decrease) in cash and cash equivalents	25,476	15,553
Cash and cash equivalents, beginning of period	77,295	63,759
Cash and cash equivalents, end of period	$102,771	$79,312
Supplemental Cash Flow Information:
Interest paid	$40,630	$36,331
Income taxes paid	3,770	3,607
Capital expenditures incurred but not paid	$4,000	$2,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Deficit

(In thousands)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Loss	Deficit
Balance at September 30, 2018	119,926	$1,199	$—	$(179,764)	$—	$(89,991)	$(268,556)
Net earnings	—	—	—	65,727	—	—	65,727
Other comprehensive loss	—	—	—	—	—	(16,705)	(16,705)
Repurchases and cancellations of common stock	—	—	—	—	—	—	—
Share-based compensation	—	—	3,354	—	—	—	3,354
Stock issued for stock options	115	1	1,448	—	—	—	1,449
Balance at December 31, 2018	120,041	$1,200	$4,802	$(114,037)	$—	$(106,696)	$(214,731)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Loss	Deficit
Balance at September 30, 2017	129,585	$1,296	$—	$(283,076)	$—	$(81,836)	$(363,616)
Net earnings	—	—	—	83,264	—	—	83,264
Other comprehensive loss	—	—	—	—	—	(1,058)	(1,058)
Repurchases and cancellations of common stock	(3,848)	(39)	(3,386)	(61,187)		—	(64,612)
Share-based compensation	—	—	3,111	—	—	—	3,111
Stock issued for stock options	62	1	275	—	—	—	276
Balance at December 31, 2017	125,799	$1,258	$—	$(260,999)	$—	$(82,894)	$(342,635)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information not misleading. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of December 31, 2018 and September 30, 2018, our consolidated results of operations, consolidated comprehensive income and our consolidated cash flows for the three months ended December 31, 2018 and 2017.

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

3.   Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (“ASU No. 2014-09”) which introduced new guidance that established how an entity should measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services. On October 1, 2018, we adopted ASU No. 2014-09 using the modified retrospective transition method. Additionally, in connection with the adoption, we designed changes to our internal control procedures and updated processes to ensure appropriate recognition and presentation of financial information. This adoption did not have a material effect on our consolidated financial statements or on our internal controls over financial reporting. We do not believe that the adoption will have a material effect on our consolidated financial statements on an ongoing basis. The comparative periods continue to be presented under the accounting standards in effect during those periods.

In connection with the adoption of ASU No. 2014-09, we now present our sales returns allowance on a gross basis rather than a net liability basis. As such, we recognize a return asset from the right to recover merchandise from customers (included in other current assets) and a return liability from the amount to be returned to the customer (included in accrued liabilities) within our consolidated balance sheets. Additionally, we now recognize revenue for our gift cards not expected to be redeemed (“gift card breakage”) within revenue in our consolidated statements of earnings.

The following tables set forth the impact of adopting this standard on our condensed consolidated balance sheets and consolidated statements of earnings as of and for the three months ended December 31, 2018 (in thousands):

Effect of ASU No. 2014-09 Adoption on Condensed Consolidated Balance Sheet

		Excluding
		ASU No. 2014-09	ASU No. 2014-09
	As reported	Effect	Effect
Other current assets	$40,819	$38,180	$2,639
Accrued liabilities	$157,144	$154,505	$2,639

Effect of ASU No. 2014-09 Adoption on Condensed Consolidated Statement of Earnings

		Excluding
		ASU No. 2014-09	ASU No. 2014-09
	As reported	Effect	Effect
Net Sales	$989,453	$989,378	$75
Gross Profit	480,705	480,630	75
Selling, general and administrative expenses	$366,987	$366,912	$75

See note 4, Revenue Recognition, for additional information in connection with ASU No. 2014-09.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require most leases to be reported on the balance sheet as a right-of-use asset and a lease liability. Under the new guidance, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under prior rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We will adopt this pronouncement on October 1, 2019. We have completed a preliminary assessment of the potential impact of adopting ASU No. 2016-02 on our consolidated financial statements. At December 31, 2018, adoption of ASU No. 2016-02 would have resulted in recognition of a right-of-use asset in the estimated amount of approximately $525.0 million and a lease liability for a similar amount in our consolidated balance sheet. We are currently in the process of implementing changes to our processes, controls and systems in order to be compliant upon adoption of the new standard. We do not believe adoption of ASU No. 2016-02 will have a material impact on our consolidated results of operations or consolidated cash flows. The amount of the right-of-use asset and the lease liability we ultimately recognize may materially differ from this preliminary estimate, including as a result of future organic growth in our business, changes in interest rates, and potential acquisitions.

4.   Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data. Additionally, we have assessed all revenue streams for principal versus agent considerations and have concluded we are the principal for all transactions.

See Note 12, Business Segments, for additional information regarding the disaggregation of our sales revenue.

Merchandise Revenues

The majority of our revenue comes from the sale of products in our company-operated stores. These sales generally have one single performance obligation and the revenue is recognized at the point of sale. Discounts and incentives issued at the point of sale to entice a customer to a future purchase are treated as a separate performance obligation.  As such, we allocate a portion of the revenue generated from the point of sale to each of the additional performance obligations separately using explicitly stated amounts or our best estimate using historical data.

We also sell merchandise on our online platforms, to our franchisees and by using distributor sales consultants. These sales generally have one single performance obligation and revenue is recognized upon the shipment of the merchandise. Any shipping and handling fees charged to the customer are recognized as revenue, while any shipping and handling costs to get the merchandise shipped is recognized in cost of goods sold.

We do extend credit to certain customers, primarily salon professionals, which generally have 30 day payment terms. Based on the nature of theses receivables, no significant financing component exists.

Gift Cards

The revenue from the sale of our gift cards is recognized at the time the gift card is used to purchase merchandise, which is generally within a year. Our gift cards do not carry expiration dates or impose post-sale fees. Based on historical experience, a certain amount of our gift cards will not be redeemed, also referred to as “gift card breakage.” We recognize revenue related to gift card breakage within revenue in our consolidated statements of earnings over time proportionately to historical redemption patterns. The gift cards are issued and represent liabilities of either of our operating entities, Sally Beauty Supply LLC or Beauty Systems Group LLC, which are both limited liability companies formed in the state of Virginia.

Customer Loyalty Rewards

We recently launched our new Sally Beauty Rewards Loyalty Program nationwide during the first quarter of fiscal year 2019 to the U.S. and Canada, which enables customers to earn points based on their status for every dollar spent on merchandise purchased in our Sally Beauty Supply (“SBS”) stores and through our sallybeauty.com website. When a specific tier has been reached, a customer will receive a certificate which can be used at any of our U.S. and Canada SBS stores or through our sallybeauty.com website on their next purchase. Based on the rewards loyalty program policies, points expire after twelve months of inactivity and certificates will expire after a specific time period from the date of issuance. Certificates generated from our rewards loyalty program provide a material right to customers and represent a separate performance obligation. Rewards loyalty points are accrued at the standalone value per point, net of estimated breakage, and are included within accrued liabilities on our consolidated balance sheets. We recognize the revenue when the customer redeems the certificate. Points and certificates are issued by and represent liabilities of Sally Beauty Supply LLC.

The following table shows the amount of our gift card and rewards loyalty program liabilities included in accrued liabilities within our condensed consolidated balance sheets as of December 31, 2018 and September 30, 2018 (in thousands):

	December 31, 2018	September 30, 2018
Gift cards	$5,766	$4,144
Rewards loyalty program	7,246	1,165
Total liability	$13,012	$5,309

As of December 31, 2018 and 2017, we did not have any contract assets.

5.   Fair Value Measurements

Fair value on recurring basis

Consistent with the three-level hierarchy defined in ASC Topic 820, Fair Value Measurement, as amended, we categorize our financial assets and liabilities as follows (in thousands):

		As of December 31, 2018	As of September 30, 2018
Assets
Foreign exchange contracts	Level 2	$24	$—
Interest rate caps	Level 2	4,551	8,367
Total assets		$4,575	$8,367

Liabilities
Foreign exchange contracts	Level 2	$583	$—

Other fair value disclosures

		As of December 31, 2018		As of September 30, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes	Level 1	$950,000	$882,240	$950,000	$911,490
Other long-term debt	Level 2	843,995	794,054	845,383	824,951
Total debt		$1,793,995	$1,676,294	$1,795,383	$1,736,441

6.   Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2018	$(91,356)	$1,365	$—	$(89,991)
Other comprehensive loss before reclassification, net of tax	(13,463)	(2,839)	(412)	(16,714)
Reclassification to net earnings, net of tax	—	9	—	9
Balance at December 31, 2018	$(104,819)	$(1,465)	$(412)	$(106,696)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings were not material.

7.   Weighted Average Shares

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2018	2017
Weighted average basic shares	119,989	127,784
Dilutive securities:
Stock option and stock award programs	990	861
Weighted average diluted shares	120,979	128,645

For the three months ended December 31, 2018, options to purchase 5.7 million shares of our common stock were outstanding but not included in our computations of diluted earnings per share, since these options were anti-dilutive. For the three months ended December 31, 2017, options to purchase 5.8 million shares of our common stock were outstanding but not included in the computations of diluted earnings per share, since these options were anti-dilutive.

8.   Share-Based Payments

Performance-Based Awards

The following table presents a summary of the activity for our performance unit awards assuming 100% payout:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2018	349	$20.88	1.3
Granted	—	—
Vested	(23)	23.45
Forfeited	(66)	23.10
Unvested at December 31, 2018	260	$20.10	1.4

Service-Based Awards

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2018	5,405	$23.04	5.4	$3,161
Granted	948	18.14
Exercised	(98)	15.90
Forfeited or expired	(350)	25.24
Outstanding at December 31, 2018	5,905	$22.24	6.3	$1,527
Exercisable at December 31, 2018	3,870	$23.93	4.8	$1,336

The following table presents a summary of the activity for our Restricted Stock Awards:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2018	219	$16.98	2.1
Granted	287	18.14
Vested	—	—
Forfeited	(6)	17.63
Unvested at December 31, 2018	500	$17.66	2.3

The following table presents a summary of the activity for our Restricted Stock Units:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2018	—	$—	—
Granted	88	18.14
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2018	88	$18.14	0.7

9.   Short-term Borrowings and Long-term Debt

At December 31, 2018, we had $481.4 million available for borrowing under the ABL facility, including the Canadian sub-facility. At December 31, 2018, we were in compliance with the agreements and instruments governing our debt, including our financial covenants.

10.    Derivative Instruments and Hedging Activities

During the three months ended December 31, 2018, we did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

Foreign Currency Forwards

In December 2018, we entered into foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries. At December 31, 2018, the notional amount we held through these forwards, based upon exchange rates at December 31, 2018, was as follows (in thousands):

Notional Currency	Notional Amount
EUR	$16,085
MXP	14,342
GBP	6,642
CAD	3,748
Total	$40,817

We record quarterly, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL. As the forwards are exercised, the realized value will be recognized into cost of goods sold based on inventory turns. Based on December 31, 2018 valuations and exchange rates, we expect to reclassify approximately $0.5 million into cost of goods sold over the next 12 months.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our term loan B. The interest rate caps are comprised of individual caplets that expire ratably through June 30, 2023 and are designated as cash flow hedges. Accordingly, changes in fair value of the interest rate caps are recorded quarterly, net of income tax, and are included in AOCL. Over the next 12 months, we expect to reclassify approximately $0.3 million into interest expense, which represents the original value of the expiring caplets.

The table below presents the fair value of our derivative financial instruments (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	December 31, 2018	September 30, 2018	Classification	December 31, 2018	September 30, 2018
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	$4,551	$8,367	N/A	$—	$—
Foreign exchange contracts	Other current assets	24	—	Accrued liabilities	583	—
		$4,575	$8,367		$583	$—

The effects of our derivative financial instruments on our condensed consolidated statements of earnings were not material for the three months ended December 31, 2018 and 2017.

11. Income Taxes

Our effective tax rate for the three months ended December 31, 2018 and 2017 was 22.9% and 3.3%, respectively. For the three months ended December 31, 2018, our effective tax rate was favorably impacted by lower federal statutory rates when compared to the prior year and a $3.0 million adjustment to our previously recorded transition tax on unrepatriated foreign earnings recorded as a result of the Tax Cut and Jobs Act (“U.S. Tax Reform”). For the three months ended December 31, 2017, our effective tax rate was favorably impacted by a net benefit of $22.2 million recorded as a result of the U.S. Tax Reform. For the fiscal year 2019, our U.S. federal statutory tax rate will be 21.0% compared to 24.5% for the prior fiscal year.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided guidance allowing registrants to record provisional amounts, during a specified measurement period, when the necessary information is not available, prepared or analyzed in reasonable detail to account for the impact of U.S. Tax Reform. As of December 31, 2018, we have completed our analysis on our provisional calculations within the measurement period provided by SAB 118. As a result, during the three months ended December 31, 2018, we identified certain immaterial adjustments to our provisional calculations, including a benefit of $3.0 million related to the transition tax on unremitted earnings of our foreign operations.

In addition, the U.S. Treasury Department has recently released proposed regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the U.S. Tax Reform. Included within the proposed regulations, certain guidance is inconsistent with our interpretation of the enacted tax law. This proposed regulation is not authoritative and is subject to change in the regulatory review process. However, if the proposed regulation is included in the final regulations as drafted, we may be required to reverse $2.5 million of benefit in the quarter the regulations become final.

Beginning in our first quarter of fiscal year 2019, we are subject to taxation on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. We have made the policy election to record this tax as a period cost at the time it is incurred. The impact from GILTI was immaterial for the three months ended December 31, 2018 and is expected to be immaterial for the full fiscal year 2019.

12.   Business Segments

Segment data for the three months ended December 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended December 31,
	2018	2017
Net sales:
SBS	$580,608	$585,574
Beauty Systems Group ("BSG")	408,845	409,390
Total	$989,453	$994,964
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$89,991	$86,594
BSG	62,330	64,565
Segment operating earnings	152,321	151,159
Unallocated expenses	(38,603)	(35,816)
Restructuring charges	(3,980)	(5,210)
Consolidated operating earnings	109,738	110,133
Interest expense	(24,489)	(24,016)
Earnings before provision for income taxes	$85,249	$86,117

Sales between segments, which are eliminated in consolidation, were not material during the three months ended December 31, 2018 and 2017.

Disaggregation of net sales by segment

SBS	Three Months Ended December 31,
	2018	2017
Hair color	27.5%	26.4%
Hair care	19.9%	20.6%
Styling tools	15.7%	15.3%
Skin and nail care	15.1%	14.9%
Salon supplies and accessories	7.1%	7.1%
Multicultural products	6.5%	6.7%
Other Beauty items	8.2%	9.0%
Total	100.0%	100.0%

BSG	Three Months Ended December 31,
	2018	2017
Hair color	38.0%	36.8%
Hair care	33.4%	33.6%
Skin and nail care	8.1%	8.9%
Styling tools	3.9%	4.7%
Other beauty items	5.8%	5.8%
Promotional items	10.8%	10.2%
Total	100.0%	100.0%

13.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

Condensed Consolidating Balance Sheet

December 31, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$51,880	$50,881	$—	$102,771
Trade and other accounts receivable, net	—	—	60,558	31,218	—	91,776
Due from affiliates	—	—	2,625,695	—	(2,625,695)	—
Inventory	—	—	751,010	231,487	—	982,497
Other current assets	699	329	27,967	11,824	—	40,819
Property and equipment, net	7	—	233,513	69,637	—	303,157
Investment in subsidiaries	1,420,037	4,117,044	374,477	—	(5,911,558)	—
Goodwill and other intangible assets, net	—	—	457,236	144,966	—	602,202
Other assets	1,325	6,321	(4,630)	18,376	—	21,392
Total assets	$1,422,068	$4,123,704	$4,577,706	$558,389	$(8,537,253)	$2,144,614
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$46	$—	$251,245	$56,196	$—	$307,487
Due to affiliates	1,615,667	924,250	—	85,778	(2,625,695)	—
Accrued liabilities	301	6,044	118,244	32,555	—	157,144
Income taxes payable	13,230	1,519	—	(169)	—	14,580
Long-term debt	—	1,772,936	—	870	—	1,773,806
Other liabilities	7,629	—	15,355	3,985	—	26,969
Deferred income tax liabilities, net	(74)	(1,082)	75,818	4,697	—	79,359
Total liabilities	1,636,799	2,703,667	460,662	183,912	(2,625,695)	2,359,345
Total stockholders’ (deficit) equity	(214,731)	1,420,037	4,117,044	374,477	(5,911,558)	(214,731)
Total liabilities and stockholders’ (deficit) equity	$1,422,068	$4,123,704	$4,577,706	$558,389	$(8,537,253)	$2,144,614

Condensed Consolidating Balance Sheet

September 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$29,050	$48,235	$—	$77,295
Trade and other accounts receivable, net	4	—	53,295	37,191	—	90,490
Due from affiliates	—	—	2,598,681	—	(2,598,681)	—
Inventory	—	—	714,000	230,338	—	944,338
Other current assets	2,010	111	27,422	13,417	—	42,960
Property and equipment, net	8	—	232,941	75,408	—	308,357
Investment in subsidiaries	1,368,927	4,044,669	380,166	—	(5,793,762)	—
Goodwill and other intangible assets, net	—	—	459,348	149,275	—	608,623
Other assets	1,325	10,242	(4,797)	18,581	—	25,351
Total assets	$1,372,274	$4,055,032	$4,490,106	$572,445	$(8,392,443)	$2,097,414
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$38	$-	$233,936	$69,267	$—	$303,241
Due to affiliates	1,629,411	888,141	—	81,129	(2,598,681)	—
Accrued liabilities	234	23,019	125,179	31,855	—	180,287
Income taxes payable	585	1,519	—	40	—	2,144
Long-term debt	—	1,773,426	1	882	—	1,774,309
Other liabilities	10,562	—	15,250	4,210	—	30,022
Deferred income tax liabilities, net	—	—	71,071	4,896	—	75,967
Total liabilities	1,640,830	2,686,105	445,437	192,279	(2,598,681)	2,365,970
Total stockholders’ (deficit) equity	(268,556)	1,368,927	4,044,669	380,166	(5,793,762)	(268,556)
Total liabilities and stockholders’ (deficit) equity	$1,372,274	$4,055,032	$4,490,106	$572,445	$(8,392,443)	$2,097,414

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended December 31, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$793,530	$195,923	$—	$989,453
Related party sales	—	—	669	—	(669)	—
Cost of products sold and distribution expenses	—	—	404,040	105,377	(669)	508,748
Gross profit	—	—	390,159	90,546	—	480,705
Selling, general and administrative expenses	2,809	168	286,216	77,794	—	366,987
Restructuring charges	—	—	3,980	—	—	3,980
Operating earnings (loss)	(2,809)	(168)	99,963	12,752	—	109,738
Interest expense (income)	—	24,552	(1)	(62)	—	24,489
Earnings (loss) before provision for income taxes	(2,809)	(24,720)	99,964	12,814	—	85,249
Provision (benefit) for income taxes	(721)	(6,345)	25,683	905	—	19,522
Equity in earnings of subsidiaries, net of tax	67,815	86,190	11,909	—	(165,914)	—
Net earnings	65,727	67,815	86,190	11,909	(165,914)	65,727
Other comprehensive loss, net of tax	—	(2,830)	—	(13,875)	—	(16,705)
Total comprehensive income (loss)	$65,727	$64,985	$86,190	$(1,966)	$(165,914)	$49,022

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended December 31, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$796,532	$198,432	$—	$994,964
Related party sales	—	—	446	—	(446)	—
Cost of products sold and distribution expenses	—	—	403,810	104,971	(446)	508,335
Gross profit	—	—	393,168	93,461	—	486,629
Selling, general and administrative expenses	2,606	179	284,467	84,034	—	371,286
Restructuring charges	—	—	5,210	—	—	5,210
Operating earnings (loss)	(2,606)	(179)	103,491	9,427	—	110,133
Interest expense (income)	—	24,014	—	2	—	24,016
Earnings (loss) before provision for income taxes	(2,606)	(24,193)	103,491	9,425	—	86,117
Provision (benefit) for income taxes	(251)	(6,925)	(7,915)	17,944		2,853
Equity in earnings of subsidiaries, net of tax	85,619	102,887	(8,519)	—	(179,987)	—
Net earnings (loss)	83,264	85,619	102,887	(8,519)	(179,987)	83,264
Other comprehensive loss, net of tax	—	(803)	—	(255)		(1,058)
Total comprehensive income (loss)	$83,264	$84,816	$102,887	$(8,774)	$(179,987)	$82,206

Condensed Consolidating Statement of Cash Flows

Three Months Ended December 31, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$12,295	$(34,734)	$71,284	$1,411	$—	$50,256
Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(21,439)	(2,271)	—	(23,710)
Acquisitions, net of cash acquired	—	—	—	(451)	—	(451)
Due from affiliates	—	—	(27,014)	—	27,014	—
Net cash used by investing activities	—	—	(48,453)	(2,722)	27,014	(24,161)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	126,500	—	—	—	126,500
Repayments of long-term debt	—	(127,875)	(1)	—	—	(127,876)
Repurchases of common stock	—	—	—	—	—	—
Proceeds from exercises of stock options	1,449	—	—	—	—	1,449
Due to affiliates	(13,744)	36,109	—	4,649	(27,014)	—
Net cash provided (used) by financing activities	(12,295)	34,734	(1)	4,649	(27,014)	73
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(692)	—	(692)
Net increase in cash and cash equivalents	—	—	22,830	2,646	—	25,476
Cash and cash equivalents, beginning of period	—	10	29,050	48,235	—	77,295
Cash and cash equivalents, end of period	$—	$10	$51,880	$50,881	$—	$102,771

Condensed Consolidating Statement of Cash Flows

Three Months Ended December 31, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$32,788	$(30,211)	$100,319	$1,308	$—	$104,204
Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(19,664)	(2,835)	—	(22,499)
Acquisitions, net of cash acquired	—	—	—	(9,175)	—	(9,175)
Due from affiliates	—	—	(70,909)	—	70,909	—
Net cash used by investing activities	—	—	(90,573)	(12,010)	70,909	(31,674)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	126,500	5	—	—	126,505
Repayments of long-term debt	—	(118,875)	(2)	(190)	—	(119,067)
Repurchases of common stock	(64,612)	—	—	—	—	(64,612)
Proceeds from exercises of stock options	275	—	—	—	—	275
Due to affiliates	31,549	22,586	—	16,774	(70,909)	—
Net cash provided (used) by financing activities	(32,788)	30,211	3	16,584	(70,909)	(56,899)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(78)	—	(78)
Net increase in cash and cash equivalents	—	—	9,749	5,804	—	15,553
Cash and cash equivalents, beginning of period	—	10	22,090	41,659	—	63,759
Cash and cash equivalents, end of period	$—	$10	$31,839	$47,463	$—	$79,312

14.   Restructuring Plan

2018 Restructuring Plan

In November 2017, our Board of Directors approved a restructuring plan (the “2018 Restructuring Plan”) focused primarily on significantly improving the profitability of our international businesses, with particular focus on our European operations.

In April 2018, we announced an expansion of the 2018 Restructuring Plan that contained cost reduction initiatives designed to help fund important long-term growth initiatives. The expansion to the 2018 Restructuring Plan included headcount reductions primarily at our corporate headquarters in Denton, Texas. We estimate that we will incur total charges in connection with the expanded 2018 Restructuring Plan of approximately $28 million to $30 million related primarily to employee separation costs and third-party consulting. As of December 31, 2018, we do not anticipate any additional material costs for the 2018 Restructuring Plan.

The liability related to the 2018 Restructuring Plan, which is included in accrued liabilities in our consolidated balance sheets, is as follows (in thousands):

Restructuring Activity	Liability at September 30, 2018	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at December 31, 2018
Workforce reductions	$3,444	$643	$4,087		$—
Consulting	3,087	2,502	3,384		2,205
Other	2,266	835	2,917		184
Total	$8,797	$3,980	$10,388	$—	$2,389

Expenses incurred in the three months ended December 31, 2018 represent costs incurred by SBS ($1.1 million) and corporate ($2.8 million).

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

During the fiscal year ended September 30, 2018, we received an assessment from a payment card network in connection with the data security incidents. The assessment is based on the network’s claims against the Company’s acquiring banks for costs that it asserts its issuing banks incurred in connection with the data security incidents, including incremental counterfeit fraud losses and non-ordinary course operating expenses, such as card reissuance costs. Our estimated probable loss related to the claims made by payment card networks in connection with the data security incidents is based on currently available information. We dispute the validity of the payment card network’s claims and intend to contest them vigorously.

We may incur additional costs and expenses related to the data security incidents in future periods. These costs and expenses may result from liabilities related to (i) claims by payment card networks, (ii) governmental or third party investigations, proceedings or litigation, (iii) legal and other fees necessary to defend against any potential liabilities or claims, and (iv) further investigation and remediation costs. As of December 31, 2018, the scope of these additional costs and expenses, or a range thereof, beyond amounts management has determined to be probable, cannot be reasonably estimated and, while we do not anticipate that these additional costs and expenses or liabilities would have a material adverse impact on our business, financial condition and operating results, these additional costs and expenses could be significant.

16. Subsequent Event

On February 5, 2019, we announced that we will be closing distribution facilities in Denton, Texas, and Anchorage, Alaska, by the end of the second quarter and will be closing the distribution center in Lincoln, Nebraska, by the end of third quarter. Simultaneously, we announced that we are searching for a 500,000 square foot location within Oklahoma, Louisiana or Texas for construction of a new automated and concentrated distribution center which will service SBS stores and e-commerce sales as well as BSG stores, full service sales and e-commerce sales.  Additionally, we will also be upgrading our European distribution operations in Ghent, Belgium.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, including the Risk Factors section, and information contained elsewhere in this Quarterly Report, including the condensed consolidated interim financial statements and notes to those financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Highlights for the Three Months Ended December 31, 2018:

•	Consolidated net sales for the three months ended December 31, 2018, decreased $5.5 million, or 0.6%, to $989.5 million, compared to the three months ended December 31, 2017;
•	Our global e-commerce sales increased 34.4% compared to the three months ended December 31, 2017;
•	Consolidated same store sales increased 0.3% for the three months ended December 31, 2018. SBS same store sales increased 0.7% and BSG same store sales decreased 0.6%;
•

Consolidated gross profit for the three months ended December 31, 2018 decreased $5.9 million, or 1.2%, to $480.7 million compared to the three months ended December 31, 2017. Gross margin decreased 30 basis points to 48.6% for the three months ended December 31, 2018, compared to the three months ended December 31, 2017;

•

Consolidated operating earnings for the three months ended December 31, 2018 decreased $0.4 million, or 0.4%, to $109.7 million compared to the three months ended December 31, 2017. Operating margin remained unchanged at 11.1% for the three months ended December 31, 2018 and 2017;

•

Consolidated net earnings decreased $17.5 million, or 21.1%, to $65.7 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. As a percentage of net sales, net earnings decreased 180 basis points to 6.6% for the three months ended December 31, 2018, compared to the three months ended December 31, 2017. The prior year was impacted by a significant one-time benefit from U.S. Tax Reform;

•	Diluted earnings per share for the three months ended December 31, 2018, were $0.54, compared to $0.65 for the three months ended December 31, 2017;
•	Cash provided by operations was $50.3 million for the three months ended December 31, 2018, compared to $104.2 million for the three months ended December 31, 2017;
•	We recently launched our new Sally Beauty Rewards Loyalty Program nationwide in the U.S. and Canada; and
•	On February 5, 2019, we announced the commencement of a supply chain modernization effort under which we will close certain distribution centers.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2018	2017	Increase (Decrease)
Net sales:
SBS	$580,608	$585,574	$(4,966)	(0.8)%
BSG	408,845	409,390	(545)	(0.1)%
Consolidated	$989,453	$994,964	$(5,511)	(0.6)%

Gross profit:
SBS	$317,229	$319,785	$(2,556)	(0.8)%
BSG	163,476	166,844	(3,368)	(2.0)%
Consolidated	$480,705	$486,629	$(5,924)	(1.2)%

Segment gross margin:
SBS	54.6%	54.6%	—	bps
BSG	40.0%	40.8%	(80)	bps
Consolidated	48.6%	48.9%	(30)	bps

Selling, general and administrative expenses	$366,987	$371,286	$(4,299)	(1.2)%
Restructuring charges	$3,980	$5,210	$(1,230)	(23.6)%

Net earnings:
Segment operating earnings:
SBS	$89,991	$86,594	$3,397	3.9%
BSG	62,330	64,565	(2,235)	(3.5)%
Segment operating earnings	152,321	151,159	1,162	0.8%
Unallocated expenses and restructuring charges (a)	(42,583)	(41,026)	1,557	3.8%
Consolidated operating earnings	109,738	110,133	(395)	(0.4)%
Interest expense	24,489	24,016	473	2.0%
Earnings before provision for income taxes	85,249	86,117	(868)	(1.0)%
Provision for income taxes	19,522	2,853	16,669	584.3%
Net earnings	$65,727	$83,264	$(17,537)	(21.1)%
	.
Number of stores at end-of-period (including franchises):
SBS	3,739	3,787	(48)
BSG	1,390	1,390	—
Consolidated	5,129	5,177	(48)
Same store sales growth (decline) (b)
SBS	0.7%	(2.6)%	330	bps
BSG	(0.6)%	(1.3)%	70	bps
Consolidated	0.3%	(2.2)%	250	bps

(a)

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. Restructuring charges relate to the 2018 Restructuring Plan.

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

Results of Operations

The Three Months Ended December 31, 2018 compared to the Three Months Ended December 31, 2017

Net Sales

Consolidated. Consolidated net sales include a negative impact from changes in foreign currency exchange rates of $6.9 million, or 0.7% of consolidated net sales.

SBS. The decrease in net sales for SBS for the three months ended December 31, 2018, was driven by the negative impact from changes in foreign currency exchange rates of approximately $5.5 million and lower net sales from other sales channels of approximately $6.3 million, partially offset by an increase in SBS same store sales of approximately $6.8 million. Net sales from other sales channels include sales from the net decline in company-operated stores and our non-store channels.

SBS’s experienced lower unit volume (which was caused by lower customer traffic, particularly in Europe, and the reduction in company-operated stores during the last 12 months), partially offset by an increase in average unit prices, resulting from a change in product mix to higher-priced products and a promotional efficiency effort.

BSG. The slight decrease in BSG’s net sales for the three months ended December 31, 2018, was driven by lower sales from net new company-operated stores of $2.2 million, the negative impact from changes in foreign currency exchange rates of approximately $1.4 million and lower net sales from other sales channels of approximately $2.9 million, partially offset by the positive impact from the previously-disclosed Chalut acquisition of approximately $5.1 million and an increase in same store sales of approximately $0.9 million. Net sales from other sales channels include sales to our franchisees and sales by our distributor sales consultants.

The decrease in BSG’s net sales also reflects a decrease in unit volume (notwithstanding the impact of incremental sales from company-operated stores opened or acquired during the last 12 months), partially offset by an increase in average unit prices (resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

Consolidated. Consolidated gross profit decreased for the three months ended December 31, 2018, primarily due to lower net sales in both reportable segments and a lower gross margin in BSG.

SBS. SBS’s gross profit decreased for the three months ended December 31, 2018, primarily as a result of a lower net sales in our European operations. SBS’s gross margin was flat, but reflected improved gross margins in our U.S. and Canadian operations, offset by weaker margins in our European operations.

BSG. BSG’s gross profit decreased for the three months ended December 31, 2018, primarily as a result of a lower gross margin and lower net sales. BSG’s gross margin decreased primarily as a result of a category mix shift, increased promotional activity and the timing of vendor funding.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses decreased primarily as a result of lower compensation and compensation-related expenses, lower advertising expenses and a positive impact from changes in foreign currency exchange rates. Consolidated selling, general and administrative expenses, as a percentage of net sales, decreased 20 basis points to 37.1% for the three months ended December 31, 2018.

SBS. SBS’s selling, general and administrative expenses decreased $6.0 million, or 2.6%, for the three months ended December 31, 2018. This decrease reflects the impact of the 2018 restructuring plan, our recently implemented field structure realignment and store labor hour optimization initiatives, lower advertising expenses of $2.4 million, a positive impact from changes in foreign currency exchange rate of approximately $2.1 million. This decrease was partially offset by higher facility expenses of $1.7 million, higher professional fees of $0.9 million and the impact of the reduction of an estimated casualty loss of $1.3 million during the three months ended December 31, 2017 with no comparable amounts in the current quarter.

BSG. BSG’s selling, general and administrative expenses decreased $1.1 million, or 1.1%, for the three months ended December 31, 2018, primarily as a result of lower tradeshow expense due to the timing of the events.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $2.8 million, or 7.8%, for the three months ended December 31, 2018. This increase is primarily from incremental expenses associated with employee benefits.

Restructuring Charges

For the three months ended December 31, 2018 and 2017, we incurred restructuring charges of $4.0 million and $5.2 million, respectively, in connection with the 2018 Restructuring Plan. See Note 14 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plan.

Interest Expense

The increase in interest expense is primarily from higher interest rates on our term loan B variable tranche, partially offset by lower incremental interest expense on our ABL facility. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The provision for income taxes was $19.5 million and $2.9 million resulting in an effective tax rate of 22.9% and 3.3%, for the three months ended December 31, 2018 and 2017, respectively. The increase in our effective tax rate was due primarily to the impact of the U.S. Tax Reform during the three months ended December 31, 2017. See Note 11 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impact of U.S. Tax Reform on our condensed financial statements.

Liquidity and Capital Resources

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures, debt repayment and share repurchases. Working capital (current assets less current liabilities) increased $69.2 million, to $733.2 million at December 31, 2018, compared to $663.9 million at September 30, 2018, resulting primarily from increases in cash and cash equivalents and inventory.

At December 31, 2018, cash and cash equivalents were $102.8 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet working capital requirements, potential acquisitions, finance anticipated capital expenditures, including information technology upgrades and store remodels, debt repayments and opportunistic share repurchases over the next 12 months. For the foreseeable future, we will prioritize needed investments in our business that we believe will deliver value for shareholders, then focus on measured debt repayment within our ratings guidance and then share repurchases.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and opportunistic share repurchases. During the three months ended December 31, 2018, the weighted average interest rate on our borrowings under the ABL facility was 5.5%. The amounts drawn are generally paid down with cash provided by our operating activities. As of December 31, 2018, Sally Holdings had $481.4 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Share Repurchase Programs

We did not repurchase any shares of our common stock during the three months ended December 31, 2018. As of December 31, 2018, we had authorization of approximately $834.1 million of additional potential share repurchases remaining under the 2017 Share Repurchase Program. During the three months ended December 31, 2017, we repurchased and subsequently retired approximately 3.8 million shares of our common stock under Board approved share repurchase programs at an aggregate cost of $64.5 million. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been net funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2018 decreased $53.9 million to $50.3 million, compared to the three months ended December 31, 2017, mainly due to an increase in inventory as a result of the redemption of supply chain issues created by certain of our vendors and our launch of new product lines.

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2018 decreased $7.5 million to $24.2 million, compared to the three months ended December 31, 2017. This change was primarily a result of not having any significant acquisition in the three months ended December 31, 2018.

Net Cash Provided (Used) by Financing Activities

The change in financing activities cash flows was primarily a result of not having share repurchases during the three months ended December 31, 2018 as we focus on re-investing in our operations and repaying outstanding indebtedness.

Long-Term Debt

At December 31, 2018, we had $1,793.1 million in debt, not including capital leases, unamortized debt issuance costs and debt discounts, in the aggregate, of $19.3 million. Our debt consisted of $950.0 million of senior notes outstanding and a term loan B with an outstanding principal balance of $843.1 million. There were no borrowings outstanding under our ABL facility as of December 31, 2018.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2018.

Off-Balance Sheet Financing Arrangements

At December 31, 2018 and September 30, 2018, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of our business, and outstanding letters of credit related to inventory purchases and self-insurance programs.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions since September 30, 2018.

Accounting Changes and Recent Accounting Pronouncements

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1 – “Financial Statements” in Part I – Financial Information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. There have been no material changes to our market risks from September 30, 2018. See our disclosures about market risks contained in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2018, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in such Annual Report and herein are not the only risks facing our company.

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

10.1	2019 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Supply, Inc. 2019 Omnibus Incentive Plan*

10.2	2019 Form of Restricted Stock Unit Agreement pursuant to the Sally Beauty Supply, Inc. 2019 Omnibus Incentive Plan*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Christian A. Brickman*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron E. Alt*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Aaron E. Alt*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Shareholders’ Deficits; and (vi) the Notes to Condensed Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: February 5, 2019

	By:	/s/ Aaron E. Alt
Aaron E. Alt
Senior Vice President, Chief Financial Officer and President – Sally Beauty Supply
For the Registrant and as its Principal Financial Officer