Form 10-Q
period 2019-03-31
Sally Beauty Holdings, Inc.
filed 2019-05-01
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2019

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

As of April 26, 2019, there were 120,580,929 shares of the issuer’s common stock outstanding.

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

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important risks, uncertainties and other factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which should be read in conjunction with the forward-looking statements in this report. Additional risks and uncertainties may also be discussed in this quarterly report and the other reports we file with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following condensed consolidated balance sheets as of March 31, 2019 and September 30, 2018, the condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income, and the condensed statements of stockholders’ deficit for the three and six months ended March 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended March 31, 2019 and 2018 are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

(Unaudited)

	March 31, 2019	September 30, 2018

Assets
Current assets:
Cash and cash equivalents	$89,777	$77,295
Trade accounts receivable, net	41,976	48,417
Accounts receivable, other	49,451	42,073
Inventory	953,043	944,338
Other current assets	39,895	42,960
Total current assets	1,174,142	1,155,083
Property and equipment, net of accumulated depreciation of $636,099 at March 31, 2019 and $611,021 at September 30, 2018	297,124	308,357
Goodwill	533,566	535,925
Intangible assets, excluding goodwill, net of accumulated amortization of $137,767 at March 31, 2019 and $132,724 at September 30, 2018	68,370	72,698
Other assets	19,412	25,351
Total assets	$2,092,614	$2,097,414
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$5,503	$5,501
Accounts payable	252,470	303,241
Accrued liabilities	156,490	180,287
Income taxes payable	6,280	2,144
Total current liabilities	420,743	491,173
Long-term debt	1,708,421	1,768,808
Other liabilities	25,917	30,022
Deferred income tax liabilities, net	82,608	75,967
Total liabilities	2,237,689	2,365,970
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 120,566 and 120,145 shares issued and 120,107 and 119,926 shares outstanding at March 31, 2019 and September 30, 2018, respectively	1,201	1,199
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	7,590	—
Accumulated deficit	(48,312)	(179,764)
Accumulated other comprehensive loss, net of tax	(105,554)	(89,991)
Total stockholders’ deficit	(145,075)	(268,556)
Total liabilities and stockholders’ deficit	$2,092,614	$2,097,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales	$945,852	$975,321	$1,935,305	$1,970,286
Cost of goods sold	477,528	488,999	986,275	997,335
Gross profit	468,324	486,322	949,030	972,951
Selling, general and administrative expenses	361,626	368,461	728,614	739,748
Restructuring	(5,814)	6,759	(1,834)	11,969
Operating earnings	112,512	111,102	222,250	221,234
Interest expense	23,821	25,262	48,310	49,277
Earnings before provision for income taxes	88,691	85,840	173,940	171,957
Provision for income taxes	22,966	24,469	42,488	27,322
Net earnings	$65,725	$61,371	$131,452	$144,635
Earnings per share:
Basic	$0.55	$0.49	$1.10	$1.15
Diluted	$0.54	$0.49	$1.09	$1.14
Weighted average shares:
Basic	120,077	124,270	120,033	126,046
Diluted	120,991	125,057	120,949	126,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net earnings	$65,725	$61,371	$131,452	$144,635
Other comprehensive loss:
Foreign currency translation adjustments	3,040	10,437	(10,425)	10,182
Interest rate caps, net of tax	(2,140)	2,310	(4,970)	1,507
Foreign exchange contracts, net of tax	242	—	(168)	—
Other comprehensive income (loss), net of tax	1,142	12,747	(15,563)	11,689
Total comprehensive income	$66,867	$74,118	$115,889	$156,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net earnings	$131,452	$144,635
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,275	54,009
Share-based compensation expense	5,871	5,850
Amortization of deferred financing costs	1,979	1,851
(Gain) loss on extinguishment of debt	(473)	876
(Gain) loss on disposal of equipment and other property	(6,548)	42
Deferred income taxes	8,530	(29,379)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	5,950	(1,506)
Accounts receivable, other	(7,554)	(3,990)
Inventory	(14,213)	3,266
Other current assets	2,754	3,508
Other assets	(1,293)	143
Accounts payable and accrued liabilities	(69,704)	(12,175)
Income taxes payable	4,150	(762)
Other liabilities	(4,066)	13,082
Net cash provided by operating activities	110,110	179,450
Cash Flows from Investing Activities:
Payments for property and equipment	(46,398)	(38,693)
Proceeds from sale of property and equipment	12,010	14
Acquisitions, net of cash acquired	(2,848)	(9,175)
Net cash used by investing activities	(37,236)	(47,854)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	242,504	246,819
Repayments of long-term debt	(304,157)	(260,142)
Debt issuance costs	—	(1,151)
Payments for common stock repurchased	—	(114,699)
Proceeds from exercises of stock options	1,721	1,112
Net cash used by financing activities	(59,932)	(128,061)
Effect of foreign exchange rate changes on cash and cash equivalents	(460)	762
Net increase in cash and cash equivalents	12,482	4,297
Cash and cash equivalents, beginning of period	77,295	63,759
Cash and cash equivalents, end of period	$89,777	$68,056
Supplemental Cash Flow Information:
Interest paid	$48,378	$46,574
Income taxes paid	37,518	45,089
Capital expenditures incurred but not paid	$3,763	$1,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Loss	Deficit
Balance at September 30, 2018	119,926	$1,199	$—	$(179,764)	$—	$(89,991)	$(268,556)
Net earnings	—	—	—	65,727	—	—	65,727
Other comprehensive loss	—	—	—	—	—	(16,705)	(16,705)
Share-based compensation	—	—	3,354	—	—	—	3,354
Stock issued for stock options	115	1	1,448	—	—	—	1,449
Balance at December 31, 2018	120,041	$1,200	$4,802	$(114,037)	$—	$(106,696)	$(214,731)
Net earnings	—	—	—	65,725	—	—	65,725
Other comprehensive income	—	—	—	—	—	1,142	1,142
Share-based compensation	—	—	2,517	—	—	—	2,517
Stock issued for stock options	66	1	271	—	—	—	272
Balance at March 31, 2019	120,107	$1,201	$7,590	$(48,312)	$—	$(105,554)	$(145,075)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Loss	Deficit
Balance at September 30, 2017	129,585	$1,296	$—	$(283,076)	$—	$(81,836)	$(363,616)
Net earnings	—	—	—	83,264	—	—	83,264
Other comprehensive loss	—	—	—	—	—	(1,058)	(1,058)
Repurchases and cancellations of common stock	(3,848)	(39)	(3,386)	(61,187)	—	—	(64,612)
Share-based compensation	—	—	3,111	—	—	—	3,111
Stock issued for stock options	62	1	275	—	—	—	276
Balance at December 31, 2017	125,799	$1,258	$—	$(260,999)	$—	$(82,894)	$(342,635)
Net earnings	—	—	—	61,371	—	—	61,371
Other comprehensive income	—	—	—	—	—	12,747	12,747
Repurchases and cancellations of common stock	(2,899)	(29)	(3,573)	(46,484)	—	—	(50,086)
Share-based compensation	—	—	2,738	—	—	—	2,738
Stock issued for stock options	102	1	835	—	—	—	836
Balance at March 31, 2018	123,002	$1,230	$—	$(246,112)	$—	$(70,147)	$(315,029)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information not misleading. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of March 31, 2019 and September 30, 2018, our consolidated results of operations and consolidated comprehensive income for the three and six months ended March 31, 2019 and 2018, and our consolidated cash flows for six months ended March 31, 2019 and 2018.

Certain amounts for the prior year have been conformed to the current year’s presentation.

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

3.   Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”), which introduced new guidance that established how an entity should measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services. On October 1, 2018, we adopted ASU No. 2014-09 using the modified retrospective transition method. Additionally, in connection with the adoption, we designed changes to our internal control procedures and updated processes to ensure appropriate recognition and presentation of financial information. This adoption did not have a material effect on our consolidated financial statements or on our internal controls over financial reporting. We do not believe that the adoption will have a material effect on our consolidated financial statements on an ongoing basis. The comparative periods continue to be presented under the accounting standards in effect during those periods.

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

The following tables set forth the impact of adopting this standard on our condensed consolidated balance sheets as of March 31, 2019 and our condensed consolidated statements of earnings for the three and six months ended March 31, 2019 (in thousands):

Effect of ASU No. 2014-09 Adoption on Condensed Consolidated Balance Sheet

		Excluding
		ASU No. 2014-09	ASU No. 2014-09
	As reported	Effect	Effect
Other current assets	$39,895	$37,256	$2,639
Accrued liabilities	$156,490	$153,851	$2,639

Effect of ASU No. 2014-09 Adoption on Condensed Consolidated Statement of Earnings

For the three months ended March 31, 2019
		Excluding
		ASU No. 2014-09	ASU No. 2014-09
	As reported	Effect	Effect
Net Sales	$945,852	$945,752	$100
Gross Profit	468,324	468,224	100
Selling, general and administrative expenses	$361,626	$361,526	$100

For the six months ended March 31, 2019
		Excluding
		ASU No. 2014-09	ASU No. 2014-09
	As reported	Effect	Effect
Net Sales	$1,935,305	$1,935,130	$175
Gross Profit	949,030	948,855	175
Selling, general and administrative expenses	$728,614	$728,439	$175

See note 4, Revenue Recognition, for additional information related to ASU No. 2014-09.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require most leases to be reported on the balance sheet as a right-of-use asset and a lease liability. Under the new guidance, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under prior rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method, but companies can adopt using the effective date method or the comparative method. For public companies, this standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We will adopt this pronouncement on October 1, 2019 using the effective date method. We have completed a preliminary assessment of the potential impact of adopting ASU No. 2016-02 on our consolidated financial statements. At March 31, 2019, adoption of ASU No. 2016-02 would have resulted in recognition of a right-of-use asset in the estimated amount of approximately $525.0 million and a lease liability for a similar amount in our consolidated balance sheet. We are currently in the process of implementing changes to our processes, controls and systems in order to be compliant upon adoption of the new standard. We do not believe adoption of ASU No. 2016-02 will have a material impact on our consolidated results of operations or consolidated cash flows. The amount of the right-of-use asset and the lease liability we ultimately recognize may materially differ from this preliminary estimate, including as a result of future organic growth in our business, changes in interest rates, and potential acquisitions.

4.   Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data. Additionally, we have assessed all revenue streams for principal versus agent considerations and have concluded we are the principal for all transactions.

See Note 13, Business Segments, for additional information regarding the disaggregation of our sales revenue.

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

Gift Cards

The revenue from the sale of our gift cards is recognized at the time the gift card is used to purchase merchandise, which is generally within one year from the date of purchase. Our gift cards do not carry expiration dates or impose post-sale fees. Based on historical experience, a certain amount of our gift cards will not be redeemed, also referred to as “gift card breakage.” We recognize revenue related to gift card breakage within revenue in our consolidated statements of earnings over time proportionately to historical redemption patterns. The gift cards are issued and represent liabilities of either of our operating entities, Sally Beauty Supply LLC or Beauty Systems Group LLC, which are both limited liability companies formed in the state of Virginia.

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

The following table shows the amount of our gift card and rewards loyalty program liabilities included in accrued liabilities within our condensed consolidated balance sheets as of March 31, 2019 and September 30, 2018 (in thousands):

	March 31, 2019	September 30, 2018
Gift cards	$4,528	$4,144
Rewards loyalty program	7,032	1,165
Total liability	$11,560	$5,309

5.   Fair Value Measurements

Fair value on recurring basis

Consistent with the three-level hierarchy defined in ASC Topic 820, Fair Value Measurement, as amended, we categorize our financial assets and liabilities as follows (in thousands):

		As of March 31, 2019	As of September 30, 2018
Assets
Foreign exchange contracts	Level 2	$580	$—
Interest rate caps	Level 2	1,636	8,367
Total assets		$2,216	$8,367

Liabilities
Foreign exchange contracts	Level 2	$333	$—

Other fair value disclosures

		As of March 31, 2019		As of September 30, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes	Level 1	$889,946	$888,694	$950,000	$911,490
Other long-term debt	Level 2	842,606	823,421	845,383	824,951
Total debt		$1,732,552	$1,712,115	$1,795,383	$1,736,441

6.   Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2018	$(91,356)	$1,365	$—	$(89,991)
Other comprehensive loss before reclassification, net of tax	(10,425)	(5,014)	(253)	(15,692)
Reclassification to net earnings, net of tax	—	44	85	129
Balance at March 31, 2019	$(101,781)	$(3,605)	$(168)	$(105,554)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings were not material.

7.   Weighted Average Shares

The following table sets forth the computations of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Weighted average basic shares	120,077	124,270	120,033	126,046
Dilutive securities:
Stock option and stock award programs	914	787	916	788
Weighted average diluted shares	120,991	125,057	120,949	126,834

For the three and six months ended March 31, 2019, options to purchase 5.2 million shares of our common stock were outstanding but not included in our computations of diluted earnings per share, since these options were anti-dilutive. For the three and six months ended March 31, 2018, options to purchase 5.4 million shares of our common stock were outstanding but not included in the computations of diluted earnings per share, since these options were anti-dilutive.

8.   Share-Based Payments

Performance-Based Awards

The following table presents a summary of the activity for our performance unit awards assuming 100% payout:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2018	349	$20.88	1.3
Granted	230	17.22
Vested	(23)	23.45
Forfeited	(99)	21.68
Unvested at March 31, 2019	457	$18.74	1.8

Service-Based Awards

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2018	5,405	$23.04	5.4	$3,161
Granted	948	18.14
Exercised	(127)	15.42
Forfeited or expired	(849)	25.32
Outstanding at March 31, 2019	5,377	$21.99	6.3	$2,924
Exercisable at March 31, 2019	3,444	$23.68	4.9	$1,773

The following table presents a summary of the activity for our Restricted Stock Awards:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2018	219	$16.98	2.1
Granted	287	18.14
Vested	(6)	18.29
Forfeited	(31)	17.64
Unvested at March 31, 2019	469	$17.60	2.1

The following table presents a summary of the activity for our Restricted Stock Units:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2018	—	$—	—
Granted	88	18.14
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2019	88	$18.14	0.5

9.   Goodwill and Intangible Assets

During the three months ended March 31, 2019 we completed our annual assessment for impairment of goodwill and other intangible assets. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets.

For the three months ended March 31, 2019 and 2018, amortization expense related to other intangible assets was $2.9 million and $2.7 million, respectively, and, for the six months ended March 31, 2019 and 2018, amortization expense was $5.7 million and $5.6 million, respectively.

During the six months ended March 31, 2019, we recorded approximately $1.9 million in other intangible assets related to immaterial asset acquisitions. Additionally, goodwill and other intangible assets were negatively impacted from changes in foreign currency exchange rates of approximately $2.6 million and $0.6 million, respectively.

10.   Short-term Borrowings and Long-term Debt

At March 31, 2019, we had $481.9 million available for borrowing under our five-year asset-based senior secured loan facility (the “ABL facility”), including the Canadian sub-facility. At March 31, 2019, we were in compliance with the agreements and instruments governing our debt, including our financial covenants.

During the three months ended March 31, 2019, we commenced tender offer for up to $100.0 million in aggregate purchase price of our 5.625% Senior Notes due 2025 (the “2025 Notes”) with a sublimit of $25.0 million for purchase of our 5.500% Senior Notes due 2023 (the “2023 Notes”), in each case issued by our indirect wholly-owned subsidiaries Sally Holdings LLC and Sally Capital Inc. (“Tender Offer”). As a result of the Tender Offer, we repurchased approximately $57.5 million aggregate principal amount of the 2025 Notes and approximately $2.6 million aggregate principal amount of the 2023 Notes at a total tender offer price of 98.0% and 100.0%, respectively, excluding accrued interest. In connection with the Tender Offer, we recognized a $0.5 million gain on the extinguishment of debt, including a gain of approximately $1.2 million from the discount paid under the face value of the accepted 2025 Notes and the write off of $0.7 million in unamortized deferred financing costs.

11.    Derivative Instruments and Hedging Activities

During the six months ended March 31, 2019, we did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

Foreign Currency Forwards

In December 2018, we entered into foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries. At March 31, 2019, the notional amount we held through these forwards, based upon exchange rates at March 31, 2019, was as follows (in thousands):

Notional Currency	Notional Amount
MXP	$15,310
EUR	10,916
CAD	7,507
GBP	4,511
Total	$38,244

We record quarterly, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL. As the forwards are exercised, the realized value will be recognized into cost of goods sold based on inventory turns. Based on March 31, 2019 valuations and exchange rates, we expect to reclassify approximately $0.5 million into cost of goods sold over the next 12 months.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to increasing interest rates in connection with our term loan B. The interest rate caps are comprised of individual caplets that expire ratably through June 30, 2023 and are designated as cash flow hedges. Accordingly, changes in fair value of the interest rate caps are recorded quarterly, net of income tax, and are included in AOCL. Over the next 12 months, we expect to reclassify approximately $0.5 million into interest expense, which represents the original value of the expiring caplets.

The table below presents the fair value of our derivative financial instruments (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	March 31, 2019	September 30, 2018	Classification	March 31, 2019	September 30, 2018
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	$1,636	$8,367	N/A	$—	$—
Foreign exchange contracts	Other current assets	580	—	Accrued liabilities	333	—
		$2,216	$8,367		$333	$—

The effects of our derivative financial instruments on our condensed consolidated statements of earnings were not material for the three and six months ended March 31, 2019 and 2018.

12. Income Taxes

Our effective tax rate for the three months ended March 31, 2019 and 2018 was 25.9% and 28.5%, respectively. For the three months ended March 31, 2019, our effective tax rate was favorably impacted by a lower federal statutory rate when compared the prior year as a result of the Tax Cut and Jobs Act (“U.S. Tax Reform”). For the fiscal year 2019, our U.S. federal statutory rate will be 21.0% compared to 24.5% for the prior fiscal year.

Our effective tax rate for the six months ended March 31, 2019 and 2018 was 24.4% and 15.9%, respectively.  For the six months ended March 31, 2018, our effective tax rate was favorably impacted by a net income tax benefit of $22.2 million related to U.S. Tax Reform when compared to the current period.  This benefit was partially offset by the lower federal statutory rates recorded in the current period as compared to the prior period.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided guidance allowing registrants to record provisional amounts, during a specified measurement period, when the necessary information is not available, prepared or analyzed in reasonable detail to account for the impact of U.S. Tax Reform. As of December 31, 2018, we have completed our analysis on our provisional calculations within the measurement period provided by SAB 118. As a result, during the six months ended March 31, 2019, we identified certain immaterial adjustments to our provisional calculations, including a benefit of $3.0 million related to the transition tax on unremitted earnings of our foreign operations.

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

Beginning in our first quarter of fiscal year 2019, we are subject to taxation on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. We have made the policy election to record this tax as a period cost at the time it is incurred. The impact from GILTI was immaterial for the three months ended March 31, 2019 and is expected to be immaterial for the full fiscal year 2019.

13.   Business Segments

Segment data for the three and six months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net sales:
SBS	$565,604	$580,114	$1,146,213	$1,165,689
Beauty Systems Group ("BSG")	380,248	395,207	789,092	804,597
Total	$945,852	$975,321	$1,935,305	$1,970,286
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$86,715	$90,328	$176,706	$176,922
BSG	56,518	59,949	118,849	124,514
Segment operating earnings	143,233	150,277	295,555	301,436
Unallocated expenses	(36,535)	(32,416)	(75,139)	(68,233)
Restructuring	5,814	(6,759)	1,834	(11,969)
Consolidated operating earnings	112,512	111,102	222,250	221,234
Interest expense	(23,821)	(25,262)	(48,310)	(49,277)
Earnings before provision for income taxes	$88,691	$85,840	$173,940	$171,957

Sales between segments, which are eliminated in consolidation, were not material during the three and six months ended March 31, 2019 and 2018.

Disaggregation of net sales by segment

SBS	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Hair color	29.1%	26.9%	28.3%	26.6%
Hair care	20.5%	21.3%	20.2%	20.9%
Skin and nail care	14.6%	14.8%	14.8%	14.9%
Styling tools	13.6%	14.0%	14.7%	14.7%
Salon supplies and accessories	7.5%	7.5%	7.3%	7.3%
Multicultural products	7.0%	7.2%	6.7%	6.9%
Other Beauty items	7.7%	8.3%	8.0%	8.6%
Total	100.0%	100.0%	100.0%	100.0%

BSG	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Hair color	40.3%	38.7%	39.1%	37.8%
Hair care	34.2%	34.0%	33.8%	33.8%
Skin and nail care	8.2%	8.8%	8.2%	8.9%
Styling tools	3.2%	3.7%	3.6%	4.2%
Other beauty items	6.6%	6.6%	6.1%	6.1%
Promotional items	7.5%	8.2%	9.2%	9.2%
Total	100.0%	100.0%	100.0%	100.0%

14.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

Condensed Consolidating Balance Sheet

March 31, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$49,719	$40,048	$—	$89,777
Trade and other accounts receivable, net	—	—	57,983	33,444	—	91,427
Due from affiliates	—	—	2,691,139	—	(2,691,139)	—
Inventory	—	—	714,757	238,286	—	953,043
Other current assets	2,906	196	23,399	13,394	—	39,895
Property and equipment, net	6	—	230,007	67,111	—	297,124
Investment in subsidiaries	1,489,197	4,206,154	381,353	—	(6,076,704)	—
Goodwill and other intangible assets, net	—	—	456,574	145,362	—	601,936
Other assets	1,325	3,303	(3,441)	18,225	—	19,412
Total assets	$1,493,434	$4,209,663	$4,601,490	$555,870	$(8,767,843)	$2,092,614
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$85	$3,456	$197,401	$51,528	$—	$252,470
Due to affiliates	1,626,428	982,434	—	82,277	(2,691,139)	—
Accrued liabilities	359	21,520	103,095	31,516	—	156,490
Income taxes payable	5,093	1,519	—	(332)	—	6,280
Long-term debt	—	1,713,068	3	853	—	1,713,924
Other liabilities	6,729	—	15,303	3,885	—	25,917
Deferred income tax liabilities, net	(185)	(1,531)	79,534	4,790	—	82,608
Total liabilities	1,638,509	2,720,466	395,336	174,517	(2,691,139)	2,237,689
Total stockholders’ (deficit) equity	(145,075)	1,489,197	4,206,154	381,353	(6,076,704)	(145,075)
Total liabilities and stockholders’ (deficit) equity	$1,493,434	$4,209,663	$4,601,490	$555,870	$(8,767,843)	$2,092,614

Condensed Consolidating Balance Sheet

September 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$29,050	$48,235	$—	$77,295
Trade and other accounts receivable, net	4	—	53,295	37,191	—	90,490
Due from affiliates	—	—	2,598,681	—	(2,598,681)	—
Inventory	—	—	714,000	230,338	—	944,338
Other current assets	2,010	111	27,422	13,417	—	42,960
Property and equipment, net	8	—	232,941	75,408	—	308,357
Investment in subsidiaries	1,368,927	4,044,669	380,166	—	(5,793,762)	—
Goodwill and other intangible assets, net	—	—	459,348	149,275	—	608,623
Other assets	1,325	10,242	(4,797)	18,581	—	25,351
Total assets	$1,372,274	$4,055,032	$4,490,106	$572,445	$(8,392,443)	$2,097,414
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$38	$-	$233,936	$69,267	$—	$303,241
Due to affiliates	1,629,411	888,141	—	81,129	(2,598,681)	—
Accrued liabilities	234	23,019	125,179	31,855	—	180,287
Income taxes payable	585	1,519	—	40	—	2,144
Long-term debt	—	1,773,426	1	882	—	1,774,309
Other liabilities	10,562	—	15,250	4,210	—	30,022
Deferred income tax liabilities, net	—	—	71,071	4,896	—	75,967
Total liabilities	1,640,830	2,686,105	445,437	192,279	(2,598,681)	2,365,970
Total stockholders’ (deficit) equity	(268,556)	1,368,927	4,044,669	380,166	(5,793,762)	(268,556)
Total liabilities and stockholders’ (deficit) equity	$1,372,274	$4,055,032	$4,490,106	$572,445	$(8,392,443)	$2,097,414

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended March 31, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$769,284	$176,568	$—	$945,852
Related party sales	—	—	480	—	(480)	—
Cost of products sold and distribution expenses	—	—	383,147	94,861	(480)	477,528
Gross profit	—	—	386,617	81,707	—	468,324
Selling, general and administrative expenses	3,084	198	281,404	76,940	—	361,626
Restructuring	—	—	(5,814)	—	—	(5,814)
Operating earnings (loss)	(3,084)	(198)	111,027	4,767	—	112,512
Interest expense (income)	—	23,871	(1)	(49)	—	23,821
Earnings (loss) before provision for income taxes	(3,084)	(24,069)	111,028	4,816	—	88,691
Provision (benefit) for income taxes	(791)	(6,179)	28,795	1,141	—	22,966
Equity in earnings of subsidiaries, net of tax	68,018	85,908	3,675	—	(157,601)	—
Net earnings	65,725	68,018	85,908	3,675	(157,601)	65,725
Other comprehensive income (loss), net of tax	—	(2,140)	—	3,282	—	1,142
Total comprehensive income (loss)	$65,725	$65,878	$85,908	$6,957	$(157,601)	$66,867

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended March 31, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$786,743	$188,578	$—	$975,321
Related party sales	—	—	631	—	(631)	—
Cost of products sold and distribution expenses	—	—	390,891	98,739	(631)	488,999
Gross profit	—	—	396,483	89,839	—	486,322
Selling, general and administrative expenses	2,859	602	279,435	85,565	—	368,461
Restructuring	—	—	6,759	—	—	6,759
Operating earnings (loss)	(2,859)	(602)	110,289	4,274	—	111,102
Interest expense (income)	—	25,293	(3)	(28)	—	25,262
Earnings (loss) before provision for income taxes	(2,859)	(25,895)	110,292	4,302	—	85,840
Provision (benefit) for income taxes	(828)	(7,499)	30,758	2,038		24,469
Equity in earnings of subsidiaries, net of tax	63,402	81,798	2,264	—	(147,464)	—
Net earnings (loss)	61,371	63,402	81,798	2,264	(147,464)	61,371
Other comprehensive income, net of tax	—	2,310	—	10,437		12,747
Total comprehensive income (loss)	$61,371	$65,712	$81,798	$12,701	$(147,464)	$74,118

Condensed Consolidating Statement of Earnings and Comprehensive Income

Six Months Ended March 31, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$1,562,814	$372,491	$—	$1,935,305
Related party sales	—	—	1,149	—	(1,149)	—
Cost of products sold and distribution expenses	—	—	787,187	200,237	(1,149)	986,275
Gross profit	—	—	776,776	172,254	—	949,030
Selling, general and administrative expenses	5,893	366	567,620	154,735	—	728,614
Restructuring	—	—	(1,834)	—	—	(1,834)
Operating earnings (loss)	(5,893)	(366)	210,990	17,519	—	222,250
Interest expense (income)	—	48,423	(2)	(111)	—	48,310
Earnings (loss) before provision for income taxes	(5,893)	(48,789)	210,992	17,630	—	173,940
Provision (benefit) for income taxes	(1,512)	(12,524)	54,478	2,046	—	42,488
Equity in earnings of subsidiaries, net of tax	135,833	172,098	15,584	—	(323,515)	—
Net earnings	131,452	135,833	172,098	15,584	(323,515)	131,452
Other comprehensive loss, net of tax	—	(4,949)	—	(10,614)	—	(15,563)
Total comprehensive income (loss)	$131,452	$130,884	$172,098	$4,970	$(323,515)	$115,889

Condensed Consolidating Statement of Earnings and Comprehensive Income

Six Months Ended March 31, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$1,583,275	$387,011	$—	$1,970,286
Related party sales	—	—	1,077	—	(1,077)	—
Cost of products sold and distribution expenses	—	—	794,701	203,711	(1,077)	997,335
Gross profit	—	—	789,651	183,300	—	972,951
Selling, general and administrative expenses	5,465	781	563,902	169,600	—	739,748
Restructuring	—	—	11,969	—	—	11,969
Operating earnings (loss)	(5,465)	(781)	213,780	13,700	—	221,234
Interest expense (income)	—	49,307	(3)	(27)	—	49,277
Earnings (loss) before provision for income taxes	(5,465)	(50,088)	213,783	13,727	—	171,957
Provision (benefit) for income taxes	(1,079)	(14,424)	22,843	19,982		27,322
Equity in earnings of subsidiaries, net of tax	149,021	184,685	(6,255)	—	(327,451)	—
Net earnings (loss)	144,635	149,021	184,685	(6,255)	(327,451)	144,635
Other comprehensive income, net of tax	—	1,507	—	10,182	—	11,689
Total comprehensive income (loss)	$144,635	$150,528	$184,685	$3,927	$(327,451)	$156,324

Condensed Consolidating Statement of Cash Flows

Six Months Ended March 31, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$1,262	$(32,639)	$144,685	$(3,198)	$—	$110,110
Cash Flows from Investing Activities:
Payments for property and equipment	—	—	(41,559)	(4,839)	—	(46,398)
Proceeds from sale of property and equipment	—	—	12,007	3	—	12,010
Acquisitions, net of cash acquired	—	—	(2,008)	(840)	—	(2,848)
Due from affiliates	—	—	(92,458)	—	92,458	—
Net cash used by investing activities	—	—	(124,018)	(5,676)	92,458	(37,236)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	242,500	4	—	—	242,504
Repayments of long-term debt	—	(304,154)	(2)	(1)	—	(304,157)
Repurchases of common stock	—	—	—	—	—	—
Proceeds from exercises of stock options	1,721	—	—	—	—	1,721
Due to affiliates	(2,983)	94,293	—	1,148	(92,458)	—
Net cash provided (used) by financing activities	(1,262)	32,639	2	1,147	(92,458)	(59,932)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(460)	—	(460)
Net increase (decrease) in cash and cash equivalents	—	—	20,669	(8,187)	—	12,482
Cash and cash equivalents, beginning of period	—	10	29,050	48,235	—	77,295
Cash and cash equivalents, end of period	$—	$10	$49,719	$40,048	$—	$89,777

Condensed Consolidating Statement of Cash Flows

Six Months Ended March 31, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$16,313	$(33,119)	$197,800	$(1,544)	$—	$179,450
Cash Flows from Investing Activities:
Payments for property and equipment	—	—	(32,092)	(6,601)	—	(38,693)
Proceeds from sale of property and equipment	—	—	—	14	—	14
Acquisitions, net of cash acquired	—	—	—	(9,175)	—	(9,175)
Due from affiliates	—	—	(159,590)	—	159,590	—
Net cash used by investing activities	—	—	(191,682)	(15,762)	159,590	(47,854)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	246,814	5	—	—	246,819
Repayments of long-term debt	—	(259,750)	(2)	(390)	—	(260,142)
Debt issuance costs	—	(1,151)	—	—	—	(1,151)
Repurchases of common stock	(114,699)	—	—	—	—	(114,699)
Proceeds from exercises of stock options	1,112	—	—	—	—	1,112
Due to affiliates	97,274	47,206	—	15,110	(159,590)	—
Net cash provided (used) by financing activities	(16,313)	33,119	3	14,720	(159,590)	(128,061)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	762	—	762
Net increase (decrease) in cash and cash equivalents	—	—	6,121	(1,824)	—	4,297
Cash and cash equivalents, beginning of period	—	10	22,090	41,659	—	63,759
Cash and cash equivalents, end of period	$—	$10	$28,211	$39,835	$—	$68,056

15.   Restructuring

Restructuring gain and expenses for the three and six months ended March 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Supply Chain Modernization	$(5,814)	$—	$(5,814)	$—
2018 Restructuring Plan	—	6,759	3,980	11,969
Total expenses (gain)	$(5,814)	$6,759	$(1,834)	$11,969

Supply Chain Modernization

In February 2019, we announced that we were assessing our supply chain in an effort to minimize out-of-stocks, optimize inventory levels, reduce cost and explore new replenishment and fulfillment options. As part of our supply chain modernization plans, we sold our secondary headquarters and fulfillment center in Denton, Texas, and anticipate closing select distribution centers and upgrading our e-commerce capabilities. Additionally, we will be opening up a new automated and concentrated distribution center which will service Sally Beauty Supply stores and e-commerce sales as well as Beauty Systems Group stores, full service sales and e-commerce sales.

The liability related to the Supply Chain Modernization, which is included in accrued liabilities in our condensed consolidated balance sheets, is as follows (in thousands):

Supply Chain Modernization	Liability at September 30, 2018	Expenses	Cash Payments	Adjustments	Liability at March 31, 2019
Workforce reductions	$—	$236	$83	$—	$153
Facility closures	—	502	502	—	—
Other	—	95	95	—	—
Total	$—	$833	$680	$—	$153

Expenses incurred in the six months ended March 31, 2019, primarily represent costs incurred by SBS of $0.6 million.

The above table does not include a gain from selling our secondary headquarters and fulfillment center in Denton, TX of $6.6 million. In connection with the sale, we leased back the facility at current market rates for an insignificant time while we moved personnel to our primary headquarters.

2018 Restructuring Plan

In November 2017, our Board of Directors approved a restructuring plan (the “2018 Restructuring Plan”) focused primarily on significantly improving the profitability of our international businesses, with particular focus on our European operations.

In April 2018, we announced an expansion of the 2018 Restructuring Plan that contained cost reduction initiatives designed to help fund important long-term growth initiatives. The expansion to the 2018 Restructuring Plan included headcount reductions primarily at our corporate headquarters in Denton, Texas. As of December 31, 2018, the 2018 Restructuring Plan was substantially complete and we do not anticipate any additional material costs for the 2018 Restructuring Plan.

The liability related to the 2018 Restructuring Plan, which is included in accrued liabilities in our condensed consolidated balance sheets, is as follows (in thousands):

2018 Restructuring Plan	Liability at September 30, 2018	Expenses	Cash Payments	Adjustments	Liability at March 31, 2019
Workforce reductions	$3,444	$643	$4,087	$—	$—
Consulting	3,087	2,502	5,589	—	—
Other	2,266	835	2,943	—	158
Total	$8,797	$3,980	$12,619	$—	$158

Expenses incurred in the six months ended March 31, 2019 represent costs incurred by SBS of $1.1 million and corporate of $2.8 million.

16.   Commitments and Contingencies

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

During the fiscal year ended September 30, 2018, we received an assessment from a payment card network in connection with the data security incidents. The assessment is based on the network’s claims against the Company’s acquiring banks for costs that it asserts its issuing banks incurred in connection with the data security incidents, including incremental counterfeit fraud losses and non-ordinary course operating expenses, such as card reissuance costs. As of March 31, 2019, we have paid the assessment from the payment card network.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, including the Risk Factors section, and information contained elsewhere in this Quarterly Report, including the condensed consolidated financial statements and notes to those financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Highlights for the Three Months Ended March 31, 2019:

•	Consolidated net sales for the three months ended March 31, 2019, decreased $29.5 million, or 3.0%, to $945.9 million, compared to the three months ended March 31, 2018;
•	Our global e-commerce sales increased 30.3% compared to the three months ended March 31, 2018;
•	Consolidated same store sales decreased 0.5% for the three months ended March 31, 2019. SBS same store sales decreased 0.3% and BSG same store sales decreased 0.9%;
•

Consolidated gross profit for the three months ended March 31, 2019 decreased $18.0 million, or 3.7%, to $468.3 million compared to the three months ended March 31, 2018. Gross margin decreased 40 basis points to 49.5% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018;

•

Consolidated operating earnings for the three months ended March 31, 2019 increased $1.4 million, or 1.3%, to $112.5 million compared to the three months ended March 31, 2018. Operating margin increased 50 basis points to 11.9% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018;

•

Consolidated net earnings increased $4.4 million, or 7.1%, to $65.7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. As a percentage of net sales, net earnings increased 60 basis points to 6.9% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018;

•	Diluted earnings per share for the three months ended March 31, 2019, were $0.54, compared to $0.49 for the three months ended March 31, 2018;
•	Cash provided by operations was $59.9 million for the three months ended March 31, 2019, compared to $75.2 million for the three months ended March 31, 2018;
•

During the three months ended March 31, 2019, we recognized a net gain within restructuring on our condensed consolidated statements of earnings from our supply chain modernization plan of $5.8 million, primarily from the sale of our secondary headquarters and fulfillment center in Denton, Texas;

•	We repurchased approximately $60.1 million in senior notes through our debt tender offer and recognized a net gain of approximately $0.5 million.

Business Strategy Update

We continue to make solid progress on our transformation plan as we initiated our supply chain modernization plans, reduced our debt levels and deployed SBS’s new mobile commerce-based App.

During the quarter, we started to roll-out nationwide a new point-of-sale system in both SBS and BSG which will allow our store associates to better serve our customers. Additionally, we are working on deploying a new SBS mobile commerce-based App to enhance our customer’s experience and adapt to the way our customers like to shop.  As we go forward, we will continue to invest in improving our customer’s shopping experience.

In February 2019, we announced our supply chain modernization plans to gain efficiencies and cost savings. During the three months ended March 31, 2019, we sold our secondary headquarters and fulfillment center in Denton, Texas and exited our Anchorage, Alaska distribution center. We continue to explore locations within Texas for the construction of a new 500,000 square foot automated and concentrated distribution center and within Europe for our distribution operations in Ghent, Belgium.

We recently completed our debt tender offer which reduced our debt levels by $60.1 million during the three months ended March 31, 2019.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Net sales:
SBS	$565,604	$580,114	$(14,510)	(2.5)%	$1,146,213	$1,165,689	$(19,476)	(1.7)%
BSG	380,248	395,207	(14,959)	(3.8)%	789,092	804,597	(15,505)	(1.9)%
Consolidated	$945,852	$975,321	$(29,469)	(3.0)%	$1,935,305	$1,970,286	$(34,981)	(1.8)%

Gross profit:
SBS	$314,729	$322,565	$(7,836)	(2.4)%	$631,959	$642,351	$(10,392)	(1.6)%
BSG	153,595	163,757	(10,162)	(6.2)%	317,071	330,600	(13,529)	(4.1)%
Consolidated	$468,324	$486,322	$(17,998)	(3.7)%	$949,030	$972,951	$(23,921)	(2.5)%

Segment gross margin:
SBS	55.6%	55.6%	—	bps	55.1%	55.1%	—	bps
BSG	40.4%	41.4%	(100)	bps	40.2%	41.1%	(90)	bps
Consolidated	49.5%	49.9%	(40)	bps	49.0%	49.4%	(40)	bps

Selling, general and administrative expenses	$361,626	$368,461	$(6,835)	(1.9)%	$728,614	$739,748	$(11,134)	(1.5)%
Restructuring	$(5,814)	$6,759	$(12,573)	(186.0)%	$(1,834)	$11,969	$(13,803)	(115.3)%

Net earnings:
Segment operating earnings:
SBS	$86,715	$90,328	$(3,613)	(4.0)%	$176,706	$176,922	$(216)	(0.1)%
BSG	56,518	59,949	(3,431)	(5.7)%	118,849	124,514	(5,665)	(4.5)%
Segment operating earnings	143,233	150,277	(7,044)	(4.7)%	295,555	301,436	(5,881)	(2.0)%
Unallocated expenses and restructuring (a)	(30,721)	(39,175)	(8,454)	(21.6)%	(73,305)	(80,202)	(6,897)	(8.6)%
Consolidated operating earnings	112,512	111,102	1,410	1.3%	222,250	221,234	1,016	0.5%
Interest expense	23,821	25,262	(1,441)	(5.7)%	48,310	49,277	(967)	(2.0)%
Earnings before provision for income taxes	88,691	85,840	2,851	3.3%	173,940	171,957	1,983	1.2%
Provision for income taxes	22,966	24,469	(1,503)	(6.1)%	42,488	27,322	15,166	55.5%
Net earnings	$65,725	$61,371	$4,354	7.1%	$131,452	$144,635	$(13,183)	(9.1)%
	.
Number of stores at end-of-period (including franchises):
SBS					3,718	3,782	(64)	(1.7)%
BSG					1,388	1,393	(5)	(0.4)%
Consolidated					5,106	5,175	(69)	(1.3)%
Same store sales growth (decline) (b)
SBS	(0.3)%	(1.6)%	130	bps	0.2%	(2.1)%	230	bps
BSG	(0.9)%	(1.2)%	30	bps	(0.7)%	(1.2)%	50	bps
Consolidated	(0.5)%	(1.4)%	90	bps	(0.1)%	(1.8)%	170	bps

(a)

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. Restructuring charges relate to the supply chain modernization plan and the 2018 Restructuring Plan.

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

Results of Operations

The Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Net Sales

Consolidated. Consolidated net sales include a negative impact from changes in foreign currency exchange rates of $10.5 million, or 1.1% of consolidated net sales.

SBS. The decrease in net sales for SBS for the three months ended March 31, 2019, was primarily driven by the negative impact from changes in foreign currency exchange rates of approximately $9.0 million, lower sales from the net decline in the number of company-operated stores of $4.4 million and lower same store sales of approximately $1.9 million.

SBS’s experienced lower unit volume resulting from lower customer traffic and the reduction in the number of company-operated stores during the last 12 months. This was partially offset by an increase in average unit prices, resulting from a change in product mix to higher-priced products and a promotional efficiency effort (which reduced promotions which provided ‘free’ units, such as Buy One, Get One offers).

BSG. The decrease in BSG’s net sales for the three months ended March 31, 2019, was primarily driven by lower sales by our distributor sales consultants of $11.3 million, same store sales of $1.3 million and the negative impact from changes in foreign currency exchange rates of approximately $1.6 million.

The decrease in BSG’s net sales also reflects a decrease in unit volume, but notwithstanding the impact of incremental sales from the number of company-operated stores opened. This was partially offset by an increase in average unit prices resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months.

Gross Profit

Consolidated. Consolidated gross profit decreased for the three months ended March 31, 2019, primarily due to lower net sales in both reportable segments and a lower gross margin in BSG.

SBS. SBS’s gross profit decreased for the three months ended March 31, 2019, primarily as a result of a lower net sales. SBS’s gross margin was flat, but reflected significantly higher gross margins in our U.S. and Canadian operations, offset by weaker gross margins in our European operations.

BSG. BSG’s gross profit decreased for the three months ended March 31, 2019, primarily as a result of a lower net sales and lower gross margin. BSG’s gross margin decreased primarily by continued challenges attributed to the ongoing merchandising transformation.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses decreased primarily as a result of lower compensation and compensation-related expenses and a positive impact from changes in foreign currency exchange rates, partially offset by higher facility expenses and higher expenses related to recent upgrades to our information technology systems. Consolidated selling, general and administrative expenses, as a percentage of net sales, decreased 40 basis points to 38.2% for the three months ended March 31, 2019.

SBS. SBS’s selling, general and administrative expenses decreased $4.2 million, or 1.8%, for the three months ended March 31, 2019. This decrease reflects the impact of the 2018 Restructuring Plan, our recently implemented field structure realignment and store labor hour optimization initiatives and a positive impact from changes in foreign currency exchange rate of approximately $3.9 million. This decrease was partially offset by higher facility expenses of $2.3 million and the impact of the reduction of an estimated casualty loss related to hurricanes of $2.0 million during the three months ended March 31, 2018 with no comparable amounts in the current quarter.

BSG. BSG’s selling, general and administrative expenses decreased $6.7 million, or 6.5%, for the three months ended March 31, 2019, primarily as a result of the impact of the 2018 Restructuring Plan and our recently implemented field structure realignment, lower sales commission of $1.8 million and a positive impact from changes in foreign currency exchange rate of approximately $0.5 million.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $4.1 million, or 12.7%, for the three months ended March 31, 2019. This increase is primarily from unfavorable variances associated with our self-insurance programs, higher expenses related to recent upgrades to our information technology systems and higher professional fees.

Restructuring

For the three months ended March 31, 2019, we recognized income of $5.8 million in connection with the supply chain modernization plan, which included a $6.6 million gain from selling our secondary headquarters and fulfillment center in Denton, Texas. For the three months ended March 31, 2018, we incurred restructuring charges of $6.8 million in connection with the 2018 Restructuring Plan. See Note 15 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

The decrease in interest expense is primarily from a gain on extinguishment of debt of $0.5 million in connection with the debt tender offer during the three months ended March 31, 2019, compared to a loss on extinguishment of debt of $0.9 million in connection with the repricing of the term loan B variable-rate tranche for the three months ended March 31, 2018. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The provision for income taxes was $23.0 million and $24.5 million resulting in an effective tax rate of 25.9% and 28.5%, for the three months ended March 31, 2019 and 2018, respectively. The decrease in our effective tax rate was due primarily to a lower federal statutory rate when compared to the prior year as a result of the U.S. Tax Reform. For the fiscal year 2019, our U.S. federal statutory rate will be 21.0% compared to 24.5% for the prior fiscal year.

The Six Months Ended March 31, 2019 compared to the Six Months Ended March 31, 2018

Net Sales

Consolidated. Consolidated net sales include a negative impact from changes in foreign currency exchange rates of $17.3 million, or 0.9% of consolidated net sales.

SBS. The decrease in net sales for SBS for the six months ended March 31, 2019, was driven by the negative impact from changes in foreign currency exchange rates of approximately $14.5 million and lower net sales from the net decline in the number of company-operated stores of approximately $7.1 million, partially offset by an increase in SBS same store sales of approximately $1.9 million.

SBS’s experienced lower unit volume resulting from lower customer traffic and the reduction in the number of company-operated stores during the last 12 months. This was partially offset by an increase in average unit prices, resulting from a change in product mix to higher-priced products and a promotional efficiency effort.

BSG. The decrease in BSG’s net sales for the six months ended March 31, 2019, was driven by lower sales by our distributor sales consultants of $11.7 million, sales to our franchisees of $2.2 million, same store sales of approximately $2.1 million and the negative impact from changes in foreign currency exchange rates of approximately $3.0 million. This decrease was partially offset by the positive impact from net new company-operated stores of $3.5 million.

The decrease in BSG’s net sales also reflects a decrease in unit volume, but notwithstanding the impact of incremental sales from the number of company-operated stores opened. This was partially offset by an increase in average unit prices resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months.

Gross Profit

Consolidated. Consolidated gross profit decreased for the six months ended March 31, 2019, primarily due to lower net sales in both reportable segments and a lower gross margin in BSG.

SBS. SBS’s gross profit decreased for the six months ended March 31, 2019, primarily as a result of a lower net sales. SBS’s gross margin was flat, but reflected significantly higher gross margins in our U.S. and Canadian operations, offset by weaker gross margins in our European operations.

BSG. BSG’s gross profit decreased for the six months ended March 31, 2019, primarily as a result of lower net sales and a lower gross margin. BSG’s gross margin decreased primarily by continued challenges attributed to the ongoing merchandising transformation.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses decreased primarily as a result of lower compensation and compensation-related expenses, lower advertising expenses and a positive impact from changes in foreign currency exchange rates. This decrease was partially offset by increases in facility expenses and recent upgrades to our information technology systems. Consolidated selling, general and administrative expenses, as a percentage of net sales, increased 10 basis points to 37.6% for the six months ended March 31, 2019.

SBS. SBS’s selling, general and administrative expenses decreased $10.2 million, or 2.2%, for the six months ended March 31, 2019. This decrease reflects the impact of the 2018 Restructuring Plan, our recently implemented field structure realignment and store labor hour optimization initiatives, lower advertising expenses of $1.8 million, a positive impact from changes in foreign currency exchange rate of approximately $6.1 million. This decrease was partially offset by higher facility expenses of $4.0 million and the impact of the reduction of an estimated casualty loss related to hurricanes of $1.7 million during the six months ended March 31, 2018, with no comparable amounts in the current quarter.

BSG. BSG’s selling, general and administrative expenses decreased $7.9 million, or 3.8%, for the six months ended March 31, 2019, primarily as a result of the impact of the 2018 Restructuring Plan, lower sales commission of $2.4 million and a positive impact from changes in foreign currency exchange rate of approximately $0.9 million.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $6.9 million, or 10.1%, for the six months ended March 31, 2019. This increase is primarily from unfavorable variances associated with our self-insurance programs, higher expenses related to recent upgrades to our information technology systems and higher professional fees.

Restructuring

For the six months ended March 31, 2019, we recognized income of $1.8 million in connection with the supply chain modernization plan, which included a $6.6 million gain from selling our secondary headquarters and fulfillment center in Denton, Texas, and the 2018 Restructuring Plan. For the six months ended March 31, 2018, we incurred restructuring charges of $12.0 million in connection with the 2018 Restructuring Plan. See Note 15 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

The decrease in interest expense is primarily from a gain on extinguishment of debt of $0.5 million in connection with the debt tender offer during the six months ended March 31, 2019, compared to a loss on extinguishment of debt of $0.9 million in connection with the repricing of the term loan B variable-rate tranche during the six months ended March 31, 2018. This decrease was partially offset by higher interest rates on our term loan B variable tranche. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The provision for income taxes was $42.5 million and $27.3 million resulting in an effective tax rate of 24.4% and 15.9%, for the six months ended March 31, 2019 and 2018, respectively. The increase in our effective tax rate was due primarily to the impact of the U.S. Tax Reform during the six months ended March 31, 2018. See Note 12 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impact of U.S. Tax Reform on our condensed consolidated financial statements.

Liquidity and Capital Resources

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures, debt repayment and share repurchases. Working capital (current assets less current liabilities) increased $89.5 million, to $753.4 million at March 31, 2019, compared to $663.9 million at September 30, 2018, resulting primarily from increases in cash and cash equivalents and inventory, and from decreases in accounts payable and accrued liabilities.

At March 31, 2019, cash and cash equivalents were $89.8 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet working capital requirements, potential acquisitions, finance anticipated capital expenditures, including information technology upgrades and store remodels, debt repayments and opportunistic share repurchases over the next 12 months. For the foreseeable future, we will prioritize needed investments in our business that we believe will deliver value for stockholders, then focus on measured debt repayment within our ratings guidance and then share repurchases.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and opportunistic share repurchases. During the six months ended March 31, 2019, the weighted average interest rate on our borrowings under the ABL facility was 5.2%. The amounts drawn are generally paid down with cash provided by our operating activities. As of March 31, 2019, Sally Holdings had $481.9 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Share Repurchase Programs

We did not repurchase any shares of our common stock during the six months ended March 31, 2019. As of March 31, 2019, we had authorization of approximately $834.1 million of additional potential share repurchases remaining under the 2017 Share Repurchase Program. During the six months ended March 31, 2018, we repurchased and subsequently retired approximately 6.7 million shares of our common stock under Board approved share repurchase programs at an aggregate cost of $114.5 million. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been net funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2019, decreased $69.3 million to $110.1 million, compared to the six months ended March 31, 2018, mainly due to a focused reduction of accounts payable and an increase in inventory as a result of the launch of new product lines.

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2019, decreased $10.6 million to $37.2 million, compared to the six months ended March 31, 2018. This change was primarily driven by cash proceeds received from selling our secondary headquarters and fulfillment center in Denton, Texas, and as a result of not having any significant acquisitions in the six months ended March 31, 2019, partially offset by the additional capital expenditures primarily from investments in our information technology systems.

Net Cash Used by Financing Activities

Net cash used by financing activities during the six months ended March 31, 2019, decreased $68.1 million to $59.9 million, compared to the six months ended March 31, 2018. This decrease was driven by a focus on debt reduction rather than share repurchases.

Long-Term Debt

At March 31, 2019, we had $1,731.7 million in debt, not including capital leases, unamortized debt issuance costs or debt discounts, in the aggregate, of $17.8 million. Our debt consisted of $889.9 million of senior notes outstanding and a term loan B with an outstanding principal balance of $836.3 million. There were no borrowings outstanding under our ABL facility as of March 31, 2019.

During the three months ended March 31, 2019, we repurchased approximately $60.1 million aggregate principal amount of our 2025 Notes and our 2023 Notes in a debt tender offer at a price of 98.0% and 100.0%, respectively, excluding accrued interest.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2018.

Off-Balance Sheet Financing Arrangements

At March 31, 2019 and September 30, 2018, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of our business, and outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2019, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

See also Note 16 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficits; and (vi) the Notes to Condensed Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 1, 2019

	By:	/s/ Aaron E. Alt
Aaron E. Alt
Senior Vice President, Chief Financial Officer and President – Sally Beauty Supply
For the Registrant and as its Principal Financial Officer