Form 10-Q
period 2019-06-30
Sally Beauty Holdings, Inc.
filed 2019-07-31
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended JUNE 30, 2019

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

(940) 898-7500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report): N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each classTrading SymbolName of each exchange on which registered

Common Stock, $0.01 par valueSBHThe New York Stock Exchange

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

As of July 26, 2019, there were 120,543,133 shares of the issuer’s common stock outstanding.

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

Readers are cautioned not to place undue reliance on forward-looking statements, as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important risks, uncertainties and other factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which should be read in conjunction with the forward-looking statements in this report. Additional risks and uncertainties may also be discussed in this quarterly report and the other reports we file with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following condensed consolidated balance sheets as of June 30, 2019 and September 30, 2018, the condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income, and the condensed statements of stockholders’ deficit for the three and nine months ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2019 and 2018 are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

(Unaudited)

	June 30, 2019	September 30, 2018

Assets
Current assets:
Cash and cash equivalents	$57,855	$77,295
Trade accounts receivable, net	44,680	48,417
Accounts receivable, other	52,316	42,073
Inventory	967,744	944,338
Other current assets	37,853	42,960
Total current assets	1,160,448	1,155,083
Property and equipment, net of accumulated depreciation of $652,839 at June 30, 2019 and $611,021 at September 30, 2018	292,371	308,357
Goodwill	533,963	535,925
Intangible assets, excluding goodwill, net of accumulated amortization of $140,739 at June 30, 2019 and $132,724 at September 30, 2018	65,442	72,698
Other assets	20,047	25,351
Total assets	$2,072,271	$2,097,414
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$21,002	$5,501
Accounts payable	272,629	303,241
Accrued liabilities	146,209	180,287
Income taxes payable	1,214	2,144
Total current liabilities	441,054	491,173
Long-term debt	1,589,663	1,768,808
Other liabilities	25,709	30,022
Deferred income tax liabilities, net	86,310	75,967
Total liabilities	2,142,736	2,365,970
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 120,565 and 120,145 shares issued and 120,130 and 119,926 shares outstanding at June 30, 2019 and September 30, 2018, respectively	1,201	1,199
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	9,513	—
Accumulated earnings (deficit)	22,852	(179,764)
Accumulated other comprehensive loss, net of tax	(104,031)	(89,991)
Total stockholders’ deficit	(70,465)	(268,556)
Total liabilities and stockholders’ deficit	$2,072,271	$2,097,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$975,169	$996,283	$2,910,474	$2,966,568
Cost of goods sold	492,947	502,913	1,479,222	1,500,247
Gross profit	482,222	493,370	1,431,252	1,466,321
Selling, general and administrative expenses	360,183	378,598	1,088,797	1,118,345
Restructuring	1,908	12,544	74	24,513
Operating earnings	120,131	102,228	342,381	323,463
Interest expense	25,781	24,501	74,092	73,779
Earnings before provision for income taxes	94,350	77,727	268,289	249,684
Provision for income taxes	23,186	19,501	65,673	46,823
Net earnings	$71,164	$58,226	$202,616	$202,861
Earnings per share:
Basic	$0.59	$0.48	$1.69	$1.63
Diluted	$0.59	$0.48	$1.68	$1.62
Weighted average shares:
Basic	120,119	120,901	120,062	124,331
Diluted	120,977	121,673	120,928	125,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net earnings	$71,164	$58,226	$202,616	$202,861
Other comprehensive income (loss):
Foreign currency translation adjustments	834	(22,168)	(9,591)	(11,986)
Interest rate caps, net of tax	586	308	(4,384)	1,815
Foreign exchange contracts, net of tax	103	—	(65)	—
Other comprehensive income (loss), net of tax	1,523	(21,860)	(14,040)	(10,171)
Total comprehensive income	$72,687	$36,366	$188,576	$192,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net earnings	$202,616	$202,861
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	80,425	81,428
Share-based compensation expense	7,728	8,237
Amortization of deferred financing costs	2,894	2,842
Loss on extinguishment of debt	951	876
Gain on disposal of equipment and other property	(6,557)	—
Deferred income taxes	12,095	(25,132)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	3,361	(2,171)
Accounts receivable, other	(10,641)	(914)
Inventory	(28,283)	(24,119)
Other current assets	4,687	12,973
Other assets	(1,195)	341
Accounts payable and accrued liabilities	(59,105)	10,180
Income taxes payable	(926)	801
Other liabilities	(4,227)	13,727
Net cash provided by operating activities	203,823	281,930
Cash Flows from Investing Activities:
Payments for property and equipment	(66,763)	(62,190)
Proceeds from sale of property and equipment	12,021	19
Acquisitions, net of cash acquired	(2,763)	(9,175)
Net cash used by investing activities	(57,505)	(71,346)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	394,004	369,319
Repayments of long-term debt	(561,162)	(401,222)
Debt issuance costs	—	(1,151)
Payments for common stock repurchased	—	(164,838)
Proceeds from exercises of stock options	1,787	1,317
Net cash used by financing activities	(165,371)	(196,575)
Effect of foreign exchange rate changes on cash and cash equivalents	(387)	(913)
Net (decrease) increase in cash and cash equivalents	(19,440)	13,096
Cash and cash equivalents, beginning of period	77,295	63,759
Cash and cash equivalents, end of period	$57,855	$76,855
Supplemental Cash Flow Information:
Interest paid	$82,903	$83,344
Income taxes paid	62,852	53,559
Capital expenditures incurred but not paid	$3,116	$3,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands)

(Unaudited)

						Accumulated
			Additional	Accumulated		Other	Total
	Common Stock		Paid-in	Earnings	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Stock	Loss	Deficit
Balance at September 30, 2018	119,926	$1,199	$—	$(179,764)	$—	$(89,991)	$(268,556)
Net earnings	—	—	—	65,727	—	—	65,727
Other comprehensive loss	—	—	—	—	—	(16,705)	(16,705)
Share-based compensation	—	—	3,354	—	—	—	3,354
Stock issued for stock options	115	1	1,448	—	—	—	1,449
Balance at December 31, 2018	120,041	$1,200	$4,802	$(114,037)	$—	$(106,696)	$(214,731)
Net earnings	—	—	—	65,725	—	—	65,725
Other comprehensive income	—	—	—	—	—	1,142	1,142
Share-based compensation	—	—	2,517	—	—	—	2,517
Stock issued for stock options	66	1	271	—	—	—	272
Balance at March 31, 2019	120,107	$1,201	$7,590	$(48,312)	$—	$(105,554)	$(145,075)
Net earnings	—	—	—	71,164	—	—	71,164
Other comprehensive income	—	—	—	—	—	1,523	1,523
Share-based compensation	—	—	1,857	—	—	—	1,857
Stock issued for stock options	23	—	66	—	—	—	66
Balance at June 30, 2019	120,130	$1,201	$9,513	$22,852	$—	$(104,031)	$(70,465)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Loss	Deficit
Balance at September 30, 2017	129,585	$1,296	$—	$(283,076)	$—	$(81,836)	$(363,616)
Net earnings	—	—	—	83,264	—	—	83,264
Other comprehensive loss	—	—	—	—	—	(1,058)	(1,058)
Repurchases and cancellations of common stock	(3,848)	(39)	(3,386)	(61,187)	—	—	(64,612)
Share-based compensation	—	—	3,111	—	—	—	3,111
Stock issued for stock options	62	1	275	—	—	—	276
Balance at December 31, 2017	125,799	$1,258	$—	$(260,999)	$—	$(82,894)	$(342,635)
Net earnings	—	—	—	61,371	—	—	61,371
Other comprehensive income	—	—	—	—	—	12,747	12,747
Repurchases and cancellations of common stock	(2,899)	(29)	(3,573)	(46,484)	—	—	(50,086)
Share-based compensation	—	—	2,738	—	—	—	2,738
Stock issued for stock options	102	1	835	—	—	—	836
Balance at March 31, 2018	123,002	$1,230	$—	$(246,112)	$—	$(70,147)	$(315,029)
Net earnings	—	—	—	58,226	—	—	58,226
Other comprehensive loss	—	—	—	—	—	(21,860)	(21,860)
Repurchases and cancellations of common stock	(3,157)	(32)	(2,593)	(47,515)	—	—	(50,140)
Share-based compensation	—	—	2,387	—	—	—	2,387
Stock issued for stock options	37	1	206	—	—	—	207
Balance at June 30, 2018	119,882	$1,199	$—	$(235,401)	$—	$(92,007)	$(326,209)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information not misleading. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of June 30, 2019 and September 30, 2018, our consolidated results of operations, consolidated comprehensive income and consolidated statements of stockholders’ deficit for the three and nine months ended June 30, 2019 and 2018, and our consolidated cash flows for nine months ended June 30, 2019 and 2018.

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

The following tables set forth the impact of adopting this standard on our condensed consolidated balance sheets as of June 30, 2019 and our condensed consolidated statements of earnings for the three and nine months ended June 30, 2019 (in thousands):

Effect of ASU No. 2014-09 Adoption on Condensed Consolidated Balance Sheet

		Excluding
		ASU No. 2014-09	ASU No. 2014-09
	As reported	Effect	Effect
Other current assets	$37,853	$35,214	$2,639
Accrued liabilities	$146,209	$143,570	$2,639

Effect of ASU No. 2014-09 Adoption on Condensed Consolidated Statement of Earnings

For the three months ended June 30, 2019
		Excluding
		ASU No. 2014-09	ASU No. 2014-09
	As reported	Effect	Effect
Net Sales	$975,169	$975,099	$70
Gross Profit	482,222	482,152	70
Selling, general and administrative expenses	$360,183	$360,113	$70

For the nine months ended June 30, 2019
		Excluding
		ASU No. 2014-09	ASU No. 2014-09
	As reported	Effect	Effect
Net Sales	$2,910,474	$2,910,229	$245
Gross Profit	1,431,252	1,431,007	245
Selling, general and administrative expenses	$1,088,797	$1,088,552	$245

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

We have completed a preliminary assessment of the potential impact of adopting ASU No. 2016-02 on our consolidated financial statements. At June 30, 2019, adoption of ASU No. 2016-02 would have resulted in recognition of a right-of-use asset in the estimated amount of approximately $525.0 million and a lease liability for a similar amount on our consolidated balance sheet. We are currently in the final stages of implementing changes to our processes, controls and systems and expect to be compliant upon required adoption of the new standard. We do not believe adoption of ASU No. 2016-02 will have a material impact on our consolidated results of operations or consolidated cash flows. The amount of the right-of-use asset and the lease liability we ultimately recognize may materially differ from this preliminary estimate, including as a result of future organic growth in our business, changes in interest rates, and potential acquisitions.

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

Merchandise Revenues

The majority of our revenue comes from the sale of products in our company-operated stores. These sales generally have one single performance obligation and the revenue is recognized at the point of sale. However, discounts and incentives issued at the point of sale to entice a customer to a future purchase are treated as a separate performance obligation.  As such, we allocate a portion of the revenue generated from the point of sale to each of the additional performance obligations separately using explicitly stated amounts or our best estimate using historical data.

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

We extend credit to certain customers, primarily salon professionals, which generally have 30 day payment terms. Based on the nature of theses receivables, no significant financing component exists.

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

Customer Loyalty Rewards

We launched our new Sally Beauty Rewards Loyalty Program nationwide during the first quarter of fiscal year 2019 to the U.S. and Canada, which enables customers to earn points based on their status for every dollar spent on merchandise purchased in our Sally Beauty Supply (“SBS”) stores and through our sallybeauty.com website, including on our new SBS mobile commerce-based app. When a specific tier has been reached, a customer will receive a certificate which can be used at any of our U.S. and Canadian SBS stores or through our sallybeauty.com website on their next purchase. Based on the rewards loyalty program policies, points expire after twelve months of inactivity and certificates will expire after a specific time period from the date of issuance. Certificates generated from our rewards loyalty program provide a material right to customers and represent a separate performance obligation. Rewards loyalty points are accrued at the standalone value per point, net of estimated breakage, and are included within accrued liabilities on our consolidated balance sheets. We recognize the revenue when the customer redeems the certificate. Points and certificates are issued by and represent liabilities of Sally Beauty Supply LLC.

The following table shows the amount of our gift card and rewards loyalty program liabilities included in accrued liabilities on our condensed consolidated balance sheets as of June 30, 2019 and September 30, 2018 (in thousands):

	June 30, 2019	September 30, 2018
Gift cards	$4,354	$4,144
Rewards loyalty program	8,646	1,165
Total liability	$13,000	$5,309

5.   Fair Value Measurements

Fair value on recurring basis

Consistent with the three-level hierarchy defined in ASC Topic 820, Fair Value Measurement, as amended, we categorize our financial assets and liabilities as follows (in thousands):

		As of June 30, 2019	As of September 30, 2018
Financial assets
Interest rate caps	Level 2	$697	$8,367
Foreign exchange contracts	Level 2	423	—
Total financial assets		$1,120	$8,367

Financial liabilities
Foreign exchange contracts	Level 2	$121	$—

Other fair value disclosures

		As of June 30, 2019		As of September 30, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes	Level 1	$885,296	$873,513	$950,000	$911,490
Other long-term debt	Level 2	741,741	713,353	845,383	824,951
Total debt		$1,627,037	$1,586,866	$1,795,383	$1,736,441

6.   Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2018	$(91,356)	$1,365	$—	$(89,991)
Other comprehensive loss before reclassification, net of tax	(9,591)	(5,904)	(478)	(15,973)
Reclassification to net earnings, net of tax	—	1,520	413	1,933
Balance at June 30, 2019	$(100,947)	$(3,019)	$(65)	$(104,031)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings were not material.

7.   Weighted-Average Shares

The following table sets forth the computations of basic and diluted weighted-average shares (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Weighted-average basic shares	120,119	120,901	120,062	124,331
Dilutive securities:
Stock option and stock award programs	858	772	866	780
Weighted-average diluted shares	120,977	121,673	120,928	125,111

For the three and nine months ended June 30, 2019, options to purchase 5.0 million shares of our common stock were outstanding but not included in our computations of diluted earnings per share, since these options were anti-dilutive. For the three and nine months ended June 30, 2018, options to purchase 5.2 million shares of our common stock were outstanding but not included in the computations of diluted earnings per share, since these options were anti-dilutive.

8.   Share-Based Payments

Performance-Based Awards

The following table presents a summary of the activity for our performance unit awards assuming 100% payout:

Performance Unit Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2018	349	$20.88	1.3
Granted	230	17.22
Vested	(23)	23.45
Forfeited	(113)	21.29
Unvested at June 30, 2019	443	$18.75	1.6

Service-Based Awards

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2018	5,405	$23.04	5.4	$3,161
Granted	948	18.14
Exercised	(137)	15.02
Forfeited or expired	(989)	24.77
Outstanding at June 30, 2019	5,227	$22.03	6.0	$486
Exercisable at June 30, 2019	3,402	$23.62	4.6	$486

The following table presents a summary of the activity for our Restricted Stock Awards:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2018	219	$16.98	2.1
Granted	287	18.14
Vested	(28)	16.85
Forfeited	(43)	17.73
Unvested at June 30, 2019	435	$17.71	1.9

The following table presents a summary of the activity for our Restricted Stock Units:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting Term (in Years)
Unvested at September 30, 2018	—	$—	—
Granted	88	18.14
Vested	—	—
Forfeited	(8)	18.14
Unvested at June 30, 2019	80	$18.14	0.3

9.   Goodwill and Intangible Assets

During the three months ended March 31, 2019 we completed our annual assessment for impairment of goodwill and other intangible assets. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets.

For the three months ended June 30, 2019 and 2018, amortization expense related to other intangible assets was $2.8 million and $3.2 million, respectively, and, for the nine months ended June 30, 2019 and 2018, amortization expense was $8.5 million and $8.8 million, respectively.

During the nine months ended June 30, 2019, we recorded approximately $1.9 million in other intangible assets related to immaterial asset acquisitions. Additionally, goodwill and other intangible assets were negatively impacted from changes in foreign currency exchange rates of approximately $2.2 million and $0.7 million, respectively.

10.   Short-term Borrowings and Long-term Debt

At June 30, 2019, we had $[466.5] million available for borrowing under our asset-based senior secured loan facility (the “ABL facility”), including the Canadian sub-facility. At June 30, 2019, we were in compliance with the agreements and instruments governing our debt, including our financial covenants.

During the three months ended June 30, 2019, we paid down $115.0 million aggregate principal amount of our term loan B. Additionally, we repurchased approximately $4.7 million aggregate principal amount of our 5.625% Senior Notes due 2025 (the “2025 Notes”) at a weighted-average price of 99.3% of face value, excluding accrued interest. In connection with debt repayment, we recognized a $1.4 million loss on the extinguishment of debt from the write-off of unamortized deferred financing costs.

During the three months ended March 31, 2019, we commenced a tender offer for up to $100.0 million in aggregate purchase price of our 2025 Notes with a sublimit of $25.0 million for purchase of our 5.500% Senior Notes due 2023 (the “2023 Notes”), in each case issued by our indirect wholly-owned subsidiaries Sally Holdings LLC and Sally Capital Inc. (“Tender Offer”). As a result of the Tender Offer, we repurchased approximately $57.5 million aggregate principal amount of the 2025 Notes and approximately $2.6 million aggregate principal amount of the 2023 Notes at a total tender offer price of 98.0% and 100.0%, respectively, excluding accrued interest. In connection with the Tender Offer, we recognized a $0.5 million gain on the extinguishment of debt, including a gain of approximately $1.2 million from the discount paid under the face value of the accepted 2025 Notes and the write-off of $0.7 million in unamortized deferred financing costs.

11.    Derivative Instruments and Hedging Activities

During the nine months ended June 30, 2019, we did not purchase or hold any derivative instruments for trading or speculative purposes.

Designated Cash Flow Hedges

Foreign Currency Forwards

In December 2018, we entered into foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries. At June 30, 2019, the notional amount we held through these forwards, based upon exchange rates at June 30, 2019, was as follows (in thousands):

Notional Currency	Notional Amount
MXP	$7,337
EUR	5,561
CAD	3,824
GBP	2,086
Total	$18,808

We record quarterly, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL. As the forwards are exercised, the realized value will be recognized into cost of goods sold based on inventory turns. Based on June 30, 2019 valuations and exchange rates, we expect to reclassify approximately $0.7 million into cost of goods sold over the next 12 months.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to increasing interest rates in connection with our term loan B variable tranche. The interest rate caps are comprised of individual caplets that expire ratably through June 30, 2023 and are designated as cash flow hedges.

During the three months ended June 30, 2019, concurrent with the repayment of $115.0 million of the term loan B variable tranche, we dedesignated one interest rate cap and terminated $115.0 million in notional amount. Subsequently, we redesignated the remaining notional amounts of the interest rate cap. Once we determined the hedge transaction related to $115.0 million of the term loan B variable tranche principal would not occur, we reclassified a loss of $1.2 million from AOCL into interest expense. Furthermore, changes in fair value of the remaining hedged interest rate caps are recorded quarterly, net of income tax, and are included in AOCL. Over the next 12 months, we expect to reclassify approximately $0.5 million into interest expense, which represents the original value of the expiring caplets.

The table below presents the fair value of our derivative financial instruments (in thousands):

	Asset Derivatives			Liability Derivatives
	Classification	June 30, 2019	September 30, 2018	Classification	June 30, 2019	September 30, 2018
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	$697	$8,367	N/A	$—	$—
Foreign exchange contracts	Other current assets	423	—	Accrued liabilities	121	—
		$1,120	$8,367		$121	$—

The effects of our derivative financial instruments on our condensed consolidated statements of earnings were not material for the three and nine months ended June 30, 2019 and 2018, except for the loss recorded related to the interest rate cap as a described above.

12. Income Taxes

Our effective tax rate for the three months ended June 30, 2019 and 2018 was 24.6% and 25.1%, respectively. For the three months ended June 30, 2019, our effective tax rate was favorably impacted by a lower federal statutory rate when compared to the prior year as a result of the Tax Cut and Jobs Act (“U.S. Tax Reform”), as well as improving operations in companies for which a valuation allowance is recorded. For the fiscal year 2019, our U.S. federal statutory rate will be 21.0% compared to 24.5% for the prior fiscal year.

Our effective tax rate for the nine months ended June 30, 2019 and 2018 was 24.5% and 18.8%, respectively.  For the nine months ended June 30, 2018, our effective tax rate was favorably impacted by a net income tax benefit of $22.0 million related to U.S. Tax Reform when compared to the current period.  This benefit was partially offset by the lower federal statutory rates recorded in the current period as compared to the prior period.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided guidance allowing registrants to record provisional amounts, during a specified measurement period, when the necessary information is not available, prepared or analyzed in reasonable detail to account for the impact of U.S. Tax Reform. As of December 31, 2018, we have completed our analysis on our provisional calculations within the measurement period provided by SAB 118. As a result, during the nine months ended June 30, 2019, we identified certain immaterial adjustments to our provisional calculations, including a benefit of $3.0 million related to the transition tax on unremitted earnings of our foreign operations.

The U.S. Treasury Department has issued final regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of U.S Tax Reform. Certain guidance included in these final regulations is inconsistent with our interpretation of the enacted tax law that led to the recognition of a $2.5 million benefit in the first quarter of the current fiscal year. Notwithstanding this inconsistency, we remain confident in our interpretation of the Internal Revenue Code and intend to defend this position through litigation, if necessary. However, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit.

Beginning in our first quarter of fiscal year 2019, we are subject to taxation on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. We have made the policy election to record this tax as a period cost at the time it is incurred. The impact from GILTI was immaterial for the nine months ended June 30, 2019 and is expected to be immaterial for the full fiscal year 2019.

13.   Business Segments

Segment data for the three and nine months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net sales:
SBS	$575,025	$591,583	$1,721,238	$1,757,272
Beauty Systems Group ("BSG")	400,144	404,700	1,189,236	1,209,296
Total	$975,169	$996,283	$2,910,474	$2,966,568
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$95,763	$94,912	$272,470	$271,834
BSG	61,552	62,039	180,401	186,553
Segment operating earnings	157,315	156,951	452,871	458,387
Unallocated expenses	(35,276)	(42,179)	(110,416)	(110,411)
Restructuring	(1,908)	(12,544)	(74)	(24,513)
Consolidated operating earnings	120,131	102,228	342,381	323,463
Interest expense	(25,781)	(24,501)	(74,092)	(73,779)
Earnings before provision for income taxes	$94,350	$77,727	$268,289	$249,684

Sales between segments, which are eliminated in consolidation, were not material during the three and nine months ended June 30, 2019 and 2018.

Disaggregation of net sales by segment

SBS	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Hair color	30.2%	27.3%	28.9%	26.8%
Hair care	20.3%	21.7%	20.5%	21.4%
Skin and nail care	15.5%	16.3%	14.9%	15.2%
Styling tools	12.4%	12.9%	13.9%	14.1%
Salon supplies and accessories	7.1%	7.3%	7.2%	7.3%
Multicultural products	6.6%	6.7%	6.5%	6.8%
Other Beauty items	7.9%	7.8%	8.1%	8.4%
Total	100.0%	100.0%	100.0%	100.0%

BSG	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Hair color	40.5%	39.2%	39.5%	38.2%
Hair care	36.1%	34.9%	34.6%	34.2%
Skin and nail care	8.1%	8.5%	8.2%	8.7%
Styling tools	3.4%	3.5%	3.5%	4.0%
Other beauty items	6.6%	6.4%	6.3%	6.2%
Promotional items	5.3%	7.5%	7.9%	8.7%
Total	100.0%	100.0%	100.0%	100.0%

14.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

Condensed Consolidating Balance Sheet

June 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$31,254	$26,591	$—	$57,855
Trade and other accounts receivable, net	—	—	60,003	36,993	—	96,996
Due from affiliates	—	—	2,818,602	—	(2,818,602)	—
Inventory	—	—	721,063	246,681	—	967,744
Other current assets	2,755	88	21,034	13,976	—	37,853
Property and equipment, net	6	—	227,845	64,520	—	292,371
Investment in subsidiaries	1,563,789	4,299,448	390,061	—	(6,253,298)	—
Goodwill and other intangible assets, net	—	—	454,443	144,962	—	599,405
Other assets	1,325	2,258	(1,654)	18,118	—	20,047
Total assets	$1,567,875	$4,301,804	$4,722,651	$551,841	$(9,071,900)	$2,072,271
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$20	$—	$219,508	$53,101	$—	$272,629
Due to affiliates	1,631,574	1,118,896	—	68,132	(2,818,602)	—
Accrued liabilities	190	9,027	105,554	31,438	—	146,209
Income taxes payable	97	1,519	—	(402)	—	1,214
Long-term debt	—	1,609,799	2	864	—	1,610,665
Other liabilities	6,729	—	15,096	3,884	—	25,709
Deferred income tax liabilities, net	(270)	(1,226)	83,043	4,763	—	86,310
Total liabilities	1,638,340	2,738,015	423,203	161,780	(2,818,602)	2,142,736
Total stockholders’ (deficit) equity	(70,465)	1,563,789	4,299,448	390,061	(6,253,298)	(70,465)
Total liabilities and stockholders’ (deficit) equity	$1,567,875	$4,301,804	$4,722,651	$551,841	$(9,071,900)	$2,072,271

Condensed Consolidating Balance Sheet

September 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$29,050	$48,235	$—	$77,295
Trade and other accounts receivable, net	4	—	53,295	37,191	—	90,490
Due from affiliates	—	—	2,598,681	—	(2,598,681)	—
Inventory	—	—	714,000	230,338	—	944,338
Other current assets	2,010	111	27,422	13,417	—	42,960
Property and equipment, net	8	—	232,941	75,408	—	308,357
Investment in subsidiaries	1,368,927	4,044,669	380,166	—	(5,793,762)	—
Goodwill and other intangible assets, net	—	—	459,348	149,275	—	608,623
Other assets	1,325	10,242	(4,797)	18,581	—	25,351
Total assets	$1,372,274	$4,055,032	$4,490,106	$572,445	$(8,392,443)	$2,097,414
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$38	$-	$233,936	$69,267	$—	$303,241
Due to affiliates	1,629,411	888,141	—	81,129	(2,598,681)	—
Accrued liabilities	234	23,019	125,179	31,855	—	180,287
Income taxes payable	585	1,519	—	40	—	2,144
Long-term debt	—	1,773,426	1	882	—	1,774,309
Other liabilities	10,562	—	15,250	4,210	—	30,022
Deferred income tax liabilities, net	—	—	71,071	4,896	—	75,967
Total liabilities	1,640,830	2,686,105	445,437	192,279	(2,598,681)	2,365,970
Total stockholders’ (deficit) equity	(268,556)	1,368,927	4,044,669	380,166	(5,793,762)	(268,556)
Total liabilities and stockholders’ (deficit) equity	$1,372,274	$4,055,032	$4,490,106	$572,445	$(8,392,443)	$2,097,414

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended June 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$789,534	$185,635	$—	$975,169
Related party sales	—	—	545	—	(545)	—
Cost of products sold and distribution expenses	—	—	393,875	99,617	(545)	492,947
Gross profit	—	—	396,204	86,018	—	482,222
Selling, general and administrative expenses	2,564	123	281,520	75,976	—	360,183
Restructuring	—	—	1,908	—	—	1,908
Operating earnings (loss)	(2,564)	(123)	112,776	10,042	—	120,131
Interest expense (income)	—	25,824	(3)	(40)	—	25,781
Earnings (loss) before provision for income taxes	(2,564)	(25,947)	112,779	10,082	—	94,350
Provision (benefit) for income taxes	(659)	(6,659)	28,193	2,311	—	23,186
Equity in earnings of subsidiaries, net of tax	73,069	92,357	7,771	—	(173,197)	—
Net earnings	71,164	73,069	92,357	7,771	(173,197)	71,164
Other comprehensive income, net of tax	—	586	—	937	—	1,523
Total comprehensive income	$71,164	$73,655	$92,357	$8,708	$(173,197)	$72,687

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended June 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$798,185	$198,098	$—	$996,283
Related party sales	—	—	639	—	(639)	—
Cost of products sold and distribution expenses	—	—	399,482	104,070	(639)	502,913
Gross profit	—	—	399,342	94,028	—	493,370
Selling, general and administrative expenses	2,777	367	292,178	83,276	—	378,598
Restructuring	—	—	12,544	—	—	12,544
Operating earnings (loss)	(2,777)	(367)	94,620	10,752	—	102,228
Interest expense (income)	—	24,510	2	(11)	—	24,501
Earnings (loss) before provision for income taxes	(2,777)	(24,877)	94,618	10,763	—	77,727
Provision (benefit) for income taxes	(804)	(7,206)	23,823	3,688	—	19,501
Equity in earnings of subsidiaries, net of tax	60,199	77,870	7,075	—	(145,144)	—
Net earnings	58,226	60,199	77,870	7,075	(145,144)	58,226
Other comprehensive income (loss), net of tax	—	308	—	(22,168)	—	(21,860)
Total comprehensive income (loss)	$58,226	$60,507	$77,870	$(15,093)	$(145,144)	$36,366

Condensed Consolidating Statement of Earnings and Comprehensive Income

Nine Months Ended June 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,352,348	$558,126	$—	$2,910,474
Related party sales	—	—	1,694	—	(1,694)	—
Cost of products sold and distribution expenses	—	—	1,181,062	299,854	(1,694)	1,479,222
Gross profit	—	—	1,172,980	258,272	—	1,431,252
Selling, general and administrative expenses	8,457	489	849,140	230,711	—	1,088,797
Restructuring	—	—	74	—	—	74
Operating earnings (loss)	(8,457)	(489)	323,766	27,561	—	342,381
Interest expense (income)	—	74,248	(5)	(151)	—	74,092
Earnings (loss) before provision for income taxes	(8,457)	(74,737)	323,771	27,712	—	268,289
Provision (benefit) for income taxes	(2,171)	(19,184)	82,671	4,357	—	65,673
Equity in earnings of subsidiaries, net of tax	208,902	264,455	23,355	—	(496,712)	—
Net earnings	202,616	208,902	264,455	23,355	(496,712)	202,616
Other comprehensive loss, net of tax	—	(4,384)	—	(9,656)	—	(14,040)
Total comprehensive income	$202,616	$204,518	$264,455	$13,699	$(496,712)	$188,576

Condensed Consolidating Statement of Earnings and Comprehensive Income

Nine Months Ended June 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,381,460	$585,108	$—	$2,966,568
Related party sales	—	—	1,716	—	(1,716)	—
Cost of products sold and distribution expenses	—	—	1,194,183	307,780	(1,716)	1,500,247
Gross profit	—	—	1,188,993	277,328	—	1,466,321
Selling, general and administrative expenses	8,242	1,148	856,080	252,875	—	1,118,345
Restructuring	—	—	24,513	—	—	24,513
Operating earnings (loss)	(8,242)	(1,148)	308,400	24,453	—	323,463
Interest expense (income)	—	73,817	(1)	(37)	—	73,779
Earnings (loss) before provision for income taxes	(8,242)	(74,965)	308,401	24,490	—	249,684
Provision (benefit) for income taxes	(1,883)	(21,630)	46,666	23,670	—	46,823
Equity in earnings of subsidiaries, net of tax	209,220	262,555	820	—	(472,595)	—
Net earnings	202,861	209,220	262,555	820	(472,595)	202,861
Other comprehensive income (loss), net of tax	—	1,815	—	(11,986)	—	(10,171)
Total comprehensive income (loss)	$202,861	$211,035	$262,555	$(11,166)	$(472,595)	$192,690

Condensed Consolidating Statement of Cash Flows

Nine Months Ended June 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$(3,949)	$(63,597)	$270,637	$732	$—	$203,823
Cash Flows from Investing Activities:
Payments for property and equipment	(1)	—	(58,607)	(8,155)	—	(66,763)
Proceeds from sale of property and equipment	—	—	12,017	4	—	12,021
Acquisitions, net of cash acquired	—	—	(1,923)	(840)	—	(2,763)
Due from affiliates	—	—	(219,921)	—	219,921	—
Net cash used by investing activities	(1)	—	(268,434)	(8,991)	219,921	(57,505)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	394,000	4	—	—	394,004
Repayments of long-term debt	—	(561,158)	(3)	(1)	—	(561,162)
Repurchases of common stock	—	—	—	—	—	—
Proceeds from exercises of stock options	1,787	—	—	—	—	1,787
Due to affiliates	2,163	230,755	—	(12,997)	(219,921)	—
Net cash provided (used) by financing activities	3,950	63,597	1	(12,998)	(219,921)	(165,371)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(387)	—	(387)
Net increase (decrease) in cash and cash equivalents	—	—	2,204	(21,644)	—	(19,440)
Cash and cash equivalents, beginning of period	—	10	29,050	48,235	—	77,295
Cash and cash equivalents, end of period	$—	$10	$31,254	$26,591	$—	$57,855

Condensed Consolidating Statement of Cash Flows

Nine Months Ended June 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$23,213	$(62,729)	$309,242	$12,204	$—	$281,930
Cash Flows from Investing Activities:
Payments for property and equipment	—	—	(51,138)	(11,052)	—	(62,190)
Proceeds from sale of property and equipment	—	—	—	19	—	19
Acquisitions, net of cash acquired	—	—	—	(9,175)	—	(9,175)
Due from affiliates	—	—	(252,809)	—	252,809	—
Net cash used by investing activities	—	—	(303,947)	(20,208)	252,809	(71,346)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	369,314	5	—	—	369,319
Repayments of long-term debt	—	(400,624)	(4)	(594)	—	(401,222)
Debt issuance costs	—	(1,151)	—	—	—	(1,151)
Repurchases of common stock	(164,838)	—	—	—	—	(164,838)
Proceeds from exercises of stock options	1,317	—	—	—	—	1,317
Due to affiliates	140,308	95,190	—	17,311	(252,809)	—
Net cash provided (used) by financing activities	(23,213)	62,729	1	16,717	(252,809)	(196,575)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(913)	—	(913)
Net increase (decrease) in cash and cash equivalents	—	—	5,296	7,800	—	13,096
Cash and cash equivalents, beginning of period	—	10	22,090	41,659	—	63,759
Cash and cash equivalents, end of period	$—	$10	$27,386	$49,459	$—	$76,855

15.   Restructuring

Restructuring expense and gain for the three and nine months ended June 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Supply Chain Modernization	$1,908	$—	$(3,906)	$—
2018 Restructuring Plan	—	12,544	3,980	24,513
Total expense (gain)	$1,908	$12,544	$74	$24,513

Supply Chain Modernization

In February 2019, we announced that we were assessing our supply chain in an effort to minimize out-of-stocks, optimize inventory levels, reduce costs and explore new replenishment and fulfillment options. As part of our supply chain modernization plans, we sold our secondary headquarters and fulfillment center in Denton, Texas, and will be closing select distribution centers, including our Marinette, Wisconsin facility, and upgrading our e-commerce capabilities. Additionally, we will be opening a new automated and concentrated distribution center which will service Sally Beauty Supply stores and e-commerce sales, as well as Beauty Systems Group stores, full service sales and e-commerce sales.

The liability related to the supply chain modernization, which is included in accrued liabilities on our condensed consolidated balance sheets, is as follows (in thousands):

Supply Chain Modernization	Liability at September 30, 2018	Expenses	Cash Payments	Adjustments	Liability at June 30, 2019
Workforce reductions	$—	$1,743	$661	$—	$1,082
Facility closures	—	884	551	—	333
Other	—	114	114	—	—
Total	$—	$2,741	$1,326	$—	$1,415

Expenses incurred in the nine months ended June 30, 2019, represent costs incurred by SBS of $1.1 million, BSG of $1.0 million and corporate of $0.6 million. The above table does not include a gain from selling our secondary headquarters and fulfillment center in Denton, Texas of $6.6 million.

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

The liability related to the 2018 Restructuring Plan, which is included in accrued liabilities on our condensed consolidated balance sheets, is as follows (in thousands):

2018 Restructuring Plan	Liability at September 30, 2018	Expenses	Cash Payments	Adjustments	Liability at June 30, 2019
Workforce reductions	$3,444	$643	$4,087	$—	$—
Consulting	3,087	2,502	5,589	—	—
Other	2,266	835	2,977	—	124
Total	$8,797	$3,980	$12,653	$—	$124

Expenses incurred in the nine months ended June 30, 2019, represent costs incurred by SBS of $1.1 million and corporate of $2.8 million.

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

During the fiscal year ended September 30, 2018, we received an assessment from a payment card network in connection with the data security incidents. The assessment is based on the network’s claims against the Company’s acquiring banks for costs that it asserts its issuing banks incurred in connection with the data security incidents, including incremental counterfeit fraud losses and non-ordinary course operating expenses, such as card reissuance costs. In the second quarter of fiscal year 2019, we paid the full amount of the assessment and have no remaining liability related to the data security incidents at June 30, 2019.

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

Highlights for the Three Months Ended June 30, 2019:

•	Consolidated net sales for the three months ended June 30, 2019, decreased $21.1 million, or 2.1%, to $975.2 million, compared to the three months ended June 30, 2018;
•	Our global e-commerce sales increased 25.9% compared to the three months ended June 30, 2018;
•	Consolidated same store sales increased 0.1% for the three months ended June 30, 2019. SBS same store sales decreased 0.6% and BSG same store sales increased 1.4%;
•

Consolidated gross profit for the three months ended June 30, 2019, decreased $11.1 million, or 2.3%, to $482.2 million, compared to the three months ended June 30, 2018. Consolidated gross margin was unchanged at 49.5%;

•

Consolidated operating earnings for the three months ended June 30, 2019, increased $17.9 million, or 17.5%, to $120.1 million, compared to the three months ended June 30, 2018. Consolidated operating margin increased 200 basis points to 12.3% for the three months ended June 30, 2019, compared to the three months ended June 30, 2018;

•

Consolidated net earnings increased $12.9 million, or 22.2%, to $71.2 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. As a percentage of net sales, net earnings increased 150 basis points to 7.3% for the three months ended June 30, 2019, compared to the three months ended June 30, 2018;

•	Diluted earnings per share for the three months ended June 30, 2019, were $0.59, compared to $0.48 for the three months ended June 30, 2018;
•	Cash provided by operations was $93.7 million for the three months ended June 30, 2019, compared to $102.5 million for the three months ended June 30, 2018;
•

During the three months ended June 30, 2019, we paid down $115.0 million aggregate principle of our term loan B and repurchased approximately $4.7 million aggregate principal amount of our 2025 Notes and recognized a net loss of approximately $1.4 million.

Business Strategy Update

We continue to make solid progress against our transformation as we (a) play to win by focusing on hair color and hair care, (b) reintroduce retail fundamentals into our business, (c) advance our digital commerce capabilities, and (d) drive cost out of the business.  As part of this effort, we made progress on our supply chain modernization effort, reduced our debt levels, and rolled out new e-commerce tools such as the Sally Beauty Supply app.

During the quarter, we continued to roll-out nationwide a new point-of-sale system in both SBS and BSG, which will allow our store associates to better serve our customers.

In February 2019, we announced our supply chain modernization plans to gain efficiencies and cost savings. During the three months ended June 30, 2019, we identified a location in Texas for the construction of a new 500,000 square foot automated and concentrated distribution center. We continue to explore locations within Europe for a new distribution center that will service operations in Ghent, Belgium.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Net sales:
SBS	$575,025	$591,583	$(16,558)	(2.8)%	$1,721,238	$1,757,272	$(36,034)	(2.1)%
BSG	400,144	404,700	(4,556)	(1.1)%	1,189,236	1,209,296	(20,060)	(1.7)%
Consolidated	$975,169	$996,283	$(21,114)	(2.1)%	$2,910,474	$2,966,568	$(56,094)	(1.9)%

Gross profit:
SBS	$320,998	$328,014	$(7,016)	(2.1)%	$952,958	$970,365	$(17,407)	(1.8)%
BSG	161,224	165,356	(4,132)	(2.5)%	478,294	495,956	(17,662)	(3.6)%
Consolidated	$482,222	$493,370	$(11,148)	(2.3)%	$1,431,252	$1,466,321	$(35,069)	(2.4)%

Segment gross margin:
SBS	55.8%	55.4%	40	bps	55.4%	55.2%	20	bps
BSG	40.3%	40.9%	(60)	bps	40.2%	41.0%	(80)	bps
Consolidated	49.5%	49.5%	—	bps	49.2%	49.4%	(20)	bps

Selling, general and administrative expenses	$360,183	$378,598	$(18,415)	(4.9)%	$1,088,797	$1,118,345	$(29,548)	(2.6)%
Restructuring	$1,908	$12,544	$(10,636)	(84.8)%	$74	$24,513	$(24,439)	(99.7)%

Net earnings:
Segment operating earnings:
SBS	$95,763	$94,912	$851	0.9%	$272,470	$271,834	$636	0.2%
BSG	61,552	62,039	(487)	(0.8)%	180,401	186,553	(6,152)	(3.3)%
Segment operating earnings	157,315	156,951	364	0.2%	452,871	458,387	(5,516)	(1.2)%
Unallocated expenses and restructuring (a)	(37,184)	(54,723)	(17,539)	(32.1)%	(110,490)	(134,924)	(24,434)	(18.1)%
Consolidated operating earnings	120,131	102,228	17,903	17.5%	342,381	323,463	18,918	5.8%
Interest expense	25,781	24,501	1,280	5.2%	74,092	73,779	313	0.4%
Earnings before provision for income taxes	94,350	77,727	16,623	21.4%	268,289	249,684	18,605	7.5%
Provision for income taxes	23,186	19,501	3,685	18.9%	65,673	46,823	18,850	40.3%
Net earnings	$71,164	$58,226	$12,938	22.2%	$202,616	$202,861	$(245)	(0.1)%
	.
Number of stores at end-of-period (including franchises):
SBS					3,705	3,775	(70)	(1.9)%
BSG					1,384	1,395	(11)	(0.8)%
Consolidated					5,089	5,170	(81)	(1.6)%
Same store sales growth (decline) (b)
SBS	(0.6)%	(1.6)%	100	bps	(0.1)%	(1.9)%	180	bps
BSG	1.4%	(2.9)%	430	bps	—	(1.8)%	180	bps
Consolidated	0.1%	(2.0)%	210	bps	(0.1)%	(1.9)%	180	bps

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

Results of Operations

The Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

Net Sales

Consolidated. Consolidated net sales include a negative impact from changes in foreign currency exchange rates of $8.1 million, or 0.8% of consolidated net sales.

SBS. The decrease in net sales for SBS for the three months ended June 30, 2019 was primarily driven by the negative impact from changes in foreign currency exchange rates of approximately $6.9 million, lower sales from the net decline in the number of company-operated stores of $5.2 million and lower same store sales of approximately $3.2 million. Same store sales for SBS decreased by 0.6% for the three months ended June 30, 2019. Same store sales in the US and Canada were down 0.2%.

SBS experienced lower unit volume resulting from lower customer traffic and the reduction in the number of company-operated stores during the last 12 months. This was partially offset by an increase in average unit prices, resulting from price increases and a promotional efficiency effort (which reduced promotions that provided ‘free’ units, such as Buy One, Get One offers).

BSG. The decrease in BSG’s net sales for the three months ended June 30, 2019 was primarily driven by lower sales by our distributor sales consultants of $6.5 million, the negative impact from changes in foreign currency exchange rates of approximately $1.2 million and lower sales from the net decline in the number of company-operated stores of $0.5 million, partially offset by an increase in same store sales of $3.7 million.

BSG experienced a decrease in unit volume, notwithstanding the impact of incremental sales from the number of company-operated stores opened. This was partially offset by an increase in average unit prices resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months.

Gross Profit

Consolidated. Consolidated gross profit decreased due to lower net sales in both reportable segments and a lower gross margin in BSG, offset by a higher gross margin in SBS. Consolidated gross profit margin was unchanged for the three months ended June 30, 2019.

SBS. SBS’s gross profit decreased for the three months ended June 30, 2019, primarily as a result of lower net sales and a negative impact from changes in foreign currency exchange rates. SBS’s gross margin improved as a result of significantly higher gross margins in our U.S. and Canadian operations of 80 bps, partially offset by weaker gross margins in our European operations.

BSG. BSG’s gross profit decreased for the three months ended June 30, 2019, primarily as a result of lower net sales and lower gross margin. BSG’s gross margin decreased primarily as a result of continued challenges related to the ongoing merchandising transformation.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses, as a percentage of net sales, decreased 110 basis points to 36.9% for the three months ended June 30, 2019. Consolidated selling, general and administrative expenses decreased primarily as a result of no comparable expenses related to the data security incidents in the current year, lower compensation and compensation-related expenses and a positive impact from changes in foreign currency exchange rates.

SBS. SBS’s selling, general and administrative expenses decreased $7.9 million, or 3.4%, for the three months ended June 30, 2019. This decrease reflects the impact of the 2018 Restructuring Plan, our recently implemented field structure realignment and store labor hour optimization initiatives, a positive impact from changes in foreign currency exchange rate of approximately $2.8 million and a decrease in professional fees of $0.9 million.

BSG. BSG’s selling, general and administrative expenses decreased $3.6 million, or 3.5%, for the three months ended June 30, 2019, primarily as a result of the impact of the 2018 Restructuring Plan and our recently implemented field structure realignment, lower sales commission of $1.0 million, lower advertising expenses of $0.4 million and a positive impact from changes in foreign currency exchange rate of approximately $0.4 million.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, decreased $6.9 million, or 16.4%, for the three months ended June 30, 2019. This decrease is primarily a result of no comparable expenses related to the data security incidents in the current year compared to $7.9 million for the three months ended June 30, 2018.

Restructuring

For the three months ended June 30, 2019, we incurred restructuring charges of $1.9 million in connection with the supply chain modernization plan. For the three months ended June 30, 2018, we incurred restructuring charges of $12.5 million in connection with the 2018 Restructuring Plan. See Note 15 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

The increase in interest expense is primarily from a loss on extinguishment of debt of $1.4 million in connection with the partial repayment on our term loan B and repurchase of our 2025 Notes during the three months ended June 30, 2019. In addition, we realized a loss relating to an interest rate cap derivative of $1.2 million in connection with the partial repayment of our term loan B during the three months ended June 30, 2019. See Note 11 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our derivative instruments and hedging activities. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The provision for income taxes was $23.2 million and $19.5 million, resulting in an effective tax rate of 24.6% and 25.1% for the three months ended June 30, 2019 and 2018, respectively.

The Nine Months Ended June 30, 2019 compared to the Nine Months Ended June 30, 2018

Net Sales

Consolidated. Consolidated net sales include a negative impact from changes in foreign currency exchange rates of $25.5 million, or 0.9% of consolidated net sales.

SBS. The decrease in net sales for SBS for the nine months ended June 30, 2019 was driven primarily by the negative impact from changes in foreign currency exchange rates of approximately $21.3 million, lower net sales from the net decline in the number of company-operated stores of approximately $12.3 million and lower same store sales of approximately $1.1 million. Same store sales for SBS decreased by 0.1% for the nine months ended June 30, 2019. Same store sales in the US and Canada were up 0.4%.

SBS experienced lower unit volume resulting from lower customer traffic and the reduction in the number of company-operated stores during the last 12 months. This was partially offset by an increase in average unit prices, resulting from price increases and a promotional efficiency effort.

BSG. The decrease in BSG’s net sales for the nine months ended June 30, 2019 was primarily driven by lower sales by our distributor sales consultants of $16.1 million, the negative impact from changes in foreign currency exchange rates of approximately $4.2 million and lower sales to our franchisees of $2.2 million. This decrease was partially offset by the positive impact from net new company-operated stores of $2.7 million.

BSG experienced a decrease in unit volume, notwithstanding the impact of incremental sales from the number of company-operated stores opened. This was partially offset by an increase in average unit prices resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months.

Gross Profit

Consolidated. Consolidated gross profit decreased for the nine months ended June 30, 2019, primarily due to lower net sales in both reportable segments and a lower gross margin in BSG, partially offset by a higher gross margin in SBS.

SBS. SBS’s gross profit decreased for the nine months ended June 30, 2019, primarily as a result of lower net sales and a negative impact from changes in foreign currency exchange rates. SBS’s gross margin increased due to significantly higher gross margins in our U.S. and Canadian operations of 50 bps, offset by weaker gross margins in our European operations.

BSG. BSG’s gross profit decreased for the nine months ended June 30, 2019, primarily as a result of lower net sales and a lower gross margin. BSG’s gross margin decreased primarily as a result of continued challenges related to the ongoing merchandising transformation.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses, as a percentage of net sales, decreased 30 basis points to 37.4% for the nine months ended June 30, 2019. Consolidated selling, general and administrative expenses decreased primarily as a result of lower compensation and compensation-related expenses, lower advertising expenses and a positive impact from changes in foreign currency exchange rates. This decrease was partially offset by increases in facility expenses and recent upgrades to our information technology systems.

SBS. SBS’s selling, general and administrative expenses decreased $18.0 million, or 2.6%, for the nine months ended June 30, 2019. This decrease reflects the impact of the 2018 Restructuring Plan, our recently implemented field structure realignment and store labor hour optimization initiatives, lower advertising expenses of $2.4 million and a positive impact from changes in foreign currency exchange rate of approximately $8.9 million. This decrease was partially offset by higher facility expenses of $2.9 million and the impact of the reduction of an estimated casualty loss related to hurricanes of $2.4 million during the nine months ended June 30, 2018.

BSG. BSG’s selling, general and administrative expenses decreased $11.5 million, or 3.7%, for the nine months ended June 30, 2019, primarily as a result of the impact of the 2018 Restructuring Plan, lower sales commissions of $3.4 million, lower advertising expenses of $2.2 million and a positive impact from changes in foreign currency exchange rate of approximately $1.3 million.

Restructuring

For the nine months ended June 30, 2019, we recognized charges of $6.7 million in connection with the supply chain modernization plan and the 2018 Restructuring Plan, partially offset by a $6.6 million gain from selling our secondary headquarters and fulfillment center in Denton, Texas in connection with the supply chain modernization plan. For the nine months ended June 30, 2018, we incurred restructuring charges of $24.5 million in connection with the 2018 Restructuring Plan. See Note 15 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

The increase in interest expense is primarily from a loss on extinguishment of debt of $1.0 million in connection with the debt tender offer, the repayment of a portion of our term loan B and the partial repurchase of our 2025 Notes during the nine months ended June 30, 2019, compared to a loss on extinguishment of debt of $0.9 million in connection with the repricing of the term loan B variable-rate tranche during the nine months ended June 30, 2018. In addition, we realized a loss relating to an interest rate cap derivative of $1.2 million in connection with the partial repayment of our term loan B during the three months ended June 30, 2019. Interest expense also increased to higher interest rates on our term loan B variable tranche. See Note 11 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our derivative instruments and hedging activities. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The provision for income taxes was $65.7 million and $46.8 million resulting in an effective tax rate of 24.5% and 18.8%, for the nine months ended June 30, 2019 and 2018, respectively. The increase in our effective tax rate was due primarily to the impact of the U.S. Tax Reform during the nine months ended June 30, 2018. See Note 12 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about the impact of U.S. Tax Reform on our condensed consolidated financial statements.

Liquidity and Capital Resources

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures, debt repayment and share repurchases. Working capital (current assets minus current liabilities) increased $55.5 million, to $719.4 million at June 30, 2019, compared to $663.9 million at September 30, 2018, resulting primarily from decreases in accounts payable and accrued liabilities and an increase in inventory, partially offset by a decrease in cash and cash equivalents and an increase in the outstanding principal on our ABL facility.

At June 30, 2019, cash and cash equivalents were $57.9 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet working capital requirements, potential acquisitions, finance anticipated capital expenditures, including information technology upgrades and store remodels, debt repayments and opportunistic share repurchases over the next 12 months. For the foreseeable future, we will prioritize needed investments in our business that we believe will deliver value for stockholders, and will consider measured debt repayment within our ratings guidance as well as opportunistic share repurchases.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and opportunistic share repurchases. During the nine months ended June 30, 2019, the weighted average interest rate on our borrowings under the ABL facility was 4.68%. The amounts drawn are generally paid down with cash provided by our operating activities. As of June 30, 2019, Sally Holdings had $466.5 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Share Repurchase Programs

We did not repurchase any shares of our common stock during the nine months ended June 30, 2019. As of June 30, 2019, we had authorization of approximately $834.1 million of additional potential share repurchases remaining under the 2017 Share Repurchase

Program. During the nine months ended June 30, 2018, we repurchased and subsequently retired approximately 9.9 million shares of our common stock under Board approved share repurchase programs at an aggregate cost of $164.6 million. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility.

Historical Cash Flows

Historically, our primary source of cash has been net funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2019, decreased $78.1 million to $203.8 million, compared to the nine months ended June 30, 2018, mainly due to a focused reduction of accounts payable and an increase in inventory as a result of the launch of new product lines.

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2019, decreased $13.8 million to $57.5 million, compared to the nine months ended June 30, 2018. This change was primarily driven by cash proceeds received from selling our secondary headquarters and fulfillment center in Denton, Texas, and as a result of not having any significant acquisitions in the nine months ended June 30, 2019, partially offset by the additional capital expenditures primarily from investments in our information technology systems.

Net Cash Used by Financing Activities

Net cash used by financing activities during the nine months ended June 30, 2019, decreased $31.2 million to $165.4 million, compared to the nine months ended June 30, 2018. This decrease was driven by a focus on debt reduction rather than share repurchases.

Long-Term Debt

At June 30, 2019, we had $1,626.2 million in debt, not including capital leases, unamortized debt issuance costs or debt discounts, in the aggregate, of $15.5 million. Our debt consisted of outstanding senior notes of $885.3 million and a term loan B with an outstanding principal balance of $725.4 million. There was $15.5 million in borrowings outstanding under our ABL facility as of June 30, 2019.

During the nine months ended June 30, 2019, we repurchased approximately $63.5 million aggregate principal amount of our 2025 Notes and our 2023 Notes. In addition, we repaid $115.0 million aggregate principal of our term loan B above our normal quarterly payments.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Contractual Obligations

Other than the debt repayments described above, there have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2018.

Off-Balance Sheet Financing Arrangements

At June 30, 2019 and September 30, 2018, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of our business, and outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2019, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficits; and (vi) the Notes to Condensed Consolidated Financial Statements.

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: July 31, 2019

	By:	/s/ Aaron E. Alt
Aaron E. Alt
Senior Vice President, Chief Financial Officer and President – Sally Beauty Supply
For the Registrant and as its Principal Financial Officer