Form 10-K
period 2019-09-30
Sally Beauty Holdings, Inc.
filed 2019-11-25
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2019

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

(940) 898-7500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	SBH	New York Stock Exchange

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

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2019 was approximately $2,202,239,000. At November 15, 2019, there were 116,326,372 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

ii

PART I

ITEM 1. BUSINESS

Our Company

Sally Beauty Holdings, Inc. is an international specialty retailer and distributor of professional beauty supplies with operations in North America, South America and Europe. We are one of the largest distributors of professional beauty supplies in the U.S. based on store count. At September 30, 2019, we operated two business segments, Sally Beauty Supply (“SBS”) and Beauty Systems Group (“BSG”), with 4,902 company-operated stores, 159 franchised stores and e-commerce platforms. SBS targets retail consumers, salons and salon professionals, while BSG exclusively targets salons and salon professionals. Within BSG, we also have one of the largest networks of distributor sales consultants (“DSCs”) for professional beauty products in North America, with approximately 748 sales consultants who sell directly to salons and salon professionals.

We provide our customers with a wide variety of leading third-party branded and owned-brand professional beauty supplies, including hair color and care products, styling tools, skin and nail care products and other beauty items. For each of the fiscal years ended September 30, 2019, 2018 and 2017, over 80% of our consolidated net sales were from customers located in the U.S.

Our leading channel positions and multi-channel platform afford us several advantages, including hair color and hair care expertise, strong positioning with suppliers, the ability to better service the highly fragmented beauty supply marketplace and economies of scale. Through our multi-channel platform, we are able to reach broad, diversified geographies, and customer segments using varying product assortments.

Our stores are conveniently located and offer a wide selection of competitively priced beauty products, beauty solutions and expertise delivered by our knowledgeable salespeople. We also offer a comprehensive selection of multi-cultural products we believe further differentiates us from our competitors.

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

Operating Strategy

Our mission is to empower our customers to express themselves through hair. Our strategy is to be the expert and leader in hair color and care for the consumer and the salon professional. We focus on hair color and care through our strategic product assortment, leading experiences in color, and building compelling customer experiences while also increasing our operating efficiency and profitability.

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

Our digital strategy is evolving from a largely transactional-based experience to a more content-rich experience that enables customers to learn about the latest trends and techniques from influencers and engages them with our latest product launches and research products. We believe that these efforts will, over time, drive traffic and improve sales from these sites.

Professional Beauty Supply Industry Distribution Channels

The professional beauty supply industry serves end-users through four distribution channels:

Open-Line

This channel serves retail consumers and salon professionals through retail stores and e-commerce platforms. This channel is served by a large number of localized retailers and distributors, with only a few having a regional or national presence and significant channel share. We believe that SBS, with its nationwide network of retail stores, is the largest open-line distributor in the U.S. In addition, SBS’s websites (including www.sallybeauty.com) and other e-commerce platforms, including our new SBS mobile commerce-based app, provide retail consumers and salon professionals access to product offerings and information beyond our retail stores.

Full-Service/Exclusive

This channel exclusively serves salons and salon professionals and distributes “professional-only” and other products for use in salons and for resale to consumers in salons. Many brands are distributed through exclusive arrangements with suppliers by geographic territory. BSG is one of the leading full-service distributors in the U.S. In addition, BSG offers its products for sale to salons and salon professionals through e-commerce platforms (including www.cosmoprofbeauty.com, www.cosmoprofequipment.com and the CosmoProf mobile commerce-based app).

Direct

This channel focuses on direct sales to salons and salon professionals by large manufacturers. This is the dominant form of distribution in Europe but represents a smaller channel in the U.S. due to the highly fragmented nature of the U.S. salon industry, which makes direct distribution costs prohibitive for many manufacturers.

Mega-Salon Stores

In this channel, large-format salons are supplied directly by manufacturers due to their significant purchase requirements.

Key Industry and Business Trends

We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

High level of marketplace fragmentation. The U.S. salon industry is highly fragmented with salons and barbershops. Given the fragmented and small-scale nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply purchases.

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

Increasing use of owned and exclusive-label brand products. We offer an extensive range of owned and exclusive-label brand professional beauty products. Our lines of owned and exclusive-label brand products have matured and become better known in our retail stores and e-commerce platforms, showing an increase in sales.

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

Business Segments

We operate in two business segments: (i) SBS, an open-line retailer of professional beauty supplies offering professional beauty supplies to both retail consumers and salon professionals, in North America, South America and Europe, and (ii) BSG, including its franchise-based business Armstrong McCall, a full-service beauty supply distributor offering professional brands directly to salons and salon professionals through our own sales force and professional-only stores, many in exclusive geographical territories, in North America. SBS stores generally operate under the Sally Beauty banner, while BSG stores generally operate under the CosmoProf banner.

Neither the sales nor the product assortment for SBS or BSG are generally seasonal in nature.

The following table sets forth the percentage of our sales attributable to each of our major sales channels:

	SBS			BSG
	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2019	2018	2017	2019	2018	2017
Company-operated stores	96.9%	97.5%	98.1%	69.4%	68.7%	68.4%
E-commerce	2.8%	2.2%	1.6%	4.8%	3.7%	3.3%
Franchise stores	0.3%	0.3%	0.3%	7.6%	7.7%	7.7%
Distributor sales consultants	—	—	—	18.2%	19.9%	20.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

  Store Design and Locations

SBS stores are designed to create an appealing shopping environment that embraces the retail consumer and salon professional and highlights SBS’s extensive product offering. In the U.S. and Canada, SBS stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers, which are occupied by other high traffic retailers such as grocery stores, mass merchants and home improvement centers. SBS applies strong category management processes, including centrally developed guides, to maintain consistent merchandise presentation across its store base. Store formats, including average size and product selection, outside the U.S. and Canada vary by marketplace.

SBS balances its store renewals, remodels and expansions between new and existing geographies and regularly evaluates each store’s performance and strategically closes stores as necessary. In its existing marketplaces, SBS adds stores as necessary to provide additional coverage. In new marketplaces, SBS generally seeks to expand in geographically contiguous areas to leverage its experience. SBS selects geographic areas and store sites on the basis of demographic information, the quality and nature of neighboring tenants, store visibility and location accessibility.

As of September 30, 2019, SBS had 3,682 company-operated retail stores, 2,791 of which are located in the U.S. (including Puerto Rico), with the remaining 891 company-operated retail stores located in Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, Spain, Chile and Peru. SBS also supplied 13 franchised stores located in the United Kingdom, Belgium and certain other European countries.

BSG stores, including its franchise-based Armstrong McCall stores, are designed to create a professional shopping environment that highlights its extensive product offering and embraces the salon professional. Company-operated BSG stores average approximately 2,600 square feet and are located primarily in secondary strip shopping centers, since the stores are themselves a ‘destination’ for professionals not requiring a traffic-supporting neighbor retail location. BSG store layouts are designed to provide variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type, with certain areas dedicated to leading third-party brands. The selection of these and other brands varies by territory.

As of September 30, 2019, BSG operated 1,220 company-operated stores, with 1,099 located in the U.S. (including Puerto Rico) and the remaining 121 company-operated retail stores located in Canada. In addition, as of September 30, 2019, BSG supplied 146 franchised stores.

Merchandise

SBS stores and websites carry an extensive selection of professional beauty supplies for retail customers, salons and salon professionals, featuring an average of 8,000 stock keeping units, or SKUs, of beauty products in our stores across a variety of product categories including hair color and care, skin and nail care, styling tools and other beauty products. SBS’s stores and e-commerce platforms carry products from one or more of the leading manufacturers in each category, including third-party brands such as Wella®, Clairol®, OPI®, Conair® and Hot Shot Tools®, as well as an extensive selection of owned and exclusive-label brand products. We believe that delivering an extensive selection of leading third-party, owned and exclusive-label brand professional beauty products at attractive prices through knowledgeable sales associates and convenient store locations is what differentiates SBS. Additionally, we believe that carrying a wide selection of the latest premier branded merchandise is critical for SBS in building long-term relationships with its customers and attracting new customers. As beauty trends continue to evolve, SBS will continue to offer the changing professional beauty product assortment necessary to meet the needs of retail consumers and salon professionals.

In addition, SBS offers an extensive selection of owned and exclusive-label brand professional beauty products that are only available at SBS stores and through its e-commerce platforms. We believe that SBS’s owned and exclusive-label brand products offer equal or better quality products than higher-priced leading third-party brands, providing the customer attractive alternatives to those brands at lower prices. Generally, SBS’s owned-brand products have higher gross margins than the leading third-party branded products and, we believe, offer continued growth potential. During the fiscal year ended September 30, 2019, owned and exclusive-label brand products accounted for approximately 45% of SBS’s product sales in the U.S. and Canada. SBS intends to continue to invest in the growth of its owned and exclusive-label brands and to actively promote these products.

BSG’s stores and e-commerce platforms carry an extensive selection of third-party branded products, such as Paul Mitchell®, Wella®, Matrix®, Schwarzkopf®, Kenra®, Goldwell®, Joico® and Chi®, for salons and salon professionals at competitive prices. We feature an average of 10,500 SKUs of beauty products in our BSG stores across a variety of product categories including hair color and care, skin and nail care, styling tools and other beauty items. Additionally, BSG has exclusive and non-exclusive distribution rights for well-known brands in certain geographies with several key vendors. As part of its growth strategy, BSG continues to pursue the acquisition of additional distribution rights. We believe that carrying an extensive selection of branded merchandise is critical to maintaining relationships with our professional customers.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America exclusively targeting salons and salon professionals. Through BSG’s large store base, e-commerce platforms and sales force, including Armstrong McCall, BSG is able to access a significant portion of the highly fragmented U.S. professional beauty salon products industry.

Marketing and Advertising

We continue to invest in new talent and capabilities in our digital commerce, brand marketing and strategy and global sourcing. As part of this effort, we have realigned our marketing and digital functions to create a new structure in which every team supports and fuels the growth for both SBS and BSG.  This allows us to leverage strong, centralized teams for areas such as e-commerce, loyalty and brand strategy, rather than trying to build duplicative capabilities for both segments.

SBS’s marketing programs are designed to drive customer traffic by differentiating SBS as a source of professional advice, solutions and salon-quality products at competitive prices, all backed by our “Love It or Return It” guarantee.

We continuously adapt our marketing initiatives and adjust our media and messaging mix to achieve a high return on our marketing and advertising dollars. We target existing and potential customers through an integrated marketing approach designed to reach the customer through a variety of media, including digital advertising, email, social media, text messaging, direct mail and print advertising.

We continue to refine the strategy for sallybeauty.com and other e-commerce platforms, shifting from largely transactional-based to a more content-rich experience that enables customers to learn about the latest trends and techniques from influencers, engage in our latest product launches and research products. We frequently update the home page to enhance its appeal to our existing and prospective customers. In addition, we continue to refine our internal processes and partnerships to increase traffic to the website. Many of our customers research products on our site before visiting a store. Beyond generating e-commerce sales, we believe our website and new SBS mobile app are important vehicles to reach consumers researching beauty products online who could potentially visit our stores as a result of their experience on our website or our SBS mobile app.

SBS’s customer loyalty and customer relationship management (“CRM”) programs, in the U.S. and Canada, allow SBS the opportunity to collect valuable point-of-sale customer data as a means of increasing its understanding of customers’ needs and enhancing its ability to market to them in more personalized, relevant ways. We continue to assess and update our customer loyalty and CRM programs in an effort to further enhance the customer experience and promote repeat sales from both retail customers and salon professionals. In our fiscal year 2019, we replaced our existing loyalty program, which required a nominal annual fee for discounts, with a more traditional points-based loyalty program. Outside the U.S. and Canada, our customer loyalty and marketing programs vary by marketplace.

BSG’s marketing programs are designed primarily to promote its extensive selection of brand name products at competitive prices and to educate, motivate and empower its customers to grow professionally. BSG communicates on a frequent basis with its customers and potential customers, and distributes promotional material through multiple communication channels, including trade shows, educational events, store personnel, DSCs, print mail, e-mail, text and social media. In addition, we believe that BSG’s websites (www.cosmoprofequipment.com and www.cosmoprofbeauty.com) and the CosmoProf mobile commerce-based app enhance other efforts intended to promote awareness of BSG’s products by salons and salon professionals.

As of September 30, 2019, BSG had a network of 748 DSCs, which exclusively consult, support and sell directly to salons and salon professionals. In order to provide a knowledgeable sales consultant team, BSG actively recruits and trains individuals with industry knowledge or sales experience. We believe that DSCs with broad product knowledge and direct sales experience are more successful in driving sales. Our sales commission program is an important component of our DSCs compensation, which is designed to drive sales and to focus DSCs on selling products that are best suited to individual salons and salon professionals.

Our Customers

We appeal to a wide demographic consumer profile and offer an extensive selection of professional-grade beauty products sold directly to retail consumers, salons and salon professionals. Historically, these factors have provided us with reduced exposure to downturns in economic conditions in the countries in which we operate.

Our Competition

The global beauty industry is highly competitive. SBS competes with domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, mass merchandisers, online retailers, drug stores, department stores and supermarkets, as well as salons that sell hair care products. BSG competes primarily with domestic and international beauty product wholesale suppliers, including online retailers, and manufacturers selling professional beauty products directly to salons and individual salon professionals. The primary competitive factors in the beauty products distribution industry are the price at which branded and owned-brand products are sold to customers; exclusive distribution contracts; the quality, perceived value, consumer brand name recognition, packaging and variety of the products sold; customer service; the efficiency of distribution networks; and the availability of desirable store locations.

We face competition from certain manufacturers that use their own sales forces to distribute their professional beauty products directly or that align themselves with our competitors. Some of these manufacturers are vertically integrating through the acquisition of distributors and stores. We also face competition from authorized and unauthorized retailers and internet sites offering professional salon-only products.

Our Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase orders. For the fiscal year 2019, our five largest suppliers – Coty, Inc., the Professional Products Division of L'Oreal USA S/D, Inc., or L’Oreal, John Paul Mitchell Systems, Conair Corporation, and Henkel AG & Co. KGaA – accounted for approximately 45% of our consolidated merchandise purchases. Products are purchased from these and many other manufacturers on an at-will basis or under contracts which can generally be terminated without cause upon 90 days or less notice or expire without express rights of renewal.

Our Employees

As of September 30, 2019, we employed approximately 30,050 full-time and part-time employees.

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

As of September 30, 2019, SBS and BSG supplied franchised stores located in the U.S., Mexico and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

Access to Public Filings

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to such reports are available, without charge, on our website, www.sallybeautyholdings.com, as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission, or SEC, under the Exchange Act. The SEC maintains an internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov. We will provide copies of such reports to any person, without charge, upon written request to our Investor Relations Department at our principal office. The information found on our website shall not be considered to be part of this or any other report filed with or furnished to the SEC.

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

The beauty products distribution industry is highly fragmented and competitive, and there are few significant barriers to entry into the marketplaces for most of the types of products we sell. SBS competes with other domestic and international beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, salons, mass merchandisers, online retailers, drug stores and supermarkets. BSG competes with other domestic and international beauty product wholesale and retail suppliers and with manufacturers selling professional beauty products directly to salons and individual salon professionals. We also face competition from authorized and unauthorized retailers as well as e-commerce retailers offering professional salon-only and other products. The availability of diverted professional salon products in unauthorized large format retail stores such as drug stores, grocery stores and others could also have a negative impact on our business. The primary competitive factors in the beauty products distribution industry are the price at which we purchase branded and owned-brand products from manufacturers and the price at which we resell them to our customers, the quality, perceived value, consumer brand name recognition, packaging and variety of the products we sell, customer service, the efficiency of our distribution network, and the availability of desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices in efforts to retain business or channel share, particularly because customers are able to quickly and conveniently comparison shop and determine real-time product availability using digital tools, which can lead to decisions driven solely by price, the functionality of the digital tools, or a combination of these and other factors. We must compete by offering a consistent and convenient shopping experience for our customers regardless of the ultimate sales channel. Some of our competitors have greater financial and other resources than we do and are less leveraged than our business, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.

In addition, our industry is consolidating, which may give our suppliers and our competitors increased negotiating leverage and greater marketing resources, resulting in a more effective way to compete with us. For instance, we may lose customers if those competitors which have broad geographic reach attract additional salons (individual and chain) that are currently BSG customers, or if professional beauty supply manufacturers align themselves with our competitors or begin selling direct to customers. Not only does consolidation in distribution pose risks from competing distributors, but it may also place more leverage in the hands of those manufacturers, resulting in smaller margins on products sold through our network.

If we are unable to compete effectively in our marketplace or if competitors divert our customers away from our networks, it would adversely impact our business, financial condition and results of operations.

We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner.

Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for specific beauty products. If we do not timely identify and properly respond to evolving trends and changing consumer demands for beauty products in the geographies in which we compete, our sales may decline significantly. Furthermore, we may accumulate additional inventory and be required to mark down unsold inventory to prices that are significantly lower than normal prices, which would adversely impact our margins and could further adversely impact our business, financial condition and results of operations. Additionally, a large percentage of our SBS product sales come from our owned and exclusive-label brand products. The development and promotion of these owned and exclusive-label brand products often occur well before these products are sold in our stores. As a result, the success of these owned and exclusive-label brand products is largely dependent on our ability to develop products that meet future consumer preferences at prices that are acceptable to our customers. Furthermore, we may have to spend a significant amount on the advertising and marketing of our owned and exclusive-label brands to drive customer awareness of these brands. There can be no assurance that any new owned and exclusive-label brand will meet consumer preferences, gain acceptance among our customer base or generate sales to become profitable or to cover the costs of its development and promotion, which would also adversely impact our margins and could adversely impact our business, financial condition and results of operations.

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

Our ability to grow profitably depends in large part on our ability to successfully control or reduce our operating expenses. In furtherance of this strategy, we have engaged in ongoing activities to reduce or control costs, some of which are complicated and require us to expend significant resources to implement. As we previously announced in fiscal years 2017, 2018 and 2019, we have implemented, and plan to continue to implement, restructuring plans to transform the Company for the future and support long-term sales growth and profitability. The program is intended to touch all aspects of the business, enhance operating capabilities, create greater efficiencies and take advantage of our considerable scale. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing our restructuring plan, as well as management distraction. As part of our overhead reduction, we have reduced our corporate and operations headcount, including management level, distribution and field employees. These reductions, as well as employee attrition, could result in the potential loss of specific knowledge relating to our company, operations and industry that could be difficult to replace. Also, we now operate with fewer employees, who have assumed additional duties and responsibilities. The restructuring program and workforce changes may negatively impact communication, morale, management cohesiveness and effective decision-making, which could have an adverse impact on our business operations, internal controls, customer experience, sales and results of operations. Despite these cost control plans, our costs may continue to increase for the foreseeable future. Furthermore, we continue to make significant investments in our strategic initiatives. We cannot assure you that our strategic initiatives and cost control efforts will result in the increased profitability, cost savings or other benefits that we expect, which could have a material adverse effect on our business, financial condition and results of operations.

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

We do not manufacture any products we sell, and instead purchase our products from recognized brand manufacturers and private label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell. For example, there can be no assurances as to the impact, if any, that Coty Inc.’s recent acquisition of the fragrances, color cosmetics, and hair color divisions of Procter & Gamble will have on our ability to continue to source products from these divisions at current prices and volumes.

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

The United Kingdom’s vote to leave the European Union (“EU”) could adversely impact our business, results of operations and financial condition.

There is substantial uncertainty surrounding the United Kingdom’s 2016 vote to leave the EU (“Brexit”), which is currently scheduled for January 31, 2020. Any impact of Brexit depends on the terms of the United Kingdom’s withdrawal from the EU, if it ultimately occurs. The ongoing uncertainty within the United Kingdom’s government and Parliament on the status of a withdrawal agreement could lead to economic stagnation until an ultimate resolution with respect to Brexit occurs. Such uncertainty also sustains the possibility of a “hard Brexit,” in which the United Kingdom leaves the EU without a withdrawal agreement and associated transition period in place. A hard Brexit would likely cause significant market and economic disruption and negatively impact customer experience and service quality, and could depress the demand for our services.

Even if an agreement setting forth the terms of the United Kingdom’s withdrawal from the EU is approved, the withdrawal could result in a global economic downturn. The United Kingdom also could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the United Kingdom and other countries, which would negatively impact our international operations. Additionally, we may face new regulations regarding trade and employees, among others, in the United Kingdom. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition. Brexit could also adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British pound sterling.

Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores.

We offer many of our beauty products for sale through our e-commerce businesses in the U.S. (such as www.sallybeauty.com, www.cosmoprofbeauty.com, www.cosmoprofequipment.com and mobile commerce-based apps) and abroad. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our e-commerce operations, websites and software and other related operational systems.

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

If suitable candidates are identified, we may be unable to reach agreeable acquisition terms with such candidates or may not have access to sufficient funds to complete such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt to pay for acquisitions. We may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could increase as a result of any acquisitions. Internationally, regulatory requirements, trade barriers and due diligence difficulties, among other considerations, make acquiring suitable foreign candidates more difficult, time-consuming and expensive.

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

The political, social and economic conditions in the geographies we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.

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

There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of digital communications, which allows access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the products we sell may be posted on social media platforms or other electronic means at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without allowing us an opportunity for redress or correction.

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

In addition, we have agreements with a variety of industry influencers, and we feature industry influencers in our advertising and marketing efforts and may include them in some of our branding. Further, many industry influencers use our products and feature our products through their own platforms. Actions taken by these individuals could harm our brand image, net revenues and profitability.

If we are unable to protect our intellectual property rights, specifically our trademarks and service marks, our ability to compete could be negatively impacted.

We rely upon trade secrets and know-how to develop and maintain our competitive position. Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S., Canada and other countries in which we operate. The success of our business depends to a certain extent upon the value associated with our intellectual property rights. We own certain trademark and service mark rights used in connection with our business including, but not limited to, “Sally,” “Sally Beauty,” “Sally Beauty Supply,” “BSG,” “CosmoProf,” “Proclub,” “Armstrong McCall,” “ion,” “Beyond the Zone” and “Salon Services.” We protect our intellectual property rights through a variety of methods, including, but not limited to, applying for and obtaining trademark protection in the U.S., Canada and other countries throughout the world in which our business operates. We also rely on trade secret laws, in addition to confidentiality agreements with vendors, employees, consultants and others who have access to our proprietary information. While we intend to vigorously protect our trademarks against infringement, we may not be successful. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our intellectual property rights and trademarks are expected to continue to be substantial.

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

As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure while maintaining their reliability and integrity. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. For example, we are currently introducing new point-of-sale systems, which we anticipate will provide significant benefits, including our customers shopping experience. In addition, we are in the process of implementing a new merchandising and supply chain platform, which we anticipate will improve our merchandising capabilities and our ability to position inventory across our nodes. The development and implementation of new systems and any other future upgrades to our systems and information technology may require significant costs and divert our management’s attention and other resources from our core business. There are also no assurances that these new systems and upgrades will provide us with the anticipated benefits and efficiencies. Many of our systems are proprietary, and as a result our options are limited in seeking third-party help with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to operations and upgrades, any delays due to the installation of any upgrade (and customer issues therewith), any resulting service outages, or the impact on the reliability of our data from any upgrade or any legacy system, will not have a material adverse effect on our business, financial condition or results of operations.

We have experienced data security incidents.

As previously disclosed, we experienced data security incidents during the fiscal years 2014 and 2015 (together, the “data security incidents”). The data security incidents involved the unauthorized installation of malicious software (malware) on our information technology systems, including our point-of-sale systems that, may have placed at risk certain payment card data for some transactions. The costs that the Company has incurred in connection with the data security incidents include assessments from payment card networks, professional advisory fees, legal costs and expenses relating to investigating and remediating the data security incidents. We may have also suffered reputational harm due to multiple data security incidents and may incur additional costs and expenses related to the data security incidents in the future. As detailed above, these costs may result from potential additional liabilities to payment card networks, governmental or third-party investigations, proceedings or litigation, legal and other fees necessary to defend against any potential liabilities or claims, and further investigatory and remediation costs. The potential liabilities or other remedies against us related to the data security incidents may have a material adverse impact on our business, financial condition and operating results.

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

In response to the data security incidents, we have taken and are continuing to take actions to further strengthen the security of our information technology systems, including adopting payment terminals with end-to-end encryption technology in order to enhance the security of our credit card payment systems. Nevertheless, there can be no assurance that our security upgrades will be effective, that we will not suffer a similar criminal attack in the future, that unauthorized parties will not gain access to confidential information, or that any such incident will be discovered promptly. In particular, we understand that the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. The failure to promptly detect, determine the extent of and appropriately respond to a significant data security breach could have a material adverse impact on our business, financial condition and operating results.

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

Any significant interruption in the operations of our distribution facilities could disrupt our ability to deliver merchandise to our stores, full service customers or e-commerce customers in a timely manner, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores, full service customers or e-commerce customers, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

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

A portion of our indebtedness is subject to floating interest rates.

Borrowings under our ABL facility and the variable portion of our term loan B are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. We are currently party to, and in the future, we may enter into additional, derivative instruments, such as interest rate caps, to reduce our exposure to changes in interest rates. However, we may not maintain derivative instruments with respect to all of our variable rate indebtedness, and any instruments we enter into may not fully mitigate our interest rate risk.

In addition, amounts drawn under our ABL facility and the variable portion of our term loan B may bear interest rates in relation to the London Interbank Offered Rate (“LIBOR”).  In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The expected phase out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding.  Furthermore, while both the ABL facility and the variable portion of our term loan B contain “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, these “fallback” provisions may not adequately address the actual changes to LIBOR or successor rates.

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

As of September 30, 2019, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings, had an aggregate principal amount of approximately $1,610.1 million of outstanding debt, including capital lease obligations.

Our substantial debt could have significant consequences. For example, it could:

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

•

increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest), including borrowings under our $500 million asset-based senior secured loan facility, which we refer to as the “ABL facility” and a portion of our term loan B;

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

In addition, we and our subsidiaries may incur substantial additional indebtedness in the future. As of September 30, 2019, our ABL facility provided us commitments for additional borrowings of up to approximately $482.0 million, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our stores and a number of our warehouse and remote office locations are leased while our corporate headquarters in Denton, Texas and three warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores in the U.S. and certain international locations, as of September 30, 2019:

	SBS		BSG
Location	Company- Operated	Franchise	Company- Operated	Franchise
United States (excluding Puerto Rico)	2,753	—	1,097	146
Puerto Rico	38	—	2	—
International:
United Kingdom	249	4	—	—
Mexico	248	—	—	—
Canada	139	—	121	—
France	76	1	—	—
Belgium	48	2	—	—
Chile	37	—	—	—
Netherlands	30	—	—	—
Spain	26	—	—	—
Other	38	6	—	—
Total International	891	13	121	—
Total Store Count	3,682	13	1,220	146

The following table provides locations for our significant offices and warehouses and our corporate headquarters, as of September 30, 2019:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters	200,000	N/A
Reno, Nevada	Warehouse	253,000	SBS
Columbus, Ohio	Warehouse	246,000	SBS
Jacksonville, Florida	Warehouse	237,000	SBS

Leased Properties:
Fort Worth, Texas (a)	Warehouse	494,000	SBS & BSG
Greenville, Ohio	Office, Warehouse	246,000	BSG
Fresno, California	Warehouse	200,000	BSG
Blackburn, Lancashire, England	Warehouse	195,000	SBS
Spartanburg, South Carolina	Warehouse	190,000	BSG
Pottsville, Pennsylvania	Office, Warehouse	140,000	BSG
Clackamas, Oregon	Warehouse	104,000	BSG
Ghent, Belgium	Office, Warehouse	94,000	SBS
Ronse, Belgium	Office, Warehouse	91,000	SBS
Guadalupe, Nuevo Leon, Mexico	Warehouse	78,000	SBS
Calgary, Alberta, Canada	Warehouse	62,000	BSG
Mississauga, Ontario, Canada	Warehouse	60,000	BSG

(a)	As of September 30, 2019, we have entered into a lease agreement, but this facility has not opened.

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

Holders

As of November 15, 2019, there were 648 stockholders of record of our common stock.

Dividends

We have not declared or paid dividends at any time during the two fiscal years prior to the date of this Annual Report. We currently anticipate that we will retain future earnings to support investments in our business, to repay outstanding debt or to return capital to shareholders through share repurchases. Any determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, cash requirements and other factors that our Board of Directors deem relevant.

We depend on our subsidiaries for cash that we would use to pay dividends. However, the terms of our debt agreements and instruments significantly restrict the ability of our subsidiaries to make certain restricted payments to us and our ability to pay dividends. Additionally, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us.

Performance Graph

The following performance graph and related information shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph illustrates the five-year comparative total return among Sally Beauty Holdings, Inc., the S&P 500 Index (“S&P 500”) and the Dow Jones U.S. Specialty Retailers Index (“DJ US Specialty Retailers”) assuming that $100 was invested on September 30, 2014 and that dividends, if any, were reinvested. The DJ US Specialty Retailers is a non-managed index and provides a comprehensive view of issuers, including our common stock, that are primarily in the U.S. retail sector.

Fiscal year ended	September 30, 2014	September 30, 2015	September 30, 2016	September 30, 2017	September 30, 2018	September 30, 2019
Sally Beauty Holdings, Inc.	$100.00	$86.77	$93.83	$71.54	$67.19	$54.40
S&P 500	100.00	99.39	114.72	136.07	160.44	167.27
DJ US Specialty Retailers	100.00	123.60	122.17	137.89	206.20	195.30

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended September 30, 2019:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2019	—	$—	—	$834,098,375
August 1 through August 31, 2019	3,562,426	13.07	3,562,426	787,477,748
September 1 through September 30, 2019	—	—	—	787,477,748
Total this quarter	3,562,426	$13.07	3,562,426	$787,477,748
(1)

The table above does not include 36,926 shares of the Company’s common stock surrendered by grantees during the three months ended September 30, 2019 to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

(2)

On August 31, 2017, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2021 (the “2017 Share Repurchase Program”).

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Sally Beauty for each of the years in the five-year period ended September 30, 2019 (dollars and shares in thousands, except per share data):

	Fiscal Year Ended September 30,
	2019	2018	2017	2016	2015
Results of operations:
Net sales	$3,876,411	$3,932,565	$3,938,317	$3,952,618	$3,834,343
Cost of goods sold	1,965,869	1,988,152	1,973,422	1,988,678	1,936,492
Gross profit	1,910,542	1,944,413	1,964,895	1,963,940	1,897,851
Selling, general and administrative expenses(a)	1,452,751	1,484,209	1,463,619	1,465,643	1,402,525
Restructuring	(682)	33,615	22,679	—	—
Operating earnings	458,473	426,589	478,597	498,297	495,326
Interest expense(b)	96,309	98,162	132,899	144,237	116,842
Earnings before provision for income taxes	362,164	328,427	345,698	354,060	378,484
Provision for income taxes	90,541	70,380	130,622	131,118	143,397
Net earnings	$271,623	$258,047	$215,076	$222,942	$235,087
Earnings per share
Basic	$2.27	$2.09	$1.56	$1.51	$1.50
Diluted	$2.26	$2.08	$1.56	$1.50	$1.49
Weighted average shares, basic	119,636	123,190	137,533	147,179	156,353
Weighted average shares, diluted	120,283	123,832	138,176	148,803	158,226
Operating data:
Number of stores, including franchises (at end of period):
SBS	3,695	3,761	3,782	3,781	3,673
BSG	1,366	1,395	1,368	1,338	1,294
Consolidated	5,061	5,156	5,150	5,119	4,967
Distributor sales consultants (at end of period)	748	820	829	914	938
Same store sales growth (decline)(c):
SBS	0.4%	(1.5)%	(1.6)%	1.7%	1.7%
BSG	0.2%	(1.5)%	1.3%	5.5%	5.7%
Consolidated	0.3%	(1.5)%	(0.7)%	2.9%	2.9%
Financial condition (at end of period):
Cash and cash equivalents	$71,495	$77,295	$63,759	$86,622	$140,038
Inventory	952,907	944,338	930,855	907,337	885,214
Property, plant and equipment, net	319,628	308,357	313,717	319,558	270,847
Total assets	2,098,446	2,097,414	2,099,007	2,095,038	2,063,392
Long-term debt, excluding current maturities	1,594,542	1,768,808	1,771,853	1,783,294	1,786,839
Stockholders’ deficit(d)	(60,323)	(268,556)	(363,616)	(276,166)	(297,821)

(a)

In the fiscal years 2019, 2018, 2017, 2016 and 2015, selling, general and administrative expenses include depreciation and amortization of $107.7 million, $108.8 million, $112.3 million, $99.7 million and $89.4 million, respectively.

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

(d)

Stockholders’ deficit for the fiscal years 2019, 2018, 2017, 2016 and 2015 reflects the repurchase and retirement of 3.6 million shares, 10.0 million shares, 16.1 million shares, 7.8 million shares and 8.1 million shares of our common stock at a cost of $46.6 million, $165.9 million, $346.1 million, $207.3 million and $227.6 million, respectively, under share repurchase programs approved by the Company’s Board of Directors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of the financial condition as of September 30, 2019 and 2018, and the results of operations and cash flows for the three fiscal years in the period ended September 30, 2019, of Sally Beauty. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty and the related notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2019:

•

Consolidated net sales for the fiscal year ended September 30, 2019, decreased $56.2 million, or 1.4%, to $3,876.4 million, compared to the prior fiscal year. Consolidated net sales for the fiscal year ended September 30, 2019, include a negative impact from changes in foreign currency exchange rates of $31.9 million, or 0.8% of consolidated net sales;

•	Consolidated same store sales increased 0.3% and consolidated e-commerce sales increased by 29.4% compared to the prior fiscal year;
•

Consolidated gross profit for the fiscal year ended September 30, 2019, decreased by $33.9 million, or 1.7%, to $1,910.5 million, compared to the prior fiscal year. Gross margin decreased 10 basis points to 49.3% for the fiscal year ended September 30, 2019, compared to the prior fiscal year;

•

Consolidated operating earnings for the fiscal year ended September 30, 2019, increased $31.9 million, or 7.5%, to $458.5 million, compared to the prior fiscal year. Operating margin increased 100 basis points to 11.8% for the fiscal year ended September 30, 2019, compared to the prior fiscal year;

•	Consolidated net earnings increased $13.6 million, or 5.3%, to $271.6 million, compared to the prior fiscal year;
•	Diluted earnings per share for the fiscal year ended September 30, 2019, were $2.26 compared to $2.08 for the prior fiscal year;
•	Cash provided by operations was $320.4 million for the fiscal year ended September 30, 2019, compared to $372.7 million for the prior fiscal year;
•

During the year, we strategically paid down an additional $115.0 million aggregate principle of our term loan B and repurchased approximately $64.8 million aggregate principal amount of our 2023 and 2025 senior notes;

•	We repurchased and retired approximately 3.6 million shares of our common stock under the 2017 Share Repurchase Program at an aggregate cost of $46.6 million; and
•

In September 2019, we entered into a multi-year agreement with Alliance Data’s card services business to launch a private label credit card for both SBS and BSG to benefit our retail and professional customers.

Business Strategy Update

We continue to make solid progress against our transformation as we play to win by focusing on hair color and hair care, improve our retail fundamentals, advance our digital commerce capabilities and drive cost out of the business. As part of this effort, we made progress on our supply chain modernization effort, reduced our debt levels, and rolled out new e-commerce tools such as the Sally Beauty Supply app.

During the year, we began rolling out a new point-of-sale system in both SBS and BSG nationwide, which will allow our store associates to better serve our customers.

In February 2019, we announced our supply chain modernization plans to gain efficiencies and cost savings. During the fiscal year 2019, we have closed select fulfillment centers, including in the U.S. and within Europe, and  identified a location in Texas and signed a lease agreement for a new approximately 500,000 square foot automated and concentrated distribution center, which we anticipate opening by March 2020. Additionally, we identified a location and signed a lease agreement for a new distribution center that will service operations in Ghent, Belgium.

Results of Operations

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to assess our operating performance (dollars in thousands):

				2019 vs 2018		2018 vs 2017
	Fiscal Year Ended September 30,			Amount	%	Amount	%
	2019	2018	2017	Change	Change	Change	Change
Net sales:
SBS	$2,293,094	$2,333,838	$2,345,116	$(40,744)	(1.7)%	$(11,278)	(0.5)%
BSG	1,583,317	1,598,727	1,593,201	(15,410)	(1.0)%	5,526	0.3%
Consolidated	$3,876,411	$3,932,565	$3,938,317	$(56,154)	(1.4)%	$(5,752)	(0.1)%
Gross profit:
SBS	$1,272,263	$1,292,725	$1,303,976	$(20,462)	(1.6)%	$(11,251)	(0.9)%
BSG	638,279	651,688	660,919	(13,409)	(2.1)%	(9,231)	(1.4)%
Consolidated	$1,910,542	$1,944,413	$1,964,895	$(33,871)	(1.7)%	$(20,482)	(1.0)%
Segment gross margin:
SBS	55.5%	55.4%	55.6%	10	bps	(20)	bps
BSG	40.3%	40.8%	41.5%	(50)	bps	(70)	bps
Consolidated	49.3%	49.4%	49.9%	(10)	bps	(50)	bps

Net earnings:
Segment operating earnings:
SBS	$366,412	$362,853	$385,407	$3,559	1.0%	$(22,554)	(5.9)%
BSG	239,572	240,225	254,691	(653)	(0.3)%	(14,466)	(5.7)%
Segment operating earnings	605,984	603,078	640,098	2,906	0.5%	(37,020)	(5.8)%
Unallocated expenses and restructuring (a) (b)	(147,511)	(176,489)	(161,501)	28,978	(16.4)%	(14,988)	9.3%
Consolidated operating earnings	458,473	426,589	478,597	31,884	7.5%	(52,008)	(10.9)%
Interest expense	96,309	98,162	132,899	(1,853)	(1.9)%	(34,737)	(26.1)%
Earnings before provision for income taxes	362,164	328,427	345,698	33,737	10.3%	(17,271)	(5.0)%
Provision for income taxes	90,541	70,380	130,622	20,161	28.6%	(60,242)	(46.1)%
Net earnings	$271,623	$258,047	$215,076	$13,576	5.3%	$42,971	20.0%
Number of stores at end-of-period (including franchises):
SBS	3,695	3,761	3,782	(66)	(1.8)%	(21)	(0.6)%
BSG	1,366	1,395	1,368	(29)	(2.1)%	27	2.0%
Consolidated	5,061	5,156	5,150	(95)	(1.8)%	6	0.1%
Same store sales growth (decline)
SBS	0.4%	(1.5)%	(1.6)%	190	bps	10	bps
BSG	0.2%	(1.5)%	1.3%	170	bps	(280)	bps
Consolidated	0.3%	(1.5)%	(0.7)%	180	bps	(80)	bps

(a)

Unallocated expenses represent certain corporate costs (such as payroll, share-based compensation, employee benefits and travel expense for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our segments and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the fiscal year 2018, unallocated expenses reflect expenses of $7.9 million in connection with the data security incidents.

(b)	Restructuring charges relate to the supply chain modernization plan, 2018 Restructuring Plan and the 2017 Restructuring Plan.

The Fiscal Year Ended September 30, 2019 compared to the Fiscal Year Ended September 30, 2018

Net Sales

SBS.  The decrease in net sales for SBS was primarily driven by the following (in thousands):

Foreign currency exchange	$(27,395)
Stores outside same store sales	(18,040)
Same store sales	4,578
Other (a)	113
Total	$(40,744)
(a)	Other consists of non-store sales, which include catalog and internet sales of our Sinelco Group subsidiaries.

SBS experienced lower unit volume, including lower customer traffic and the impact of fewer company-operated stores, partially offset by a positive impact from increase in average unit prices, resulting from price increases and a promotional efficiency effort (which reduced promotions that provided ‘free’ units, such as Buy One, Get One offers).

BSG.  The decrease in net sales for BSG was driven by the following (in thousands):

Distributor sales consultants	$(12,092)
Foreign currency exchange	(4,534)
Same store sales	1,722
Other (a)	(506)
Total	$(15,410)
(a)	Other consists of stores outside same store sales and sales to our franchisees.

BSG experienced a decrease in unit volume, including from the impact of fewer company-operated stores, partially offset by an increase in average unit prices (resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months).

Gross Profit

SBS.  SBS’s gross profit decreased as a result of lower sales, partially offset by a higher gross margin. The higher gross margin reflects improved gross margins in our U.S. and Canadian operations, from price increases and promotional efficiency efforts, partially offset by weaker gross margins in our European operations.

BSG.  BSG’s gross profit decreased as a result of lower sales and a lower gross margin. The decrease in the gross margin was primarily a result of challenges related to the ongoing merchandising transformation.

Selling, General and Administrative Expenses

Consolidated.  Consolidated selling, general and administrative expenses decreased primarily as a result of lower compensation and compensation-related expenses, lower advertising expenses, no expenses related to the data security incidents and the positive impact from changes in foreign currency exchange rates. This decrease was partially offset by higher facility expenses and expenses related to our information technology systems.

SBS.  SBS’s selling, general and administrative expenses decreased $24.0 million, or 2.6% for the fiscal year ended September 30, 2019. This decrease was primarily as a result of the impact of the 2018 Restructuring Plan, our recently implemented field structure realignment and store labor hour optimization initiatives (net of labor rate inflation), the positive impact from changes in the foreign currency exchange rate of approximately $11.3 million and lower advertising expense of $6.7 million. This decrease was partially offset by higher facility costs of $2.3 million and the impact of the reduction of an estimated casualty loss related to hurricanes of $2.4 million during fiscal year 2018.

BSG.  BSG’s selling, general and administrative expenses decreased $12.8 million, or 3.1% for the fiscal year ended September 30, 2019. This decrease was primarily as a result of as a result of the impact of the 2018 Restructuring

Plan, lower sales commissions of $3.5 million, lower advertising expenses of $2.9 million and a positive impact from changes in foreign currency exchange rate of approximately $1.4 million.

Unallocated.   Unallocated selling, general and administrative expenses increased $5.3 million, or 3.7%, for the fiscal year ended September 30, 2019. This increase is primarily a result of higher expenses related to our information technology systems and no comparable positive adjustments related to our actuarially determined insurance liabilities in the current year compared to $6.9 million in the prior year. These increases were partially offset by no expenses related to the data security incidents compared to $7.9 million in the prior year.

Restructuring

For the fiscal year ended September 30, 2019, we recognized a $8.4 million gain resulting from the sale of our secondary headquarters and fulfillment center in Denton, Texas, and our Marinette, Wisconsin, fulfillment center in connection with the supply chain modernization plan, partially offset by charges of $7.7 million in connection with our supply chain modernization plan and the 2018 Restructuring Plan. For the fiscal year ended September 30, 2018, we incurred restructuring charges of approximately $33.6 million in connection with the 2018 Restructuring Plan. See Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about our restructuring plans.

Interest Expense

Interest expense decreased as a result of fewer borrowings under the ABL facility during the current fiscal year and lower outstanding principal balances on our senior notes and term loan B. This decrease was partially offset by a higher interest rate on our term loan B variable tranche.

Provision for Income Taxes

For the fiscal year ended September 30, 2019 and 2018, our effective tax rate was 25.0% and 21.4%, respectively. The increase in the effective tax rate was due primarily to the impact of U.S. Tax Reform in the prior year, partially offset by a decrease in our federal statutory tax rate this year to 21.0% compared to 24.5% in the prior year. See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about the impact of the U.S. Tax Reform on our consolidated financial statements.

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

Unallocated.   Unallocated selling, general and administrative expenses increased $4.1 million, or 2.9%, for the fiscal year ended September 30, 2018. This increase includes expenses related to the previously disclosed data security incidents of $7.9 million and higher professional fees of $1.7 million. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about the data security incidents. This increase was partially offset by lower compensation and compensation-related expenses of $4.3 million primarily due to the results of the 2018 Restructuring Plan. In addition, for our actuarially determined insurance liabilities, we recorded net positive adjustments of $6.9 million in fiscal year 2018 as a result of a decrease in our estimated future payments, compared to positive adjustments of $5.7 million in fiscal year 2017.

Restructuring Charges

Restructuring charges increased $10.9 million for the fiscal year ended September 30, 2018. During the fiscal year ended September 30, 2018, we incurred restructuring charges of approximately $33.6 million in connection with the 2018 Restructuring Plan, including severance and related expenses of approximately $15.6 million, consulting expenses of $10.9 million and other costs of $7.1 million. During the fiscal year ended September 30, 2017, we incurred restructuring charges of approximately $22.7 million in connection with the 2017 Restructuring Plan, including severance and related expenses of $12.1 million, facility closure expenses of $6.7 million and other expenses of $3.9 million. See Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about our restructuring plans.

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

Provision for Income Taxes

The provision for income taxes was $70.4 million and $130.6 million, resulting in an effective tax rate of 21.4% and 37.8%, for the fiscal year ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate was due primarily to the impact of the U.S. Tax Reform. More specifically, we recognized a provisional income tax benefit of $37.7 million in connection with the revaluation of our deferred income tax assets and liabilities, including a benefit related to the adoption of income tax method changes of $2.7 million, and a provisional income tax charge of $11.7 million for federal and state income taxes applicable to accumulated but undistributed earnings of our foreign operations. See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about the impact of the U.S. Tax Reform on our consolidated financial statements.

Liquidity and Capital Resources

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures and opportunistic share repurchases. Working capital (current assets less current liabilities) increased $43.6 million to $707.5 million at September 30, 2019, compared to $663.9 million at September 30, 2018, resulting primarily from the reduction in accounts payable and accrued liabilities and the increase in vendor receivables included in accounts receivable, other. The ratio of current assets to current liabilities was 2.55 to 1.00 at September 30, 2019, compared to 2.35 to 1.00 at September 30, 2018.

At September 30, 2019, cash and cash equivalents were $71.5 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to meet our working capital requirements, potential acquisitions, finance anticipated capital expenditures, including information technology upgrades and store remodels, debt repayment and opportunistic share repurchases over the next 12 months. For the foreseeable future, we will prioritize needed investments in our business that we believe will deliver value for shareholders, and will consider measured debt repayment within our ratings guidance as well as opportunistic share repurchases.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and share repurchases. During the fiscal year ended September 30, 2019, the weighted average interest rate on our borrowings under the ABL facility was 4.64%. The amounts drawn are generally paid down with cash provided by our operating activities. As of September 30, 2019, 2018, Sally Holdings had $482.0 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by $18.0 million in outstanding letters of credit.

Share Repurchase Programs

During the fiscal years ended September 30, 2019, 2018 and 2017, we repurchased and subsequently retired approximately 3.6 million shares, 10.0 million shares and 16.1 million shares, respectively, of our common stock under the 2017 Share Repurchase Program or the 2014 Share Repurchase Program at a cost of $46.6 million, $165.9 million and $346.1 million, respectively. We funded these share repurchases with cash from operations and borrowings under the ABL facility. As of September 30, 2019, we had approximately $787.5 million of additional share repurchase authorization remaining under the 2017 Share Repurchase Program.

Historical Cash Flows

For the fiscal years 2019, 2018 and 2017, our primary sources of cash have been funds provided by operating activities and, when necessary, borrowings under our ABL facility, as appropriate. The primary non-operating uses of cash during the past three years were for share repurchases, debt service and capital expenditures.

The following table shows our sources and uses of cash for the periods presented (in thousands):

	Fiscal Year Ended September 30,
	2019	2018	Change	2018	2017	Change
Net cash provided by operating activities	$320,415	$372,661	$(52,246)	$372,661	$343,286	$29,375
Net cash used by investing activities	(95,867)	(95,313)	(554)	(95,313)	(89,625)	(5,688)
Net cash used by financing activities	(229,308)	(263,282)	33,974	(263,282)	(277,303)	14,021
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,040)	(530)	(510)	(530)	779	(1,309)
Net increase (decrease) in cash and cash equivalents	$(5,800)	$13,536	$(19,336)	$13,536	$(22,863)	$36,399

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the fiscal year ended September 30, 2019, compared to the fiscal year ended September 30, 2018, primarily due to a focused reduction of accounts payable and the timing of vendor receivables.

Net cash provided by operating activities increased for the fiscal year ended September 30, 2018, compared to the fiscal year ended September 30, 2017, primarily due to favorable cash impact of improved net earnings and accrued liabilities, partially offset by the unfavorable impact by deferred taxes and merchandise purchases.

Net Cash Used by Investing Activities

Net cash used by investing activities increased slightly for the fiscal year ended September 30, 2019, compared to the fiscal year ended September 30, 2018, due to an increase in capital expenditures primarily from investments in our information technology systems, partially offset by proceeds received from the sale our secondary headquarters and fulfillment center in Denton, Texas and our fulfillment center in Marinette, Wisconsin, and as a result of not having any significant acquisitions in the current year.

Net cash used by investing activities increased for the fiscal year ended September 30, 2018, compared to the fiscal year ended September 30, 2017, primarily due to the acquisition of Chalut.

Net Cash Used by Financing Activities

Net cash used by financing activities decreased for the fiscal year ended September 30, 2019, compared to the fiscal year ended September 30, 2018, driven by fewer shares repurchased, partially offset by additional debt reduction.

Net cash used by financing activities decreased for the fiscal year ended September 30, 2018, compared to the fiscal year ended September 30, 2017, primarily due to a decrease in share repurchases of $180.2 million. This decrease was partially offset by lower net debt proceeds, primarily from repayments on the ABL facility and term loan B.

Long-Term Debt

At September 30, 2019, we have $1,609.3 million in outstanding principal under a term loan B and senior notes, not including capital leases, unamortized debt issuance costs or debt discounts, in the aggregate, of $16.4 million. There were no outstanding balances under the ABL facility at September 30, 2019. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 contained in this Annual Report for additional information about our debt.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Capital Requirements

During the fiscal year ended September 30, 2019, we had total capital expenditures of approximately $118.7 million, including amounts incurred but not paid of approximately $26.2 million, primarily in connection with information technology projects and store remodels and maintenance.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2019 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest(a)	$82,148	$162,566	$1,066,628	$733,019	$2,044,361
Obligations under operating leases(b)	174,578	232,818	95,747	40,545	543,688
Purchase obligations(c)	13,553	23,412	—	—	36,965
Other long-term obligations(d)(e)	3,857	5,963	3,502	5,016	18,338
Total	$274,136	$424,759	$1,165,877	$778,580	$2,643,352

(a)

Long-term debt obligations include obligations under capital leases and future interest payments on our debt outstanding as of September 30, 2019. The amounts shown above do not include unamortized discount or deferred debt issuance costs reflected in our consolidated balance sheets since those amounts do not represent contractual obligations.

(b)

The amounts reported for operating leases do not include common area maintenance (CAM), property taxes or other executory costs. The amounts shown above do not include immaterial contingent liabilities for operating leases for which we are liable in the event of default by a franchisee.

(c)

Purchase obligations reflect legally binding non-cancellable agreements that are entered into by us to purchase goods or services, that specify minimum quantities to be purchased and with fixed or variable price provisions. Amounts shown do not reflect open purchase orders, mainly for merchandise, to be fulfilled within one year, which are generally cancellable or contracts that tend to be reoccurring in nature and similar in amount year over year.

(d)

Other long-term obligations, including current portion, principally represent obligations under insurance and self-insurance programs. These obligations are included in accrued liabilities and other liabilities, as appropriate, in our consolidated balance sheets.

(e)	The table above does not include an estimated $2.0 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

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

Off-Balance Sheet Financing Arrangements

At September 30, 2019, we did not have any off-balance sheet financing arrangements other than obligations under operating leases and letters of credit, as discussed above.

Inflation

We believe inflation did not have a material effect on our results of operations during each of the three fiscal years in the period ended September 30, 2019. However, during the past few years, in the U.S., we have experienced an increase in labor and real estate costs (including store rent and other occupancy expenses). Employee compensation and real estate expenses represent our two most significant operating expense categories. A material increase in labor and real estate costs in the future, particularly for an extended period of time, could have a material adverse effect on our results of operations.

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

Valuation of Inventory

Inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. In assessing the net realizable value of inventory, we consider several key factors including estimates of the future demand for our products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in SKUs. When necessary, we adjust the carrying value of inventory for estimated inventory shrinkage and damage. We estimate inventory shrinkage between physical counts and product damage based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of goods sold. Inventory shrinkage and damage expense, in the aggregate, averaged less than 1.0% of consolidated net sales in fiscal years 2019, 2018 and 2017. A 10% increase or decrease in our estimate of inventory shrinkage and damage at September 30, 2019, would impact net earnings by approximately $2.2 million.

Vendor Rebates and Concessions

We deem cash consideration received from a supplier to be a reduction of the cost of goods sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by us in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of inventory and a subsequent reduction in cost of goods sold as the related products are sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in our consolidated statements of earnings. We record cash consideration expected to be received from vendors in accounts receivables, other at the amount we believe will be collected. These receivables could be significantly affected if the actual amounts subsequently collected differ from our expectations. A 10% increase or decrease in these receivables at September 30, 2019, would impact net earnings by approximately $3.9 million.

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

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our liability insurance coverage. Our liabilities could be significantly affected if actual results differ from our expectations or prior actuarial analyses. A 10% increase or decrease in our insurance liabilities at September 30, 2019, would impact net earnings by approximately $1.5 million.

The changes in our insurance liabilities were as follows (in thousands):

	Fiscal Year Ended September 30,
	2019	2018
Balance at beginning of period	$19,956	$24,743
Self-insurance expense	63,963	66,581
Payments, net of employee contributions	(63,625)	(71,368)
Balance at end of period	$20,294	$19,956

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

Based on our assessments and after considering potential triggering events, we recognized impairment losses of $4.4 million in the fiscal year ended September 30, 2017, in connection with our long-lived assets and intangible assets. No material impairment losses were recognized in fiscal years 2019 or 2018.

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

If actual results are not consistent with our estimate or assumptions, we may be exposed to changes in share-based compensation expense that could be material. A 10% change in our share-based compensation expense for the year ended September 30, 2019, would affect net earnings by approximately $0.7 million.

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements in Item 8 — “Financial Statements and Supplementary Data” contained in this Annual Report for information about recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational corporation, we are subject to certain market risks including risks resulting from our exposure to foreign currency fluctuations, changes in interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the use of derivative financial instruments. Currently, we do not purchase or hold any derivative instruments for speculative or trading purposes, and are restricted from engaging in, by our debt and credit agreements.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, and the Mexican peso. In addition, we currently have exposure to the currencies of certain countries located in South America and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain of our European subsidiaries. For each of the fiscal years 2019, 2018 and 2017, less than 20% of our consolidated net sales were made in currencies other than the U.S. dollar.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure, would have impacted our consolidated net sales by approximately 1.8% in the fiscal year 2019, and would have impacted our consolidated net assets by approximately 2.4% at September 30, 2019.

As more fully discussed in Note 12 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, foreign exchange forward contracts to mitigate exposure to changes in foreign currency exchange rates.

Interest rate risk

We are sensitive to interest rate fluctuations as a result of borrowings under our ABL facility and the variable-rate tranche of our term loan B. At September 30, 2019, there were no borrowings outstanding under the ABL facility and the term loan B had $424.0 million outstanding principal balance under the variable-rate tranche. Based on our September 30, 2019 floating interest rate debt, a 0.1 percentage point interest rate increase would impact interest expense by $0.4 million.

As more fully discussed in Note 12 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, derivative instruments in order to manage risk relating to cash flows and interest rate exposure.

Credit risk

We are exposed to credit risk in connection with certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2019.

Our derivative instruments expose us to credit risk in the event of default by a counterparty. We believe that such exposure is mitigated by the substantial resources and strong creditworthiness of the counterparties to our derivative instruments at September 30, 2019. In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” which is located on page 47 of this Annual Report.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2019, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on this assessment, management has concluded that, as of September 30, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Report of Independent Registered Public Accounting Firm.  Please refer to KPMG’s Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 47 of this Annual Report.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and certain persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other security interests of Sally Beauty Holdings, Inc.

To our knowledge, based solely on a review of SEC EDGAR filings and written representations that no other reports were required during the fiscal year ended September 30, 2019, we believe that all of our directors and officers complied with all Section 16(a) filing requirements during fiscal year 2019, except: Mark Spinks who inadvertently failed to file on a timely basis one Form 4 with respect to the disposition of 11,538 shares of our common stock on November 13, 2018, and the following persons, each of whom inadvertently failed to file one Form 4 with respect to the receipt of shares of our common stock on September 30, 2018: Marshall Eisenberg (7,175 shares); Linda Heasley (7,175 shares); John Miller (7,175 shares); Kelly Mooney (717 shares); Denise Paulonis (2,901 shares); and Edward Rabin (5,381 shares). A remedial report has been filed with respect to each such exception.

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2020 Annual Meeting of Stockholders under the headings “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance, the Board, and Its Committees” and “Report of the Audit Committee.”

ITEM 11.EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2020 Annual Meeting of Stockholders under the headings “Directors’ Compensation and Benefits,” “Narrative Discussion of Director Compensation Table,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2020 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Company’s Stock.”

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of September 30, 2019, about our common stock that may be issued under all of our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	5,899,482	$22.08	7,794,919
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,899,482	$22.08	7,794,919

(1)

Includes options issued and available for exercise and shares available for issuance in connection with past awards under the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”) and predecessor share-based compensation plans. The Company currently grants awards only under the 2019 Plan.

(2)

Calculation of weighted-average exercise price of outstanding awards includes stock options, but does not include shares of restricted stock or restricted stock units that convert to shares of common stock for no consideration.

(3)	Represents shares that are available for issuance pursuant to the 2019 Plan, all of which are available as full value awards.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2020 Annual Meeting of Stockholders under the headings “Corporate Governance, the Board, and Its Committees,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Party Transactions.”

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2020 Annual Meeting of Stockholders under the heading “Proposal 3 – Ratification of Selection of Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a)   List of Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page 47 of this Annual Report.

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

Exhibit No.	Description
4.8

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

4.11

Credit Agreement dated July 6, 2017 among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2017 †

4.12

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

10.7

Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007

Exhibit No.	Description
10.8

2010 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.9

2010 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.10

2010 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.11

Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.12

Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

10.13

2011 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 18, 2010

10.14

2011 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on November 18, 2010

10.15

2011 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed November 15, 2012

10.16

2016 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2016

10.17

Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 19, 2018

10.18

2019 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2019

10.19

2019 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2019

10.20	2019 Form of Stock Option Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan*

10.21	2019 Form of Restricted Stock Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan*

Exhibit No.	Description
10.22	Offer Letter to Christian A. Brickman, dated as of April 25, 2014, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2014

10.23

Form of Severance Agreement between each of Christian A. Brickman and the Company effective as of June 2, 2014, Mark G. Spinks and the Company effective July 31, 2015, Scott C. Sherman and the Company effective October 1, 2017, Aaron E. Alt and the Company effective April 27, 2018, John M. Henrich and the Company effective June 10, 2019 and Pamela K. Kohn and the Company effective October 3, 2019, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 5, 2012

10.24

2012 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

10.25	Sally Beauty Holdings, Inc. Annual Incentive Plan*

10.26

Sally Beauty Holdings, Inc. Third Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on November 15, 2016

10.27

Sally Beauty Holdings, Inc. Fourth Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on November 14, 2018

21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*

23.1	Consent of KPMG*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Christian A. Brickman*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Aaron E. Alt*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Aaron E. Alt*

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) the Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*	Included herewith
†

Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(c)   Financial Statement Schedules

None

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of November, 2019.

SALLY BEAUTY HOLDINGS, INC.
By:	/s/ Christian A. Brickman
Christian A. Brickman
President, Chief Executive Officer and Director

By:	/s/ Aaron E. Alt
Aaron E. Alt
Senior Vice President, Chief Financial Officer and President – Sally Beauty Supply

By:	/s/ Kenneth M. Newton
Kenneth M. Newton
Interim Controller and Interim Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian A. Brickman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2019
Christian A. Brickman

/s/ Aaron E. Alt	Senior Vice President, Chief Financial Officer and President – Sally Beauty Supply (Principal Financial Officer)	November 22, 2019
Aaron E. Alt

/s/ Kenneth M. Newton	Interim Controller and Interim Principal Accounting Officer (Principal Accounting Officer)	November 22, 2019
Kenneth M. Newton

/s/ Robert R. McMaster	Chairman of the Board of Directors	November 22, 2019
Robert R. McMaster

/s/ Marshall E. Eisenberg	Director	November 22, 2019
Marshall E. Eisenberg

/s/ Diana S. Ferguson	Director	November 22, 2019
Diana S. Ferguson

/s/ David W. Gibbs	Director	November 22, 2019
David W. Gibbs

/s/ Linda Heasley	Director	November 22, 2019
Linda Heasley

/s/ Joseph C. Magnacca	Director	November 22, 2019
Joseph C. Magnacca

/s/ John A. Miller	Director	November 22, 2019
John A. Miller

/s/ P. Kelly Mooney	Director	November 22, 2019
P. Kelly Mooney

/s/ Susan R. Mulder	Director	November 22, 2019
Susan R. Mulder

/s/ Denise Paulonis	Director	November 22, 2019
Denise Paulonis

/s/ Edward W. Rabin	Director	November 22, 2019
Edward W. Rabin

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements

Years ended September 30, 2019, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sally Beauty Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ deficit for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of vendor rebates and concessions

As discussed in Note 2 to the consolidated financial statements, other accounts receivable of $61.4 million consists primarily of amounts earned from the Company’s vendors under contractual agreements (collectively referred to as vendor rebates and concessions). These agreements are often specific to a particular product or promotion for a specified period of time, which results in a high volume of agreements, each with potentially non-standardized terms and conditions governing how the rebate is earned and calculated. Therefore, the inputs used to calculate the vendor rebates and concessions, which can include financial and non-financial data from multiple sources, will vary depending on the specific terms of the agreements.

We identified the evaluation of vendor rebates and concessions as a critical audit matter because of the challenging auditor judgment required to assess the non-standardized terms of the agreements and the nature and source of the inputs used in the recognition of the receivable.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to calculate vendor rebates and concessions, including controls over the derivation of key inputs and the evaluation of the contractual terms of the agreements. For a sample of the vendor rebates and concessions, we evaluated the nature and source of the inputs used, and the terms of the contractual agreements. We recalculated the amount of the receivable based on the inputs and the terms of the agreements. We also compared the amount of cash received to the amount previously recognized by the Company for a sample of the vendor rebates and concessions that were collected subsequent to year end.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Dallas, Texas

November 22, 2019

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2019 and 2018

(In thousands, except par value data)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$71,495	$77,295
Trade accounts receivable, net	43,136	48,417
Accounts receivable, other	61,403	42,073
Inventory	952,907	944,338
Other current assets	34,612	42,960
Total current assets	1,163,553	1,155,083
Property and equipment, net	319,628	308,357
Goodwill	530,786	535,925
Intangible assets, excluding goodwill, net	62,051	72,698
Other assets	22,428	25,351
Total assets	$2,098,446	$2,097,414
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$1	$5,501
Accounts payable	278,688	303,241
Accrued liabilities	169,054	180,287
Income taxes payable	8,336	2,144
Total current liabilities	456,079	491,173
Long-term debt	1,594,542	1,768,808
Other liabilities	27,757	30,022
Deferred income tax liabilities, net	80,391	75,967
Total liabilities	2,158,769	2,365,970
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 116,986 and 120,145 shares issued and 116,725 and 119,926 shares outstanding at September 30, 2019 and 2018, respectively	1,167	1,199
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated earnings (deficit)	55,797	(179,764)
Accumulated other comprehensive loss, net of tax	(117,287)	(89,991)
Total stockholders’ deficit	(60,323)	(268,556)
Total liabilities and stockholders’ deficit	$2,098,446	$2,097,414

The accompanying notes are an integral part to these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Fiscal Years ended September 30, 2019, 2018 and 2017

(In thousands, except per share data)

	2019	2018	2017
Net sales	$3,876,411	$3,932,565	$3,938,317
Cost of goods sold	1,965,869	1,988,152	1,973,422
Gross profit	1,910,542	1,944,413	1,964,895
Selling, general and administrative expenses	1,452,751	1,484,209	1,463,619
Restructuring	(682)	33,615	22,679
Operating earnings	458,473	426,589	478,597
Interest expense	96,309	98,162	132,899
Earnings before provision for income taxes	362,164	328,427	345,698
Provision for income taxes	90,541	70,380	130,622
Net earnings	$271,623	$258,047	$215,076
Earnings per share:
Basic	$2.27	$2.09	$1.56
Diluted	$2.26	$2.08	$1.56
Weighted average shares:
Basic	119,636	123,190	137,533
Diluted	120,283	123,832	138,176

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Fiscal Years ended September 30, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017
Net earnings	$271,623	$258,047	$215,076
Other comprehensive income (loss):
Foreign currency translation adjustments	(22,576)	(10,604)	19,299
Interest rate caps, net of tax	(4,566)	2,449	(1,084)
Foreign exchange contracts, net of tax	(154)	—	—
Other comprehensive income (loss), net of tax	(27,296)	(8,155)	18,215
Total comprehensive income	$244,327	$249,892	$233,291

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended September 30, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017
Cash Flows from Operating Activities:
Net earnings	$271,623	$258,047	$215,076
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	107,658	108,829	112,323
Share-based compensation expense	9,180	10,519	10,507
Amortization of deferred financing costs	3,786	3,832	3,264
Net loss/(gain) on disposal and impairment of assets	(7,544)	181	8,464
Net loss on extinguishment of debt	951	876	27,981
Deferred income taxes	5,532	(20,538)	14,122
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	4,399	(1,949)	702
Accounts receivable, other	(20,432)	2,743	(7,520)
Inventory	(20,272)	(16,450)	(16,343)
Other current assets	7,418	12,164	1,480
Other assets	(3,225)	48	(6,700)
Accounts payable and accrued liabilities	(42,719)	4,592	(18,779)
Income taxes payable	6,144	(221)	323
Other liabilities	(2,084)	9,988	(1,614)
Net cash provided by operating activities	320,415	372,661	343,286
Cash Flows from Investing Activities:
Payments for property and equipment	(107,755)	(86,507)	(89,666)
Proceeds from sales of property and equipment	15,312	369	41
Acquisitions, net of cash acquired	(3,424)	(9,175)	—
Net cash used by investing activities	(95,867)	(95,313)	(89,625)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	593,504	461,819	1,277,250
Repayments of long-term debt	(777,538)	(558,599)	(1,216,643)
Debt issuance costs	—	(1,151)	(8,376)
Payments for common stock repurchased	(47,434)	(166,701)	(346,873)
Proceeds from exercises of stock options	2,160	1,350	17,339
Net cash used by financing activities	(229,308)	(263,282)	(277,303)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,040)	(530)	779
Net increase (decrease) in cash and cash equivalents	(5,800)	13,536	(22,863)
Cash and cash equivalents, beginning of period	77,295	63,759	86,622
Cash and cash equivalents, end of period	$71,495	$77,295	$63,759
Supplemental Cash Flow Information:
Interest paid	$95,171	$90,077	$141,883
Income taxes paid	$83,783	$70,253	$114,553
Capital expenditures incurred but not paid	$26,233	$15,315	$8,367

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

Fiscal Years ended September 30, 2019, 2018 and 2017

(In thousands)

			Additional	Accumulated	Accumulated Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Deficit
Balance at September 30, 2016	$144,571	$1,446	$—	$(177,561)	$(100,051)	$(276,166)
Net earnings	—	—	—	215,076	—	215,076
Other comprehensive income	—	—	—	—	18,215	18,215
Repurchases of common stock	(16,072)	(161)	(25,299)	(320,591)	—	(346,051)
Share-based compensation	122	1	10,506	—	—	10,507
Stock issued for stock options	964	10	14,793	—	—	14,803
Balance at September 30, 2017	129,585	1,296	—	(283,076)	(81,836)	(363,616)
Net earnings	—	—	—	258,047	—	258,047
Other comprehensive loss, net of tax	—	—	—	—	(8,155)	(8,155)
Repurchases of common stock	(9,987)	(100)	(11,866)	(154,735)	—	(166,701)
Share-based compensation	178	2	10,517	—	—	10,519
Stock issued for stock options	150	1	1,349	—	—	1,350
Balance at September 30, 2018	119,926	1,199	—	(179,764)	(89,991)	(268,556)
Net earnings	—	—	—	271,623	—	271,623
Other comprehensive loss, net of tax	—	—	—	—	(27,296)	(27,296)
Repurchases of common stock	(3,562)	(36)	(11,336)	(36,062)	—	(47,434)
Share-based compensation	209	2	9,178	—	—	9,180
Stock issued for stock options	152	2	2,158	—	—	2,160
Balance at September 30, 2019	$116,725	$1,167	$—	$55,797	$(117,287)	$(60,323)

The accompanying notes are an integral part of these consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

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

Cash and Cash Equivalents

Cash represents currency on hand, debt and credit card receivable and third-party online payment systems transactions, while cash equivalents consist of highly liquid investments which have an original maturity of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

Trade Accounts Receivable and Accounts Receivable, Other

Trade accounts receivable consist of credit extended directly to certain customers who meet our credit requirements in the ordinary course of business and are stated at their carrying values, net of an allowance for doubtful accounts. Our allowance for doubtful accounts is regularly reviewed on the basis of our historical collection data and current customer information. Customer account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2019 and 2018, our allowance for doubtful accounts was $1.7 million and $1.8 million, respectively.

Other accounts receivable consist primarily of amounts due from vendors under various contractual agreements and include volume rebates and other promotional considerations.

Inventory and Cost of Goods Sold

Inventory is stated at the lower of cost (FIFO) or net realizable value. Inventory cost reflects actual product costs, the cost of transportation to our distribution centers and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. When assessing the net realizable value of inventory, we consider several factors including estimates of future demand for our products, historical turn-over rates, the age and sales history of the inventory, and historic and anticipated changes in stock keeping units.

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

Cost of goods sold includes actual product costs, the cost of transportation to our distribution centers, operating cost associated with our distribution centers (including employee compensation expense, depreciation and amortization, rent and other occupancy-related expenses), vendor rebates and allowances, inventory shrinkage and certain

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

shipping and handling costs, such as freight from the distribution centers to the stores. All other shipping and handling costs are included in selling, general and administrative expenses when incurred.

We deem cash consideration received from a supplier to be a reduction of the cost of inventory purchased, unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by us in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of inventory and a subsequent reduction in cost of goods sold as the related products are sold.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated or amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals considered reasonably assured. Expenditures for maintenance and repairs are included in selling, general and administrative expenses when incurred, while expenditures for major renewals and improvements that substantially extend the useful life of an asset are capitalized.

The following table summarizes our property and equipment balances and their estimated useful lives (dollars in thousands):

	Life	September 30,
	(in years)	2019	2018
Land	N/A	$10,061	$11,130
Buildings and building improvements	5 – 40	53,132	64,251
Leasehold improvements	2 – 10	281,195	274,848
Furniture, fixtures and equipment	2 – 10	634,525	569,149
Total property and equipment, gross		978,913	919,378
Accumulated depreciation and amortization		(659,285)	(611,021)
Total property and equipment, net		$319,628	$308,357

Depreciation expense for the fiscal years 2019, 2018 and 2017 was $96.1 million, $97.2 million and $99.2 million, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings.

Valuation of Long-Lived Assets and Definite-lived Intangible Assets

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

Fiscal Years ended September 30, 2019, 2018 and 2017

future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill and Indefinite-lived Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at least annually, as of January 31st, and whenever indications of potential impairment exist. Components within the same reportable segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of September 30, 2019, our reporting units consisted of Sally Beauty Supply (“SBS”) and Beauty Systems Group (“BSG”). We assign goodwill to the reporting unit which consolidates the acquisition.

When assessing goodwill for impairment, we perform a quantitative assessment to compare the fair value of each reporting unit to its carrying value, including goodwill. Fair value is measured based on the discounted cash flow method. Based on our assessments, the fair value of each reporting unit exceeded its carrying value, and accordingly, we have not recorded any impairment charges related to goodwill in the current or prior fiscal years presented.

Indefinite-lived Intangible Assets

Our intangible assets with indefinite lives consist of trade names acquired in business combinations. Upon acquisition of these identifiable intangible assets, we base our valuation on the information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. These assets are evaluated for impairment annually or whenever indications of potential impairment exist. When assessing intangible assets with indefinite lives for impairment, we compare the fair value of each asset against its carrying value. Fair value is based on the relief from royalty method. Based on our assessments, no material impairment charges related to intangible assets were recorded in the current or prior fiscal years presented.

Self-Insurance Programs

We self-insure the risks related to workers’ compensation, general and auto liability, property and certain employee-related healthcare benefits. We have obtained third-party excess insurance coverage to limit our exposure per occurrence and aggregate cash outlay.

We record an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date, which includes claims filed and estimated losses incurred but not yet reported. We estimate the ultimate cost based on an analysis of our historical data and actuarial estimates. These estimates are reviewed on a regular basis to ensure that the recorded liability is adequate. The current and long-term portions of these liabilities are recorded at their present value and included in accrued liabilities and other liabilities in our consolidated balance sheets, respectively.

Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data. Additionally, we have assessed all revenue streams for principal versus agent considerations and have concluded we are the principal for all transactions.

See Note 16 for additional information regarding the disaggregation of our sales revenue.

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

Fiscal Years ended September 30, 2019, 2018 and 2017

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

Customer Loyalty Rewards

We launched our new Sally Beauty Rewards Loyalty Program nationwide during the first quarter of fiscal year 2019 to the U.S. and Canada, which enables customers to earn points based on their status for every dollar spent on merchandise purchased in our SBS stores and through our sallybeauty.com website, including on our new SBS mobile commerce-based app. When a specific tier has been reached, a customer will receive a certificate which can be used at any of our U.S. and Canadian SBS stores or through our sallybeauty.com website on their next purchase. Based on the rewards loyalty program policies, points expire after twelve months of inactivity and certificates will expire after a specific time period from the date of issuance. Certificates generated from our rewards loyalty program provide a material right to customers and represent a separate performance obligation. Rewards loyalty points are accrued at the standalone value per point, net of estimated breakage, and are included within accrued liabilities on our consolidated balance sheets. We recognize the revenue when the customer redeems the certificate. Points and certificates are issued by and represent liabilities of Sally Beauty Supply LLC.

Private Label Credit Card

In September 2019, we signed a multi-year agreement with a third-party bank (the “Bank”) to launch a private label credit card (the “Program”). Under the agreement, the Bank will manage and extend credit to our SBS and BSG customers and we will provide licensing to our brand, marketing services and facilitate credit applications. The Bank will be the sole owner of the private label credit card accounts and takes on the risk of default by the private label card holders. As of September 30, 2019, Program operations have not yet commenced. In connection with signing the agreement, we received a refundable payment from the Bank that we recorded as deferred revenue within other liabilities on our consolidated balance sheets and will recognize on a straight-line basis over the initial term of the agreement into net sales in our consolidated statements of earnings.

Pursuant to the agreement, the Bank will reimburse us for certain expenses we incur for the launch and marketing of the Program. Amounts reimbursed are recognized in net sales in our consolidated statements of earnings. In addition, we can earn other amounts from the Bank, including incentive payments for achieving performance targets and the activation of credit cards.

The following table shows the amount of contract liabilities on our consolidated balance sheets as of September 30, 2019 and 2018 (in thousands):

		September 30,
Contracts	Balance Sheet Classification	2019	2018
Gift cards	Accrued liabilities	$4,558	$4,144
Rewards loyalty program	Accrued liabilities	8,308	1,165
Total liability		$12,866	$5,309

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

Advertising Costs

Advertising costs relate mainly to print advertisements, digital marketing, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs were $73.3 million, $83.4 million and $82.0 million for the fiscal years 2019, 2018 and 2017, respectively, and are included in selling, general and administrative expenses in our consolidated statements of earnings.

Share-based Compensation

We measure the cost of services received from our employees and directors in exchange for an award of equity instruments based on the fair value of the award on the date of grant which are expensed ratably over the vesting period. We recognize the impact of forfeitures as they occur. Share-based compensation expense is included in selling, general and administrative expenses in our consolidated statements of earnings.

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

Fiscal Years ended September 30, 2019, 2018 and 2017

customers (included in other current assets) and a return liability from the amount to be returned to the customer (included in accrued liabilities) within our consolidated balance sheets. Additionally, we now recognize revenue for our gift cards not expected to be redeemed (“gift card breakage”) within revenue in our consolidated statements of earnings.

The following tables set forth the impact of adopting this standard on our consolidated balance sheets as of September 30, 2019 and our consolidated statements of earnings for the fiscal year ended September 30, 2019 (in thousands):
Effect of ASU No. 2014-09 Adoption on Consolidated Balance Sheet

		Excluding
		ASU No. 2014-09	ASU No. 2014-09
	As reported	Effect	Effect
Accounts receivable, other	$61,403	$58,968	$2,435
Accrued liabilities	$169,054	$166,619	$2,435

Effect of ASU No. 2014-09 Adoption on Consolidated Statement of Earnings

		Excluding
		ASU No. 2014-09	ASU No. 2014-09
	As reported	Effect	Effect
Net Sales	$3,876,411	$3,876,136	$275
Gross Profit	1,910,542	1,910,267	275
Selling, general and administrative expenses	$1,452,751	$1,452,476	$275

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

We have completed a preliminary assessment of the potential impact of adopting ASU No. 2016-02 on our consolidated financial statements. At September 30, 2019, we estimate that the adoption of ASU No. 2016-02 would have resulted in recognition of a lease liability in the estimated amount of approximately $500.0 million and a right-of-use asset for a similar amount, which will be adjusted by reclassifications of existing lease assets and liability, on our consolidated balance sheet. We are currently in the final stages of implementing changes to our processes, controls and systems and expect to be compliant upon required adoption of the new standard. We do not believe adoption of ASU No. 2016-02 will have a material impact on our consolidated results of operations or consolidated cash flows. The amount of the right-of-use asset and the lease liability we ultimately recognize may materially differ from this preliminary estimate, including as a result of future organic growth in our business, changes in interest rates, and potential acquisitions.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

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

Fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows (in thousands):

			As of September 30,
	Classification	Pricing Category	2019	2018
Financial Assets
Interest rate caps	Other assets	Level 2	344	8,367

Financial Liabilities
None

The fair value for interest rate caps were measured using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates.

Other fair value disclosures

Carrying amounts and the related estimated fair value of our long-term debt, excluding capital lease obligations, are as follows:

		As of September 30,
		2019		2018
	Pricing Category	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes	Level 1	885,296	898,814	$950,000	$911,490
Other long-term debt	Level 2	724,000	709,830	844,500	824,068
Total debt		$1,609,296	$1,608,644	$1,794,500	$1,735,558

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

5.Accumulated Stockholders’ Deficit

Share Repurchases

In August 2017, we announced that the Board approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2021 (the “2017 Share Repurchase Program”) and terminated the 2014 Share Repurchase Program. During the fiscal years ended September 30, 2019, 2018 and 2017, we repurchased and subsequently retired approximately 3.6 million shares, 10.0 million shares and 16.1 million shares of our common stock at a cost of approximately $46.6 million, $165.9 million and $346.1 million, respectively, under the 2017 Share Repurchase Program and the 2014 Share Repurchase Program (prior to termination of the 2014 Share Repurchase Program in August 2017). We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to such repurchases, we recorded the excess in accumulated deficit. We funded these share repurchases with cash from operations and borrowings under the ABL facility, as appropriate.

Accumulated other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2017	$(80,752)	$(1,084)	$—	$(81,836)
Other comprehensive income (loss) before reclassifications, net of tax	(10,604)	2,449	—	(8,155)
Balance at September 30, 2018	(91,356)	1,365	—	(89,991)
Other comprehensive loss before reclassifications, net of tax	(22,576)	(6,167)	(869)	(29,612)
Reclassification to net earnings, net of tax	—	1,601	715	2,316
Balance at September 30, 2019	$(113,932)	$(3,201)	$(154)	$(117,287)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.

6.Weighted Average Shares

The following table sets forth the computations of basic and diluted earnings per share (in thousands):

	Fiscal Year Ended September 30,
	2019	2018	2017
Weighted average basic shares	119,636	123,190	137,533
Dilutive securities:
Stock option and stock award programs	647	642	643
Weighted average diluted shares	120,283	123,832	138,176

At September 30, 2019, 2018 and 2017, options to purchase approximately 4.7 million, 5.2 million and 4.5 million shares, respectively, of our common stock were outstanding but not included in the computation of diluted earnings per share, because these options were anti-dilutive.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

7.Share-Based Payments

Our Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan and the 2010 Omnibus Incentive Plan as amended (the "Omnibus Plans") allows us to grant performance-based awards and service-based awards to its employees up to 8.0 million shares of our common stock. Currently, we have awarded grants to employees and non-employee directors under the terms of the Omnibus Plans.

The following table presents total compensation cost for all share-based compensation arrangements, and the related income tax benefits recognized in our consolidated statement of earnings (in thousands):

	Fiscal Year Ended September 30,
	2019	2018	2017
Share-based compensation expense	$9,180	$10,519	$10,507
Income tax benefit related to share-based compensation expense	$2,357	$3,013	$3,918

The Omnibus Plan award types are as follows:

Performance awards: Performance awards vest on the satisfaction of the employee service condition and our level of achievement with respect to certain specified cumulative performance targets, including sales growth and return on invested capital, during the three-year performance period specified in each award. A grantee may earn from 0% to 200% of the original awarded amount. The fair value of our performance awards are based on our stock price on the date of grant and expensed ratably over the vesting period, generally three years. During the fiscal years ended September 30, 2019, 2018 and 2017, the fair value of our performance awards was $17.22, $17.42 and $25.53, respectively.

Stock options: Stock option awards are valued using the Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant and expense ratably over the vesting period, generally three years. Stock options have a ten year life.

Restricted Stock: Restricted stock awards (“RSA”) and restricted stock units (“RSU”) are valued using the closing market price of our common stock on the date of grant. Expense is recognized ratably over the vesting period, generally three years for RSAs and one year for RSUs. An RSA award is an award of our shares that have full voting rights and dividend rights, but are restricted with regard to sale or transfer. These restrictions lapse over the vesting period. RSUs are awarded to our independent directors who may elect, upon receipt of such award, to defer until a later date delivery of the shares of our common stock that would otherwise be issued on the vesting date. RSUs granted prior to the fiscal year 2012, are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates.

Performance-Based Awards

The following table presents a summary of the activity for our performance awards assuming 100% payout:

Performance Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2018	349	$20.88
Granted	230	17.22
Vested	(28)	22.26
Forfeited	(140)	20.63
Unvested at September 30, 2019	411	$18.83

As of September 30, 2019, the maximum compensation expense that could be potentially recognized in connection with unvested performance awards is approximately $11.6 million, which is expected to be recognized over the weighted average period of 1.9 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

Service-Based Awards

Stock Option Awards

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2018	5,405	$23.04	5.4	$3,161
Granted	948	18.14
Exercised	(152)	14.34
Forfeited or expired	(1,299)	24.09
Outstanding at September 30, 2019	4,902	$22.08	5.8	$670
Exercisable at September 30, 2019	4,054	$23.00	5.1	$670

The weighted average assumptions used in the Black-Scholes model relating to the valuation of our stock options are as follows:

	Fiscal Year Ended September 30,
	2019	2018	2017
Expected life (in years)	5.0	5.0	5.0
Expected volatility for the Company’s common stock	30.5%	27.4%	25.3%
Risk-free interest rate	3.0%	2.1%	1.3%
Dividend yield	0.0%	0.0%	0.0%

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

The weighted average fair value per share at the date of grant of the stock options awarded during the fiscal years 2019, 2018 and 2017 was $5.86, $4.84 and $6.37, respectively. The aggregate fair value of stock options that vested during the fiscal years 2019, 2018 and 2017 was $5.1 million, $7.7 million and $13.1 million, respectively.

The aggregate intrinsic value of options exercised during the fiscal years 2019, 2018 and 2017 was $0.9 million, $1.3 million and $7.7 million, respectively. The total cash received during the fiscal years 2019, 2018 and 2017 from these option exercises was $2.2 million, $1.4 million and $17.3 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $0.2 million, $0.3 million and $2.9 million, respectively.

At September 30, 2019, approximately $4.4 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 1.7 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

RSAs

The following table presents a summary of the activity for our RSAs:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2018	219	$16.98
Granted	287	18.14
Vested	(169)	17.77
Forfeited	(75)	17.84
Unvested at September 30, 2019	262	$17.53

At September 30, 2019, approximately $4.0 million of total unrecognized compensation costs related to unvested RSAs are expected to be recognized over the weighted average period of 1.7 years.

RSUs

The following table presents a summary of the activity for our RSUs:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2018	—	$—
Granted	88	18.14
Vested	(80)	18.14
Forfeited	(8)	18.14
Unvested at September 30, 2019	—	$—

At September 30, 2019, all RSUs previously awarded have vested and there are no unrecognized compensation costs in connection therewith.

8.Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the fiscal years 2019 and 2018 are as follows (in thousands):

	SBS	BSG	Total
Balance at September 30, 2017	$82,670	$455,121	$537,791
Acquisitions	329	716	1,045
Foreign currency translation	(1,782)	(1,129)	(2,911)
Balance at September 30, 2018	$81,217	$454,708	$535,925
Acquisitions	284	—	284
Foreign currency translation	(4,596)	(827)	(5,423)
Balance at September 30, 2019	$76,905	$453,881	$530,786

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

The following table reflects our other intangible assets, excluding goodwill, on our consolidated balance sheets. Once an intangible becomes fully amortized, the original cost and accumulated amortization is removed in the subsequent period. In the table below, prior year amounts for definite-lived intangible assets have been conformed to the current year’s presentation. As of September 30, 2019 and 2018, we had the following (in thousands):

	September 30, 2019			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived Intangible assets:
Customer relationships	$43,752	$(33,192)	$10,560	$58,133	$(41,055)	$17,078
Distribution rights	33,364	(27,477)	5,887	40,280	(32,080)	8,200
Other intangible assets	6,457	(3,946)	2,511	8,956	(5,779)	3,177
Total definite-lived intangible assets	83,573	(64,615)	18,958	107,369	(78,914)	28,455
Indefinite-lived Intangible assets:
Trade names	43,093	—	43,093	44,243	—	44,243
Total intangible assets, excluding goodwill, net	$126,666	$(64,615)	$62,051	$151,612	$(78,914)	$72,698

Our definite-lived intangible assets are amortized on a straight-line basis over the period that we expected an economic benefit, typically over periods of three to ten years. For the fiscal years ended September 30, 2019, 2018 and 2017, amortization expense related to intangible assets totaled $11.3 million, $11.7 million and $13.1 million, respectively.

As of September 30, 2019, the expected future amortization expense related to definite-lived intangible assets is as follows (in thousands):

Fiscal Year:
2020	$8,669
2021	5,028
2022	2,569
2023	1,472
2024	555
Thereafter	665
$18,958

9.Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2019	2018
Compensation and benefits	$63,005	$61,182
Deferred revenue	18,165	18,450
Interest payable	17,951	23,008
Rental obligations	11,670	12,129
Insurance reserves	4,567	4,816
Property and other taxes	3,869	4,607
Loss contingency obligation	—	14,294
Operating accruals and other	49,827	41,801
Total accrued liabilities	$169,054	$180,287

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

10.Commitments and Contingencies

Commitments

Leases

Our leases relate primarily to retail stores and warehousing properties. At September 30, 2019, future minimum payments, excluding amounts related taxes, insurance, maintenance and special assessments, under non-cancelable operating leases are as follows (in thousands):

Fiscal Year:
2020	$174,578
2021	136,900
2022	95,918
2023	61,944
2024	33,803
Thereafter	40,545
$543,688

Certain of our leases include payments of contingent rent based on a percentage of sales, renewal options and escalation clauses. Contingent rentals were not material for any fiscal years presented. Aggregate rental expense for all operating leases amounted to $250.4 million, $249.8 million and $242.0 million for the fiscal years 2019, 2018 and 2017, respectively.

Letters of Credit

We had $18.0 million and $18.7 million of outstanding letters of credit as of September 30, 2019 and 2018, respectively.

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

During the fiscal year 2017, we entered into agreement pursuant to which all existing claims and assessments by certain payment card networks were settled. We received an assessment from another payment card network during fiscal year 2018 in connection with the data security incidents and recognized $7.9 million of expenses. The assessment was based on the network’s claims against our acquiring banks for costs that it asserts its issuing banks incurred in connection with the data security incidents, including incremental counterfeit fraud losses and non-ordinary course operating expenses, such as card reissuance costs. As of September 30, 2018, we had a $14.3 million loss contingency liability related to the data security incidents. During the fiscal year 2019, we paid the full amount of the assessment, and, we believe that, we have no remaining liability related to the data security incidents.

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, the data security incidents and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. We have no significant liabilities for loss contingencies at September 30, 2019 and 2018, except as disclosed above.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

11.Debt

Short-term Debt

In July 2017, we entered into an amended and restated $500 million, five-year asset-based senior secured loan facility (the "ABL facility") with a syndicate of banks, which matures on July 6, 2022. The interest rate on the ABL facility is variable and determined at our option as (i) prime plus 0.25% or 0.50% or (ii) London Interbank Offered Rate plus 1.25% or 1.50%. In addition, the terms of the ABL facility contain a commitment fee of 0.20% on the unused portion of the facility. Borrowings under the ABL facility are secured by the accounts, inventory and credit card receivables (and related general intangibles and other property) of our domestic subsidiaries.

At September 30, 2019 and 2018, we did not have any outstanding borrowing under the ABL facility. At September 30, 2019, we had $482.0 million available for borrowing under the ABL facility.

Long-term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,
	2019	2018	Interest Rates
Term loan B:
Variable-rate tranche	424,000	544,500	LIBOR plus 2.25%
Fixed-rate tranche	300,000	300,000	4.500%
Senior notes due Nov. 2023	197,419	200,000	5.500%
Senior notes due Dec. 2025	687,877	750,000	5.625%
Total	$1,609,296	$1,794,500
Plus: capital lease obligations	832	883
Less: unamortized debt issuance costs and discount, net	15,585	21,074
Total debt	$1,594,543	$1,774,309
Less: current maturities	1	5,501
Total long-term debt	$1,594,542	$1,768,808

Maturities of our debt, excluding capital leases, are as follows at September 30, 2019 (in thousands):

Fiscal Year:
2020-2023	$—
2024	921,419
Thereafter	687,877
Total	$1,609,296

Term Loan B

In July 2017, we entered into a seven-year term loan pursuant to which we borrowed $850 million (the “term loan B”). Borrowings under the term loan B are secured by a first-priority lien in and upon substantially all of the assets of the Company and its domestic subsidiaries other than the accounts, inventory (and the proceeds thereof) and other assets that secure the ABL facility on a first priority basis. In addition, the variable-rate tranche contains provisions requiring quarterly repayments of principal in an amount equal to 0.25% of the original amount for the variable-rate tranche. The term loan B matures on July 5, 2024. Interest is payable monthly on the variable-rate tranche and quarterly on the fixed rate tranche.

During the fiscal year ended September 30, 2019, we paid down $115.0 million aggregate principal amount of our term loan B, in addition to the previously required quarterly payments. In connection with debt repayment, we recognized a $1.4 million loss on the extinguishment of debt from the write-off of unamortized deferred financing costs.

In March 2018, the Borrowers entered into an Amendment No. 1 with respect to our term loan B pursuant to which the interest rate spread on the variable-rate tranche was reduced by 25 basis points to LIBOR plus 2.25%.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

Senior Notes

The senior notes due 2023 and the senior notes due 2025, which we refer to collectively as “the senior notes due 2023 and 2025,” are unsecured obligations that are jointly and severally guaranteed by Sally Beauty Holdings, Inc. and Sally Investment, and by each material domestic subsidiary. Interest on the senior notes due 2023 and 2025 is payable semi-annually, during our first and third fiscal quarters. Please see Note 17 for certain condensed financial statement data pertaining to Sally Beauty Holdings, Inc., the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

During the fiscal year ended September 30, 2019, we repurchased $62.2 million of our senior notes due 2025 at a weighted-average price of 98.1% and $2.6 million of our senior notes due 2023 at par. As a result, we recognized a $0.5 million gain on the extinguishment of debt, including a gain of approximately $1.2 million from the discount paid under the face value of the accepted 2025 Notes and the write-off of $0.7 million in unamortized deferred financing costs.

Covenants

The agreements governing our ABL facility, term loan B and the senior notes due 2023 and 2025 contain a customary covenant package that places restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2019, we are in compliance with all debt covenants and all the net assets of our consolidated subsidiaries were unrestricted from transfer.

12.Derivative Instruments

As of September 30, 2019, we did not purchase or hold any derivative instruments for trading or speculative purposes. See note 4 for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

During the fiscal year ended September 30, 2019, we entered into foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries over fiscal year 2019. As of September 30, 2019, all of our foreign currency forward derivatives instruments had settled. We record, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL and recognize realized gain or loss into cost of goods sold based on inventory turns. As of September 30, 2019 exchange rates, we expect to reclassify approximately $0.3 million into cost of goods sold over the next 12 months.

During the fiscal year ended September 30, 2019, we reclassified $0.7 million of net losses into cost of goods sold.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”). The interest rate caps are made up of individual caplets that expire monthly through June 30, 2023 and are designated as cash flow hedges.

During the fiscal year ended September 30, 2019, we dedesignated one interest rate cap and terminated $115.0 million in notional amount, concurrent with the repayment of $115.0 million of the term loan B variable tranche. Subsequently, we redesignated the remaining notional amounts of the interest rate cap. Once we determined the hedged transaction related to $115.0 million of the term loan B variable tranche principal was probable not to occur, we reclassified a loss of $1.2 million from AOCL into interest expense. Furthermore, changes in fair value of the remaining hedged interest rate caps are recorded quarterly, net of income tax, and are included in AOCL. Over the next 12 months, we expect to reclassify approximately $0.6 million into interest expense, which represents the original value of the expiring caplets.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

During the fiscal year ended September 30, 2019, we reclassified $1.6 million, which includes the $1.2 million loss, out of AOCI into interest expense.

Non-Designated Cash Flow Hedges

During the fiscal years ended September 30, 2018 and 2017, we used foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries. We did not have any material non-designated foreign currency forwards during fiscal year 2019. During the fiscal years ended September 30, 2018 and 2017, we recognized a gain of $1.6 million and a loss of $2.8 million, respectively, into selling, general and administrative expenses.

13. 401(k) and Profit Sharing Plan

We offer 401(k) Plans to our U.S. and Puerto Rico employees who meet certain eligibility requirements. The U.S. 401(k) Plan allows employees to contribute immediately upon hire, while the Puerto Rico 401(k) Plan allows employees to contribute after one year of employment. Under the terms of each 401(k) Plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by each 401(k) Plan and by statutory limitations. We currently match a portion of employee contributions, as defined by each 401(k) Plan. We recognized expense of $6.2 million, $6.5 million and $7.1 million in the fiscal years ended September 30, 2019, 2018 and 2017, respectively, related to such matching contributions and these amounts are included in selling, general and administrative expenses in our consolidated statements of earnings.

In addition, pursuant to the 401(k) Plans, we may elect to make voluntary profit sharing contributions to the accounts of eligible employees as determined by the Compensation Committee of the Board. During the fiscal years ended September 30, 2019, 2018 and 2017, we did not make a profit sharing contribution to the 401(k) Plans.

14.Income Taxes

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

Also in December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided guidance allowing registrants to record provisional amounts, during a specified measurement period, when the necessary information is not available, prepared or analyzed in reasonable detail to account for the impact of U.S. Tax Reform. We have completed our analysis on our provisional calculations within the measurement period provided by SAB 118. As a result, we identified certain immaterial adjustments to our provisional calculations, including a benefit of $3 million related to the transition tax on unremitted earnings of our foreign operations.

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

Beginning with our first quarter of fiscal year 2019, we are subject to taxation on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. We have made the policy election to record this tax as a period cost at the time it is incurred. The impact from GILTI was immaterial for fiscal year 2019.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

The provision for income taxes for the fiscal years 2019, 2018 and 2017 consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2019	2018	2017
Current:
Federal	$59,855	$68,608	$97,332
Foreign	10,132	11,039	10,394
State	15,339	11,344	8,700
Total current portion	85,326	90,991	116,426
Deferred:
Federal	4,905	(26,001)	14,559
Foreign	(1,498)	1,868	(2,314)
State	1,808	3,522	1,951
Total deferred portion	5,215	(20,611)	14,196
Total provision for income taxes	$90,541	$70,380	$130,622

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Fiscal Year Ended September 30,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	24.5%	35.0%
State income taxes, net of federal tax benefit	3.4	3.2	2.2
Effect of foreign operations	—	0.6	0.3
Deferred tax revaluation, including adoption of income tax method changes	—	(11.5)	—
Deemed repatriation tax	(0.3)	3.6	—
Other, net	0.9	1.0	0.3
Effective tax rate	25.0%	21.4%	37.8%

The tax effects of temporary differences that give rise to our deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2019	2018
Deferred tax assets attributable to:
Foreign loss carryforwards	$27,097	$28,612
Accrued liabilities	12,248	15,676
Share-based compensation expense	9,494	10,762
U.S. foreign tax credits	8,807	8,807
Unrecognized tax benefits	320	322
Inventory adjustments	1,242	—
Other	651	442
Total deferred tax assets	59,859	64,621
Valuation allowance	(38,287)	(40,906)
Total deferred tax assets, net	21,572	23,715
Deferred tax liabilities attributable to:
Depreciation and amortization	94,920	92,531
Inventory adjustments	—	673
Total deferred tax liabilities	94,920	93,204
Net deferred tax liability	$73,348	$69,489

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

We believe that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. We have recorded a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carry-forwards.

Domestic earnings before provision for income taxes were $328.3 million, $300.4 million and $332.5 million in the fiscal years 2019, 2018 and 2017, respectively. Foreign operations had earnings before provision for income taxes of $33.9 million, $28.0 million and $13.2 million in the fiscal years 2019, 2018 and 2017, respectively.

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

As of September 30, 2019, no deferred taxes have been provided on the accumulated undistributed earnings of our foreign operations beyond the amounts recorded for deemed repatriation of such earnings, as required by U.S. Tax Reform. An actual repatriation of earnings from our foreign operations could still be subject to additional foreign withholding taxes and U.S. state taxes. Based upon evaluation of our foreign operations, undistributed earnings are intended to remain permanently reinvested to finance anticipated future growth and expansion, and accordingly, deferred taxes have not been provided. If undistributed earnings of our foreign operations were not considered permanently reinvested as of September 30, 2019, an immaterial amount of additional deferred taxes would have been provided.

At September 30, 2019 and 2018, we had total operating loss carry-forwards of $97.3 million and $103.0 million, respectively, of which $79.0 million and $88.6 million, respectively, are subject to a valuation allowance. At September 30, 2019, operating loss carry-forwards of $7.7 million expire between 2020 and 2031 and operating loss carry-forwards of $89.5 million have no expiration date. At September 30, 2019 and 2018, we had tax credit carry-forwards of $11.2 million and $11.6 million, respectively, This includes a U.S. foreign tax credit carry-forward of $8.8 million as a result of the deemed repatriation tax under U.S. Tax Reform. This credit expires in 2028.  We do not believe the realization of the U.S. foreign tax credit is more likely than not, so a valuation allowance has been recorded against its full value. Of the remaining tax credit carry-forwards, at September 30, 2019, $1.1 million expire between 2025 and 2028, and $1.3 million have no expiration date. Total tax credit carry-forwards of $10.1 million and $10.2 million are subject to a valuation allowance at September 30, 2019 and 2018, respectively.

The changes in the amount of unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended September 30,
	2019	2018
Balance at beginning of the fiscal year	$1,368	$1,467
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	(4)	(3)
Increases related to current year tax positions	954	309
Lapse of statute	(318)	(405)
Balance at end of fiscal year	$2,000	$1,368

If recognized, these positions would affect our effective tax rate.

We recognize interest and penalties, accrued in connection with unrecognized tax benefits, in provision for income taxes. Accrued interest and penalties, in the aggregate, were $0.2 million at September 30, 2019 and 2018.

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

Fiscal Years ended September 30, 2019, 2018 and 2017

However, we do not expect the change, if any, to have a material effect on our consolidated financial condition or results of operations within the next 12 months.

Our consolidated federal income tax return for the fiscal year ended September 30, 2018 is currently under IRS examination. Our statute remains open for the fiscal year ended September 30, 2015 forward. Our U.S. state and foreign income tax returns are impacted by various statutes of limitations, which are generally open from 2014 forward.

15.Acquisitions

In the fiscal year ended September 30, 2018, we acquired certain assets and business operations of H. Chalut, Ltee. (“Chalut”), a distributor of beauty products with 21 stores operating in the province of Quebec, Canada, for approximately $8.8 million. This acquisition was accounted for using the acquisition method of accounting for business combinations and funded by cash from operations and borrowing under the ABL facility. The results of operations of Chalut are included in our BSG reportable segment subsequent to the acquisition date. We recorded intangible assets subject to amortization of $4.7 million and goodwill of $0.7 million, which is expected to be deductible for tax purposes, in connection with this acquisition. The goodwill in connection with the acquisition was assigned to our BSG reportable segment. The acquisition of Chalut was not material to the results of operations.

For the fiscal years ended September 30, 2019 and 2017, we did not acquire any substantial businesses.

16.Segments and Disaggregated Revenue

Our segments are defined on how our chief operating decision maker, which we consider the Chief Executive Officer and Chief Financial Officer together, regularly reviews performance and allocates resources to our operating segments, which relies on internal management reporting. We then aggregate operating segments based on the nature of the customer base and method used to distribute products into reportable segments.

Our business is organized into two reportable segments: (i) SBS, a domestic and international chain of retail stores and a consumer-facing e-commerce website that offers professional beauty supplies to both salon professionals and retail customers primarily in North America, Puerto Rico, and parts of Europe and South America and (ii) BSG, including its franchise-based business Armstrong McCall, a full service distributor of beauty products and supplies that offers professional beauty products directly to salons and salon professionals through its professional-only stores, e-commerce platforms and its own sales force in partially exclusive geographical territories in the U.S. and Canada.

The accounting policies of both of our reportable segments are the same as described in the summary of significant accounting policies contained in Note 2. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2019, 2018 and 2017.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

Business Segments Information

Segment data for the fiscal years 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Net sales (for the fiscal year indicated):
SBS	$2,293,094	$2,333,838	$2,345,116
BSG	1,583,317	1,598,727	1,593,201
Total	$3,876,411	$3,932,565	$3,938,317
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$366,412	$362,853	$385,407
BSG	239,572	240,225	254,691
Segment operating earnings	605,984	603,078	640,098
Unallocated expenses	(148,193)	(142,874)	(138,822)
Restructuring	682	(33,615)	(22,679)
Consolidated operating earnings	458,473	426,589	478,597
Interest expense	(96,309)	(98,162)	(132,899)
Earnings before provision for income taxes	$362,164	$328,427	$345,698
Depreciation and amortization:
SBS	$65,561	$64,017	$63,427
BSG	28,568	29,733	31,755
Corporate	13,529	15,079	17,141
Total	$107,658	$108,829	$112,323
Payments for property and equipment:
SBS	$69,802	$46,289	$52,178
BSG	18,997	16,598	19,335
Corporate	18,956	23,620	18,153
Total	$107,755	$86,507	$89,666
Total assets (as of September 30):
SBS	$973,304	$995,546	$1,025,545
BSG	1,012,336	993,122	964,984
Sub-total	1,985,640	1,988,668	1,990,529
Corporate	112,806	108,746	108,478
Total	$2,098,446	$2,097,414	$2,099,007

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. In the fiscal years 2019, 2018, and 2017, no single customer accounted for 10% or more of revenue.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

Geographic Area Information

Certain geographic data is as follows (in thousands):

	2019	2018	2017
Net sales (for the fiscal year indicated):
United States	$3,169,821	$3,188,993	$3,248,662
Other countries	706,590	743,572	689,655
Total	$3,876,411	$3,932,565	$3,938,317
Long-lived assets (as of September 30):
United States	$259,815	$234,475	$230,698
United Kingdom	24,476	29,493	32,771
Other countries	35,337	44,389	50,248
Total	$319,628	$308,357	$313,717

Disaggregated Revenues

The following tables disaggregate our segment revenues by merchandise category:
	Fiscal Year Ended September 30,
SBS	2019	2018	2017
Hair color	29.4%	26.9%	26.0%
Hair care	20.4%	20.9%	21.1%
Skin and nail care	14.8%	15.7%	15.7%
Styling tools	13.5%	13.9%	14.1%
Multicultural products	7.1%	7.5%	7.9%
Salon supplies and accessories	6.6%	7.1%	7.3%
Other beauty items	8.2%	8.0%	7.9%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended September 30,
BSG	2019	2018	2017
Hair color	39.5%	38.4%	37.0%
Hair care	35.1%	33.7%	34.4%
Skin and nail care	8.1%	8.7%	9.0%
Styling tools	3.4%	3.9%	4.2%
Other beauty items	6.3%	6.7%	6.9%
Promotional items	7.6%	8.6%	8.5%
Total	100.0%	100.0%	100.0%

The following table disaggregates our segment revenue by sales channels:

	SBS			BSG
	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2019	2018	2017	2019	2018	2017
Company-operated stores	96.9%	97.5%	98.1%	69.4%	68.7%	68.4%
E-commerce	2.8%	2.2%	1.6%	4.8%	3.7%	3.3%
Franchise stores	0.3%	0.3%	0.3%	7.6%	7.7%	7.7%
Distributor sales consultants	—	—	—	18.2%	19.9%	20.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

17.Separate Financial Information of Guarantor Subsidiaries

Certain 100% wholly owned domestic subsidiaries (“guarantor subsidiaries”), as defined in our credit agreements, of Sally Beauty serve as guarantors to the ABL facility, term loan B and senior notes due 2023 and 2025. The guarantees related to these debt instruments are full and unconditional, joint and several and have certain restrictions on the ability to pay restricted payments to Sally Beauty Holdings, Inc. (“parent”). Certain other subsidiaries, including our foreign subsidiaries, do not serve as guarantors (“non-guarantor subsidiaries”).

The following condensed consolidating financial information represents financial information for (i) parent, (ii) Sally Holdings and Sally Capital Inc., (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries, (v) elimination entries necessary for consolidation purposes, and (vi) Sally Beauty on a consolidated basis.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

Condensed Consolidating Balance Sheet

September 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$41,009	$30,476	$—	$71,495
Trade and other accounts receivable, net	—	—	65,746	38,793	—	104,539
Due from affiliates	—	—	2,878,072	—	(2,878,072)	—
Inventory	—	—	722,830	230,077	—	952,907
Other current assets	1,436	132	22,480	10,564	—	34,612
Property and equipment, net	6	—	258,132	61,490	—	319,628
Investment in subsidiaries	1,621,843	4,374,334	385,629	—	(6,381,806)	—
Goodwill and other intangible assets, net	—	—	452,645	140,192	—	592,837
Other assets	1,446	3,499	(581)	18,064	—	22,428
Total assets	$1,624,731	$4,377,975	$4,825,962	$529,656	$(9,259,878)	$2,098,446
Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$48	$—	$235,940	$42,700	$—	$278,688
Due to affiliates	1,672,322	1,142,324	—	63,426	(2,878,072)	—
Accrued liabilities	188	17,937	121,375	29,554	—	169,054
Income taxes payable	6,055	2,161	1	119	—	8,336
Long-term debt	—	1,593,710	1	832	—	1,594,543
Other liabilities	6,441	—	17,639	3,677	—	27,757
Deferred income tax liabilities, net	—	—	76,672	3,719	—	80,391
Total liabilities	1,685,054	2,756,132	451,628	144,027	(2,878,072)	2,158,769
Total stockholders’ (deficit) equity	(60,323)	1,621,843	4,374,334	385,629	(6,381,806)	(60,323)
Total liabilities and stockholders’ (deficit) equity	$1,624,731	$4,377,975	$4,825,962	$529,656	$(9,259,878)	$2,098,446

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

Condensed Consolidating Statement of Earnings and Comprehensive Income

Fiscal Year Ended September 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$3,131,360	$745,051	$—	$3,876,411
Related party sales	—	—	2,201	—	(2,201)	—
Cost of goods sold	—	—	1,568,663	399,407	(2,201)	1,965,869
Gross profit	—	—	1,564,898	345,644	—	1,910,542
Selling, general and administrative expenses	11,331	607	1,135,926	304,887	—	1,452,751
Restructuring	—	—	(682)	—	—	(682)
Operating earnings (loss)	(11,331)	(607)	429,654	40,757	—	458,473
Interest expense (income)	—	96,464	5	(160)	—	96,309
Earnings (loss) before provision for income taxes	(11,331)	(97,071)	429,649	40,917	—	362,164
Provision (benefit) for income taxes	(2,742)	(24,888)	109,230	8,941	—	90,541
Equity in earnings of subsidiaries, net of tax	280,212	352,395	31,976	—	(664,583)	—
Net earnings	271,623	280,212	352,395	31,976	(664,583)	271,623
Other comprehensive loss, net of tax	—	(4,566)	—	(22,730)	—	(27,296)
Total comprehensive income (loss)	$271,623	$275,646	$352,395	$9,246	$(664,583)	$244,327

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

Condensed Consolidating Statement of Earnings and Comprehensive Income

Fiscal Year Ended September 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$3,152,120	$780,445	$—	$3,932,565
Related party sales	—	—	2,294	—	(2,294)	—
Cost of goods sold	—	—	1,581,385	409,061	(2,294)	1,988,152
Gross profit	—	—	1,573,029	371,384	—	1,944,413
Selling, general and administrative expenses	10,957	1,538	1,136,312	335,402	—	1,484,209
Restructuring	—	—	33,615	—	—	33,615
Operating earnings (loss)	(10,957)	(1,538)	403,102	35,982	—	426,589
Interest expense (income)	—	98,332	(3)	(167)	—	98,162
Earnings (loss) before provision for income taxes	(10,957)	(99,870)	403,105	36,149	—	328,427
Provision (benefit) for income taxes	(2,734)	(28,787)	73,747	28,154	—	70,380
Equity in earnings of subsidiaries, net of tax	266,270	337,353	7,995	—	(611,618)	—
Net earnings	258,047	266,270	337,353	7,995	(611,618)	258,047
Other comprehensive income (loss), net of tax	—	2,449	—	(10,604)	—	(8,155)
Total comprehensive income (loss)	$258,047	$268,719	$337,353	$(2,609)	$(611,618)	$249,892

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

Condensed Consolidating Statement of Earnings and Comprehensive Income

Fiscal Year Ended September 30, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$3,209,039	$729,278	$—	$3,938,317
Related party sales	—	—	2,501	—	(2,501)	—
Cost of goods sold	—	—	1,590,184	385,739	(2,501)	1,973,422
Gross profit	—	—	1,621,356	343,539	—	1,964,895
Selling, general and administrative expenses	10,939	526	1,130,615	321,539	—	1,463,619
Restructuring	—	—	22,679	—	—	22,679
Operating earnings (loss)	(10,939)	(526)	468,062	22,000	—	478,597
Interest expense	—	132,696	6	197	—	132,899
Earnings (loss) before provision for income taxes	(10,939)	(133,222)	468,056	21,803	—	345,698
Provision (benefit) for income taxes	(4,246)	(51,726)	177,383	9,211	—	130,622
Equity in earnings of subsidiaries, net of tax	221,769	303,265	12,592	—	(537,626)	—
Net earnings	215,076	221,769	303,265	12,592	(537,626)	215,076
Other comprehensive income (loss), net of tax	—	(1,084)	—	19,299	—	18,215
Total comprehensive income	$215,076	$220,685	$303,265	$31,891	$(537,626)	$233,291

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$2,364	$(70,150)	$373,313	$14,888	$—	$320,415
Cash Flows from Investing Activities:
Payments for property and equipment, net	(1)	—	(79,379)	(13,063)	—	(92,443)
Acquisitions, net of cash acquired	—	—	(2,584)	(840)	—	(3,424)
Due from affiliates	—	—	(279,391)	—	279,391	—
Net cash used by investing activities	(1)	—	(361,354)	(13,903)	279,391	(95,867)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	593,500	4	—	—	593,504
Repayments of long-term debt	—	(777,533)	(4)	(1)	—	(777,538)
Payments for common stock repurchased	(47,434)	—	—	—	—	(47,434)
Proceeds from exercises of stock options	2,160	—	—	—	—	2,160
Due to affiliates	42,911	254,183	—	(17,703)	(279,391)	—
Net cash provided (used) by financing activities	(2,363)	70,150	—	(17,704)	(279,391)	(229,308)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1,040)	—	(1,040)
Net increase (decrease) in cash and cash equivalents	—	—	11,959	(17,759)	—	(5,800)
Cash and cash equivalents, beginning of period	—	10	29,050	48,235	—	77,295
Cash and cash equivalents, end of period	$—	$10	$41,009	$30,476	$—	$71,495

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$23,424	$(62,948)	$384,958	$27,227	$—	$372,661
Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(68,689)	(17,449)	—	(86,138)
Acquisitions, net of cash acquired	—	—	—	(9,175)	—	(9,175)
Due from affiliates	—	—	(309,310)	—	309,310	—
Net cash used by investing activities	—	—	(377,999)	(26,624)	309,310	(95,313)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	461,814	5	—	—	461,819
Repayments of long-term debt	—	(558,000)	(4)	(595)	—	(558,599)
Debt issuance cost	—	(1,151)	—	—	—	(1,151)
Payments for common stock repurchased	(166,701)	—	—	—	—	(166,701)
Proceeds from exercises of stock options	1,350	—	—	—	—	1,350
Due to affiliates	141,927	160,285	—	7,098	(309,310)	—
Net cash provided (used) by financing activities	(23,424)	62,948	1	6,503	(309,310)	(263,282)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(530)	—	(530)
Net increase in cash and cash equivalents	—	—	6,960	6,576	—	13,536
Cash and cash equivalents, beginning of period	—	10	22,090	41,659	—	63,759
Cash and cash equivalents, end of period	$—	$10	$29,050	$48,235	$—	$77,295

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2017

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$4,095	$(72,779)	$386,604	$25,366	$—	$343,286
Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(64,000)	(25,625)	—	(89,625)
Due from affiliates	—	—	(322,866)	—	322,866	—
Net cash used by investing activities	—	—	(386,866)	(25,625)	322,866	(89,625)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,277,250	—	—	—	1,277,250
Repayments of long-term debt	—	(1,215,940)	(16)	(687)	—	(1,216,643)
Debt issuance costs	—	(8,376)	—	—	—	(8,376)
Payments for common stock repurchased	(346,873)	—	—	—	—	(346,873)
Proceeds from exercises of stock options	17,339	—	—	—	—	17,339
Due to affiliates	325,439	(8,517)	—	5,944	(322,866)	—
Net cash provided (used) by financing activities	(4,095)	44,417	(16)	5,257	(322,866)	(277,303)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	779	—	779
Net increase (decrease) in cash and cash equivalents	—	(28,362)	(278)	5,777	—	(22,863)
Cash and cash equivalents, beginning of period	—	28,372	22,368	35,882	—	86,622
Cash and cash equivalents, end of period	$—	$10	$22,090	$41,659	$—	$63,759

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

18.Restructuring

Restructuring expense and gains for the fiscal years ended September 30, 2019, 2018 and 2017, are as follows (in thousands):

	2019	2018	2017
Supply Chain Modernization	$(4,662)	$—	$—
2018 Restructuring Plan	3,980	33,615	—
2017 Restructuring Plan	—	—	22,679
Total expense (gain)	$(682)	$33,615	$22,679

Supply Chain Modernization

In February 2019, we announced that we were assessing our supply chain in an effort to minimize out-of-stocks, optimize inventory levels, reduce costs and explore new replenishment and fulfillment options. As part of our supply chain modernization plans, we sold our secondary headquarters and fulfillment center in Denton, Texas, and our Marinette, Wisconsin, fulfillment facility, anticipate closing other select distribution centers and upgrading our e-commerce capabilities. Additionally, we will be opening a new automated and concentrated distribution center which will service SBS stores and e-commerce sales, as well as BSG stores, full service sales and e-commerce sales in fiscal year 2020.

The liability related to the supply chain modernization, which is included in accrued liabilities on our consolidated balance sheets, is as follows (in thousands):

Supply Chain Modernization	Liability at September 30, 2018	Expenses	Cash Payments	Adjustments	Liability at September 30, 2019
Workforce reductions	$—	$2,502	$1,848	$—	$654
Facility closures	—	1,021	817	—	204
Other	—	224	224	—	—
Total	$—	$3,747	$2,889	$—	$858

Expenses incurred during the fiscal year ended September 30, 2019, represent costs incurred by SBS of $1.5 million, BSG of $1.5 million and corporate of $0.7 million. The above table does not include an $8.4 million gain from selling our secondary headquarters and fulfillment center in Denton, Texas, and our fulfillment center in Marinette, Wisconsin.

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

The liability related to the 2018 Restructuring Plan, which is included in accrued liabilities on our consolidated balance sheets, is as follows (in thousands):

2018 Restructuring Plan	Liability at September 30, 2018	Expenses	Cash Payments	Adjustments	Liability at September 30, 2019
Workforce reductions	$3,444	$643	$4,087	$—	$—
Consulting	3,087	2,502	5,589	—	—
Other	2,266	835	3,031	—	70
Total	$8,797	$3,980	$12,707	$—	$70

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2019, 2018 and 2017

Expenses incurred during the fiscal year ended September 30, 2019, represent costs incurred by SBS of $1.1 million and corporate of $2.8 million.

2017 Restructuring Plan

In January 2017, the Board approved a restructuring plan (the “2017 Restructuring Plan”) for our businesses that included the closure of four administrative offices in the U.S. and Canada, reductions in both salaried and hourly workforce and certain other cost reduction activities. In addition, we expanded the 2017 Restructuring Plan to encompass some other underperforming international operations. There was no material liability for the 2017 Restructuring Plan as of September 30, 2019.

19.Quarterly Financial Data (Unaudited)

Certain unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2019 and 2018 is summarized below (in thousands, except per share data):

	1st	2nd	3rd	4th
Fiscal Year	Quarter	Quarter	Quarter	Quarter
2019:
Net sales	$989,453	$945,852	$975,169	$965,937
Gross profit	$480,705	$468,324	$482,222	$479,291
Net earnings	$65,727	$65,725	$71,164	$69,007
Earnings per share(a)
Basic	$0.55	$0.55	$0.59	$0.58
Diluted	$0.54	$0.54	$0.59	$0.58

2018:
Net sales	$994,964	$975,321	$996,283	$965,997
Gross profit	$486,629	$486,322	$493,370	$478,092
Net earnings	$83,264	$61,371	$58,226	$55,186
Earnings per share(a)
Basic	$0.65	$0.49	$0.48	$0.46
Diluted	$0.65	$0.49	$0.48	$0.46

(a)	The sum of the quarterly earnings per share may not equal the full year amount due to rounding of the calculated amounts.