Form 10-Q
period 2019-12-31
Sally Beauty Holdings, Inc.
filed 2020-02-06
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2019

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

As of January 31, 2020, there were 116,786,229 shares of the issuer’s common stock outstanding.

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

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following condensed consolidated balance sheets as of December 31, 2019 and September 30, 2019, the condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income, condensed consolidated statements of cash flows and the condensed statements of stockholders’ equity (deficit) for the three months ended December 31, 2019 and 2018 are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	December 31, 2019	September 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,262	$71,495
Trade accounts receivable, net	41,142	43,136
Accounts receivable, other	53,515	61,403
Inventory	991,839	952,907
Other current assets	35,283	34,612
Total current assets	1,189,041	1,163,553
Property and equipment, net of accumulated depreciation of $680,928 at December 31, 2019 and $659,285 at September 30, 2019	315,925	319,628
Operating lease assets	553,464	—
Goodwill	534,116	530,786
Intangible assets, excluding goodwill, net of accumulated amortization of $57,641 at December 31, 2019 and $64,615 at September 30, 2019	62,153	62,051
Other assets	20,360	22,428
Total assets	$2,675,059	$2,098,446
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$855	$1
Accounts payable	272,082	278,688
Accrued liabilities	142,848	169,054
Current operating lease liabilities	160,193	—
Income taxes payable	18,627	8,336
Total current liabilities	594,605	456,079
Long-term debt	1,578,436	1,594,542
Long-term operating lease liabilities	400,490	—
Other liabilities	18,368	27,757
Deferred income tax liabilities, net	80,961	80,391
Total liabilities	2,672,860	2,158,769
Stockholders’ equity (deficit):
Common stock, $0.01 par value. Authorized 500,000 shares; 116,757 and 116,986 shares issued and 116,165 and 116,725 shares outstanding at December 31, 2019 and September 30, 2019, respectively	1,162	1,167
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated earnings	103,454	55,797
Accumulated other comprehensive loss, net of tax	(102,417)	(117,287)
Total stockholders’ equity (deficit)	2,199	(60,323)
Total liabilities and stockholders’ equity (deficit)	$2,675,059	$2,098,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2019	2018
Net sales	$980,208	$989,453
Cost of goods sold	505,360	508,748
Gross profit	474,848	480,705
Selling, general and administrative expenses	377,930	366,987
Restructuring	2,531	3,980
Operating earnings	94,387	109,738
Interest expense	21,541	24,489
Earnings before provision for income taxes	72,846	85,249
Provision for income taxes	19,631	19,522
Net earnings	$53,215	$65,727
Earnings per share:
Basic	$0.46	$0.55
Diluted	$0.45	$0.54
Weighted-average shares:
Basic	116,125	119,989
Diluted	117,154	120,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2019	2018
Net earnings	$53,215	$65,727
Other comprehensive income (loss):
Foreign currency translation adjustments	14,961	(13,463)
Interest rate caps, net of tax	109	(2,830)
Foreign exchange contracts, net of tax	(200)	(412)
Other comprehensive income (loss), net of tax	14,870	(16,705)
Total comprehensive income	$68,085	$49,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net earnings	$53,215	$65,727
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,076	26,506
Share-based compensation expense	3,473	3,354
Amortization of deferred financing costs	887	990
Gain on early extinguishment of debt	(223)	—
Deferred income taxes	555	4,597
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	2,457	4,203
Accounts receivable, other	8,793	(6,379)
Inventory	(30,138)	(45,924)
Other current assets	(482)	1,745
Other assets	(2,480)	(187)
Accounts payable and accrued liabilities	(11,930)	(13,855)
Income taxes payable	10,352	12,406
Other liabilities	770	(2,927)
Net cash provided by operating activities	62,325	50,256
Cash Flows from Investing Activities:
Payments for property and equipment, net	(40,875)	(23,710)
Acquisitions, net of cash acquired	(1,944)	(451)
Net cash used by investing activities	(42,819)	(24,161)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	232,000	126,500
Repayments of long-term debt	(247,830)	(127,876)
Payments for common stock repurchased	(11,357)	—
Proceeds from exercises of stock options	2,766	1,449
Net cash (used) provided by financing activities	(24,421)	73
Effect of foreign exchange rate changes on cash and cash equivalents	682	(692)
Net (decrease) increase in cash and cash equivalents	(4,233)	25,476
Cash and cash equivalents, beginning of period	71,495	77,295
Cash and cash equivalents, end of period	$67,262	$102,771
Supplemental Cash Flow Information:
Interest paid	$33,297	$40,630
Income taxes paid	$9,216	$3,770
Capital expenditures incurred but not paid	$3,491	$4,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity (Deficit)
Balance at September 30, 2019	116,725	$1,167	$—	$55,797	$(117,287)	$(60,323)
Cumulative effect of ASC 842 adoption	—	—	—	(445)	—	(445)
Net earnings	—	—	—	53,215	—	53,215
Other comprehensive income	—	—	—	—	14,870	14,870
Repurchases and cancellations of common stock	(766)	(7)	(6,237)	(5,113)	—	(11,357)
Share-based compensation	—	—	3,473	—	—	3,473
Stock issued for stock options	206	2	2,764	—	—	2,766
Balance at December 31, 2019	116,165	$1,162	$—	$103,454	$(102,417)	$2,199

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at September 30, 2018	119,926	$1,199	$—	$(179,764)	$(89,991)	$(268,556)
Net earnings	—	—	—	65,727	—	65,727
Other comprehensive loss	—	—	—	—	(16,705)	(16,705)
Repurchases and cancellations of common stock	—	—	—	—	—	—
Share-based compensation	—	—	3,354	—	—	3,354
Stock issued for stock options	115	1	1,448	—	—	1,449
Balance at December 31, 2018	120,041	$1,200	$4,802	$(114,037)	$(106,696)	$(214,731)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information not misleading. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of December 31, 2019 and September 30, 2019, our consolidated results of operations, consolidated comprehensive income, consolidated statements of stockholders’ equity (deficit) and our consolidated cash flows for the three months ended December 31, 2019 and 2018.

2.   Significant Accounting Policies

We adhere to the same accounting policies in the preparation of our condensed consolidated interim financial statements as we do in the preparation of our full-year consolidated financial statements. See Note 3 for more information about the adoption of the new lease accounting standard. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full-year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

3.   Accounting Changes

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU No. 2016-02”), which requires most operating leases to be reported on the balance sheet as a right-of-use asset and a lease liability. On October 1, 2019, we adopted ASU No. 2016-02 using a modified retrospective transition method without restating comparative periods. We have elected the package of practical expedients permitted within the transition guidance under the new standard relating to the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842. In addition, we have elected to not recognize a right-of-use asset or lease obligation for short-term leases with an initial term of 12 months or less.

Additionally, the adoption of ASU No. 2016-02, as amended, resulted in the recognition of an operating lease asset of $513.9 million and an operating lease liability of $523.5 million.  Existing straight-line rent liability, prepaid rent and accrued rent were reclassified from certain other assets and liabilities into the operating lease asset. Furthermore, the cumulative effect of the adoption of ASU No. 2016-02 resulted in a $0.4 million adjustment to accumulated earnings resulting from the impairment of certain operating lease assets. The impact on our condensed consolidated results of operations or condensed consolidated cash flows was not material.

See Note 8 for additional information in connection with ASU No. 2016-02.

4.   Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise through the point-of-sale. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data.

Changes to our contract liabilities for the period were as follows (in thousands):

September 30, 2019	$12,866
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	11,099
Revenue recognized from beginning liability	(9,330)
December 31, 2019	$14,635

Private Label Credit Card - In September 2019, we signed a multi-year agreement with a third-party bank to launch a private label credit card (the “Program”). As of December 31, 2019, Program operations have not yet commenced.

See Note 11 for additional information regarding the disaggregation of our sales revenue.

5.   Fair Value Measurements

Fair value on recurring basis

Consistent with the three-level hierarchy defined in ASC Topic 820, Fair Value Measurement, as amended, we categorize our financial assets and liabilities as follows (in thousands):

	Classification	Fair Value Hierarchy Level	December 31, 2019	September 30, 2019
Financial Assets:
Interest rate caps	Other assets	Level 2	$347	$344

Financial Liabilities:
Foreign exchange contracts	Accrued liabilities	Level 2	$214	$—

Other fair value disclosures

		December 31, 2019		September 30, 2019
	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding capital leases
Senior notes	Level 1	$885,296	$918,279	$885,296	$898,814
Other long-term debt	Level 2	707,815	705,690	724,000	709,830
Total debt		$1,593,111	$1,623,969	$1,609,296	$1,608,644

6.   Stockholder’s Equity (Deficit)

Share Repurchases

In August 2017, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock over an approximate four-year period expiring on September 30, 2021.

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Three Months Ended December 31,
	2019	2018
Number of shares repurchased	766	—
Total cost of share repurchased	$11,357	$—

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2019	$(113,932)	$(3,201)	$(154)	$(117,287)
Other comprehensive income (loss) before reclassification, net of tax	14,961	3	(291)	14,673
Reclassification to net earnings, net of tax	—	106	91	197
Balance at December 31, 2019	$(98,971)	$(3,092)	$(354)	$(102,417)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings were not material.

7.   Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended December 31,
	2019	2018
Weighted-average basic shares	116,125	119,989
Dilutive securities:
Stock option and stock award programs	1,029	990
Weighted-average diluted shares	117,154	120,979

Anti-dilutive options excluded from our computation of diluted shares	5,132	5,695

8.   Leases

Substantially all of our leases are operating leases and relate primarily to retail stores and warehousing properties with lease terms of five to ten years. Some of our leases include options to extend the agreement by a certain number of years, typically five years. At the lease commencement date, an operating lease liability and related operating lease asset are recognized and include the extended terms to the extent we are reasonably certain that we will exercise the option.

The operating lease liabilities are calculated using the present value of lease payments. The discount rate used is either the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because we do not generally borrow on a collateralized basis, we derive an appropriate incremental borrowing rate using the interest rate we pay on our non-collateralized borrowings, adjusted for the amount of the lease payments, the lease term and the effect of designating specific collateral with a value equal to the unpaid lease payments for that lease. We apply the incremental borrowing rate on a portfolio basis given the impact of applying it on a lease by lease basis would be immaterial.

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases, reduced by tenant improvement allowances and any rent abatement. Operating lease assets are tested for impairment in the same manner as our long-lived assets.

Our operating and finance leases consisted of the following (in thousands):

	Balance Sheet Classification	December 31, 2019
Assets:
Operating lease	Operating lease assets	$553,464
Finance lease	Property and equipment, net	2,982
Total lease assets		$556,446

Liabilities:
Current:
Operating lease	Current operating lease liabilities	$160,193
Finance lease	Current maturities of long-term debt	855

Long-term:
Operating lease	Long-term operating lease liabilities	400,490
Finance lease	Long-term debt	—
Total lease liabilities		$561,538

Our lease costs, net of immaterial sublease income, consisted of the following (in thousands):

	Statement of Earnings Classification	Three Months Ended December 31, 2019
Operating lease costs (a)	Cost of goods sold and selling, general and administrative expenses (b)	$45,345
Finance lease costs:
Amortization of leased assets	Selling, general and administrative expenses	75
Interest on lease liabilities	Interest expense	11
Variable lease costs	Selling, general and administrative expenses	2,469
Total lease costs		$47,900

(a)	Includes costs related to short-term leases, which are immaterial.
(b)	Certain supply chain-related amounts are included in cost of goods sold.

As of December 31, 2019, the approximate future lease payments under our leases are as follows (in thousands):

Fiscal Year	Operating leases	Finance leases
Remainder of 2020	$135,536	$855
2021	151,045	—
2022	110,683	—
2023	76,127	—
2024	48,507	—
Thereafter	85,284	—
Total undiscounted lease payments	607,182	855
Less: imputed interest	(46,499)	—
Present value of lease liabilities	$560,683	$855

The table above does not include operating leases we have entered into of approximately $31.5 million that have not commenced, primarily related to future retail stores.

As of September 30, 2019, our future minimum lease payments under non-cancelable operating leases as reported under the previous accounting standard were as follows (in thousands):

Fiscal Year
2020	$174,578
2021	136,900
2022	95,918
2023	61,944
2024	33,803
Thereafter	40,545
$543,688

Other lease information is as follows (dollars in thousands):

Three Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$44,972
Operating cash flows – finance leases	11
Financing cash flows – finance leases	1

Supplemental non-cash information on lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$78,737
Lease assets obtained in exchange for new finance lease liabilities	4

December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.8
Finance leases	0.5
Weighted-average discount rate:
Operating leases	4.2%
Finance leases	5.0%

9.   Short-term Borrowings and Long-term Debt

At December 31, 2019, we had $481.3 million available for borrowing under our ABL facility, including the Canadian sub-facility. At December 31, 2019, we were in compliance with the agreements and instruments governing our debt, including our financial covenants.

During the three months ended December 31, 2019, we paid down $14.8 million aggregate principal amount of our term loan B fixed tranche at a weighted-average price of 97.875% of face value, excluding accrued interest. In connection with the debt repayment, we recognized a $0.2 million gain on the extinguishment of debt, including a gain of approximately $0.3 million from the discount paid under the face value and the write-off of $0.1 million in unamortized deferred financing costs.

10.    Derivative Instruments and Hedging Activities

During the three months ended December 31, 2019, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 5 for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

During the three months ended December 31, 2019, we entered into foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries. At December 31, 2019, the notional amount we held through these forwards, based upon exchange rates at December 31, 2019, was as follows (in thousands):

Notional Currency	Notional Amount
MXP	$15,278
CAD	7,149
Total	$22,427

We record quarterly, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL. As the forwards are exercised, the realized value will be recognized into cost of goods sold based on inventory turns. Based on December 31, 2019 valuations and exchange rates, we expect to reclassify approximately $0.4 million into cost of goods sold over the next 12 months.

The effects of our foreign currency forwards on our condensed consolidated statements of earnings were not material for the three months ended December 31, 2019 and 2018.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our term loan B. The interest rate caps are comprised of individual caplets that expire ratably through June 30, 2023 and are designated as cash flow hedges. Accordingly, changes in fair value of the interest rate caps are recorded quarterly, net of income tax, and are included in AOCL. Over the next 12 months, we expect to reclassify approximately $0.7 million into interest expense, which represents the original value of the expiring caplets.

During the three months ended December 31, 2019, we reclassified $0.1 million out of AOCL into interest expense.

11.   Business Segments

Segment data for the three months ended December 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended December 31,
	2019	2018
Net sales:
Sally Beauty Supply ("SBS")	$569,147	$580,608
Beauty Systems Group ("BSG")	411,061	408,845
Total	$980,208	$989,453
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$74,225	$89,991
BSG	62,434	62,330
Segment operating earnings	136,659	152,321
Unallocated expenses	39,741	38,603
Restructuring charges	2,531	3,980
Consolidated operating earnings	94,387	109,738
Interest expense	21,541	24,489
Earnings before provision for income taxes	$72,846	$85,249

Sales between segments, which are eliminated in consolidation, were not material during the three months ended December 31, 2019 and 2018.

Disaggregation of net sales by segment

	Three Months Ended December 31,
SBS	2019	2018
Hair color	29.4%	27.5%
Hair care	19.4%	19.9%
Styling tools	14.9%	15.7%
Skin and nail care	14.0%	15.1%
Salon supplies and accessories	7.7%	7.1%
Multicultural products	6.1%	6.5%
Other beauty items	8.5%	8.2%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2019	2018
Hair color	37.5%	38.0%
Hair care	34.5%	33.4%
Skin and nail care	8.1%	8.1%
Styling tools	3.6%	3.9%
Other beauty items	5.8%	5.8%
Promotional items	10.5%	10.8%
Total	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended December 31,
SBS	2019	2018
Company-operated stores	95.8%	96.8%
E-commerce	4.0%	2.9%
Franchise stores	0.2%	0.3%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2019	2018
Company-operated stores	69.4%	69.1%
Distributor sales consultants	17.9%	18.9%
Franchise stores	7.3%	7.6%
E-commerce	5.4%	4.4%
Total	100.0%	100.0%

12.   Parent, Issuers, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

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

The following condensed consolidating financial information represents financial information for (i) parent, (ii) Sally Holdings LLC and Sally Capital Inc., (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries, (v) elimination entries necessary for consolidation purposes, and (vi) Sally Beauty on a consolidated basis.

Condensed Consolidating Balance Sheet

December 31, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$31,576	$35,676	$—	$67,262
Trade and other accounts receivable, net	—	—	60,807	33,850	—	94,657
Due from affiliates	—	—	2,922,258	—	(2,922,258)	—
Inventory	—	—	734,858	256,981	—	991,839
Other current assets	871	295	25,360	8,757	—	35,283
Property and equipment, net	5	—	254,728	61,192	—	315,925
Operating lease asset	—	—	395,339	158,125	—	553,464
Investment in subsidiaries	1,691,511	4,460,037	402,993	—	(6,554,541)	—
Goodwill and other intangible assets, net	—	—	452,111	144,158	—	596,269
Other assets	1,446	3,399	802	14,713	—	20,360
Total assets	$1,693,833	$4,463,741	$5,280,832	$713,452	$(9,476,799)	$2,675,059
Liabilities and Stockholders’ Equity
Accounts payable	$94	$37	$220,578	$51,373	$—	$272,082
Due to affiliates	1,668,100	1,186,221	—	67,937	(2,922,258)	—
Accrued liabilities	250	5,462	107,134	30,002	—	142,848
Income taxes payable	16,738	2,161	—	(272)	—	18,627
Long-term debt	—	1,578,436	4	851	—	1,579,291
Long-term operating lease liabilities	—	—	404,008	156,675	—	560,683
Other liabilities	6,441	—	11,894	33	—	18,368
Deferred income tax liabilities, net	11	(87)	77,177	3,860	—	80,961
Total liabilities	1,691,634	2,772,230	820,795	310,459	(2,922,258)	2,672,860
Total stockholders’ equity	2,199	1,691,511	4,460,037	402,993	(6,554,541)	2,199
Total liabilities and stockholders’ equity	$1,693,833	$4,463,741	$5,280,832	$713,452	$(9,476,799)	$2,675,059

Condensed Consolidating Balance Sheet

September 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$41,009	$30,476	$—	$71,495
Trade and other accounts receivable, net	—	—	65,746	38,793	—	104,539
Due from affiliates	—	—	2,878,072	—	(2,878,072)	—
Inventory	—	—	722,830	230,077	—	952,907
Other current assets	1,436	132	22,480	10,564	—	34,612
Property and equipment, net	6	—	258,132	61,490	—	319,628
Investment in subsidiaries	1,621,843	4,374,334	385,629	—	(6,381,806)	—
Goodwill and other intangible assets, net	—	—	452,645	140,192	—	592,837
Other assets	1,446	3,499	(581)	18,064	—	22,428
Total assets	$1,624,731	$4,377,975	$4,825,962	$529,656	$(9,259,878)	$2,098,446
Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$48	$—	$235,940	$42,700	$—	$278,688
Due to affiliates	1,672,322	1,142,324	—	63,426	(2,878,072)	—
Accrued liabilities	188	17,937	121,375	29,554	—	169,054
Income taxes payable	6,055	2,161	1	119	—	8,336
Long-term debt	—	1,593,710	1	832	—	1,594,543
Other liabilities	6,441	—	17,639	3,677	—	27,757
Deferred income tax liabilities, net	—	—	76,672	3,719	—	80,391
Total liabilities	1,685,054	2,756,132	451,628	144,027	(2,878,072)	2,158,769
Total stockholders’ equity (deficit)	(60,323)	1,621,843	4,374,334	385,629	(6,381,806)	(60,323)
Total liabilities and stockholders’ equity (deficit)	$1,624,731	$4,377,975	$4,825,962	$529,656	$(9,259,878)	$2,098,446

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended December 31, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$786,615	$193,593	$—	$980,208
Related party sales	—	—	613	—	(613)	—
Cost of goods sold	—	—	400,280	105,693	(613)	505,360
Gross profit	—	—	386,948	87,900	—	474,848
Selling, general and administrative expenses	2,729	156	296,453	78,592	—	377,930
Restructuring	—	—	2,531	—	—	2,531
Operating earnings (loss)	(2,729)	(156)	87,964	9,308	—	94,387
Interest expense (income)	—	21,561	2	(22)	—	21,541
Earnings (loss) before provision for income taxes	(2,729)	(21,717)	87,962	9,330	—	72,846
Provision (benefit) for income taxes	(700)	(5,574)	22,778	3,127	—	19,631
Equity in earnings of subsidiaries, net of tax	55,244	71,387	6,203	—	(132,834)	—
Net earnings	53,215	55,244	71,387	6,203	(132,834)	53,215
Other comprehensive income, net of tax	—	109	—	14,761	—	14,870
Total comprehensive income	$53,215	$55,353	$71,387	$20,964	$(132,834)	$68,085

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended December 31, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$793,530	$195,923	$—	$989,453
Related party sales	—	—	669	—	(669)	—
Cost of goods sold	—	—	404,040	105,377	(669)	508,748
Gross profit	—	—	390,159	90,546	—	480,705
Selling, general and administrative expenses	2,809	168	286,216	77,794	—	366,987
Restructuring	—	—	3,980	—	—	3,980
Operating earnings (loss)	(2,809)	(168)	99,963	12,752	—	109,738
Interest expense (income)	—	24,552	(1)	(62)	—	24,489
Earnings (loss) before provision for income taxes	(2,809)	(24,720)	99,964	12,814	—	85,249
Provision (benefit) for income taxes	(721)	(6,345)	25,683	905		19,522
Equity in earnings of subsidiaries, net of tax	67,815	86,190	11,909	—	(165,914)	—
Net earnings	65,727	67,815	86,190	11,909	(165,914)	65,727
Other comprehensive loss, net of tax	—	(2,830)	—	(13,875)		(16,705)
Total comprehensive income (loss)	$65,727	$64,985	$86,190	$(1,966)	$(165,914)	$49,022

Condensed Consolidating Statement of Cash Flows

Three Months Ended December 31, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash (used) provided by operating activities	$12,813	$(28,064)	$74,649	$2,927	$—	$62,325
Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(38,208)	(2,667)	—	(40,875)
Acquisitions, net of cash acquired	—	—	(1,691)	(253)	—	(1,944)
Due from affiliates	—	—	(44,186)	—	44,186	—
Net cash used by investing activities	—	—	(84,085)	(2,920)	44,186	(42,819)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	232,000	—	—	—	232,000
Repayments of long-term debt	—	(247,833)	3	—	—	(247,830)
Repurchases of common stock	(11,357)	—	—	—	—	(11,357)
Proceeds from exercises of stock options	2,766	—	—	—	—	2,766
Due to affiliates	(4,222)	43,897	—	4,511	(44,186)	—
Net cash (used) provided by financing activities	(12,813)	28,064	3	4,511	(44,186)	(24,421)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	682	—	682
Net (decrease) increase in cash and cash equivalents	—	—	(9,433)	5,200	—	(4,233)
Cash and cash equivalents, beginning of period	—	10	41,009	30,476	—	71,495
Cash and cash equivalents, end of period	$—	$10	$31,576	$35,676	$—	$67,262

Condensed Consolidating Statement of Cash Flows

Three Months Ended December 31, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash (used) provided by operating activities	$12,295	$(34,734)	$71,284	$1,411	$—	$50,256
Cash Flows from Investing Activities:
Payments for property and equipment, net	—	—	(21,439)	(2,271)	—	(23,710)
Acquisitions, net of cash acquired	—	—	—	(451)	—	(451)
Due from affiliates	—	—	(27,014)	—	27,014	—
Net cash used by investing activities	—	—	(48,453)	(2,722)	27,014	(24,161)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	126,500	—	—	—	126,500
Repayments of long-term debt	—	(127,875)	(1)	—	—	(127,876)
Repurchases of common stock	—	—	—	—	—	—
Proceeds from exercises of stock options	1,449	—	—	—	—	1,449
Due to affiliates	(13,744)	36,109	—	4,649	(27,014)	—
Net cash (used) provided by financing activities	(12,295)	34,734	(1)	4,649	(27,014)	73
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(692)	—	(692)
Net (decrease) increase in cash and cash equivalents	—	—	22,830	2,646	—	25,476
Cash and cash equivalents, beginning of period	—	10	29,050	48,235	—	77,295
Cash and cash equivalents, end of period	$—	$10	$51,880	$50,881	$—	$102,771

13.   Restructuring

Restructuring expenses for the three months ended December 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended
	December 31,
	2019	2018
Project Surge	$1,253	$—
Transformation Plan	1,278	3,980
Total expense	$2,531	$3,980

Project Surge

In November 2019, we announced that we were launching Project Surge, which takes the successful elements of the North American Sally Beauty transformation and integrates them into our European operations, with the support and participation of several key leaders from the corporate headquarters. As part of this plan, we will be focusing on several operating elements, including a review of our talent and operating structure.

The liability related to Project Surge, which is included in accrued liabilities on our condensed consolidated balance sheets, is as follows (in thousands):

Project Surge	Liability at September 30, 2019	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at December 31, 2019
Workforce reductions	$—	$892	$627	$—	$265
Other	—	361	310	—	51
Total	$—	$1,253	$937	$—	$316

Expenses incurred during the three months ended December 31, 2019, represent costs incurred by SBS of $1.2 million and corporate of $0.1 million.

Transformation Plan

We previously disclosed a Transformation Plan focused on certain core business strategies.  In addition to optimizing our Supply Chain Network with changes to our transportation model and network of nodes, we are improving our marketing and digital commerce capabilities, and advancing our merchandising transformation efforts.

The liability related to the Transformation Plan, which is included in accrued liabilities on our condensed consolidated balance sheets, is as follows (in thousands):

Transformation Plan	Liability at September 30, 2019	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at December 31, 2019
Workforce reductions	$654	$288	$786	$—	$156
Consulting	204	713	204	—	713
Other	70	277	238	—	109
Total	$928	$1,278	$1,228	$—	$978

Expenses incurred during the three months ended December 31, 2019, represent costs incurred by corporate of $0.9 million, SBS of $0.3 million and BSG of $0.1 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, including the Risk Factors section, and information contained elsewhere in this Quarterly Report, including the condensed consolidated interim financial statements and notes to those financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Highlights for the Three Months Ended December 31, 2019:

•	Consolidated net sales for the three months ended December 31, 2019 decreased $9.2 million, or 0.9%, to $980.2 million, compared to the three months ended December 31, 2018;
•	Our global e-commerce sales increased 27.6% compared to the three months ended December 31, 2018;
•	Consolidated same store sales decreased 0.3% for the three months ended December 31, 2019. SBS same store sales decreased 1.1% and BSG same store sales increased 1.2%;
•

Consolidated gross profit for the three months ended December 31, 2019 decreased $5.9 million, or 1.2%, to $474.8 million compared to the three months ended December 31, 2018. Gross margin decreased 20 basis points to 48.4% for the three months ended December 31, 2019, compared to the three months ended December 31, 2018;

•

Consolidated operating earnings for the three months ended December 31, 2019 decreased $15.4 million, or 14.0%, to $94.4 million compared to the three months ended December 31, 2018. Operating margin decreased 150 basis points to 9.6% for the three months ended December 31, 2019, compared to the three months ended December 31, 2018;

•

Consolidated net earnings decreased $12.5 million, or 19.0%, to $53.2 million for the three months ended December 31, 2019, compared to the three months ended December 31, 2018. As a percentage of net sales, net earnings decreased 120 basis points to 5.4% for the three months ended December 31, 2019, compared to the three months ended December 31, 2018;

•	Diluted earnings per share for the three months ended December 31, 2019 were $0.45, compared to $0.54 for the three months ended December 31, 2018;
•	Cash provided by operations was $62.3 million for the three months ended December 31, 2019, compared to $50.3 million for the three months ended December 31, 2018;
•	We repurchased and retired approximately 0.8 million shares of our common stock under the 2017 Share Repurchase Program at an aggregate cost of $11.4 million; and
•	We paid down $14.8 million aggregate principal of our term loan B fixed rate tranche.

Business Strategy Update

We continue to make solid progress against our Transformation Plan as we play to win by focusing on hair color and hair care, improve our retail fundamentals, advance our digital commerce capabilities and drive costs out of the business. As part of this effort, we have launched new products, made progress on our restructuring efforts and were able to be able to reduce our debt levels during the quarter.

We continue to roll out a new point-of-sale system in both SBS and BSG nationwide, which will allow our store associates to better serve our customers. In addition, we continue to prepare our new 500,000 square foot automated and concentrated distribution center.

In November 2019, we announced that we were launching Project Surge, which will take successful elements of the North American Sally Beauty transformation efforts and transplant them into our European operations. During the quarter, certain key leaders on the U.S. team have started working with our European leaders and we have begun reviewing our talent and implementing changes to our operating structure.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2019	2018	Increase (Decrease)
Net sales:
SBS	$569,147	$580,608	$(11,461)	(2.0)%
BSG	411,061	408,845	2,216	0.5%
Consolidated	$980,208	$989,453	$(9,245)	(0.9)%

Gross profit:
SBS	$308,989	$317,229	$(8,240)	(2.6)%
BSG	165,859	163,476	2,383	1.5%
Consolidated	$474,848	$480,705	$(5,857)	(1.2)%

Segment gross margin:
SBS	54.3%	54.6%	(30)	bps
BSG	40.3%	40.0%	30	bps
Consolidated	48.4%	48.6%	(20)	bps

Net earnings:
Segment operating earnings:
SBS	$74,225	$89,991	$(15,766)	(17.5)%
BSG	62,434	62,330	104	0.2%
Segment operating earnings	136,659	152,321	(15,662)	(10.3)%
Unallocated expenses and restructuring (a)	42,272	42,583	311	(0.7)%
Consolidated operating earnings	94,387	109,738	(15,351)	(14.0)%
Interest expense	21,541	24,489	(2,948)	(12.0)%
Earnings before provision for income taxes	72,846	85,249	(12,403)	(14.5)%
Provision for income taxes	19,631	19,522	109	0.6%
Net earnings	$53,215	$65,727	$(12,512)	(19.0)%
	.
Number of stores at end-of-period (including franchises):
SBS	3,703	3,739	(36)
BSG	1,369	1,390	(21)
Consolidated	5,072	5,129	(57)
Same store sales growth (decline) (b):
SBS	(1.1)%	0.7%	(180)	bps
BSG	1.2%	(0.6)%	180	bps
Consolidated	(0.3)%	0.3%	(60)	bps

(a)

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. See Note 13 of the Notes to Condensed Consolidated Financial Statements for details on our restructuring charges.

(b)

For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Our same store sales are calculated in constant dollars and include e-commerce sales from certain digital platforms, but do not generally include the sales from stores relocated until 14 months after the relocation. The sales from stores acquired are excluded from our same store sales calculation until 14 months after the acquisition.

Results of Operations

The Three Months Ended December 31, 2019 compared to the Three Months Ended December 31, 2018

Net Sales

Consolidated. Consolidated net sales include a negative impact from changes in foreign currency exchange rates of $1.0 million, or 0.1% of consolidated net sales.

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Same store sales	$(5,891)
Sales outside same store sales	(4,509)
Foreign currency exchange	(1,061)
Total	$(11,461)

SBS experienced lower unit volume (which was caused by lower customer traffic, the reduction in company-operated stores during the last 12 months and a shortened retail holiday calendar). The segment also experienced a lapped non-recurring benefit from the prior year. These headwinds were partially offset by an increase in average unit prices, resulting from targeted price increases, a change in product mix to higher-priced products and a promotional efficiency effort, partially offset by implementation related technology disruptions which led to incorrect POS pricing, elevated promotional discounts and higher loyalty program redemptions.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Same store sales	$3,415
Foreign currency exchange	50
Sales outside same store sales	(1,249)
Total	$2,216

BSG experienced an increase in average unit prices (resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months), partially offset by lower unit volume (notwithstanding the impact of incremental sales from company-operated stores opened or acquired during the last 12 months).

Gross Profit

Consolidated. Consolidated gross profit decreased for the three months ended December 31, 2019, primarily due to lower net sales and a lower gross margin in SBS, partially offset by higher net sales and a higher gross margin in BSG.

SBS. SBS’s gross profit decreased for the three months ended December 31, 2019, primarily as a result of a lower net sales and a lower gross margin. SBS’s gross margin decreased primarily as a result of the implementation related technology disruptions and non-recurring benefits that we lapped from prior year, as discussed above, partially offset by continued promotional efficiencies and targeted price increases.

BSG. BSG’s gross profit increased for the three months ended December 31, 2019, primarily as a result of a higher gross margin and higher net sales. BSG’s gross margin increased primarily as a result of the introduction of new product lines with higher margins during the previous 12 months and fewer promotional activities.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses increased primarily as a result of higher compensation and compensation-related expenses, SBS advertising expenses and legal costs. Consolidated selling, general and administrative expenses, as a percentage of net sales, increased 150 basis points to 38.6% for the three months ended December 31, 2019.

SBS. SBS’s selling, general and administrative expenses increased $7.5 million, or 3.3%, for the three months ended December 31, 2019. This increase reflects higher compensation and compensation-related expenses of $3.8 million, increased digital shipping costs of $1.9 million and higher advertising expense of $1.6 million.

BSG. BSG’s selling, general and administrative expenses increased $2.3 million, or 2.3%, for the three months ended December 31, 2019, primarily as a result of higher compensation and compensation-related expenses.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $1.1 million, or 2.9%, for the three months ended December 31, 2019, primarily from higher legal costs of $0.8 million.

Restructuring

For the three months ended December 31, 2019 and 2018, we incurred restructuring charges of $2.5 million and $4.0 million, respectively, in connection with Project Surge and the Transformation Plan. See Note 13 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

The decrease in interest expense is primarily from lower outstanding principal balances on our term loan B and our senior notes. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The effective tax rates were 26.9% and 22.9%, for the three months ended December 31, 2019 and 2018, respectively. For the three months ended December 31, 2018, the provision for income taxes included an income tax benefit of $3.0 million due to an adjustment to our previously recorded transition tax on unrepatriated foreign earnings as a result of the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures, debt repayment and share repurchases. Working capital (current assets less current liabilities) decreased $113.1 million, to $594.4 million at December 31, 2019, compared to $707.5 million at September 30, 2019, resulting primarily from the impact of the adoption of the new lease standard, partially offset by an increase in inventory.

At December 31, 2019, cash and cash equivalents were $67.3 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to fund working capital requirements, potential acquisitions, finance anticipated capital expenditures, including information technology upgrades and store remodels, debt repayments and opportunistic share repurchases over the next 12 months. For the foreseeable future, we will prioritize needed investments in our business that we believe will deliver value for shareholders, and will consider measured debt repayment within our ratings guidance as well as opportunistic share repurchases.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and opportunistic share repurchases. During the three months ended December 31, 2019, the weighted-average interest rate on our borrowings under the ABL facility was 3.8%. The amounts drawn are generally paid down with cash provided by our operating activities. As of December 31, 2019, we had $481.3 million available for borrowings under the ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Share Repurchase Programs

During the three months ended December 31, 2019, we repurchased and subsequently retired approximately 0.8 million shares of our common stock at an aggregate cost of $11.4 million. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. As of December 31, 2019, we had authorization of approximately $776.1 million of additional potential share repurchases remaining under the 2017 Share Repurchase Program.

Historical Cash Flows

Historically, our primary source of cash has been net funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2019, increased $12.1 million to $62.3 million, compared to the three months ended December 31, 2018, mainly due to higher inventory purchases in the prior year resulting from the correction of supply chain issues created by certain vendors and the launch of new product lines.

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2019, increased $18.7 million to $42.8 million, compared to the three months ended December 31, 2018. This change was primarily a result of higher of capital expenditures, related to our investments in information technology.

Net Cash Provided (Used) by Financing Activities

The change in financing activities cash flows was primarily a result of our early pay down of $14.8 million of our term loan B and the repurchase of $11.4 million of our common stock.

Long-Term Debt

At December 31, 2019, we had $1,593.1 million in debt, not including capital leases, unamortized debt issuance costs and debt discounts, in the aggregate, of $13.8 million. Our debt consisted of $885.3 million of senior notes outstanding and a term loan B with an outstanding principal balance of $707.8 million. There were no borrowings outstanding under our ABL facility as of December 31, 2019.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2019.

Off-Balance Sheet Financing Arrangements

At December 31, 2019 and September 30, 2019, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions since September 30, 2019.

Accounting Changes and Recent Accounting Pronouncements

See Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1 – “Financial Statements” in Part I – Financial Information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. There have been no material changes to our market risks from September 30, 2019. See our disclosures about market risks contained in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2019, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in such Annual Report and herein are not the only risks facing our company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2019	766,018	$14.83	766,018	$776,120,613
November 1 - November 30, 2019	-	-	-	776,120,613
December 1 - December 31, 2019	-	-	-	776,120,613
Total this quarter	766,018	$14.83	766,018	$776,120,613

(1)          In August 2017, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2021 (the “2017 Share Repurchase Program”).

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

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit); and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019, formatted in Inline XBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: February 6, 2020

	By:	/s/ Aaron E. Alt
Aaron E. Alt
Senior Vice President, Chief Financial Officer and President – Sally Beauty Supply
For the Registrant and as its Principal Financial Officer