Form 10-Q
period 2020-03-31
Sally Beauty Holdings, Inc.
filed 2020-05-07
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2020

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

As of May 1, 2020, there were 112,870,685 shares of the issuer’s common stock outstanding.

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

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and in this Report, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following condensed consolidated balance sheets as of March 31, 2020 and September 30, 2019, the condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income (loss) and the condensed statements of stockholders’ deficit for the three and six months ended March 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended March 31, 2020 and 2019, are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	March 31, 2020	September 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$364,414	$71,495
Trade accounts receivable, net	42,802	43,136
Accounts receivable, other	44,531	61,403
Inventory	946,189	952,907
Other current assets	51,103	34,612
Total current assets	1,449,039	1,163,553
Property and equipment, net of accumulated depreciation of $680,238 at March 31, 2020 and $659,285 at September 30, 2019	320,220	319,628
Operating lease assets	544,471	—
Goodwill	529,037	530,786
Intangible assets, excluding goodwill, net of accumulated amortization of $59,495 at March 31, 2020 and $64,615 at September 30, 2019	58,893	62,051
Other assets	19,506	22,428
Total assets	$2,921,166	$2,098,446
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$395,671	$1
Accounts payable	221,760	278,688
Accrued liabilities	145,920	169,054
Current operating lease liabilities	151,162	—
Income taxes payable	1,323	8,336
Total current liabilities	915,836	456,079
Long-term debt	1,550,195	1,594,542
Long-term operating lease liabilities	405,593	—
Other liabilities	18,310	27,757
Deferred income tax liabilities, net	84,427	80,391
Total liabilities	2,974,361	2,158,769
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 112,848 and 116,986 shares issued and 112,264 and 116,725 shares outstanding at March 31, 2020 and September 30, 2019, respectively	1,123	1,167
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	—
Accumulated earnings	69,925	55,797
Accumulated other comprehensive loss, net of tax	(124,243)	(117,287)
Total stockholders’ deficit	(53,195)	(60,323)
Total liabilities and stockholders’ deficit	$2,921,166	$2,098,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	$871,023	$945,852	$1,851,231	$1,935,305
Cost of goods sold	441,266	477,528	946,626	986,275
Gross profit	429,757	468,324	904,605	949,030
Selling, general and administrative expenses	383,299	361,626	761,228	728,614
Restructuring	3,193	(5,814)	5,725	(1,834)
Operating earnings	43,265	112,512	137,652	222,250
Interest expense	21,644	23,821	43,185	48,310
Earnings before provision for income taxes	21,621	88,691	94,467	173,940
Provision for income taxes	8,253	22,966	27,884	42,488
Net earnings	$13,368	$65,725	$66,583	$131,452
Earnings per share:
Basic	$0.12	$0.55	$0.58	$1.10
Diluted	$0.12	$0.54	$0.57	$1.09
Weighted-average shares:
Basic	114,823	120,077	115,478	120,033
Diluted	115,795	120,991	116,462	120,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net earnings	$13,368	$65,725	$66,583	$131,452
Other comprehensive income (loss):
Foreign currency translation adjustments	(23,784)	3,040	(8,823)	(10,425)
Interest rate caps, net of tax	(80)	(2,140)	29	(4,970)
Foreign exchange contracts, net of tax	2,038	242	1,838	(168)
Other comprehensive income (loss), net of tax	(21,826)	1,142	(6,956)	(15,563)
Total comprehensive income (loss)	$(8,458)	$66,867	$59,627	$115,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net earnings	$66,583	$131,452
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,997	53,275
Share-based compensation expense	6,532	5,871
Amortization of deferred financing costs	1,767	1,979
Gain on early extinguishment of debt	(357)	(473)
Gain on disposal of equipment and other property	(18)	(6,548)
Deferred income taxes	5,547	8,530
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	158	5,950
Accounts receivable, other	19,199	(7,554)
Inventory	1,365	(14,213)
Other current assets	(17,692)	2,754
Other assets	575	(1,293)
Accounts payable and accrued liabilities	(55,679)	(69,704)
Income taxes payable	(7,199)	4,150
Other liabilities	1,353	(4,066)
Net cash provided by operating activities	76,131	110,110
Cash Flows from Investing Activities:
Payments for property and equipment	(71,983)	(46,398)
Proceeds from sale of property and equipment	23	12,010
Acquisitions, net of cash acquired	(1,944)	(2,848)
Net cash used by investing activities	(73,904)	(37,236)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	787,500	242,504
Repayments of long-term debt	(437,385)	(304,157)
Payments for common stock repurchased	(61,357)	—
Proceeds from exercises of stock options	2,771	1,721
Net cash (used) provided by financing activities	291,529	(59,932)
Effect of foreign exchange rate changes on cash and cash equivalents	(837)	(460)
Net increase in cash and cash equivalents	292,919	12,482
Cash and cash equivalents, beginning of period	71,495	77,295
Cash and cash equivalents, end of period	$364,414	$89,777
Supplemental Cash Flow Information:
Interest paid	$41,366	$48,378
Income taxes paid	$45,521	$37,518
Capital expenditures incurred but not paid	$5,090	$3,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity (Deficit)
Balance at September 30, 2019	116,725	$1,167	$—	$55,797	$(117,287)	$(60,323)
Cumulative effect of ASC 842 adoption	—	—	—	(445)	—	(445)
Net earnings	—	—	—	53,215	—	53,215
Other comprehensive income	—	—	—	—	14,870	14,870
Repurchases and cancellations of common stock	(766)	(7)	(6,237)	(5,113)	—	(11,357)
Share-based compensation	—	—	3,473	—	—	3,473
Stock issued for stock options	206	2	2,764	—	—	2,766
Balance at December 31, 2019	116,165	$1,162	$—	$103,454	$(102,417)	$2,199
Net earnings	—	—	—	13,368	—	13,368
Other comprehensive loss	—	—	—	—	(21,826)	(21,826)
Repurchases and cancellations of common stock	(3,936)	(39)	(3,064)	(46,897)	—	(50,000)
Share-based compensation	—	—	3,059	—	—	3,059
Stock issued for stock options	35	—	5	—	—	5
Balance at March 31, 2020	112,264	$1,123	$—	$69,925	$(124,243)	$(53,195)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at September 30, 2018	119,926	$1,199	$—	$(179,764)	$(89,991)	$(268,556)
Net earnings	—	—	—	65,727	—	65,727
Other comprehensive loss	—	—	—	—	(16,705)	(16,705)
Share-based compensation	—	—	3,354	—	—	3,354
Stock issued for stock options	115	1	1,448	—	—	1,449
Balance at December 31, 2018	120,041	$1,200	$4,802	$(114,037)	$(106,696)	$(214,731)
Net earnings	—	—	—	65,725	—	65,725
Other comprehensive income	—	—	—	—	1,142	1,142
Share-based compensation	—	—	2,517	—	—	2,517
Stock issued for stock options	66	1	271	—	—	272
Balance at March 31, 2019	120,107	$1,201	$7,590	$(48,312)	$(105,554)	$(145,075)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information not misleading. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of March 31, 2020, and September 30, 2019, our consolidated results of operations, consolidated comprehensive income (loss), and consolidated statements of stockholders’ deficit for the three and six months ended March 31, 2020 and 2019, and our consolidated cash flows for the six months ended March 31, 2020 and 2019.

Our operating results for the three months ended March 31, 2020, may not be indicative of the results that may be expected for the full fiscal year ending September 30, 2020, because of the novel coronavirus ("COVID-19") pandemic. As a result of COVID-19, we temporarily shut down virtually all global customer-facing store operations. Due to the uncertainty over the duration and severity of the economic and operational impacts of COVID-19, this material adverse impact may continue for the remainder of our fiscal 2020 year and beyond.

2.   Significant Accounting Policies

We adhere to the same accounting policies in the preparation of our condensed consolidated interim financial statements as we do in the preparation of our full-year consolidated financial statements. See Note 3 for more information about the adoption of the new lease accounting standard. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full-year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates; however, for the current period the provision for income taxes has been determined on the basis of year to date results, as COVID-19 related closures impacted our ability to reasonably forecast full year results by jurisdiction.

3.   Accounting Changes and Recent Accounting Pronouncements

Accounting Change

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 which simplifies the accounting for income taxes by removing an exception related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period with year to date losses and the recognition of deferred tax liabilities for outside basis differences. Additionally, the update clarifies and simplifies other areas of ASC 740, Income Taxes. For public companies, the amendments in the updated are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, but all amendments must be adopted at once. The amendments in this update have different adoption methods including prospective basis, retrospective basis, and a modified retrospective basis dependent on the specific change. We are currently evaluating the impact of this update.

4.   Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise through the point-of-sale. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data.

Changes to our contract liabilities for the period were as follows (in thousands):

September 30, 2019	$12,866
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	9,003
Revenue recognized from beginning liability	(8,491)
March 31, 2020	$13,378

Private Label Credit Card - In September 2019, we signed a multi-year agreement with a third-party bank to launch a private label credit card (the “Program”). As of March 31, 2020, Program operations had not yet commenced.

See Note 13 for additional information regarding the disaggregation of our sales revenue.

5.   Fair Value Measurements

Fair value on recurring basis

Consistent with the three-level hierarchy defined in ASC Topic 820, Fair Value Measurement, as amended, we categorize our financial assets and liabilities as follows (in thousands):

	Classification	Fair Value Hierarchy Level	March 31, 2020	September 30, 2019
Financial Assets:
Foreign exchange contracts	Other current assets	Level 2	$3,043	$—
Interest rate caps	Other assets	Level 2	145	344
Total assets			$3,188	$344

Other fair value disclosures

		March 31, 2020		September 30, 2019
	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding capital leases
Senior notes	Level 1	$877,380	$731,418	$885,296	$898,814
Term loan B	Level 2	685,788	601,101	724,000	709,830
Total long-term debt		$1,563,168	$1,332,519	$1,609,296	$1,608,644

The table above excludes amounts related to our ABL facility as the balance approximates fair value due to the short-term nature of our borrowings.

6.   Stockholder’s Equity (Deficit)

Share Repurchases

In August 2017, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock, subject to certain limitations governed by our debt agreements, over an approximate four-year period expiring on September 30, 2021.

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Number of shares repurchased	3,936	—	4,702	—
Total cost of share repurchased	$50,000	$—	$61,357	$—

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2019	$(113,932)	$(3,201)	$(154)	$(117,287)
Other comprehensive loss before reclassification, net of tax	(8,823)	(209)	(399)	(9,431)
Reclassification to net earnings, net of tax	—	238	2,237	2,475
Balance at March 31, 2020	$(122,755)	$(3,172)	$1,684	$(124,243)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings were not material.

7.   Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Weighted-average basic shares	114,823	120,077	115,478	120,033
Dilutive securities:
Stock option and stock award programs	972	914	984	916
Weighted-average diluted shares	115,795	120,991	116,462	120,949

Anti-dilutive options excluded from our computation of diluted shares	5,076	5,183	5,076	5,183

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

Our operating and finance leases consisted of the following (in thousands):

	Balance Sheet Classification	March 31, 2020
Assets:
Operating lease	Operating lease assets	$544,471
Finance lease	Property and equipment, net	2,866
Total lease assets		$547,337

Liabilities:
Current:
Operating lease	Current operating lease liabilities	$151,162
Finance lease	Current maturities of long-term debt	171

Long-term:
Operating lease	Long-term operating lease liabilities	405,593
Finance lease	Long-term debt	672
Total lease liabilities		$557,598

Our lease costs, net of immaterial sublease income, consisted of the following (in thousands):

	Statement of Earnings Classification	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease costs (a)	Cost of goods sold and selling, general and administrative expenses (b)	$49,342	$94,687
Finance lease costs:
Amortization of leased assets	Selling, general and administrative expenses	75	150
Interest on lease liabilities	Interest expense	11	22
Variable lease costs (c)	Selling, general and administrative expenses	14,694	28,964
Total lease costs		$64,122	$123,823

(a)	Includes costs related to short-term leases, which are immaterial.
(b)	Certain supply chain-related amounts are included in cost of goods sold.
(c)	Includes common area maintenance, real estate taxes and insurance related to leases.

As of March 31, 2020, the approximate future lease payments under our leases are as follows (in thousands):

Fiscal Year	Operating leases	Finance leases
Remainder of 2020	$91,911	$171
2021	157,568	168
2022	116,804	168
2023	81,479	168
2024	53,297	168
Thereafter	93,793	—
Total undiscounted lease payments	594,852	843
Less: imputed interest	38,097	—
Present value of lease liabilities	$556,755	$843

The table above does not include operating leases we have entered into of approximately $13.4 million that have not commenced, primarily related to future retail stores.

As of September 30, 2019, our future minimum lease payments under non-cancelable operating leases as reported under the previous accounting standard were as follows (in thousands):

Fiscal Year
2020	$174,578
2021	136,900
2022	95,918
2023	61,944
2024	33,803
Thereafter	40,545
$543,688

Other lease information is as follows (dollars in thousands):

Six Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$96,734
Operating cash flows – finance leases	22
Financing cash flows – finance leases	2

Supplemental non-cash information on lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$128,536
Lease assets obtained in exchange for new finance lease liabilities	4

March 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	4.7
Finance leases	4.3
Weighted-average discount rate:
Operating leases	4.3%
Finance leases	5.0%

9. Goodwill and Intangible Assets

During the three months ended March 31, 2020, we completed our annual assessment for impairment of goodwill and other intangible assets. Additionally, due to COVID-19, we performed an additional assessment for impairment of goodwill and other intangibles as of March 31, 2020, which updated our assumptions around the growth, timing and discount rate applied to future cash flows in connection with our business restart. Due to the uncertainty around COVID-19, our projected future cash flows may differ materially from actual results.  No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets.

For the three months ended March 31, 2020 and 2019, amortization expense related to other intangible assets was $2.2 million and $2.9 million, respectively, and, for the six months ended March 31, 2020 and 2019, amortization expense was $4.6 million and $5.7 million, respectively.

During the six months ended March 31, 2020, we recorded approximately $1.4 million in other intangible assets related to immaterial asset acquisitions. Additionally, goodwill was negatively impacted by approximately $1.7 million from changes in foreign currency exchange rates during the six months ended March 31, 2020.

10.   Short-term Borrowings and Long-term Debt

During the three months ended March 31, 2020, we preemptively drew on our ABL facility as a result of COVID-19. At March 31, 2020, we had $395.5 million outstanding and $85.8 million available for borrowing under our ABL facility, including the Canadian sub-facility. Our ABL facility matures on July 6, 2022.

During the three months ended December 31, 2019, we paid down $14.8 million aggregate principal amount of our term loan B fixed tranche at a weighted-average price of 97.875% of face value, excluding accrued interest. Additionally, during the three months ended March 31, 2020, we paid down $22.0 million aggregate principal amount of our term loan B fixed tranche at a weighted-average price of 99.0% of face value, excluding accrued interest. In connection with the debt repayment, for the six months ended March 31, 2020, we recognized a $0.4 million gain on the extinguishment of debt, including a gain of approximately $0.4 million from the discount paid under the face value and the write-off of $0.1 million in unamortized deferred financing costs.

During the three months ended March, 31, 2020, we paid down $7.9 million aggregate principal amount of our senior notes due 2025 at a weighted-average price of 98.7% of face value, excluding accrued interest.

See Note 16 for further information related to the recent issuance of debt and modification of our ABL facility that occurred subsequent to March 31, 2020.

Covenants

The agreements governing our ABL facility, term loan B and the senior notes due 2023 and 2025 contain a customary covenant package that places restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of March 31, 2020, we were in compliance with all debt covenants and all the net assets of our consolidated subsidiaries were unrestricted from transfer.

11.    Derivative Instruments and Hedging Activities

During the six months ended March 31, 2020, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 5 for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on inventory purchases in U.S. dollars by our foreign subsidiaries. At March 31, 2020, the notional amount we held through these forwards, based upon exchange rates at March 31, 2020, was as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$12,653
Canadian Dollar	4,766
Total	$17,419

We record quarterly, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold based on inventory turns. Based on March 31, 2020, valuations and exchange rates, we expect to reclassify gains of approximately $2.1 million into cost of goods sold over the next 12 months.

During the three months ended March 31, 2020, we de-designated certain foreign currency forwards as it became probable that the forecasted transaction would not occur as a result of the recent coronavirus pandemic. As a result, we reclassified $1.3 million in gains from AOCL into selling, general and administration expenses. These contracts expire ratably through June 30, 2020.

Other than the amounts reclassified due to de-designation, the effects of our foreign currency forwards on our condensed consolidated statements of earnings were not material for the six months ended March 31, 2020.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our term loan B. The interest rate caps are comprised of individual caplets that expire ratably through June 30, 2023 and are designated as cash flow hedges. Accordingly, changes in fair value of the interest rate caps are recorded quarterly, net of income tax, and are included in AOCL. Over the next 12 months, we expect to reclassify approximately $0.9 million into interest expense, which represents the original value of the expiring caplets.

The effects of our interest rate caps on our condensed consolidated statements of earnings were not material for the six months ended March 31, 2020.

12.    Income Tax

The effective tax rates were 38.2% and 25.9%, for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate was primarily driven by the establishment of a valuation allowance in a foreign subsidiary and increased foreign losses, as compared to the prior period, the tax benefit of which cannot be recognized. The effective tax rates were 29.5% and 24.4%, for the six months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate was primarily driven by the establishment of a valuation allowance in a foreign subsidiary and increased foreign losses, as compared to the prior period, the tax benefit of which cannot be recognized. Additionally, for the six months ended March 31, 2019, the provision for income taxes included an income tax benefit due to an adjustment to our previously recorded transition tax on unrepatriated foreign earnings as a result of the Tax Cuts and Jobs Act.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.4	3.3	3.6	3.4
Effect of foreign operations	0.1	(0.1)	0.9	0.1
Foreign valuation allowances	15.9	(0.1)	3.9	0.4
Deemed repatriation tax	0.0	0.0	0.0	(1.7)
Other, net	(3.2)	1.8	0.1	1.2
Effective tax rate	38.2%	25.9%	29.5%	24.4%

In response to the global pandemic related to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, temporary suspension of certain payment requirements for the employer portion of social security taxes, and the creation of certain refundable employee retention credits. We are currently evaluating the CARES Act, but there was not a material impact on our income tax expense for the three months ended March 31, 2020. We will continue to monitor legislative developments related to COVID-19 and will record the associated income tax impacts in the periods that guidance is finalized or when we are able to reasonably estimate an impact.

13.   Business Segments

Segment data for the three and six months ended March 31, 2020 and 2019, is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net sales:
Sally Beauty Supply ("SBS")	$519,509	$565,604	$1,088,657	$1,146,213
Beauty Systems Group ("BSG")	351,514	380,248	762,574	789,092
Total	$871,023	$945,852	$1,851,231	$1,935,305
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$56,373	$86,715	$130,598	$176,706
BSG	41,039	56,518	103,473	118,849
Segment operating earnings	97,412	143,233	234,071	295,555
Unallocated expenses	50,954	36,535	90,694	75,139
Restructuring	3,193	(5,814)	5,725	(1,834)
Consolidated operating earnings	43,265	112,512	137,652	222,250
Interest expense	21,644	23,821	43,185	48,310
Earnings before provision for income taxes	$21,621	$88,691	$94,467	$173,940

Sales between segments, which are eliminated in consolidation, were not material during the three and six months ended March 31, 2020 and 2019.

Disaggregation of net sales by segment

	Three Months Ended March 31,		Six Months Ended March 31,
SBS	2020	2019	2020	2019
Hair color	32.8%	29.1%	31.9%	28.3%
Hair care	19.5%	20.5%	19.7%	20.2%
Skin and nail care	12.8%	14.6%	13.5%	14.8%
Styling tools	12.7%	13.6%	13.4%	14.7%
Salon supplies and accessories	7.6%	7.5%	7.2%	7.3%
Multicultural products	6.1%	7.0%	5.7%	6.7%
Other beauty items	8.5%	7.7%	8.6%	8.0%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2020	2019	2020	2019
Hair color	40.1%	40.3%	38.8%	39.1%
Hair care	35.1%	34.2%	34.8%	33.8%
Skin and nail care	8.2%	8.2%	8.2%	8.2%
Styling tools	6.2%	3.2%	6.5%	3.6%
Other beauty items	3.0%	6.6%	2.8%	6.1%
Promotional items	7.4%	7.5%	8.9%	9.2%
Total	100.0%	100.0%	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended March 31,		Six Months Ended March 31,
SBS	2020	2019	2020	2019
Company-operated stores	94.9%	96.7%	95.4%	96.7%
E-commerce	4.9%	3.0%	4.4%	3.0%
Franchise stores	0.2%	0.3%	0.2%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2020	2019	2020	2019
Company-operated stores	70.4%	70.4%	69.8%	69.7%
Distributor sales consultants	16.6%	17.3%	17.3%	18.1%
Franchise stores	7.1%	7.3%	7.2%	7.5%
E-commerce	5.9%	5.0%	5.7%	4.7%
Total	100.0%	100.0%	100.0%	100.0%

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

Condensed Consolidating Balance Sheet

March 31, 2020

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$335,827	$28,577	$—	$364,414
Trade and other accounts receivable, net	—	—	52,788	34,545	—	87,333
Due from affiliates	—	—	2,638,162	—	(2,638,162)	—
Inventory	—	—	710,623	235,566	—	946,189
Other current assets	15,311	270	23,119	12,403	—	51,103
Property and equipment, net	8	—	264,739	55,473	—	320,220
Operating lease assets	—	—	401,374	143,097	—	544,471
Investment in subsidiaries	1,685,104	4,469,936	376,173	—	(6,531,213)	—
Goodwill and other intangible assets, net	—	—	450,484	137,446	—	587,930
Other assets	1,446	3,092	3,098	11,870	—	19,506
Total assets	$1,701,869	$4,473,308	$5,256,387	$658,977	$(9,169,375)	$2,921,166
Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$23	$—	$180,078	$41,659	$—	$221,760
Due to affiliates	1,748,579	823,032	—	66,551	(2,638,162)	—
Accrued liabilities	160	18,151	100,226	27,383	—	145,920
Income taxes payable	—	2,161	—	(838)	—	1,323
Long-term debt	—	1,945,023	4	839	—	1,945,866
Long-term operating lease liabilities	—	—	413,824	142,931	—	556,755
Other liabilities	6,441	—	11,840	29	—	18,310
Deferred income tax liabilities, net	(139)	(163)	80,479	4,250	—	84,427
Total liabilities	1,755,064	2,788,204	786,451	282,804	(2,638,162)	2,974,361
Total stockholders’ equity (deficit)	(53,195)	1,685,104	4,469,936	376,173	(6,531,213)	(53,195)
Total liabilities and stockholders’ equity (deficit)	$1,701,869	$4,473,308	$5,256,387	$658,977	$(9,169,375)	$2,921,166

Condensed Consolidating Balance Sheet

September 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$41,009	$30,476	$—	$71,495
Trade and other accounts receivable, net	—	—	65,746	38,793	—	104,539
Due from affiliates	—	—	2,878,072	—	(2,878,072)	—
Inventory	—	—	722,830	230,077	—	952,907
Other current assets	1,436	132	22,480	10,564	—	34,612
Property and equipment, net	6	—	258,132	61,490	—	319,628
Investment in subsidiaries	1,621,843	4,374,334	385,629	—	(6,381,806)	—
Goodwill and other intangible assets, net	—	—	452,645	140,192	—	592,837
Other assets	1,446	3,499	(581)	18,064	—	22,428
Total assets	$1,624,731	$4,377,975	$4,825,962	$529,656	$(9,259,878)	$2,098,446
Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$48	$—	$235,940	$42,700	$—	$278,688
Due to affiliates	1,672,322	1,142,324	—	63,426	(2,878,072)	—
Accrued liabilities	188	17,937	121,375	29,554	—	169,054
Income taxes payable	6,055	2,161	1	119	—	8,336
Long-term debt	—	1,593,710	1	832	—	1,594,543
Other liabilities	6,441	—	17,639	3,677	—	27,757
Deferred income tax liabilities, net	—	—	76,672	3,719	—	80,391
Total liabilities	1,685,054	2,756,132	451,628	144,027	(2,878,072)	2,158,769
Total stockholders’ equity (deficit)	(60,323)	1,621,843	4,374,334	385,629	(6,381,806)	(60,323)
Total liabilities and stockholders’ equity (deficit)	$1,624,731	$4,377,975	$4,825,962	$529,656	$(9,259,878)	$2,098,446

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended March 31, 2020

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$713,872	$157,151	$—	$871,023
Related party sales	—	—	382	—	(382)	—
Cost of goods sold	—	—	355,373	86,275	(382)	441,266
Gross profit	—	—	358,881	70,876	—	429,757
Selling, general and administrative expenses	2,758	179	306,197	74,165	—	383,299
Restructuring	—	—	3,193	—	—	3,193
Operating earnings (loss)	(2,758)	(179)	49,491	(3,289)	—	43,265
Interest expense (income)	—	21,652	3	(11)	—	21,644
Earnings (loss) before provision for income taxes	(2,758)	(21,831)	49,488	(3,278)	—	21,621
Provision (benefit) for income taxes	(708)	(5,604)	11,502	3,063	—	8,253
Equity in earnings (loss) of subsidiaries, net of tax	15,418	31,645	(6,341)	—	(40,722)	—
Net earnings (loss)	13,368	15,418	31,645	(6,341)	(40,722)	13,368
Other comprehensive income, net of tax	—	(80)	—	(21,746)	—	(21,826)
Total comprehensive income (loss)	$13,368	$15,338	$31,645	$(28,087)	$(40,722)	$(8,458)

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended March 31, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$769,284	$176,568	$—	$945,852
Related party sales	—	—	480	—	(480)	—
Cost of goods sold	—	—	383,147	94,861	(480)	477,528
Gross profit	—	—	386,617	81,707	—	468,324
Selling, general and administrative expenses	3,084	198	281,404	76,940	—	361,626
Restructuring	—	—	(5,814)	—	—	(5,814)
Operating earnings (loss)	(3,084)	(198)	111,027	4,767	—	112,512
Interest expense (income)	—	23,871	(1)	(49)	—	23,821
Earnings (loss) before provision for income taxes	(3,084)	(24,069)	111,028	4,816	—	88,691
Provision (benefit) for income taxes	(791)	(6,179)	28,795	1,141		22,966
Equity in earnings of subsidiaries, net of tax	68,018	85,908	3,675	—	(157,601)	—
Net earnings	65,725	68,018	85,908	3,675	(157,601)	65,725
Other comprehensive income (loss), net of tax	—	(2,140)	—	3,282		1,142
Total comprehensive income (loss)	$65,725	$65,878	$85,908	$6,957	$(157,601)	$66,867

Condensed Consolidating Statement of Cash Flows

Six Months Ended March 31, 2020

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash (used) provided by operating activities	$(17,666)	$(30,822)	$122,299	$2,320	$—	$76,131
Cash Flows from Investing Activities:
Payments for property and equipment	(5)	—	(65,724)	(6,254)	—	(71,983)
Proceeds from sale of property and equipment	—	—	23	—	—	23
Acquisitions, net of cash acquired	—	—	(1,691)	(253)	—	(1,944)
Due from affiliates	—	—	239,910	—	(239,910)	—
Net cash (used) provided by investing activities	(5)	—	172,518	(6,507)	(239,910)	(73,904)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	787,500	—	—	—	787,500
Repayments of long-term debt	—	(437,386)	1	—	—	(437,385)
Repurchases of common stock	(61,357)	—	—	—	—	(61,357)
Proceeds from exercises of stock options	2,771	—	—	—	—	2,771
Due to affiliates	76,257	(319,292)	—	3,125	239,910	—
Net cash provided by financing activities	17,671	30,822	1	3,125	239,910	291,529
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(837)	—	(837)
Net increase (decrease) in cash and cash equivalents	—	—	294,818	(1,899)	—	292,919
Cash and cash equivalents, beginning of period	—	10	41,009	30,476	—	71,495
Cash and cash equivalents, end of period	$—	$10	$335,827	$28,577	$—	$364,414

Condensed Consolidating Statement of Cash Flows

Six Months Ended March 31, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash (used) provided by operating activities	$1,262	$(32,639)	$144,685	$(3,198)	$—	$110,110
Cash Flows from Investing Activities:
Payments for property and equipment	—	—	(41,559)	(4,839)	—	(46,398)
Proceeds from sale of property and equipment	—	—	12,007	3	—	12,010
Acquisitions, net of cash acquired	—	—	(2,008)	(840)	—	(2,848)
Due from affiliates	—	—	(92,458)	—	92,458	—
Net cash used by investing activities	—	—	(124,018)	(5,676)	92,458	(37,236)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	242,500	4	—	—	242,504
Repayments of long-term debt	—	(304,154)	(2)	(1)	—	(304,157)
Repurchases of common stock	—	—	—	—	—	—
Proceeds from exercises of stock options	1,721	—	—	—	—	1,721
Due to affiliates	(2,983)	94,293	—	1,148	(92,458)	—
Net cash (used) provided by financing activities	(1,262)	32,639	2	1,147	(92,458)	(59,932)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(460)	—	(460)
Net increase (decrease) in cash and cash equivalents	—	—	20,669	(8,187)	—	12,482
Cash and cash equivalents, beginning of period	—	10	29,050	48,235	—	77,295
Cash and cash equivalents, end of period	$—	$10	$49,719	$40,048	$—	$89,777

15.   Restructuring

Restructuring expense and gain for the three and six months ended March 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Project Surge	$107	$—	$1,360	$—
Transformation Plan	3,086	(5,814)	4,365	(1,834)
Total expense (gain)	$3,193	$(5,814)	$5,725	$(1,834)

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

The liability related to Project Surge, which is included in accrued liabilities on our condensed consolidated balance sheets, is as follows (in thousands):

Project Surge	Liability at September 30, 2019	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at March 31, 2020
Workforce reductions	$—	$998	$998	$—	$—
Other	—	362	362	—	—
Total	$—	$1,360	$1,360	$—	$—

Expenses incurred during the six months ended March 31, 2020, represent costs incurred by SBS of $1.3 million and corporate of $0.1 million.

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

The liability related to the Transformation Plan, which is included in accrued liabilities on our condensed consolidated balance sheets, is as follows (in thousands):

Transformation Plan	Liability at September 30, 2019	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at March 31, 2020
Workforce reductions	$654	$2,022	$1,959	$—	$717
Consulting	204	1,426	1,630	—	—
Other	70	917	987	—	—
Total	$928	$4,365	$4,576	$—	$717

Expenses incurred during the six months ended March 31, 2020, represent costs incurred by corporate of $2.4 million, SBS of $1.3 million and BSG of $0.7 million.

16. Subsequent Events

On April 15, 2020, we entered into an amendment to our ABL facility to, among other things, increase the revolving commitment thereunder from $500.0 million to $600.0 million, establish a FILO (first-in, last-out) tranche of indebtedness in the amount of $20.0 million, increase pricing on the revolving loans and modify certain covenant and reporting terms. The ABL Facility will continue to be secured by a first-priority lien in and upon the accounts and inventory (and the proceeds thereof) of the Company and its guarantor subsidiaries.  The ABL Facility will be secured by a second-priority lien in and upon the remaining assets of the Company and its guarantor subsidiaries. The ABL facility will mature on July 6, 2022.

On April 24, 2020, we completed a private an offering of $300.0 million aggregate principal amount of senior secured second lien notes due 2025 (the “Notes”) and received $295.5 million in net proceeds from the Notes offering. The Notes will bear interest at a rate of 8.75% and were issued at par. The Notes are guaranteed on a senior secured basis by the guarantors who have guaranteed obligations under our senior secured credit facilities and our existing notes. We intend to use the net proceeds for working capital and general corporate purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, including the Risk Factors section, and information contained elsewhere in this Quarterly Report, including the condensed consolidated interim financial statements and notes to those financial statements and the Risk Factors contained in Section 1A. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year.

Highlights for the Three Months Ended March 31, 2020:

•

During the three months ended March 31, 2020, as a result of the COVID-19 pandemic, we temporarily shut down virtually all global customer-facing store operations. As such, our results of operations for the three months ended March 31, 2020, were significantly impacted;

•	Consolidated net sales for the three months ended March 31, 2020, decreased $74.8 million, or 7.9%, to $871.0 million, compared to the three months ended March 31, 2019;
•	Our global e-commerce sales increased 28.2% compared to the three months ended March 31, 2019;
•	Consolidated same store sales decreased 7.1% for the three months ended March 31, 2020. SBS same store sales decreased 7.0% and BSG same store sales decreased 7.4%;
•

Consolidated gross profit for the three months ended March 31, 2020, decreased $38.6 million, or 8.2%, to $429.8 million compared to the three months ended March 31, 2019. Gross margin decreased 20 basis points to 49.3% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019;

•

Consolidated operating earnings for the three months ended March 31, 2020, decreased $69.2 million, or 61.5%, to $43.3 million compared to the three months ended March 31, 2019. Operating margin decreased 690 basis points to 5.0% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019;

•

Consolidated net earnings decreased $52.4 million, or 79.7%, to $13.4 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. As a percentage of net sales, net earnings decreased 540 basis points to 1.5% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019;

•	Diluted earnings per share for the three months ended March 31, 2020, were $0.12, compared to $0.54 for the three months ended March 31, 2019;
•

Cash provided by operations was $13.8 million for the three months ended March 31, 2020, compared to $59.9 million for the three months ended March 31, 2019. In addition, as a result of COVID-19, we preemptively drew on our ABL facility, subsequently modified our ABL facility and issued additional senior notes; and

•

Prior to COVID-19, we repurchased and retired approximately 3.9 million shares of our common stock under the 2017 Share Repurchase Program at an aggregate cost of $50.0 million and paid down $22.0 million and $7.9 million aggregate principal of our term loan B fixed rate tranche and senior notes due 2025, respectively.

Impact of COVID-19 on Our Business and Business Strategy Update

Our results of operations for the three months ended March 31, 2020, were significantly impacted by the effects of COVID-19.  Prior to the widening effects of the COVID-19 pandemic in the United States which commenced in early March, we delivered strong same store sales growth in both of our Sally Beauty and Beauty Systems Group segments, showing signs of success in certain elements of our previously announced transformation plans. Consolidated same store sales decreased by 7.1% for the entire second quarter, as a result of the COVID-19 pandemic leading to the shutdown of customer-facing operations in virtually all stores globally in the middle of March.  Prior to March 12th, the COVID-19 inflection date for the Company, same store sales had been up 4.7%.

As part of these temporary closures, we also announced that we would temporarily idle several distribution centers and temporarily furlough elements of our headquarters staff, in advance of a network restart. Furthermore, our Chief Executive Officer and Board of Directors have reduced their pay by 50% for the duration of the COVID-19 crisis and other senior leaders will also have significant reductions in salary for the same time period.

During the three months ended March 31, 2020, prior to COVID, we made solid progress against our transformation plans as we played to win by focusing on hair color and hair care, improved our retail fundamentals, advanced our digital commerce capabilities and drove costs out of the business. We completed the nationwide roll out of our new point-of-sale system in BSG and are continuing the roll out in SBS, which will allow our store associates to better serve our customers. In early March, as a result of COVID-19, we reprioritized our transformation plans to accelerate key digital and supply chain initiatives, pivoted to cash management and expense reduction, and paused efforts such as our national brand relaunch, our work against a new merchandising system implementation and the start-up of the new North Texas distribution node. Additionally due to the evolving COVID-19 pandemic and the related business uncertainty, we are deferring non-digital capital investments and aggressively attacking our short-term cost structure.

In support of our operations and out of an abundance of caution, we also preemptively drew on our ABL facility and have $395.5 million outstanding as of March 31, 2020. Furthermore, on April 15, 2020, we amended our ABL facility to increase the revolving commitment thereunder from $500.0 million to $600.0 million, establish a FILO (first-in, last-out) tranche of indebtedness in the amount of $20.0 million, increase pricing on the revolving loans and modify certain covenant and reporting terms.  To further strengthen our liquidity, on April 24, we closed on $300.0 million of 8.75% senior secured second-lien notes due 2025.

On April 18, 2020, we began the measured process of re-opening our stores to the public. For the week of May 4, 2020, we have re-opened approximately 1,500 stores globally. Store re-openings are triggered by local regulation, the adoption of the Company’s new COVID-19 related safety protocols, as well as the recall from furlough of sufficient store staff.

While the effects of the COVID-19 pandemic and related responses largely impacted the last month of our fiscal 2020 second quarter, we expect the pandemic to have a material impact on the entirety of our fiscal 2020 third quarter results of operations, cash flows and financial position.  Furthermore, due to the uncertainty over the duration and severity of the economic and operational impacts of COVID-19, this material adverse impact may continue for the remainder of our fiscal 2020 year and beyond.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Net sales:
SBS	$519,509	$565,604	$(46,095)	(8.1)%	$1,088,657	$1,146,213	$(57,556)	(5.0)%
BSG	351,514	380,248	(28,734)	(7.6)%	762,574	789,092	(26,518)	(3.4)%
Consolidated	$871,023	$945,852	$(74,829)	(7.9)%	$1,851,231	$1,935,305	$(84,074)	(4.3)%

Gross profit:
SBS	$289,067	$314,729	$(25,662)	(8.2)%	$598,057	$631,959	$(33,902)	(5.4)%
BSG	140,690	153,595	(12,905)	(8.4)%	306,548	317,071	(10,523)	(3.3)%
Consolidated	$429,757	$468,324	$(38,567)	(8.2)%	$904,605	$949,030	$(44,425)	(4.7)%

Segment gross margin:
SBS	55.6%	55.6%	—	bps	54.9%	55.1%	(20)	bps
BSG	40.0%	40.4%	(40)	bps	40.2%	40.2%	—	bps
Consolidated	49.3%	49.5%	(20)	bps	48.9%	49.0%	(10)	bps

Net earnings:
Segment operating earnings:
SBS	$56,373	$86,715	$(30,342)	(35.0)%	$130,598	$176,706	$(46,108)	(26.1)%
BSG	41,039	56,518	(15,479)	(27.4)%	103,473	118,849	(15,376)	(12.9)%
Segment operating earnings	97,412	143,233	(45,821)	(32.0)%	234,071	295,555	(61,484)	(20.8)%
Unallocated expenses and restructuring (a)	54,147	30,721	23,426	76.3%	96,419	73,305	23,114	31.5%
Consolidated operating earnings	43,265	112,512	(69,247)	(61.5)%	137,652	222,250	(84,598)	(38.1)%
Interest expense	21,644	23,821	(2,177)	(9.1)%	43,185	48,310	(5,125)	(10.6)%
Earnings before provision for income taxes	21,621	88,691	(67,070)	(75.6)%	94,467	173,940	(79,473)	(45.7)%
Provision for income taxes	8,253	22,966	(14,713)	(64.1)%	27,884	42,488	(14,604)	(34.4)%
Net earnings	$13,368	$65,725	$(52,357)	(79.7)%	$66,583	$131,452	$(64,869)	(49.3)%
	.
Number of stores at end-of-period (including franchises):
SBS					3,701	3,718	(17)	(0.5)%
BSG					1,374	1,388	(14)	(1.0)%
Consolidated					5,075	5,106	(31)	(0.6)%
Same store sales growth (decline) (b):
SBS	(7.0)%	(0.3)%	(670)	bps	(4.0)%	0.2%	(420)	bps
BSG	(7.4)%	(0.9)%	(650)	bps	(3.0)%	(0.7)%	(230)	bps
Consolidated	(7.1)%	(0.5)%	(660)	bps	(3.6)%	(0.1)%	(350)	bps

(a)

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. See Note 15 of the Notes to Condensed Consolidated Financial Statements for details on our restructuring charges.

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

Results of Operations

The Three Months Ended March 31, 2020, compared to the Three Months Ended March 31, 2019

Net Sales

Consolidated. Consolidated net sales include a negative impact from changes in foreign currency exchange rates of $3.1 million, or 0.4% of consolidated net sales.

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Same store sales	$(37,244)
Sales outside same store sales	(5,853)
Foreign currency exchange	(2,998)
Total	$(46,095)

SBS experienced lower unit volume (which was caused by the impact of COVID-19, lower customer traffic and the reduction in company-operated stores during the last 12 months). These headwinds were partially offset by an increase in average unit prices, resulting from targeted price increases, a change in product mix to higher-priced products, increased e-commerce sales and a promotional efficiency effort.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Same store sales	$(19,495)
Sales outside same store sales	(9,106)
Foreign currency exchange	(133)
Total	$(28,734)

BSG experienced lower unit volume primarily as a result of the temporary closure of all of our customer-facing store operations in the U.S. and Canada due to the effects of COVID-19. The negative impact of the temporary closures were partially offset by an increase in average unit prices resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months and increased e-commerce sales.

Gross Profit

Consolidated. Consolidated gross profit decreased for the three months ended March 31, 2020, primarily due to lower net sales in both segments and a lower gross margin in BSG.

SBS. SBS’s gross profit decreased for the three months ended March 31, 2020, as a result of a lower net sales.  SBS gross margin was unchanged for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

BSG. BSG’s gross profit decreased for the three months ended March 31, 2020, primarily as a result of a lower net sales and a lower gross margin. BSG’s gross margin decreased primarily as a result of the timing of promotional activity.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses increased primarily as a result of costs associated with disaster payments and furloughed employees in response to COVID-19, higher advertising expenses and increased shipping costs resulting from increased e-commerce volume. These increases were partially offset by lower compensation and compensation-related expenses and an employee retention payroll tax credit provided by the CARES Act. Consolidated selling, general and administrative expenses, as a percentage of net sales, increased 580 basis points to 44.0% for the three months ended March 31, 2020. This deleveraging was driven by lost sales as a result of the impact of COVID-19.

SBS. SBS’s selling, general and administrative expenses increased $4.7 million, or 2.1%, for the three months ended March 31, 2020. This increase was primary due to higher advertising expense of $5.2 million, increased shipping costs of $2.4 million and increased rent expense of $1.5 million. These increases were partially offset by lower compensation and compensation-related expenses of $3.3 million, including a lower anticipated annual incentive bonuses and lower sales bonuses, and the positive impact from changes in foreign currency exchange rates of $1.3 million.

BSG. BSG’s selling, general and administrative expenses increased $2.6 million, or 2.7%, for the three months ended March 31, 2020, primarily as a result of higher advertising expenses of $1.2 million and increased shipping costs of $0.8 million.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $14.4 million, or 39.5%, for the three months ended March 31, 2020, primarily from costs associated with disaster payments and furloughed employees in response to COVID-19, partially offset by an employee retention payroll tax credit provided by the CARES Act.

Restructuring

For the three months ended March 31, 2020, we incurred restructuring charges of $3.2 million primarily in connection with the Transformation Plan. For the three months ended March 31, 2019, we recognized income of $5.8 million in connection with the supply chain modernization plan, which included a $6.6 million gain from selling our secondary headquarters and fulfillment center in Denton, Texas. See Note 15 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

The decrease in interest expense is primarily from lower outstanding principal balances on our term loan B and our senior notes. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The effective tax rates were 38.2% and 25.9%, for the three months ended March 31, 2020, and 2019, respectively. The increase in the effective tax rate was primarily driven by the establishment of a valuation allowance in a foreign subsidiary and increased foreign losses, as compared to the prior period, which cannot be tax benefitted.

The Six Months Ended March 31, 2020, compared to the Six Months Ended March 31, 2019

Net Sales

Consolidated. Consolidated net sales include a negative impact from changes in foreign currency exchange rates of $4.1 million, or 0.2% of consolidated net sales.

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Same store sales	$(43,154)
Sales outside same store sales	(10,341)
Foreign currency exchange	(4,061)
Total	$(57,556)

SBS experienced lower unit volume caused by lower customer traffic, the reduction in company-operated stores during the last 12 months and the temporary closure of all of our customer-facing store operations in the U.S. and Canada due to the effects of COVID-19. The segment also experienced a lapped non-recurring benefit from the prior year. These headwinds were partially offset by an increase in average unit prices, resulting from targeted price increases, a change in product mix to higher-priced products, increased e-commerce sales and a promotional efficiency effort, partially offset by implementation related technology disruptions in the first fiscal quarter which led to incorrect POS pricing, elevated promotional discounts and higher loyalty program redemptions.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Same store sales	$(16,080)
Sales outside same store sales	(10,356)
Foreign currency exchange	(82)
Total	$(26,518)

BSG experienced lower unit volume primarily as a result of the temporary closure of all of our customer-facing store operations in the U.S. and Canada due to the effects of COVID-19.  The negative effects of these temporary closures were partially offset by an increase in average unit prices resulting primarily from the introduction of certain third-party brands with higher average unit prices in the preceding 12 months and increased e-commerce sales.

Gross Profit

Consolidated. Consolidated gross profit decreased for the six months ended March 31, 2020, primarily due to lower net sales in both segments and a lower gross margin in SBS.

SBS. SBS’s gross profit decreased for the six months ended March 31, 2020, primarily as a result of a lower net sales and a lower gross margin. SBS’s gross margin decreased primarily as a result of the implementation related technology disruptions and non-recurring benefits that we lapped from the prior year, partially offset by continued promotional efficiencies and targeted price increases.

BSG. BSG’s gross profit decreased for the six months ended March 31, 2020, primarily as a result of lower sales. BSG’s gross margin remained flat for the six months ended March 31, 2020, compared to the six months ended March 31, 2019.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses increased primarily as a result of higher compensation and compensation-related expenses, SBS advertising expenses and legal costs. Consolidated selling, general and administrative expenses, as a percentage of net sales, increased 350 basis points to 41.1% for the six months ended March 31, 2020. This deleveraging was driven by lost sales as a result of the impact of COVID-19.

SBS. SBS’s selling, general and administrative expenses increased $12.2 million, or 2.7%, for the six months ended March 31, 2020. This increase reflects higher advertising expense of $6.7 million, increased shipping costs of $4.3 million and higher compensation and compensation-related expenses.

BSG. BSG’s selling, general and administrative expenses increased $4.9 million, or 2.4%, for the six months ended March 31, 2020, primarily as a result of higher advertising expense of $1.1 million, increased shipping costs of $1.1 million and higher depreciation expense of $0.8 million.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $15.6 million, or 20.7%, for the six months ended March 31, 2020, primarily from costs associated with disaster payments and furloughed employees in response to COVID-19 and higher professional fees of $3.3 million, partially offset by an employee retention payroll tax credit provided by the CARES Act.

Restructuring

For the six months ended March 31, 2020, we incurred restructuring charges of $5.7 million in connection with Project Surge and the Transformation Plan. For the six months ended March 31, 2019, we recognized income of $1.8 million in connection with the supply chain modernization plan, which included a $6.6 million gain from selling our secondary headquarters and fulfillment center in Denton, Texas, and the 2018 Restructuring Plan. See Note 15 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

The decrease in interest expense is primarily from lower outstanding principal balances on our term loan B and our senior notes. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The effective tax rates were 29.5% and 24.4%, for the six months ended March 31, 2020, and 2019, respectively. The increase in the effective tax rate was primarily driven by the establishment of a valuation allowance in a foreign subsidiary and increased foreign losses, as compared to the prior period, which cannot be tax benefitted. Additionally, for the six months ended March 31, 2019, the provision for income taxes included an income tax benefit due to an adjustment to our previously recorded transition tax on unrepatriated foreign earnings as a result of the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures, debt repayment and share repurchases. Working capital (current assets less current liabilities) decreased $174.3 million, to $533.2 million at March 31, 2020, compared to $707.5 million at September 30, 2019, resulting primarily from the impact of the adoption of the new lease standard.

At March 31, 2020, cash and cash equivalents were $364.4 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to fund working capital requirements, potential acquisitions, finance anticipated capital expenditures, including information technology upgrades and store remodels and debt repayments over the next 12 months. Due to the impact of COVID-19, we have shifted our focus to being proactive in maintaining our financial flexibility. As mentioned above, we have reduced our capital investments, idled several distribution centers, temporarily furloughed elements of the headquarter and field staff and implemented reductions in salary for senior leaders for the duration of the COVID-19 crisis, including 50% reduction in the Chief Executive Officer’s pay.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and opportunistic share repurchases. During the quarter we drew on the revolver to fund share repurchase and debt paydown activity. During the six months ended March 31, 2020, the weighted-average interest rate on our borrowings under the ABL facility was 3.1%. During late March, in support of our operations and out of an abundance of caution, we preemptively drew on our ABL facility as a result of COVID-19. The amounts drawn are generally paid down with cash provided by our operating activities. As of March 31, 2020, we had $85.8 million available for borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Subsequent to the end of the second fiscal quarter, we entered into an amendment to our ABL facility to, among other things, increase the revolving commitment thereunder from $500.0 million to $600.0 million, establish a FILO (first-in, last-out) tranche of indebtedness in the amount of $20.0 million, increase pricing on the revolving loans and modify certain covenant and reporting terms.   We also issued $300.0 million of 8.75% senior secured second-lien notes due 2025 in a private offering in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.  See Note 16, Subsequent Events, for more information.

Share Repurchase Programs

During the six months ended March 31, 2020, we repurchased and subsequently retired approximately 3.9 million shares of our common stock at an aggregate cost of $50.0 million. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. As of March 31, 2020, we had authorization of approximately $726.1 million of additional potential share repurchases remaining under the 2017 Share Repurchase Program.

Historical Cash Flows

Historically, our primary source of cash has been net funds provided by operating activities and, when necessary, borrowings under our ABL facility. The primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2020, decreased $34.0 million to $76.1 million, compared to the six months ended March 31, 2019, mainly due to lower net earnings, partially offset by the timing of our vendor receivables and higher inventory purchases in the prior year resulting from the correction of supply chain issues created by certain vendors and the launch of new product lines.

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2020, increased $36.7 million to $73.9 million, compared to the six months ended March 31, 2019. This change was primarily a result of higher of capital expenditures, related to our investments in information technology, and the selling our secondary headquarters and fulfillment center in the prior year with no comparable sale in this year.

Net Cash Provided (Used) by Financing Activities

The change in financing activities cash flows was primarily a result of additional borrowings, out of an abundance of caution, under our ABL facility in connection with COVID-19 and the repurchase of $61.4 million of our common stock.

Long-Term Debt

At March 31, 2020, we had $1,958.7 million in debt, not including capital leases, unamortized debt issuance costs and debt discounts, in the aggregate, of $12.8 million. Our debt consisted of $877.4 million of senior notes outstanding, a term loan B with an outstanding principal balance of $685.8 million and $395.5 million of principal borrowings outstanding under our ABL facility.

See Note 10, Short-term Borrowings and Long-term Debt, and Note 16, Subsequent Events, for more information on our debt.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2019.

Off-Balance Sheet Financing Arrangements

At March 31, 2020, and September 30, 2019, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2020, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which could materially affect our business, financial condition or future results. Other than the risks set forth below, there have been no material changes from the risk factors disclosed in such Annual Report. The risks described in such Annual Report and herein are not the only risks facing our company.

The recent novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.

In late 2019, COVID-19 was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. As a result of COVID-19, on March 23, 2020, we temporarily closed all U.S. and Canadian retail and wholesale store fronts to customers without a firm date on when we will reopen.  While we have begun opening certain of our stores, the cadence of reopening the North American fleet of stores is uncertain. Beginning in mid-March 2020, certain stores have transitioned to a contactless curbside service model, or to a ship-from-store mode as permitted by regulation or local order. Because we will require a smaller workforce to execute on the critical activities of our business during this time, we have furloughed most of our employees. We have provided furloughed employees in the U.S. and Canada with two weeks’ pay and medical benefits continuation through June 30, 2020. Due to the uncertainty of COVID-19, we will continue to assess the situation, including government-imposed restrictions, market by market.

We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties which will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of the COVID-19 pandemic and the impact of governmental regulations that might be imposed in response to the pandemic. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in temporary store closures, limitation of store hours, limitations on number of people in stores or in warehouses, requirements on sanitation and social distancing practices, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. In addition, we expect to be impacted by the deterioration in the economic conditions in North America, which potentially could have an impact on discretionary consumer spending. Further, deteriorating economic conditions globally have created a challenging environment for financing, creating substantial uncertainty regarding the availability of credit. The combination of reduced consumer spending and volatile credit markets could adversely impact our liquidity. However, while it is premature to accurately predict the ultimate impact of these developments, we expect our financial results to be materially adversely impacted.

To the extent the COVID-19 pandemic adversely affects our business, liquidity and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and in the “Risk Factors” section of our Annual Report on Form 10-K, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Our business has been and may continue to be materially and adversely affected by the spread of the novel coronavirus (COVID-19).

Many of our vendors either produce their products or source component parts of their products from areas affected by COVID-19. As a result, the business disruptions caused by the spread of COVID-19 may impact our ability to timely acquire the products we sell to our customers and our business may be adversely affected. In addition, consumer fears about becoming ill with the disease may continue, which will adversely affect traffic to our and our customers’ stores. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 pandemic. This may negatively impact sales in our stores, when reopened to the public, and our e-commerce channel and may cause our wholesale customers to purchase fewer products from us. The COVID-19 pandemic also has the potential to have a continued significant impact on our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain products.

We have taken decisive actions across our businesses to help protect employees, customers, and others in the communities we serve including in response to the increased impact from COVID-19. In addition to store closures, we are temporarily idling several distribution centers. Our online commerce business continues to be available to customers. While the COVID-19 pandemic is expected to be temporary and it is premature to accurately predict the ultimate impact of these developments, we expect our financial results to be materially adversely impacted. The disruption to the global economy and to our business, along with a sustained decline in our stock price, may lead to triggering events that may indicate that the carrying value of certain assets, including inventories, accounts receivables, long-lived assets, intangibles, and goodwill, may not be recoverable. The further spread of COVID-19, and the requirement to take action to limit the spread of the illness, has had, and may continue to have, a material adverse impact on global economic conditions, our business, liquidity, results of operations and financial condition, including on our potential to conduct financings on terms acceptable to us, if at all.

Changes in consumer behavior as a result of COVID-19 may materially and adversely affect our business.

Consumer behavior may fundamentally change as a result of COVID-19 in both the near and long term.  Traffic in retail stores, including our stores, may be materially and adversely affected with more consumers relying on ecommerce.  Consumer spending may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 pandemic.  All of this could materially and adversely impact sales at our retail stores. We have reprioritized our transformation plans to accelerate the roll-out of our digital programs in response to the temporary closure of our stores and potential changes in consumer behavior, however, there is no guarantee that we will be successful in growing our ecommerce sales.  Furthermore, we have expended and may continue to expend significant resources to strengthen our digital platforms.  In addition, we may also need to re-design our supply chain to focus more on ecommerce sales and fulfillment, which could result in capital expenditures, business disruption and lower margin sales.

Health concerns arising from the outbreak of a health epidemic or pandemic may have an adverse effect on our business.

In addition to COVID-19, our business could be materially and adversely affected by the outbreak of a widespread epidemic or pandemic, including those arising from various strains of avian flu or swine flu, such as H1N1, particularly if located in regions from which we derive a significant amount of revenue or profit. The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of stores and fulfillment centers, which could severely disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Furthermore, other viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or customers to avoid gathering in public places, which could adversely affect store traffic or the ability to adequately staff stores. We could also be adversely affected if government authorities impose mandatory closures, seek voluntary closures, impose restrictions on operations of stores, or restrict the import or export of inventory. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and operating results.

A downturn in economic conditions and other external market factors could have a significant adverse effect on our business and our financial condition.

During economic downturns, including any potential impacts from COVID-19, fewer customers may shop in our stores and on our websites, and those who do shop may limit the amount of their purchases. This reduced demand may lead to lower sales and intensified competitive pressures, resulting in higher markdowns and/or increased marketing and promotional spending. Additionally, factors such as results differing from guidance, changes in sales and operating income in the peak seasons, changes in our market valuations, performance results for the general retail industry, announcements by us or our industry peers or changes in analysts’ recommendations may cause volatility in the price of our common stock and our shareholder returns.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	-	$-	-	$776,120,613
February 1 - February 29, 2020	1,561,376	13.06	1,561,376	755,725,524
March 1 - March 31, 2020	2,374,537	12.47	2,374,537	726,120,621
Total this quarter	3,935,913	$12.70	3,935,913	$726,120,621

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

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit); and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in Inline XBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 7, 2020

	By:	/s/ Aaron E. Alt
Aaron E. Alt
Senior Vice President, Chief Financial Officer and President – Sally Beauty Supply
For the Registrant and as its Principal Financial Officer