Form 10-Q
period 2020-06-30
Sally Beauty Holdings, Inc.
filed 2020-07-31
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2020

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

As of July 24, 2020, there were 112,852,369 shares of the issuer’s common stock outstanding.

In this Quarterly Report, references to “the Company,” “Sally Beauty,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q and in the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions may also identify such forward-looking statements. Forward-looking statements may relate to, among other things, the impact on our business, operations and financial results of the novel coronavirus (“COVID-19”) pandemic.

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following condensed consolidated balance sheets as of June 30, 2020, and September 30, 2019, the condensed consolidated statements of earnings (loss), condensed consolidated statements of comprehensive income (loss) and the condensed statements of stockholders’ deficit for the three and nine months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2020 and 2019, are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	June 30, 2020	September 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$838,811	$71,495
Trade accounts receivable, net	42,818	43,136
Accounts receivable, other	17,485	61,403
Inventory	815,632	952,907
Other current assets	48,596	34,612
Total current assets	1,763,342	1,163,553
Property and equipment, net of accumulated depreciation of $688,798 at June 30, 2020, and $659,285 at September 30, 2019	311,063	319,628
Operating lease assets	514,415	—
Goodwill	530,681	530,786
Intangible assets, excluding goodwill, net of accumulated amortization of $65,791 at June 30, 2020, and $64,615 at September 30, 2019	56,859	62,051
Other assets	21,734	22,428
Total assets	$3,198,094	$2,098,446
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$395,673	$1
Accounts payable	239,905	278,688
Accrued liabilities	148,197	169,054
Current operating lease liabilities	152,650	—
Income taxes payable	1,307	8,336
Total current liabilities	937,732	456,079
Long-term debt	1,845,594	1,594,542
Long-term operating lease liabilities	377,930	—
Other liabilities	26,433	27,757
Deferred income tax liabilities, net	79,538	80,391
Total liabilities	3,267,227	2,158,769
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 500,000 shares; 112,848 and 116,986 shares issued and 112,280 and 116,725 shares outstanding at June 30, 2020, and September 30, 2019, respectively	1,123	1,167
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	2,513	—
Accumulated earnings	46,399	55,797
Accumulated other comprehensive loss, net of tax	(119,168)	(117,287)
Total stockholders’ deficit	(69,133)	(60,323)
Total liabilities and stockholders’ deficit	$3,198,094	$2,098,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$705,287	$975,169	$2,556,518	$2,910,474
Cost of goods sold	383,441	492,947	1,330,067	1,479,222
Gross profit	321,846	482,222	1,226,451	1,431,252
Selling, general and administrative expenses	314,599	360,183	1,075,827	1,088,797
Restructuring	5,816	1,908	11,541	74
Operating earnings	1,431	120,131	139,083	342,381
Interest expense	27,298	25,781	70,483	74,092
Earnings (loss) before provision for income taxes	(25,867)	94,350	68,600	268,289
Provision (benefit) for income taxes	(2,341)	23,186	25,543	65,673
Net earnings (loss)	$(23,526)	$71,164	$43,057	$202,616
Earnings (loss) per share:
Basic	$(0.21)	$0.59	$0.38	$1.69
Diluted	$(0.21)	$0.59	$0.37	$1.68
Weighted-average shares:
Basic	112,271	120,119	114,413	120,062
Diluted	112,271	120,977	115,370	120,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net earnings (loss)	$(23,526)	$71,164	$43,057	$202,616
Other comprehensive income (loss):
Foreign currency translation adjustments	5,116	834	(3,707)	(9,591)
Interest rate caps, net of tax	245	586	274	(4,384)
Foreign exchange contracts, net of tax	(286)	103	1,552	(65)
Other comprehensive income (loss), net of tax	5,075	1,523	(1,881)	(14,040)
Total comprehensive income (loss)	$(18,451)	$72,687	$41,176	$188,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net earnings	$43,057	$202,616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	80,829	80,425
Share-based compensation expense	9,094	7,728
Amortization of deferred financing costs	2,965	2,894
Loss (gain) on early extinguishment of debt	(357)	951
Loss (gain) on disposal of equipment and other property	2,910	(6,557)
Deferred income taxes	600	12,095
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	495	3,361
Accounts receivable, other	45,888	(10,641)
Inventory	134,824	(28,283)
Other current assets	(15,840)	4,687
Other assets	(691)	(1,195)
Accounts payable and accrued liabilities	(35,572)	(59,105)
Income taxes payable	(7,154)	(926)
Other liabilities	13,336	(4,227)
Net cash provided by operating activities	274,384	203,823
Cash Flows from Investing Activities:
Payments for property and equipment	(89,740)	(66,763)
Proceeds from sale of property and equipment	38	12,021
Acquisitions, net of cash acquired	(1,944)	(2,763)
Net cash used by investing activities	(91,646)	(57,505)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,087,504	394,004
Repayments of long-term debt	(437,391)	(561,162)
Debt issuance costs	(6,257)	—
Payments for common stock repurchased	(61,357)	—
Proceeds from exercises of stock options	2,722	1,787
Net cash provided (used) by financing activities	585,221	(165,371)
Effect of foreign exchange rate changes on cash and cash equivalents	(643)	(387)
Net increase (decrease) in cash and cash equivalents	767,316	(19,440)
Cash and cash equivalents, beginning of period	71,495	77,295
Cash and cash equivalents, end of period	$838,811	$57,855
Supplemental Cash Flow Information:
Interest paid	$74,046	$82,903
Income taxes paid	$45,292	$62,852
Capital expenditures incurred but not paid	$4,469	$3,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity (Deficit)
Balance at September 30, 2019	116,725	$1,167	$—	$55,797	$(117,287)	$(60,323)
Cumulative effect of ASC 842 adoption	—	—	—	(445)	—	(445)
Net earnings	—	—	—	53,215	—	53,215
Other comprehensive income	—	—	—	—	14,870	14,870
Repurchases and cancellations of common stock	(766)	(7)	(6,237)	(5,113)	—	(11,357)
Share-based compensation	—	—	3,473	—	—	3,473
Stock issued for stock options	206	2	2,764	—	—	2,766
Balance at December 31, 2019	116,165	$1,162	$—	$103,454	$(102,417)	$2,199
Net earnings	—	—	—	13,368	—	13,368
Other comprehensive loss	—	—	—	—	(21,826)	(21,826)
Repurchases and cancellations of common stock	(3,936)	(39)	(3,064)	(46,897)	—	(50,000)
Share-based compensation	—	—	3,059	—	—	3,059
Stock issued for stock options	35	—	5	—	—	5
Balance at March 31, 2020	112,264	$1,123	$-	$69,925	$(124,243)	$(53,195)
Net loss	—	—	—	(23,526)	—	(23,526)
Other comprehensive income	—	—	—	—	5,075	5,075
Share-based compensation	—	—	2,562	—	—	2,562
Stock issued for stock options	16	—	(49)	—	—	(49)
Balance at June 30, 2020	112,280	$1,123	$2,513	$46,399	$(119,168)	$(69,133)

					Accumulated
			Additional	Accumulated	Other	Total
	Common Stock		Paid-in	(Deficit)	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Deficit
Balance at September 30, 2018	119,926	$1,199	$—	$(179,764)	$(89,991)	$(268,556)
Net earnings	—	—	—	65,727	—	65,727
Other comprehensive loss	—	—	—	—	(16,705)	(16,705)
Share-based compensation	—	—	3,354	—	—	3,354
Stock issued for stock options	115	1	1,448	—	—	1,449
Balance at December 31, 2018	120,041	$1,200	$4,802	$(114,037)	$(106,696)	$(214,731)
Net earnings	—	—	—	65,725	—	65,725
Other comprehensive income	—	—	—	—	1,142	1,142
Share-based compensation	—	—	2,517	—	—	2,517
Stock issued for stock options	66	1	271	—	—	272
Balance at March 31, 2019	120,107	$1,201	$7,590	$(48,312)	$(105,554)	$(145,075)
Net earnings	—	—	—	71,164	—	71,164
Other comprehensive income	—	—	—	—	1,523	1,523
Share-based compensation	—	—	1,857	—	—	1,857
Stock issued for stock options	23	—	66	—	—	66
Balance at June 30, 2019	120,130	$1,201	$9,513	$22,852	$(104,031)	$(70,465)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information not misleading. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of June 30, 2020, and September 30, 2019, our consolidated results of operations, consolidated comprehensive income (loss), and consolidated statements of stockholders’ deficit for the three and nine months ended June 30, 2020 and 2019, and our consolidated cash flows for the nine months ended June 30, 2020 and 2019.

Our operating results for the three months ended June 30, 2020, may not be indicative of the results that may be expected for the full fiscal year ending September 30, 2020, in particular as a result of the effects of the COVID-19 pandemic. As a result of COVID-19, we temporarily shut down virtually all global customer-facing store operations at the end of our second fiscal quarter and the start of our third fiscal quarter, followed by a rapid re-opening process over the course of the third quarter, although there is no certainty that we will not have to reclose certain, even a significant number, of our stores in the future. As of June 30, 2020, we have re-opened substantially all of our customer-facing store operations, except for parts of our operations in Mexico and South America. Due to the uncertainty over the duration and severity of the economic and operational impacts of COVID-19, the material adverse impact of this pandemic will likely continue for the remainder of our fiscal year 2020, and may continue into our fiscal year 2021 and possibly beyond.

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

3.   Accounting Changes and Recent Accounting Pronouncements

Accounting Change

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU No. 2016-02”), which requires most operating leases to be reported on the balance sheet as a right-of-use asset and a lease liability. On October 1, 2019, we adopted ASU No. 2016-02 using a modified retrospective transition method without restating comparative periods. We have elected the package of practical expedients permitted within the transition guidance under the new standard relating to the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842. In addition, we have elected to not recognize a right-of-use asset or lease obligation for short-term leases with an initial term of 12 months or less.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 which simplifies the accounting for income taxes by removing an exception related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period with year to date losses and the recognition of deferred tax liabilities for outside basis differences. Additionally, the update clarifies and simplifies other areas of ASC 740, Income Taxes. For public companies, the amendments in the update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, but all amendments must be adopted at once. The amendments in this update have different adoption methods including prospective basis, retrospective basis, and a modified retrospective basis dependent on the specific change. We are currently evaluating the impact of this update.

4.   Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise at the point-of-sale. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data.

Changes to our contract liabilities for the period were as follows (in thousands):

September 30, 2019	$12,866
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	9,161
Revenue recognized from beginning liability	(8,703)
June 30, 2020	$13,324

Private Label Credit Card - In September 2019, we signed a multi-year agreement with a third-party bank to launch a private label credit card (the “Program”). As of June 30, 2020, Program operations had not yet commenced.

See Note 13 for additional information regarding the disaggregation of our sales revenue.

5.   Fair Value Measurements

Fair value on recurring basis

Consistent with the three-level hierarchy defined in ASC Topic 820, Fair Value Measurement, as amended, we categorize our financial assets and liabilities as follows (in thousands):

	Classification	Fair Value Hierarchy Level	June 30, 2020	September 30, 2019
Financial Assets:
Foreign exchange contracts	Other current assets	Level 2	$1,367	$—
Interest rate caps	Other assets	Level 2	308	344
Total assets			$1,675	$344

Other fair value disclosures

		June 30, 2020		September 30, 2019
	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding capital leases
Senior notes	Level 1	$1,177,380	$1,177,726	$885,296	$898,814
Term loan B	Level 2	685,788	651,498	724,000	709,830
Total long-term debt		$1,863,168	$1,829,224	$1,609,296	$1,608,644

The table above excludes amounts related to our ABL facility as the balance approximates fair value due to the short-term nature of our borrowings.

6.   Stockholders’ Equity (Deficit)

Share Repurchases

In August 2017, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock, subject to certain limitations governed by our debt agreements, over an approximate four-year period expiring on September 30, 2021.

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Number of shares repurchased	—	—	4,702	—
Total cost of share repurchased	$—	$—	$61,357	$—

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2019	$(113,932)	$(3,201)	$(154)	$(117,287)
Other comprehensive loss (income) before reclassification, net of tax	(3,707)	(131)	(1,115)	(4,953)
Reclassification to net earnings (loss), net of tax	—	405	2,667	3,072
Balance at June 30, 2020	$(117,639)	$(2,927)	$1,398	$(119,168)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings (loss) were not material.

7.   Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Weighted-average basic shares	112,271	120,119	114,413	120,062
Dilutive securities:
Stock option and stock award programs	—	858	957	866
Weighted-average diluted shares	112,271	120,977	115,370	120,928

Anti-dilutive options excluded from our computation of diluted shares	4,976	5,044	4,887	5,044
Potentially dilutive stock option and stock award programs excluded from our computation of diluted shares	941	—	—	—

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

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases, reduced by tenant improvement allowances and any rent abatement. Operating lease assets are tested for impairment in the same manner as our long-lived assets. During the three months ended June 30, 2020, we recognized impairment on our certain operating lease asset and immaterial amounts for lease hold improvements of $0.9 million within selling, general and administrative expenses. See Note 15 for additional information related to impairments in connection with our restructuring activity.

Our operating and finance leases consisted of the following (in thousands):

	Balance Sheet Classification	June 30, 2020
Assets:
Operating lease	Operating lease assets	$514,415
Finance lease	Property and equipment, net	2,839
Total lease assets		$517,254

Liabilities:
Current:
Operating lease	Current operating lease liabilities	$152,650
Finance lease	Current maturities of long-term debt	173

Long-term:
Operating lease	Long-term operating lease liabilities	377,930
Finance lease	Long-term debt	683
Total lease liabilities		$531,436

Our lease costs, net of immaterial sublease income, consisted of the following (in thousands):

	Statement of Earnings (Loss) Classification	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease costs (a)	Cost of goods sold and selling, general and administrative expenses (b)	$48,785	$143,472
Finance lease costs:
Amortization of leased assets	Selling, general and administrative expenses	74	224
Interest on lease liabilities	Interest expense	11	33
Variable lease costs (c)	Selling, general and administrative expenses	5,276	34,240
Total lease costs		$54,146	$177,969

(a)	Includes costs related to short-term leases, which are immaterial.
(b)	Certain supply chain-related amounts are included in cost of goods sold.
(c)	Includes common area maintenance, real estate taxes and insurance related to leases.

In response to COVID-19, the FASB issued interpretive guidance that provides an option for entities to make a policy election for lease concessions as a result of COVID-19, provided that the modified contracts result in total cash flows that are substantially the same or less than the original contracts. This policy election allows for lease concessions to be treated as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contracts). We have elected to apply this policy election and have included rent abatements related to COVID-19 into variable lease costs. For the three and nine months ended June 30, 2020, we have recognized a benefit of $8.1 million for rent abatements.

As of June 30, 2020, the approximate future lease payments under our leases are as follows (in thousands):

Fiscal Year	Operating leases	Finance leases
Remainder of 2020	$45,867	$45
2021	161,902	171
2022	122,267	171
2023	86,973	171
2024	58,007	171
Thereafter	101,561	127
Total undiscounted lease payments	576,577	856
Less: imputed interest	45,997	—
Present value of lease liabilities	$530,580	$856

The table above does not include operating leases we have entered into of approximately $11.6 million that have not commenced, primarily related to future retail stores.

As of September 30, 2019, our future minimum lease payments under non-cancelable operating leases as reported under the previous accounting standard were as follows (in thousands):

Fiscal Year
2020	$174,578
2021	136,900
2022	95,918
2023	61,944
2024	33,803
Thereafter	40,545
$543,688

Other lease information is as follows (dollars in thousands):

Nine Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$147,959
Operating cash flows – finance leases	33
Financing cash flows – finance leases	3

Supplemental non-cash information on lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$151,528
Lease assets obtained in exchange for new finance lease liabilities	4

June 30, 2020
Weighted-average remaining lease term (in years):
Operating leases	4.9
Finance leases	4.0
Weighted-average discount rate:
Operating leases	4.3%
Finance leases	5.0%

9. Goodwill and Intangible Assets

We performed our annual assessment for impairment of goodwill and other intangible assets during our fiscal second quarter prior to the impacts of COVID-19. As a result of COVID-19, we performed an interim assessment for impairment of goodwill and other intangibles as of March 31, 2020, which updated our assumptions around the growth, timing and discount rate applied to future cash flows in connection with our business restart. Due to the uncertainty around COVID-19, our projected future cash flows may differ materially from actual results. Furthermore, we considered potential triggering events and determined there were none during the three months ended June 30, 2020, as our assumptions relative to future cash flows had improved during the quarter, and our market capitalization had increased significantly since March 31, 2020. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets.

For the three months ended June 30, 2020 and 2019, amortization expense related to other intangible assets was $2.2 million and $2.8 million, respectively, and, for the nine months ended June 30, 2020 and 2019, amortization expense was $6.8 million and $8.5 million, respectively.

During the nine months ended June 30, 2020, we recorded approximately $1.4 million in other intangible assets related to immaterial acquisitions. Additionally, goodwill was negatively impacted by approximately $0.1 million from changes in foreign currency exchange rates during the nine months ended June 30, 2020.

10.   Short-term Borrowings and Long-term Debt

During the nine months ended June 30, 2020, we preemptively drew on our ABL facility as a result of COVID-19. At June 30, 2020, we had $395.5 million outstanding, including the FILO (first-in, last-out) tranche, and $81.0 million available for borrowing under our ABL facility, including the Canadian sub-facility, subject to the conditions contained therein. Our ABL facility matures on July 6, 2022.

During the three months ended December 31, 2019, we paid down $14.8 million aggregate principal amount of our term loan B fixed tranche at a weighted-average price of 97.875% of face value, excluding accrued interest. Additionally, during the three months ended March 31, 2020, we paid down $22.0 million aggregate principal amount of our term loan B fixed tranche at a weighted-average price of 99.0% of face value, excluding accrued interest. In connection with the debt repayment, for the nine months ended June 30, 2020, we recognized a $0.4 million gain on the extinguishment of debt, including a gain of approximately $0.4 million from the discount paid under the face value and the write-off of $0.1 million in unamortized deferred financing costs.

During the three months ended March, 31, 2020, we paid down $7.9 million aggregate principal amount of our senior notes due 2025 at a weighted-average price of 98.7% of face value, excluding accrued interest.

On April 15, 2020, we entered into an amendment to our ABL facility to, among other things, increased the revolving commitment thereunder from $500.0 million to $600.0 million, established a FILO (first-in, last-out) tranche of indebtedness in the amount of $20.0 million, increased pricing on the revolving loans and modified certain covenant and reporting terms. The ABL facility continues to be secured by a first-priority lien in and upon the accounts and inventory (and the proceeds thereof) of the Company and its guarantor subsidiaries.  The ABL facility is also secured by a second-priority lien in and upon the remaining assets of the Company and its guarantor subsidiaries.

On April 24, 2020, we completed a private offering of $300.0 million aggregate principal amount of senior secured second lien notes due 2025 (the “Senior Secured Notes”) and received $295.5 million in net proceeds from the Senior Secured Notes offering. The Notes bear interest at a rate of 8.75% and were issued at par. The Senior Secured Notes are guaranteed on a senior secured basis by the guarantors who have guaranteed obligations under our senior secured credit facilities and our existing notes. We currently intend to hold the net proceeds from this offering to maintain cash reserves on our balance sheet.  If necessary, we will use the cash for working capital and general corporate purposes.

Covenants

The agreements governing our ABL facility, term loan B and the senior notes contain a customary covenant package that places restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters with customary events of default, including customary cross-default and/or cross-acceleration provisions. As of June 30, 2020, we were in compliance with all debt covenants and all the net assets of our consolidated subsidiaries were unrestricted from transfer.

11.    Derivative Instruments and Hedging Activities

During the nine months ended June 30, 2020, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 5 for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on inventory purchases in U.S. dollars by our foreign subsidiaries. At June 30, 2020, the notional amount we held through these forwards, based upon exchange rates at June 30, 2020, was as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$6,529
Canadian Dollar	2,340
Total	$8,869

We record quarterly, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold based on inventory turns. For the nine months ended June 30, 2020, we recognized $1.4 million into cost of goods sold on our condensed consolidated statements of earnings (loss). Based on June 30, 2020, valuations and exchange rates, we expect to reclassify gains of approximately $1.8 million into cost of goods sold over the next 12 months.

Additionally during the nine months ended June 30, 2020, we de-designated certain foreign currency forwards as it became probable that the forecasted transaction would not occur as a result of the recent COVID-19 pandemic. As a result, we reclassified $1.3 million in gains from AOCL into selling, general and administration expenses. These contracts expired ratably through June 30, 2020.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our term loan B. The interest rate caps are comprised of individual caplets that expire ratably through June 30, 2023, and are designated as cash flow hedges. Accordingly, changes in fair value of the interest rate caps are recorded quarterly, net of income tax, and are included in AOCL. Over the next 12 months, we expect to reclassify approximately $1.0 million into interest expense, which represents the original value of the expiring caplets.

The effects of our interest rate caps on our condensed consolidated statements of earnings (loss) were not material for the nine months ended June 30, 2020.

12.    Income Tax

The effective tax rates were 9.1% and 24.6%, for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate for the third quarter of the current year was negatively impacted by foreign losses which cannot be tax benefitted. The effective tax rates were 37.2% and 24.5%, for the nine months ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate was primarily driven by the establishment of a valuation allowance in a foreign subsidiary and increased foreign losses, as compared to the prior period, the tax benefit of which cannot be recognized. Additionally, for the nine months ended June 30, 2019, the provision for income taxes included an income tax benefit due to an adjustment to our previously recorded transition tax on unrepatriated foreign earnings as a result of the Tax Cuts and Jobs Act.

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.9	3.3	3.9	3.4
Effect of foreign operations (1)	4.6	0.2	(0.5)	0.1
Foreign valuation allowances (1)	(13.0)	(0.3)	10.2	0.2
Deemed repatriation tax (1)	(1.1)	—	0.4	(1.1)
Other, net (1)	(5.3)	0.4	2.2	0.9
Effective tax rate	9.1%	24.6%	37.2%	24.5%
(1)	For the three months ended June 30, 2020, the impact of these items is opposite the customary relationship due to the loss before the provision for income taxes that was incurred.

In response to the global pandemic related to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, temporary suspension of certain payment requirements for the employer portion of social security taxes, and the creation of certain refundable employee retention credits. There was not a material impact on our income tax expense for the three or nine months ended June 30, 2020. We will continue to monitor legislative developments related to COVID-19 and will record the associated income tax impacts in the periods that guidance is finalized or when we are able to reasonably estimate an impact.

13.   Business Segments

Segment data for the three and nine months ended June 30, 2020 and 2019, is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Sally Beauty Supply ("SBS")	$415,468	$575,025	$1,504,125	$1,721,238
Beauty Systems Group ("BSG")	289,819	400,144	1,052,393	1,189,236
Total	$705,287	$975,169	$2,556,518	$2,910,474
Earnings (loss) before provision for income taxes:
Segment operating earnings:
SBS	$3,087	$95,763	$133,684	$272,470
BSG	40,084	61,552	143,557	180,401
Segment operating earnings	43,171	157,315	277,241	452,871
Unallocated expenses	35,924	35,276	126,617	110,416
Restructuring	5,816	1,908	11,541	74
Consolidated operating earnings	1,431	120,131	139,083	342,381
Interest expense	27,298	25,781	70,483	74,092
Earnings (loss) before provision for income taxes	$(25,867)	$94,350	$68,600	$268,289

Sales between segments, which are eliminated in consolidation, were not material during the three and nine months ended June 30, 2020 and 2019.

Disaggregation of net sales by segment

	Three Months Ended June 30,		Nine Months Ended June 30,
SBS	2020	2019	2020	2019
Hair color	36.6%	30.2%	33.8%	28.9%
Hair care	16.3%	20.3%	19.0%	20.5%
Styling tools	13.6%	12.4%	13.0%	13.9%
Skin and nail care	13.3%	15.5%	13.8%	14.9%
Salon supplies and accessories	9.1%	7.1%	7.5%	7.2%
Textured hair products	4.7%	6.6%	5.1%	6.5%
Other beauty items	6.4%	7.9%	7.8%	8.1%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2020	2019	2020	2019
Hair color	42.2%	40.5%	39.7%	39.5%
Hair care	32.5%	36.1%	34.2%	34.6%
Skin and nail care	8.2%	8.1%	8.2%	8.2%
Styling tools	6.2%	3.4%	6.4%	3.5%
Other beauty items	7.0%	6.6%	3.9%	6.3%
Promotional items	3.9%	5.3%	7.6%	7.9%
Total	100.0%	100.0%	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended June 30,		Nine Months Ended June 30,
SBS	2020	2019	2020	2019
Company-operated stores	79.1%	96.9%	90.9%	96.8%
E-commerce	20.8%	2.8%	8.9%	2.9%
Franchise stores	0.1%	0.3%	0.2%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2020	2019	2020	2019
Company-operated stores	63.9%	68.8%	68.2%	69.4%
Distributor sales consultants	10.8%	18.3%	15.5%	18.2%
E-commerce	17.4%	4.9%	8.9%	4.8%
Franchise stores	7.9%	8.0%	7.4%	7.6%
Total	100.0%	100.0%	100.0%	100.0%

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

Condensed Consolidating Balance Sheet

June 30, 2020

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$771,131	$67,670	$—	$838,811
Trade and other accounts receivable, net	—	—	33,856	26,447	—	60,303
Due from affiliates	—	—	2,378,638	—	(2,378,638)	—
Inventory	—	—	608,147	207,485	—	815,632
Other current assets	14,375	206	23,417	10,598	—	48,596
Property and equipment, net	7	—	259,521	51,535	—	311,063
Operating lease assets	—	—	381,907	132,508	—	514,415
Investment in subsidiaries	1,668,707	4,473,741	361,944	—	(6,504,392)	—
Goodwill and other intangible assets, net	—	—	448,869	138,671	—	587,540
Other assets	1,447	3,701	4,589	11,997	—	21,734
Total assets	$1,684,536	$4,477,658	$5,272,019	$646,911	$(8,883,030)	$3,198,094
Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$15	$68	$197,442	$42,380	$—	$239,905
Due to affiliates	1,747,406	554,908	—	76,324	(2,378,638)	—
Accrued liabilities	164	11,567	107,574	28,892	—	148,197
Income taxes payable	—	2,162	—	(855)	—	1,307
Long-term debt	—	2,240,411	2	854	—	2,241,267
Long-term operating lease liabilities	—	—	397,477	133,103	—	530,580
Other liabilities	6,441	—	19,930	62	—	26,433
Deferred income tax liabilities, net	(357)	(165)	75,853	4,207	—	79,538
Total liabilities	1,753,669	2,808,951	798,278	284,967	(2,378,638)	3,267,227
Total stockholders’ equity (deficit)	(69,133)	1,668,707	4,473,741	361,944	(6,504,392)	(69,133)
Total liabilities and stockholders’ equity (deficit)	$1,684,536	$4,477,658	$5,272,019	$646,911	$(8,883,030)	$3,198,094

Condensed Consolidating Balance Sheet

September 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$10	$41,009	$30,476	$—	$71,495
Trade and other accounts receivable, net	—	—	65,746	38,793	—	104,539
Due from affiliates	—	—	2,878,072	—	(2,878,072)	—
Inventory	—	—	722,830	230,077	—	952,907
Other current assets	1,436	132	22,480	10,564	—	34,612
Property and equipment, net	6	—	258,132	61,490	—	319,628
Investment in subsidiaries	1,621,843	4,374,334	385,629	—	(6,381,806)	—
Goodwill and other intangible assets, net	—	—	452,645	140,192	—	592,837
Other assets	1,446	3,499	(581)	18,064	—	22,428
Total assets	$1,624,731	$4,377,975	$4,825,962	$529,656	$(9,259,878)	$2,098,446
Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$48	$—	$235,940	$42,700	$—	$278,688
Due to affiliates	1,672,322	1,142,324	—	63,426	(2,878,072)	—
Accrued liabilities	188	17,937	121,375	29,554	—	169,054
Income taxes payable	6,055	2,161	1	119	—	8,336
Long-term debt	—	1,593,710	1	832	—	1,594,543
Other liabilities	6,441	—	17,639	3,677	—	27,757
Deferred income tax liabilities, net	—	—	76,672	3,719	—	80,391
Total liabilities	1,685,054	2,756,132	451,628	144,027	(2,878,072)	2,158,769
Total stockholders’ equity (deficit)	(60,323)	1,621,843	4,374,334	385,629	(6,381,806)	(60,323)
Total liabilities and stockholders’ equity (deficit)	$1,624,731	$4,377,975	$4,825,962	$529,656	$(9,259,878)	$2,098,446

Condensed Consolidating Statement of Earnings (Loss) and Comprehensive Income

Three Months Ended June 30, 2020

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$604,881	$100,406	$—	$705,287
Related party sales	—	—	236	—	(236)	—
Cost of goods sold	—	—	319,527	64,150	(236)	383,441
Gross profit	—	—	285,590	36,256	—	321,846
Selling, general and administrative expenses	2,763	132	255,841	55,863	—	314,599
Restructuring	—	—	5,816	—	—	5,816
Operating earnings (loss)	(2,763)	(132)	23,933	(19,607)	—	1,431
Interest expense (income)	—	27,377	(1)	(78)	—	27,298
Earnings (loss) before provision for income taxes	(2,763)	(27,509)	23,934	(19,529)	—	(25,867)
Provision (benefit) for income taxes	(709)	(7,061)	7,208	(1,779)	—	(2,341)
Equity in earnings (loss) of subsidiaries, net of tax	(21,472)	(1,024)	(17,750)	—	40,246	—
Net earnings (loss)	(23,526)	(21,472)	(1,024)	(17,750)	40,246	(23,526)
Other comprehensive income, net of tax	—	245	—	4,830	—	5,075
Total comprehensive loss	$(23,526)	$(21,227)	$(1,024)	$(12,920)	$40,246	$(18,451)

Condensed Consolidating Statement of Earnings and Comprehensive Income

Three Months Ended June 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$789,534	$185,635	$—	$975,169
Related party sales	—	—	545	—	(545)	—
Cost of goods sold	—	—	393,875	99,617	(545)	492,947
Gross profit	—	—	396,204	86,018	—	482,222
Selling, general and administrative expenses	2,564	123	281,520	75,976	—	360,183
Restructuring	—	—	1,908	—	—	1,908
Operating earnings (loss)	(2,564)	(123)	112,776	10,042	—	120,131
Interest expense (income)	—	25,824	(3)	(40)	—	25,781
Earnings (loss) before provision for income taxes	(2,564)	(25,947)	112,779	10,082	—	94,350
Provision (benefit) for income taxes	(659)	(6,659)	28,193	2,311		23,186
Equity in earnings of subsidiaries, net of tax	73,069	92,357	7,771	—	(173,197)	—
Net earnings	71,164	73,069	92,357	7,771	(173,197)	71,164
Other comprehensive income, net of tax	—	586	—	937		1,523
Total comprehensive income	$71,164	$73,655	$92,357	$8,708	$(173,197)	$72,687

Condensed Consolidating Statement of Earnings and Comprehensive Income

Nine Months Ended June 30, 2020

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,105,368	$451,150	$—	$2,556,518
Related party sales	—	—	1,231	—	(1,231)	—
Cost of goods sold	—	—	1,075,180	256,118	(1,231)	1,330,067
Gross profit	—	—	1,031,419	195,032	—	1,226,451
Selling, general and administrative expenses	8,250	467	858,490	208,620	—	1,075,827
Restructuring	—	—	11,541	—	—	11,541
Operating earnings (loss)	(8,250)	(467)	161,388	(13,588)	—	139,083
Interest expense (income)	—	70,590	4	(111)	—	70,483
Earnings (loss) before provision for income taxes	(8,250)	(71,057)	161,384	(13,477)	—	68,600
Provision (benefit) for income taxes	(2,117)	(18,239)	41,488	4,411	—	25,543
Equity in earnings (loss) of subsidiaries, net of tax	49,190	102,008	(17,888)	—	(133,310)	—
Net earnings (loss)	43,057	49,190	102,008	(17,888)	(133,310)	43,057
Other comprehensive income (loss), net of tax	—	274	—	(2,155)	—	(1,881)
Total comprehensive income (loss)	$43,057	$49,464	$102,008	$(20,043)	$(133,310)	$41,176

Condensed Consolidating Statement of Earnings and Comprehensive Income

Nine Months Ended June 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,352,348	$558,126	$—	$2,910,474
Related party sales	—	—	1,694		(1,694)	—
Cost of goods sold	—	—	1,181,062	299,854	(1,694)	1,479,222
Gross profit	—	—	1,172,980	258,272	—	1,431,252
Selling, general and administrative expenses	8,457	489	849,140	230,711	—	1,088,797
Restructuring	—	—	74	—	—	74
Operating earnings (loss)	(8,457)	(489)	323,766	27,561	—	342,381
Interest expense (income)	—	74,248	(5)	(151)	—	74,092
Earnings (loss) before provision for income taxes	(8,457)	(74,737)	323,771	27,712	—	268,289
Provision (benefit) for income taxes	(2,171)	(19,184)	82,671	4,357		65,673
Equity in earnings of subsidiaries, net of tax	208,902	264,455	23,355	—	(496,712)	—
Net earnings	202,616	208,902	264,455	23,355	(496,712)	202,616
Other comprehensive loss, net of tax	—	(4,384)	—	(9,656)	—	(14,040)
Total comprehensive income	$202,616	$204,518	$264,455	$13,699	$(496,712)	$188,576

Condensed Consolidating Statement of Cash Flows

Nine Months Ended June 30, 2020

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash (used) provided by operating activities	$(16,444)	$(56,439)	$313,209	$34,058	$—	$274,384
Cash Flows from Investing Activities:
Payments for property and equipment	(5)	—	(80,854)	(8,881)	—	(89,740)
Proceeds from sale of property and equipment	—	—	23	15		38
Acquisitions, net of cash acquired	—	—	(1,691)	(253)	—	(1,944)
Due from affiliates	—	—	499,434	—	(499,434)	—
Net cash (used) provided by investing activities	(5)	—	416,912	(9,119)	(499,434)	(91,646)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,087,500	4	—	—	1,087,504
Repayments of long-term debt	—	(437,388)	(3)	—	—	(437,391)
Debt issuance costs	—	(6,257)	—	—	—	(6,257)
Repurchases of common stock	(61,357)	—	—	—	—	(61,357)
Proceeds from exercises of stock options	2,722	—	—	—	—	2,722
Due to affiliates	75,084	(587,416)	—	12,898	499,434	—
Net cash provided by financing activities	16,449	56,439	1	12,898	499,434	585,221
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(643)	—	(643)
Net increase in cash and cash equivalents	—	—	730,122	37,194	—	767,316
Cash and cash equivalents, beginning of period	—	10	41,009	30,476	—	71,495
Cash and cash equivalents, end of period	$—	$10	$771,131	$67,670	$—	$838,811

Condensed Consolidating Statement of Cash Flows

Nine Months Ended June 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash (used) provided by operating activities	$(3,949)	$(63,597)	$270,637	$732	$—	$203,823
Cash Flows from Investing Activities:
Payments for property and equipment	(1)	—	(58,607)	(8,155)	—	(66,763)
Proceeds from sale of property and equipment	—	—	12,017	4	—	12,021
Acquisitions, net of cash acquired	—	—	(1,923)	(840)	—	(2,763)
Due from affiliates	—	—	(219,921)	—	219,921	—
Net cash used by investing activities	(1)	—	(268,434)	(8,991)	219,921	(57,505)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	394,000	4	—	—	394,004
Repayments of long-term debt	—	(561,158)	(3)	(1)	—	(561,162)
Repurchases of common stock	—	—	—	—	—	—
Proceeds from exercises of stock options	1,787	—	—	—	—	1,787
Due to affiliates	2,163	230,755	—	(12,997)	(219,921)	—
Net cash (used) provided by financing activities	3,950	63,597	1	(12,998)	(219,921)	(165,371)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(387)	—	(387)
Net increase (decrease) in cash and cash equivalents	—	—	2,204	(21,644)	—	(19,440)
Cash and cash equivalents, beginning of period	—	10	29,050	48,235	—	77,295
Cash and cash equivalents, end of period	$—	$10	$31,254	$26,591	$—	$57,855

15.   Restructuring

Restructuring expense for the three and nine months ended June 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Project Surge	$70	$—	$1,430	$—
Transformation Plan	5,746	1,908	10,111	74
Total expense	$5,816	$1,908	$11,541	$74

Project Surge

In November 2019, we announced that we were launching Project Surge, which takes the successful elements of the North American Sally Beauty transformation and integrates them into our European operations, with the support and participation of several key leaders from the corporate headquarters. As part of this plan, we are focusing on several operating elements, including a review of our talent and operating structure.

The liability related to Project Surge, which is included in accrued liabilities on our condensed consolidated balance sheets, is as follows (in thousands):

Project Surge	Liability at September 30, 2019	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at June 30, 2020
Workforce reductions	$—	$1,068	$1,068	$—	$—
Other	—	362	362	—	—
Total	$—	$1,430	$1,430	$—	$—

Expenses incurred during the nine months ended June 30, 2020, represent costs incurred by SBS of $1.3 million and corporate of $0.1 million.

Transformation Plan

We previously disclosed a plan to focus on certain core business strategies. In addition to optimizing our supply chain network with changes to our transportation model and network of nodes, we are improving our marketing and digital commerce capabilities, and advancing our merchandising transformation efforts. In addition, we expanded our plan and announced a reduction in workforce within our field and headquarters. All these together, make up our Transformation Plan.

The liability related to the Transformation Plan, which is included in accrued liabilities on our condensed consolidated balance sheets, is as follows (in thousands):

Transformation Plan	Liability at September 30, 2019	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at June 30, 2020
Workforce reductions	$654	$5,562	$4,660	$—	$1,556
Consulting	204	1,426	1,630	—	—
Other	70	3,123	3,193	—	—
Total	$928	$10,111	$9,483	$—	$1,556

Expenses incurred during the nine months ended June 30, 2020, represent costs incurred by SBS of $5.1 million, BSG of $1.8 million and corporate of $3.2 million. Additionally, other expenses in the table above includes a non-cash asset impairment of $1.8 million related to the re-measurement of certain long-lived assets and operating lease assets. These assets had a carrying value of $5.4 million and were adjusted down to their estimated fair values. The fair value measurements for these purposes were based on unobservable inputs (Level 3).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and our other filings with the Securities and Exchange Commission, including the Risk Factors sections therein, and information contained elsewhere in this Quarterly Report, including the condensed consolidated interim financial statements and notes to those financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year, in particular as a result of the effects of the COVID-19 pandemic.

Highlights for the Three Months Ended June 30, 2020:

•	During the three months ended June 30, 2020, we re-opened substantially all global customer-facing store operations, except for parts of our operations in Mexico and South America, on a rolling basis;
•	Consolidated net sales for the three months ended June 30, 2020, decreased $269.9 million, or 27.7%, to $705.3 million, compared to the three months ended June 30, 2019;
•	Our global e-commerce sales increased 278.0% compared to the three months ended June 30, 2019;
•	Consolidated same store sales decreased 26.6% for the three months ended June 30, 2020. SBS same store sales decreased 25.9% and BSG same store sales decreased 27.9%;
•

Consolidated gross profit for the three months ended June 30, 2020, decreased $160.4 million, or 33.3%, to $321.8 million compared to the three months ended June 30, 2019. Gross margin decreased 390 basis points to 45.6% for the three months ended June 30, 2020, compared to the three months ended June 30, 2019;

•

Consolidated operating earnings for the three months ended June 30, 2020, decreased $118.7 million, or 98.8%, to $1.4 million compared to the three months ended June 30, 2019. Operating margin decreased 1,210 basis points to 0.2% for the three months ended June 30, 2020, compared to the three months ended June 30, 2019;

•	For the three months ended June 30, 2020, we had a net loss of $23.5 million compared to net earnings of $71.2 million for the three months ended June 30, 2019;
•

For the three months ended June 30, 2020, we had diluted loss per share of $0.21, compared to diluted earnings per share of $0.59 for the three months ended June 30, 2019. This was driven primarily due to COVID-19 impact, aggressive tactical inventory clearance actions and restructuring;

•	Cash provided by operations was $198.3 million for the three months ended June 30, 2020, compared to $93.7 million for the three months ended June 30, 2019; and
•	As a result of COVID-19, we issued $300 million of Senior Secured Notes.

Impact of COVID-19 on Our Business and Business Strategy Update

Our results of operations for the three months ended June 30, 2020, were significantly impacted by the effects of COVID-19 as we experienced a rolling shut down of customer-facing operations at all global stores starting in mid-March through mid-April, followed by the rolling restart of store operations from mid-April until the end of June. Store re-openings were triggered by local regulation; the adoption of our new COVID-19 related safety protocols involving store cleaning, masks, and gloves; limiting the number of customers in stores at one time; in-store social distancing guidelines; and the recall from furlough of sufficient store staff. As of June 30, 2020, we have re-opened substantially all global customer-facing store operations, other than parts of our network in Mexico and South America, and saw strong consumer and professional demand in our re-opened stores.

As part of our re-opening, we also announced that we recalled all furloughed associates in the field and at the headquarters in the U.S. and Canada, effective as of June 8, 2020, except for associates working in the limited number of stores which remained closed at that time. Additional associates in Europe and Latin America will return in our fourth quarter.

As a result of COVID-19, we reprioritized our transformation plans to accelerate key digital and supply chain initiatives, and pivoted to cash management and expense reduction. We have resumed our work on the implementation of a new merchandising system and the start-up of the new North Texas distribution node, but continue to pause on efforts such as our national brand relaunch. Additionally, due to the evolving COVID-19 pandemic and the related business uncertainty, we continue to defer non-digital capital investments and address our short-term cost structure.

On April 15, 2020, we amended our ABL facility to increase the revolving commitment thereunder from $500.0 million to $600.0 million, establish a FILO (first-in, last-out) tranche of indebtedness in the amount of $20.0 million, increase pricing on the revolving loans and modify certain covenant and reporting terms. To further strengthen our liquidity, on April 24, 2020, we closed on $300.0 million of 8.75% senior secured second-lien notes due 2025.

The effects of the COVID-19 pandemic and related responses had a material impact on the entirety of our fiscal 2020 third quarter results of operations, cash flows and financial position.  Furthermore, due to the uncertainty over the duration and severity of the economic and operational impacts of COVID-19, the material adverse impact of the pandemic will likely continue for the remainder of our fiscal 2020 year and may continue into our fiscal 2021 year and possibly beyond.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Net sales:
SBS	$415,468	$575,025	$(159,557)	(27.7)%	$1,504,125	$1,721,238	$(217,113)	(12.6)%
BSG	289,819	400,144	(110,325)	(27.6)%	1,052,393	1,189,236	(136,843)	(11.5)%
Consolidated	$705,287	$975,169	$(269,882)	(27.7)%	$2,556,518	$2,910,474	$(353,956)	(12.2)%

Gross profit:
SBS	$202,460	$320,998	$(118,538)	(36.9)%	$800,517	$952,958	$(152,441)	(16.0)%
BSG	119,386	161,224	(41,838)	(26.0)%	425,934	478,294	(52,360)	(10.9)%
Consolidated	$321,846	$482,222	$(160,376)	(33.3)%	$1,226,451	$1,431,252	$(204,801)	(14.3)%

Segment gross margin:
SBS	48.7%	55.8%	(710)	bps	53.2%	55.4%	(220)	bps
BSG	41.2%	40.3%	90	bps	40.5%	40.2%	30	bps
Consolidated	45.6%	49.5%	(390)	bps	48.0%	49.2%	(120)	bps

Net earnings (loss):
Segment operating earnings:
SBS	$3,087	$95,763	$(92,676)	(96.8)%	$133,684	$272,470	$(138,786)	(50.9)%
BSG	40,084	61,552	(21,468)	(34.9)%	143,557	180,401	(36,844)	(20.4)%
Segment operating earnings	43,171	157,315	(114,144)	(72.6)%	277,241	452,871	(175,630)	(38.8)%
Unallocated expenses and restructuring (a)	41,740	37,184	4,556	12.3%	138,158	110,490	27,668	25.0%
Consolidated operating earnings	1,431	120,131	(118,700)	(98.8)%	139,083	342,381	(203,298)	(59.4)%
Interest expense	27,298	25,781	1,517	5.9%	70,483	74,092	(3,609)	(4.9)%
Earnings (loss) before provision for income taxes	(25,867)	94,350	(120,217)	(127.4)%	68,600	268,289	(199,689)	(74.4)%
Provision (benefit) for income taxes	(2,341)	23,186	(25,527)	(110.1)%	25,543	65,673	(40,130)	(61.1)%
Net earnings (loss)	$(23,526)	$71,164	$(94,690)	(133.1)%	$43,057	$202,616	$(159,559)	(78.7)%
	.
Number of stores at end-of-period (including franchises):
SBS					3,691	3,705	(14)	(0.4)%
BSG					1,371	1,384	(13)	(0.9)%
Consolidated					5,062	5,089	(27)	(0.5)%
Same store sales growth (decline) (b):
SBS	(25.9)%	(0.6)%	(2,530)	bps	(11.3)%	(0.1)%	(1,120)	bps
BSG	(27.9)%	1.4%	(2,930)	bps	(11.2)%	—	(1,120)	bps
Consolidated	(26.6)%	0.1%	(2,670)	bps	(11.3)%	(0.1)%	(1,120)	bps

(a)

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings (loss). See Note 15 of the Notes to Condensed Consolidated Financial Statements for details on our restructuring charges.

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

Results of Operations

The Three Months Ended June 30, 2020, compared to the Three Months Ended June 30, 2019

Net Sales

Consolidated. Consolidated net sales include a negative impact from changes in foreign currency exchange rates of $3.2 million, or 0.5% of consolidated net sales.

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Same store sales	$(139,836)
Sales outside same store sales	(17,171)
Foreign currency exchange	(2,550)
Total	$(159,557)

SBS experienced lower unit volume caused primarily by the impact of the temporary closure of all our customer-facing store operations due to the effects of COVID-19, partially offset by strong demand upon re-opening. The challenges faced by lower unit volume were partially offset by an increase in average unit prices, resulting from a change in product mix to higher-priced products and the cancellation of most promotional activity.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Same store sales	$(75,464)
Sales outside same store sales	(34,258)
Foreign currency exchange	(603)
Total	$(110,325)

BSG experienced lower unit volume primarily as a result of the temporary closure of all of our customer-facing store operations in the U.S. and Canada due to the effects of COVID-19. The negative impact of the temporary closures were partially offset by an increase in average unit prices resulting primarily from lower promotional activity.

Gross Profit

Consolidated. Consolidated gross profit decreased for the three months ended June 30, 2020, primarily due to lower net sales in both segments and a lower gross margin in SBS, partially offset by a higher gross margin in BSG.  While point-of-sale margin was stronger across both segments versus the prior year, driven by fewer promotions and favorable shift in product mix, it was more than offset by on-shelf inventory clearance efforts related to slow moving inventory plus a non-cash write down of inventory of $27.1 million and a reduction in vendor allowances from fewer promotions and reduced inventory purchases.

SBS. SBS’s gross profit decreased for the three months ended June 30, 2020, as a result of a lower net sales and a lower gross margin. SBS’s gross margin decreased primarily as a result of the combination of lower vendor allowances and from aggressive inventory clearance efforts at the end of the quarter, partially offset by the positive impact from fewer promotions and favorable product mix.

BSG. BSG’s gross profit decreased for the three months ended June 30, 2020, primarily as a result of a lower net sales, partially offset by a higher gross margin. BSG’s gross margin increased primarily as a result of fewer promotions and higher margin product mix, partially offset by lower vendor allowances from fewer promotions and reduced inventory purchases and inventory clearance actions.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses decreased primarily as a result of cost saving initiatives in response to COVID-19, including savings associated with furloughed employees, lower advertising and promotional expenses, rent abatements and the suspension or elimination of all non-critical projects and non-essential spend. These decreases were partially offset by increased shipping costs resulting from increased e-commerce volume and incremental store expenses for personal protective equipment. Consolidated selling, general and administrative expenses, as a percentage of net sales, increased 770 basis points to 44.6% for the three months ended June 30, 2020. This deleveraging was driven by lost sales as a result of the impact of COVID-19.

SBS. SBS’s selling, general and administrative expenses decreased $25.9 million, or 11.5%, for the three months ended June 30, 2020, primarily due to our response to COVID-19. The decrease was driven by lower compensation and compensation-related expenses of $45.5 million (primarily as a result of previously announced furloughs), lower rent expense of $6.3 million (driven by rent abatements) and lower advertising expenses of $5.0 million. These decreases were partially offset by an increase in shipping costs of $23.3 million, resulting primarily from increased e-commerce volume, and incremental store expense for personal protective equipment.

BSG. BSG’s selling, general and administrative expenses decreased $20.4 million, or 20.4%, for the three months ended June 30, 2020, primarily due to our response to COVID-19. The decrease was driven by lower compensation and compensation-related expenses of $21.5 million, primarily as a result of previously announced furloughs, and lower advertising expenses of $3.9 million. These decreases were partially offset by an increase in shipping costs of $4.7 million, resulting primarily from increased e-commerce volume.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $0.6 million, or 1.8%, for the three months ended June 30, 2020, primarily from costs associated with disaster payments and other costs incurred in response to COVID-19, partially offset by lower compensation expenses resulting from furloughed employees.

Restructuring

For the three months ended June 30, 2020, we incurred restructuring charges of $5.8 million primarily in connection with the Transformation Plan. For the three months ended June 30, 2019, we recognized charges of $1.9 million in connection with the supply chain modernization plan. See Note 15 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

The increase in interest expense is primarily from higher outstanding principal balance on our ABL facility and the newly issued Senior Secured Notes. See “Liquidity and Capital Resources” below for additional information.

Provision (Benefit) for Income Taxes

The effective tax rates were 9.1% and 24.6%, for the three months ended June 30, 2020, and 2019, respectively. The effective tax rate for the third quarter of the current year was negatively impacted by foreign losses which cannot be tax benefitted.

The Nine Months Ended June 30, 2020, compared to the Nine Months Ended June 30, 2019

Net Sales

Consolidated. Consolidated net sales include a negative impact from changes in foreign currency exchange rates of $7.3 million, or 0.3% of consolidated net sales.

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Same store sales	$(183,005)
Sales outside same store sales	(27,498)
Foreign currency exchange	(6,610)
Total	$(217,113)

SBS experienced lower unit volume caused by the temporary closure of all of our customer-facing store operations due to the effects of COVID-19, lower customer traffic and the reduction in company-operated stores during the last 12 months. The segment also experienced a lapped non-recurring benefit from the prior year. These headwinds were partially offset by increased e-commerce sales and an increase in average unit prices. The increase in the average unit prices was a result of targeted price increases earlier in the year, a change in product mix to higher-priced products and a promotional efficiency effort, partially offset by implementation related technology disruptions in the first fiscal quarter which led to incorrect POS pricing, elevated promotional discounts and higher loyalty program redemptions.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Same store sales	$(91,544)
Sales outside same store sales	(44,614)
Foreign currency exchange	(685)
Total	$(136,843)

BSG experienced lower unit volume primarily as a result of the temporary closure of all of our customer-facing store operations in the U.S. and Canada due to the effects of COVID-19. The negative effects of these temporary closures were partially offset by increased e-commerce sales and an increase in average unit prices resulting primarily from lower promotional activity and the introduction of certain third-party brands with higher average unit prices in the preceding 12 months.

Gross Profit

Consolidated. Consolidated gross profit decreased for the nine months ended June 30, 2020, primarily due to lower net sales in both segments and a lower gross margin in SBS, partially offset by a higher gross margin in BSG.

SBS. SBS’s gross profit decreased for the nine months ended June 30, 2020, primarily as a result of a lower net sales and a lower gross margin. SBS’s gross margin decreased primarily as a result of aggressive inventory clearance actions in the current quarter, the implementation related technology disruptions in the first quarter and non-recurring benefits that we lapped from the prior year, partially offset by fewer promotions.

BSG. BSG’s gross profit decreased for the nine months ended June 30, 2020, primarily as a result of lower net sales, partially offset by a higher gross margin. BSG’s gross margin increased primarily from a shift in the purchased product mix and fewer promotions, partially offset by aggressive inventory clearance actions in the current quarter.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses decreased primarily as a result of lower compensation and compensation-related expenses, partially offset by costs associated with disaster payments and in response to COVID-19 and higher shipping costs. Consolidated selling, general and administrative expenses, as a percentage of net sales, increased 470 basis points to 42.1% for the nine months ended June 30, 2020. This deleveraging was driven by lost sales as a result of the impact of COVID-19.

SBS. SBS’s selling, general and administrative expenses decreased $13.7 million, or 2.0%, for the nine months ended June 30, 2020. This increase reflects lower compensation and compensation-related expense of $43.1 million, primarily as a result of previously announced furloughs. This decrease was partially offset by an increase in shipping costs of $27.6 million, resulting primarily from increased e-commerce volume.

BSG. BSG’s selling, general and administrative expenses decreased $15.5 million, or 5.2%, for the nine months ended June 30, 2020. This increase reflects lower compensation and compensation-related expense of $21.3 million, primarily as a result of previously announced furloughs. This decrease was partially offset by an increase in shipping costs of $5.9 million, resulting primarily from increased e-commerce volume.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $16.2 million, or 14.7%, for the nine months ended June 30, 2020, primarily from costs associated with disaster payments in response to COVID-19, partially offset by lower compensation expenses resulting from furloughed employees.

Restructuring

For the nine months ended June 30, 2020, we incurred restructuring charges of $11.5 million in connection with Project Surge and the Transformation Plan. For the nine months ended June 30, 2019, we recognized charges of $6.7 million in connection with the supply chain modernization plan, partially offset by a $6.6 million gain from selling our secondary headquarters and fulfillment center in Denton, Texas, and the 2018 Restructuring Plan. See Note 15 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

The decrease in interest expense is primarily from lower outstanding principal balances on our term loan B and our senior notes during the first and second quarters, partially offset by a higher average outstanding ABL balance during the nine months ended June 30, 2020 and the newly issued Senior Secured Notes. See “Liquidity and Capital Resources” below for additional information.

Provision (Benefit) for Income Taxes

The effective tax rates were 37.2% and 24.5%, for the nine months ended June 30, 2020, and 2019, respectively. The increase in the effective tax rate was primarily driven by the establishment of a valuation allowance in a foreign subsidiary and increased foreign losses, as compared to the prior period, which cannot be tax benefitted. Additionally, for the nine months ended June 30, 2019, the provision for income taxes included an income tax benefit due to an adjustment to our previously recorded transition tax on unrepatriated foreign earnings as a result of the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures, debt repayment and share repurchases. Working capital (current assets less current liabilities) increased $118.1 million, to $825.6 million at June 30, 2020, compared to $707.5 million at September 30, 2019, resulting primarily from the impact of the adoption of the new lease standard.

At June 30, 2020, cash and cash equivalents were $838.8 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to fund working capital requirements, potential acquisitions, finance anticipated capital expenditures, including information technology upgrades and store remodels and debt repayments over the next 12 months. Due to the impact of COVID-19, we have shifted our focus to being proactive in maintaining our financial flexibility.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and opportunistic share repurchases. During the nine months ended June 30, 2020, the weighted-average interest rate on our borrowings under the ABL facility was 2.85%. During late March, in support of our operations and out of an abundance of caution, we preemptively drew on our ABL facility as a result of COVID-19. The amounts drawn are generally paid down with cash provided by our operating activities. As of June 30, 2020, we had $81.0 million available for borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

During the nine months ended June 30, 2020, we entered into an amendment to our ABL facility to, among other things, increase the revolving commitment thereunder from $500.0 million to $600.0 million, establish a FILO (first-in, last-out) tranche of indebtedness in the amount of $20.0 million, increase pricing on the revolving loans and modify certain covenant and reporting terms. We also issued $300.0 million of Senior Secured Notes in a private offering in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchase Programs

During the three months ended June 30, 2020, we did not repurchase any common stock. During the nine months ended June 30, 2020, we repurchased and subsequently retired approximately 4.7 million shares of our common stock at an aggregate cost of $61.4 million. We funded these share repurchases with existing cash balances, cash from operations and borrowings under the ABL facility. As of June 30, 2020, we had authorization of approximately $726.1 million of additional potential share repurchases remaining under the 2017 Share Repurchase Program.

Historical Cash Flows

Historically, our primary source of cash has been net funds provided by operating activities and, when necessary, borrowings under our ABL facility. While historically, the primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions, we have shifted our focus in the short-term to reduce non-essential cash expenditures and preserve our cash balances.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2020, increased $70.6 million to $274.4 million, compared to the nine months ended June 30, 2019, mainly due to the reduction in inventory purchases as a result of COVID-19 and the timing of our vendor receivables, partially offset by the decrease in net earnings.

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2020, increased $34.1 million to $91.6 million, compared to the nine months ended June 30, 2019. This change was primarily a result of higher capital expenditures, related to our investments in information technology, and the sale of our secondary headquarters and fulfillment center in the prior year with no comparable sale in this year.

Net Cash Provided (Used) by Financing Activities

The change in financing activities cash flows was primarily a result of additional borrowings, out of an abundance of caution in connection with COVID-19, under our ABL facility and the issuance of $300.0 million in new Senior Secured Notes and partially offset by the repurchase of $61.4 million of our common stock.

Long-Term Debt

At June 30, 2020, we had $2,258.7 million in debt, not including capital leases, unamortized debt issuance costs and debt discounts, in the aggregate, of $17.4 million. Our debt consisted of $1,177.4 million of senior notes outstanding, a term loan B with an outstanding principal balance of $685.8 million and $395.5 million of principal borrowings outstanding under our ABL facility.

See Note 10, Short-term Borrowings and Long-term Debt, for more information on our debt.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2019.

Off-Balance Sheet Financing Arrangements

At June 30, 2020, and September 30, 2019, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2020, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report and such Quarterly Report. The risks described in such Annual Report and Quarterly Report and herein are not the only risks facing our company.

Item 6.  Exhibits

Exhibit No.	Description

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

4.1

First Amendment to Amended and Restated Credit Agreement dated April 15, 2020 among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2020

4.2

Indenture, dated as of April 24, 2020, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 27, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Christian A. Brickman*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron E. Alt*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Aaron E. Alt*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit); and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, formatted in Inline XBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: July 30, 2020

	By:	/s/ Aaron E. Alt
Aaron E. Alt
Senior Vice President, Chief Financial Officer and President – Sally Beauty Supply
For the Registrant and as its Principal Financial Officer