Form 10-K
period 2020-09-30
Sally Beauty Holdings, Inc.
filed 2020-11-24
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.  7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES ☐ NO ☒

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2020, was approximately $901,906,000. At November 13, 2020, there were 112,818,922 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

ii

PART I

ITEM 1. BUSINESS

Our Company

Sally Beauty Holdings, Inc. is an international specialty retailer and distributor of professional beauty supplies with operations in North America, South America and Europe. We are one of the largest distributors of professional beauty supplies in the U.S. based on store count. At September 30, 2020, we operated two business segments, Sally Beauty Supply (“SBS”) and Beauty Systems Group (“BSG”), with 4,895 company-operated stores, 143 franchised stores and e-commerce platforms. SBS targets retail consumers, salons and salon professionals, while BSG exclusively targets salons and salon professionals. Within BSG, we also have one of the largest networks of distributor sales consultants (“DSCs”) for professional beauty products in North America, with approximately 715 sales consultants who sell directly to salons and salon professionals.

We provide our customers with a wide variety of leading third-party branded and owned-brand professional beauty supplies, including hair color and care products, styling tools, skin and nail care products and other beauty items. For each of the fiscal years ended September 30, 2020, 2019 and 2018, over 80% of our consolidated net sales were from customers located in the U.S.

The breadth, depth and professional quality of our hair color and hair care assortment provides us with a differentiated core business in an industry which is otherwise fragmented. Due to our long presence in the category, our brand heritage, our product and process-specific knowledge and our training of associates, we provide unmatched hair color and hair care expertise to consumers. We also have strong positioning with suppliers given our focus and our economies of scale of purchasing. Because we service retail and professional customers through a variety of channels, we are able to reach broad, diversified geographies and customer segments using a variety of product assortments and tactics.

Our stores are conveniently located and offer a wide selection of competitively priced beauty products, beauty solutions and expertise delivered by our knowledgeable salespeople. We also offer a comprehensive selection of textured hair products that we believe further differentiates us from our competitors.

On our professional side of our business, we believe that our DSCs distinguish us from other full-service/exclusive-channel distributors by providing us with a better understanding of our professional customers’ needs. In addition to placing orders through our DSCs, our customers have the ability to order and pick up the products they need between visits from our DSCs by visiting a nearby BSG store. We believe that our differentiated customer value proposition and strong brands drive customer loyalty.

Operating Strategy

Our mission is to empower our customers to express themselves through hair. Our strategy is to be the expert in hair color and hair care for the consumer and the salon professional. We emphasize hair color and hair care through our strategic product assortment and compelling customer experiences, while also focusing on our operating efficiency and increasing profitability.

We believe that we offer our customers a strong and differentiated value proposition by providing salon-quality products, including an extensive collection of owned and exclusive-label brands and solutions at attractive prices.

Our focus and experiences with hair color include a strong emphasis on our sales force. We believe our approach to recruiting, training, and compensation results in a highly knowledgeable and effective sales force. Also, as the partner of choice for established brands, as well as product innovators, we offer our customers a broad strategic product assortment.

Our goal is to continue to drive additional customer traffic to our stores to increase their sales productivity. In connection with this goal, we believe that creating an appealing shopping environment that embraces the retail consumer and salon professional and highlights our extensive product offerings will create a compelling shopping environment, and over time, will help drive increased customer traffic.

Our digital strategy continues to evolve from a largely transactional-based experience to a more content-rich experience that enables customers to learn about the latest trends and techniques from experts and influencer communities and engages them with our latest product launches and research products. As a result of the novel coronavirus (“COVID-19”) global pandemic, we have seen customers adjust their shopping habits to practice social distancing. Going forward we will continue to focus on enhancing our digital offerings, refining those options and adding new services like buy online, pick-up in store, all while tying in with our mobile apps. We believe that these efforts will drive additional traffic and improve sales in the future.

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

Full-Service/Exclusive

This channel exclusively serves salons and salon professionals and distributes “professional-only” and other products for use in salons and for resale to consumers in salons. Many brands are distributed through exclusive arrangements with suppliers by geographic territory. BSG is one of the leading full-service distributors in the U.S. and Canada, with its nationwide network of professional-only stores and DSCs. In addition, BSG offers its products for sale to salons and salon professionals through e-commerce platforms (including www.cosmoprofbeauty.com, www.cosmoprofequipment.com and the CosmoProf mobile commerce-based app).

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

Key Industry and Business Trends

We believe the following key industry and business trends and characteristics will influence our business and our financial results going forward:

High level of marketplace fragmentation. The U.S. salon industry is highly fragmented with salons and barbershops. Given the fragmented nature of the salon industry, we believe that salon operators will continue to depend on full-service/exclusive distributors and open-line channels for a majority of their beauty supply products.

Rapidly evolving consumer trends. Our industry is characterized by continuously changing fashion-related trends that drive new styles, including hair and nail styles, and continuing demand for beauty products. In addition, we expect millennials and the aging baby-boomer population in the U.S. to continue to drive sales growth in certain professional beauty product categories, including through an increase in the usage of hair color and care products. Furthermore, due to the impact of COVID-19, we believe that consumer shopping habits have changed. As consumers exercise socially responsible distancing measures, we started to offer curbside pick-up and quickly pivoted our digital capabilities to including ship-from-store at SBS and same-day delivery at BSG.

Increasing use of owned and exclusive-label brand products. We offer an extensive range of owned and exclusive-label brand professional beauty products. Our lines of owned and exclusive-label brand products have matured and become better known in our retail stores and e-commerce platforms, showing an increase in sales.

Growth in chair renting and frequent stocking needs. Salon professionals primarily rely on just-in-time inventory due to capital constraints and limited warehouse and shelf space. In addition, chair renters and suite renters, who now comprise a significant percentage of the total U.S. salon professionals, are often responsible for purchasing their own supplies. The number of chair renters and suite renters has significantly increased as a percentage of total salon professionals in recent years, and we expect this trend to continue. Chair renters and suite renters, given their smaller and more frequent purchasing patterns, are dependent on frequent trips to professional beauty supply stores. We expect that these factors will continue to drive demand for conveniently located professional beauty supply stores, like BSG and SBS.

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

Neither the sales nor the product assortment for SBS or BSG are generally seasonal in nature.

The following table sets forth the percentage of our sales attributable to each of our major sales channels:

	SBS			BSG
	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2020	2019	2018	2020	2019	2018
Company-operated stores	91.8%	96.9%	97.5%	68.9%	69.4%	68.7%
E-commerce	8.0%	2.8%	2.2%	8.7%	4.8%	3.7%
Franchise stores	0.2%	0.3%	0.3%	7.1%	7.6%	7.7%
Distributor sales consultants	—	—	—	15.3%	18.2%	19.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Store Design and Locations

Sally Beauty Supply

SBS stores are designed to highlight SBS’s extensive product offering and differentiated position in hair color and hair care. In the U.S. and Canada, SBS stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers, which are occupied by other high traffic retailers such as grocery stores, mass merchants and home improvement centers. SBS applies strong category management processes, including centrally developed guides, to maintain consistent merchandise presentation across its store base. Store formats, including average size and product selection, vary by marketplace.

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

As of September 30, 2020, SBS had 3,644 company-operated retail stores, 2,753 of which are located in the U.S. (including Puerto Rico), with the remaining 891 company-operated retail stores located in Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, Spain, Chile and Peru. SBS also supplied nine franchised stores located in the United Kingdom, Belgium and France.

Beauty Systems Group

BSG stores, including its franchise-based Armstrong McCall stores, are designed to create a professional shopping environment that highlights its extensive product offering and embraces the salon professional. Company-operated BSG stores average approximately 2,700 square feet and are located primarily in secondary strip shopping centers, since the stores are themselves a ‘destination’ for professionals not requiring a traffic-supporting neighbor retail location. BSG store layouts are designed to provide variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type, with certain areas dedicated to leading third-party brands. The selection of these and other brands varies by territory.

As of September 30, 2020, BSG operated 1,251 company-operated stores, with 1,116 located in the U.S. (including Puerto Rico) and the remaining 135 company-operated retail stores located in Canada. In addition, as of September 30, 2020, BSG supplied 134 franchised stores.

All SBS and BSG stores have implemented recommended practices and procedures within stores to ensure our customers and employees experience a safe and healthy environment, including, but not limited to, increased cleaning frequency and social distancing signage.

Merchandise

Sally Beauty Supply

SBS stores and websites carry an extensive selection of professional beauty supplies for retail customers, salons and salon professionals, featuring an average of 8,000 SKUs of beauty products in our stores across a variety of product categories including hair color and care, skin and nail care, styling tools and other beauty products. SBS’s stores and e-commerce platforms carry products from one or more of the leading manufacturers in each category, including third-party brands such as Wella®, Clairol®, OPI®, Conair® and Hot Shot Tools®, as well as an extensive selection of owned and exclusive-label brand products. We believe that delivering an extensive selection of leading third-party, owned and exclusive-label brand professional beauty products at attractive prices through knowledgeable sales associates and convenient store locations is what differentiates SBS. Additionally, we believe that carrying a wide selection of the latest premier branded merchandise is critical for SBS in building long-term relationships with its customers and attracting new customers. As beauty trends continue to evolve, SBS will continue to offer the changing professional beauty product assortment necessary to meet the needs of retail consumers and salon professionals.

In addition, SBS’s extensive selection of owned and exclusive-label brand professional beauty products are only available at SBS stores and through its e-commerce platforms. We believe that SBS’s owned and exclusive-label brand products offer equal or better quality than higher-priced leading third-party brands, providing the customer attractive alternatives to those brands at lower prices. Generally, SBS’s owned-brand products have higher gross margins than the leading third-party branded products and, we believe, offer continued sales and profit growth potential. During the fiscal year ended September 30, 2020, owned and exclusive-label brand products accounted for approximately 45% of SBS’s product sales in the U.S. and Canada. SBS intends to continue to invest in the growth of its owned and exclusive-label brands and to actively promote these products.

Beauty Systems Group

BSG’s stores and e-commerce platforms carry an extensive selection of third-party branded products, such as Paul Mitchell®, Wella®, Matrix®, Schwarzkopf®, Kenra®, Goldwell®, Joico® and Chi®, for salons and salon professionals at competitive prices. We feature an average of 10,500 SKUs in our BSG stores across a variety of product categories including hair color and care, skin and nail care, styling tools and other beauty items. Additionally, BSG has exclusive and non-exclusive distribution rights for well-known brands in certain geographies with several key vendors. As part of its growth strategy, BSG continues to pursue the acquisition of additional distribution rights. We believe that carrying an extensive selection of branded merchandise is critical to maintaining relationships with our professional customers.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America exclusively targeting salons and salon professionals. Through BSG’s large store base, e-commerce platforms and sales force, including Armstrong McCall, BSG is able to access a significant portion of the highly fragmented U.S. professional beauty salon products industry.

Marketing and Advertising

We continue to invest in new talent and capabilities in our digital commerce, brand marketing and strategy and global sourcing. As part of this effort, we have realigned our marketing and digital functions to create a new structure in which every team supports and fuels the growth for the U.S. and Canadian operations of both SBS and BSG. This allows us to leverage strong, centralized teams for areas such as e-commerce, loyalty and brand strategy, rather than trying to build duplicative capabilities for both segments.

SBS’s marketing programs are designed to drive customer traffic by differentiating SBS as a source of professional advice, solutions and salon-quality products at competitive prices, all backed by our “Love It or Return It” guarantee.

We continuously adapt our marketing initiatives and adjust our media and messaging mix to achieve a high return on our marketing and advertising dollars. We target existing and potential customers through an integrated marketing approach designed to reach the customer through a variety of media, including digital advertising, email, social media, text messaging, direct mail and print advertising. In fiscal year 2020, we launched a private label rewards credit card for both SBS and BSG that will make it even easier for our customers to shop with us.

We continue to refine the strategy for sallybeauty.com and our other e-commerce platforms, shifting from largely transactional-based to a more content-rich experience that enables customers to learn about the latest trends and techniques from influencers, engage in our latest product launches and research products. We frequently update the home page to enhance its appeal to our existing and prospective customers. In addition, we continue to refine our internal processes and partnerships to increase traffic to the website. Many of our customers research products on our site before visiting a store. Beyond generating e-commerce sales, we believe our website and new SBS mobile app are important vehicles to reach consumers researching beauty products online who could potentially visit our stores as a result of their experience on our website or our SBS mobile app.

SBS’s customer loyalty and customer relationship management (“CRM”) programs in the U.S. and Canada help generate loyalty through our Sally Beauty Rewards Program and our recently launched private label rewards credit card. In return, SBS is able to collect valuable point-of-sale customer data as a means of increasing its understanding of customers’ needs and enhancing its ability to market to them in more personalized, relevant ways. We continue to assess and update our customer loyalty and CRM programs in an effort to further enhance the customer experience and promote repeat sales from both retail customers and salon professionals. Outside the U.S. and Canada, our customer loyalty and marketing programs vary by marketplace.

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

As of September 30, 2020, BSG had a network of 715 DSCs, which exclusively consult, support and sell directly to salons and salon professionals. In order to provide a knowledgeable sales consultant team, BSG actively recruits and trains individuals with industry knowledge or sales experience. We believe that DSCs with broad product knowledge and direct sales experience are more successful in driving sales. Our sales commission program is an important component of the compensation of our DSCs, which is designed to drive sales and to focus DSCs on selling products that are best suited to individual salons and salon professionals.

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

Our Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase orders. For the fiscal year 2020, our five largest suppliers – Coty, Inc., Henkel AG & Co. KGaA, the Professional Products Division of L'Oreal USA S/D, Inc., or L’Oreal, John Paul Mitchell Systems, and Conair Corporation – accounted for approximately 38% of our consolidated merchandise purchases. Products are purchased from these and many other manufacturers on an at-will basis or under contracts which can generally be terminated without cause upon 90 days or less notice or expire without express rights of renewal.

Our Employees

At September 30, 2020, we had approximately 30,000 global associates and we believe they are our greatest asset with their combined skills, knowledge, work/life experiences and capabilities. At the front line interacting with our customers or behind-the-scenes supporting our field teams, our associates play a huge role in our business. While we often emphasize our technology-based transformation and our wide variety of amazing hair and beauty products as key attributes, nothing happens or succeeds without our people.

In return for what they do for us, among many other things, we strive to:

•	Ensure our associates work in a safe, healthy environment – the importance of which has only risen in light of COVID-19;
•	Provide competitive total rewards packages that attract and retain talent in every facet of our business – stores, direct sales, distribution centers and corporate headquarters;
•	Provide meaningful, engaging learning and development that grows our associates’ knowledge and capability with respect to our business and skills that will help them in business and life; and
•

Create an environment and culture that where everyone can bring their true self to work, because our differences are what make us beautiful. At SBH, we believe that our focus on Diversity, Inclusion & Belonging are crucial to improving how we interact with and influence our associates, customer environments and broader communities. We are committed to being a force for change.

Associate Health & Safety

We strive to create a safe and healthy work environment for all associates

SBH places a high value on the health and safety of our associates, customers, suppliers and vendors. This commitment is evidenced, in part, by our background check policy for new hires, training and policy implementations related to handling both associate and customer incidents, partnerships to maintain the stores and make necessary repairs, as well as ongoing support in the field and at the support center.

Additionally, SBH values our partnerships with suppliers and vendors and understands the impact they can have on our associates. Thus, SBH has included rules that govern their conduct, both with respect to expectations while interacting with our associates, and, with our foreign suppliers, assurances that they too are providing a safe and healthy working environment for their associates.

Calendar year 2020 presented special challenges with respect to the health and safety of our associates and customers. With the COVID-19 pandemic, we had to quickly adapt our priorities to make it possible for all of our associates to stay safe and reduce any exposure to the virus. While this involved temporary store closures for our entire network, mostly during our second and third fiscal quarter, we also had to change our procedures and offer new customer engagement options.

When local requirements allowed us to re-open to the public, we quickly developed requirements and procedures for how to do so as safely as possible – both for our associates and customers. We adopted additional safety protocols such as detailed cleaning protocols, personal protective equipment requirements, visual cues regarding social distancing and limitations on occupancy of stores during business hours. We also installed rolling rapid testing for COVID-19 at three of our distribution centers. We have continued to maintain these protocols, monitor for compliance and make improvements and adjustments where needed throughout fiscal year 2020.

Labor Practices

We provide competitive wages and benefits in a positive work environment where we focus on doing what is right

We are an Equal Opportunity Employer with up-to-date policies, procedures and practices with respect to such important issues as safety, discrimination, harassment and retaliation. We provide focused training on these issues to our associates and managers.

We clearly communicate that any concerns related to issues such as discrimination, harassment, retaliation – and other issues such as wage law compliance and fraud – should be reported immediately. We also communicate the avenues available to our associates to do so through our “SBH CARES” communications and posters. The reporting avenues include options to do so by phone or online through our “Employee Concern Line”, and to do so anonymously if an associate prefers to take that approach.

We ensure compliance with other important labor and employment law issues through a variety of processes and procedures, using both internal and external expertise and resources.

We also emphasize the importance of taking care of our associates in our Company’s Code of Business Conduct and Ethics, which is the standard of conduct that applies to all of our associates, executive officers and Board of Directors. The Code reflects the core principles of conducting our business as a good corporate citizen in compliance with all laws, rules and regulations applicable to us and the conduct business with regard for the welfare of our associates and providing equal opportunity to all associates and job applicants. You can review this important document at http://investor.sallybeautyholdings.com.

Associate Engagement, Development and Culture

We live our values, listen to our associates and take action

We make significant efforts to ensure our associates are engaged and excited about the work they are doing and contributions they are making to our Company and our customers. We are committed to providing associates with what they need to thrive and grow their career.

We significantly invest in our talent processes and set clear expectations around leadership competencies and our cultural values at all levels in the organization. At SBH, we consider the whole end-to-end talent cycle of an associate to ensure we select exceptional people to represent our business and best serve our customer. This includes, robust interviewing processes as well as comprehensive onboarding programs to ensure new hires are set up to succeed in their early stages of joining SBH. There is also a strong cadence on completing regular cycles of performance management, linked to our Company values and leadership competencies, as well as regular reviews of our talent and succession pipelines.

Importantly, we devote significant effort and resources to the development of our associates, including providing almost all of our associates access to state-of-the-art learning management systems. We use these platforms to provide specifically designed and interactive e-learning courses in sales and service, product and hair knowledge, compliance training, and health and safety.

We also place significant value and attention on responding to feedback and input from associates. This includes surveys regarding issues such as Diversity, Inclusion & Belonging and our annual engagement survey. We review our team’s input and comments, identify common themes and set out action plans to respond. We believe that listening is crucial, but that taking action and making commitments are even more important.

A core focus of our associate engagement and culture are our efforts focused on Diversity, Inclusion & Belonging, discussed below.

Diversity, Inclusion & Belonging

We come together to create a culture for “One & All”

Diversity, Inclusion & Belonging are at the heart of who we are as a Company – at the Board level, throughout our global workforce, and in our shared commitment to serving a diverse customer base and their communities.

Our Diversity, Inclusion & Belonging Mission Statement:

We find beauty in YOU!

Finding beauty in diversity is in our DNA because our differences are what make us beautiful. Our diversity, inclusivity, and self-expression are what fuel our innovation and growth.

At SBH, we come together to create a culture for ONE & ALL.

At the Board Level: Our Board’s composition leads the Company’s commitment to Diversity, Inclusion and Belonging. Having diverse voices on our Board enhances the Board’s expertise, broadens its viewpoint and sets the tone to encourage leaders at all levels of the Company to listen to the concerns of our associates and customers alike. Our Compensation Committee has taken the recent step of expressly adopting Talent into its charter, and will provide hands-on oversight of our Diversity, Inclusion & Belonging initiatives. Our Board believes that listening and responding to diverse voices is crucial to the Company’s success and long-term sustainability.

In Our Workforce: Our SBH Team in the U.S. & Canada is over 91% female and over 50% racially/ethnically diverse. In 2019 and 2020, Forbes named our Company one of America’s Best Employers for Diversity. We recognize and celebrate the bedrock values of workforce diversity, inclusion, belonging and engagement within our teams. For us, these are key drivers of the success of the business, as our associates should – and do – reflect the various qualities of our customers and what they desire and expect from SBH.

In Our Customer Base: Our customers span the entire continuum of gender and ethnic diversity. We sell products to treat and style every kind of hair; we deliver a tailored assortment of beauty products that serve the local communities where our over 4,200 U.S. and Canadian stores are located. Serving the diverse demographics and needs of our customers drives a culture and workforce that embraces and reflects the communities we serve.

We will continue to develop and evolve how we enhance Diversity, Inclusion & Belonging throughout SBH. We recognize the value these initiatives bring to our Company, our associates, our customers and the communities we serve.

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

As of September 30, 2020, SBS and BSG supplied franchised stores located in the U.S. and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

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

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect our business, financial condition or results of operations in future periods are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties and are not the only risks and uncertainties we face. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Operational, Strategic and General Business Risks

The beauty products distribution industry is highly competitive and is consolidating.

The beauty products distribution industry is highly fragmented and competitive, with few significant barriers to entry into the marketplaces for most of the types of products we sell. We face significant competition from other beauty stores and outlets, salons, mass merchandisers, online retailers, drug stores and supermarkets. The primary competitive factors in the beauty products distribution industry are price, quality, perceived value, consumer brand name recognition, packaging and variety and availability, customer service, and desirable store locations. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices in efforts to retain business or channel share, particularly because customers are able to quickly and conveniently comparison shop and determine real-time product availability using digital tools, which can lead to decisions driven solely by price, the functionality of the digital tools, or a combination of these and other factors. Some of our competitors have greater financial and other resources than we do and are less leveraged than our business and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.

In addition, our industry is consolidating, which may give our suppliers and our competitors increased negotiating leverage and greater marketing resources. For instance, we may lose customers if those competitors which have broad geographic reach attract additional salons (individual and chain) that are currently BSG customers, or if professional beauty supply manufacturers align themselves with our competitors or begin selling direct to customers. Not only does consolidation in distribution pose risks from competing distributors, but it may also place more leverage in the hands of certain manufacturers, resulting in smaller margins on products sold through our network.

If we are unable to compete effectively in our marketplace or if competitors divert our customers away from our networks, it would adversely impact our business, financial condition and results of operations.

We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner.

Our success depends in part on our ability to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for specific beauty products. If we do not timely identify and properly respond to evolving trends and changing consumer demands for beauty products in the geographies in which we compete, our sales may decline significantly. Furthermore, we may accumulate additional inventory and be required to mark down unsold inventory to prices that are significantly lower than normal prices, which would adversely impact our margins and could further adversely impact our business, financial condition and results of operations. Additionally, a large percentage of our SBS product sales come from our owned and exclusive-label brand products. The development and promotion of these owned and exclusive-label brand products often occur well before these products are sold in our stores. As a result, the success of these owned and exclusive-label brand products is largely dependent on our ability to develop products that meet future consumer preferences at prices that are acceptable to our customers. Furthermore, we may have to spend a significant amount on the advertising and marketing of our owned and exclusive-label brands to drive customer awareness of these brands. There can be no assurance that any new owned and exclusive-label brand will meet consumer preferences, gain acceptance among our customer base or generate sales to become profitable or to cover the costs of its development and promotion.

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

We are continuing the implementation of a significant number of strategic initiatives designed to ‘play to win’ by focusing on our hair color and hair care business, improving our retail fundamentals, enhancing our digital capabilities and balancing our cost structure. There can be no assurance that these or future strategic initiatives will be successful. Furthermore, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. If these strategic initiatives are not successful, our same store sales will suffer and our growth prospects, financial results, profitability and cash flows will also be adversely impacted.

Our restructuring program may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.

Our ability to grow profitably depends in large part on our ability to successfully control or reduce our operating expenses. In furtherance of this strategy, we have engaged in ongoing activities to reduce or control costs, some of which are complicated and require us to expend significant resources to implement. Over the past several years, we have implemented, and plan to continue to implement, restructuring plans to transform the Company for the future and support long-term sales growth and profitability. These programs are intended to touch all aspects of the business, enhance operating capabilities, create greater efficiencies and take advantage of our considerable scale. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing our restructuring plans, as well as management distraction. The restructuring program and workforce changes may negatively impact communication, morale, management cohesiveness and effective decision-making. Despite these cost control plans, our costs may continue to increase for the foreseeable future.

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

Changes in SBS’s and BSG’s relationships with suppliers occur often and could positively or negatively impact the net sales and operating earnings of both business segments. Some of our suppliers may seek to decrease their reliance on distribution intermediaries, including full-service/exclusive and open-line distributors like BSG and SBS, by promoting their own distribution channels. These suppliers may offer advantages, such as lower prices, when their products are purchased from distribution channels they control. If our access to supplier-provided products were to diminish relative to our competitors or we were not able to purchase products at the same prices as our competitors, our business could be materially and adversely affected. Also, consolidation among suppliers may increase their negotiating leverage, thereby providing them with competitive advantages that may increase our costs and reduce our revenues, adversely affecting our business, financial condition and results of operations. Therefore, there can be no assurance that the impact of these developments, if they were to occur, will not adversely impact revenue or margins or that our efforts to mitigate the impact of these developments will be successful.

Any significant interruption in the supply of products by manufacturers and fillers or disruptions in our supply chain infrastructure could disrupt our ability to deliver merchandise to our stores and customers in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations.

Manufacturers and owned and exclusive-label brand fillers of beauty supply products are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis, including inability to procure ingredients, industrial accidents, environmental events, strikes and other labor disputes, union organizing activity, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics and other external factors over which neither they nor we have control.

In addition, we directly source many of our owned and exclusive-label brand products, including, but not limited to, styling tools, salon equipment, sundries and other promotional products, from foreign third-party manufacturers and many of our vendors also use overseas sourcing to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional or increased import restrictions, duties or tariffs, political instability, local business practices, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products or acts of war or terrorism or pandemics, could materially harm our operations to the extent they affect the production, shipment or receipt of merchandise. Our operating results depend to some extent on the orderly operation of our receiving and distribution processes, which depend on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities and capacity.

We distribute products to our stores without supplementing such deliveries with direct-to-store arrangements from vendors or wholesalers. We are a retailer carrying beauty products that change on a regular basis in response to beauty trends, which makes the success of our operations particularly vulnerable to disruptions in our distribution infrastructure. Any significant interruption in the operation of our supply chain infrastructure, such as disruptions in our information systems, disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping and transportation problems, could drastically reduce our ability to receive and process orders and provide products and services to our stores, full service customers or e-commerce customers.

Fluctuations in the price, availability and quality of inventory may result in higher cost of goods, which we may not be able to pass on to the customers.

Our suppliers frequently attempt to pass on higher production costs, which may impact our ability to maintain or grow our margins. The price and availability of raw materials may be impacted by demand, regulation, weather and other factors. Additionally, manufacturers have and may continue to have increases in other manufacturing costs, such as transportation, labor and benefit costs. These increases in production costs result in higher merchandise costs to us. We may not always be able to pass on those cost increases to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our e-commerce businesses may be unsuccessful or, if successful, may divert sales from our stores.

We offer many of our beauty products for sale through our e-commerce businesses in the U.S. (such as www.sallybeauty.com, www.cosmoprofbeauty.com, www.cosmoprofequipment.com and mobile commerce-based apps) and abroad. We have recently undertaken a number of initiatives, including as part of our Transformation Plan and in response to COVID-19, to significantly advance our digital commerce capabilities and grow our e-commerce businesses. As a result, we are more susceptible to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our e-commerce operations, websites and software and other related operational systems.

Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, growth in our e-commerce business relative to in-store sales may result in dilution of operating margin and profit due to higher delivery expenses incurred in our e-commerce sales. Furthermore, if our e-commerce businesses successfully grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. In addition, offering products through our e-commerce channels (particularly directly to consumers through our professional business) could cause some of our current or potential vendors to consider competing internet offerings of their products either directly or through competing distributors. As we continue to grow our e-commerce businesses, the impact of attracting existing rather than new customers, of conflicts between product offerings online and through our stores, and of opening up our channels to increased internet competition could have a material adverse impact on our business, financial condition and results of operations, including operating margin, profit, future growth and same store sales. Furthermore, our recent initiatives to upgrade our e-commerce platforms may not be successful in driving traffic to our websites and increasing our online sales in the long term, which could adversely impact our net sales.

Diversion of professional products sold by BSG could have an adverse impact on our revenues.

The majority of the products that BSG sells, including those sold by our Armstrong McCall franchisees, are meant to be used exclusively by salons and individual salon professionals or sold exclusively to their retail consumers. However, despite our efforts to prevent diversion, incidents of product diversion occur, whereby our products are sold by these purchasers (and possibly by other bulk purchasers such as franchisees) to wholesalers and ultimately to general merchandise retailers, among others. These retailers, in turn, sell such products to consumers. The diverted product may be old, tainted or damaged and sold through unapproved outlets, all of which could diminish the value of the particular brand. In addition, such diversion may result in lower net sales for BSG should consumers choose to purchase diverted products from retailers rather than purchasing from our customers, or choose other products altogether because of the perceived loss of brand prestige.  Furthermore, in many instances, BSG is subject to certain anti-diversion obligations under these manufacturers’ contracts, that if violated may result in the termination of such contracts. In addition, our investigation and enforcement of these anti-diversion obligations may require us to cease selling to customers suspected of diversion which could impact BSG’s net sales.

BSG’s financial results are affected by the financial results of BSG’s franchised-based business (Armstrong McCall).

BSG receives revenue from its sale of products to Armstrong McCall franchisees. Accordingly, a portion of BSG’s financial results is dependent upon the operational and financial success of these franchisees, including their implementation of BSG’s strategic plans. If sales trends or economic conditions worsen for Armstrong McCall’s franchisees, their financial results may worsen. Additionally, the failure of Armstrong McCall franchisees to renew their franchise agreements, any requirement that Armstrong McCall restructure its franchise agreements in connection with such renewals, or any failure of Armstrong McCall to meet its obligations under its franchise agreements, could result in decreased revenues for BSG or create legal issues with our franchisees or with manufacturers.

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

In the past several years, we have completed multiple acquisitions and we intend to pursue additional acquisitions in the future. We actively review acquisition prospects that we believe would complement our existing lines of business, increase the size and geographic scope of our operations or otherwise offer profitable growth and operating efficiency opportunities. There can be no assurance that we will continue to identify suitable acquisition candidates. Furthermore, due to, among other things, increasing competition for suitable acquisition candidates, our ability to reach agreement with acquisition candidates or finance such acquisitions on favorable terms, we may not be able to consummate such acquisitions on favorable terms or at all.

Any acquisitions that we do make may be difficult to integrate profitably into our business and may entail numerous risks, including:

•	difficulties in assimilating acquired operations, stores or products, including the loss of key employees from acquired businesses;
•	diversion of management’s attention from our core business, including loss of management focus on marketplace developments;
•	operating inefficiencies and negative impact on profitability;
•	entering geographic areas or channels in which we have limited or no prior experience; and
•	unknown liabilities of the businesses that we acquire.

As a result, we may not realize the anticipated benefits of our acquisitions.

If we are unable to optimize our store base by profitably opening and operating new stores and closing less profitable stores, our business, financial condition and results of operations may be adversely affected.

Our future growth strategy depends in part on our ability to optimize and profitably operate our stores in existing and additional geographic areas, including in international geographies, and to close underperforming stores. While the capital requirements to open an SBS or BSG store, excluding inventory, vary from geography to geography, such capital requirements have historically been relatively low in the U.S. and Canada. Despite these relatively low opening costs, we may not be able to open all the new stores we plan to open and we may be unable to optimize our store base by closing stores that are unprofitable or open stores that are profitable, any of which could have a material adverse impact on our business, financial condition and results of operations.

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

There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of digital communications, and the influence of social medial influencers in the beauty products industry. Negative commentary regarding us or the products we sell may be posted on social media platforms or other electronic means at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. Any harm to us or the products we sell may be immediate without allowing us an opportunity for redress or correction.

We also use social media platforms as marketing tools. For example, we maintain Facebook, Twitter, Instagram and Pinterest accounts. In addition, we have agreements with a variety of industry influencers, and we feature industry influencers in our advertising and marketing efforts and may include them in some of our branding. Further, many industry influencers use our products and feature our products through their own platforms. Actions taken by these individuals could harm our brand image, net revenues and profitability. Our marketing efforts through social media platforms and influencers may not be successful and the availability of these platforms may make it easier for smaller competitors to compete with us.

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

Regulatory, Legal and Cybersecurity Risks

If products sold by us are found to be defective in labeling or content, our credibility and that of the brands we sell may be harmed, marketplace acceptance of our products may decrease, and we may be exposed to liability in excess of our products liability insurance coverage and manufacturer indemnities.

We do not control the production process for the products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer or owned and exclusive-label brand filler before we offer such product for resale. In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding the composition, manufacture and safety of the products, as well as the compliance of our product labels with government regulations. Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective. Furthermore, such claims could have an adverse impact on our reputation.

Any actual defects or allegations of defects in products sold by us could result in adverse publicity and harm our credibility or the credibility of the manufacturer, which could adversely affect our business, financial condition and results of operations. Although we may have indemnification rights against the manufacturers of many of the products we distribute and rights as an “additional insured” under the manufacturers’ insurance policies, it is not certain that any manufacturer or insurer will be financially solvent and capable of making payment to any party suffering loss or injury caused by products sold by us or if all losses would be covered by such indemnification rights or insurance policies. If we are forced to expend significant resources and time to resolve such claims or to pay material amounts to satisfy such claims, it could have an adverse effect on our business, financial condition and results of operations.

We could be adversely affected if we do not comply with current laws and regulations or if we become subject to additional or more stringent laws and regulations.

We are subject to a number of federal, state and local laws and regulations in the U.S., as well as applicable laws and regulations in each foreign marketplace in which we do business. These laws and regulations govern the composition, packaging, labeling and safety of the products we sell, as well as the methods we use to sell and import these products and other aspects of our business. Non-compliance with applicable laws and regulations of governmental authorities, including the FDA and similar authorities in other jurisdictions, by us or the manufacturers and fillers of the products sold by us could result in fines, product recalls and enforcement actions, and otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations.

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

If we fail to protect our intellectual property rights or if our products are found to infringe on the intellectual property rights of others, it could materially and negatively impact our business.

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

Furthermore, the industry in which we operate is characterized by the need for a large number of copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A third-party may at any time assert that our products violate such party’s intellectual property rights. Successful intellectual property claims against us could result in significant financial liabilities and/or prevent us from selling certain of our products. In addition, the resolution of infringement claims may require us to redesign our products, to obtain licenses to use intellectual property belonging to third parties, which may not be attainable on reasonable terms, or to cease using the intellectual property altogether.

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

In response to prior data security incidents, we have taken and are continuing to take actions to further strengthen the security of our information technology systems, including adopting payment terminals with end-to-end encryption technology in order to enhance the security of our credit card payment systems. Nevertheless, there can be no assurance that our security upgrades will be effective, that we will not suffer a similar criminal attack in the future, that unauthorized parties will not gain access to confidential information, or that any such incident will be discovered promptly. In particular, we understand that the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. The failure to promptly detect, determine the extent of and appropriately respond to a significant data security breach could have a material adverse impact on our business, financial condition and operating results.

General Economic, Market and Foreign Risks

The political, social and economic conditions in the geographies we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be materially affected by conditions in the global capital markets and the economy and regulatory environment generally, both in the U.S. and internationally. Concerns over the COVID-19 pandemic and future pandemics, inflation, employment, tax laws, energy costs, geopolitical issues, uncertainty with respect to elections, terrorism, civil unrest, the availability and cost of credit, the mortgage market, sovereign and private banking systems, sovereign deficits and increasing debt burdens and the real estate and other financial markets in the U.S. and Europe have contributed to increased volatility and diminished expectations for the U.S. and certain foreign economies. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and salons and salon professionals. Continued uncertainty in the economy could adversely impact consumer purchases of discretionary items such as beauty products, as well as adversely impact the frequency of salon services performed by professionals using products purchased from us. Factors that could affect consumers’ willingness to make such discretionary purchases include: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit and consumer confidence in future economic conditions. As we have experienced and continue to experience with the COVID-19 pandemic, a prolonged economic downturn or acute recession, can adversely affect consumer spending habits and result in lower than expected net sales. The economic climate could also adversely affect our vendors. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

The occurrence of natural disasters or acts of violence or terrorism could adversely affect our operations and financial performance.

The occurrence of natural disasters or acts of violence, terrorism or civil unrest could result in physical damage to our properties, the temporary closure of stores or distribution centers, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from domestic or foreign suppliers, the temporary disruption in the delivery of goods to our distribution centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores, and/or the temporary reduction in visits to stores by customers. If one or more natural disasters or acts of violence or terrorism were to impact our business, we could, among other things, incur significantly higher costs and longer lead times associated with distributing products. Furthermore, insurance costs associated with our business may rise significantly in the event of a large scale natural disaster or act of violence or terrorism.

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

The COVID-19 pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world implemented measures to reduce the spread of COVID-19. These measures adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to a severe economic downturn in many of our markets. As a result of COVID-19 and these measures, we temporarily closed all U.S. and Canadian retail and wholesale store fronts to customers during the end of our second quarter and for a portion of our third quarter. We also transitioned certain stores to a contactless curbside service model, or to a ship-from-store model and also furloughed a significant number of employees due to these store closures. We also temporarily idled a number of our distribution centers. As many of the shelter-in-place orders, quarantines and similar orders were lifted in the U.S. and Canada, we were able to re-open our stores during our third quarter. While our stores have largely remained open since re-opening in the third quarter, there is no guarantee that we will not have to close stores in the future as a result of COVID-19 or measures designed to reduce the spread of COVID-19. These store closures have had a material and adverse effect on our results of operations.

We have taken and continue to take decisive actions across our businesses to help protect employees, customers, and others in the communities we serve in response to the impact of COVID-19. These actions include increased sanitization and social distancing practices in our stores and remote work arrangements for a significant number of our corporate employees. These actions have the potential to increase our operating costs and decrease consumer traffic in our stores.

While the COVID-19 pandemic did not have a material impact on our supply chain, it has the potential to have a meaningful impact on our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain products as a result of such disruptions.

In addition, the disruption to the global economy and to our business, along with a sustained decline in our stock price, may lead to triggering events that may indicate that the carrying value of certain assets – including inventories, accounts receivables, long-lived assets, intangibles and goodwill – may not be recoverable, which could lead to impairment or other asset write-downs in the future.

Changes in consumer behavior as a result of COVID-19 may materially and adversely affect our business.

Consumer fears about becoming ill with COVID-19 will continue in the near-term and consumer behavior may fundamentally change as a result of COVID-19 in both the near and long term. As a result, traffic in retail stores, including our stores, in the short term has been and in the long term may be materially and adversely affected for the long-term with more consumers relying on e-commerce to purchase beauty products. Consumer spending may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of the recession which resulted from the COVID-19 pandemic. All of this could materially and adversely impact sales at our retail stores. While we have accelerated the roll-out of our digital programs in response to the temporary closure of our stores and potential changes in consumer behavior, there is no guarantee that we will be successful in growing our e-commerce sales or materially offsetting lower sales at our retail stores. We have expended and plan to continue to expend significant resources to strengthen our digital platforms and we are re-designing our supply chain to focus more on e-commerce sales and fulfillment in the future, each of which have resulted in additional unexpected capital expenditures, business disruption and lower margin sales.

Financial Risks

Our same store sales and quarterly financial performance may fluctuate for a variety of reasons.

Our same store sales and quarterly results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of factors affect our same store sales and quarterly financial performance, including:

•	changes in our merchandising strategy or mix;
•	a portion of a typical new store’s sales (or sales we make over our e-commerce channels) coming from customers who previously shopped at other existing stores;
•	the timing and effectiveness of our marketing and promotional activities and those of our competitors;
•	the effects of severe weather events or other natural disasters;
•	the number of shopping days in a quarter;
•	fluctuations in the cost to us of products we sell;
•	store closures in response to state or local regulations due to the COVID-19 pandemic or other health concerns; and
•	worldwide economic conditions and, in particular, the retail sales environment in the North America and Europe

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

In addition, amounts drawn under our ABL facility and the variable portion of our term loan B may bear interest rates in relation to the London Interbank Offered Rate (“LIBOR”). It is unclear if LIBOR will cease to exist at the end of 2021, when it is intended to be phased out, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. While both the ABL facility and the variable portion of our term loan B contain “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, these “fallback” provisions may not adequately address the actual changes to LIBOR or successor rates.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, our ability to obtain financing in the future and our ability to react to changes in our business.

As of September 30, 2020, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings, had an aggregate principal amount of approximately $1.8 billion of outstanding debt, including capital lease obligations.

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

•

increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest), including borrowings under our $600 million asset-based senior secured loan facility, which we refer to as the “ABL facility” and a portion of our term loan B;

•

place us at a competitive disadvantage compared to our competitors with proportionately less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;

•	require us to comply with restrictive covenants that may restrict our ability to, among other things, pay dividends, conduct share repurchases, make acquisitions, dispose of assets or prepay debt;
•	limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase; and
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

Each of our ABL facility, institutional term loan and senior notes contain certain covenants and restrictions that we are required to comply with. Our ability to comply with these covenants and restrictions may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants and restrictions could result in a default under either the ABL facility, the institutional term loan or the indentures that would permit the applicable lenders or senior note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders having secured obligations, such as the lenders under the ABL facility, could proceed against the collateral securing the debt. In any such case, our subsidiaries may be unable to borrow under the ABL facility and may not be able to repay the amounts due under the senior notes and the institutional term loan. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

In addition, we and our subsidiaries may incur substantial additional indebtedness in the future. As of September 30, 2020, our ABL facility provided us commitments for additional borrowings of up to approximately $435.0 million, subject to borrowing base limitations, and limitations on cash hoarding above certain balances, once utilized. If new debt is added to our current debt levels, the related risks that we face would increase, and we may not be able to meet all our debt obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our stores and a number of our warehouse and remote office locations are leased while our corporate headquarters in Denton, Texas and three warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores per state in the U.S. and certain international locations, as of September 30, 2020:

	SBS		BSG
Location	Company- Operated	Franchise	Company- Operated	Franchise
United States (including Puerto Rico)
Alabama	49	—	12	2
Alaska	4	—	3	—
Arizona	85	—	34	4
Arkansas	29	—	11	—
California	277	—	162	—
Colorado	58	—	18	—
Connecticut	29	—	24	—
Delaware	6	—	2	—
Florida	211	—	79	2
Georgia	94	—	27	2
Hawaii	7	—	6	—
Idaho	15	—	11	—
Illinois	97	—	52	—
Indiana	56	—	30	—
Iowa	25	—	14	—
Kansas	23	—	11	—
Kentucky	41	—	21	—
Louisiana	49	—	—	16
Maine	7	—	4	—
Maryland	41	—	22	—
Massachusetts	45	—	27	—
Michigan	71	—	34	—
Minnesota	41	—	21	—
Mississippi	31	—	2	6
Missouri	53	—	19	—
Montana	8	—	7	—
Nebraska	19	—	8	—
Nevada	33	—	13	—
New Hampshire	16	—	8	—
New Jersey	49	—	19	—
New Mexico	26	—	4	3
New York	88	—	52	—
North Carolina	101	—	38	—
North Dakota	4	—	6	—
Ohio	121	—	58	—
Oklahoma	45	—	4	5
Oregon	33	—	14	—
Pennsylvania	87	—	56	—
Puerto Rico	37	—	2	—
Rhode Island	9	—	4	—
South Carolina	44	—	13	—
South Dakota	6	—	4	—
Tennessee	71	—	29	—

Texas	301	—	6	94
Utah	33	—	25	—
Vermont	2	—	1	—
Virginia	70	—	34	—
Washington	51	—	30	—
West Virginia	16	—	7	—
Wisconsin	35	—	26	—
Wyoming	4	—	2	—
Total United States (including Puerto Rico)	2,753	—	1,116	134
International:
United Kingdom	246	7	—	—
Mexico	242	—	—	—
Canada	140	—	135	—
France	76	1	—	—
Belgium	50	1	—	—
Chile	36	—	—	—
Netherlands	30	—	—	—
Spain	26	—	—	—
Other	45	—	—	—
Total International	891	9	135	—
Total Store Count	3,644	9	1,251	134

The following table provides locations for our significant offices and warehouses and our corporate headquarters, as of September 30, 2020:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters	200,000	N/A
Reno, Nevada	Warehouse	253,000	SBS
Columbus, Ohio	Warehouse	246,000	SBS
Jacksonville, Florida	Warehouse	237,000	SBS

Leased Properties:
Fort Worth, Texas	Warehouse	494,000	SBS & BSG
Greenville, Ohio	Warehouse	246,000	BSG
Fresno, California	Warehouse	200,000	BSG
Blackburn, Lancashire, England	Warehouse	195,000	SBS
Spartanburg, South Carolina	Warehouse	190,000	BSG
Pottsville, Pennsylvania	Warehouse	140,000	BSG
Clackamas, Oregon	Warehouse	104,000	BSG
Ghent, Belgium	Office, Warehouse	94,000	SBS
Ronse, Belgium	Office, Warehouse	91,000	SBS
Guadalupe, Nuevo Leon, Mexico	Warehouse	78,000	SBS
Ghent, Belgium	Warehouse	67,000	SBS
Calgary, Alberta, Canada	Warehouse	62,000	BSG
Mississauga, Ontario, Canada	Warehouse	60,000	BSG
Saint-Jerome, Quebec, Canada	Warehouse	52,000	BSG

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

Holders

As of November 13, 2020, there were 609 stockholders of record of our common stock.

Dividends

We have not declared or paid dividends at any time during the two fiscal years prior to the date of this Annual Report. We currently anticipate that we will retain future earnings to support investments in our business, to repay outstanding debt or to return capital to shareholders through share repurchases. Any determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, cash requirements and other factors that our Board of Directors deem relevant.  Furthermore, as a holding company we rely on cash from our subsidiaries to pay dividends. The terms of our debt agreements and instruments significantly restrict the ability of our subsidiaries to make certain restricted payments to us and our ability to pay dividends. Additionally, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us.

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

The following graph illustrates the five-year comparative total return among Sally Beauty Holdings, Inc., the S&P 500 Index (“S&P 500”) and the Dow Jones U.S. Specialty Retailers Index (“DJ US Specialty Retailers”) assuming that $100 was invested on September 30, 2015, and that dividends, if any, were reinvested. The DJ US Specialty Retailers is a non-managed index and provides a comprehensive view of issuers, including our common stock, that are primarily in the U.S. retail sector.

Fiscal year ended	September 30, 2015	September 30, 2016	September 30, 2017	September 30, 2018	September 30, 2019	September 30, 2020
Sally Beauty Holdings, Inc.	$100.00	$108.13	$82.44	$77.43	$62.69	$36.59
S&P 500	100.00	115.43	136.91	161.43	168.30	193.80
DJ US Specialty Retailers	100.00	98.84	111.56	166.83	158.01	226.77

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Sally Beauty for each of the years in the five-year period ended September 30, 2020 (dollars and shares in thousands, except per share data):

	Fiscal Year Ended September 30,
	2020	2019	2018	2017	2016
Results of operations:
Net sales	$3,514,330	$3,876,411	$3,932,565	$3,938,317	$3,952,618
Cost of goods sold	1,798,736	1,965,869	1,988,152	1,973,422	1,988,678
Gross profit	1,715,594	1,910,542	1,944,413	1,964,895	1,963,940
Selling, general and administrative expenses(a)	1,442,809	1,452,751	1,484,209	1,463,619	1,465,643
Restructuring	14,025	(682)	33,615	22,679	—
Operating earnings	258,760	458,473	426,589	478,597	498,297
Interest expense(b)	98,793	96,309	98,162	132,899	144,237
Earnings before provision for income taxes	159,967	362,164	328,427	345,698	354,060
Provision for income taxes	46,722	90,541	70,380	130,622	131,118
Net earnings	$113,245	$271,623	$258,047	$215,076	$222,942
Earnings per share
Basic	$0.99	$2.27	$2.09	$1.56	$1.51
Diluted	$0.99	$2.26	$2.08	$1.56	$1.50
Weighted average shares, basic	113,881	119,636	123,190	137,533	147,179
Weighted average shares, diluted	114,680	120,283	123,832	138,176	148,803
Operating data:
Number of stores, including franchises (at end of period):
SBS	3,653	3,695	3,761	3,782	3,781
BSG	1,385	1,366	1,395	1,368	1,338
Consolidated	5,038	5,061	5,156	5,150	5,119
Distributor sales consultants (at end of period)	715	748	820	829	914
Same store sales growth (decline)(c):
SBS	(8.1)%	0.4%	(1.5)%	(1.6)%	1.7%
BSG	(8.3)%	0.2%	(1.5)%	1.3%	5.5%
Consolidated	(8.1)%	0.3%	(1.5)%	(0.7)%	2.9%
Financial condition (at end of period):
Cash and cash equivalents	$514,151	$71,495	$77,295	$63,759	$86,622
Inventory	814,503	952,907	944,338	930,855	907,337
Total assets(d)	2,895,147	2,098,446	2,097,414	2,099,007	2,095,038
Operating lease liability(d)	547,642	—	—	—	—
Long-term debt, excluding current maturities	1,796,897	1,594,542	1,768,808	1,771,853	1,783,294
Stockholders’ equity (deficit)(e)	15,443	(60,323)	(268,556)	(363,616)	(276,166)

(a)

In the fiscal years 2020, 2019, 2018, 2017 and 2016, selling, general and administrative expenses include depreciation and amortization of $106.8 million, $107.7 million, $108.8 million, $112.3 million and $99.7 million, respectively.

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

(d)

In fiscal year 2020, we adopted Accounting Standards Update No. 2016-02, Leases, using a modified retrospective transition method without restating comparative periods and resulted in the recognition of operating lease assets and lease liabilities. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 contained in this Annual Report for additional information.

(e)

Stockholders’ equity (deficit) for the fiscal years 2020, 2019, 2018, 2017 and 2016 reflects the repurchase and retirement of 4.7 million shares, 3.6 million shares, 10.0 million shares, 16.1 million shares and 7.8 million shares of our common stock at a cost of $61.4 million, $46.6 million, $165.9 million, $346.1 million and $207.3 million, respectively, under share repurchase programs approved by our Board of Directors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of Sally Beauty’s financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, for a discussion of the financial condition and results of operations for fiscal year 2019 compared to fiscal year 2018. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty and the related notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2020:

•

During the fiscal year, our results of operation were severely impacted by COVID-19 as we temporarily shut down virtually all global customer-facing store operations during parts of our second and third fiscal quarters.

•

Consolidated net sales for the fiscal year decreased $362.1 million, or 9.3%, to $3,514.3 million and included a negative impact from changes in foreign currency exchange rates of $5.6 million, or 0.1% of consolidated net sales;

•	Consolidated same store sales for the fiscal year decreased 8.1%, while our consolidated e-commerce sales increased by 102.6% compared to the prior fiscal year;
•	Consolidated gross profit decreased by $194.9 million, or 10.2%, to $1,715.6 million. Gross margin decreased 50 basis points to 48.8% compared to the prior fiscal year;
•	Consolidated operating earnings for the fiscal year decreased $199.7 million, or 43.6%, to $258.8 million. Operating margin decreased 440 basis points to 7.4% compared to the prior fiscal year;
•	Consolidated net earnings for the fiscal year decreased $158.4 million, or 58.3%, to $113.2 million;
•	Diluted earnings per share for the fiscal year were $0.99 compared to $2.26 for the prior fiscal year;
•	Cash provided by operations was $426.9 million for the fiscal year compared to $320.4 million for the prior fiscal year;
•	In the first half of our fiscal year, we repurchased and retired approximately 4.7 million shares of our common stock at an aggregate cost of $61.4 million; and
•

During the fiscal year, we launched two new private label rewards credit cards branded for SBS and BSG to benefit our retail and professional customer by providing elevated loyalty perks and unique benefits;

Impact of COVID-19 on Our Business and Business Strategy Update

Our results of operations for the fiscal year 2020 were significantly impacted by the effects of COVID-19 as we experienced a rolling shut down of customer-facing operations at all global stores starting in mid-March through mid-April, followed by the rolling restart of store operations from mid-April until the end of June, when almost all stores were re-opened. Store re-openings were triggered by local regulation; the adoption of our new COVID-19 related safety protocols involving store cleaning, masks, and gloves; limiting the number of customers in stores at one time; in-store social distancing guidelines; and the recall from furlough of sufficient store staff. By the end of our third fiscal quarter, we had re-opened substantially all global customer-facing store operations and saw strong consumer and professional demand in our re-opened stores. However, this demand was below pre-COVID-19 levels as market disruptions, including but not limited to salon closures, customer occupancy restrictions and consumer concerns over safety, persisted due to COVID-19.

The impact of COVID-19 led us to reprioritize our transformation plans to accelerate key digital and supply chain initiatives, and pivot to cash management and expense reduction. As such, during our third fiscal quarter, we amended our ABL facility to increase the revolving commitment thereunder from $500.0 million to $600.0 million.

Also in our third fiscal quarter, to further strengthen our liquidity, we sold $300.0 million of 8.75% senior secured second-lien notes due 2025 (“Senior Secured Notes”). During our fourth fiscal quarter, we made significant progress in the implementation of our new merchandising system and began operations within our new North Texas distribution node. Additionally, due to the evolving COVID-19 pandemic and the related business uncertainty, we continue to defer non-digital capital investments and address our short-term cost structure.

The effects of the COVID-19 pandemic and related responses had a material impact on our fiscal year 2020 results of operations, cash flows and financial position. Furthermore, due to the uncertainty over the duration and severity of the economic and operational impacts of COVID-19, the material adverse impact of the pandemic may continue into our fiscal year 2021 and possibly beyond.

Results of Operations

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to assess our operating performance (dollars in thousands):

			2020 vs 2019
	Fiscal Year Ended September 30,		Amount	%
	2020	2019	Change	Change
Net sales:
SBS	$2,080,703	$2,293,094	$(212,391)	(9.3)%
BSG	1,433,627	1,583,317	(149,690)	(9.5)%
Consolidated	$3,514,330	$3,876,411	$(362,081)	(9.3)%
Gross profit:
SBS	$1,132,436	$1,272,263	$(139,827)	(11.0)%
BSG	583,158	638,279	(55,121)	(8.6)%
Consolidated	$1,715,594	$1,910,542	$(194,948)	(10.2)%
Segment gross margin:
SBS	54.4%	55.5%	(110)	bps
BSG	40.7%	40.3%	40	bps
Consolidated	48.8%	49.3%	(50)	bps

Net earnings:
Segment operating earnings:
SBS	$237,588	$366,412	$(128,824)	(35.2)%
BSG	194,206	239,572	(45,366)	(18.9)%
Segment operating earnings	431,794	605,984	(174,190)	(28.7)%
Unallocated expenses and restructuring (a) (b)	173,034	147,511	25,523	17.3%
Consolidated operating earnings	258,760	458,473	(199,713)	(43.6)%
Interest expense	98,793	96,309	2,484	2.6%
Earnings before provision for income taxes	159,967	362,164	(202,197)	(55.8)%
Provision for income taxes	46,722	90,541	(43,819)	(48.4)%
Net earnings	$113,245	$271,623	$(158,378)	(58.3)%
Number of stores at end-of-period (including franchises):
SBS	3,653	3,695	(42)	(1.1)%
BSG	1,385	1,366	19	1.4%
Consolidated	5,038	5,061	(23)	(0.5)%
Same store sales growth (decline)
SBS	(8.1)%	0.4%	(850)	bps
BSG	(8.3)%	0.2%	(850)	bps
Consolidated	(8.1)%	0.3%	(840)	bps

(a)

Unallocated expenses represent certain corporate costs (such as payroll, share-based compensation, employee benefits and travel expense for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our segments and are included in selling, general and administrative expenses in our consolidated statements of earnings.

(b)

Restructuring relates to Project Surge and our Transformation Plan. See Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about our restructuring plans.

The Fiscal Year Ended September 30, 2020 compared to the Fiscal Year Ended September 30, 2019

Net Sales

SBS.  The decrease in net sales for SBS was primarily driven by the following (in thousands):

Same store sales	$(173,951)
Stores outside same store sales	(13,823)
Foreign currency exchange	(4,567)
Other (a)	(20,050)
Total	$(212,391)
(a)	Other consists of non-store sales, which include catalog and internet sales of our Sinelco Group subsidiaries.

The decrease in SBS net sales was a result of lower unit volume caused primarily by the impact of the temporary closure of all our customer-facing store operations due to the effects of COVID-19 during our second and third fiscal quarters, partially offset by strong demand upon re-opening. The challenges faced by lower unit volume were partially offset by an increase in average unit prices, resulting from the cancellation of most promotional activity.

BSG.  The decrease in net sales for BSG was driven by the following (in thousands):

Same store sales	$(89,906)
Distributor sales consultants	(38,971)
Foreign currency exchange	(1,034)
Other (a)	(19,779)
Total	$(149,690)
(a)	Other consists of stores outside same store sales and sales to our franchisees.

The decrease in BSG net sales was a result of lower unit volume primarily as a result of the temporary closure of all of our customer-facing store operations in the U.S. and Canada due to the effects of COVID-19 during our second and third fiscal quarters. The negative impact of the temporary closures were partially offset by an increase in average unit prices resulting primarily from lower promotional activity.

Gross Profit

SBS.  SBS’s gross profit decreased as a result of lower sales and a lower gross margin. SBS’s gross margin decreased primarily as a result of aggressive inventory clearance actions in the third quarter and lower vendor allowances, partially offset by the positive impact from fewer promotions and favorable product mix.

BSG.  BSG’s gross profit decreased as a result of lower sales, partially offset by a higher gross margin. BSG’s gross margin increased primarily from fewer promotions, partially offset by lower vendor allowances.

Selling, General and Administrative Expenses

SBS.  SBS’s selling, general and administrative expenses decreased $11.0 million, or 1.2%. This decrease was driven by lower compensation and compensation-related expense of $51.5 million, primarily as a result of previously announced furloughs related to COVID-19. This decrease was partially offset by an increase in shipping costs of $34.5 million, resulting primarily from the increase in e-commerce sales volume, and incremental store expense for personal protective equipment.

BSG.  BSG’s selling, general and administrative expenses decreased $9.8 million, or 2.4%. This decrease reflects lower compensation and compensation-related expense of $18.2 million, primarily as a result of previously announced furloughs related to COVID-19. This decrease was partially offset by an increase in shipping costs of $7.9 million, resulting primarily from increased e-commerce volume.

Unallocated.   Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $10.8 million, or 7.3%. This increase was primarily from costs associated with specific expert capability builds in areas like marketing, merchandising, e-commerce and digital product, and costs associated with disaster payments in response to COVID-19, partially offset by lower compensation expenses, as a result of previously announced furloughs related to COVID-19.

Restructuring

For fiscal year 2020, we incurred restructuring charges of $14.0 million in connection with Project Surge and the Transformation Plan. For fiscal year 2019, restructuring represents gains of $8.4 million in connection with the sale of our secondary headquarters and fulfillment center and our Marinette, Wisconsin fulfillment center, partially offset by expenses incurred in connection with the 2018 Restructuring Plan of $7.7 million. See Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about our restructuring plans.

Interest Expense

Interest expense was slightly higher as a result of a higher average outstanding balance on our ABL during the second-half of fiscal year 2020 and the incremental interest expense from the issuance of our Senior Secured Notes, partially offset by a lower outstanding principal balances on our term loan B and a lower average interest rate on our term loan B variable tranche.

Provision for Income Taxes

For fiscal year 2020 and 2019, our effective tax rate was 29.2% and 25.0%, respectively. The increase in the effective tax rate was primarily driven by the establishment of a valuation allowance in a foreign subsidiary and increased foreign losses, as compared to the prior period, which cannot be tax benefitted.

Our effective tax rate may fluctuate on a quarterly and/or annual basis due to various factors, including but not limited to, total earnings and the mix of earnings by jurisdiction, new tax laws, as well as changes in valuation allowances and uncertain tax positions.

Liquidity and Capital Resources

At September 30, 2020, cash and cash equivalents were $514.2 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to fund working capital requirements, potential acquisitions, finance anticipated capital expenditures, including information technology upgrades and store remodels and debt repayments over the next 12 months. Due to the impact of COVID-19, we have shifted our focus to being proactive in maintaining our financial flexibility.

Working capital (current assets less current liabilities) increased $162.2 million to $869.7 million at September 30, 2020, compared to $707.5 million at September 30, 2019, resulting primarily from the increase in our cash and cash equivalents, partially offset by the reduction in our inventory, as a result of the impact of COVID-19 and aggressive inventory clearance actions during the year, and the impact of the adoption of the new lease standard. The ratio of current assets to current liabilities was 2.54 to 1.00 at September 30, 2020, compared to 2.55 to 1.00 at September 30, 2019.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and share repurchases. During the fiscal year ended September 30, 2020, the weighted average interest rate on our borrowings under the ABL facility was 3.4%. The amounts drawn are generally paid down with cash provided by our operating activities. As of September 30, 2020, Sally Holdings had $435.0 million available for borrowings under the ABL facility, subject to borrowing base limitations and outstanding letters of credit of $18.6 million.

Share Repurchase Programs

During the fiscal years 2020, 2019 and 2018, we repurchased and subsequently retired approximately 4.7 million shares, 3.6 million shares and 10.0 million shares, respectively, of our common stock under the 2017 Share Repurchase Program or the 2014 Share Repurchase Program at a cost of $61.4 million, $46.6 million and $165.9 million, respectively. All the fiscal year 2020 shares repurchases occurred during the first half of the fiscal year. We funded these share repurchases with cash from operations and borrowings under the ABL facility. As of September 30, 2020, we had approximately $726.1 million of additional share repurchase authorization remaining under the 2017 Share Repurchase Program.

Historical Cash Flows

For the fiscal years 2020, 2019 and 2018, our primary sources of cash have been funds provided by operating activities and, when necessary, borrowings under our ABL facility, as appropriate. The primary non-operating uses of cash during the past three years were for share repurchases, debt service and capital expenditures.

The following table shows our sources and uses of cash for the periods presented (in thousands):

	Fiscal Year Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$426,889	$320,415	$106,474
Net cash used by investing activities	(123,775)	(95,867)	(27,908)
Net cash provided (used) by financing activities	139,761	(229,308)	369,069
Effect of foreign currency exchange rate changes on cash and cash equivalents	(219)	(1,040)	821
Net increase (decrease) in cash and cash equivalents	$442,656	$(5,800)	$448,456

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for fiscal year 2020, compared to fiscal year 2019, primarily due to a reduction in our inventory balance, driven by fewer inventory purchases due to the impact of COVID-19 and a concerted merchandising effort to rationalize our assortment during the third and fourth quarters. Additionally, we experienced a reduction in vendor receivables resulting from fewer vendor co-op arrangements due to the impact of COVID-19 and a concerted effort to reduce the collection time.

Net Cash Used by Investing Activities

Net cash used by investing activities was higher for fiscal year 2020, compared to fiscal year 2019, primarily due to cash proceeds in the prior year from the sale our secondary headquarters and fulfillment center in Denton, Texas and our fulfillment center in Marinette, Wisconsin, an increase in capital expenditures primarily from investments in our information technology systems and the acquisition of La Maison Ami-Co (1981) Inc.

Net Cash provided (Used) by Financing Activities

We had net cash provided by financing activity for fiscal year 2020, compared to net cash used in fiscal year 2019, primarily as a result of the issuance of our Senior Secured Notes during our third fiscal quarter.

Long-Term Debt

At September 30, 2020, we have $1,813.2 million in outstanding principal under a term loan B and senior notes, not including capital leases, unamortized debt issuance costs or debt discounts, in the aggregate, of $16.1 million. There were no outstanding balances under the ABL facility at September 30, 2020. See Note 12 of the Notes to Consolidated Financial Statements in Item 8 contained in this Annual Report for additional information about our debt.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Capital Requirements

During fiscal year ended 2020, we had total capital expenditures of approximately $94.4 million, excluding amounts paid in connection with the prior year, primarily in connection with information technology projects, new store openings, store maintenance and the build out of our new North Texas distribution node.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2020 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest(a)	$105,564	$211,070	$1,338,656	$689,523	$2,344,813
Obligations under operating leases(b)	170,522	227,657	108,380	95,944	602,503
Purchase obligations(c)	13,182	10,230	—	—	23,412
Other long-term obligations(d)(e)	4,333	22,026	4,669	3,307	34,335
Total	$293,601	$470,983	$1,451,705	$788,774	$3,005,063

(a)

Long-term debt obligations include obligations under capital leases and future interest payments on our debt outstanding as of September 30, 2020. The amounts shown above do not include unamortized discount or deferred debt issuance costs reflected in our consolidated balance sheets since those amounts do not represent contractual obligations.

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

(d)

Other long-term obligations, including current portion, principally represent obligations under insurance and self-insurance programs and deferral of social security taxes in connection with the Coronavirus Aid, Relief, and Economic Security Act. These obligations are included in accrued liabilities and other liabilities, as appropriate, in our consolidated balance sheets.

(e)	The table above does not include an estimated $2.1 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

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

Off-Balance Sheet Financing Arrangements

At September 30, 2020, we did not have any off-balance sheet financing arrangements other than obligations under letters of credit, as discussed above.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure. Actual results could differ from the estimates and assumptions used, which could have a material impact to financial statements. We believe the following are our most critical accounting estimates that require subjective judgement, estimates and assumptions:

Valuation of Inventory

During fiscal year 2020, we changed how we value our inventory. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 contained in this Annual Report for more information related to the change in our valuation method. At September 30, 2020, inventory is stated at the lower of weighted average cost or net realizable value. At September 30, 2019, inventory was stated at the lower of cost using first-in first-out (“FIFO”) or net realizable value. In assessing the net realizable value of inventory, we will adjust the carrying value of inventory for estimated shrinkage, damage and obsolescence using consider several key factors including estimates of the future demand for our products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in SKUs.

We estimate inventory shrinkage between physical counts and product damage based upon our historical experience. Actual results differing from these estimates could significantly affect our carrying value of inventory and cost of goods sold. Inventory shrinkage, in the aggregate, averaged less than 1.0% of consolidated net sales in fiscal years 2020, 2019 and 2018. A 10% increase or decrease in our estimate of inventory shrinkage and obsolescence reserves at September 30, 2020, would impact net earnings by approximately $1.6 million.

Vendor Rebates and Concessions

We deem cash consideration received from a vendor to be a reduction of the cost of goods sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by us in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of inventory and a subsequent reduction in cost of goods sold as the related products are sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in our consolidated statements of earnings. We record cash consideration expected to be received from vendors in accounts receivables, other at the amount we believe will be collected. These receivables could be significantly affected if the actual amounts subsequently collected differ from our expectations.

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

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our liability insurance coverage. Our liabilities could be significantly affected if actual results differ from our expectations or prior actuarial analyses. A 10% increase or decrease in our insurance liabilities at September 30, 2020, would impact net earnings by approximately $1.5 million.

The changes in our insurance liabilities were as follows (in thousands):

	Fiscal Year Ended September 30,
	2020	2019
Balance at beginning of period	$20,294	$19,956
Self-insurance expense	59,963	63,963
Payments, net of employee contributions	(58,821)	(63,625)
Balance at end of period	$21,436	$20,294

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

Assessment of Long-Lived Assets for Impairment

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable based on estimated undiscounted future cash flows. Long-lived assets are reviewed at the lowest level of identifiable cash flows, which is at the store level. In assessing for impairment, we determine the fair value of each individual store by discounting projected future cash flows over the remaining lease term. There are significant estimates and assumptions used to arrive at estimated future cash flows, including local market conditions and growth rates. If the carrying amount of the store, which includes the operating lease asset, asset exceeds the sum of its undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the store.

Based on our assessments and after considering potential triggering events, including COVID-19, we recognized an impairment loss of $4.1 million in the fiscal year ended September 30, 2020, in connection with our long-lived assets. No material impairment losses were recognized in fiscal years 2019 or 2018.

Assessment of Goodwill and Intangible Assets for Impairment

We review goodwill and intangible assets for impairment annually, or when events or circumstances indicate it is more-likely-than-not that the value of the asset may be impaired. In assessing these types of assets for impairment, there are significant estimates and assumptions used to determine the fair value, including relevant market and economic conditions, anticipated future revenues and cash flows, royalty rates and discount rates.

Goodwill is tested for impairment by comparing the fair value of each reporting unit to its carrying value. In determining the fair value of a reporting unit, we use a discounted cash flow model. If it is determined that the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded to bring the carrying value down to its fair value. At March 31, 2020, the date of our annual impairment test, a 10% decrease in either reporting unit’s fair value would not have resulted in an impairment.

Like goodwill, our indefinite-lived intangible assets are tested for impairment by comparing the fair value of each asset to its carrying value. As of September 30, 2020, our indefinite-lived assets comprised of only tradenames. To determine the fair value of each tradename, we use the relief-from-royalty method, which estimates what a third-party would be willing to pay in royalties to receive a benefit from the use of the asset. It if is determined that the asset’s fair value is less than its carrying value, then an impairment charge is recorded to reduce the carrying value down to its fair value.  No impairment losses were recognized in fiscal years 2020, 2019 or 2018.

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements in Item 8 contained in this Annual Report for information about recent accounting pronouncements.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, and the Mexican peso. In addition, we currently have exposure to the currencies of certain countries located in South America and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain of our European subsidiaries. For each of the fiscal years 2020, 2019 and 2018, less than 20% of our consolidated net sales were made in currencies other than the U.S. dollar.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure, would have impacted our consolidated net sales by approximately 1.7% in the fiscal year 2020, and would have impacted our consolidated net assets by approximately 2.0% at September 30, 2020.

As more fully discussed in Note 13 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, foreign exchange forward contracts to mitigate exposure to changes in foreign currency exchange rates.

Interest rate risk

We are sensitive to interest rate fluctuations as a result of borrowings under our ABL facility and the variable-rate tranche of our term loan B. At September 30, 2020, there were no borrowings outstanding under the ABL facility and the term loan B had $422.6 million outstanding principal balance under the variable-rate tranche. Based on our September 30, 2020 outstanding floating interest rate debt, a 0.1 percentage point interest rate increase would impact interest expense by $0.4 million.

As more fully discussed in Note 13 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, derivative instruments in order to manage risk relating to cash flows and interest rate exposure.

Credit risk

We are exposed to credit risk in connection with certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2020.

Our derivative instruments expose us to credit risk in the event of default by a counterparty. We believe that such exposure is mitigated by the substantial resources and strong creditworthiness of the counterparties to our derivative instruments at September 30, 2020. In the event that a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” which is located on page 45 of this Annual Report.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2020, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on this assessment, management has concluded that, as of September 30, 2020, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Report of Independent Registered Public Accounting Firm.  Please refer to KPMG’s Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 45 of this Annual Report.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter, other than as described below, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During our last fiscal quarter, we implemented the retail stock ledger module of the JDA merchandising and supply chain platform (“JDA”). JDA is hosted on a cloud platform (Infrastructure as a Service); SBH manages all systems hosted by this cloud infrastructure. This platform is used as our inventory system of record for physical quantities and for the application of inventory costing, including cost of sales. JDA affects our processes and internal control environment for U.S. and Canada operations. In connection with this implementation, management implemented new controls for relevant business processes specifically related to JDA and modified any existing processes and controls to encompass JDA.

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

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2021 Annual Meeting of Stockholders under the headings “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance, the Board, and Its Committees” and “Report of the Audit Committee.”

ITEM 11.EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2021 Annual Meeting of Stockholders under the headings “Directors’ Compensation and Benefits,” “Narrative Discussion of Director Compensation Table,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2021 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Company’s Stock.”

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of September 30, 2020, about our common stock that may be issued under all of our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	6,071,191	$20.92	8,120,587
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,071,191	$20.92	8,120,587

(a)

Includes options issued and available for exercise in connection with awards under the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”) and predecessor share-based compensation plans. The Company currently grants awards only under the 2019 Plan.

(b)

Calculation of weighted-average exercise price of outstanding awards includes stock options, but does not include shares of restricted stock or restricted stock units that convert to shares of common stock for no consideration.

(c)	Represents shares that are available for issuance pursuant to the 2019 Plan, all of which are available as full value awards.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2021 Annual Meeting of Stockholders under the headings “Corporate Governance, the Board, and Its Committees,” “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions.”

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2021 Annual Meeting of Stockholders under the heading “Proposal 3 – Ratification of Selection of Auditors.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a)   List of Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page 45 of this Annual Report.

(b)   Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

Exhibit No.	Description

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

4.1

Amended and Restated Credit Agreement dated July 6, 2017, among the Borrowers, the Guarantors, the Lenders party thereto, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agent (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 6, 2017 †

4.2

Amended and Restated Security Agreement by Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as the domestic borrowers and the other domestic borrowers and domestic guarantors party hereto from time to time and Bank of America, N.A. as collateral agent dated as of July 26, 2013, which is incorporated herein by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on November 14, 2013 †

4.3

Amended and Restated General Security Agreement by Beauty Systems Group (Canada), Inc., as the Canadian borrower and Bank of America, N.A., (acting through its Canada branch), as Canadian agent dated as of July 26, 2013, which is incorporated herein by reference from Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on November 14, 2013 †

4.4

Joinder to Loan Documents, dated as of December 20, 2011, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2012 †

4.5

Joinder to Loan Documents, dated as of May 28, 2015, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Military Supply LLC, Loxa Beauty LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015 †

4.6

First Amendment to Amended and Restated Credit Agreement dated April 15, 2020 among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2020.

4.7

Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc. and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012

Exhibit No.	Description

4.8

Second Supplemental Indenture, dated as of October 29, 2013, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 29, 2013

4.9

Third Supplemental Indenture, dated as of May 28, 2015, by and among Loxa Beauty LLC , Sally Beauty Military Supply LLC, Sally Holdings LLC, Sally Capital Inc., each existing Parent Guarantor and Subsidiary Guarantor listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015

4.10

Third Supplemental Indenture, dated as of December 3, 2015, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2015

4.11

Credit Agreement dated July 6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2017 †

4.12

Amendment No. 1 dated March 27, 2018, to Credit Agreement dated July 6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018

4.13

Indenture, dated as of April 24, 2020, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 27, 2020 †

10.1	Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on May 3, 2007

10.2

2007 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 27, 2007

10.3

2009 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on November 20, 2008

10.4

Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007

10.5

2010 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.6

2010 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.7

2010 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

Exhibit No.	Description
10.8

Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.9

Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

10.10

2011 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 18, 2010

10.11

2011 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on November 18, 2010

10.12

2011 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed November 15, 2012

10.13

2016 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2016

10.14

Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 19, 2018

10.15

2019 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2019

10.16

Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2019

10.17

Form of Stock Option Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.18

Form of Restricted Stock Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.19	Offer Letter to Christian A. Brickman, dated as of April 25, 2014, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2014

10.20

Form of Severance Agreement between each of Christian A. Brickman and the Company effective as of June 2, 2014, Mark G. Spinks and the Company effective July 31, 2015, Scott C. Sherman and the Company effective October 1, 2017, Aaron E. Alt and the Company effective April 27, 2018, John M. Henrich and the Company effective June 10, 2019, and Pamela K. Kohn and the Company effective October 3, 2019, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 5, 2012

10.21

2012 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

Exhibit No.	Description
10.22	Sally Beauty Holdings, Inc. Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.23

Sally Beauty Holdings, Inc. Fourth Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on November 14, 2018

18	Preferability letter from KPMG LLP regarding a change in accounting method*

21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*

23.1	Consent of KPMG*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Christian A. Brickman*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Marlo M. Cormier*

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) the Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

*	Included herewith
†

Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(c)   Financial Statement Schedules

None

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of November, 2020.

SALLY BEAUTY HOLDINGS, INC.
By:	/s/ Christian A. Brickman
Christian A. Brickman
President, Chief Executive Officer and Director

By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian A. Brickman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 23, 2020
Christian A. Brickman

/s/ Marlo M. Cormier	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	November 23, 2020
Marlo M. Cormier

/s/ Robert R. McMaster	Chairman of the Board of Directors	November 23, 2020
Robert R. McMaster

/s/ Timothy R. Baer	Director	November 23, 2020
Timothy R. Baer

/s/ Marshall E. Eisenberg	Director	November 23, 2020
Marshall E. Eisenberg

/s/ Diana S. Ferguson	Director	November 23, 2020
Diana S. Ferguson

/s/ Dorlisa K. Flur	Director	November 23, 2020
Dorlisa K. Flur

/s/ Linda Heasley	Director	November 23, 2020
Linda Heasley

/s/ John A. Miller	Director	November 23, 2020
John A. Miller

/s/ P. Kelly Mooney	Director	November 23, 2020
P. Kelly Mooney

/s/ Susan R. Mulder	Director	November 23, 2020
Susan R. Mulder

/s/ Denise Paulonis	Director	November 23, 2020
Denise Paulonis

/s/ Edward W. Rabin	Director	November 23, 2020
Edward W. Rabin

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements

Years ended September 30, 2020, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sally Beauty Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity (deficit) for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of October 1, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842). As discussed in Note 3 to the consolidated financial statements, the Company has elected to change its method of accounting for inventory located in the U.S. and Canada at both its distribution centers and store fronts as of August 1, 2020 from lower of cost or net realizable value on a first-in first-out (“FIFO”) basis to lower of cost or net realizable value using the weighted average cost method.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of vendor rebates and concessions

As discussed in Note 2 to the consolidated financial statements, other accounts receivable consists primarily of amounts earned from the Company’s vendors under contractual agreements (collectively referred to as vendor rebates and concessions). These agreements are often specific to a particular product or promotion for a specified period of time, which results in a high volume of agreements, each with potentially non-standardized terms and conditions governing how the rebate is earned and calculated. Therefore, the inputs used to calculate the vendor rebates and concessions, which can include financial and non-financial data from multiple sources, will vary depending on the specific terms of the agreements. Other accounts receivable was $20.8 million as of September 30, 2020.

We identified the evaluation of vendor rebates and concessions as a critical audit matter because of the challenging auditor judgment required to assess the non-standardized terms of the agreements and the nature and source of the inputs used in the recognition and measurement of the receivable.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to calculate vendor rebates and concessions. This included controls over the derivation of key inputs and the evaluation of the contractual terms of the agreements. For a sample of the vendor rebates and concessions, we evaluated the nature and source of the inputs used, and the terms of the contractual agreements. We recalculated the amount of the receivable based on the inputs and the terms of the agreements. We also compared the amount of cash received to the amount previously recognized by the Company for a sample of the vendor rebates and concessions that were collected subsequent to year end.

Assessment of goodwill for impairment

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company tests goodwill for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The total goodwill balance as of September 30, 2020 was $540.0 million, of which $81.2 million and $458.8 million were allocated to the Sally Beauty Supply reporting unit and the Beauty Systems Group reporting unit, respectively. As a result of the novel coronavirus (“COVID-19”) global pandemic the Company experienced a significant reduction in sales due to the rolling shut down of customer facing operations at all stores beginning in March 2020. The Company also experienced a decline in market capitalization leading up to March 31, 2020, the end of the Company’s fiscal second quarter. As a result, the Company determined that a triggering event had occurred, which required the performance of an interim goodwill impairment test as of March 31, 2020.  The Company used the discounted cash flow method to determine the fair value of its reporting units.

We identified the assessment of goodwill for impairment as a critical audit matter. Significant auditor judgment, and the need to involve valuation professionals with specialized skills and knowledge, was required to evaluate forecasted revenues, and the discount rates used by the Company to determine the fair values of the Company’s reporting units. As a result of the impact of COVID-19 on the Company’s business at the time of the impairment test, there was significant uncertainty associated with these inputs.  The involvement of valuation professionals was also necessary due to the specialized skills and knowledge required to assess the Company’s estimate of fair value as determined by the discounted cash flow models compared to the Company’s market capitalization at the reporting date.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. This included controls over forecasted revenues used in the Company’s analysis and controls related to the development of the discount rate. We performed sensitivity analyses over the revenue forecasts and discount rate to assess their impact on the Company’s determination of the fair value of the reporting units. We evaluated the Company’s revenue projections by comparing the Company’s historical forecasts to actual results, and by comparing the forecast for the period subsequent to March 31, 2020 to actual results through the end of the fiscal year as stores began to reopen. We involved valuation professionals with specialized skills and knowledge, who assisted in:

—	evaluating the Company’s discount rate, by comparing it against a discount rate that was independently developed using publicly available third-party market data for comparable entities,
—	performing sensitivity analyses for the fair values using various discount rates,
—

calculating the reporting units’ implied fair value earnings multiples as derived from the Company’s discounted cash flow value, and comparing them to the observed earnings multiples from a set of comparable public companies, and,

—	assessing the Company’s estimated fair values of its reporting units on a combined basis compared to the Company’s market capitalization.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Dallas, Texas

November 23, 2020

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2020 and 2019

(In thousands, except par value data)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$514,151	$71,495
Trade accounts receivable, net	35,590	43,136
Accounts receivable, other	20,839	61,403
Inventory	814,503	952,907
Other current assets	48,014	34,612
Total current assets	1,433,097	1,163,553
Property and equipment, net	315,029	319,628
Operating lease assets	525,634	—
Goodwill	540,038	530,786
Intangible assets, excluding goodwill, net	58,283	62,051
Other assets	23,066	22,428
Total assets	$2,895,147	$2,098,446
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$180	$1
Accounts payable	236,333	278,688
Accrued liabilities	170,665	169,054
Current operating lease liabilities	153,267	—
Income taxes payable	2,917	8,336
Total current liabilities	563,362	456,079
Long-term debt	1,796,897	1,594,542
Long-term operating lease liabilities	394,375	—
Other liabilities	32,976	27,757
Deferred income tax liabilities, net	92,094	80,391
Total liabilities	2,879,704	2,158,769
Stockholders’ equity (deficit):
Common stock, $0.01 par value. Authorized 500,000 shares; 112,824 and 116,986 shares issued and 112,404 and 116,725 shares outstanding at September 30, 2020 and 2019, respectively	1,124	1,167
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	1,913	—
Accumulated earnings	117,109	55,797
Accumulated other comprehensive loss, net of tax	(104,703)	(117,287)
Total stockholders’ equity (deficit)	15,443	(60,323)
Total liabilities and stockholders’ equity (deficit)	$2,895,147	$2,098,446

The accompanying notes are an integral part to these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Fiscal Years ended September 30, 2020, 2019 and 2018

(In thousands, except per share data)

	2020	2019	2018
Net sales	$3,514,330	$3,876,411	$3,932,565
Cost of goods sold	1,798,736	1,965,869	1,988,152
Gross profit	1,715,594	1,910,542	1,944,413
Selling, general and administrative expenses	1,442,809	1,452,751	1,484,209
Restructuring	14,025	(682)	33,615
Operating earnings	258,760	458,473	426,589
Interest expense	98,793	96,309	98,162
Earnings before provision for income taxes	159,967	362,164	328,427
Provision for income taxes	46,722	90,541	70,380
Net earnings	$113,245	$271,623	$258,047
Earnings per share:
Basic	$0.99	$2.27	$2.09
Diluted	$0.99	$2.26	$2.08
Weighted average shares:
Basic	113,881	119,636	123,190
Diluted	114,680	120,283	123,832

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Fiscal Years ended September 30, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Net earnings	$113,245	$271,623	$258,047
Other comprehensive income (loss):
Foreign currency translation adjustments	11,821	(22,576)	(10,604)
Interest rate caps, net of tax	198	(4,566)	2,449
Foreign exchange contracts, net of tax	565	(154)	—
Other comprehensive income (loss), net of tax	12,584	(27,296)	(8,155)
Total comprehensive income	$125,829	$244,327	$249,892

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended September 30, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Cash Flows from Operating Activities:
Net earnings	$113,245	$271,623	$258,047
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	106,779	107,658	108,829
Share-based compensation expense	8,426	9,180	10,519
Amortization of deferred financing costs	4,118	3,786	3,832
Net loss/(gain) on disposal and impairment of assets	3,562	(7,544)	181
Net loss on extinguishment of debt	38	951	876
Deferred income taxes	13,691	5,532	(20,538)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	10,031	4,399	(1,949)
Accounts receivable, other	41,463	(20,432)	2,743
Inventory	149,845	(20,272)	(16,450)
Other current assets	(15,654)	7,418	12,164
Other assets	(2,007)	(3,225)	48
Accounts payable and accrued liabilities	(26,876)	(42,719)	4,592
Income taxes payable	(5,489)	6,144	(221)
Operating lease assets and liabilities	10,339	—	—
Other liabilities	15,378	(2,084)	9,988
Net cash provided by operating activities	426,889	320,415	372,661
Cash Flows from Investing Activities:
Payments for property and equipment	(110,858)	(107,755)	(86,507)
Proceeds from sales of property and equipment	53	15,312	369
Acquisitions, net of cash acquired	(12,970)	(3,424)	(9,175)
Net cash used by investing activities	(123,775)	(95,867)	(95,313)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,087,504	593,504	461,819
Repayments of long-term debt	(882,921)	(777,538)	(558,599)
Debt issuance costs	(6,257)	—	(1,151)
Payments for common stock repurchased	(61,357)	(47,434)	(166,701)
Proceeds from exercises of stock options	2,792	2,160	1,350
Net cash provided (used) by financing activities	139,761	(229,308)	(263,282)
Effect of foreign exchange rate changes on cash and cash equivalents	(219)	(1,040)	(530)
Net increase (decrease) in cash and cash equivalents	442,656	(5,800)	13,536
Cash and cash equivalents, beginning of period	71,495	77,295	63,759
Cash and cash equivalents, end of period	$514,151	$71,495	$77,295
Supplemental Cash Flow Information:
Interest paid	$83,123	$95,171	$90,077
Income taxes paid	$49,869	$83,783	$70,253
Capital expenditures incurred but not paid	$9,772	$26,233	$15,315

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Fiscal Years ended September 30, 2020, 2019 and 2018

(In thousands)

			Additional	Accumulated	Accumulated Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity (Deficit)
Balance at September 30, 2017	129,585	$1,296	$—	$(283,076)	$(81,836)	$(363,616)
Net earnings	—	—	—	258,047	—	258,047
Other comprehensive loss, net of tax	—	—	—	—	(8,155)	(8,155)
Repurchases of common stock	(9,987)	(100)	(11,866)	(154,735)	—	(166,701)
Share-based compensation	178	2	10,517	—	—	10,519
Stock issued for stock options	150	1	1,349	—	—	1,350
Balance at September 30, 2018	119,926	1,199	—	(179,764)	(89,991)	(268,556)
Net earnings	—	—	—	271,623	—	271,623
Other comprehensive loss, net of tax	—	—	—	—	(27,296)	(27,296)
Repurchases of common stock	(3,562)	(36)	(11,336)	(36,062)	—	(47,434)
Share-based compensation	209	2	9,178	—	—	9,180
Stock issued for stock options	152	2	2,158	—	—	2,160
Balance at September 30, 2019	116,725	1,167	—	55,797	(117,287)	(60,323)
Cumulative effect of ASC 842 adoption	—	—	—	76	—	76
Net earnings	—	—	—	113,245	—	113,245
Other comprehensive income, net of tax	—	—	—	—	12,584	12,584
Repurchases of common stock	(4,702)	(46)	(9,302)	(52,009)	—	(61,357)
Share-based compensation	159	1	8,425	—	—	8,426
Stock issued for stock options	223	2	2,790	—	—	2,792
Balance at September 30, 2020	112,405	$1,124	$1,913	$117,109	$(104,703)	$15,443

The accompanying notes are an integral part of these consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

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

Cash and Cash Equivalents

Cash represents currency on hand, debit and credit card receivable and third-party online payment systems transactions, while cash equivalents consist of highly liquid investments which have an original maturity of three months or less.

Trade Accounts Receivable and Accounts Receivable, Other

Trade accounts receivable consist of credit extended directly to certain customers who meet our credit requirements in the ordinary course of business and are stated at their carrying values, net of an allowance for doubtful accounts. Our allowance for doubtful accounts is regularly reviewed on the basis of our historical collection data and current customer information. Customer account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2020 and 2019, our allowance for doubtful accounts was $1.9 million and $1.7 million, respectively.

Other accounts receivable consist primarily of amounts due from vendors under various contractual agreements and include volume rebates and other promotional considerations.

Inventory and Cost of Goods Sold

Effective August 1, 2020, we changed how we value our inventory. See Note 3 for more information related to the change in our costing method. At September 30, 2020, inventory is stated at the lower of weighted average cost or net realizable value. At September 30, 2019, inventory is stated at the lower of cost using FIFO or net realizable value. Inventory cost reflects actual product costs, the cost of transportation to our distribution centers and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. When assessing the net realizable value of inventory, we consider several factors including estimates of future demand for our products, historical turn-over rates, the age and sales history of the inventory, and historic and anticipated changes in stock keeping units.

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

Fiscal Years ended September 30, 2020, 2019 and 2018

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

Lease Accounting

Substantially all of our leases are operating leases and relate primarily to retail stores and warehousing properties with lease terms of five to ten years. Some of our leases include options to extend the agreement by a certain number of years, typically five years. At the lease commencement date, an operating lease liability and related operating lease asset are recognized and typically do not assume renewals unless we are reasonably certain that we will exercise the option.

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

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases, reduced by tenant improvement allowances and any rent abatement. Operating lease assets are tested for impairment in the same manner as our long-lived assets. During fiscal year 2020, we impaired approximately $1.9 million in operating lease assets and leasehold improvements, primarily as a result of the impact of COVID-19, within selling, general and administrative expenses. See Note 19 for additional information related to impairments in connection with our restructuring activity.

See Note 3 for additional information regarding the accounting change in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”).

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

The following table summarizes our property and equipment balances and their estimated useful lives (dollars in thousands):

	Life	September 30,
	(in years)	2020	2019
Land	N/A	$10,120	$10,061
Buildings and building improvements	5 – 40	54,521	53,132
Leasehold improvements	2 – 10	304,404	281,195
Furniture, fixtures and equipment	2 – 10	640,693	634,525
Total property and equipment, gross		1,009,738	978,913
Accumulated depreciation and amortization		(694,709)	(659,285)
Total property and equipment, net		$315,029	$319,628

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

Depreciation expense for the fiscal years 2020, 2019 and 2018 was $95.5 million, $96.1 million and $97.2 million, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings.

Valuation of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The recoverability of long-lived assets and intangible assets subject to amortization is assessed by comparing the net carrying amount of each asset to the total estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill and Indefinite-lived Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at least annually, as of January 31st, and whenever events or changes in circumstances indicate that its carrying amount may be less than its recoverable amount, to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of COVID-19, we performed an interim assessment for impairment of goodwill as of March 31, 2020, which updated our assumptions around the growth, timing and discount rate applied to future cash flows in connection with our business restart. Due to the uncertainty around COVID-19, our projected future cash flows may differ materially from actual results. Furthermore, we considered potential triggering events, including the fluctuation of our stock price, and determined there were none during the remaining fiscal year, as our assumptions relative to future cash flows had improved over the fiscal year, and our market capitalization had increased since March 31, 2020.

Components within the same operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of September 30, 2020 and 2019, our reporting units consisted of Sally Beauty Supply (“SBS”) and Beauty Systems Group (“BSG”). We assign goodwill to the reporting unit which consolidates the acquisition.

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

Indefinite-lived Intangible Assets

Our intangible assets with indefinite lives consist of trade names acquired in business combinations. Upon acquisition of these identifiable intangible assets, we base our valuation on the information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. These assets are evaluated for impairment annually, as of January 31st, and whenever events or changes in circumstances indicate that the asset’s carrying amount may be less than its recoverable amount, to determine whether or not it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Like goodwill, as a result of COVID-19, we performed an interim assessment for these assets as of March 31, 2020, which updated our assumptions around the growth, timing, and discount rate applied to future cash flows in connection with our business restart. When assessing intangible assets with indefinite lives for impairment, we compare the fair value of each asset against its carrying value. Fair value is based on the relief from royalty method. Based on our assessments, no material impairment charges related to intangible assets were recorded in the current or prior fiscal years presented.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

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

See Note 17 for additional information regarding the disaggregation of our sales revenue.

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

Private Label Rewards Credit Card

In September 2019, we signed a multi-year agreement with a third-party bank (the “Bank”) to launch a private label rewards credit card. Under the agreement, the Bank will manage and extend credit to our SBS and BSG customers and we will provide licensing to our brand, marketing services and facilitate credit applications. The Bank will be the sole owner of the private label rewards credit card accounts and takes on the risk of default by the private label rewards card holders. In connection with signing the agreement, we received a refundable payment from the Bank that we recorded as deferred revenue within other liabilities on our consolidated balance sheets and will recognize on a straight-line basis over the initial term of the agreement into net sales in our consolidated statements of earnings.

Pursuant to the agreement, the Bank will reimburse us for certain expenses we incur for the launch and marketing of the Program. Amounts reimbursed are recognized in net sales in our consolidated statements of earnings. In

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

addition, we can earn other amounts from the Bank, including incentive payments for achieving performance targets and the activation of credit cards. During the fiscal year ended September 30, 2020, we commenced operations and started to roll out our first SBS and BSG branded credit cards.

Customer Loyalty Rewards

Our Sally Beauty Rewards Loyalty Program in the U.S. and Canada, enables customers to earn points based on their status for every dollar spent on merchandise purchased in our SBS stores and through our sallybeauty.com website, including on our new SBS mobile commerce-based app. When a specific tier has been reached, a customer will receive a certificate which can be used at any of our U.S. and Canadian SBS stores or through our sallybeauty.com website on their next purchase. Based on the rewards loyalty program policies, points expire after twelve months of inactivity and certificates will expire after a specific time period from the date of issuance. Certificates generated from our rewards loyalty program provide a material right to customers and represent a separate performance obligation. Rewards loyalty points are accrued at the standalone value per point, net of estimated breakage, and are included within accrued liabilities on our consolidated balance sheets. We recognize the revenue when the customer redeems the certificate. Points and certificates are issued by and represent liabilities of Sally Beauty Supply LLC.

The following table shows the amount of contract liabilities on our consolidated balance sheets as of September 30, 2020 and 2019 (in thousands):

		September 30,
Contracts	Balance Sheet Classification	2020	2019
Gift cards	Accrued liabilities	$5,066	$4,558
Rewards loyalty program	Accrued liabilities	8,881	8,308
Total liability		$13,947	$12,866

Changes to our contract liabilities for fiscal year 2020 were as follows (in thousands):

September 30, 2019	$12,866
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	10,198
Revenue recognized from beginning liability	(9,117)
September 30, 2020	$13,947

Advertising Costs

Advertising costs relate mainly to print advertisements, digital marketing, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs were $72.7 million, $73.3 million and $83.4 million for the fiscal years 2020, 2019 and 2018, respectively, and are included in selling, general and administrative expenses in our consolidated statements of earnings.

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

Fiscal Years ended September 30, 2020, 2019 and 2018

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

3.Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 which requires most leases to be reported on the balance sheet as a right-of-use asset and a lease liability. On October 1, 2019, we adopted ASU No. 2016-02 using a modified retrospective transition method without restating comparative periods. We have elected the package of practical expedients permitted within the transition guidance under the new standard relating to the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842. In addition, we have elected to not recognize a right-of-use asset or lease obligation for short-term leases with an initial term of 12 months or less. The adoption of ASU No. 2016-02, as amended, resulted in the recognition of an operating lease asset of $513.9 million and an operating lease liability of $523.5 million.  Existing straight-line rent liability, prepaid rent and accrued rent were reclassified from certain other assets and liabilities into the operating lease asset. Furthermore, the cumulative effect of the adoption of ASU No. 2016-02 resulted in a $0.1 million adjustment to accumulated earnings resulting from the impairment of certain operating lease assets as well certain deferred tax balances that were written off as a result of the adoption of the new standard. The impact on our consolidated results of operations or consolidated cash flows was not material. See Note 8 for additional information in connection with ASU No. 2016-02.

Effective August 1, 2020, we changed our method of accounting for inventory located in the U.S. and Canada at both our distribution centers and store fronts. Prior to August 2020, we valued inventory at the lower of cost or net realizable value on a FIFO basis. Effective August 1, 2020, all company-wide inventories have been valued at the lower of cost or net realizable value using the weighted average cost method. These changes were made in connection with the implementation of a new perpetual inventory system, which provides us with better information to manage inventory. We believe the weighted average cost method is preferable to the FIFO cost method because it results in greater precision in the determination of cost of goods sold and inventories at the SKU level and results in a consistent inventory valuation method for all of the Company’s inventories. We recorded the cumulative effect of this change in accounting principle as of August 1, 2020. The effects of this change in accounting principle as of August 1, 2020 were not material to our consolidated financial statements. Prior to implementation of the new perpetual inventory system, we were not able to determine the impact of the change to the weighted average cost method.  Therefore, we did not retroactively apply the change to prior periods.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“ASC 740”), which simplifies the accounting for income taxes by removing an exception related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period with year to date losses and the recognition of deferred tax liabilities for outside basis differences. Additionally, the update clarifies and simplifies other areas of ASC 740, Income Taxes. For public companies, the amendments in the update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, but all amendments must be adopted at once. The amendments in this update have different adoption methods including

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

prospective basis, retrospective basis, and a modified retrospective basis dependent on the specific change. We are currently evaluating the impact of this update.

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

Fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows (in thousands):

			As of September 30,
	Classification	Pricing Category	2020	2019
Financial Assets
Cash equivalents	Cash and cash equivalents	Level 1	$194,612	$—
Interest rate caps	Other assets	Level 2	27	344
Total assets			$194,639	$344

Financial Liabilities
None

Cash equivalents, at September 30, 2020, consist of highly liquid investments which mature daily and are valued using unadjusted quoted market prices for such securities. The fair value for interest rate caps were measured using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates.

Other fair value disclosures

Carrying amounts and the related estimated fair value of our long-term debt, excluding capital lease obligations, are as follows:

		As of September 30,
		2020		2019
	Pricing Category	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes	Level 1	1,177,380	1,217,707	$885,296	$898,814
Other long-term debt	Level 2	635,788	619,397	724,000	709,830
Total debt		$1,813,168	$1,837,104	$1,609,296	$1,608,644

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

The fair value of the senior notes was measured using unadjusted quoted market prices. The fair value of other long-term debt was measured using quoted market prices for similar debt securities in active markets or widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates.

5.Accumulated Stockholders’ Equity (Deficit)

Share Repurchases

In August 2017, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2021 (the “2017 Share Repurchase Program”).

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Fiscal Year Ended September 30,
	2020	2019	2018
Number of shares repurchased	4,702	3,562	9,987
Total cost of share repurchased	$61,357	$46,621	$165,902

The amounts above do not include approximately 159,000, 209,000 and 177,595 shares surrendered by grantees to satisfy personal income tax withholdings obligations upon vesting of equity-based awards valued at approximately $0.3 million, $0.8 million and $0.8 million during the fiscal years 2020, 2019 and 2018, respectively.

We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent that share repurchase amounts exceeded the balance of additional paid-in capital prior to such repurchases, we recorded the excess in accumulated stockholders’ equity (deficit) on our consolidated balance sheets. We funded these share repurchases with cash from operations and borrowings under the ABL facility, as appropriate.

Accumulated other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2018	$(91,356)	$1,365	$—	$(89,991)
Other comprehensive loss before reclassifications, net of tax	(22,576)	(6,167)	(869)	(29,612)
Reclassification to net earnings, net of tax	-	1,601	715	2,316
Balance at September 30, 2019	(113,932)	(3,201)	(154)	(117,287)
Other comprehensive income (loss) before reclassifications, net of tax	11,821	(411)	(531)	10,879
Reclassification to net earnings, net of tax	—	609	1,096	1,705
Balance at September 30, 2020	$(102,111)	$(3,003)	$411	$(104,703)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

6.Weighted Average Shares

The following table sets forth the computations of basic and diluted earnings per share (in thousands):

	Fiscal Year Ended September 30,
	2020	2019	2018
Weighted-average basic shares	113,881	119,636	123,190
Dilutive securities:
Stock option and stock award programs	799	647	642
Weighted-average diluted shares	114,680	120,283	123,832

At September 30, 2020, 2019 and 2018, options to purchase approximately 4.7 million, 4.7 million and 5.2 million shares, respectively, of our common stock were outstanding but not included in the computation of diluted earnings per share, because these options were anti-dilutive.

7.Share-Based Payments

Our Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan and the 2010 Omnibus Incentive Plan as amended (the "Omnibus Plans") allows us to grant performance-based awards and service-based awards to its employees up to 8.0 million shares of our common stock, plus an additional number of shares based on the number of shares outstanding as of the beginning of the current plan that have subsequently been terminated, expired unexercised, cash-settled, cancelled, forfeited or lapsed for any reason. Currently, we have awarded grants to employees and non-employee directors under the terms of the Omnibus Plans.

The following table presents total compensation cost for all share-based compensation arrangements, and the related income tax benefits recognized in our consolidated statement of earnings (in thousands):

	Fiscal Year Ended September 30,
	2020	2019	2018
Share-based compensation expense	$8,426	$9,180	$10,519
Income tax benefit related to share-based compensation expense	$2,059	$2,357	$3,013

The Omnibus Plan award types are as follows:

Performance awards: Performance awards vest on the satisfaction of the employee service condition and our level of achievement with respect to certain specified cumulative performance targets, including sales growth and return on invested capital, during the three-year performance period specified in each award. A grantee may earn from 0% to 200% of the original awarded amount. The fair value of our performance awards are based on our stock price on the date of grant and expensed ratably over the vesting period, generally three years. During the fiscal years ended September 30, 2020, 2019 and 2018, the fair value of our performance awards was $16.65, $17.22 and $17.42, respectively.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

Performance-Based Awards

The following table presents a summary of the activity for our performance awards assuming 100% payout:

Performance Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2019	411	$18.83
Granted	259	16.65
Vested	—	—
Forfeited	(128)	21.91
Unvested at September 30, 2020	542	$17.06

As of September 30, 2020, as a result of the economic impacts of COVID-19, it was not probable that any of the performance targets for the unvested awards would be met. As such, we reversed out approximately $1.7 million of expense previously recorded in prior fiscal years related to these unvested awards.

Service-Based Awards

Stock Option Awards

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2019	4,902	$22.08	5.8	$670
Granted	1,027	16.65
Exercised	(205)	14.53
Forfeited or expired	(986)	23.58
Outstanding at September 30, 2020	4,738	$20.92	6.2	$-
Exercisable at September 30, 2020	3,509	$22.32	5.3	$-

The weighted average assumptions used in the Black-Scholes model relating to the valuation of our stock options are as follows:

	Fiscal Year Ended September 30,
	2020	2019	2018
Expected life (in years)	5.0	5.0	5.0
Expected volatility for the Company’s common stock	35.8%	30.5%	27.4%
Risk-free interest rate	1.7%	3.0%	2.1%
Dividend yield	0.0%	0.0%	0.0%

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

The weighted average fair value per share at the date of grant of the stock options awarded during the fiscal years 2020, 2019 and 2018 was $5.66, $5.86 and $4.84, respectively. The aggregate fair value of stock options that vested during the fiscal years 2020, 2019 and 2018 was $2.7 million, $5.1 million and $7.7 million, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

The aggregate intrinsic value of options exercised during the fiscal years 2020, 2019 and 2018 was $0.5 million, $0.9 million and $1.3 million, respectively. The total cash received during the fiscal years 2020, 2019 and 2018 from these option exercises was $3.0 million, $2.2 million and $1.4 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $0.1 million, $0.2 million and $0.3 million, respectively.

At September 30, 2020, approximately $4.9 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 1.8 years.

RSAs

The following table presents a summary of the activity for our RSAs:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2019	262	$17.53
Granted	357	16.05
Vested	(149)	17.51
Forfeited	(51)	17.18
Unvested at September 30, 2020	419	$16.32

At September 30, 2020, approximately $4.6 million of total unrecognized compensation costs related to unvested RSAs are expected to be recognized over the weighted average period of 1.8 years.

RSUs

The following table presents a summary of the activity for our RSUs:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2019	—	$—
Granted	108	16.49
Vested	—	—
Forfeited	(17)	16.65
Unvested at September 30, 2020	91	$16.47

At September 30, 2020, approximately $0.2 of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 0.1 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

8.   Leases

Our operating and finance leases consisted of the following (in thousands):

	Balance Sheet Classification	September 30, 2020
Assets:
Operating lease	Operating lease assets	$525,634
Finance lease	Property and equipment, net	2,888
Total lease assets		$528,522

Liabilities:
Current:
Operating lease	Current operating lease liabilities	$153,267
Finance lease	Current maturities of long-term debt	180

Long-term:
Operating lease	Long-term operating lease liabilities	394,375
Finance lease	Long-term debt	684
Total lease liabilities		$548,506

Our lease costs, net of immaterial sublease income, consisted of the following (in thousands):

	Statement of Earnings (Loss) Classification	Fiscal Year Ended September 30, 2020
Operating lease costs (a)	Cost of goods sold and selling, general and administrative expenses (b)	$192,484
Finance lease costs:
Amortization of leased assets	Selling, general and administrative expenses	303
Interest on lease liabilities	Interest expense	36
Variable lease costs (c)	Selling, general and administrative expenses	45,191
Total lease costs		$238,014

(a)	Includes costs related to short-term leases, which are immaterial.
(b)	Certain supply chain-related amounts are included in cost of goods sold.
(c)	Includes common area maintenance, real estate taxes and insurance related to leases.

In response to COVID-19, the FASB issued interpretive guidance that provides an option for entities to make a policy election for lease concessions as a result of COVID-19, provided that the modified contracts result in total cash flows that are substantially the same or less than the original contracts. This policy election allows for lease concessions to be treated as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contracts). We have elected to apply this policy election and have included rent abatements related to COVID-19 into variable lease costs. For the year ended September 30, 2020, we have recognized a benefit of $11.7 million for rent abatements.

As of September 30, 2020, the approximate future lease payments under our leases under ASC 842, Leases, are as follows (in thousands):

Fiscal Year	Operating leases	Finance leases
2021	$170,522	$193
2022	131,701	192
2023	95,956	192
2024	66,164	192
2025	42,216	160
Thereafter	95,944	—
Total undiscounted lease payments	602,503	929
Less: imputed interest	54,861	65
Present value of lease liabilities	$547,642	$864

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

The table above does not include operating leases we have entered into of approximately $11.1 million that have not commenced, primarily related to future retail stores.

As of September 30, 2019, our future minimum lease payments under non-cancelable operating leases as reported under the previous accounting standard, ASC 840, Leases, were as follows (in thousands):

Fiscal Year
2020	$174,578
2021	136,900
2022	95,918
2023	61,944
2024	33,803
Thereafter	40,545
$543,688

Other lease information is as follows (dollars in thousands):

Fiscal Year Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$183,808
Operating cash flows – finance leases	36
Financing cash flows – finance leases	34

Supplemental non-cash information on lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$204,245
Lease assets obtained in exchange for new finance lease liabilities	4

September 30, 2020
Weighted-average remaining lease term (in years):
Operating leases	5.1
Finance leases	3.8
Weighted-average discount rate:
Operating leases	4.4%
Finance leases	0.3%

9.Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the fiscal years 2020 and 2019 are as follows (in thousands):

	SBS	BSG	Total
Balance at September 30, 2018	$81,217	$454,708	$535,925
Acquisitions	284	—	284
Foreign currency translation	(4,596)	(827)	(5,423)
Balance at September 30, 2019	$76,905	$453,881	$530,786
Acquisitions	—	5,342	5,342
Foreign currency translation	4,281	(371)	3,910
Balance at September 30, 2020	$81,186	$458,852	$540,038

The following table reflects our other intangible assets, excluding goodwill, on our consolidated balance sheets. Once an intangible becomes fully amortized, the original cost and accumulated amortization is removed in the

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

subsequent period. In the table below, prior year amounts for definite-lived intangible assets have been conformed to the current year’s presentation. As of September 30, 2020 and 2019, we had the following (in thousands):

	September 30, 2020			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived Intangible assets:
Customer relationships	$47,787	$(38,876)	$8,911	$43,752	$(33,192)	$10,560
Distribution rights	24,509	(21,570)	2,939	33,364	(27,477)	5,887
Other intangible assets	5,300	(3,045)	2,255	6,457	(3,946)	2,511
Total definite-lived intangible assets	77,596	(63,491)	14,105	83,573	(64,615)	18,958
Indefinite-lived Intangible assets:
Trade names	44,178	—	44,178	43,093	—	43,093
Total intangible assets, excluding goodwill, net	$121,774	$(63,491)	$58,283	$126,666	$(64,615)	$62,051

Our definite-lived intangible assets are amortized on a straight-line basis over the period that we expected an economic benefit, typically over periods of three to ten years. For the fiscal years ended September 30, 2020, 2019 and 2018, amortization expense related to intangible assets totaled $9.0 million, $11.3 million and $11.7 million, respectively.

As of September 30, 2020, the expected future amortization expense related to definite-lived intangible assets is as follows (in thousands):

Fiscal Year:
2021	$5,820
2022	3,432
2023	2,241
2024	1,303
2025	839
Thereafter	470
$14,105

10.Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2020	2019
Compensation and benefits	$54,749	$63,005
Interest payable	29,048	17,951
Deferred revenue	16,728	18,165
Rental obligations	8,964	11,670
Insurance reserves	4,796	4,567
Property and other taxes	4,109	3,869
Operating accruals and other	52,271	49,827
Total accrued liabilities	$170,665	$169,054

11.Commitments and Contingencies

Commitments

Letters of Credit

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

We had $18.6 million and $18.0 million of outstanding letters of credit as of September 30, 2020 and 2019, respectively.

Contingencies

Legal Proceedings

The Company is, from time to time, involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Data Security Incidents

As previously disclosed, we experienced data security incidents in prior years that involved the unauthorized installation of malicious software (“malware”) on our information technology systems, including our point-of-sale systems that may have placed at risk certain payment card data for some transactions. We received an assessment from another payment card network during fiscal year 2018 in connection with the data security incidents and recognized $7.9 million of expenses. The assessment was based on the network’s claims against our acquiring banks for costs that it asserts its issuing banks incurred in connection with the data security incidents, including incremental counterfeit fraud losses and non-ordinary course operating expenses, such as card reissuance costs. As of September 30, 2019, we had paid the full amount of the assessment, and, we believe that, we have no remaining liability related to the data security incidents as of September 30, 2020 or 2019.

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, the data security incidents and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. We have no significant liabilities for loss contingencies at September 30, 2020 and 2019.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

12.Debt

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

At September 30, 2020 and 2019, we did not have any outstanding borrowing under the ABL facility. At September 30, 2020, we had $435.0 million available for borrowing under the ABL facility.

Long-term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,
	2020	2019	Interest Rates
Term loan B:
Variable-rate tranche	422,625	424,000	LIBOR plus 2.25%
Fixed-rate tranche	213,163	300,000	4.500%
Senior notes due Nov. 2023	197,419	197,419	5.500%
Senior notes due Apr. 2025	300,000	-	8.750%
Senior notes due Dec. 2025	679,961	687,877	5.625%
Total	$1,813,168	$1,609,296
Plus: capital lease obligations	864	832
Less: unamortized debt issuance costs and discount, net	16,955	15,585
Total debt	$1,797,077	$1,594,543
Less: current maturities	180	1
Total long-term debt	$1,796,897	$1,594,542

Maturities of our debt, excluding capital leases, are as follows at September 30, 2020 (in thousands):

Fiscal Year:
2021-2023	$—
2024	833,207
2025	300,000
Thereafter	679,961
Total	$1,813,168

Term Loan B

In July 2017, we entered into a seven-year term loan pursuant to which we borrowed $850 million (the “term loan B”). Borrowings under the term loan B are secured by a first-priority lien in and upon substantially all of the assets of the Company and its domestic subsidiaries other than the accounts, inventory (and the proceeds thereof) and other assets that secure the ABL facility on a first priority basis. The term loan B matures on July 5, 2024. Interest is payable monthly on the variable-rate tranche and quarterly on the fixed-rate tranche.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

During the fiscal year ended September 30, 2020, we paid down $86.8 million aggregate principal amount of our term loan B fixed tranche at a weighted-average price of 99.4%, excluding accrued interest. In connection with our term loan B fixed tranche repayments, we recognized a net $0.2 million gain on the extinguishment of debt. This gain was a result of the discount paid under the face value of approximately $0.6 million, partially offset from the loss of approximately $0.4 million from the write-off of unamortized deferred financing costs.

   Senior Notes

The senior notes due 2023 and the senior notes due December 2025, which we refer to collectively as “the senior notes due 2023 and 2025,” are unsecured obligations that are jointly and severally guaranteed by Sally Beauty Holdings, Inc. and Sally Investment, and by each material domestic subsidiary. Interest on the senior notes due 2023 and 2025 is payable semi-annually, during our first and third fiscal quarters. Please see Note 17 for certain condensed financial statement data pertaining to Sally Beauty Holdings, Inc., the Issuers, the guarantor subsidiaries and the non-guarantor subsidiaries.

During the fiscal year ended September 30, 2020, we repurchased $7.9 million of our senior notes due December 2025 at a weighted-average price of 98.7%, excluding accrued interest. As a result, we recognized a $0.1 million gain on the extinguishment of debt.

On April 24, 2020, we closed on $300.0 million of our Senior Secured Notes and received $295.5 million in net proceeds from the Senior Secured Notes offering. The notes bear interest at a rate of 8.75% and were issued at par. The Senior Secured Notes are guaranteed on a senior secured basis by the guarantors who have guaranteed obligations under our senior secured credit facilities and our existing notes.

Covenants

The agreements governing our debt contain a customary covenant package that places restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2020, we are in compliance with all debt covenants and all the net assets of our consolidated subsidiaries were unrestricted from transfer.

13.Derivative Instruments

As of September 30, 2020, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 4 for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

During the fiscal year ended September 30, 2020, we entered into foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries over fiscal year 2020. As of September 30, 2020, all of our foreign currency forward derivatives instruments had settled. We record, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL and recognize realized gain or loss into cost of goods sold based on inventory turns. As of September 30, 2020, we expect to reclassify approximately $0.6 million into cost of goods sold over the next 12 months.

During the fiscal year ended September 30, 2020, we reclassified $1.1 million of net losses into cost of goods sold.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”). The interest rate caps are made up of individual caplets that expire monthly through June 30, 2023 and are designated as cash flow hedges.

Over the next 12 months, we expect to reclassify approximately $1.2 million into interest expense, which represents the original value of the expiring caplets.

During the fiscal year ended September 30, 2020, we reclassified $0.6 million into interest expense.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

Non-Designated Cash Flow Hedges

During the fiscal year ended September 30, 2018, we used foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries. We did not have any material non-designated foreign currency forwards during fiscal years 2020 or 2019. During the fiscal year ended September 30, 2018, we recognized a gain of $1.6 million into selling, general and administrative expenses.

14. 401(k) and Profit Sharing Plan

We offer 401(k) Plans to our U.S. and Puerto Rico employees who meet certain eligibility requirements. The U.S. 401(k) Plan allows employees to contribute immediately upon hire, while the Puerto Rico 401(k) Plan allows employees to contribute after one year of employment. Under the terms of each 401(k) Plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by each 401(k) Plan and by statutory limitations. We currently match a portion of employee contributions, as defined by each 401(k) Plan. We recognized expense of $5.8 million, $6.2 million and $6.5 million in the fiscal years ended September 30, 2020, 2019 and 2018, respectively, related to such matching contributions and these amounts are included in selling, general and administrative expenses in our consolidated statements of earnings.

In addition, pursuant to the 401(k) Plans, we may elect to make voluntary profit sharing contributions to the accounts of eligible employees as determined by the Compensation Committee of the Board. During the fiscal years ended September 30, 2020, 2019 and 2018, we did not make a profit sharing contribution to the 401(k) Plans.

15.Income Taxes

U.S. Tax Law Changes

In response to the global pandemic related to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, temporary suspension of certain payment requirements for the employer portion of social security taxes, and the creation of certain refundable employee retention credits. There was not a material impact on our income tax expense for the twelve months ended September 30, 2020, related to the CARES Act. We will continue to monitor legislative developments related to COVID-19 and will record the associated income tax impacts in the periods that guidance is finalized or when we are able to reasonably estimate an impact.

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

The U.S. Treasury Department has issued final regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of U.S Tax Reform. Certain guidance included in these final regulations is inconsistent with our interpretation of the enacted tax law that led to the recognition of a $2.5 million benefit in the first quarter of fiscal year 2018. Notwithstanding this inconsistency, we remain confident in our interpretation of the Internal Revenue Code and intend to defend this position through litigation, if necessary. However, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit.

Beginning with our first quarter of fiscal year 2019, we are subject to taxation on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. We have made the policy election to record this tax as a period cost at the time it is incurred. The impact from GILTI was immaterial for fiscal years 2020 and 2019. For the fiscal year ended September 30, 2020, the provision for income taxes also includes a benefit due to a reduction of prior year tax related to GILTI. The benefit is a result of favorable final Regulations being issued by the Department of Treasury in July 2020, which can be applied retroactively.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

The provision for income taxes for the fiscal years 2020, 2019 and 2018 consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2020	2019	2018
Current:
Federal	$22,282	$59,855	$68,608
Foreign	6,120	10,132	11,039
State	4,730	15,339	11,344
Total current portion	33,132	85,326	90,991
Deferred:
Federal	10,177	4,905	(26,001)
Foreign	1,321	(1,498)	1,868
State	2,092	1,808	3,522
Total deferred portion	13,590	5,215	(20,611)
Total provision for income taxes	$46,722	$90,541	$70,380

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Fiscal Year Ended September 30,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	24.5%
State income taxes, net of federal tax benefit	3.4	3.4	3.2
Effect of foreign operations	(0.4)	0.2	—
Foreign valuation allowances	4.6	(0.2)	0.6
Tax law change - GILTI	(1.0)	—	—
Deferred tax revaluation, including adoption of income tax method changes	—	—	(11.5)
Deemed repatriation tax	0.2	(0.3)	3.6
Share-based payment awards	1.2	0.6	0.5
Other, net	0.2	0.3	0.5
Effective tax rate	29.2%	25.0%	21.4%

The tax effects of temporary differences that give rise to our deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2020	2019
Deferred tax assets attributable to:
Foreign loss carryforwards	$35,091	$27,097
Accrued liabilities	8,871	12,568
Share-based compensation expense	8,988	9,494
U.S. foreign tax credits	11,199	8,807
U.S. federal social security tax deferral	4,038	—
Inventory adjustments	2,131	1,242
Other	1,101	651
Total deferred tax assets	71,419	59,859
Valuation allowance	(50,543)	(38,287)
Total deferred tax assets, net	20,876	21,572
Deferred tax liabilities attributable to:
Depreciation and amortization	107,672	94,920
Net deferred tax liability	$86,796	$73,348

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

We believe that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. We have recorded a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carry-forwards.

Domestic earnings before provision for income taxes were $168.0 million, $328.3 million and $300.4 million in the fiscal years 2020, 2019 and 2018, respectively. Foreign operations had a loss before provision for income taxes of $8.0 million in the fiscal year 2020 and earnings before provision for income taxes of $33.9 million and $28.0 million in the fiscal years 2019 and 2018, respectively.

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

As of September 30, 2020, no deferred taxes have been provided on the accumulated undistributed earnings of our foreign operations beyond the amounts recorded for deemed repatriation of such earnings, as required by U.S. Tax Reform. An actual repatriation of earnings from our foreign operations could still be subject to additional foreign withholding taxes and U.S. state taxes. Based upon evaluation of our foreign operations, undistributed earnings are intended to remain permanently reinvested to finance anticipated future growth and expansion, and accordingly, deferred taxes have not been provided. If undistributed earnings of our foreign operations were not considered permanently reinvested as of September 30, 2020, an immaterial amount of additional deferred taxes would have been provided.

At September 30, 2020 and 2019, we had total operating loss carry-forwards of $128.2 million and $97.3 million, respectively, of which $111.7 million and $79.0 million, respectively, are subject to a valuation allowance. At September 30, 2020, operating loss carry-forwards of $6.2 million expire between 2021 and 2032 and operating loss carry-forwards of $122.0 million have no expiration date. At September 30, 2020 and 2019, we had tax credit carry-forwards of $13.8 million and $11.2 million, respectively. This includes a U.S. foreign tax credit carry-forward of $11.2 million primarily as a result of the deemed repatriation tax under U.S. Tax Reform. This credit expires in 2028. We do not believe the realization of the U.S. foreign tax credit is more-likely-than-not, so a valuation allowance has been recorded against its full value. Of the remaining tax credit carry-forwards, at September 30, 2020, $1.2 million expire between 2024 and 2028, and $1.4 million have no expiration date. Total tax credit carry-forwards of $12.6 million and $10.1 million are subject to a valuation allowance at September 30, 2020 and 2019, respectively.

The changes in the amount of unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended September 30,
	2020	2019
Balance at beginning of the fiscal year	$2,000	$1,368
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	(4)	(4)
Increases related to current year tax positions	250	954
Lapse of statute	(193)	(318)
Balance at end of fiscal year	$2,053	$2,000

If recognized, these positions would affect our effective tax rate.

We recognize interest and penalties, accrued in connection with unrecognized tax benefits, in provision for income taxes. Accrued interest and penalties, in the aggregate, were $0.2 million at September 30, 2020 and 2019.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

Our consolidated federal income tax return for the fiscal years ended September 30, 2019 and 2018, are currently under IRS examination. Our statute remains open for the fiscal year ended September 30, 2017, forward. Our U.S. state income tax returns are impacted by various statutes of limitations and are generally open for the fiscal year ended September 30, 2017 and future years. Our foreign income tax returns are impacted by various statutes of limitations, which are generally open from 2015 forward.

16.Acquisitions

On September 28, 2020, we acquired La Maison Ami-Co (1981) Inc. (“Ami-Co”), a professional beauty products distributor with ten stores in the province of Quebec, Canada, for approximately $8.9 million, pending certain holdbacks. In addition, this acquisition includes exclusive distribution rights in Quebec to premier professional hair color and hair care brands. We accounted for this acquisition using the acquisition method of accounting for business combinations and funded by cash on hand. Upon acquisition, we preliminary recorded goodwill of $5.3 million, which is not expected to be deductible for tax purposes, in connection with this acquisition. The results of operations of Ami-Co subsequent to the acquisition date and the goodwill recorded in connection with the acquisition was included within our BSG segment. The acquisition of Ami-Co was not material to our results of operations.

In addition, we completed several other individually immaterial acquisitions during the fiscal year 2020 in the aggregate cost of approximately $5.7 million and recorded intangible assets subject to amortization of $3.9 million.

In the fiscal year ended September 30, 2018, we acquired certain assets and business operations of H. Chalut, Ltee. (“Chalut”), a distributor of beauty products with 21 stores operating in the province of Quebec, Canada, for approximately $8.8 million. This acquisition was accounted for using the acquisition method of accounting for business combinations and funded by cash from operations and borrowing under the ABL facility. The results of operations of Chalut are included in our BSG segment subsequent to the acquisition date. We recorded intangible assets subject to amortization of $4.7 million and goodwill of $0.7 million, which is expected to be deductible for tax purposes, in connection with this acquisition. The goodwill in connection with the acquisition was assigned to our BSG segment. The acquisition of Chalut was not material to the results of operations.

For the fiscal year ended September 30, 2019, we did not acquire any substantial businesses.

17.Segments and Disaggregated Revenue

Our segments are defined on how our chief operating decision maker, which we consider the Chief Executive Officer and Chief Financial Officer together, regularly reviews performance and allocates resources to our operating segments.

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

The accounting policies of both of our reportable segments are the same as described in the summary of significant accounting policies contained in Note 2. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2020, 2019 and 2018.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

Business Segments Information

Segment data for the fiscal years 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Net sales (for the fiscal year indicated):
SBS	$2,080,703	$2,293,094	$2,333,838
BSG	1,433,627	1,583,317	1,598,727
Total	$3,514,330	$3,876,411	$3,932,565
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$237,588	$366,412	$362,853
BSG	194,206	239,572	240,225
Segment operating earnings	431,794	605,984	603,078
Unallocated expenses	159,009	148,193	142,874
Restructuring	14,025	(682)	33,615
Consolidated operating earnings	258,760	458,473	426,589
Interest expense	98,793	96,309	98,162
Earnings before provision for income taxes	$159,967	$362,164	$328,427
Depreciation and amortization:
SBS	$65,207	$65,561	$64,017
BSG	29,324	28,568	29,733
Corporate	12,248	13,529	15,079
Total	$106,779	$107,658	$108,829
Payments for property and equipment:
SBS	$73,130	$69,802	$46,289
BSG	27,338	18,997	16,598
Corporate	10,390	18,956	23,620
Total	$110,858	$107,755	$86,507
Total assets (as of September 30):
SBS	$1,370,745	$973,304	$995,546
BSG	1,106,801	1,012,336	993,122
Sub-total	2,477,546	1,985,640	1,988,668
Corporate	417,601	112,806	108,746
Total	$2,895,147	$2,098,446	$2,097,414

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. In the fiscal years 2020, 2019, and 2018, no single customer accounted for 10% or more of revenue.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

Geographic Area Information

Certain geographic data is as follows (in thousands):

	2020	2019	2018
Net sales (for the fiscal year indicated):
United States	$2,914,171	$3,169,821	$3,188,993
Other countries	600,159	706,590	743,572
Total	$3,514,330	$3,876,411	$3,932,565
Long-lived assets (as of September 30):
United States	$264,936	$259,815	$234,475
United Kingdom	20,183	24,476	29,493
Other countries	29,910	35,337	44,389
Total	$315,029	$319,628	$308,357

Disaggregated Revenues

The following tables disaggregate our segment revenues by merchandise category:
	Fiscal Year Ended September 30,
SBS	2020	2019	2018
Hair color	33.0%	29.4%	26.9%
Hair care	18.9%	20.4%	20.9%
Skin and nail care	14.3%	14.8%	15.7%
Styling tools	12.8%	13.5%	13.9%
Salon supplies and accessories	8.1%	6.6%	7.1%
Textured hair	5.8%	7.1%	7.5%
Other beauty items	7.1%	8.2%	8.0%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended September 30,
BSG	2020	2019	2018
Hair color	40.6%	39.5%	38.4%
Hair care	35.0%	35.1%	33.7%
Skin and nail care	8.0%	8.1%	8.7%
Styling tools	6.2%	3.4%	3.9%
Other beauty items	3.4%	6.3%	6.7%
Promotional items	6.8%	7.6%	8.6%
Total	100.0%	100.0%	100.0%

The following table disaggregates our segment revenue by sales channels:

	SBS			BSG
	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2020	2019	2018	2020	2019	2018
Company-operated stores	91.8%	96.9%	97.5%	68.9%	69.4%	68.7%
E-commerce	8.0%	2.8%	2.2%	8.7%	4.8%	3.7%
Franchise stores	0.2%	0.3%	0.3%	7.1%	7.6%	7.7%
Distributor sales consultants	—	—	—	15.3%	18.2%	19.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

18.Separate Financial Information of Guarantor Subsidiaries

Certain 100% wholly owned domestic subsidiaries (“guarantor subsidiaries”), as defined in our credit agreements, of Sally Beauty serve as guarantors to the ABL facility, term loan B, senior notes due 2023 and 2025 and Senior Secured Note. The guarantees related to these debt instruments are full and unconditional, joint and several and have certain restrictions on the ability to pay restricted payments to Sally Beauty Holdings, Inc. (“parent”). Certain other subsidiaries, including our foreign subsidiaries, do not serve as guarantors (“non-guarantor subsidiaries”).

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

Condensed Consolidating Balance Sheet

September 30, 2020

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Assets
Cash and cash equivalents	$—	$194,622	$217,865	$101,664	$—	$514,151
Trade and other accounts receivable, net	—	—	29,637	26,792	—	56,429
Due from affiliates	—	—	3,015,299	—	(3,015,299)	—
Inventory	—	—	615,092	199,411	—	814,503
Other current assets	6,908	132	26,103	14,871	—	48,014
Property and equipment, net	6	—	263,381	51,642	—	315,029
Operating lease assets	—	—	392,863	132,771	—	525,634
Investment in subsidiaries	1,756,347	4,582,915	390,579	—	(6,729,841)	—
Goodwill and other intangible assets, net	—	—	449,802	148,519	—	598,321
Other assets	1,431	3,104	5,059	13,472	—	23,066
Total assets	$1,764,692	$4,780,773	$5,405,680	$689,142	$(9,745,140)	$2,895,147
Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$36	$—	$183,088	$53,209	$—	$236,333
Due to affiliates	1,742,661	1,196,746	—	75,892	(3,015,299)	—
Accrued liabilities	205	29,165	110,165	31,130	—	170,665
Income taxes payable	419	2,302	—	196	—	2,917
Long-term debt	—	1,796,213	2	862	—	1,797,077
Operating lease liabilities	—	—	413,685	133,957	—	547,642
Other liabilities	5,928	—	26,889	159	—	32,976
Deferred income tax liabilities, net	—	—	88,936	3,158	—	92,094
Total liabilities	1,749,249	3,024,426	822,765	298,563	(3,015,299)	2,879,704
Total stockholders’ equity (deficit)	15,443	1,756,347	4,582,915	390,579	(6,729,841)	15,443
Total liabilities and stockholders’ equity (deficit)	$1,764,692	$4,780,773	$5,405,680	$689,142	$(9,745,140)	$2,895,147

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

Condensed Consolidating Statement of Earnings and Comprehensive Income

Fiscal Year Ended September 30, 2020

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$2,883,265	$631,065	$—	$3,514,330
Related party sales	—	—	1,761	—	(1,761)	—
Cost of goods sold	—	—	1,447,705	352,792	(1,761)	1,798,736
Gross profit	—	—	1,437,321	278,273	—	1,715,594
Selling, general and administrative expenses	11,501	753	1,152,489	278,066	—	1,442,809
Restructuring	—	—	14,025	—	—	14,025
Operating earnings (loss)	(11,501)	(753)	270,807	207	—	258,760
Interest expense (income)	—	98,998	(131)	(74)	—	98,793
Earnings (loss) before provision for income taxes	(11,501)	(99,751)	270,938	281	—	159,967
Provision (benefit) for income taxes	(2,901)	(25,476)	70,840	4,259	—	46,722
Equity (loss) in earnings of subsidiaries, net of tax	121,845	196,120	(3,978)	—	(313,987)	—
Net earnings (loss)	113,245	121,845	196,120	(3,978)	(313,987)	113,245
Other comprehensive income, net of tax	—	198	—	12,386	—	12,584
Total comprehensive income	$113,245	$122,043	$196,120	$8,408	$(313,987)	$125,829

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

Condensed Consolidating Statement of Earnings and Comprehensive Income

Fiscal Year Ended September 30, 2019

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$3,131,360	$745,051	$—	$3,876,411
Related party sales	—	—	2,201	—	(2,201)	—
Cost of goods sold	—	—	1,568,663	399,407	(2,201)	1,965,869
Gross profit	—	—	1,564,898	345,644	—	1,910,542
Selling, general and administrative expenses	11,331	607	1,135,926	304,887	—	1,452,751
Restructuring	—	—	(682)	—	—	(682)
Operating earnings (loss)	(11,331)	(607)	429,654	40,757	—	458,473
Interest expense (income)	—	96,464	5	(160)	—	96,309
Earnings (loss) before provision for income taxes	(11,331)	(97,071)	429,649	40,917	—	362,164
Provision (benefit) for income taxes	(2,742)	(24,888)	109,230	8,941	—	90,541
Equity in earnings of subsidiaries, net of tax	280,212	352,395	31,976	—	(664,583)	—
Net earnings	271,623	280,212	352,395	31,976	(664,583)	271,623
Other comprehensive loss, net of tax	—	(4,566)	—	(22,730)	—	(27,296)
Total comprehensive income	$271,623	$275,646	$352,395	$9,246	$(664,583)	$244,327

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

Condensed Consolidating Statement of Earnings and Comprehensive Income

Fiscal Year Ended September 30, 2018

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net sales	$—	$—	$3,152,120	$780,445	$—	$3,932,565
Related party sales	—	—	2,294	—	(2,294)	—
Cost of goods sold	—	—	1,581,385	409,061	(2,294)	1,988,152
Gross profit	—	—	1,573,029	371,384	—	1,944,413
Selling, general and administrative expenses	10,957	1,538	1,136,312	335,402	—	1,484,209
Restructuring	—	—	33,615	—	—	33,615
Operating earnings (loss)	(10,957)	(1,538)	403,102	35,982	—	426,589
Interest expense	—	98,332	(3)	(167)	—	98,162
Earnings (loss) before provision for income taxes	(10,957)	(99,870)	403,105	36,149	—	328,427
Provision (benefit) for income taxes	(2,734)	(28,787)	73,747	28,154	—	70,380
Equity in earnings of subsidiaries, net of tax	266,270	337,353	7,995	—	(611,618)	—
Net earnings	258,047	266,270	337,353	7,995	(611,618)	258,047
Other comprehensive income (loss), net of tax	—	2,449	—	(10,604)	—	(8,155)
Total comprehensive income	$258,047	$268,719	$337,353	$(2,609)	$(611,618)	$249,892

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2020

(In thousands)

	Parent	Sally Holdings LLC and Sally Capital Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Sally Beauty Holdings, Inc. and Subsidiaries
Net cash provided (used) by operating activities	$(11,769)	$(58,166)	$417,940	$78,884	$—	$426,889
Cash Flows from Investing Activities:
Payments for property and equipment, net	(5)	—	(98,379)	(12,421)	—	(110,805)
Acquisitions, net of cash acquired	—	—	(5,479)	(7,491)	—	(12,970)
Due from affiliates	—	—	(137,227)	—	137,227	—
Net cash used by investing activities	(5)	—	(241,085)	(19,912)	137,227	(123,775)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,087,500	4	—	—	1,087,504
Repayments of long-term debt	—	(882,887)	(3)	(31)	—	(882,921)
Debt issuance cost	—	(6,257)	—	—	—	(6,257)
Payments for common stock repurchased	(61,357)	—	—	—	—	(61,357)
Proceeds from exercises of stock options	2,792	—	—	—	—	2,792
Due to affiliates	70,339	54,422	—	12,466	(137,227)	—
Net cash provided by financing activities	11,774	252,778	1	12,435	(137,227)	139,761
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(219)	—	(219)
Net increase in cash and cash equivalents	—	194,612	176,856	71,188	—	442,656
Cash and cash equivalents, beginning of period	—	10	41,009	30,476	—	71,495
Cash and cash equivalents, end of period	$—	$194,622	$217,865	$101,664	$—	$514,151

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

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

Fiscal Years ended September 30, 2020, 2019 and 2018

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

19.Restructuring

Restructuring expense and gains for the fiscal years ended September 30, 2020, 2019 and 2018, are as follows (in thousands):

	2020	2019	2018
Project Surge	$1,511	$—	$—
Transformation Plan	12,514	(682)	33,615
Total expense (gain)	$14,025	$(682)	$33,615

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

The liability related to Project Surge, which is included in accrued liabilities on our consolidated balance sheets, is as follows (in thousands):

Project Surge	Liability at September 30, 2019	Expenses	Cash Payments	Adjustments	Liability at September 30, 2020
Workforce reductions	$—	$1,149	$1,149	$—	$—
Facility closures	—	—	—	—	—
Other	—	362	362	—	—
Total	$—	$1,511	$1,511	$—	$—

Expenses incurred during the fiscal year ended September 30, 2020, represent costs incurred by SBS of $1.4 million and corporate of $0.1 million.

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

The liability related to the Transformation Plan, which is included in accrued liabilities on our consolidated balance sheets, is as follows (in thousands):

Transformation Plan	Liability at September 30, 2019	Expenses	Cash Payments	Adjustments	Liability at September 30, 2020
Workforce reductions	$654	$6,550	$7,139	$—	$65
Consulting	204	1,425	1,629	—	—
Other	70	4,539	4,609	—	—
Total	$928	$12,514	$13,377	$—	$65

Expenses incurred during the fiscal year ended September 30, 2020, represent costs incurred by SBS of $6.5 million, corporate of $4.1 million and BSG of $1.9 million. Additionally, other expenses in the table above includes a non-cash asset impairment of $2.3 million related to the re-measurement of certain long-lived assets and operating lease assets. These assets had a carrying value of $8.0 million and were adjusted down to their estimated fair values. The fair value measurements for these purposes were based on unobservable inputs (Level 3).

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2020, 2019 and 2018

20.Quarterly Financial Data (Unaudited)

Certain unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2020 and 2019 is summarized below (in thousands, except per share data):

	1st	2nd	3rd	4th
Fiscal Year	Quarter	Quarter	Quarter	Quarter
2020:
Net sales	$980,208	$871,023	$705,287	$957,812
Gross profit	$474,848	$429,757	$321,846	$489,143
Net earnings (loss)	$53,215	$13,368	$(23,526)	$70,188
Earnings (loss) per share(a)
Basic	$0.46	$0.12	$(0.21)	$0.63
Diluted	$0.45	$0.12	$(0.21)	$0.62

2019:
Net sales	$989,453	$945,852	$975,169	$965,937
Gross profit	$480,705	$468,324	$482,222	$479,291
Net earnings	$65,727	$65,725	$71,164	$69,007
Earnings per share(a)
Basic	$0.55	$0.55	$0.59	$0.58
Diluted	$0.54	$0.54	$0.59	$0.58

(a)	The sum of the quarterly earnings per share may not equal the full year amount due to rounding of the calculated amounts.