Form 10-Q
period 2020-12-31
Sally Beauty Holdings, Inc.
filed 2021-02-04
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

As of February 1, 2021, there were 112,814,336 shares of the issuer’s common stock outstanding.

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

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following condensed consolidated balance sheets as of December 31, 2020, and September 30, 2020, the condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income, the condensed consolidated statements of stockholders’ equity and the condensed consolidated statements of cash flows for the three months ended December 31, 2020 and 2019, are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	December 31, 2020	September 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$537,644	$514,151
Trade accounts receivable, net	40,046	35,590
Accounts receivable, other	27,904	20,839
Inventory	895,984	814,503
Other current assets	44,300	48,014
Total current assets	1,545,878	1,433,097
Property and equipment, net of accumulated depreciation of $725,437 at December 31, 2020, and $694,709 at September 30, 2020	305,225	315,029
Operating lease assets	519,985	525,634
Goodwill	546,027	540,038
Intangible assets, excluding goodwill, net of accumulated amortization of $68,590 at December 31, 2020, and $63,491 at September 30, 2020	58,819	58,283
Other assets	23,714	23,066
Total assets	$2,999,648	$2,895,147
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$186	$180
Accounts payable	285,636	236,333
Accrued liabilities	133,328	170,665
Current operating lease liabilities	154,090	153,267
Income taxes payable	17,096	2,917
Total current liabilities	590,336	563,362
Long-term debt	1,798,154	1,796,897
Long-term operating lease liabilities	390,873	394,375
Other liabilities	29,406	32,976
Deferred income tax liabilities, net	92,013	92,094
Total liabilities	2,900,782	2,879,704
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 112,814 and 112,824 shares issued and 112,538 and 112,405 shares outstanding at December 31, 2020, and September 30, 2020, respectively	1,125	1,124
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	4,556	1,913
Accumulated earnings	174,300	117,109
Accumulated other comprehensive loss, net of tax	(81,115)	(104,703)
Total stockholders’ equity	98,866	15,443
Total liabilities and stockholders’ equity	$2,999,648	$2,895,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2020	2019
Net sales	$936,022	$980,208
Cost of goods sold	465,298	505,360
Gross profit	470,724	474,848
Selling, general and administrative expenses	366,170	377,930
Restructuring	232	2,531
Operating earnings	104,322	94,387
Interest expense	25,978	21,541
Earnings before provision for income taxes	78,344	72,846
Provision for income taxes	21,153	19,631
Net earnings	$57,191	$53,215
Earnings per share:
Basic	$0.51	$0.46
Diluted	$0.50	$0.45
Weighted-average shares:
Basic	112,475	116,125
Diluted	113,828	117,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2020	2019
Net earnings	$57,191	$53,215
Other comprehensive income:
Foreign currency translation adjustments	25,007	14,961
Interest rate caps, net of tax	175	109
Foreign exchange contracts, net of tax	(1,594)	(200)
Other comprehensive income, net of tax	23,588	14,870
Total comprehensive income	$80,779	$68,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2020	112,405	$1,124	$1,913	$117,109	$(104,703)	$15,443
Net earnings	—	—	—	57,191	—	57,191
Other comprehensive income	—	—	—	—	23,588	23,588
Share-based compensation	—	—	2,893	—	—	2,893
Stock issued for equity awards	133	1	(250)	—	—	(249)
Balance at December 31, 2020	112,538	$1,125	$4,556	$174,300	$(81,115)	$98,866

					Accumulated
			Additional	Accumulated	Other	Total
	Common Stock		Paid-in	(Deficit)	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity (Deficit)
Balance at September 30, 2019	116,725	$1,167	$—	$55,797	$(117,287)	$(60,323)
Cumulative effect of ASC 842 adoption	—	—	—	(445)	—	(445)
Net earnings	—	—	—	53,215	—	53,215
Other comprehensive income	—	—	—	—	14,870	14,870
Repurchases and cancellations of common stock	(766)	(7)	(6,237)	(5,113)	—	(11,357)
Share-based compensation	—	—	3,473	—	—	3,473
Stock issued for equity awards	206	2	2,764	—	—	2,766
Balance at December 31, 2019	116,165	$1,162	$—	$103,454	$(102,417)	$2,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net earnings	$57,191	$53,215
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,386	27,076
Share-based compensation expense	2,893	3,473
Amortization of deferred financing costs	1,496	887
Gain on early extinguishment of debt	—	(223)
Loss on disposal of equipment and other property	1,589	—
Deferred income taxes	229	555
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(3,502)	2,457
Accounts receivable, other	(8,643)	8,793
Inventory	(67,764)	(30,138)
Other current assets	3,220	(482)
Other assets	(240)	(2,480)
Operating leases, net	2,996	—
Accounts payable and accrued liabilities	12,401	(11,930)
Income taxes payable	14,307	10,352
Other liabilities	(3,573)	770
Net cash provided by operating activities	38,986	62,325
Cash Flows from Investing Activities:
Payments for property and equipment, net of proceeds	(15,483)	(40,875)
Acquisitions, net of cash acquired	(2,025)	(1,944)
Net cash used by investing activities	(17,508)	(42,819)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	232,000
Repayments of long-term debt	(63)	(247,830)
Payments for common stock repurchased	—	(11,357)
Proceeds from equity awards	—	2,766
Employee withholding taxes paid related to net share settlement of equity awards	(249)	—
Net cash used by financing activities	(312)	(24,421)
Effect of foreign exchange rate changes on cash and cash equivalents	2,327	682
Net increase (decrease) in cash and cash equivalents	23,493	(4,233)
Cash and cash equivalents, beginning of period	514,151	71,495
Cash and cash equivalents, end of period	$537,644	$67,262
Supplemental Cash Flow Information:
Interest paid	$43,439	$33,297
Income taxes paid	$2,609	$9,216
Capital expenditures incurred but not paid	$6,707	$3,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures are adequate to make the information not misleading. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of December 31, 2020 and September 30, 2020, and our consolidated results of operations, consolidated comprehensive income, and consolidated statements of stockholders’ equity and our consolidated cash flows for the three months ended December 31, 2020 and 2019.

Our operating results for the three months ended December 31, 2020, may not be indicative of the results that may be expected for the full fiscal year ending September 30, 2021, in particular as a result of the uncertainty around the continuing effects of the COVID-19 pandemic on future periods. Due to the uncertainty over the duration and severity of the economic and operational impacts of COVID-19, the adverse impact of the pandemic may continue further into our fiscal year 2021 and possibly beyond, and it may be material.

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

3.   Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 which simplifies the accounting for income taxes by removing an exception related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period with year to date losses and the recognition of deferred tax liabilities for outside basis differences. Additionally, the update clarifies and simplifies other areas of ASC 740, Income Taxes. For public companies, the amendments in the update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, but all amendments must be adopted at once. The amendments in this update have different adoption methods including prospective basis, retrospective basis, and a modified retrospective basis dependent on the specific change. We are currently evaluating the impact of this update, but based on our preliminary assessment we do not believe this will have a material impact to our results of operations or financial position.

4.   Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise at the point-of-sale. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data.

Changes to our contract liabilities for the period were as follows (in thousands):

September 30, 2020	$13,947
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	5,709
Revenue recognized from beginning liability	(3,476)
December 31, 2020	$16,180

See Note 11, Business Segments, for additional information regarding the disaggregation of our sales revenue.

5.   Fair Value Measurements

Fair value on recurring basis

Consistent with the three-level hierarchy defined in ASC Topic 820, Fair Value Measurement, as amended, we categorize our financial assets and liabilities as follows (in thousands):

	Classification	Fair Value Hierarchy Level	December 31, 2020	September 30, 2020
Financial Assets:
Cash equivalents	Cash and cash equivalents	Level 1	$—	$194,612
Interest rate caps	Other assets	Level 2	18	27
Total assets			$18	$194,639
.
Financial Liabilities:
Foreign exchange contracts	Accrued liabilities	Level 2	$1,587	$—

Other fair value disclosures

		December 31, 2020		September 30, 2020
	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding capital leases
Senior notes	Level 1	$1,177,380	$1,234,206	$1,177,380	$1,217,707
Term loan B	Level 2	635,788	632,623	635,788	619,397
Total long-term debt		$1,813,168	$1,866,829	$1,813,168	$1,837,104

The table above excludes amounts, if any, related to our ABL facility as the balance approximates fair value due to the short-term nature of our borrowings.

6.   Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock, subject to certain limitations governed by our debt agreements, over an approximate four-year period expiring on September 30, 2021.

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Three Months Ended December 31,
	2020	2019
Number of shares repurchased	—	766
Total cost of share repurchased	$—	$11,357

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2020	$(102,111)	$(3,003)	$411	$(104,703)
Other comprehensive income (loss) before reclassification, net of tax	25,007	(69)	(1,224)	23,714
Reclassification to net earnings, net of tax	—	244	(370)	(126)
Balance at December 31, 2020	$(77,104)	$(2,828)	$(1,183)	$(81,115)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings were not material.

7.   Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended December 31,
	2020	2019
Weighted-average basic shares	112,475	116,125
Dilutive securities:
Stock option and stock award programs	1,353	1,029
Weighted-average diluted shares	113,828	117,154

Anti-dilutive options excluded from our computation of diluted shares	6,009	5,132

8. Goodwill and Intangible Assets

Due to the uncertainty around COVID-19, our projected future cash flows may differ materially from actual results. We considered potential triggering events and determined there were none during the three months ended December 31, 2020. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets.

For the three months ended December 31, 2020 and 2019, amortization expense related to other intangible assets was $1.7 million and $2.4 million, respectively.

Additionally, goodwill increased primarily from the effects of foreign currency exchange rates of $6.1 million during the three months ended December 31, 2020.

9.   Short-term Borrowings and Long-term Debt

At December 31, 2020, there were no outstanding borrowings and we had $461.0 million available for borrowing under our ABL facility, including the Canadian sub-facility, subject to the conditions contained therein. Our ABL facility matures on July 6, 2022.

Please see Note 13, Subsequent Event, for further information about our debt.

Covenants

The agreements governing our ABL facility, term loan B and the senior notes contain a customary covenant package that places restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters with customary events of default, including customary cross-default and/or cross-acceleration provisions. As of December 31, 2020, we were in compliance with all debt covenants and all the net assets of our consolidated subsidiaries were unrestricted from transfer.

10.    Derivative Instruments and Hedging Activities

During the three months ended December 31, 2020, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 5, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on inventory purchases in U.S. dollars by our foreign subsidiaries. At December 31, 2020, the notional amount we held through these forwards, based upon exchange rates at December 31, 2020, was as follows (in thousands):

Notional Currency	Notional Amount
Euro	$13,916
Mexican Peso	10,932
Canadian Dollar	3,767
Total	$28,615

We record quarterly, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold based on inventory turns. For the three months ended December

31, 2020, we recognized a $0.4 million gain into cost of goods sold on our condensed consolidated statements of earnings. Based on December 31, 2020, valuations and exchange rates, we expect to reclassify losses of approximately $1.3 million into cost of goods sold over the next 12 months.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our term loan B. The interest rate caps are comprised of individual caplets that expire ratably through June 30, 2023, and are designated as cash flow hedges. Accordingly, changes in fair value of the interest rate caps are recorded quarterly, net of income tax, and are included in AOCL. Over the next 12 months, we expect to reclassify approximately $1.3 million into interest expense, which represents the original value of the expiring caplets.

The effects of our interest rate caps on our condensed consolidated statements of earnings were not material for the three months ended December 31, 2020.

11.   Business Segments

Segment data for the three months ended December 31, 2020 and 2019, is as follows (in thousands):

	Three Months Ended December 31,
	2020	2019
Net sales:
Sally Beauty Supply ("SBS")	$547,670	$569,147
Beauty Systems Group ("BSG")	388,352	411,061
Total	$936,022	$980,208
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$95,128	$74,225
BSG	48,572	62,434
Segment operating earnings	143,700	136,659
Unallocated expenses	39,146	39,741
Restructuring	232	2,531
Consolidated operating earnings	104,322	94,387
Interest expense	25,978	21,541
Earnings before provision for income taxes	$78,344	$72,846

Sales between segments, which are eliminated in consolidation, were not material during the three months ended December 31, 2020 and 2019.

Disaggregation of net sales by segment

	Three Months Ended December 31,
SBS	2020	2019
Hair color	35.4%	29.4%
Hair care	18.6%	19.4%
Skin and nail care	14.2%	14.0%
Styling tools	12.8%	14.9%
Salon supplies and accessories	7.9%	7.7%
Textured hair products	5.5%	6.1%
Other beauty items	5.6%	8.5%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2020	2019
Hair color	40.8%	37.5%
Hair care	35.0%	34.5%
Skin and nail care	8.2%	8.1%
Styling tools	7.1%	3.6%
Other beauty items	2.6%	5.8%
Promotional items	6.3%	10.5%
Total	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended December 31,
SBS	2020	2019
Company-operated stores	93.9%	95.8%
E-commerce	6.0%	4.0%
Franchise stores	0.1%	0.2%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2020	2019
Company-operated stores	69.6%	69.4%
Distributor sales consultants	14.3%	17.9%
E-commerce	8.5%	7.3%
Franchise stores	7.6%	5.4%
Total	100.0%	100.0%

12.   Restructuring

Restructuring expense for the three months ended December 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended December 31,
	2020	2019
Project Surge	$190	$1,253
Transformation Plan	42	1,278
Total expense	$232	$2,531

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

The liability related to Project Surge, which is included in accrued liabilities on our condensed consolidated balance sheets, is as follows (in thousands):

Project Surge	Liability at September 30, 2020	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at December 31, 2020
Workforce reductions	$—	$150	$150	$—	$—
Other	—	40	40	—	—
Total	$—	$190	$190	$—	$—

Expenses incurred during the three months ended December 31, 2020, represent costs incurred by SBS of $0.2 million.

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

The liability related to the Transformation Plan, which is included in accrued liabilities on our condensed consolidated balance sheets, is as follows (in thousands):

Transformation Plan	Liability at September 30, 2020	Expenses	Expenses Paid or Otherwise Settled	Adjustments	Liability at December 31, 2020
Workforce reductions	$65	$7	$72	$—	$—
Other	—	35	35	—	—
Total	$65	$42	$107	$—	$—

Expenses incurred during the three months ended December 31, 2020, represent costs incurred by SBS of $0.1 million.

13. Subsequent Event

On January 5, 2021, we announced that we fully repaid the outstanding balance of $213.2 million on our term loan B fixed portion. The repayment was funded with excess cash and reflects our continued progress toward deleveraging the balance sheet. In connection with this repayment, we recognized an approximately $1 million loss on the extinguishment of debt from the write-off of unamortized deferred financing costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and our other filings with the Securities and Exchange Commission, including the Risk Factors sections therein, and information contained elsewhere in this Quarterly Report, including the condensed consolidated interim financial statements and notes to those financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for any future interim period or the entire fiscal year, in particular as a result of the uncertainty of the continued effects of the COVID-19 pandemic on future periods.

Highlights for the Three Months Ended December 31, 2020

•

During the three months ended December 31, 2020, we experienced further disruption to sales from COVID-19, including temporary store closures in international markets, government-mandated store capacity restrictions and salon shut-downs in California and parts of Canada for part of the quarter;

•	Consolidated net sales for the three months ended December 31, 2020, decreased $44.2 million, or 4.5%, to $936.0 million, compared to the three months ended December 31, 2019;
•	Consolidated same store sales decreased 3.7% for the three months ended December 31, 2020, while our global e-commerce sales increased 48.0%, compared to the three months ended December 31, 2019;
•

Consolidated gross profit for the three months ended December 31, 2020, decreased $4.1 million, or 0.9%, to $470.7 million, compared to the three months ended December 31, 2019. Gross margin increased 190 basis points to 50.3% for the three months ended December 31, 2020, compared to the three months ended December 31, 2019;

•

Consolidated operating earnings for the three months ended December 31, 2020, increased $9.9 million, or 10.5%, to $104.3 million, compared to the three months ended December 31, 2019. Operating margin increased 150 basis points to 11.1% for the three months ended December 31, 2020, compared to the three months ended December 31, 2019;

•	Consolidated net earnings for the three months ended December 31, 2020 increased $4.0 million, or 7.5%, to $57.2 million, compared to the three months ended December 31, 2019;
•	For the three months ended December 31, 2020, we had diluted earnings per share of $0.50, compared to $0.45 for the three months ended December 31, 2019; and
•	Cash provided by operations was $37.4 million for the three months ended December 31, 2020, compared to $62.3 million for the three months ended December 31, 2019.

Impact of COVID-19 on Our Business and Business Strategy Update

As mentioned above, we continued to see the impact of COVID-19 on our sales into our first fiscal quarter as we had temporary store closures in international markets, restricted store capacity in certain markets and salon shut-downs in California and parts of Canada for part of the quarter.

However, we continued to make progress against our key business initiatives, which include leveraging and optimizing our elevated digital capabilities, growing customer engagement and loyalty, and completing the final steps in our successful transformation journey.

The effects of the COVID-19 pandemic and related responses had a noticeable impact on our first quarter fiscal year 2021 results of operations and cash flows. Furthermore, due to the uncertainty over the duration and severity of the economic and operational impacts of COVID-19, the adverse impact of the pandemic may continue further into our fiscal year 2021 and possibly beyond, and it may be material.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2020	2019	Increase (Decrease)
Net sales:
SBS	$547,670	$569,147	$(21,477)	(3.8)%
BSG	388,352	411,061	(22,709)	(5.5)%
Consolidated	$936,022	$980,208	$(44,186)	(4.5)%

Gross profit:
SBS	$315,811	$308,989	$6,822	2.2%
BSG	154,913	165,859	(10,946)	(6.6)%
Consolidated	$470,724	$474,848	$(4,124)	(0.9)%

Segment gross margin:
SBS	57.7%	54.3%	340	bps
BSG	39.9%	40.3%	(40)	bps
Consolidated	50.3%	48.4%	190	bps

Net earnings:
Segment operating earnings:
SBS	$95,128	$74,225	$20,903	28.2%
BSG	48,572	62,434	(13,862)	(22.2)%
Segment operating earnings	143,700	136,659	7,041	5.2%
Unallocated expenses and restructuring (a)	39,378	42,272	(2,894)	(6.8)%
Consolidated operating earnings	104,322	94,387	9,935	10.5%
Interest expense	25,978	21,541	4,437	20.6%
Earnings before provision for income taxes	78,344	72,846	5,498	7.5%
Provision for income taxes	21,153	19,631	1,522	7.8%
Net earnings	$57,191	$53,215	$3,976	7.5%
	.
Number of stores at end-of-period (including franchises):
SBS	3,645	3,703	(58)	(1.6)%
BSG	1,384	1,369	15	1.1%
Consolidated	5,029	5,072	(43)	(0.8)%
Same store sales growth (decline) (b):
SBS	(3.3)%	(1.1)%	(220)	bps
BSG	(4.6)%	1.2%	(580)	bps
Consolidated	(3.7)%	(0.3)%	(340)	bps

(a)

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. See Note 12, Restructuring, of the Notes to Condensed Consolidated Financial Statements for details on our restructuring charges.

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

Results of Operations

The Three Months Ended December 31, 2020, compared to the Three Months Ended December 31, 2019

Net Sales

Consolidated. Consolidated net sales include a positive impact from changes in foreign currency exchange rates of $3.5 million, or 0.4% of consolidated net sales.

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Same store sales	$(17,525)
Other (a)	(7,033)
Foreign currency exchange	3,081
Total	$(21,477)
(a)	Other consists of non-store sales, which include catalog and internet sales of our Sinelco Group subsidiaries.

SBS experienced lower unit volume caused primarily by the impact of the temporary closure of certain customer-facing store operations in various markets globally due to the effects of COVID-19 and fewer company-operated stores. The challenges faced by lower unit volume were partially offset by an increase in average unit prices, resulting from a change in product mix to higher-priced products and the cancellation of most promotional activity.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Distributor sales consultants	$(12,838)
Same store sales	(12,795)
Other (a)	2,502
Foreign currency exchange	422
Total	$(22,709)
(a)	Other consists of stores outside same store sales, included recently acquired businesses, and sales to our franchisees.

BSG experienced lower unit volume primarily as a result of the temporary closure and restricted capacity of certain customer-facing store operations in various markets in the U.S. and Canada as well as salon closures in parts of California and Canada due to the effects of COVID-19. These negative impacts were partially offset by an increase in average unit prices resulting primarily from lower promotional activity.

Gross Profit

Consolidated. Consolidated gross profit decreased for the three months ended December 31, 2020, due to lower net sales in both segments and a lower gross margin in BSG, partially offset by a higher gross margin in SBS.

SBS. SBS’s gross profit increased for the three months ended December 31, 2020, as a result of a higher gross margin, partially offset by lower net sales. SBS’s gross margin increased primarily as a result of fewer promotions.

BSG. BSG’s gross profit decreased for the three months ended December 31, 2020, as a result of lower net sales and a lower gross margin. BSG’s gross margin decreased primarily as a result of higher capitalized inventory costs from lower inventory purchases.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses decreased primarily as a result of cost saving initiatives in response to COVID-19, including savings associated with lower compensation and compensation-related expenses and advertising expenses, and the suspension or elimination of all non-critical projects and non-essential spend. These decreases were partially offset by increased shipping costs resulting from increased e-commerce volume and incremental costs from businesses acquired in the past 12 months. Consolidated selling, general and administrative expenses, as a percentage of net sales, increased 50 basis points to 39.1% for the three months ended December 31, 2020, due to the decrease in sales.

SBS. SBS’s selling, general and administrative expenses decreased $14.1 million, or 6.0%, for the three months ended December 31, 2020, primarily due to our response to COVID-19. The decrease was driven by lower compensation and compensation-related expenses of $12.0 million and lower advertising expenses of $4.9 million. These decreases were partially offset by an increase in shipping costs of $3.0 million, resulting primarily from increased e-commerce volume, and incremental store expense for personal protective equipment and cleaning protocols related to COVID-19 safety procedures.

BSG. BSG’s selling, general and administrative expenses increased $2.9 million, or 2.8%, for the three months ended December 31, 2020. The increase was driven primarily by an increase in shipping costs of $3.0 million, resulting primarily from increased e-

commerce volume, and incremental expenses from recently acquired businesses in the past 12 months. These increases were partially offset by lower compensation and compensation-related expenses of $1.5 million.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, decreased $0.6 million, or 1.5%, for the three months ended December 31, 2020, primarily from lower costs associated with travel in response to COVID-19.

Restructuring

For the three months ended December 31, 2020, we incurred restructuring charges of $0.2 million primarily in connection with the Project Surge. For the three months ended December 31, 2019, we recognized charges of $2.5 million in connection with Project Surge and the Transformation Plan. See Note 12, Restructuring, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for more information about our restructuring plans.

Interest Expense

The increase in interest expense is primarily from incremental interest on the senior notes issued in April 2020 of $6.6 million, partially offset by the impact of lower interest rates on our term loan B variable tranche of $1.8 million and a lower outstanding balance on our term loan B fixed tranche of $0.9 million. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The effective tax rates were 27.0% and 26.9%, for the three months ended December 31, 2020, and 2019, respectively.

Liquidity and Capital Resources

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures, debt repayment and share repurchases. Working capital (current assets less current liabilities) increased $85.8 million, to $955.5 million at December 31, 2020, compared to $869.7 million at September 30, 2020, resulting primarily from an increase in inventory. The increase in inventory resulted from investments in key products to reach desired inventory levels.

At December 31, 2020, cash and cash equivalents were $537.6 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to fund working capital requirements, potential acquisitions, anticipated capital expenditures, including information technology upgrades and store remodels, and debt repayments over the next 12 months. Due to the impact of COVID-19, we have shifted our focus to being proactive in maintaining our financial flexibility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and opportunistic share repurchases. During the three months ended December 31, 2020, we did not borrow on our ABL facility. As of December 31, 2020, we had $461.0 million available for borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities.

Share Repurchase Programs

During the three months ended December 31, 2020, we did not repurchase any common stock. As of December 31, 2020, we had authorization of approximately $726.1 million of additional potential share repurchases remaining under the 2017 Share Repurchase Program.

Historical Cash Flows

Historically, our primary source of cash has been net funds provided by operating activities and, when necessary, borrowings under our ABL facility. While historically, the primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions, we have shifted our focus in the short-term to reduce cash expenditures.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2020, decreased $23.3 million to $39.0 million, compared to the three months ended December 31, 2019, mainly due to increased inventory purchases, in connection with inventory investments to improve stock levels for key products, and the timing of our vendor receivables, partially offset by an increase in our accounts payable in connection with increased inventory purchases.

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2020, decreased $25.3 million to $17.5 million, compared to the three months ended December 31, 2019. This change was primarily a result of our focus on reduced capital expenditures.

Net Cash Used by Financing Activities

Net cash used by financing activities during the three months ended December 31, 2020, decreased $24.1 million to $0.3 million, compared to the three months ended December 31, 2019. The decrease was driven by the absence of debt borrowings and minimal repayments during the current quarter and not repurchasing our common stock under our share repurchase program.

Long-Term Debt and Guarantor Financial Information

At December 31, 2020, we had $1,813.2 million in debt, not including capital leases, unamortized debt issuance costs and debt discounts, in the aggregate, of $14.8 million. Our debt consisted of $1,177.4 million of senior notes outstanding and a term loan with an outstanding principal balance of $635.8 million. As of December 31, 2020, there were no outstanding principal borrowings under our ABL facility.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

See Note 9, Short-term Borrowings and Long-term Debt, and Note 13, Subsequent Event, for more information on our debt.

Guarantor Financial Information

We are providing the following information in compliance with Rule 13-01 of Regulation S-X for guaranteed issued securities that have been registered under such regulation. Currently, our issued securities consist of the 5.625% Senior Notes due 2025 and the 5.50% Senior Notes due 2023. These debt instruments were issued by our wholly-owned subsidiaries, Sally Holdings LLC and Sally Capital Inc. (the “Issuers”), under a shelf registration statement.

These notes are unsecured debt instruments guaranteed by us and certain of our wholly-owned domestic subsidiaries (together, the “Guarantors”) and have certain restrictions on the ability to pay restrictive payments to Sally Beauty. The guarantees are joint and several, and full and unconditional. Certain other subsidiaries, including our foreign subsidiaries, do not serve as guarantors.

The following summarized consolidating financial information represents financial information for the Issuers and the Guarantors on a combined basis. All transactions and intercompany balances between these combined entities has been eliminated.

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of December 31, 2020 and September 30, 2020 (in thousands):

	December 31, 2020	September 30, 2020
Inventory	$681,568	$615,092
Intercompany receivable	$77,499	$75,892
Current assets	$1,244,851	$1,166,250
Total assets	$2,344,371	$2,281,896
Current liabilities	$343,132	$325,380
Total liabilities	$2,667,543	$2,657,033

The following table presents the summarized statement of income information for three months ended December 31, 2020 (in thousands):

Net sales	$759,620
Gross profit	$385,129
Earnings before provision for income taxes	$62,595
Net earnings	$45,830

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2020.

Off-Balance Sheet Financing Arrangements

At December 31, 2020, and September 30, 2020, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions since September 30, 2020.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements in Item 1 – “Financial Statements” in Part I – Financial Information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. There have been no material changes to our market risks from September 30, 2020. See our disclosures about market risks contained in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2020, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in such Annual Report and herein are not the only risks facing our company.

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

22	List of Subsidiary Guarantors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Christian A. Brickman*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Christian A. Brickman*

32.2	Section 1350 Certification of Marlo M. Cormier*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020, formatted in Inline XBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: February 4, 2021

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
For the Registrant and as its Principal Financial Officer