Form 10-Q
period 2021-03-31
Sally Beauty Holdings, Inc.
filed 2021-05-06
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2021

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

As of April 30, 2021, there were 112,953,969 shares of the issuer’s common stock outstanding.

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

WHERE YOU CAN FIND MORE INFORMATION

Our quarterly and annual financial results and other important information are available by calling our Investor Relations Department at (940) 297-3877.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following condensed consolidated balance sheets as of March 31, 2021, and September 30, 2020, the condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended March 31, 2021 and 2020, are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	March 31, 2021	September 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$408,321	$514,151
Trade accounts receivable, net	39,294	35,590
Accounts receivable, other	26,862	20,839
Inventory	949,695	814,503
Other current assets	42,278	48,014
Total current assets	1,466,450	1,433,097
Property and equipment, net of accumulated depreciation of $741,083 at March 31, 2021, and $694,709 at September 30, 2020	289,070	315,029
Operating lease assets	524,955	525,634
Goodwill	544,630	540,038
Intangible assets, excluding goodwill, net of accumulated amortization of $69,511 at March 31, 2021, and $63,491 at September 30, 2020	56,909	58,283
Other assets	27,558	23,066
Total assets	$2,909,572	$2,895,147
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$197,596	$180
Accounts payable	310,215	236,333
Accrued liabilities	195,467	170,665
Current operating lease liabilities	155,711	153,267
Income taxes payable	16,062	2,917
Total current liabilities	875,051	563,362
Long-term debt	1,389,545	1,796,897
Long-term operating lease liabilities	388,733	394,375
Other liabilities	30,113	32,976
Deferred income tax liabilities, net	91,297	92,094
Total liabilities	2,774,739	2,879,704
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 112,949 and 112,824 shares issued and 112,679 and 112,405 shares outstanding at March 31, 2021, and September 30, 2020, respectively	1,127	1,124
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	9,525	1,913
Accumulated earnings	212,612	117,109
Accumulated other comprehensive loss, net of tax	(88,431)	(104,703)
Total stockholders’ equity	134,833	15,443
Total liabilities and stockholders’ equity	$2,909,572	$2,895,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	$926,328	$871,023	$1,862,350	$1,851,231
Cost of goods sold	459,099	441,266	924,397	946,626
Gross profit	467,229	429,757	937,953	904,605
Selling, general and administrative expenses	391,087	383,299	757,257	761,228
Restructuring	631	3,193	863	5,725
Operating earnings	75,511	43,265	179,833	137,652
Interest expense	23,883	21,644	49,861	43,185
Earnings before provision for income taxes	51,628	21,621	129,972	94,467
Provision for income taxes	13,316	8,253	34,469	27,884
Net earnings	$38,312	$13,368	$95,503	$66,583
Earnings per share:
Basic	$0.34	$0.12	$0.85	$0.58
Diluted	$0.34	$0.12	$0.84	$0.57
Weighted-average shares:
Basic	112,603	114,823	112,538	115,478
Diluted	114,342	115,795	114,028	116,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net earnings	$38,312	$13,368	$95,503	$66,583
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,890)	(23,784)	17,117	(8,823)
Interest rate caps, net of tax	-	(80)	175	29
Foreign exchange contracts, net of tax	574	2,038	(1,020)	1,838
Other comprehensive income (loss), net of tax	(7,316)	(21,826)	16,272	(6,956)
Total comprehensive income (loss)	$30,996	$(8,458)	$111,775	$59,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2020	112,405	$1,124	$1,913	$117,109	$(104,703)	$15,443
Net earnings	—	—	—	57,191	—	57,191
Other comprehensive income	—	—	—	—	23,588	23,588
Share-based compensation	—	—	2,893	—	—	2,893
Stock issued for equity awards	133	1	(250)	—	—	(249)
Balance at December 31, 2020	112,538	$1,125	$4,556	$174,300	$(81,115)	$98,866
Net earnings	—	—	—	38,312	—	38,312
Other comprehensive loss	—	—	—	—	(7,316)	(7,316)
Share-based compensation	—	—	2,648	—	—	2,648
Stock issued for equity awards	141	2	2,321	—	—	2,323
Balance at March 31, 2021	112,679	$1,127	$9,525	$212,612	$(88,431)	$134,833

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity (Deficit)
Balance at September 30, 2019	116,725	$1,167	$—	$55,797	$(117,287)	$(60,323)
Cumulative effect of ASC 842 adoption	—	—	—	(445)	—	(445)
Net earnings	—	—	—	53,215	—	53,215
Other comprehensive income	—	—	—	—	14,870	14,870
Repurchases and cancellations of common stock	(766)	(7)	(6,237)	(5,113)	—	(11,357)
Share-based compensation	—	—	3,473	—	—	3,473
Stock issued for equity awards	206	2	2,764	—	—	2,766
Balance at December 31, 2019	116,165	$1,162	$—	$103,454	$(102,417)	$2,199
Net earnings	—	—	—	13,368	—	13,368
Other comprehensive loss	—	—	—	—	(21,826)	(21,826)
Repurchases and cancellations of common stock	(3,936)	(39)	(3,064)	(46,897)	—	(50,000)
Share-based compensation	—	—	3,059	—	—	3,059
Stock issued for equity awards	35	—	5	—	—	5
Balance at March 31, 2020	112,264	$1,123	$—	$69,925	$(124,243)	$(53,195)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net earnings	$95,503	$66,583
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,945	53,997
Share-based compensation expense	5,541	6,532
Amortization of deferred financing costs	2,326	1,767
Loss (gain) on early extinguishment of debt	1,390	(357)
Loss (gain) on disposal of equipment and other property	1,741	(18)
Deferred income taxes	(365)	5,547
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(3,437)	158
Accounts receivable, other	(5,544)	19,199
Inventory	(127,324)	1,365
Other current assets	3,588	(17,692)
Other assets	(4,307)	575
Operating leases, net	(2,420)	—
Accounts payable and accrued liabilities	101,331	(55,679)
Income taxes payable	13,447	(7,199)
Other liabilities	(2,859)	1,353
Net cash provided by operating activities	131,556	76,131
Cash Flows from Investing Activities:
Payments for property and equipment, net of proceeds	(27,095)	(71,960)
Acquisitions, net of cash acquired	(2,245)	(1,944)
Net cash used by investing activities	(29,340)	(73,904)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	787,500
Repayments of long-term debt	(213,271)	(437,385)
Payments for common stock repurchased	—	(61,357)
Proceeds from equity awards	2,073	2,771
Net cash (used) provided by financing activities	(211,198)	291,529
Effect of foreign exchange rate changes on cash and cash equivalents	3,152	(837)
Net (decrease) increase in cash and cash equivalents	(105,830)	292,919
Cash and cash equivalents, beginning of period	514,151	71,495
Cash and cash equivalents, end of period	$408,321	$364,414
Supplemental Cash Flow Information:
Interest paid	$46,445	$41,366
Income taxes paid	$20,791	$45,521
Capital expenditures incurred but not paid	$3,255	$5,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures included herein are adequate to make the information not misleading. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of March 31, 2021 and September 30, 2020, and our consolidated results of operations, consolidated comprehensive income, and consolidated statements of stockholders’ equity for the three and six months ended March 31, 2021 and 2020, our consolidated cash flows for the six months ended March 31, 2021 and 2020.

Our operating results for the three and six months ended March 31, 2021, may not be indicative of the results that may be expected for the full fiscal year ending September 30, 2021, in particular as a result of the uncertainty around the continuing effects of the COVID-19 pandemic on future periods. Due to the uncertainty over the duration and severity of the economic and operational impacts of COVID-19, the adverse impact of the pandemic may continue further into our fiscal year 2021 and possibly beyond, and it may be material.

2.   Significant Accounting Policies

We adhere to the same accounting policies in the preparation of our condensed consolidated interim financial statements as we do in the preparation of our full year consolidated financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full-year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

3.   Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 which simplifies the accounting for income taxes by removing an exception related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period with year to date losses and the recognition of deferred tax liabilities for outside basis differences. Additionally, the update clarifies and simplifies other areas of ASC 740, Income Taxes. For public companies, the amendments in the update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, but all amendments must be adopted at once. The amendments in this update have different adoption methods including prospective basis, retrospective basis, and a modified retrospective basis dependent on the specific change. We are currently evaluating the impact of this update, but based on our preliminary assessment we do not believe that adoption of this update will have a material impact on our results of operations or financial position.

4.   Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise at the point-of-sale. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data.

Changes to our contract liabilities for the period were as follows (in thousands):

September 30, 2020	$13,947
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	7,998
Revenue recognized from beginning liability	(6,729)
March 31, 2021	$15,216

See Note 11, Business Segments, for additional information regarding the disaggregation of our sales revenue.

5.   Fair Value Measurements

Fair value on recurring basis

Consistent with the three-level hierarchy defined in ASC Topic 820, Fair Value Measurement, as amended, we categorize our financial assets and liabilities as follows (in thousands):

	Classification	Fair Value Hierarchy Level	March 31, 2021	September 30, 2020
Financial Assets:
Cash equivalents	Cash and cash equivalents	Level 1	$—	$194,612
Foreign exchange contracts	Other current assets	Level 2	20	—
Interest rate caps	Other assets	Level 2	18	27
Total assets			$38	$194,639
.
Financial Liabilities:
Foreign exchange contracts	Accrued liabilities	Level 2	$516	$—

Other fair value disclosures

		March 31, 2021		September 30, 2020
	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding capital leases
Senior notes	Level 1	$1,177,380	$1,234,481	$1,177,380	$1,217,707
Term loan B	Level 2	422,625	421,040	635,788	619,397
Total long-term debt		$1,600,005	$1,655,521	$1,813,168	$1,837,104

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

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Number of shares repurchased	—	3,936	—	4,702
Total cost of share repurchased	$—	$50,000	$—	$61,357

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2020	$(102,111)	$(3,003)	$411	$(104,703)
Other comprehensive income (loss) before reclassification, net of tax	17,117	(69)	(601)	16,447
Reclassification to net earnings, net of tax	—	244	(419)	(175)
Balance at March 31, 2021	$(84,994)	$(2,828)	$(609)	$(88,431)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.

7.   Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Weighted-average basic shares	112,603	114,823	112,538	115,478
Dilutive securities:
Stock option and stock award programs	1,739	972	1,490	984
Weighted-average diluted shares	114,342	115,795	114,028	116,462

Anti-dilutive options excluded from our computation of diluted shares	4,197	5,076	4,222	5,076

8. Goodwill and Intangible Assets

During the three months ended March 31, 2021, we completed our annual assessment for impairment of goodwill and other intangible assets. For goodwill, we used a qualitative analysis and our actual and forecasted results are exceeding the estimates from the last quantitative test. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets.

For the three months ended March 31, 2021 and 2020, amortization expense related to other intangible assets was $1.6 million and $2.2 million, respectively, and for the six months ended March 31, 2021 and 2020, amortization expense was $3.3 million and $4.6 million, respectively.

Additionally during the six months ended March 31, 2021, goodwill increased $4.6 million primarily from the effects of foreign currency exchange rates.

9.   Short-term Borrowings and Long-term Debt

At March 31, 2021, there were no outstanding borrowings and we had $496.9 million available for borrowing under our ABL facility, including the Canadian sub-facility, subject to the conditions contained therein. Our ABL facility matures on July 6, 2022.

During the three months ended March 31, 2021, we paid the remaining $213.2 million of aggregate outstanding principal on our term loan B fixed tranche at par, excluding accrued interest. In connection with the debt repayment, we recognized a $1.4 million loss on the extinguishment of debt from the write-off of unamortized deferred financing costs.

Please see Note 13, Subsequent Event, for further information about our debt.

Covenants

The agreements governing our ABL facility, term loan B and the senior notes contain a customary covenant package that places restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters with customary events of default, including customary cross-default and/or cross-acceleration provisions. As of March 31, 2021, we were in compliance with all debt covenants and all the net assets of our consolidated subsidiaries were unrestricted from transfer.

10.    Derivative Instruments and Hedging Activities

During the six months ended March 31, 2021, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 5, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on inventory purchases in U.S. dollars by our foreign subsidiaries. At March 31, 2021, the notional amount we held through these forwards, based upon exchange rates at March 31, 2021, was as follows (in thousands):

Notional Currency	Notional Amount
Euro	$8,717
Mexican Peso	7,235
Canadian Dollar	2,659
Total	$18,611

We record quarterly, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold based on inventory turns. For the three and six months ended March 31, 2021, we recognized gains of $0.1 million and $0.4 million, respectively, into cost of goods sold on our condensed consolidated statements of earnings. Based on March 31, 2021, valuations and exchange rates, we expect to reclassify losses of approximately $0.7 million into cost of goods sold over the next 12 months.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our term loan B. The interest rate caps are comprised of individual caplets that expire ratably through June 30, 2023, and are designated as cash flow hedges. Accordingly, changes in fair value of the interest rate caps are recorded quarterly, net of income tax, and are included in AOCL. Over the next 12 months, we expect to reclassify approximately $1.5 million into interest expense, which represents the original value of the expiring caplets.

The effects of our interest rate caps on our condensed consolidated statements of earnings were not material for the three and six months ended March 31, 2021.

11.   Business Segments

Segment data for the three and six months ended March 31, 2021 and 2020, is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net sales:
Sally Beauty Supply ("SBS")	$542,664	$519,509	$1,090,334	$1,088,657
Beauty Systems Group ("BSG")	383,664	351,514	772,016	762,574
Total	$926,328	$871,023	$1,862,350	$1,851,231
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$100,063	$56,373	$195,191	$130,598
BSG	47,843	41,039	96,415	103,473
Segment operating earnings	147,906	97,412	291,606	234,071
Unallocated expenses	71,764	50,954	110,910	90,694
Restructuring	631	3,193	863	5,725
Consolidated operating earnings	75,511	43,265	179,833	137,652
Interest expense	23,883	21,644	49,861	43,185
Earnings before provision for income taxes	$51,628	$21,621	$129,972	$94,467

Sales between segments, which are eliminated in consolidation, were not material during the three and six months ended March 31, 2021 and 2020.

Disaggregation of net sales by segment

	Three Months Ended March 31,		Six Months Ended March 31,
SBS	2021	2020	2021	2020
Hair color	35.1%	32.8%	35.3%	31.9%
Hair care	18.6%	19.5%	18.6%	19.7%
Skin and nail care	14.0%	12.8%	12.3%	13.5%
Styling tools	12.2%	12.7%	14.4%	13.4%
Salon supplies and accessories	8.2%	7.6%	7.8%	7.2%
Textured hair products	6.4%	6.1%	6.0%	5.7%
Other beauty items	5.5%	8.5%	5.6%	8.6%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2021	2020	2021	2020
Hair color	43.5%	40.1%	42.1%	38.8%
Hair care	37.6%	35.1%	36.3%	34.8%
Skin and nail care	7.2%	8.2%	7.7%	8.2%
Styling tools	6.2%	6.2%	6.6%	6.5%
Other beauty items	2.4%	3.0%	2.6%	2.8%
Promotional items	3.1%	7.4%	4.7%	8.9%
Total	100.0%	100.0%	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended March 31,		Six Months Ended March 31,
SBS	2021	2020	2021	2020
Company-operated stores	93.0%	94.9%	93.5%	95.4%
E-commerce	6.9%	4.9%	6.5%	4.4%
Franchise stores	0.1%	0.2%	0.0%	0.2%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2021	2020	2021	2020
Company-operated stores	70.2%	70.4%	69.9%	69.8%
Distributor sales consultants	13.7%	16.6%	14.0%	17.3%
E-commerce	9.1%	5.9%	8.8%	5.7%
Franchise stores	7.0%	7.1%	7.3%	7.2%
Total	100.0%	100.0%	100.0%	100.0%

12.   Income Tax

For the three months ended March 31, 2021 and 2020, our effective tax rates were 25.8% and 38.2%, respectively, and for the six months ended March 31, 2021 and 2020, our effective tax rates were 26.5% and 29.5%, respectively. The decrease in the effective tax rates was primarily a result of the establishment of a valuation allowance in a foreign subsidiary in the prior year. Additionally, we had greater losses in the prior year from foreign subsidiaries for which a tax benefit could not be recognized.

Refer to the following rate reconciliation for more details relating to the period over period differences in the effective tax rate:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.7	4.4	3.4	3.6
Effect of foreign operations	(0.1)	0.1	0.8	0.9
Foreign valuation allowances	1.2	15.9	0.3	3.9
Other, net	—	(3.2)	1.0	0.1
Effective tax rate	25.8%	38.2%	26.5%	29.5%

13. Subsequent Event

On April 1, 2021, we called the entire outstanding balance of $197.4 million on our 5.50% senior notes due 2023 at par plus a premium. In connection with the repayment, we recognized losses on extinguishment of debt in the aggregate amount of $2.8 million, which included a $1.8 million call premium and $1.0 million from the write-off of unamortized debt issuance costs.

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

Highlights for the Three Months Ended March 31, 2021

•

During the three months ended March 31, 2021, we experienced further disruption to sales from COVID-19, including mandated store closures in international markets and salon closures in California in January;

•	Consolidated net sales for the three months ended March 31, 2021, increased $55.3 million, or 6.3%, to $926.3 million, compared to the three months ended March 31, 2020;
•	Consolidated same store sales increased 6.5% for the three months ended March 31, 2021, while our global e-commerce sales increased 56%, compared to the three months ended March 31, 2020;
•

Consolidated gross profit for the three months ended March 31, 2021, increased $37.5 million, or 8.7%, to $467.2 million, compared to the three months ended March 31, 2020. Gross margin increased 110 basis points to 50.4% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020;

•

Consolidated operating earnings for the three months ended March 31, 2021, increased $32.2 million, or 74.5%, to $75.5 million, compared to the three months ended March 31, 2020. Operating margin increased 320 basis points to 8.2% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020;

•	Consolidated net earnings for the three months ended March 31, 2021, increased $24.9 million, or 186.6%, to $38.3 million, compared to the three months ended March 31, 2020;
•	For the three months ended March 31, 2021, we had diluted earnings per share of $0.34, compared to $0.12 for the three months ended March 31, 2020; and
•	Cash provided by operations was $92.6 million for the three months ended March 31, 2021, compared to $13.8 million for the three months ended March 31, 2020.

Impact of COVID-19 on Our Business and Business Strategy Update

As mentioned above, we continued to see disruption resulting from COVID-19 due to mandated store closures in parts of our international markets and salon closures in California in January. However, we did experience an increase in sales driven primarily by the favorable impact in the U.S. from improving consumer confidence, government stimulus payments and the easing of COVID-19 restrictions in the U.S. salons.

The effects of the COVID-19 pandemic and related responses continued to impact our first two quarters of fiscal year 2021 results of operations and cash flows. Additionally, due to the continued uncertainty over the duration and severity of the economic and operational impacts of COVID-19, the adverse impact of the pandemic may continue further into our fiscal year 2021 and possibly beyond, and it may be material.

Furthermore, we continue to make progress against our key business initiatives, which includes leveraging and optimizing our elevated digital capabilities, growing our customer engagement and loyalty, and implementing the final steps in our successful transformation journey, which is remains on track to be substantially completed by the end of the year.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Net sales:
SBS	$542,664	$519,509	$23,155	4.5%	$1,090,334	$1,088,657	$1,677	0.2%
BSG	383,664	351,514	32,150	9.1%	772,016	762,574	9,442	1.2%
Consolidated	$926,328	$871,023	$55,305	6.3%	$1,862,350	$1,851,231	$11,119	0.6%

Gross profit:
SBS	$317,161	$289,067	$28,094	9.7%	$632,973	$598,057	$34,916	5.8%
BSG	150,068	140,690	9,378	6.7%	304,980	306,548	(1,568)	(0.5)%
Consolidated	$467,229	$429,757	$37,472	8.7%	$937,953	$904,605	$33,348	3.7%

Segment gross margin:
SBS	58.4%	55.6%	280	bps	58.1%	54.9%	320	bps
BSG	39.1%	40.0%	(90)	bps	39.5%	40.2%	(70)	bps
Consolidated	50.4%	49.3%	110	bps	50.4%	48.9%	150	bps

Net earnings:
Segment operating earnings:
SBS	$100,063	$56,373	$43,690	77.5%	$195,191	$130,598	$64,593	49.5%
BSG	47,843	41,039	6,804	16.6%	96,415	103,473	(7,058)	(6.8)%
Segment operating earnings	147,906	97,412	50,494	51.8%	291,606	234,071	57,535	24.6%
Unallocated expenses and restructuring (a)	72,395	54,147	18,248	33.7%	111,773	96,419	15,354	15.9%
Consolidated operating earnings	75,511	43,265	32,246	74.5%	179,833	137,652	42,181	30.6%
Interest expense	23,883	21,644	2,239	10.3%	49,861	43,185	6,676	15.5%
Earnings before provision for income taxes	51,628	21,621	30,007	138.8%	129,972	94,467	35,505	37.6%
Provision for income taxes	13,316	8,253	5,063	61.3%	34,469	27,884	6,585	23.6%
Net earnings	$38,312	$13,368	$24,944	186.6%	$95,503	$66,583	$28,920	43.4%
	.
Number of stores at end-of-period (including franchises):
SBS					3,625	3,701	(76)	(2.1)%
BSG					1,379	1,374	5	0.4%
Consolidated					5,004	5,075	(71)	(1.4)%
Same store sales growth (decline) (b):
SBS	4.9%	(7.0)%	1,190	bps	0.7%	(4.0)%	470	bps
BSG	9.9%	(7.4)%	1,730	bps	2.1%	(3.0)%	510	bps
Consolidated	6.5%	(7.1)%	1,360	bps	1.2%	(3.6)%	480	bps

(a)	Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings.
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

Results of Operations

The Three Months Ended March 31, 2021, compared to the Three Months Ended March 31, 2020

Net Sales

Consolidated. Consolidated net sales include a positive impact from changes in foreign currency exchange rates of $7.5 million, or 0.9% of consolidated net sales.

SBS. The increase in net sales for SBS was primarily driven by the following (in thousands):

Same store sales	$24,295
Other (a)	(6,758)
Foreign currency exchange	5,618
Total	$23,155
(a)	Other consists of non-store sales, which include catalog and internet sales of our Sinelco Group subsidiaries.

SBS experienced higher unit volume primarily due to temporary closure of all of our customer-facing store operations in the U.S. and Canada due to the effects of COVID-19 in the prior year, the expansion of our digital commerce capabilities and the favorable impact in the U.S. from improving consumer confidence. For the three months ended March 31, 2021, there was minimal impact from temporary closures of certain customer-facing store operations as a result of COVID-19. Additionally, SBS experienced an increase in average unit prices, resulting from a change in product mix to higher-priced products.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Same store sales	$23,845
Distributor sales consultants	3,309
Other (a)	3,163
Foreign currency exchange	1,833
Total	$32,150
(a)	Other consists of stores outside same store sales, included recently acquired businesses, and sales to our franchisees.

BSG experienced an increase in average unit prices and higher unit volume. The increase in average unit price was driven primarily from a decrease in promotional activity. The higher unit volume was primarily due to temporary closure of all of our customer-facing store operations in the U.S. and Canada due to the effects of COVID-19 in the prior year and higher operating capacities in salons. During the three months ended March 31, 2021, we experienced minimal temporary store closures and restricted capacity of certain customer-facing store operations in various markets in the U.S. and Canada due to the effects of COVID-19.

Gross Profit

Consolidated. Consolidated gross profit increased for the three months ended March 31, 2021, due to higher net sales in both segments and a higher gross margin in SBS, partially offset by a lower gross margin in BSG.

SBS. SBS’s gross profit increased for the three months ended March 31, 2021, as a result of an increase in net sales and a higher gross margin. SBS’s gross margin increased primarily as a result of fewer promotions, partially offset by the write-down of personal-protective equipment inventory.

BSG. BSG’s gross profit increased for the three months ended March 31, 2021, as a result of an increase in net sales, partially offset by a lower gross margin. BSG’s gross margin decreased primarily as a result of the write-down of personal-protective equipment inventory.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses increased primarily as a result of donation expense related to personal-protective equipment inventory and incremental costs from businesses acquired in the past 12 months. These increases were partially offset by a decrease in advertising and field labor expenses. Consolidated selling, general and administrative expenses, as a percentage of net sales, decreased 180 basis points to 42.2% for the three months ended March 31, 2021, due to the increase in sales.

SBS. SBS’s selling, general and administrative expenses decreased $15.6 million, or 6.7%, for the three months ended March 31, 2021. The decrease was driven by lower compensation and compensation-related expenses of $8.4 million and lower advertising expenses of $8.3 million.

BSG. BSG’s selling, general and administrative expenses increased $2.6 million, or 2.6%, for the three months ended March 31, 2021. The increase was driven primarily by an increase in shipping costs of $1.8 million, resulting primarily from increased e-commerce volume, and incremental expenses from recently acquired businesses in the past twelve months. These increases were partially offset by lower compensation and compensation-related expenses of $1.3 million.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $20.8 million, or 40.8%, for the three months ended March 31, 2021, primarily due to higher COVID-19 expense in the current period mainly from the donation expense related to personal-protective equipment inventory of $31.2 million, compared to COVID-19 expense of $14.7 million last year, and higher compensation and compensation-related expenses of $7.9 million as a result of employees furloughed in the prior year.

Restructuring

For the three months ended March 31, 2021, we incurred restructuring charges of $0.6 million primarily in connection with our previously communicated Project Surge and the Transformation Plan. For the three months ended March 31, 2020, we recognized charges of $3.2 million in connection with our previously communicated Project Surge and the Transformation Plan.

Interest Expense

The increase in interest expense is primarily from incremental interest on the senior notes issued in April 2020 of $6.6 million, partially offset by the impact of lower interest rates on our term loan B variable tranche of $1.7 million and the repayment of our term loan B fixed tranche in January 2021 of $3.1 million. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The effective tax rates were 25.8% and 38.2%, for the three months ended March 31, 2021, and 2020, respectively. The higher effective tax rate in the prior year period was primarily driven by the establishment of a valuation allowance for a foreign subsidiary and increased foreign losses, as compared to the current period.

The Six Months Ended March 31, 2021, compared to the Six Months Ended March 31, 2020

Net Sales

Consolidated. Consolidated net sales include a positive impact from changes in foreign currency exchange rates of $11.0 million, or 0.6% of consolidated net sales.

SBS. The increase in net sales for SBS was primarily driven by the following (in thousands):

Same store sales	$6,784
Other (a)	(13,806)
Foreign currency exchange	8,699
Total	$1,677
(a)	Other consists of non-store sales, which include catalog and internet sales of our Sinelco Group subsidiaries.

SBS experienced an increase in average unit prices, resulting from a reduction in promotional activity and consumers selecting higher-priced products. The increase in average unit prices was partially offset by lower unit volume primarily due to the impact of the restrictions in the U.S. and Canada due to the effects of COVID-19 along with fewer company-operated stores. For the six months ended March 31, 2021, various markets globally where impacted by temporary closures of certain customer-facing store operations and reduced capacity.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Same store sales	$11,050
Distributor sales consultants	(11,957)
Other (a)	8,093
Foreign currency exchange	2,256
Total	$9,442
(a)	Other consists of stores outside same store sales, included recently acquired businesses, and sales to our franchisees.

BSG experienced an increase in average unit prices and a higher unit volume. The increase in the average unit price was primarily driven by lower promotional activity. The higher unit volume was primarily due to the impact of the temporary closure of certain customer-facing store operations in the U.S. and Canada due to the effects of COVID-19 in the prior period. For the six months ended March 31, 2021, we experienced additional temporary closures and restricted capacity of certain customer-facing store operations in various markets in the U.S. and Canada, as well as salon closures in parts of California and Canada due to the effects of COVID-19.

Gross Profit

Consolidated. Consolidated gross profit increased for the six months ended March 31, 2021, due to higher net sales in both segments and a higher gross margin in SBS, partially offset by a lower gross margin in BSG.

SBS. SBS’s gross profit increased for the six months ended March 31, 2021, as a result of increased net sales and a higher gross margin. SBS’s gross margin increased primarily as a result of fewer promotions, partially offset by the write-down of personal-protective equipment inventory.

BSG. BSG’s gross profit decreased for the six months ended March 31, 2021, as a result of a lower gross margin, partially offset by increased net sales. BSG’s gross margin decreased primarily as a result of the write-down of personal-protective equipment inventory during our second fiscal quarter, partially offset by fewer promotions.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses decreased primarily as a result of cost saving initiatives in response to COVID-19, including savings associated with lower compensation and compensation-related expenses and advertising expenses, and the suspension or elimination of all non-critical projects and non-essential spend. These decreases were partially offset by donation expense related to personal-protective equipment inventory, increased shipping costs resulting from increased e-commerce volume and incremental costs from businesses acquired in the past 12 months. Consolidated selling, general and administrative expenses, as a percentage of net sales, increased 40 basis points to 40.7% for the six months ended March 31, 2021, due to the increase in sales.

SBS. SBS’s selling, general and administrative expenses decreased $29.7 million, or 6.3%, for the six months ended March 31, 2021. The decrease was driven by lower compensation and compensation-related expenses of $19.2 million and lower advertising expenses of $13.2 million. These decreases were partially offset by an increase in shipping costs of $4.2 million, resulting primarily from increased e-commerce volume.

BSG. BSG’s selling, general and administrative expenses increased $5.5 million, or 2.7%, for the six months ended March 31, 2021. The increase was driven primarily by an increase in shipping costs of $4.7 million, resulting primarily from increased e-commerce volume, and incremental expenses from recently acquired businesses in the past 12 months. These increases were partially offset by lower compensation and compensation-related expenses of $2.5 million.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $20.2 million, or 22.3%, for the six months ended March 31, 2021, primarily due to higher COVID-19 expense in the current period mainly from the donation expense related to personal-protective equipment inventory of $31.2 million, compared to COVID-19 expense of $14.7 million last year, and higher compensation and compensation-related expenses of $10.5 million as a result of employees furloughed in the prior year.

Restructuring

For the six months ended March 31, 2021, we incurred restructuring charges of $0.9 million primarily in connection with the Project Surge and Transformation Plan. For the six months ended March 31, 2020, we recognized charges of $5.7 million in connection with Project Surge and the Transformation Plan.

Interest Expense

The increase in interest expense is primarily from incremental interest on the senior notes issued in April 2020 of $13.1 million, partially offset by the impact of the repayment of our term loan B fixed tranche in January 2021 of $4.0 million and lower interest rates on our term loan B variable tranche of $3.5 million. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The effective tax rates were 26.5% and 29.5%, for the six months ended March 31, 2021, and 2020, respectively. The higher effective tax rate in the prior year period was primarily driven by the establishment of a valuation allowance for a foreign subsidiary and increased foreign losses, as compared to the current period, which cannot be tax benefitted.

Liquidity and Capital Resources

We are highly leveraged and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital, capital expenditures, debt repayment and share repurchases. Working capital (current assets less current liabilities) decreased $278.3 million, to $591.4 million at March 31, 2021, compared to $869.7 million at September 30, 2020, resulting primarily from the reclassification of our 5.50% Senior Notes due 2023 (“2023 Senior Notes”) to current maturities of long-term debt.

At March 31, 2021, cash and cash equivalents were $408.3 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to fund working capital requirements, potential acquisitions, anticipated capital expenditures, including information technology upgrades and store remodels, and debt repayments over the next 12 months. Due to the improving COVID-19 conditions, we have shifted our focus to reducing our debt levels while also being proactive in maintaining our financial flexibility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and opportunistic share repurchases. During the six months ended March 31, 2021, we did not borrow on our ABL facility. As of March 31, 2021, we had $496.9 million available for borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities.

Share Repurchase Programs

During the six months ended March 31, 2021, we did not repurchase any common stock. As of March 31, 2021, we had authorization of approximately $726.1 million of additional potential share repurchases remaining under the 2017 Share Repurchase Program.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2021, increased $55.4 million to $131.6 million, compared to the six months ended March 31, 2020, mainly due to increased net income and the timing of inventory purchases and payments as we restock to new levels of demand.

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2021, decreased $44.6 million to $29.3 million, compared to the six months ended March 31, 2020. This change was primarily a result of our focus on reduced capital expenditures.

Net Cash (Used) Provided by Financing Activities

Net cash used by financing activities during the six months ended March 31, 2021 resulted from the paydown of our term loan B fixed tranche. During the six months ended March 31, 2020, we had a source of cash from financing activities primarily from the borrowings on our ABL and the issuance of senior notes as a response to COVID-19.

Long-Term Debt and Guarantor Financial Information

At March 31, 2021, we had $1,600.0 million in debt, not including capital leases, unamortized debt issuance costs and debt discounts, in the aggregate, of $13.0 million. Our debt consisted of $1,177.4 million of senior notes outstanding and a term loan with an outstanding principal balance of $422.6 million. As of March 31, 2021, there were no outstanding borrowings under our ABL facility.

During the three months ended March 31, 2021, we paid the remaining $213.2 million of aggregate outstanding principal on our term loan B fixed tranche at par.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

See Note 9, Short-term Borrowings and Long-term Debt, and Note 13, Subsequent Event, for more information on our debt.

Guarantor Financial Information

We are providing the following information in compliance with Rule 13-01 of Regulation S-X for guaranteed issued securities that have been registered under such regulation. Currently, our issued securities consist of the 5.625% Senior Notes due 2025 and the 2023 Senior Notes. These debt instruments were issued by our wholly-owned subsidiaries, Sally Holdings LLC and Sally Capital Inc. (the “Issuers”), under a shelf registration statement. See and Note 13, Subsequent Event, for more information on our 2023 Senior Notes.

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

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of March 31, 2021 and September 30, 2020 (in thousands):

	March 31, 2021	September 30, 2020
Inventory	$736,497	$615,092
Intercompany receivable	$72,845	$75,892
Current assets	$1,177,328	$1,166,250
Total assets	$2,272,374	$2,281,896
Current liabilities	$438,933	$325,380
Total liabilities	$2,550,861	$2,657,033

The following table presents the summarized statement of income information for six months ended March 31, 2021 (in thousands):

Net sales	$1,553,633
Gross profit	$787,895
Earnings before provision for income taxes	$114,872
Net earnings	$85,546

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2020, other than the extinguishment of our term loan B fixed tranche, as discussed above.

Off-Balance Sheet Financing Arrangements

At March 31, 2021, and September 30, 2020, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2021, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 6, 2021

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer