Form 10-Q
period 2021-06-30
Sally Beauty Holdings, Inc.
filed 2021-07-29
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2021

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

As of July 23, 2021, there were 113,033,420 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following condensed consolidated balance sheets as of June 30, 2021, and September 30, 2020, the condensed consolidated statements of earnings (loss), condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2021 and 2020, are those of Sally Beauty Holdings, Inc. and its subsidiaries.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	June 30, 2021	September 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$270,317	$514,151
Trade accounts receivable, net	44,660	35,590
Accounts receivable, other	31,779	20,839
Inventory	935,427	814,503
Other current assets	46,928	48,014
Total current assets	1,329,111	1,433,097
Property and equipment, net of accumulated depreciation of $764,875 at June 30, 2021, and $694,709 at September 30, 2020	283,033	315,029
Operating lease assets	540,480	525,634
Goodwill	546,284	540,038
Intangible assets, excluding goodwill, net of accumulated amortization of $37,847 at June 30, 2021, and $63,491 at September 30, 2020	55,651	58,283
Other assets	23,623	23,066
Total assets	$2,778,182	$2,895,147
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$181	$180
Accounts payable	268,868	236,333
Accrued liabilities	213,099	170,665
Current operating lease liabilities	159,094	153,267
Income taxes payable	8,963	2,917
Total current liabilities	650,205	563,362
Long-term debt	1,383,145	1,796,897
Long-term operating lease liabilities	401,706	394,375
Other liabilities	30,008	32,976
Deferred income tax liabilities, net	90,848	92,094
Total liabilities	2,555,912	2,879,704
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 113,033 and 112,824 shares issued and 112,780 and 112,405 shares outstanding at June 30, 2021, and September 30, 2020, respectively	1,128	1,124
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	13,858	1,913
Accumulated earnings	288,818	117,109
Accumulated other comprehensive loss, net of tax	(81,534)	(104,703)
Total stockholders’ equity	222,270	15,443
Total liabilities and stockholders’ equity	$2,778,182	$2,895,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$1,022,387	$705,287	$2,884,737	$2,556,518
Cost of goods sold	507,981	383,441	1,432,378	1,330,067
Gross profit	514,406	321,846	1,452,359	1,226,451
Selling, general and administrative expenses	386,481	314,599	1,143,738	1,075,827
Restructuring	508	5,816	1,371	11,541
Operating earnings	127,417	1,431	307,250	139,083
Interest expense	23,452	27,298	73,313	70,483
Earnings (loss) before provision for income taxes	103,965	(25,867)	233,937	68,600
Provision (benefit) for income taxes	27,759	(2,341)	62,228	25,543
Net earnings (loss)	$76,206	$(23,526)	$171,709	$43,057
Earnings (loss) per share:
Basic	$0.68	$(0.21)	$1.52	$0.38
Diluted	$0.66	$(0.21)	$1.50	$0.37
Weighted-average shares:
Basic	112,739	112,271	112,605	114,413
Diluted	114,927	112,271	114,274	115,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net earnings (loss)	$76,206	$(23,526)	$171,709	$43,057
Other comprehensive income (loss):
Foreign currency translation adjustments	6,617	5,116	23,734	(3,707)
Interest rate caps, net of tax	471	245	646	274
Foreign exchange contracts, net of tax	(191)	(286)	(1,211)	1,552
Other comprehensive income (loss), net of tax	6,897	5,075	23,169	(1,881)
Total comprehensive income (loss)	$83,103	$(18,451)	$194,878	$41,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2020	112,405	$1,124	$1,913	$117,109	$(104,703)	$15,443
Net earnings	—	—	—	57,191	—	57,191
Other comprehensive income	—	—	—	—	23,588	23,588
Share-based compensation	—	—	2,893	—	—	2,893
Stock issued for equity awards	133	1	(250)	—	—	(249)
Balance at December 31, 2020	112,538	$1,125	$4,556	$174,300	$(81,115)	$98,866
Net earnings	—	—	—	38,312	—	38,312
Other comprehensive loss	—	—	—	—	(7,316)	(7,316)
Share-based compensation	—	—	2,648	—	—	2,648
Stock issued for equity awards	141	2	2,321	—	—	2,323
Balance at March 31, 2021	112,679	$1,127	$9,525	$212,612	$(88,431)	$134,833
Net earnings	—	—	—	76,206	—	76,206
Other comprehensive income	—	—	—	—	6,897	6,897
Share-based compensation	—	—	2,617	—	—	2,617
Stock issued for equity awards	101	1	1,716	—	—	1,717
Balance at June 30, 2021	112,780	$1,128	$13,858	$288,818	$(81,534)	$222,270

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Earnings	Loss	(Deficit)
Balance at September 30, 2019	116,725	$1,167	$—	$55,797	$(117,287)	$(60,323)
Cumulative effect of ASC 842 adoption	—	—	—	(445)	—	(445)
Net earnings	—	—	—	53,215	—	53,215
Other comprehensive income	—	—	—	—	14,870	14,870
Repurchases and cancellations of common stock	(766)	(7)	(6,237)	(5,113)	—	(11,357)
Share-based compensation	—	—	3,473	—	—	3,473
Stock issued for equity awards	206	2	2,764	—	—	2,766
Balance at December 31, 2019	116,165	$1,162	$—	$103,454	$(102,417)	$2,199
Net earnings	—	—	—	13,368	—	13,368
Other comprehensive loss	—	—	—	—	(21,826)	(21,826)
Repurchases and cancellations of common stock	(3,936)	(39)	(3,064)	(46,897)	—	(50,000)
Share-based compensation	—	—	3,059	—	—	3,059
Stock issued for equity awards	35	—	5	—	—	5
Balance at March 31, 2020	112,264	$1,123	$—	$69,925	$(124,243)	$(53,195)
Net loss	—	—	—	(23,526)	—	(23,526)
Other comprehensive income	—	—	—	—	5,075	5,075
Share-based compensation	—	—	2,562	—	—	2,562
Stock issued for stock options	16	—	(49)	—	—	(49)
Balance at June 30, 2020	112,280	$1,123	$2,513	$46,399	$(119,168)	$(69,133)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net earnings	$171,709	$43,057
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	78,090	80,829
Share-based compensation expense	8,158	9,094
Amortization of deferred financing costs	3,280	2,965
Loss (gain) on early extinguishment of debt	2,449	(357)
Loss on disposal of equipment and other property	1,638	2,910
Deferred income taxes	(998)	600
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(8,612)	495
Accounts receivable, other	(10,363)	45,888
Inventory	(108,317)	134,824
Other current assets	(931)	(15,840)
Other assets	1,578	(691)
Operating leases, net	(1,595)	—
Accounts payable and accrued liabilities	78,250	(35,572)
Income taxes payable	6,372	(7,154)
Other liabilities	(2,980)	13,336
Net cash provided by operating activities	217,728	274,384
Cash Flows from Investing Activities:
Payments for property and equipment, net of proceeds	(44,888)	(89,702)
Acquisitions, net of cash acquired	(2,351)	(1,944)
Net cash used by investing activities	(47,239)	(91,646)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,087,504
Repayments of long-term debt	(418,986)	(437,391)
Debt issuance costs	(1,300)	(6,257)
Payments for common stock repurchased	—	(61,357)
Proceeds from equity awards	3,790	2,722
Net cash (used) provided by financing activities	(416,496)	585,221
Effect of foreign exchange rate changes on cash and cash equivalents	2,173	(643)
Net (decrease) increase in cash and cash equivalents	(243,834)	767,316
Cash and cash equivalents, beginning of period	514,151	71,495
Cash and cash equivalents, end of period	$270,317	$838,811
Supplemental Cash Flow Information:
Interest paid	$86,293	$74,046
Income taxes paid	$53,764	$45,292
Capital expenditures incurred but not paid	$2,098	$4,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures included herein are adequate to make the information not misleading. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of June 30, 2021 and September 30, 2020, and our consolidated results of operations, consolidated comprehensive income, and consolidated statements of stockholders’ equity for the three and nine months ended June 30, 2021 and 2020, our consolidated cash flows for the nine months ended June 30, 2021 and 2020.

Our operating results for the three and nine months ended June 30, 2021, may not be indicative of the results that may be expected for the full fiscal year ending September 30, 2021, in particular as a result of the uncertainty around the continuing effects of the COVID-19 pandemic on future periods. Due to the uncertainty over the duration and severity of the economic and operational impacts of COVID-19, the adverse impact of the pandemic may continue further into our fiscal year 2021 and possibly beyond, and it may be material.

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

Changes to our contract liabilities for the period were as follows (in thousands):

September 30, 2020	$13,947
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	11,950
Revenue recognized from beginning liability	(9,391)
June 30, 2021	$16,506

See Note 11, Business Segments, for additional information regarding the disaggregation of our sales revenue.

5.   Fair Value Measurements

Fair value on recurring basis

Consistent with the three-level hierarchy defined in ASC Topic 820, Fair Value Measurement, as amended, we categorize our financial assets and liabilities as follows (in thousands):

	Classification	Fair Value Hierarchy Level	June 30, 2021	September 30, 2020
Financial Assets:
Cash equivalents	Cash and cash equivalents	Level 1	$—	$194,612
Foreign exchange contracts	Other current assets	Level 2	1	—
Interest rate caps	Other assets	Level 2	54	27
Total assets			$55	$194,639
.
Financial Liabilities:
Foreign exchange contracts	Accrued liabilities	Level 2	$535	$—

Other fair value disclosures

		June 30, 2021		September 30, 2020
	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding capital leases
Senior notes	Level 1	$979,961	$1,029,810	$1,177,380	$1,217,707
Term loan B	Level 2	414,375	413,339	635,788	619,397
Total long-term debt		$1,394,336	$1,443,149	$1,813,168	$1,837,104

The table above excludes amounts, if any, related to our ABL facility as the balance approximates fair value due to the short-term nature of our borrowings.

6.   Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock, subject to certain limitations governed by our debt agreements, over an approximate four-year period expiring on September 30, 2021. See Note 13, Subsequent Event, for more information on our share repurchase program.

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Number of shares repurchased	—	—	—	4,702
Total cost of share repurchased	$—	$—	$—	$61,357

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2020	$(102,111)	$(3,003)	$411	$(104,703)
Other comprehensive income (loss) before reclassification, net of tax	23,734	(196)	(1,072)	22,466
Reclassification to net earnings, net of tax	—	842	(139)	703
Balance at June 30, 2021	$(78,377)	$(2,357)	$(800)	$(81,534)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.

7.   Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Weighted-average basic shares	112,739	112,271	112,605	114,413
Dilutive securities:
Stock option and stock award programs	2,188	—	1,669	957
Weighted-average diluted shares	114,927	112,271	114,274	115,370

Anti-dilutive options excluded from our computation of diluted shares	2,188	4,976	1,670	4,887
Potentially dilutive stock option and stock award programs excluded from our computation of diluted shares	—	941	—	—

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

For the three months ended June 30, 2021 and 2020, amortization expense related to other intangible assets was $1.6 million and $2.2 million, respectively, and for the nine months ended June 30, 2021 and 2020, amortization expense was $5.0 million and $6.8 million, respectively.

Additionally during the nine months ended June 30, 2021, the increase in goodwill was primarily from the effects of foreign currency exchange rates of $6.1 million.

9.   Short-term Borrowings and Long-term Debt

At June 30, 2021, there were no outstanding borrowings under our ABL facility and we had $481.7 million available for borrowing, thereunder, including our Canadian sub-facility, subject to the conditions contained therein. During the three months ended June 30, 2021, we entered into a third amendment to our ABL facility which extended the maturity to May 11, 2026. In connection with the amendment, we incurred $1.3 million in debt issuance costs that will be amortized over the life of the ABL facility.

During the three months ended March 31, 2021, we paid the remaining $213.2 million of aggregate outstanding principal on our term loan B fixed tranche at par, excluding accrued interest. In connection with the debt repayment, we recognized a $1.4 million loss on the extinguishment of debt from the write-off of unamortized deferred financing costs.

On April 1, 2021, we called the entire outstanding balance of $197.4 million of our 5.50% senior notes due 2023 at par plus a premium. In connection with the repayment, we recognized losses on extinguishment of debt in the aggregate amount of $2.8 million, which included a $1.8 million call premium and the write-off of $1.0 million in unamortized deferred financing costs.

On June 30, 2021, we elected to repay $8.3 million of aggregate outstanding principal on our term loan B variable tranche. This optional prepayment did not have any early prepayment penalties. In connection with the prepayment, we recognized a loss on extinguishment of debt of $0.1 million from the write-off of unamortized deferred financing costs. As of June 30, 2021, we still have $414.4 million remaining on our term loan B variable tranche.

Covenants

The agreements governing our ABL facility, term loan B and the senior notes contain a customary covenant package that places restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters with customary events of default, including customary cross-default and/or cross-acceleration provisions. As of June 30, 2021, we were in compliance with all debt covenants, and all the net assets of our consolidated subsidiaries were unrestricted from transfer.

10.    Derivative Instruments and Hedging Activities

During the nine months ended June 30, 2021, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 5, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on inventory purchases in U.S. dollars by our foreign subsidiaries. At June 30, 2021, the notional amount we held through these forwards, based upon exchange rates at June 30, 2021, was as follows (in thousands):

Notional Currency	Notional Amount
Euro	$4,558
Mexican Peso	3,698
Canadian Dollar	1,393
Total	$9,649

We record quarterly, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold based on inventory turns. For the three and nine months ended June 30, 2021, we recognized a loss of $0.3 million and a gain of $0.1 million, respectively, into cost of goods sold on our condensed consolidated statements of earnings. Based on June 30, 2021 valuations and exchange rates, we expect to reclassify losses of approximately $1.0 million into cost of goods sold over the next 12 months.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our term loan B. The interest rate caps are comprised of individual caplets that expire ratably through June 30, 2023, and are designated as cash flow hedges. Accordingly, changes in fair value of the interest rate caps are recorded quarterly, net of income tax, and are included in AOCL. Over the next 12 months, we expect to reclassify approximately $1.6 million into interest expense, which represents the original value of the expiring caplets.

The effects of our interest rate caps on our condensed consolidated statements of earnings were not material for the three and nine months ended June 30, 2021.

11.   Business Segments

Segment data for the three and nine months ended June 30, 2021 and 2020, is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Sally Beauty Supply ("SBS")	$602,681	$415,468	$1,693,015	$1,504,125
Beauty Systems Group ("BSG")	419,706	289,819	1,191,722	1,052,393
Total	$1,022,387	$705,287	$2,884,737	$2,556,518
Earnings (loss) before provision for income taxes:
Segment operating earnings:
SBS	$116,784	$3,087	$311,975	$133,684
BSG	55,265	40,084	151,680	143,557
Segment operating earnings	172,049	43,171	463,655	277,241
Unallocated expenses	44,124	35,924	155,034	126,617
Restructuring	508	5,816	1,371	11,541
Consolidated operating earnings	127,417	1,431	307,250	139,083
Interest expense	23,452	27,298	73,313	70,483
Earnings (loss) before provision for income taxes	$103,965	$(25,867)	$233,937	$68,600

Sales between segments, which are eliminated in consolidation, were not material during the three and nine months ended June 30, 2021 and 2020.

Disaggregation of net sales by segment

	Three Months Ended June 30,		Nine Months Ended June 30,
SBS	2021	2020	2021	2020
Hair color	35.6%	36.6%	35.3%	33.8%
Hair care	18.9%	16.3%	18.8%	19.0%
Skin and nail care	14.6%	13.3%	12.2%	13.8%
Styling tools	11.6%	13.6%	14.3%	13.0%
Salon supplies and accessories	7.6%	9.1%	7.7%	7.5%
Textured hair products	5.8%	4.7%	5.9%	5.1%
Other beauty items	5.9%	6.4%	5.8%	7.8%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2021	2020	2021	2020
Hair color	45.1%	42.2%	43.2%	39.7%
Hair care	36.6%	32.5%	36.5%	34.2%
Skin and nail care	6.8%	8.2%	7.3%	8.2%
Styling tools	6.3%	6.2%	6.5%	6.4%
Other beauty items	2.6%	7.0%	2.5%	3.9%
Promotional items	2.6%	3.9%	4.0%	7.6%
Total	100.0%	100.0%	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended June 30,		Nine Months Ended June 30,
SBS	2021	2020	2021	2020
Company-operated stores	94.2%	79.1%	93.7%	90.9%
E-commerce	5.7%	20.8%	6.2%	8.9%
Franchise stores	0.1%	0.1%	0.1%	0.2%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2021	2020	2021	2020
Company-operated stores	69.2%	63.9%	69.7%	68.2%
Distributor sales consultants	14.1%	10.8%	14.0%	15.5%
E-commerce	8.8%	17.4%	8.8%	8.9%
Franchise stores	7.9%	7.9%	7.5%	7.4%
Total	100.0%	100.0%	100.0%	100.0%

12.   Income Tax

For the three months ended June 30, 2021 and 2020, our effective tax rates were 26.7% and 9.1%, respectively. The effective tax rate for the third quarter of the prior year was negatively impacted by foreign losses for which a tax benefit could not be recognized. For the nine months ended June 30, 2021 and 2020, our effective tax rates were 26.6% and 37.2%, respectively. The decrease in the effective tax rate was primarily due to greater losses in the prior year from foreign subsidiaries for which a tax benefit could not be recognized and the establishment of a valuation allowance in a foreign subsidiary in the prior year.

Refer to the following rate reconciliation for more details relating to the period over period differences in the effective tax rate:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.2	2.9	3.3	3.9
Effect of foreign operations	1.1	4.6	0.9	(0.5)
Foreign valuation allowances (1)	0.5	(13.0)	0.3	10.2
Deemed repatriation tax (1)	—	(1.1)	—	0.4
Other, net (1)	0.9	(5.3)	1.1	2.2
Effective tax rate	26.7%	9.1%	26.6%	37.2%
(1)

For the three months ended June 30, 2020, the impact of these and certain other tax impacting items is opposite the customary relationship due to the loss before the provision for income taxes that was incurred. A lower effective tax rate is not beneficial in situations where a pre-tax book loss has been incurred.

13.   Subsequent Event

In 2017 the Board of Directors approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock through September 30, 2021. On July 22, 2021, the Board approved a term extension of the share repurchase program for the four-year period ending September 30, 2025. Under the extension we are authorized to purchase our common stock up to the amount remaining under the Board’s 2017 authorization, which is currently $726.1 million.

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

Highlights for the Three Months Ended June 30, 2021

•	Consolidated net sales for the three months ended June 30, 2021, increased $317.1 million, or 45.0%, to $1,022.4 million, compared to the three months ended June 30, 2020;
•	Consolidated same store sales increased 44.7% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020;
•

Consolidated gross profit for the three months ended June 30, 2021, increased $192.6 million, or 59.8%, to $514.4 million, compared to the three months ended June 30, 2020. Gross margin increased 470 basis points to 50.3% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020;

•

Consolidated operating earnings for the three months ended June 30, 2021, increased $126.0 million, or 8,804.1%, to $127.4 million, compared to the three months ended June 30, 2020. Operating margin increased 1,230 basis points to 12.5% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020;

•	For the three months ended June 30, 2021, we had consolidated net earnings of $76.2 million compared to consolidated net loss of $23.5 million for the three months ended June 30, 2020;
•	For the three months ended June 30, 2021, we had diluted earnings per share of $0.66, compared to diluted loss per share of $0.21 for the three months ended June 30, 2020; and
•	Cash provided by operations was $86.2 million for the three months ended June 30, 2021, compared to $198.3 million for the three months ended June 30, 2020.

Impact of COVID-19 on Our Business and Business Strategy Update

COVID-19 restrictions on our global store operations continued to ease in the current quarter. However, due to the continued uncertainty over the duration and severity of the economic and operational impacts of COVID-19, the adverse impact of the pandemic may continue further into our fiscal year 2021 and possibly beyond, and it may be material.

Furthermore, we continue to make progress against our key business initiatives, which includes leveraging and optimizing our elevated digital capabilities, growing our customer engagement and loyalty, and implementing the final steps in our successful transformation journey, which remains on track to be substantially completed by the end of the year.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021	2020	Increase (Decrease)		2021	2020	Increase (Decrease)
Net sales:
SBS	$602,681	$415,468	$187,213	45.1%	$1,693,015	$1,504,125	$188,890	12.6%
BSG	419,706	289,819	129,887	44.8%	1,191,722	1,052,393	139,329	13.2%
Consolidated	$1,022,387	$705,287	$317,100	45.0%	$2,884,737	$2,556,518	$328,219	12.8%

Gross profit:
SBS	$349,167	$202,460	$146,707	72.5%	$982,139	$800,517	$181,622	22.7%
BSG	165,239	119,386	45,853	38.4%	470,220	425,934	44,286	10.4%
Consolidated	$514,406	$321,846	$192,560	59.8%	$1,452,359	$1,226,451	$225,908	18.4%

Segment gross margin:
SBS	57.9%	48.7%	920	bps	58.0%	53.2%	480	bps
BSG	39.4%	41.2%	(180)	bps	39.5%	40.5%	(100)	bps
Consolidated	50.3%	45.6%	470	bps	50.3%	48.0%	230	bps

Net earnings (loss):
Segment operating earnings:
SBS	$116,784	$3,087	$113,697	3683.1%	$311,975	$133,684	$178,291	133.4%
BSG	55,265	40,084	15,181	37.9%	151,680	143,557	8,123	5.7%
Segment operating earnings	172,049	43,171	128,878	298.5%	463,655	277,241	186,414	67.2%
Unallocated expenses and restructuring (a)	44,632	41,740	2,892	6.9%	156,405	138,158	18,247	13.2%
Consolidated operating earnings	127,417	1,431	125,986	8804.1%	307,250	139,083	168,167	120.9%
Interest expense	23,452	27,298	(3,846)	(14.1)%	73,313	70,483	2,830	4.0%
Earnings (loss) before provision for income taxes	103,965	(25,867)	129,832	(501.9)%	233,937	68,600	165,337	241.0%
Provision (benefit) for income taxes	27,759	(2,341)	30,100	(1285.8)%	62,228	25,543	36,685	143.6%
Net earnings (loss)	$76,206	$(23,526)	$99,732	(423.9)%	$171,709	$43,057	$128,652	298.8%
	.
Number of stores at end-of-period (including franchises):
SBS					3,611	3,691	(80)	(2.2)%
BSG					1,367	1,371	(4)	(0.3)%
Consolidated					4,978	5,062	(84)	(1.7)%
Same store sales growth (decline) (b):
SBS	43.3%	(25.9)%	6,920	bps	12.6%	(11.3)%	2,390	bps
BSG	47.8%	(27.9)%	7,570	bps	14.5%	(11.2)%	2,570	bps
Consolidated	44.7%	(26.6)%	7,130	bps	13.2%	(11.3)%	2,450	bps

(a)	Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings.
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

Results of Operations

The Three Months Ended June 30, 2021, compared to the Three Months Ended June 30, 2020

Net Sales

Consolidated. Consolidated net sales include a positive impact from changes in foreign currency exchange rates of $18.7 million, or 2.6% of consolidated net sales.

SBS. The increase in net sales for SBS was primarily driven by the following (in thousands):

Same store sales	$173,984
Other (a)	(1,986)
Foreign currency exchange	15,215
Total	$187,213
(a)	Other consists of stores outside same store sales and non-store sales, including catalog and internet sales of our Sinelco Group subsidiaries.

SBS experienced higher unit volume primarily due to the reopening of all of our customer-facing store operations in the U.S. and Canada, improving consumer confidence in the U.S. and the easing of COVID-19 restrictions across international territories. For the three months ended June 30, 2021, there was minimal impact from temporary closures of certain customer-facing store operations as a result of COVID-19. Additionally, SBS experienced an increase in average unit prices, resulting from a change in product mix to higher-priced products.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Same store sales	$91,644
Distributor sales consultants	16,230
Sales to franchisees	10,133
Other (a)	8,419
Foreign currency exchange	3,461
Total	$129,887
(a)	Other consists of stores outside same store sales, included recently acquired businesses.

BSG experienced higher unit volume primarily due to reopening of all of our customer-facing store operations in the U.S. and Canada and higher operating capacities in salons from the easing of COVID-19 restrictions. This was partially offset by a decrease in average unit price primarily due to increased promotions and customer discounts.

Gross Profit

Consolidated. Consolidated gross profit increased for the three months ended June 30, 2021, due to higher net sales in both segments and a higher gross margin in SBS, partially offset by a lower gross margin in BSG.

SBS. SBS’s gross profit increased for the three months ended June 30, 2021, as a result of an increase in net sales and a higher gross margin. SBS’s gross margin increased primarily as a result of the impact of the prior year’s non-cash inventory write down and inventory clearance efforts, partially offset by higher sales volume from the lower margin European operations as a percentage of total segment sales compared to the prior year.

BSG. BSG’s gross profit increased for the three months ended June 30, 2021, as a result of an increase in net sales, partially offset by a lower gross margin. BSG’s gross margin decreased primarily as a result of higher sales volume from large volume/lower margin full service customers that rebounded from the COVID-19 impact in the prior year.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses increased primarily as a result of higher compensation and compensation-related expenses, rent expense and advertising expenses. These increases were driven by the impact of COVID-19 in the prior year. Consolidated selling, general and administrative expenses, as a percentage of net sales, decreased 680 basis points to 37.8% for the three months ended June 30, 2021, due to the increase in sales.

SBS. SBS’s selling, general and administrative expenses increased $33.0 million, or 16.6%, for the three months ended June 30, 2021. The increase was driven primarily by higher compensation and compensation-related expenses of $49.7 million, resulting from furloughs due to COVID-19 in the prior year. Additionally, rent expense increased $6.9 million, due to rent abatements in the prior year. These expenses were partially offset by lower delivery expense of $21.5 million due to lower e-commerce volume compared to the three months ended June 30, 2020.

BSG. BSG’s selling, general and administrative expenses increased $30.7 million, or 38.7%, for the three months ended June 30, 2021. The increase was driven primarily by higher compensation and compensation-related expenses of $23.3 million, resulting from furloughs due to COVID-19 in the prior year. Additionally, rent expense increased $3.9 million, due to rent abatements in the prior year, and advertising expenses increased $1.7 million.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $8.2 million, or 22.8%, for the three months ended June 30, 2021, primarily due to higher compensation and compensation-related expenses of $14.9 million as a result of employees furloughed in the prior year. This increase was partially offset by lower COVID-19 expense in the current period.

Restructuring

For the three months ended June 30, 2021, restructuring charges in connection with our previously communicated Project Surge and the Transformation Plan decreased $5.3 million to $0.5 million as we have substantially completed these restructuring plans.

Interest Expense

The decrease in interest expense is primarily due to the lower outstanding debt principal for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. We recognized lower interest expense as a result of the repayments of our term loan B fixed tranche of $3.0 million and senior notes due 2023 of $2.7 million. Additionally, the lower outstanding principal balance on our ABL facility resulted in lower interest expense of $2.6 million. These decreases were partially offset by debt extinguishment costs of $2.9 million and incremental interest on the senior notes issued in April 2020 of $1.7 million. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The effective tax rates were 26.7% and 9.1%, for the three months ended June 30, 2021, and 2020, respectively. The effective tax rate for the three months ended June 30, 2020 was negatively impacted by foreign losses which cannot be tax benefitted. For the three months ended June 30, 2020, the impact of these and certain other tax impacting items is opposite the customary relationship due to the loss before the provision for income taxes that was incurred. A lower effective tax rate is not beneficial in situations where a pre-tax book loss has been incurred. See Note 12, Income Tax, for more information on our effective tax rate.

The Nine Months Ended June 30, 2021, compared to the Nine Months Ended June 30, 2020

Net Sales

Consolidated. Consolidated net sales include a positive impact from changes in foreign currency exchange rates of $29.6 million, or 1.2% of consolidated net sales.

SBS. The increase in net sales for SBS was primarily driven by the following (in thousands):

Same store sales	$180,779
Other (a)	(15,803)
Foreign currency exchange	23,914
Total	$188,890
(a)	Other consists of stores outside same store sales, which were negatively impacted by net store closures, and non-store sales, including catalog and internet sales of our Sinelco Group subsidiaries.

SBS experienced an increase in average unit prices as a result of a reduction in promotional activity and increased sales of higher-priced products. Additionally, SBS experienced higher unit volume primarily due to the reopening of all of our customer-facing store operations in the U.S. and Canada, improving consumer confidence in the U.S. and the easing of COVID-19 restrictions across international territories.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Same store sales	$102,694
Sales to franchisees	11,094
Distributor sales consultants	6,372
Other (a)	13,452
Foreign currency exchange	5,717
Total	$139,329
(a)	Other consists of stores outside same store sales, included recently acquired businesses.

BSG experienced higher unit volume and an increase in average unit prices. The higher unit volume was primarily due to the impact of reopening of customer-facing store operations in the U.S. and Canada. For the nine months ended June 30, 2021, we experienced additional temporary closures and restricted capacity of certain customer-facing store operations in various markets in the U.S. and Canada, as well as salon closures in parts of California and Canada due to the effects of COVID-19 during the fiscal year. The increase in the average unit price was primarily driven by lower promotional activity.

Gross Profit

Consolidated. Consolidated gross profit increased for the nine months ended June 30, 2021, due to higher net sales in both segments and a higher gross margin in SBS, partially offset by a lower gross margin in BSG.

SBS. SBS’s gross profit increased for the nine months ended June 30, 2021, as a result of increased net sales and a higher gross margin. SBS’s gross margin increased primarily as a result of fewer promotions, partially offset by the write-down of personal-protective equipment inventory.

BSG. BSG’s gross profit decreased for the nine months ended June 30, 2021, as a result of a lower gross margin, partially offset by increased net sales. BSG’s gross margin decreased primarily as a result of the write-down of personal-protective equipment inventory, partially offset by fewer promotions.

Selling, General and Administrative Expenses

Consolidated. Consolidated selling, general and administrative expenses increased primarily as a result of the impact of prior year cost saving initiatives in response to COVID-19, including furloughs and the suspension or elimination of all non-critical projects and non-essential spend. Additionally, the increase was due to higher COVID-19 expenses, primarily from donation expense related to personal-protective equipment inventory, rent expense and incremental costs from businesses acquired in the past 12 months. Consolidated selling, general and administrative expenses, as a percentage of net sales, decreased 250 basis points to 39.6% for the nine months ended June 30, 2021, due to the increase in sales.

SBS. SBS’s selling, general and administrative expenses increased $3.3 million, or 0.5%, for the nine months ended June 30, 2021. The increase was driven primarily by higher compensation and compensation-related expenses of $33.5 million, resulting from furloughs due to COVID-19 in the prior year. The increase was partially offset by lower delivery expense of $17.3 million due to lower e-commerce volume compared to the nine months ended June 30, 2020, advertising expenses of $7.0 million and incremental store expense for personal protective equipment in the prior year.

BSG. BSG’s selling, general and administrative expenses increased $36.2 million, or 12.8%, for the nine months ended June 30, 2021. The increase was driven primarily by higher compensation and compensation-related expenses of $20.5 million, resulting from furloughs due to COVID-19 in the prior year. Additionally, the increase was due to higher rent expense of $5.6 million, primarily due to rent abatements in the prior year, shipping costs and incremental costs from businesses acquired in the past 12 months.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $28.4 million, or 22.4%, for the nine months ended June 30, 2021, primarily due to higher compensation and compensation-related expenses of $24.9 million as a result of employees furloughed in the prior year, and higher COVID-19 expense in the current period primarily from donation expense related to personal-protective equipment inventory of $29.8 million, compared to COVID-19 expense of $23.4 million in the prior year.

Restructuring

For the nine months ended June 30, 2021, restructuring charges in connection with our previously communicated Project Surge and the Transformation Plan decreased $10.2 million to $1.4 million as we have substantially completed these restructuring plans.

Interest Expense

The increase in interest expense is primarily due to incremental interest on the senior notes issued in April 2020 of $14.8 million and debt extinguishment costs of $4.5 million, partially offset by the impact of the repayments of our term loan B fixed tranche in January 2021 of $7.0 million and the senior notes due 2023 in April 2021 of $2.7 million. Additionally, the lower outstanding principal balance on our ABL facility resulted in lower interest expense of $3.3 million and the lower interest rates on our term loan B variable tranche of $4.0 million. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The effective tax rates were 26.6% and 37.2%, for the nine months ended June 30, 2021, and 2020, respectively. The decrease in the effective tax rate was primarily due to greater losses in the prior year from foreign subsidiaries for which a tax benefit could not be recognized and the establishment of a valuation allowance in a foreign subsidiary in the prior year. See Note 12, Income Tax, for more information on our effective tax rate.

Liquidity and Capital Resources

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our outstanding indebtedness and from funding the costs of our operations, working capital, capital expenditures, debt repayment and share repurchases. Working capital (current assets less current liabilities) decreased $190.8 million, to $678.9 million at June 30, 2021, compared to $869.7 million at September 30, 2020, resulting primarily from a decrease in cash and cash equivalents from the repayments of outstanding long-term debt and increased inventory as a result of improving COVID-19 conditions.

At June 30, 2021, cash and cash equivalents were $270.3 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under our ABL facility will be sufficient to fund working capital requirements, potential acquisitions, anticipated capital expenditures, including information technology upgrades and store remodels, and debt repayments over the next 12 months. Due to the improving COVID-19 conditions, we have shifted our focus to reducing our debt levels while also being proactive in maintaining our financial flexibility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and opportunistic share repurchases. During the nine months ended June 30, 2021, we did not borrow under our ABL facility. As of June 30, 2021, we had $481.7 million available for borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities. During the three months ended June 30, 2021, we entered into a third amendment to our ABL facility which extended the maturity date to May 11, 2026.

Share Repurchase Programs

During the nine months ended June 30, 2021, we did not repurchase any common stock. As of June 30, 2021, we had authorization of approximately $726.1 million of additional potential share repurchases remaining under the 2017 Share Repurchase Program. See Note 13, Subsequent Event, for additional information on our share repurchase program.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2021, decreased $56.7 million to $217.7 million, compared to the nine months ended June 30, 2020, mainly due to increases in vendor receivables and inventory, partially offset by increased net income and higher accounts payable. The increase in inventory and accounts payable was driven by the timing of inventory purchases and payments as we restock to new levels of demand. Additionally, the increase in vendor receivables was driven by higher sales in the three months ended June 30, 2021.

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2021, decreased $44.4 million to $47.2 million, compared to the nine months ended June 30, 2020. This change was primarily a result of our focus on reduced capital expenditures.

Net Cash (Used) Provided by Financing Activities

Net cash used by financing activities during the nine months ended June 30, 2021 resulted primarily from the repayments on our term loan B fixed tranche, the senior notes due 2023 and term loan B variable tranche. During the nine months ended June 30, 2020, we had a source of cash from financing activities primarily from the borrowings on our ABL and the issuance of senior notes as a response to COVID-19, partially offset by share repurchases.

Long-Term Debt and Guarantor Financial Information

At June 30, 2021, we had $1,394.3 million in debt, not including capital leases, unamortized debt issuance costs and debt discounts, in the aggregate, of $11.7 million. Our debt consisted of $980.0 million of senior notes outstanding and a term loan with an outstanding principal balance of $414.4 million. As of June 30, 2021, there were no outstanding borrowings under our ABL facility.

During the fiscal year, we paid the remaining $213.2 million of aggregate outstanding principal on our term loan B fixed tranche, the $197.4 million outstanding on our senior notes due 2023 and $8.3 million on our term loan B variable tranche.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

See Note 9, Short-term Borrowings and Long-term Debt, for more information on our debt.

Guarantor Financial Information

We are providing the following information in compliance with Rule 13-01 of Regulation S-X for guaranteed issued securities that have been registered under such regulation. Currently, our issued securities consist of the 5.625% Senior Notes due 2025. This debt instrument was issued by our wholly-owned subsidiaries, Sally Holdings LLC and Sally Capital Inc. (the “Issuers”), under a shelf registration statement.

The notes are unsecured debt instruments guaranteed by us and certain of our wholly-owned domestic subsidiaries (together, the “Guarantors”) and have certain restrictions on the ability to pay restrictive payments to Sally Beauty. The guarantees are joint and several, and full and unconditional. Certain other subsidiaries, including our foreign subsidiaries, do not serve as guarantors.

The following summarized consolidating financial information represents financial information for the Issuers and the Guarantors on a combined basis. All transactions and intercompany balances between these combined entities has been eliminated.

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of June 30, 2021 and September 30, 2020 (in thousands):

	June 30, 2021	September 30, 2020
Inventory	$711,847	$615,092
Intercompany receivable	$80,114	$75,892
Current assets	$995,974	$1,166,250
Total assets	$2,101,376	$2,281,896
Current liabilities	$384,423	$325,380
Total liabilities	$2,311,335	$2,657,033

The following table presents the summarized statement of income information for nine months ended June 30, 2021 (in thousands):

Net sales	$2,391,586
Gross profit	$1,212,180
Earnings before provision for income taxes	$201,462
Net Earnings	$149,269

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2020, other than the extinguishment of our term loan B fixed tranche, as discussed above.

Off-Balance Sheet Financing Arrangements

At June 30, 2021, and September 30, 2020, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2021, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The District Attorney’s office for the County of San Joaquin together with District Attorneys for other counties in California (together, the “District Attorneys”), recently concluded an investigation regarding our hazardous waste handling and disposal practices in California. On May 26, 2021, we and the District Attorneys agreed on a stipulated judgment of approximately $1.6 million in civil penalties to resolve the matter in California state court. We also agreed to spend $25,000 on a supplemental environment project and reimburse approximately $0.3 million in costs. The resolution of this matter did not have a material impact to our operations.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in Inline XBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: July 29, 2021

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer