Form 10-K
period 2021-09-30
Sally Beauty Holdings, Inc.
filed 2021-11-22
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2021

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

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2021, was approximately $2,273,796,000. At November 12, 2021, there were 113,046,139 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

ii

PART I

ITEM 1. BUSINESS

Our Company

Sally Beauty Holdings, Inc. is an international specialty retailer and distributor of professional beauty supplies with operations in North America, South America and Europe. We are one of the largest distributors of professional beauty supplies in the U.S. based on store count. At September 30, 2021, we operated two business segments, Sally Beauty Supply (“SBS”) and Beauty Systems Group (“BSG”), with 4,777 company-operated stores, 134 franchised stores and several e-commerce platforms. Within BSG, we also have one of the largest networks of distributor sales consultants (“DSCs”) for professional beauty products in North America, with 719 sales consultants who sell directly to salons and salon professionals. SBS targets retail consumers, salons and salon professionals, while BSG exclusively targets salons and salon professionals.

We provide our customers with a wide variety of leading third-party branded and owned-brand professional beauty supplies, including hair color and care products, styling tools, skin and nail care products and other beauty items. For each of the fiscal years ended September 30, 2021, 2020 and 2019, over 80% of our consolidated net sales were from customers located in the U.S.

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

Our focus and experiences with hair color include a strong emphasis on our sales force. We believe our approach to recruiting, training, and compensation results in a highly knowledgeable, engaged and effective sales force. Also, as the partner of choice for established brands, as well as product innovators, we offer our customers a broad strategic product assortment.

Our stores are conveniently located and offer a wide selection of competitively priced beauty products, beauty solutions and expertise delivered by our knowledgeable sales associates. We also continue to expand our selection of textured hair products, including over 50 Black-founded brands, and offer innovation in the nails category that we believe further differentiates us from our competitors.

On the professional side of our business, we believe that our DSCs distinguish us from other full-service/exclusive-channel distributors by providing us with a better understanding of our professional customers’ needs. In addition to placing orders through our DSCs, our customers have the ability to order through our websites (www.cosmoprofbeauty.com and www.cosmoprofequipment.com and the CosmoProf mobile commerce-based app) and pick up the products they need between visits from our DSCs by visiting a nearby BSG store. We believe that our differentiated customer value proposition and strong brands drive customer loyalty.

We continue to invest in initiatives that support our omni-channel strategies. Our goal is to deliver an easy, reliable shopping experience and deliver best-in-class customer service online and in stores. In connection with these investments, we have robust omni-channel fulfillment capabilities such as parcel delivery, 2-hour rapid delivery, and buy online/pick up in-store (“BOPIS”). Additionally, we have recently relaunched mobile-optimized e-commerce websites and mobile apps.

Professional Beauty Supply Industry Distribution Channels

The professional beauty supply industry serves end-users through four distribution channels:

Open-Line

This channel serves retail consumers and salon professionals through retail stores and e-commerce platforms. This channel is served by a large number of localized retailers and distributors, with only a few having a regional or national presence and significant channel share. We believe that SBS, with its nationwide network of retail stores, is the largest open-line distributor in the U.S. Our extensive store network allows us to service our customers when and where they want to shop with our in-store experience and omni service capabilities, including last-mile delivery. In addition, SBS’s websites (including www.sallybeauty.com) and other e-commerce platforms, including our new SBS mobile commerce-based app, provide retail consumers and salon professionals access to product offerings and information beyond our retail stores.

Full-Service/Exclusive

This channel exclusively serves salons and salon professionals and distributes “professional-only” and other products for use in salons and for resale to consumers in salons. Many brands are distributed through exclusive arrangements with suppliers by geographic territory. BSG is one of the leading full-service distributors in the U.S. and Canada, with its network of professional-only stores and DSCs. In addition, BSG offers its products for sale to salons and salon professionals through e-commerce platforms (including www.cosmoprofbeauty.com, www.cosmoprofequipment.com and the CosmoProf mobile commerce-based app).

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

Rapidly evolving consumer trends. Our industry is characterized by continuously changing fashion-related trends that drive new styles, including hair and nail styles, and continuing demand for beauty products. In addition, we expect millennials and the aging baby-boomer population in the U.S. to continue to drive sales growth in certain professional beauty product categories, including through an increase in the usage of hair color and care products. Our focus on hair color as a form of self-expression resonates with the Gen Z shoppers as their individualism is expressed through their hair journey.

We know convenience is important to customers and shopping patterns have changed post-COVID. We have made significant investments in projects to “meet them where they are”, including new capabilities and tools on our mobile-native websites and mobile apps. In addition, we continue to optimize our delivery modalities (curbside and in-store pickup, 2-hour/rapid delivery, as well as traditional delivery methods).

Increasing use of owned and exclusive-label brand products. We offer an extensive range of owned and exclusive-label brand professional beauty products. Our lines of owned and exclusive-label brand products have matured and become better known in our retail stores and e-commerce platforms, continuing to represent and ever increasing percentage of our overall sales.

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

Neither the sales nor the product assortment for SBS or BSG are generally seasonal in nature.

The following table sets forth the percentage of our sales attributable to each of our major sales channels:

	SBS			BSG
	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2021	2020	2019	2021	2020	2019
Company-operated stores	94.1%	91.8%	96.9%	69.1%	68.9%	69.4%
E-commerce	5.9%	8.0%	2.8%	9.2%	8.7%	4.8%
Franchise stores	—	0.2%	0.3%	7.5%	7.1%	7.6%
Distributor sales consultants	—	—	—	14.2%	15.3%	18.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Store Design and Locations

Sally Beauty Supply

SBS stores are designed to highlight SBS’s extensive product offering and differentiated position in hair color and hair care. In the U.S. and Canada, SBS stores average approximately 1,700 square feet in size and are located primarily in strip shopping centers, which are occupied by other high traffic retailers such as grocery stores, mass merchants and home improvement centers. SBS applies strong category management processes, including store specific planograms, to maintain consistent merchandise presentation across its store base. Store formats, including average size and product selection, vary by marketplace to meet the needs of the customer.

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

As of September 30, 2021, SBS had 3,547 company-operated retail stores, 2,685 of which are located in the U.S. (including Puerto Rico), with the remaining 862 company-operated retail stores located in Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, Spain, Chile and Peru. SBS also supplied two franchised stores located in the United Kingdom and Belgium.

Beauty Systems Group

BSG stores, including its franchise-based Armstrong McCall stores, are designed to create a professional shopping environment that highlights its extensive product offering and embraces the salon professional. Company-operated BSG stores average approximately 2,700 square feet and are located primarily in secondary strip shopping centers, since the stores are a ‘destination’ for professionals not requiring a traffic-supporting neighbor retail location. BSG store layouts are designed to provide variety and options to the salon professional. Stores are segmented into distinctive areas arranged by product type, with certain areas dedicated to leading third-party brands. The selection of these and other brands varies by territory.

As of September 30, 2021, BSG operated 1,230 company-operated stores, with 1,100 located in the U.S. (including Puerto Rico) and the remaining 130 company-operated retail stores located in Canada. In addition, as of September 30, 2021, BSG supplied 132 franchised stores.

All SBS and BSG stores have implemented recommended practices and procedures within stores to ensure our customers and employees experience a safe and healthy environment, including, but not limited to, increased cleaning frequency and social distancing signage.

Merchandise

Sally Beauty Supply

SBS stores and websites carry an extensive selection of professional beauty supplies for retail customers, salons and salon professionals, featuring an average of 7,000 SKUs of beauty products in our stores across a variety of product categories including hair color and care, skin and nail care, styling tools and other beauty products. SBS’s stores and e-commerce platforms carry products from one or more of the leading manufacturers in each category, including third-party brands such as Wella®, Clairol®, OPI®, Conair® and L’Oreal®, as well as an extensive selection of owned and exclusive-label brand products. We believe that delivering an extensive selection of leading third-party, owned and exclusive-label brand professional beauty products at attractive prices through knowledgeable sales associates and convenient store locations is what differentiates SBS. Additionally, we believe that carrying a wide selection of the latest premier branded merchandise is critical for SBS in building long-term relationships with its customers and attracting new customers. As beauty trends continue to evolve, SBS will continue to offer the changing professional beauty product assortment necessary to meet the needs of retail consumers and salon professionals.

In addition, SBS’s extensive selection of owned and exclusive-label brand professional beauty products are only available at SBS stores and through its e-commerce platforms. We believe that SBS’s owned and exclusive-label brand products offer equal or better quality than higher-priced leading third-party brands, providing the customer attractive alternatives to those brands at lower prices. Generally, SBS’s owned-brand products have higher gross margins than the leading third-party branded products and, we believe, offer continued sales and profit growth potential. During the fiscal year ended September 30, 2021, owned and exclusive-label brand products accounted for approximately 45% of SBS’s product sales in the U.S. and Canada. SBS intends to continue to invest in the growth of its owned and exclusive-label brands and to actively promote these products.

Beauty Systems Group

BSG’s stores and e-commerce platforms carry an extensive selection of third-party branded products, such as Paul Mitchell®, Wella®, Matrix®, Schwarzkopf®, Kenra®, Goldwell®, Joico® and Olaplex®, for salons and salon professionals at competitive prices. We feature an average of 10,000 SKUs in our BSG stores across a variety of product categories including hair color and care, skin and nail care, styling tools and other beauty items. Additionally, BSG has exclusive and non-exclusive distribution rights for well-known brands in certain geographies with several key vendors. As part of its growth strategy, BSG continues to pursue the acquisition of additional distribution rights. We believe that carrying an extensive selection of branded merchandise is critical to maintaining relationships with our professional customers.

We believe BSG is the largest full-service distributor of professional beauty supplies in North America exclusively targeting salons and salon professionals. Through BSG’s large store base, e-commerce platforms and sales force, including Armstrong McCall, BSG is able to access a significant portion of the highly fragmented U.S. professional beauty salon products industry.

Marketing and Advertising

SBS’s marketing programs are designed to drive customer traffic by differentiating SBS as a source of professional advice, solutions and salon-quality products at competitive prices, all backed by our “Love It or Return It” guarantee. We believe that recent initiatives have differentiated SBS through value added education and content, such as launching DIY University by Sally Beauty last year and through our SallyCrew educators. These programs provide hands-on education on a wide range of topics from the latest trends in hair color, textured hair, hair styling, and nails.

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

We continue to refine the strategy for sallybeauty.com and our other e-commerce platforms, becoming a more personalized and content-rich experience that empowers and inspires customers to discover new styles and find the confidence to try new products. We are building more robust tools to help customers understand not just what but how, and to do so in a way that is fast, easy, and built for mobile devices, where our customers increasingly are accessing us. Beyond generating e-commerce sales, we believe our website and new SBS mobile app are important vehicles to reach consumers researching beauty products online who could potentially visit our stores as a result of their experience on our website or our SBS mobile app.

Our customer loyalty and customer relationship management (“CRM”) programs in the U.S. and Canada help generate loyalty through our Sally Beauty Rewards Program and our private label rewards credit card. In return, we are able to collect valuable point-of-sale customer data as a means of increasing its understanding of customers’ needs and enhancing its ability to market to them in more personalized, relevant ways. We continue to assess and update our customer loyalty and CRM programs in an effort to further enhance the customer experience and promote repeat sales from both retail customers and salon professionals. Outside the U.S. and Canada, our customer loyalty and marketing programs vary by marketplace.

BSG’s marketing programs are designed primarily to promote its extensive selection of brand name products at competitive prices and to educate, motivate and empower its customers to grow professionally. BSG communicates on a frequent basis with its customers and potential customers, and distributes promotional material through multiple communication channels, including trade shows, educational events, store personnel, DSCs, print mail, e-mail, app push notifications and social media. In addition, we believe that BSG’s websites (www.cosmoprofbeauty.com and www.cosmoprofequipment.com) and the CosmoProf mobile commerce-based app enhance other efforts intended to promote awareness of BSG’s products by salons and salon professionals. In addition, we believe the redesign of www.cosmoprofbeauty.com, the implementation of BOPIS, rapid delivery, and the upgrade of the CosmoProf mobile commerce-based app, which offers barcode scanning, updated order tracking and a digital membership card, enhance efforts intended to promote awareness and adoption of BSG products and services for salons and salon professionals.

As of September 30, 2021, BSG had a network of 719 DSCs, which exclusively consult, support and sell directly to salons and salon professionals. In order to provide a knowledgeable sales consultant team, BSG actively recruits and trains individuals with industry knowledge or sales experience. We believe that DSCs with broad product knowledge and direct sales experience are more successful in driving sales. Our sales commission program is an important component of the compensation of our DSCs, which is designed to drive sales and to focus DSCs on selling products that are best suited to individual salons and salon professionals.

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

Our Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and by purchase orders. For fiscal year 2021, our five largest suppliers – Wella Company, Henkel AG & Co. KGaA, the Professional Products Division of L'Oreal USA S/D, Inc., or L’Oreal, John Paul Mitchell Systems, and Beauty Quest Group – accounted for approximately 29% of our consolidated merchandise purchases. Products are purchased from these and many other manufacturers on an at-will basis or under contracts which can generally be terminated without cause upon 90 days or less notice or expire without express rights of renewal.

Our Company Purpose & Values

In late 2021, we released our new Company Purpose & Values, with the intent of establishing our rallying cry and focus our teams on the impact we intend to have in the world.

Purpose:  TO INSPIRE A MORE COLORFUL, CONFIDENT, AND WELCOMING WORLD

Values:

•	BE YOURSELF. Come as you are—everyone is welcome here.
•	BE AN INSPIRATION. Share your passion and knowledge with your team, your customers, the world.
•	BE BOLD. Dive in. Move fast. Say yes.
•	BE AN OWNER. Drive growth. Create your future.
•	BE PART OF SOMETHING BIGGER. Take care of each other, our community, and our planet.

Our Associates

At September 30, 2021, we had approximately 29,000 global associates and we believe they are our greatest asset with their combined skills, knowledge, work/life experiences and capabilities. At the front line interacting with our customers or behind-the-scenes supporting our field teams, our associates play a huge role in our business. While we often emphasize our technology-based transformation and our wide variety of amazing hair and beauty products as key attributes, nothing happens or succeeds without our people.

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
•

Create an environment and culture where everyone can bring their true self to work, because our differences are what make us beautiful. At SBH, we believe our focus on Diversity, Inclusion & Belonging are crucial to improving how we interact with and influence our associates, customer environments and broader communities. We are committed to being a force for change.

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

Additionally, SBH values our partnerships with suppliers and vendors and understands the impact they can have on our associates. Thus, SBH has included rules governing their conduct, both with respect to expectations while interacting with our associates, and, with our foreign suppliers, assurances that they too are providing a safe and healthy working environment for their associates.

Over the course of our fiscal year 2021, we have continued to adapt and respond to the various impacts of COVID-19 across our business.  As mentioned above, our main focus has been on health and safety.  Such efforts included various safety protocols such as detailed cleaning protocols, personal protective equipment requirements, and visual cues regarding social distancing, mask-wearing, etc. At times of peak case counts or the emergence of the new variants, we have instituted rolling, rapid testing for COVID-19 at a number of our distribution centers. We have continued to maintain and update these protocols, monitor for compliance and make improvements and adjustments where needed throughout fiscal year 2021. We have also managed through closures and capacity restrictions where required by local law, and sought to provide as much notice and support to our teams as reasonably possible.

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

We also place significant value and attention on responding to feedback and input from associates. This includes surveys regarding issues such as Diversity, Inclusion & Belonging and our annual engagement survey. We review our team’s input and comments, identify common themes and set out action plans to respond. We believe listening is crucial, but taking action and making commitments are even more important.

A core focus of our associate engagement and culture are our efforts focused on Diversity, Inclusion & Belonging, discussed below.

Diversity, Inclusion & Belonging

At Sally Beauty we celebrate differences, inclusivity and self-expression.  This fundamental aspect of SBH is rooted in our belief that beauty is for everyone and everyone should find their own path to beauty. Our associates and our customers care about celebrating diversity and self-expression. We want our company and our stores to be places where all of our associates and customers feel valued for who they are, and experience a sense of belonging.

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

At the Board Level: Our Board’s composition leads the Company’s commitment to Diversity, Inclusion and Belonging. Having diverse voices on our Board enhances the Board’s expertise, broadens its viewpoint and sets the tone to encourage leaders at all levels of the Company to listen to the concerns of our associates and customers alike. Our Compensation & Talent Committee provides hands-on oversight and guidance of our Diversity, Inclusion & Belonging initiatives. Our Board believes listening and responding to diverse voices is crucial to the Company’s success and long-term sustainability.

In Our Workforce: Our SBH Team in the U.S. & Canada is over 91% female and over 50% racially/ethnically diverse. In 2019 and 2020, Forbes named our Company one of America’s Best Employers for Diversity. In 2021, Forbes named SBH as one of America’s Best Employers for Women. We recognize and celebrate the bedrock values of workforce diversity, inclusion, belonging and engagement within our teams. For us, these are key drivers of the success of the business, as our associates should – and do – reflect the various qualities of our customers and what they desire and expect from SBH.

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

As of September 30, 2021, SBS and BSG supplied franchised stores located in the U.S. and certain countries in Europe. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises in the applicable countries. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

Access to Public Filings

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to such reports are available, without charge, on our website, www.sallybeautyholdings.com, as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission, or SEC, under the Exchange Act. The SEC maintains an internet site that contains our reports, proxy and information statements, and other information we file electronically with the SEC at www.sec.gov. We will provide copies of such reports to any person, without charge, upon written request to our Investor Relations Department at our principal office. The information found on our website shall not be considered to be part of this or any other report filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect our business, financial condition or results of operations in future periods are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties and are not the only risks and uncertainties we face. Additional risks not currently known to us or we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

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

Our e-commerce businesses may be unsuccessful or, if successful, may redirect sales from our stores.

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

Although we believe our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, growth in our e-commerce business relative to in-store sales may result in dilution of operating margin and profit due to higher delivery expenses incurred in our e-commerce sales. Furthermore, if our e-commerce businesses successfully grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. In addition, offering products through our e-commerce channels (particularly directly to consumers through our professional business) could cause some of our current or potential vendors to consider competing internet offerings of their products either directly or through competing distributors. As we continue to grow our e-commerce businesses, the impact of attracting existing rather than new customers, of conflicts between product offerings online and through our stores, and of opening up our channels to increased internet competition could have a material adverse impact on our business, financial condition and results of operations, including operating margin, profit, future growth and same store sales. Furthermore, our recent initiatives to upgrade our e-commerce platforms may not be successful in driving traffic to our websites and increasing our online sales in the long term, which could adversely impact our net sales.

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

In the past several years, we have completed multiple acquisitions and we intend to pursue additional acquisitions in the future. We actively review acquisition prospects we believe would complement our existing lines of business, increase the size and geographic scope of our operations or otherwise offer profitable growth and operating efficiency opportunities. There can be no assurance we will continue to identify suitable acquisition candidates.

Furthermore, due to, among other things, increasing competition for suitable acquisition candidates, our ability to reach agreement with acquisition candidates or finance such acquisitions on favorable terms, we may not be able to consummate such acquisitions on favorable terms or at all.

Any acquisitions we do make may be difficult to integrate profitably into our business and may entail numerous risks, including:

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

We also use social media platforms as marketing tools. For example, we maintain Facebook, Twitter, Instagram and Pinterest accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, profitability, and cash flows.

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

We are also dependent on recruiting, training, motivating and managing our store employees that interact with our customers on a daily basis. Competition for these types of qualified employees is intense and the failure to attract, retain and properly train qualified and motivated employees could result in decreased customer satisfaction, loss of customers, and lower sales. In addition, our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor relations, immigration, minimum wage, and healthcare benefits; changing demographics; and our reputation within the labor market. Our inability to control our labor costs could affect our results of operations and result in lower margins in our two segments.

Our associates or others may engage in misconduct or other improper activities, including noncompliance with our policies and procedures.

We are exposed to the risk of misconduct or other improper activities by our associates and third parties such as independent contractors or agents. Misconduct by associates, independent contractors, or agents could include inadvertent or intentional failures to comply with our policies and procedures, the laws and regulations to which we are subject, and/or ethical, social, product, labor, and environmental standards. Our current and former associates or independent contractors may also become subject to allegations of sexual harassment, racial and gender discrimination, or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our brand, reputation, and operations. Associate misconduct could also involve improper use of information obtained in the course of the associate’s prior or current employment, which could result in legal or regulatory action and harm to our reputation.

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

The risks associated with climate change and other environmental impacts and increased focus by stakeholders on environmental issues, including those associated with climate change, could adversely affect our business, financial condition, and operating results.

Climatologists predict the long-term effects of climate change and global warming will result in the increased frequency, intensity, and duration of weather events, which could significantly disrupt supply chains, potentially impacting our vendors’ raw material costs and the production of products sold at our stores. These weather events could also lead to an increased rate of temporary store closures and reduced customer traffic at our stores.

In addition, concern over climate change may result in new or increased regional, federal or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. These requirements may lead to an increase in tax, transportation, and utility expenses.

Lastly, there is increased focus, including by governmental and non-governmental organizations, investors, customers and consumers on these and other environmental sustainability matters, including deforestation, land use, climate impact and recyclability or recoverability of packaging, including plastic. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment.

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

Furthermore, the industry in which we operate is characterized by the need for a large number of copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A third-party may at any time assert our products violate such party’s intellectual property rights. Successful intellectual property claims against us could result in significant financial liabilities and/or prevent us from selling certain of our products. In addition, the resolution of infringement claims may require us to redesign our products, to obtain licenses to use intellectual property belonging to third parties, which may not be attainable on reasonable terms, or to cease using the intellectual property altogether.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems disruptions, system conversions, security breaches, cyberattacks, phishing attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace our information technology systems, and we could experience interruptions in our ability to service customers. Such delays, problems or costs may have a material adverse effect on our business, financial condition and results of operations.

We continuously need to improve and upgrade our systems and infrastructure while maintaining their reliability and integrity. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance the volume of business will increase. The development and implementation of new systems and any other future upgrades to our systems and information technology may require significant costs and divert our management’s attention and other resources from our core business. There are also no assurances these new systems and upgrades will provide us with the anticipated benefits and efficiencies. Many of our systems are proprietary, and as a result our options are limited in seeking third-party help with the operation and upgrade of those systems. There can be no assurance the time and resources our management will need to devote to operations and upgrades, any delays due to the installation of any upgrade (and customer issues therewith), any resulting service outages, or the impact on the reliability of our data from any upgrade or any legacy system, will not have a material adverse effect on our business, financial condition, control environment or results of operations.

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

Further, we are subject to an evolving body of federal, state and non-U.S. laws, rules, regulations, guidelines and principles regarding data privacy and security. Several governments, including the EU, have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations. As of May 2018, the European privacy regulation General Data Protection Regulation (“GDPR”) went into effect, strengthening and expanding the rules pertaining to how organizations are required to handle the personal data of individuals located in the EU at the time the data is collected. GDPR establishes new requirements regarding the handling of personal data, and non-compliance with the GDPR may result in significant monetary penalty. In addition, the State of California recently enacted a data privacy law applicable to entities serving or employing California residents (the “CCPA”) that required compliance by January 2020. Any potential inability to comply with such laws, rules, regulations, guidelines and principles or to quickly adapt our practices to reflect them as they develop, could potentially subject us  to significant fines, damages, liabilities and reputational harm, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

In response to prior data security incidents, we have taken and are continuing to take actions to further strengthen the security of our information technology systems, including adopting payment terminals with end-to-end encryption technology in order to enhance the security of our credit card payment systems. Nevertheless, there can be no assurance our security upgrades will be effective, we will not suffer a similar criminal attack in the future, unauthorized parties will not gain access to confidential information, or any such incident will be discovered promptly. In particular, we understand that the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. The failure to promptly detect, determine the extent of and appropriately respond to a significant data security breach could have a material adverse impact on our business, financial condition and operating results.

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

Many of our products are sold outside of the United States. As a result, we conduct transactions in various currencies, which increase our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials, as well as transportation and freight, more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

The COVID-19 pandemic has had and may continue to have an adverse effect on our business and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world implemented various measures to reduce the spread of COVID-19, including shelter-in-place and quarantine orders. As a result of COVID-19 and these measures, for part of fiscal year 2020 we temporarily closed all U.S. and Canadian retail and wholesale store fronts to customers and temporarily idled a number of our distribution centers. While our stores have remained open for fiscal year 2021, there is no guarantee that we will not have to close stores in the future as a result of COVID-19 or its variants, or measures designed to reduce the spread of COVID-19, and any such store closures or related business disruptions may have a material and adverse effect on our results of operations.

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

Consumer fears about becoming ill with COVID-19 will continue in the near-term and consumer behavior may fundamentally change as a result of COVID-19 in both the near and long term. As a result, traffic in retail stores, including our stores, in the short term has been and in the long term may be materially and adversely affected with more consumers relying on e-commerce to purchase beauty products. Consumer spending may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of the recession which resulted from the COVID-19 pandemic. All of this could materially and adversely impact sales at our retail stores. While we have accelerated the roll-out of our digital programs in response to the temporary closure of our stores and potential changes in consumer behavior, there is no guarantee we will be successful in growing our e-commerce sales or materially offsetting lower sales at our retail stores. We have expended and plan to continue to expend significant resources to strengthen our digital platforms and we are re-designing our supply chain to focus more on e-commerce sales and fulfillment in the future, each of which have resulted in additional unexpected capital expenditures, business disruption and lower margin sales.

A reduction in traffic to, or the closing of, other retailers in shopping areas where our SBS stores are located could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

As a result of our real estate strategy, most of our SBS stores are located in strip shopping centers. These strip shopping centers are occupied by other high traffic retailers such as grocery stores, mass merchants and home improvement centers. As a consequence of most of our SBS stores being located in strip shopping centers, our sales are derived, in part, from the volume of traffic generated by the other high traffic retailers where our stores are located. Customer traffic to these strip shopping centers may be adversely affected by the closing of stores in the strip shopping center, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, an outbreak of flu or other viruses (such as COVID-19), a general downturn in the local area where our SBS store is located, or a decline in the desirability of the shopping environment of a particular strip shopping center. Such a reduction in customer traffic could reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

As of September 30, 2021, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings, had an aggregate principal amount of approximately $1.4 billion of outstanding debt, including capital lease obligations.

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

In addition, we and our subsidiaries may incur substantial additional indebtedness in the future. As of September 30, 2021, our ABL facility provided us commitments for additional borrowings of up to approximately $468.5 million, subject to borrowing base limitations, outstanding letters of credit and limitations on cash hoarding above certain balances, once utilized. If new debt is added to our current debt levels, the related risks we face would increase, and we may not be able to meet all our debt obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our stores and a number of our warehouse and remote office locations are leased while our corporate headquarters in Denton, Texas and three warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores per state in the U.S. and certain international locations, as of September 30, 2021:

	SBS		BSG
Location	Company- Operated	Franchise	Company- Operated	Franchise
United States (including Puerto Rico)
Alabama	46	—	12	2
Alaska	4	—	3	—
Arizona	81	—	34	4
Arkansas	27	—	10	—
California	267	—	156	—
Colorado	54	—	18	—
Connecticut	28	—	24	—
Delaware	6	—	2	—
Florida	205	—	77	2
Georgia	89	—	27	2
Hawaii	7	—	5	—
Idaho	14	—	11	—
Illinois	94	—	51	—
Indiana	58	—	32	—
Iowa	25	—	13	—
Kansas	22	—	11	—
Kentucky	42	—	21	—
Louisiana	45	—	—	16
Maine	7	—	4	—
Maryland	38	—	22	—
Massachusetts	46	—	26	—
Michigan	70	—	35	—
Minnesota	39	—	20	—
Mississippi	29	—	2	6
Missouri	51	—	19	—
Montana	8	—	7	—
Nebraska	19	—	8	—
Nevada	34	—	14	—
New Hampshire	17	—	8	—
New Jersey	49	—	17	—
New Mexico	26	—	4	3
New York	88	—	50	—
North Carolina	101	—	40	—
North Dakota	4	—	6	—
Ohio	118	—	58	—
Oklahoma	45	—	3	5
Oregon	32	—	13	—
Pennsylvania	88	—	57	—
Puerto Rico	37	—	2	—
Rhode Island	9	—	4	—
South Carolina	43	—	13	—
South Dakota	6	—	4	—
Tennessee	70	—	30	—

Texas	294	—	7	92
Utah	33	—	21	—
Vermont	2	—	1	—
Virginia	65	—	33	—
Washington	50	—	30	—
West Virginia	14	—	7	—
Wisconsin	35	—	26	—
Wyoming	4	—	2	—
Total United States (including Puerto Rico)	2,685	—	1,100	132
International:
United Kingdom	243	1	—	—
Mexico	235	—	—	—
Canada	132	—	130	—
France	75	—	—	—
Belgium	50	1	—	—
Chile	35	—	—	—
Netherlands	29	—	—	—
Spain	24	—	—	—
Other	39	—	—	—
Total International	862	2	130	—
Total Store Count	3,547	2	1,230	132

The following table provides locations for our significant offices and warehouses and our corporate headquarters, as of September 30, 2021:

Location	Type of Facility	Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters	200,000	N/A
Reno, Nevada	Warehouse	253,000	SBS
Columbus, Ohio	Warehouse	246,000	SBS
Jacksonville, Florida	Warehouse	237,000	SBS

Leased Properties:
Fort Worth, Texas	Warehouse	494,000	SBS & BSG
Greenville, Ohio	Warehouse	246,000	BSG
Fresno, California	Warehouse	200,000	BSG
Blackburn, Lancashire, England	Warehouse	195,000	SBS
Spartanburg, South Carolina	Warehouse	190,000	BSG
Pottsville, Pennsylvania	Warehouse	140,000	BSG
Clackamas, Oregon	Warehouse	104,000	BSG
Ghent, Belgium	Office, Warehouse	94,000	SBS
Ronse, Belgium	Office, Warehouse	91,000	SBS
Guadalupe, Nuevo Leon, Mexico	Warehouse	78,000	SBS
Ghent, Belgium	Warehouse	67,000	SBS
Calgary, Alberta, Canada	Warehouse	62,000	BSG
Mississauga, Ontario, Canada	Warehouse	60,000	BSG
Saint-Jerome, Quebec, Canada	Warehouse	52,000	BSG

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and may or may not cover any or all of our liabilities in respect of these matters. We do not believe the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

We are subject to a number of U.S., federal, state and local laws and regulations, as well as the laws and regulations applicable in each foreign country or jurisdiction in which we do business. These laws and regulations govern, among other things, the composition, packaging, labeling and safety of the products we sell, the methods we use to sell these products and the methods we use to import these products. We believe we are in material compliance with such laws and regulations, although no assurance can be provided that this will remain true going forward.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “SBH.”

Holders

As of November 12, 2021, there were 558 stockholders of record of our common stock.

Dividends

We have not declared or paid dividends at any time during the two fiscal years prior to the date of this Annual Report. We currently anticipate we will retain future earnings to support investments in our business, to repay outstanding debt or to return capital to shareholders through share repurchases. Any determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, cash requirements and other factors our Board of Directors deem relevant.  Furthermore, as a holding company we rely on cash from our subsidiaries to pay dividends. The terms of our debt agreements and instruments significantly restrict the ability of our subsidiaries to make certain restricted payments to us and our ability to pay dividends. Additionally, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us.

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

The following graph illustrates the five-year comparative total return among Sally Beauty Holdings, Inc., the S&P 500 Index (“S&P 500”) and the Dow Jones U.S. Specialty Retailers Index (“DJ US Specialty Retailers”) assuming $100 was invested on September 30, 2016, and dividends, if any, were reinvested. The DJ US Specialty Retailers is a non-managed index and provides a comprehensive view of issuers, including our common stock, that are primarily in the U.S. retail sector.

Fiscal year ended	September 30, 2016	September 30, 2017	September 30, 2018	September 30, 2019	September 30, 2020	September 30, 2021
Sally Beauty Holdings, Inc.	$100.00	$76.25	$71.61	$57.98	$33.84	$65.62
S&P 500	100.00	118.61	139.85	145.80	167.89	218.27
DJ US Specialty Retailers	100.00	112.87	168.79	159.87	229.44	290.58

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of Sally Beauty’s financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, for a discussion of the financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty and the related notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights of the Fiscal Year Ended September 30, 2021:

•

Consolidated net sales for the fiscal year increased $360.7 million, or 10.3%, to $3,875.0 million and included a positive impact from changes in foreign currency exchange rates of $32.9 million, or 0.9% of consolidated net sales;

•	Consolidated same store sales for the fiscal year increased 10.2%, compared to the prior fiscal year;
•	Consolidated gross profit increased by $237.7 million, or 13.9%, to $1,953.3 million. Gross margin increased 160 basis points to 50.4% compared to the prior fiscal year;
•	Consolidated operating earnings for the fiscal year increased $159.7 million, or 61.7%, to $418.4 million. Operating margin increased 340 basis points to 10.8% compared to the prior fiscal year;
•	Consolidated net earnings for the fiscal year increased $126.6 million, or 111.8%, to $239.9 million;
•	Diluted earnings per share for the fiscal year were $2.10 compared to $0.99 for the prior fiscal year;
•	Cash provided by operations was $381.9 million for the fiscal year compared to $426.9 million for the prior fiscal year;

Impact of COVID-19 on Our Business and Business Strategy Update

COVID-19 restrictions on our global store operations continued to ease over the fiscal year. However, due to the continued uncertainty over the duration and severity of the economic and operational impacts of COVID-19, the adverse impact of the pandemic will likely continue into fiscal year 2022 and possibly beyond, and it may be material.

Furthermore, we made substantial progress against our key business initiatives, which includes leveraging and optimizing our elevated digital capabilities, growing our customer engagement and loyalty, and implementing the final steps in our successful transformation journey.

Results of Operations

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to assess our operating performance (dollars in thousands):

			2021 vs 2020
	Fiscal Year Ended September 30,		Amount	%
	2021	2020	Change	Change
Net sales:
SBS	$2,278,382	$2,080,703	$197,679	9.5%
BSG	1,596,615	1,433,627	162,988	11.4%
Consolidated	$3,874,997	$3,514,330	$360,667	10.3%
Gross profit:
SBS	$1,318,473	$1,132,436	$186,037	16.4%
BSG	634,861	583,158	51,703	8.9%
Consolidated	$1,953,334	$1,715,594	$237,740	13.9%
Segment gross margin:
SBS	57.9%	54.4%	350	bps
BSG	39.8%	40.7%	(90)	bps
Consolidated	50.4%	48.8%	160	bps

Net earnings:
Segment operating earnings:
SBS	$417,658	$237,588	$180,070	75.8%
BSG	205,078	194,206	10,872	5.6%
Segment operating earnings	622,736	431,794	190,942	44.2%
Unallocated expenses and restructuring (a) (b)	204,293	173,034	31,259	18.1%
Consolidated operating earnings	418,443	258,760	159,683	61.7%
Interest expense	93,509	98,793	(5,284)	(5.3)%
Earnings before provision for income taxes	324,934	159,967	164,967	103.1%
Provision for income taxes	85,076	46,722	38,354	82.1%
Net earnings	$239,858	$113,245	$126,613	111.8%
Number of stores at end-of-period (including franchises):
SBS	3,549	3,653	(104)	(2.8)%
BSG	1,362	1,385	(23)	(1.7)%
Consolidated	4,911	5,038	(127)	(2.5)%
Same store sales growth (decline)
SBS	9.7%	(8.1)%	1,780	bps
BSG	11.0%	(8.3)%	1,930	bps
Consolidated	10.2%	(8.1)%	1,830	bps

(a)

Unallocated expenses represent certain corporate costs (such as payroll, share-based compensation, employee benefits and travel expense for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our segments and are included in selling, general and administrative expenses in our consolidated statements of earnings.

(b)	Restructuring relates to Project Surge and our Transformation Plan.

The Fiscal Year Ended September 30, 2021 compared to the Fiscal Year Ended September 30, 2020

Net Sales

SBS.  The increase in net sales for SBS was primarily driven by the following (in thousands):

Same store sales	$193,101
Stores outside same store sales	(14,487)
Other (a)	(7,354)
Foreign currency exchange	26,419
Total	$197,679
(a)	Other consists of non-store sales, which include catalog and internet sales of our Sinelco Group subsidiaries.

The increase in SBS net sales was attributable to improving consumer confidence in the U.S. and the easing of COVID-19 restrictions across international territories compared to the negative impact COVID-19 had on operations in fiscal year 2020, which included the temporary closure of customer-facing store operations during part of the year. Additionally, SBS experienced an increase in its average unit prices as a result of a reduction in promotional activity and increased sales of higher-priced products. SBS total unit volume was slightly down due to fewer units sold in the styling tools and salon supplies and accessories categories, partially offset by growth in our core hair color category.

BSG.  The increase in net sales for BSG was driven by the following (in thousands):

Same store sales	$107,158
Distributor sales consultants	20,412
Sales to franchisees	16,911
Stores outside same store sales	11,994
Foreign currency exchange	6,513
Total	$162,988

The increase in BSG net sales was attributable to the easing of COVID-19 restrictions in the U.S. and Canadian fiscal year 2021, including the reopening of salons in parts of California and Canada compared to the negative impact COVID-19 had on operations in fiscal year 2020, which included the temporary closure of customer-facing store operations during part of the year. Additionally, BSG had higher unit volume and an increase in average unit prices. The higher unit volume was primarily due to the impact of reopening of customer-facing store operations in the U.S. and Canada. The increase in the average unit price was driven primarily by category mix shift and lower promotional activity.

Gross Profit

SBS.  SBS’s gross profit increased as a result of increased net sales and a higher gross margin. SBS’s higher gross margin was primarily a result of fewer promotions and the write down of inventory that occurred in the prior year resulting from aggressive inventory clearance actions.

BSG.  BSG’s gross profit increased as a result of higher net sales, partially offset by a lower gross margin. BSG’s gross margin decreased primarily as a result of sales mix shift towards large volume/lower margin full service customers, which have rebounded from the prior year’s impact from COVID-19 disruptions.

Selling, General and Administrative Expenses

SBS.  SBS’s selling, general and administrative expenses increased $6.0 million, or 0.7%. This increase was driven by higher compensation and compensation-related expense of $42.0 million, primarily as a result of the reemployment of a significant number of employees that were furloughed in the prior year and an increase in bonus expenses as a result of improved operating result. This increase was partially offset by lower delivery expense of $22.6 million due to lower e-commerce volume as stores reopened, lower supplies expense of $6.4 million primarily from a decrease in personal protective equipment purchases, lower advertising expenses of $3.5 million and fewer implementation costs in connection with our private label rewards credit card of $3.3 million.

BSG.  BSG’s selling, general and administrative expenses increased $40.8 million, or 10.5%. This increase reflects higher compensation and compensation-related expense of $18.8 million, primarily as a result of the reemployment of a significant number of employees that were furloughed in the prior year. Additionally, this increase was driven by incremental expenses associated with prior year acquisitions and rent expense of $6.2 million, due to rent abatements in the prior year.

Unallocated.   Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $40.7 million, or 25.6%. This increase was primarily due to higher compensation and compensation-related expenses of $35.3 million, primarily as a result of the reemployment of a significant number of employees that were furloughed in the prior year and an increase in bonus expenses as a result of improved operating result. Additionally, COVID-19 expense was higher in the current year driven by expenses from the donation of personal protective equipment.

Restructuring

For fiscal years 2021 and 2020, we incurred restructuring charges in connection with Project Surge and the Transformation Plan. As of the end of fiscal year 2021, these restructuring plans have been substantially completed.

Interest Expense

Interest expense was lower due to the impact of the repayments of our term loan B fixed tranche in January 2021 of $9.9 million and the senior notes due 2023 in April 2021 of $5.4 million, partially offset by the incremental interest on the senior notes issued in April 2020 of $14.8 million and incremental debt extinguishment costs of $4.1 million. Additionally, the lower outstanding principal balance on our ABL facility resulted in lower interest expense of $5.4 million and the lower interest rates on our term loan B variable tranche of $4.1 million.

Provision for Income Taxes

For fiscal year 2021 and 2020, our effective tax rate was 26.2% and 29.2%, respectively. The decrease in the effective tax rate was primarily due to greater losses in the prior year from foreign subsidiaries for which a tax benefit could not be recognized and the establishment of a valuation allowance in a foreign subsidiary in the prior year. See Note 15, Income Tax, for more information on our effective tax rate.

Our effective tax rate may fluctuate on a quarterly and/or annual basis due to various factors, including but not limited to, total earnings and the mix of earnings by jurisdiction, new tax laws, as well as changes in valuation allowances and uncertain tax positions.

Liquidity and Capital Resources

At September 30, 2021, cash and cash equivalents were $401.0 million. Based upon the current level of operations and anticipated growth, we anticipate existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under the ABL facility will be sufficient to fund working capital requirements, potential acquisitions, finance anticipated capital expenditures, including information technology upgrades and store remodels and debt repayments over the next 12 months.

Working capital (current assets less current liabilities) decreased $151.0 million to $718.7 million at September 30, 2021, compared to $869.7 million at September 30, 2020, resulting primarily from the decrease in our cash and cash equivalents and the increases in accounts payable and accrued liabilities, partially offset by an increase in inventory. The increase in inventory and accounts payable is a result of improving COVID-19 conditions. The ratio of current assets to current liabilities was 2.08 to 1.00 at September 30, 2021, compared to 2.54 to 1.00 at September 30, 2020.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and opportunistic share repurchases. During the fiscal year ended September 30, 2021, we did not borrow on our ABL facility. The amounts drawn are generally paid down with cash provided by our operating activities. As of September 30, 2021, we had $468.5 million available for borrowings under the ABL facility, subject to borrowing base limitations and outstanding letters of credit of $18.3 million.

Share Repurchase Programs

During the fiscal year 2021, we did not repurchase any of our common stock. During the fiscal years 2020 and 2019, we repurchased and subsequently retired approximately 4.7 million shares and 3.6 million shares, respectively, of our common stock under a share repurchase program a cost of $61.4 million and $46.6 million, respectively. We funded these share repurchases with cash from operations and borrowings under the ABL facility. As of September 30, 2021, we had approximately $726.1 million of additional share repurchase authorization remaining under our Share Repurchase Program. In July 2021, the Board approved a term extension of the program through September 30, 2025.

Historical Cash Flows

For the fiscal years 2021, 2020 and 2019, our primary sources of cash have been funds provided by operating activities and, when necessary, borrowings under our ABL facility, as appropriate. The primary non-operating uses of cash during the past three years were for share repurchases, debt service and capital expenditures.

The following table shows our sources and uses of cash for the periods presented (in thousands):

	Fiscal Year Ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$381,860	$426,889	$(45,029)
Net cash used by investing activities	(76,019)	(123,775)	47,756
Net cash (used) provided by financing activities	(419,968)	139,761	(559,729)
Effect of foreign currency exchange rate changes on cash and cash equivalents	935	(219)	1,154
Net (decrease) increase in cash and cash equivalents	$(113,192)	$442,656	$(555,848)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for fiscal year 2021, compared to fiscal year 2020, primarily due to increased inventory as a result of restocking to new levels of demand and an increase in vendor co-op receivables driven by the increase in net sales. These were partially offset by higher net income for the fiscal year and an increase in accounts payable resulting from the increased inventory purchases.

Net Cash Used by Investing Activities

Net cash used by investing activities was lower for fiscal year 2021, compared to fiscal year 2020, primarily due to our focus on reduced capital expenditures and the impact of opening our North Texas warehouse in the prior fiscal year.

Net Cash (Used) Provided by Financing Activities

For fiscal year 2021, we had a concerted effort to reduce our outstanding debt as conditions around COVID-19 improved. As a result, we repaid our term loan B fixed tranche, senior notes due 2023 and a portion of the term loan B variable tranche. For fiscal year 2020, our focus was on maintaining cash flexibility and liquidity needs as a result of COVID-19 and issued $300.0 million in senior notes.

Long-Term Debt

At September 30, 2021, we have $1,393.0 million in outstanding principal under a term loan B and senior notes, not including capital leases, unamortized debt issuance costs or debt discounts, in the aggregate, of $11.6 million. There were no outstanding balances under the ABL facility at September 30, 2021. See Note 12 of the Notes to Consolidated Financial Statements in Item 8 contained in this Annual Report for additional information about our debt.

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

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of September 30, 2021 and 2020 (in thousands):

	September 30, 2021	September 30, 2020
Inventory	$662,802	$615,092
Intercompany receivable	$67,337	$75,892
Current assets	$1,069,266	$1,166,250
Total assets	$2,198,990	$2,281,896
Current liabilities	$422,137	$325,380
Total liabilities	$2,343,946	$2,657,033

The following table presents the summarized statement of income information for fiscal year 2021 (in thousands):

Net sales	$3,188,839
Gross profit	$1,624,019
Earnings before provision for income taxes	$275,907
Net Earnings	$205,886

Capital Requirements

During fiscal year ended 2021, we had total capital expenditures of approximately $84.1 million, excluding amounts paid in connection with the prior year, primarily in connection with information technology projects, new store openings and store maintenance.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2021 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest(a)	$74,358	$561,712	$1,047,600	$—	$1,683,670
Obligations under operating leases(b)	173,990	234,845	117,896	100,415	627,146
Purchase obligations(c)	4,387	5,730	—	—	10,117
Other long-term obligations(d)(e)	17,770	19,106	5,161	882	42,919
Total	$270,505	$821,393	$1,170,657	$101,297	$2,363,852

(a)

Long-term debt obligations include obligations under capital leases and future interest payments on our debt outstanding as of September 30, 2021. The amounts shown above do not include unamortized discount or deferred debt issuance costs reflected in our consolidated balance sheets since those amounts do not represent contractual obligations.

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

The information contained in the table above with regards to our long-term debt obligations is based on the current terms of such debt obligations and does not reflect any assumptions about our ability or intent to refinance any of our debt either on or before their maturity. In the event we refinance some or all of debt either on or before their maturity, actual payments for some of the periods shown may differ materially from the amounts reported herein. In addition, other future events, including potential increases in interest rates, could cause actual payments to differ materially from these amounts.

Off-Balance Sheet Financing Arrangements

At September 30, 2021, we did not have any off-balance sheet financing arrangements other than obligations under letters of credit, as discussed above.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure. Actual results could differ from the estimates and assumptions used, which could have a material impact to financial statements. We believe the following are our most critical accounting estimates that require subjective judgments, estimates and assumptions:

Valuation of Inventory

Our inventory is stated at the lower of weighted average cost or net realizable value. In assessing the net realizable value of inventory, we will adjust the carrying value of inventory for estimated shrinkage, damage and obsolescence using several key factors including estimates of the future demand for our products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in SKUs.

We estimate inventory shrinkage between physical counts and product damage based upon our historical experience. Actual results differing from these estimates could significantly affect our carrying value of inventory and cost of goods sold. Inventory shrinkage, in the aggregate, averaged less than 1.0% of consolidated net sales in fiscal years 2021, 2020 and 2019. A 10% increase or decrease in our estimate of inventory shrinkage and obsolescence reserves at September 30, 2021, would impact net earnings by approximately $3.1 million.

Vendor Rebates and Concessions

We deem cash consideration received from a vendor to be a reduction of the cost of goods sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by us in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of inventory and a subsequent reduction in cost of goods sold as the related products are sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in our consolidated statements of earnings. We record cash consideration expected to be received from vendors in accounts receivables, other at the amount we believe will be collected. These receivables could be significantly affected if the actual amounts subsequently collected differ from our expectations. Historically, adjustments between the amount recorded and the amount collected have not had a material impact to our results of operations.

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

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our liability insurance coverage. Our liabilities could be significantly affected if actual results differ from our expectations or prior actuarial analyses. A 10% increase or decrease in our insurance liabilities at September 30, 2021, would impact net earnings by approximately $1.5 million.

The changes in our insurance liabilities were as follows (in thousands):

	Fiscal Year Ended September 30,
	2021	2020
Balance at beginning of period	$21,436	$20,294
Self-insurance expense	61,388	59,963
Payments, net of employee contributions	(62,228)	(58,821)
Balance at end of period	$20,596	$21,436

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

Additionally, deferred income taxes are recognized for the future tax consequences attributable to differences between our financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. We believe it is more-likely-than-not that our results of operations in the future will generate sufficient taxable income to realize our deferred tax assets, net of the valuation allowance currently recorded. We have recorded a valuation allowance to account for uncertainties regarding the recoverability of certain deferred tax assets, primarily foreign loss carryforwards. In the future, if we determine certain deferred tax assets will not be realizable, the related adjustments could significantly affect our effective tax rate at that time. An estimated tax benefit related to an uncertain tax position is recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

Assessment of Long-Lived Assets for Impairment

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be fully recoverable based on estimated undiscounted future cash flows. Long-lived assets are reviewed at the lowest level of identifiable cash flows, which is at the store level. In assessing for impairment, we determine the fair value of each individual store by discounting projected future cash flows over the remaining lease term. There are significant estimates and assumptions used to arrive at estimated future cash flows, including local market conditions and growth rates. If the carrying amount of the store asset, which includes the operating lease asset, exceeds the sum of its undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the store.

No material impairment losses were recognized in fiscal years 2021 or 2019. For fiscal year 2020, we recognized an impairment loss of $4.1 million, due to the impact of COVID-19.

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

When assessing goodwill for impairment, we may perform a qualitative assessment which evaluates macro-economic conditions, current and projected cash flows, and other events or changes in circumstances to determine if a quantitative assessment is necessary. If we need to complete a quantitative assessment, which last occurred in fiscal year 2020 as a result of COVID-19, we use a discounted cash flow model to determine an estimated fair value. If it is determined that the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded to bring the carrying value down to its fair value. As of the date of our last quantitative impairment test, March 31, 2020, a 10% decrease in either reporting unit’s fair value would not have resulted in an impairment. For fiscal year 2021, we completed a qualitative assessment and determined that while COVID-19 had a macro-economic impact, there were no material impacts to the reporting units to require a quantitative assessment.

Like goodwill, our indefinite-lived intangible assets are tested for impairment by comparing the fair value of each asset to its carrying value. As of September 30, 2021, our indefinite-lived assets were comprised of only trade names. To determine the fair value of each trade name, we use the relief-from-royalty method, which estimates what a third-party would be willing to pay in royalties to receive a benefit from the use of the asset. If it is determined the asset’s fair value is less than its carrying value, then an impairment charge is recorded to reduce the carrying value down to its fair value.  No impairment losses were recognized in fiscal years 2021, 2020 or 2019.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies, as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar, and the Mexican peso. In addition, we currently have exposure to the currencies of certain countries located in South America and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain of our European subsidiaries. For each of the fiscal years 2021, 2020 and 2019, less than 20% of our consolidated net sales were made in currencies other than the U.S. dollar.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure, would have impacted our consolidated net sales by approximately 1.7% in the fiscal year 2021, and would have impacted our consolidated net assets by approximately 2.0% at September 30, 2021.

As more fully discussed in Note 13 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, foreign exchange forward contracts to mitigate exposure to changes in foreign currency exchange rates.

Interest rate risk

We are sensitive to interest rate fluctuations as a result of borrowings under our ABL facility and the variable-rate tranche of our term loan B. At September 30, 2021, there were no borrowings outstanding under the ABL facility and the term loan B had $413.0 million outstanding principal balance under the variable-rate tranche. Based on our September 30, 2021 outstanding floating interest rate debt, a 1.0 percentage point interest rate increase would impact interest expense by $4.1 million.

As more fully discussed in Note 13 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, derivative instruments in order to manage risk relating to cash flows and interest rate exposure.

Credit risk

We are exposed to credit risk in connection with certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe our exposure of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2021.

Our derivative instruments expose us to credit risk in the event of default by a counterparty. We believe such exposure is mitigated by the substantial resources and strong creditworthiness of the counterparties to our derivative instruments at September 30, 2021. In the event a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

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

Limitations on the Effectiveness of Controls.  We do not expect our disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.  The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, by our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2021, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on this assessment, management has concluded that, as of September 30, 2021, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

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

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2022 Annual Meeting of Stockholders under the headings “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance, the Board, and Its Committees” and “Report of the Audit Committee.”

ITEM 11.EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2022 Annual Meeting of Stockholders under the headings “Directors’ Compensation and Benefits,” “Narrative Discussion of Director Compensation Table,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2022 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Company’s Stock.”

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of September 30, 2021, about our common stock that may be issued under all of our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	6,567,580	$18.46	7,082,919
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,567,580	$18.46	7,082,919

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2022 Annual Meeting of Stockholders under the headings “Corporate Governance, the Board, and Its Committees,” “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions.”

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2022 Annual Meeting of Stockholders under the heading “Proposal 3 – Ratification of Selection of Auditors.”

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

4.7

Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012

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

4.9

Credit Agreement dated July 6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2017 †

4.10

Amendment No. 1 dated March 27, 2018, to Credit Agreement dated July 6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018

4.11

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

10.8

2011 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 18, 2010

10.9

2011 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on November 18, 2010

10.10

2011 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed November 15, 2012

Exhibit No.	Description

10.11

2016 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2016

10.12

Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 19, 2018

10.13

2019 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2019

10.14

Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2019

10.15

Form of Stock Option Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.16

Form of Restricted Stock Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.17

Form of Severance Agreement between each of Mark G. Spinks and the Company effective July 31, 2015, Scott C. Sherman and the Company effective October 1, 2017, John M. Henrich and the Company effective June 10, 2019, Pamela K. Kohn and the Company effective October 3, 2019, and Denise Paulonis and the Company effective October 1, 2021, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 5, 2012

10.18

2012 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

10.19

Sally Beauty Holdings, Inc. Fourth Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on November 14, 2018

10.20	Sally Beauty Holdings, Inc. Annual Incentive Plan*

10.21	Separation agreement between Christian A. Brickman and the Company effective as of August 26, 2021, including Release of Claims effective as of October 1, 2021*

10.22	Consulting Agreement between Christian A. Brickman and the Company effective September 30, 2021*

10.23	Offer Letter to Denise Paulonis, dated as of August 26, 2021*

21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*

22	List of Subsidiary Guarantors*

23.1	Consent of KPMG*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Denise Paulonis*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Denise Paulonis*

32.2	Section 1350 Certification of Marlo M. Cormier*

Exhibit No.	Description

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) the Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

*	Included herewith
†

Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(c)   Financial Statement Schedules

None

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of November, 2021.

SALLY BEAUTY HOLDINGS, INC.
By:	/s/ Denise Paulonis
Denise Paulonis
President, Chief Executive Officer and Director

By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer

By:	/s/ Kim McIntosh
Kim McIntosh
Group Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denise Paulonis	President, Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2021
Denise Paulonis

/s/ Marlo M. Cormier	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 19, 2021
Marlo M. Cormier

/s/ Kim McIntosh	Group Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	November 19, 2021
Kim McIntosh

/s/ Robert R. McMaster	Chairman of the Board of Directors	November 19, 2021
Robert R. McMaster

/s/ Timothy R. Baer	Director	November 19, 2021
Timothy R. Baer

/s/ Marshall E. Eisenberg	Director	November 19, 2021
Marshall E. Eisenberg

/s/ Diana S. Ferguson	Director	November 19, 2021
Diana S. Ferguson

/s/ Dorlisa K. Flur	Director	November 19, 2021
Dorlisa K. Flur

/s/ James M. Head	Director	November 19, 2021
James M. Head

/s/ Linda Heasley	Director	November 19, 2021
Linda Heasley

/s/ John A. Miller	Director	November 19, 2021
John A. Miller

/s/ Susan R. Mulder	Director	November 19, 2021
Susan R. Mulder

/s/ Erin Nealy Cox	Director	November 19, 2021
Erin Nealy Cox

/s/ Edward W. Rabin	Director	November 19, 2021
Edward W. Rabin

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements

Years ended September 30, 2021, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sally Beauty Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity (deficit) for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Accounting Principle

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of vendor rebates and concessions

As discussed in Note 2 to the consolidated financial statements, other accounts receivable consists primarily of amounts earned from the Company’s vendors under contractual agreements (collectively referred to as vendor rebates and concessions). These agreements are often specific to a particular product or promotion for a specified period of time, which results in a high volume of agreements, each with potentially non-standardized terms and conditions governing how the rebate is earned and calculated. Therefore, the inputs used to calculate the vendor rebates and concessions, which can include financial and non-financial data from multiple sources, will vary depending on the specific terms of the agreements. Other accounts receivable was $34.0 million as of September 30, 2021.

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

Dallas, Texas

November 19, 2021

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2021 and 2020

(In thousands, except par value data)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$400,959	$514,151
Trade accounts receivable, net	32,623	35,590
Accounts receivable, other	33,958	20,839
Inventory	871,349	814,503
Other current assets	44,686	48,014
Total current assets	1,383,575	1,433,097
Property and equipment, net	307,377	315,029
Operating lease assets	537,673	525,634
Goodwill	541,209	540,038
Intangible assets, excluding goodwill, net	55,532	58,283
Other assets	21,766	23,066
Total assets	$2,847,132	$2,895,147
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$194	$180
Accounts payable	291,632	236,333
Accrued liabilities	206,155	170,665
Current operating lease liabilities	156,234	153,267
Income taxes payable	10,666	2,917
Total current liabilities	664,881	563,362
Long-term debt	1,382,530	1,796,897
Long-term operating lease liabilities	404,147	394,375
Other liabilities	29,056	32,976
Deferred income tax liabilities, net	85,777	92,094
Total liabilities	2,566,391	2,879,704
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 113,138 and 116,986 shares issued and 112,913 and 116,725 shares outstanding at September 30, 2021 and 2020, respectively	1,129	1,124
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	17,286	1,913
Accumulated earnings	356,967	117,109
Accumulated other comprehensive loss, net of tax	(94,641)	(104,703)
Total stockholders’ equity	280,741	15,443
Total liabilities and stockholders’ equity	$2,847,132	$2,895,147

The accompanying notes are an integral part to these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Fiscal Years ended September 30, 2021, 2020 and 2019

(In thousands, except per share data)

	2021	2020	2019
Net sales	$3,874,997	$3,514,330	$3,876,411
Cost of goods sold	1,921,663	1,798,736	1,965,869
Gross profit	1,953,334	1,715,594	1,910,542
Selling, general and administrative expenses	1,530,280	1,442,809	1,452,751
Restructuring	4,611	14,025	(682)
Operating earnings	418,443	258,760	458,473
Interest expense	93,509	98,793	96,309
Earnings before provision for income taxes	324,934	159,967	362,164
Provision for income taxes	85,076	46,722	90,541
Net earnings	$239,858	$113,245	$271,623
Earnings per share:
Basic	$2.13	$0.99	$2.27
Diluted	$2.10	$0.99	$2.26
Weighted average shares:
Basic	112,653	113,881	119,636
Diluted	114,212	114,680	120,283

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Fiscal Years ended September 30, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Net earnings	$239,858	$113,245	$271,623
Other comprehensive income (loss):
Foreign currency translation adjustments	9,957	11,821	(22,576)
Interest rate caps, net of tax	918	198	(4,566)
Foreign exchange contracts, net of tax	(813)	565	(154)
Other comprehensive income (loss), net of tax	10,062	12,584	(27,296)
Total comprehensive income	$249,920	$125,829	$244,327

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended September 30, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Cash Flows from Operating Activities:
Net earnings	$239,858	$113,245	$271,623
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	102,201	106,779	107,658
Share-based compensation expense	11,656	8,426	9,180
Amortization of deferred financing costs	4,212	4,118	3,786
Net loss/(gain) on disposal and impairment of assets	290	3,562	(7,544)
Net loss on extinguishment of debt	4,260	38	951
Deferred income taxes	(7,336)	13,691	5,532
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	2,923	10,031	4,399
Accounts receivable, other	(13,972)	41,463	(20,432)
Inventory	(52,277)	149,845	(20,272)
Other current assets	976	(15,654)	7,418
Other assets	4,360	(2,007)	(3,225)
Accounts payable and accrued liabilities	79,851	(26,876)	(42,719)
Income taxes payable	8,041	(5,489)	6,144
Operating lease assets and liabilities	730	10,339	—
Other liabilities	(3,913)	15,378	(2,084)
Net cash provided by operating activities	381,860	426,889	320,415
Cash Flows from Investing Activities:
Payments for property and equipment	(73,904)	(110,858)	(107,755)
Proceeds from sales of property and equipment	235	53	15,312
Acquisitions, net of cash acquired	(2,350)	(12,970)	(3,424)
Net cash used by investing activities	(76,019)	(123,775)	(95,867)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	22	1,087,504	593,504
Repayments of long-term debt	(422,258)	(882,921)	(777,538)
Debt issuance costs	(1,300)	(6,257)	—
Payments for common stock repurchased	—	(61,357)	(47,434)
Proceeds from exercises of stock options	3,568	2,792	2,160
Net cash (used) provided by financing activities	(419,968)	139,761	(229,308)
Effect of foreign exchange rate changes on cash and cash equivalents	935	(219)	(1,040)
Net (decrease) increase in cash and cash equivalents	(113,192)	442,656	(5,800)
Cash and cash equivalents, beginning of period	514,151	71,495	77,295
Cash and cash equivalents, end of period	$400,959	$514,151	$71,495
Supplemental Cash Flow Information:
Interest paid	$88,982	$83,123	$95,171
Income taxes paid	$79,765	$49,869	$83,783
Capital expenditures incurred but not paid	$19,932	$9,772	$26,233

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Fiscal Years ended September 30, 2021, 2020 and 2019

(In thousands)

			Additional	Accumulated	Accumulated Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity (Deficit)
Balance at September 30, 2018	119,926	$1,199	$—	$(179,764)	$(89,991)	$(268,556)
Net earnings	—	—	—	271,623	—	271,623
Other comprehensive loss, net of tax	—	—	—	—	(27,296)	(27,296)
Repurchases of common stock	(3,562)	(36)	(11,336)	(36,062)	—	(47,434)
Share-based compensation	209	2	9,178	—	—	9,180
Stock issued for equity awards	152	2	2,158	—	—	2,160
Balance at September 30, 2019	116,725	1,167	—	55,797	(117,287)	(60,323)
Cumulative effect of ASC 842 adoption	—	—	—	76	—	76
Net earnings	—	—	—	113,245	—	113,245
Other comprehensive income, net of tax	—	—	—	—	12,584	12,584
Repurchases of common stock	(4,702)	(46)	(9,302)	(52,009)	—	(61,357)
Share-based compensation	159	1	8,425	—	—	8,426
Stock issued for equity awards	223	2	2,790	—	—	2,792
Balance at September 30, 2020	112,405	1,124	1,913	117,109	(104,703)	15,443
Net earnings	—	—	—	239,858	—	239,858
Other comprehensive income, net of tax	—	—	—	—	10,062	10,062
Share-based compensation	—	—	11,656	—	—	11,656
Stock issued for equity awards	508	5	3,717	—	—	3,722
Balance at September 30, 2021	112,913	$1,129	$17,286	$356,967	$(94,641)	$280,741

The accompanying notes are an integral part of these consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

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

Trade Accounts Receivable and Accounts Receivable, Other

Trade accounts receivable consist of credit extended directly to certain customers who meet our credit requirements in the ordinary course of business and are stated at their carrying values, net of an allowance for doubtful accounts. Our allowance for doubtful accounts is regularly reviewed on the basis of our historical collection data and current customer information. Customer account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2021 and 2020, our allowance for doubtful accounts was $1.1 million and $1.9 million, respectively.

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

Fiscal Years ended September 30, 2021, 2020 and 2019

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

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases, reduced by tenant improvement allowances and any rent abatement. Operating lease assets are tested for impairment in the same manner as our long-lived assets. During fiscal year 2020, we impaired approximately $1.9 million, respectively in operating lease assets and leasehold improvements, primarily as a result of the impact of COVID-19, within selling, general and administrative expenses.

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

The following table summarizes our property and equipment balances and their estimated useful lives (dollars in thousands):

	Life	September 30,
	(in years)	2021	2020
Land	N/A	$10,119	$10,120
Buildings and building improvements	5 – 40	57,049	54,521
Leasehold improvements	2 – 10	326,595	304,404
Furniture, fixtures and equipment	2 – 10	681,017	640,693
Total property and equipment, gross		1,074,780	1,009,738
Accumulated depreciation and amortization		(767,403)	(694,709)
Total property and equipment, net		$307,377	$315,029

Depreciation expense for the fiscal years 2021, 2020 and 2019 was $93.2 million, $95.5 million and $96.1 million, respectively, and is included in selling, general and administrative expenses in our consolidated statements of earnings.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

Valuation of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. The recoverability of long-lived assets and intangible assets subject to amortization is assessed by comparing the net carrying amount of each asset to the total estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Goodwill and Indefinite-lived Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at least annually, as of January 31st, and whenever events or changes in circumstances indicate its carrying amount may be less than its recoverable amount, to determine whether or not it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Furthermore, we considered potential triggering events each quarter, including fluctuations of our stock price, and determined there were no such events during the current fiscal year.

Components within the same operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of September 30, 2021 and 2020, our reporting units consisted of Sally Beauty Supply (“SBS”) and Beauty Systems Group (“BSG”). We assign goodwill to the reporting unit which consolidates the acquisition.

When assessing goodwill for impairment, we may perform a qualitative assessment which evaluates macro-economic conditions, current and projected cash flows, and other events or changes in circumstances to determine if a quantitative assessment is necessary. For fiscal year 2021, we completed a qualitative assessment and determined that while COVID-19 had a macro-economic impact, there were no material impacts to the reporting units to require a quantitative assessment. We have not recorded any impairment charges related to goodwill in the current or prior fiscal years presented.

Indefinite-lived Intangible Assets

Our intangible assets with indefinite lives consist of trade names acquired in business combinations. Upon acquisition of these identifiable intangible assets, we base our valuation on the information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. These assets are evaluated for impairment annually, as of January 31st, and whenever events or changes in circumstances indicate the asset’s carrying amount may be less than its recoverable amount, to determine whether or not it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. When assessing intangible assets with indefinite lives for impairment, we compare the fair value of each asset against its carrying value. Fair value is based on the relief-from-royalty method. Based on our assessments, no material impairment charges related to intangible assets were recorded in the current or prior fiscal years presented.

Self-Insurance Programs

We self-insure the risks related to workers’ compensation, general and auto liability, property and certain employee-related healthcare benefits. We have obtained third-party excess insurance coverage to limit our exposure per occurrence and aggregate cash outlay.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

We record an estimated liability for the ultimate cost of claims incurred and unpaid as of the balance sheet date, which includes claims filed and estimated losses incurred but not yet reported. We estimate the ultimate cost based on an analysis of our historical data and actuarial estimates. These estimates are reviewed on a regular basis to ensure the recorded liability is adequate. The current and long-term portions of these liabilities are recorded at their present value and included in accrued liabilities and other liabilities in our consolidated balance sheets, respectively.

Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data. Additionally, we have assessed all revenue streams for principal versus agent considerations and have concluded we are the principal for all transactions.

See Note 17 for additional information regarding the disaggregation of our revenue.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

Customer Loyalty Rewards

Our Sally Beauty Rewards Loyalty Program in the U.S. and Canada, enables customers to earn points based on their status for every dollar spent on merchandise purchased in our SBS stores and through our sallybeauty.com website, including on our SBS mobile commerce-based app. When a specific tier has been reached, a customer will receive a certificate which can be used at any of our U.S. and Canadian SBS stores or through our sallybeauty.com website including on our SBS mobile commerce-based app, on their next purchase. Based on the rewards loyalty program policies, points expire after twelve months of inactivity and certificates will expire after a specific time period from the date of issuance. Certificates generated from our rewards loyalty program provide a material right to customers and represent a separate performance obligation. Rewards loyalty points are accrued at the standalone value per point, net of estimated breakage, and are included within accrued liabilities on our consolidated balance sheets. We recognize the revenue when the customer redeems the certificate. Points and certificates are issued by and represent liabilities of Sally Beauty Supply LLC.

The following table shows the amount of contract liabilities on our consolidated balance sheets as of September 30, 2021 and 2020 (in thousands):

		September 30,
Contracts	Balance Sheet Classification	2021	2020
Gift cards	Accrued liabilities	$5,299	$5,066
Rewards loyalty program	Accrued liabilities	11,445	8,881
Total liability		$16,744	$13,947

Changes to our contract liabilities for fiscal year 2021 were as follows (in thousands):

September 30, 2020	$13,947
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	15,226
Revenue recognized from beginning liability	(12,429)
September 30, 2021	$16,744

Advertising Costs

Advertising costs relate mainly to print advertisements, digital marketing, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs were $70.9 million, $72.7 million and $73.3 million for the fiscal years 2021, 2020 and 2019, respectively, and are included in selling, general and administrative expenses in our consolidated statements of earnings.

Share-based Compensation

We measure the cost of services received from our employees and directors in exchange for an award of equity instruments based on the fair value of the award on the date of grant which are expensed ratably over the vesting period, except for awards issued to retirement eligible participants, which are expensed on an accelerated basis. We recognize the impact of forfeitures as they occur. Share-based compensation expense is included in selling, general and administrative expenses in our consolidated statements of earnings.

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

Fiscal Years ended September 30, 2021, 2020 and 2019

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

Fiscal Years ended September 30, 2021, 2020 and 2019

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

Fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows (in thousands):

			As of September 30,
	Classification	Pricing Category	2021	2020
Financial Assets
Cash equivalents	Cash and cash equivalents	Level 1	$—	$194,612
Interest rate caps	Other assets	Level 2	35	27
Total assets			$35	$194,639

Financial Liabilities
None

Cash equivalents, at September 30, 2021, consist of highly liquid investments which mature daily and are valued using unadjusted quoted market prices for such securities. The fair value for interest rate caps were measured using widely accepted valuation techniques, such as discounted cash flow analyses, and observable inputs, such as market interest rates.

Other fair value disclosures

Carrying amounts and the related estimated fair value of our long-term debt, excluding capital lease obligations, are as follows:

		As of September 30,
		2021		2020
	Pricing Category	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes	Level 1	979,961	1,019,635	$1,177,380	$1,217,707
Other long-term debt	Level 2	413,000	411,451	635,788	619,397
Total debt		$1,392,961	$1,431,086	$1,813,168	$1,837,104

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

5.Accumulated Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors (the “Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2021. In July 2021, the Board approved a term extension of the program through September 30, 2025.

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Fiscal Year Ended September 30,
	2021	2020	2019
Number of shares repurchased	—	4,702	3,562
Total cost of share repurchased	$—	$61,357	$46,621

The amounts above do not include approximately 71,000, 159,000 and 209,000 shares surrendered by grantees to satisfy personal income tax withholdings obligations upon vesting of equity-based awards valued at approximately $1.0 million, $0.3 million and $0.8 million during the fiscal years 2021, 2020 and 2019, respectively.

We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent share repurchase amounts exceeded the balance of additional paid-in capital prior to such repurchases, we recorded the excess in accumulated stockholders’ equity on our consolidated balance sheets. We funded these share repurchases with cash from operations and borrowings under the ABL facility, as appropriate.

Accumulated other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2019	$(113,932)	$(3,201)	$(154)	$(117,287)
Other comprehensive income (loss) before reclassifications, net of tax	11,821	(411)	(531)	10,879
Reclassification to net earnings, net of tax	—	609	1,096	1,705
Balance at September 30, 2020	(102,111)	(3,003)	411	(104,703)
Other comprehensive income (loss) before reclassifications, net of tax	9,957	(282)	(1,070)	8,605
Reclassification to net earnings, net of tax	—	1,200	257	1,457
Balance at September 30, 2021	$(92,154)	$(2,085)	$(402)	$(94,641)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.

6.Weighted Average Shares

The following table sets forth the computations of basic and diluted earnings per share (in thousands):

	Fiscal Year Ended September 30,
	2021	2020	2019
Weighted-average basic shares	112,653	113,881	119,636
Dilutive securities:
Stock option and stock award programs	1,559	799	647
Weighted-average diluted shares	114,212	114,680	120,283

At September 30, 2021, 2020 and 2019, options to purchase approximately 3.9 million, 4.7 million and 4.7 million shares, respectively, of our common stock were outstanding but not included in the computation of diluted earnings per share, because these options were anti-dilutive.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

7.Share-Based Payments

Our Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan (the "Omnibus Plan") allows us to grant awards to its employees up to 8.0 million shares of our common stock, plus an additional number of shares based on the number of shares outstanding as of the beginning of the current plan that have subsequently been terminated, expired unexercised, cash-settled, cancelled, forfeited or lapsed for any reason. Currently, we have awarded grants to employees and non-employee directors under the terms of the Omnibus Plan.

The following table presents total compensation cost for all share-based compensation arrangements, and the related income tax benefits recognized in our consolidated statement of earnings (in thousands):

	Fiscal Year Ended September 30,
	2021	2020	2019
Share-based compensation expense	$11,656	$8,426	$9,180
Income tax benefit related to share-based compensation expense	$2,834	$2,059	$2,357

The Omnibus Plan award types are as follows:

Performance-based awards: Our performance awards vest over three years upon the satisfaction of the employee service condition and our level of achievement with respect to a mix of certain specified performance targets. For fiscal year 2021, we issued performance awards with a financial performance target based on the growth on adjusted consolidated operating income (“AOI”) for each of the next three years. For the fiscal year 2020 and 2019 performance awards, the performance targets included growth of AOI and return on invested capital during the three-year performance period.

For each performance award, a grantee may earn from 0% to 200% of the original awarded amount. Fair value of our performance awards related to the achievement of financial performance targets are based on our stock price on the date of grant. During the fiscal years ended September 30, 2021, 2020 and 2019, the fair value of our performance awards was $15.33, $16.65 and $17.22, respectively.

Market-based awards: In fiscal year 2021, we issued market-based awards that vest over three years and are dependent on the level of achievement of relative total shareholder return (“rTSR”) against a group of peer companies measured over a three-year period. For each rTSR, a grantee may earn from 0% to 200% of the original awarded amount. The fair value was determined by using the Monte Carlo simulation model due to the award being subject to a market condition. Expense is determined upon issuance and is recognized regardless of whether the market performance target is achieved.

Stock options: Stock option awards are valued using the Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant and expense ratably over the vesting period, generally three years. Stock options have a ten year life.

Restricted stock: Restricted stock awards (“RSA”) and restricted stock units (“RSU”) are valued using the closing market price of our common stock on the date of grant. Expense is recognized ratably over the vesting period, generally three years for RSAs and RSUs issued to employees and one year for RSUs issued to our independent directors. An RSA award is an award of our shares that have full voting rights and dividend rights, but are restricted with regard to sale or transfer. These restrictions lapse over the vesting period. RSUs awarded to our independent directors may elect, upon receipt of such award, to defer until a later date delivery of the shares of our common stock that would otherwise be issued on the vesting date. RSUs granted to independent directors prior to the fiscal year 2012, are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

Performance-Based Awards

The following table presents a summary of the activity for our performance awards assuming 100% payout:

Performance Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2020	542	$17.06
Granted	142	15.33
Vested	—	—
Forfeited	(382)	17.16
Unvested at September 30, 2021	302	$16.59

As of September 30, 2021, approximately $1.2 million of total unrecognized compensation costs related to unvested performance awards are expected to be recognized over the weighted average period of 1.5 years.

Market-Based Awards

The following table presents a summary of the activity for our market awards:

Market Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2020	—	$—
Granted	142	20.96
Vested	—	—
Forfeited	(52)	20.96
Unvested at September 30, 2021	90	$20.96

As of September 30, 2021, approximately $1.4 million of total unrecognized compensation costs related to unvested market awards are expected to be recognized over the weighted average period of 2.1 years.

The weighted average assumptions used in the Monte Carlo model relating to the valuation of our rTSR issued in fiscal year 2021 were as follows:

Expected term (in years)	2.7
Expected volatility	59.4%
Risk-free interest rate	0.2%
Dividend yield	0.0%

Service-Based Awards

Stock Option Awards

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2020	4,738	$20.92	6.2	$—
Granted	1,638	9.13
Exercised	(268)	17.20
Forfeited or expired	(943)	14.96
Outstanding at September 30, 2021	5,165	$18.46	4.6	$9,627
Exercisable at September 30, 2021	3,653	$21.49	2.9	$983

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

The weighted average assumptions used in the Black-Scholes model relating to the valuation of our stock options are as follows:

	Fiscal Year Ended September 30,
	2021	2020	2019
Expected life (in years)	6.0	5.0	5.0
Expected volatility	44.5%	35.8%	30.5%
Risk-free interest rate	0.4%	1.7%	3.0%
Dividend yield	0.0%	0.0%	0.0%

The expected life of options awarded represents the period of time such options are expected to be outstanding and is based on our historical experience. The risk-free interest rate is based on the zero-coupon U.S. Treasury notes with a term comparable to the expected life of an award at the date of the grant. Since we do not currently expect to pay dividends, the dividend yield used for this purpose is 0%.

The weighted average fair value per share at the date of grant of the stock options awarded during the fiscal years 2021, 2020 and 2019 was $3.85, $5.66 and $5.86, respectively. The aggregate fair value of stock options vested during the fiscal years 2021, 2020 and 2019 was $3.4 million, $2.7 million and $5.1 million, respectively.

The aggregate intrinsic value of options exercised during the fiscal years 2021, 2020 and 2019 was $0.7 million, $0.5 million and $0.9 million, respectively. The total cash received during the fiscal years 2021, 2020 and 2019 from these option exercises was $4.6 million, $3.0 million and $2.2 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $0.1 million, $0.1 million and $0.2 million, respectively.

At September 30, 2021, approximately $3.8 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 1.8 years.

RSAs

The following table presents a summary of the activity for our RSAs:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2020	419	$16.32
Granted	—	—
Vested	(107)	15.99
Forfeited	(87)	16.45
Unvested at September 30, 2021	225	$16.44

At September 30, 2021, approximately $1.0 million of total unrecognized compensation costs related to unvested RSAs are expected to be recognized over the weighted average period of 1.1 years.

RSUs

The following table presents a summary of the activity for our RSUs:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2020	91	$16.47
Granted	819	9.32
Vested	(140)	13.90
Forfeited	(202)	9.09
Unvested at September 30, 2021	568	$9.41

At September 30, 2021, approximately $2.6 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 2.0 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

8.   Leases

Our operating and finance leases consisted of the following (in thousands):

		September 30,
	Balance Sheet Classification	2021	2020
Assets:
Operating lease	Operating lease assets	$537,673	$525,634
Finance lease	Property and equipment, net	2,556	2,888
Total lease assets		$540,229	$528,522

Liabilities:
Current:
Operating lease	Current operating lease liabilities	$156,234	$153,267
Finance lease	Current maturities of long-term debt	194	180

Long-term:
Operating lease	Long-term operating lease liabilities	404,147	394,375
Finance lease	Long-term debt	485	684
Total lease liabilities		$561,060	$548,506

Our lease costs, net of immaterial sublease income, consisted of the following (in thousands):

		For the Year Ended September 30,
	Statement of Earnings Classification	2021	2020
Operating lease costs (a)	Cost of goods sold and selling, general and administrative expenses (b)	$193,583	$192,484
Finance lease costs:
Amortization of leased assets	Selling, general and administrative expenses	328	303
Interest on lease liabilities	Interest expense	14	36
Variable lease costs (c)	Selling, general and administrative expenses	53,698	45,191
Total lease costs		$247,623	$238,014
(a)	Includes costs related to short-term leases, which are immaterial.
(b)	Certain supply chain-related amounts are included in cost of goods sold.
(c)	Includes common area maintenance, real estate taxes and insurance related to leases

In response to COVID-19, the FASB issued interpretive guidance that provides an option for entities to make a policy election for lease concessions as a result of COVID-19, provided that the modified contracts result in total cash flows that are substantially the same or less than the original contracts. This policy election allows for lease concessions to be treated as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contracts). We have elected to apply this policy election and have included rent abatements related to COVID-19 into variable lease costs. For the year ended September 30, 2021 and 2020, we recognized benefits of $3.1 million and $11.7 million for rent abatements related to COVID-19, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

As of September 30, 2021, the approximate future lease payments under our leases under ASC 842, Leases, are as follows (in thousands):

Fiscal Year	Operating leases	Finance leases
2022	$173,990	$197
2023	135,971	197
2024	98,874	191
2025	69,565	158
2026	48,331	—
Thereafter	100,415	—
Total undiscounted lease payments	627,146	743
Less: imputed interest	66,765	64
Present value of lease liabilities	$560,381	$679

The table above does not include operating leases we have entered into of approximately $27.8 million that have not commenced, primarily related to future retail stores.

Other lease information is as follows (dollars in thousands):

	For the Year Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$189,012	$183,808
Operating cash flows – finance leases	14	36
Financing cash flows – finance leases	202	34

Supplemental non-cash information on lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$180,945	$204,245
Lease assets obtained in exchange for new finance lease liabilities	22	4

	September 30,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	5.1	5.1
Finance leases	3.7	3.8
Weighted-average discount rate:
Operating leases	4.5%	4.4%
Finance leases	0.3%	0.3%

9.Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the fiscal years 2021 and 2020 are as follows (in thousands):

	SBS	BSG	Total
Balance at September 30, 2019	$76,905	$453,881	530,786
Acquisitions	—	5,342	5,342
Foreign currency translation	4,281	(371)	3,910
Balance at September 30, 2020	$81,186	$458,852	$540,038
Acquisitions	231	(1,582)	(1,351)
Foreign currency translation	743	1,779	2,522
Balance at September 30, 2021	$82,160	$459,049	$541,209

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

The following table reflects our other intangible assets, excluding goodwill, on our consolidated balance sheets. Once an intangible becomes fully amortized, the original cost and accumulated amortization is removed in the subsequent period. In the table below, prior year amounts for definite-lived intangible assets have been conformed to the current year’s presentation. As of September 30, 2021 and 2020, we had the following (in thousands):

	September 30, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived Intangible assets:
Customer relationships	$32,621	$(26,246)	$6,375	$47,787	$(38,876)	$8,911
Distribution rights	11,660	(9,251)	2,409	24,509	(21,570)	2,939
Other intangible assets	5,238	(3,460)	1,778	5,300	(3,045)	2,255
Total definite-lived intangible assets	49,519	(38,957)	10,562	77,596	(63,491)	14,105
Indefinite-lived Intangible assets:
Trade names	44,970	—	44,970	44,178	—	44,178
Total intangible assets, excluding goodwill, net	$94,489	$(38,957)	$55,532	$121,774	$(63,491)	$58,283

Our definite-lived intangible assets are amortized on a straight-line basis over the period that we expected an economic benefit, typically over periods of three to ten years. For the fiscal years ended September 30, 2021, 2020 and 2019, amortization expense related to intangible assets totaled $6.6 million, $9.0 million and $11.3 million, respectively.

As of September 30, 2021, the expected future amortization expense related to definite-lived intangible assets is as follows (in thousands):

Fiscal Year:
2022	$4,017
2023	2,867
2024	1,894
2025	1,439
2026	345
Thereafter	—
$10,562

10.Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2021	2020
Compensation and benefits	$73,344	$54,749
Interest payable	24,101	29,048
Deferred revenue	18,543	16,728
Rental obligations	10,501	8,964
Insurance reserves	5,934	4,796
Property and other taxes	3,853	4,109
Operating accruals and other	69,879	52,271
Total accrued liabilities	$206,155	$170,665

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

11.Commitments and Contingencies

Commitments

Letters of Credit

We had $18.3 million and $18.6 million of outstanding letters of credit as of September 30, 2021 and 2020, respectively.

Contingencies

Legal Proceedings

The Company is, from time to time, involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, the data security incidents and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. We have no significant liabilities for loss contingencies at September 30, 2021 and 2020.

12.Debt

Short-term Debt

In May 2021, we entered into a third amendment to our five-year asset-based senior secured loan facility (the "ABL facility") with a syndicate of banks, which reduced the revolving commitment thereunder from $600.0 million to $500.0 million and extended the maturity to May 11, 2026. In connection with the amendment, we incurred $1.3 million in debt issuance costs that will be amortized over the life of the ABL facility.

The interest rate on the ABL facility is variable and determined at our option as (i) prime plus 0.25% or 0.50% or (ii) London Interbank Offered Rate plus 1.25% or 1.50%. In addition, the terms of the ABL facility contain a commitment fee of 0.20% on the unused portion of the facility. Borrowings under the ABL facility are secured by a first-priority lien in and upon the accounts and inventory (and the proceeds thereof) of the Company and its guarantor subsidiaries. Furthermore, the ABL facility is also secured by a second-priority lien in and upon the remaining assets of the Company and its guarantor subsidiaries.

At September 30, 2021 and 2020, there were no outstanding borrowings under our ABL facility. At September 30, 2021, we had $468.5 million available for borrowing, thereunder, including our Canadian sub-facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Long-term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,
	2021	2020	Interest Rates
Term loan B:
Variable-rate tranche	$413,000	$422,625	LIBOR plus 2.25%
Fixed-rate tranche	—	213,163	4.500%
Senior notes due Nov. 2023	—	197,419	5.500%
Senior notes due Apr. 2025	300,000	300,000	8.750%
Senior notes due Dec. 2025	679,961	679,961	5.625%
Total	$1,392,961	$1,813,168
Plus: capital lease obligations	679	864
Less: unamortized debt issuance costs and discount, net	10,916	16,955
Total debt	$1,382,724	$1,797,077
Less: current maturities	194	180
Total long-term debt	$1,382,530	$1,796,897

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

Maturities of our debt, excluding capital leases, are as follows at September 30, 2021 (in thousands):

Fiscal Year:
2022-2023	$—
2024	413,000
2025	300,000
2026	679,961
Thereafter	—
Total	$1,392,961

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

In January 2021, we paid the remaining $213.2 million aggregate principal amount of our term loan B fixed tranche at par, excluding accrued interest. In connection with the repayment, we recognized a $1.4 million loss on the extinguishment of debt from the write-off of unamortized deferred financing costs.

Additionally in June 2021, we elected to repay $8.3 million aggregate principal amount of our term loan B variable tranche. Furthermore in September 2021, we elected to repay an additional $1.4 million aggregate principal amount. These optional prepayments did not have any early prepayment penalties. In connection with the prepayments, we recognized a loss on extinguishment of debt of $0.1 million from the write-off of unamortized deferred financing costs.

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

Covenants

The agreements governing our debt contain a customary covenant package that places restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions. As of September 30, 2021, we are in compliance with all debt covenants and all the net assets of our consolidated subsidiaries were unrestricted from transfer.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

13.Derivative Instruments

As of September 30, 2021, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 4 for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

During the fiscal year ended September 30, 2021, we entered into foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries over fiscal year 2021. As of September 30, 2021, all of our foreign currency forward derivatives instruments had settled. We record, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL and recognize realized gain or loss into cost of goods sold based on inventory turns. As of September 30, 2021, we expect to reclassify approximately $0.5 million in net losses into cost of goods sold over the next 12 months.

During the fiscal year ended September 30, 2021, we reclassified $0.3 million of net losses into cost of goods sold.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”). The interest rate caps are made up of individual caplets that expire monthly through June 30, 2023 and are designated as cash flow hedges.

Over the next 12 months, we expect to reclassify approximately $1.7 million into interest expense, which represents the original value of the expiring caplets.

During the fiscal year ended September 30, 2021, we reclassified $1.2 million into interest expense.

14. 401(k) and Profit Sharing Plan

We offer 401(k) Plans to our U.S. and Puerto Rico employees who meet certain eligibility requirements. The U.S. 401(k) Plan allows employees to contribute immediately upon hire, while the Puerto Rico 401(k) Plan allows employees to contribute after one year of employment. Under the terms of each 401(k) Plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by each 401(k) Plan and by statutory limitations. We currently match a portion of employee contributions, as defined by each 401(k) Plan. We recognized expense of $6.2 million, $5.8 million and $6.2 million in the fiscal years ended September 30, 2021, 2020 and 2019, respectively, related to such matching contributions and these amounts are included in selling, general and administrative expenses in our consolidated statements of earnings.

In addition, pursuant to the 401(k) Plans, we may elect to make voluntary profit sharing contributions to the accounts of eligible employees as determined by the Compensation Committee of the Board. During the fiscal years ended September 30, 2021, 2020 and 2019, we did not make a profit sharing contribution to the 401(k) Plans.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

15.Income Taxes

U.S. Tax Law Changes

In response to the global pandemic related to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, temporary suspension of certain payment requirements for the employer portion of social security taxes, and the creation of certain refundable employee retention credits. There was not a material impact on our income tax expense for the fiscal years ended September 30, 2021 and 2020, related to the CARES Act. We will continue to monitor legislative developments related to COVID-19 and will record the associated income tax impacts in the periods that guidance is finalized or when we are able to reasonably estimate an impact.

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

The U.S. Treasury Department has issued final regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of U.S Tax Reform. Certain guidance included in these final regulations is inconsistent with our interpretation of the enacted tax law that led to the recognition of a $2.5 million benefit in the first quarter of fiscal year 2019. Notwithstanding this inconsistency, we remain confident in our interpretation of the Internal Revenue Code and intend to defend this position through litigation, if necessary. However, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit.

Beginning with our first quarter of fiscal year 2019, we are subject to taxation on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. We have made the policy election to record this tax as a period cost at the time it is incurred. The impact from GILTI was immaterial for fiscal years 2021, 2020, and 2019. For the fiscal year ended September 30, 2020, the provision for income taxes also includes a benefit due to a reduction of prior year tax related to GILTI. The benefit is a result of favorable final Regulations being issued by the Department of Treasury in July 2020, which can be applied retroactively.

The provision for income taxes for the fiscal years 2021, 2020 and 2019 consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2021	2020	2019
Current:
Federal	$64,526	$22,282	$59,855
Foreign	14,869	6,120	10,132
State	14,364	4,730	15,339
Total current portion	93,759	33,132	85,326
Deferred:
Federal	(6,054)	10,177	4,905
Foreign	(1,195)	1,321	(1,498)
State	(1,434)	2,092	1,808
Total deferred portion	(8,683)	13,590	5,215
Total provision for income taxes	$85,076	$46,722	$90,541

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Fiscal Year Ended September 30,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.0	3.4	3.4
Effect of foreign operations	0.8	(0.4)	0.2
Foreign valuation allowances	0.6	4.6	(0.2)
Tax law change - GILTI	—	(1.0)	—
Deemed repatriation tax	—	0.2	(0.3)
Share-based payment awards	0.6	1.2	0.6
Other, net	0.2	0.2	0.3
Effective tax rate	26.2%	29.2%	25.0%

The tax effects of temporary differences that give rise to our deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2021	2020
Deferred tax assets attributable to:
Foreign loss carryforwards	$34,007	$35,091
Accrued liabilities	18,662	8,871
Share-based compensation expense	8,392	8,988
U.S. foreign tax credits	11,199	11,199
U.S. federal social security tax deferral	3,089	4,038
Inventory adjustments	2,754	2,131
Other	2,984	1,101
Total deferred tax assets	81,087	71,419
Valuation allowance	(51,810)	(50,543)
Total deferred tax assets, net	29,277	20,876
Deferred tax liabilities attributable to:
Depreciation and amortization	109,038	107,672
Net deferred tax liability	$79,761	$86,796

We believe that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. We have recorded a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carry-forwards.

Domestic earnings before provision for income taxes were $288.0 million, $168.0 million and $328.3 million in the fiscal years 2021, 2020 and 2019, respectively. Foreign earnings before provision for income taxes of $36.9 million in the fiscal year 2021, a loss before provision for income taxes of $8.0 million in the fiscal year 2020 and earnings before provision for income taxes of $33.9 million in the fiscal year 2019.

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

As of September 30, 2021, applicable deferred tax liabilities have been provided for undistributed foreign earnings in excess of foreign working capital and cash requirements. As a result of U.S. Tax Reform, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes, but could be subject to foreign withholding taxes and state income taxes. If undistributed earnings of our foreign operations were not considered permanently reinvested as of September 30, 2021, an immaterial amount of additional deferred taxes would have been provided.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

At September 30, 2021 and 2020, we had total operating loss carry-forwards of $125.7 million and $128.2 million, respectively, of which $109.4 million and $111.7 million, respectively, are subject to a valuation allowance. At September 30, 2021, operating loss carry-forwards of $3.0 million expire between 2021 and 2032 and operating loss carry-forwards of $122.7 million have no expiration date. At September 30, 2021 and 2020, we had tax credit carry-forwards of $14.1 million and $13.8 million, respectively. This includes a U.S. foreign tax credit carry-forward of $11.2 million primarily as a result of the deemed repatriation tax under U.S. Tax Reform. This credit expires in 2028. We do not believe the realization of the U.S. foreign tax credit is more-likely-than-not, so a valuation allowance has been recorded against its full value. Of the remaining tax credit carry-forwards, at September 30, 2021, $1.2 million expire between 2024 and 2028, $0.3 million expire between 2032 and 2036 and $1.4 million have no expiration date. Total tax credit carry-forwards of $12.6 million are subject to a valuation allowance at September 30, 2021 and 2020.

The changes in the amount of unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended September 30,
	2021	2020
Balance at beginning of the fiscal year	$2,053	$2,000
Increases related to prior year tax positions	5	—
Decreases related to prior year tax positions	(2)	(4)
Increases related to current year tax positions	195	250
Lapse of statute	(159)	(193)
Balance at end of fiscal year	$2,092	$2,053

If recognized, these positions would affect our effective tax rate.

We recognize interest and penalties, accrued in connection with unrecognized tax benefits, in provision for income taxes. Accrued interest and penalties, in the aggregate, were $0.3 million and $0.2 million at September 30, 2021 and 2020, respectively.

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

Our consolidated federal income tax return for the fiscal year ended September 30, 2019, is currently under IRS examination. Our consolidated federal income tax return for the fiscal year ended September 30, 2018 is currently under IRS Appeals for the aforementioned issue related to the transition tax on unrepatriated earnings. Our statute remains open for the fiscal year ended September 30, 2018, forward. Our U.S. state income tax returns are impacted by various statutes of limitations and are generally open for the fiscal year ended September 30, 2018 and future years. Our foreign income tax returns are impacted by various statutes of limitations, which are generally open from 2016 forward.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

16.Acquisitions

On September 28, 2020, we acquired La Maison Ami-Co (1981) Inc. (“Ami-Co”), a professional beauty products distributor with ten stores in the province of Quebec, Canada, for approximately $8.9 million, pending certain holdbacks. In addition, this acquisition includes exclusive distribution rights in Quebec to premier professional hair color and hair care brands. We accounted for this acquisition using the acquisition method of accounting for business combinations and funded by cash on hand. Upon acquisition, we preliminarily recorded goodwill of $5.3 million, which is not expected to be deductible for tax purposes, in connection with this acquisition. The results of operations of Ami-Co subsequent to the acquisition date and the goodwill recorded in connection with the acquisition was included within our BSG segment. The acquisition of Ami-Co was not material to our results of operations. During fiscal year 2021, we recorded post-acquisition adjustments from our purchase of Ami-Co that reduced goodwill and established $2.5 million in intangible assets subject to amortization. Additionally, we released $1.6 million in holdbacks in connection with the Ami-Co acquisition during the fiscal year.

In addition, we completed several other individually immaterial acquisitions during the fiscal years 2021 and 2020 in the aggregate cost of approximately $0.7 million and $5.7 million, respectively. As a result of these acquisitions, we recorded intangible assets subject to amortization in fiscal years 2021 and 2020 of approximately $0.6 million and $3.9 million, respectively.

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

The accounting policies of both of our reportable segments are the same as described in the summary of significant accounting policies contained in Note 2. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2021, 2020 and 2019.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

Business Segments Information

Segment data for the fiscal years 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Net sales (for the fiscal year indicated):
SBS	$2,278,382	$2,080,703	$2,293,094
BSG	1,596,615	1,433,627	1,583,317
Total	$3,874,997	$3,514,330	$3,876,411
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$417,658	$237,588	$366,412
BSG	205,078	194,206	239,572
Segment operating earnings	622,736	431,794	605,984
Unallocated expenses	199,682	159,009	148,193
Restructuring	4,611	14,025	(682)
Consolidated operating earnings	418,443	258,760	458,473
Interest expense	93,509	98,793	96,309
Earnings before provision for income taxes	$324,934	$159,967	$362,164
Depreciation and amortization:
SBS	$61,887	$65,207	$65,561
BSG	28,597	29,324	28,568
Corporate	11,717	12,248	13,529
Total	$102,201	$106,779	$107,658
Payments for property and equipment:
SBS	$43,165	$73,130	$69,802
BSG	24,880	27,338	18,997
Corporate	5,859	10,390	18,956
Total	$73,904	$110,858	$107,755
Total assets (as of September 30):
SBS	$1,235,427	$1,370,745	$973,304
BSG	1,179,263	1,106,801	1,012,336
Sub-total	2,414,690	2,477,546	1,985,640
Corporate	432,442	417,601	112,806
Total	$2,847,132	$2,895,147	$2,098,446

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. In the fiscal years 2021, 2020 and 2019, no single customer accounted for 10% or more of revenue.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

Geographic Area Information

Certain geographic data is as follows (in thousands):

	2021	2020	2019
Net sales (for the fiscal year indicated):
United States	$3,228,091	$2,914,171	$3,169,821
Other countries	646,906	600,159	706,590
Total	$3,874,997	$3,514,330	$3,876,411
Long-lived assets (as of September 30):
United States	$267,839	$264,936	$259,815
United Kingdom	15,089	20,183	24,476
Other countries	24,449	29,910	35,337
Total	$307,377	$315,029	$319,628

Disaggregated Revenues

The following tables disaggregate our segment revenues by merchandise category:
	Fiscal Year Ended September 30,
SBS	2021	2020	2019
Hair color	35.6%	33.0%	29.4%
Hair care	18.9%	18.9%	20.4%
Skin and nail care	13.9%	14.3%	14.8%
Styling tools	12.3%	12.8%	13.5%
Salon supplies and accessories	7.6%	8.1%	6.6%
Textured hair	5.9%	5.8%	7.1%
Other beauty items	5.8%	7.1%	8.2%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended September 30,
BSG	2021	2020	2019
Hair color	43.7%	40.6%	39.5%
Hair care	36.8%	35.0%	35.1%
Skin and nail care	7.0%	8.0%	8.1%
Styling tools	6.4%	6.2%	3.4%
Other beauty items	2.3%	3.4%	6.3%
Promotional items	3.8%	6.8%	7.6%
Total	100.0%	100.0%	100.0%

The following table disaggregates our segment revenue by sales channels:

	SBS			BSG
	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2021	2020	2019	2021	2020	2019
Company-operated stores	94.1%	91.8%	96.9%	69.1%	68.9%	69.4%
E-commerce	5.9%	8.0%	2.8%	9.2%	8.7%	4.8%
Franchise stores	—	0.2%	0.3%	7.5%	7.1%	7.6%
Distributor sales consultants	—	—	—	14.2%	15.3%	18.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2021, 2020 and 2019

18.Restructuring

Restructuring expense and gains for the fiscal years ended September 30, 2021, 2020 and 2019, are as follows (in thousands):

	2021	2020	2019
Project Surge	$1,451	$1,511	$—
Transformation Plan	3,160	12,514	(682)
Total expense (gain)	$4,611	$14,025	$(682)

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

The liability related to Project Surge, which is included in accrued liabilities on our consolidated balance sheets, is as follows (in thousands):

Project Surge	Liability at September 30, 2020	Expenses	Cash Payments	Adjustments	Liability at September 30, 2021
Workforce reductions	$—	$1,061	$981	$—	$80
Facility closures	—	—	—	—	—
Other	—	390	390	—	—
Total	$—	$1,451	$1,371	$—	$80

Expenses incurred during the fiscal year ended September 30, 2021, represent costs incurred by SBS of $0.7 million, corporate of $0.5 million and BSG of $0.2 million.

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

The liability related to the Transformation Plan, which is included in accrued liabilities on our consolidated balance sheets, is as follows (in thousands):

Transformation Plan	Liability at September 30, 2020	Expenses	Cash Payments	Adjustments	Liability at September 30, 2021
Workforce reductions	$65	$1,327	$674	$—	$718
Facility closures	—	790	368	—	422
Other	—	1,043	1,043	—	—
Total	$65	$3,160	$2,085	$—	$1,140

Expenses incurred during the fiscal year ended September 30, 2020, represent costs incurred by SBS of $3.2 million. In addition, SBS recognized $1.4 million in cost related to inventory write-downs in connection with the plan within cost of products sold.