Form 10-K/A
period 2021-09-30
Sally Beauty Holdings, Inc.
filed 2021-12-08
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Sally Beauty Holdings, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (the “10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2021, solely to include additional exhibits related to its ABL facility (as defined in the Company’s 10-K). No other amendments have been made to the 10-K or to the audited financial statements for the fiscal year ending September 30, 2021.

This 10-K/A does not reflect events that may have occurred subsequent to the initial filing of the 10-K and does not modify or update the disclosure contained therein in any way, other than as required to reflect the amendments discussed above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a) List of Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page 47 of the 10-K.

(b) Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

Exhibit No.	Description

3.1	Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2	Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

4.1	Amended and Restated Credit Agreement dated July 6, 2017, among the Borrowers, the Guarantors, the Lenders party thereto, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agent (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 6, 2017 †

4.2	Amended and Restated Security Agreement by Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, as the domestic borrowers and the other domestic borrowers and domestic guarantors party hereto from time to time and Bank of America, N.A. as collateral agent dated as of July 26, 2013, which is incorporated herein by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on November 14, 2013 †

4.3	Amended and Restated General Security Agreement by Beauty Systems Group (Canada), Inc., as the Canadian borrower and Bank of America, N.A., (acting through its Canada branch), as Canadian agent dated as of July 26, 2013, which is incorporated herein by reference from Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on November 14, 2013 †

4.4	Joinder to Loan Documents, dated as of December 20, 2011, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed on February 2,
2012 †

4.5	Joinder to Loan Documents, dated as of May 28, 2015, by and among Sally Holdings LLC, Beauty Systems Group LLC, Sally Beauty Supply LLC, Beauty Systems Group (Canada), Inc., SBH Finance B.V., the Guarantors named therein, Sally Beauty Military Supply LLC, Loxa Beauty LLC and Bank of America, N.A., as administrative agent and as collateral agent, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015 †

4.6	First Amendment to Amended and Restated Credit Agreement dated April 15, 2020 among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2020.

Exhibit No.	Description

4.7	Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012

4.8	Third Supplemental Indenture, dated as of December 3, 2015, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2015

4.9	Credit Agreement dated July 6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2017 †

4.10	Amendment No. 1 dated March 27, 2018, to Credit Agreement dated July 6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018

4.11	Indenture, dated as of April 24, 2020, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 27, 2020 †

4.12	Amendment No. 2 dated September 2, 2020, to Credit Agreement dated July 6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein)

4.13	Amendment No. 3 dated May 11, 2021, to Credit Agreement dated July 6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein)

10.1	Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on May 3, 2007

10.2	2007 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 27, 2007

10.3	2009 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on November 20, 2008

10.4	Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007

10.5	2010 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. 2007 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.6	Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.7	Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

Exhibit No.	Description

10.8	2011 Form of Restricted Stock Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 18, 2010

10.9	2011 Form of Stock Option Agreement for Employees pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on November 18, 2010

10.10	2011 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed November 15, 2012

10.11	2016 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2016

10.12	Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 19, 2018

10.13	2019 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2019

10.14	Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2019

10.15	Form of Stock Option Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.16	Form of Restricted Stock Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.17	Form of Severance Agreement between each of Mark G. Spinks and the Company effective July 31, 2015, Scott C. Sherman and the Company effective October 1, 2017, John M. Henrich and the Company effective June 10, 2019, Pamela K. Kohn and the Company effective October 3, 2019, and Denise Paulonis and the Company effective October 1, 2021, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 5, 2012

10.18	2012 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

10.19	Sally Beauty Holdings, Inc. Fourth Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on November 14, 2018

10.20	Sally Beauty Holdings, Inc. Annual Incentive Plan*

Exhibit No.	Description

10.21	Separation agreement between Christian A. Brickman and the Company effective as of August 26, 2021, including Release of Claims effective as of October 1, 2021*

10.22	Consulting Agreement between Christian A. Brickman and the Company effective September 30, 2021*

10.23	Offer Letter to Denise Paulonis, dated as of August 26, 2021*

21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*

22	List of Subsidiary Guarantors*

23.1	Consent of KPMG*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Denise Paulonis*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Denise Paulonis*

32.2	Section 1350 Certification of Marlo M. Cormier*

101**	The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) the Notes to Consolidated Financial Statements*

104**	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

*	Included in the 10-K filed November 22, 2021
**	Previously filed on 10-K on November 22, 2021
†

Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sally Beauty Holdings, Inc.

December 8, 2021	By:	/s/ John Henrich
John Henrich
General Counsel & Secretary