Form 10-Q
period 2021-12-31
Sally Beauty Holdings, Inc.
filed 2022-02-02
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2021

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

As of January 28, 2022, there were 110,075,502 shares of the issuer’s common stock outstanding.

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

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	December 31, 2021	September 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$298,140	$400,959
Trade accounts receivable, net	29,588	32,623
Accounts receivable, other	36,568	33,958
Inventory	1,005,838	871,349
Other current assets	45,396	44,686
Total current assets	1,415,530	1,383,575
Property and equipment, net of accumulated depreciation of $784,622 at December 31, 2021, and $767,403 at September 30, 2021	293,871	307,377
Operating lease assets	531,657	537,673
Goodwill	540,287	541,209
Intangible assets, excluding goodwill, net of accumulated amortization of $39,670 at December 31, 2021, and $38,957 at September 30, 2021	54,316	55,532
Other assets	20,281	21,766
Total assets	$2,855,942	$2,847,132
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$184	$194
Accounts payable	346,302	291,632
Accrued liabilities	151,938	206,155
Current operating lease liabilities	154,465	156,234
Income taxes payable	28,863	10,666
Total current liabilities	681,752	664,881
Long-term debt	1,381,926	1,382,530
Long-term operating lease liabilities	406,362	404,147
Other liabilities	17,268	29,056
Deferred income tax liabilities, net	87,613	85,777
Total liabilities	2,574,921	2,566,391
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 110,052 and 113,138 shares issued and 109,977 and 112,913 shares outstanding at December 31, 2021, and September 30, 2021, respectively	1,100	1,129
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	17,286
Accumulated earnings	378,313	356,967
Accumulated other comprehensive loss, net of tax	(98,392)	(94,641)
Total stockholders’ equity	281,021	280,741
Total liabilities and stockholders’ equity	$2,855,942	$2,847,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2021	2020
Net sales	$980,251	$936,022
Cost of goods sold	480,122	465,298
Gross profit	500,129	470,724
Selling, general and administrative expenses	386,250	366,170
Restructuring	1,099	232
Operating earnings	112,780	104,322
Interest expense	20,241	25,978
Earnings before provision for income taxes	92,539	78,344
Provision for income taxes	23,701	21,153
Net earnings	$68,838	$57,191
Earnings per share:
Basic	$0.61	$0.51
Diluted	$0.60	$0.50
Weighted-average shares:
Basic	111,995	112,475
Diluted	113,968	113,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2021	2020
Net earnings	$68,838	$57,191
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,509)	25,007
Interest rate caps, net of tax	278	175
Foreign exchange contracts, net of tax	480	(1,594)
Other comprehensive (loss) income, net of tax	(3,751)	23,588
Total comprehensive income	$65,087	$80,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2021	112,913	$1,129	$17,286	$356,967	$(94,641)	$280,741
Net earnings	—	—	—	68,838	—	68,838
Other comprehensive income	—	—	—	—	(3,751)	(3,751)
Share-based compensation	—	—	3,958	—	—	3,958
Stock issued for equity awards	795	8	7,364	—	—	7,372
Employee withholding taxes paid related to net share settlement	(56)	(1)	(1,136)	—	—	(1,137)
Repurchases and cancellations of common stock	(3,675)	(36)	(27,472)	(47,492)	—	(75,000)
Balance at December 31, 2021	109,977	$1,100	$—	$378,313	$(98,392)	$281,021

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2020	112,405	$1,124	$1,913	$117,109	$(104,703)	$15,443
Net earnings	—	—	—	57,191	—	57,191
Other comprehensive income	—	—	—	—	23,588	23,588
Share-based compensation	—	—	2,893	—	—	2,893
Stock issued for equity awards	158	2	(2)
Employee withholding taxes paid related to net share settlement	(25)	(1)	(248)	—	—	(249)
Balance at December 31, 2020	112,538	$1,125	$4,556	$174,300	$(81,115)	$98,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net earnings	$68,838	$57,191
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	24,421	26,386
Share-based compensation expense	3,958	2,893
Amortization of deferred financing costs	932	1,496
Loss on disposal of equipment and other property	3	1,589
Deferred income taxes	1,867	229
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	2,841	(3,502)
Accounts receivable, other	(1,724)	(8,643)
Inventory	(137,326)	(67,764)
Other current assets	(446)	3,220
Other assets	1,371	(240)
Operating leases, net	6,475	2,996
Accounts payable and accrued liabilities	16,729	12,401
Income taxes payable	18,166	14,307
Other liabilities	(11,790)	(3,573)
Net cash (used) provided by operating activities	(5,685)	38,986
Cash Flows from Investing Activities:
Payments for property and equipment, net of proceeds	(26,390)	(15,483)
Acquisitions, net of cash acquired	(319)	(2,025)
Net cash used by investing activities	(26,709)	(17,508)
Cash Flows from Financing Activities:
Repayments of long-term debt	(1,421)	(63)
Payments for common stock repurchased	(75,000)	—
Proceeds from equity awards	7,372	—
Employee withholding taxes paid related to net share settlement of equity awards	(1,136)	(249)
Net cash used by financing activities	(70,185)	(312)
Effect of foreign exchange rate changes on cash and cash equivalents	(240)	2,327
Net (decrease) increase in cash and cash equivalents	(102,819)	23,493
Cash and cash equivalents, beginning of period	400,959	514,151
Cash and cash equivalents, end of period	$298,140	$537,644
Supplemental Cash Flow Information:
Interest paid	$35,034	$43,439
Income taxes paid	$3,978	$2,609
Capital expenditures incurred but not paid	$3,594	$6,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Significant Accounting Policies

Business Operations

Sally Beauty Holdings is an international specialty retailer and distributor of professional beauty supplies with operations in North America, South America and Europe. We are one of the largest distributers of professional beauty supplies in the U.S. based on store count, operating under two segments, Sally Beauty Supply (“SBS”) and Beauty Systems Group (“BSG”). Our operations consist of company-operated stores, franchise stores and several e-commerce platforms. Within BSG, we also have one of the largest networks of distributor sales consultants (“DSCs”) for professional beauty products in North America, who sell directly to salons and salon professionals. SBS targets retail consumers, salons and salon professionals, while BSG targets salons and salons professionals.

Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of December 31, 2021 and September 30, 2021, and our consolidated results of operations, consolidated comprehensive income, consolidated statements of stockholders’ equity and our consolidated cash flows for the for the three months ended December 31, 2021 and 2020.

Principles of Consolidation

The condensed consolidated interim financial statements include all accounts of Sally Beauty Holdings, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in U.S. Dollars.

Accounting Policies

We adhere to the same accounting policies in the preparation of our condensed consolidated interim financial statements as we do in the preparation of our full year consolidated financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, is based on full-year assumptions. For interim financial reporting purposes, income taxes are recorded based upon our estimated annual effective income tax.

Use of Estimates

In order to present our financial statements in conformity with GAAP, we are required to make certain estimates and assumptions that impact our interim financial statements and supplementary disclosures. These estimates may use forecasted financial information based on reasonable information available, however are subject to change in the future. Additionally, unknown future impacts of COVID-19 may impact those estimates and assumptions as well. Significant estimates and assumptions are part of our accounting for sales allowances, deferred revenue, valuation of inventory, amortization and depreciation, intangibles and goodwill, and other reserves. We believe these estimates and assumptions are reasonable however they are based on management’s current knowledge of events and actions and changes in facts and circumstances may result in revised estimates, and impact actual results.

Impact of COVID-19

Our operating results for the three months ended December 31, 2021, may not be indicative of the results that may be expected for the full fiscal year ending September 30, 2022, in particular as a result of the uncertainty around the continuing effects of the COVID-19 pandemic and its variants on future periods. While trends have been improving, we cannot reasonably predict the effects of the pandemic or expect these positive trends to continue. If we become negatively impacted, we may have to consider adjustments to our strategic plans, inventory, liquidity, operational and capital expenditure plans.

Additionally, as the uncertainty of the economy as a result of COVID-19 continues to be prolonged, it may have an impact on our net sales and operations, and may require changes to our reserves including adjustments, write-downs and restructuring charges.

2.   Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise at the point-of-sale. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data.

Changes to our contract liabilities, which are included in accrued liabilities in our condensed balance sheets, for the periods were as follows (in thousands):

	Three Months Ended December 31,
	2021	2020
Beginning Balance	$16,744	$13,947
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	5,842	5,709
Revenue recognized from beginning liability	(3,509)	(3,476)
Ending Balance	$19,077	$16,180

See Note 9, Segment Reporting, for additional information regarding the disaggregation of our sales revenue.

3.   Fair Value Measurements

Financial instruments measured on recurring basis

Consistent with the three-level hierarchy defined in ASC Topic 820, Fair Value Measurement, as amended, we categorize our financial assets and liabilities as follows:

(in thousands)	Classification	Fair Value Hierarchy Level	December 31, 2021	September 30, 2021
Financial Assets:
Foreign exchange contracts	Other current assets	Level 2	$439	$—
Interest rate caps	Other assets	Level 2	133	35
Total assets			$572	$35
.
Financial Liabilities:
Foreign exchange contracts	Accrued liabilities	Level 2	$51	$—

Financial instruments not measured at fair value

Carrying amounts and the related estimated fair value of our long-term debt, excluding capital lease obligations and debt issuance costs, are as follows:

		December 31, 2021		September 30, 2021
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding capital leases
Senior notes	Level 1	$979,961	$1,012,310	$979,961	$1,019,635
Term loan B	Level 2	411,625	410,700	413,000	411,451
Total long-term debt		$1,391,586	$1,423,010	$1,392,961	$1,431,086

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

4.   Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock, subject to certain limitations governed by our debt agreements. In July 2021, our Board of Directors approved a term extension of the share repurchase program for the four-year period ending September 30, 2025.

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Three Months Ended December 31,
	2021	2020
Number of shares repurchased	3,675	—
Total cost of share repurchased	$75,000	$—

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2021	$(92,154)	$(2,085)	$(402)	$(94,641)
Other comprehensive income (loss) before reclassification, net of tax	(4,509)	(114)	171	(4,452)
Reclassification to net earnings, net of tax	—	392	309	701
Balance at December 31, 2021	$(96,663)	$(1,807)	$78	$(98,392)

The tax impact for the changes in other comprehensive (loss) income and the reclassifications to net earnings was not material.

5.   Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended December 31,
	2021	2020
Weighted-average basic shares	111,995	112,475
Dilutive securities:
Stock option and stock award programs	1,973	1,353
Weighted-average diluted shares	113,968	113,828

Anti-dilutive options excluded from our computation of diluted shares	2,775	6,009

6. Goodwill and Intangible Assets

We considered potential triggering events and determined there were none during the three months ended December 31, 2021.  No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets.

	Three Months Ended December 31,
(in thousands)	2021	2020
Intangible assets amortization expense	$1,071	$1,698

Additionally, during the three months ended December 31, 2021, the decrease in goodwill was primarily from the effects of foreign currency exchange rates of $0.9 million.

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2021	September 30, 2021
Compensation and benefits	$44,946	$73,344
Deferred revenue	20,373	18,543
Rental obligations	11,524	10,501
Interest payable	7,978	24,101
Insurance reserves	6,408	5,934
Property and other taxes	2,976	3,853
Operating accruals and other	57,733	69,879
Total accrued liabilities	$151,938	$206,155

8.    Derivative Instruments and Hedging Activities

During the three months ended December 31, 2021, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 3, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on inventory purchases in U.S. dollars by our foreign subsidiaries. At December 31, 2021, the notional amount we held through these forwards, based upon exchange rates at December 31, 2021, was as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$17,759
Euro	12,364
Canadian Dollar	8,090
Total	$38,213

We record quarterly, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold based on inventory turns. For the three months ended December 31, 2021 and 2020, we recognized a loss of $0.3 million and a gain of $0.4 million, respectively, into cost of goods sold on our condensed consolidated statements of earnings. Based on December 31, 2021 valuations and exchange rates, we expect to reclassify losses of approximately $0.6 million into cost of goods sold over the next 12 months.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our term loan B. The interest rate caps are comprised of individual caplets that expire ratably through June 30, 2023, and are designated as cash flow hedges. Accordingly, changes in fair value of the interest rate caps are recorded quarterly, net of income tax, and are included in AOCL. Over the next 12 months, we expect to reclassify approximately $1.8 million into interest expense, which represents the original value of the expiring caplets.

For the three months ended December 31, 2021, we recognized expense of approximately $0.4 million into interest expense on our condensed consolidated statements of earnings. The effects of our interest rate caps on our condensed consolidated statements of earnings were not material for the three months ended December 31, 2020.

9.   Segment Reporting

Segment data for the three months ended December 31, 2021 and 2020, is as follows (in thousands):

	Three Months Ended December 31,
	2021	2020
Net sales:
Sally Beauty Supply ("SBS")	$561,530	$547,670
Beauty Systems Group ("BSG")	418,721	388,352
Total	$980,251	$936,022
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$100,623	$95,128
BSG	58,546	48,572
Segment operating earnings	159,169	143,700
Unallocated expenses	45,290	39,146
Restructuring	1,099	232
Consolidated operating earnings	112,780	104,322
Interest expense	20,241	25,978
Earnings before provision for income taxes	$92,539	$78,344

Sales between segments, which are eliminated in consolidation, were not material during the three months ended December 31, 2021 and 2020.

Disaggregation of net sales by segment

The following tables disaggregate our segment revenues by merchandise category. We have reclassified certain prior year amounts to conform to current year presentation.

	Three Months Ended December 31,
SBS	2021	2020
Hair color	36.8%	36.0%
Hair care	23.8%	20.9%
Styling tools and supplies	20.2%	23.1%
Nail	10.4%	10.8%
Skin and cosmetics	7.9%	8.4%
Other beauty items	0.9%	0.8%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2021	2020
Hair color	41.9%	40.2%
Hair care	39.9%	39.1%
Styling tools and supplies	10.8%	12.6%
Skin and cosmetics	3.6%	3.7%
Nail	3.5%	4.0%
Other beauty items	0.3%	0.4%
Total	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended December 31,
SBS	2021	2020
Company-operated stores	94.2%	93.9%
E-commerce	5.8%	6.0%
Franchise stores	0.0%	0.1%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2021	2020
Company-operated stores	67.5%	69.6%
Distributor sales consultants	13.6%	14.3%
E-commerce	11.7%	8.5%
Franchise stores	7.2%	7.6%
Total	100.0%	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Executive Overview

Our financial results in the first quarter of 2022 reflect strong performance across our core categories of color and care as well as our ability to mitigate the current macro environment’s challenges and respond to them effectively. Our company and team of talented associates remain focused on providing first-rate experiences for our customers. We believe that this, coupled with our healthy levels of inventory, position us to meet customer demand and continue executing on our strategic initiatives. To that end, during the quarter we continued making progress on four strategic pillars; leveraging our digital platform, driving loyalty and personalization, delivering product innovation and advancing our supply chain.

Highlights for the Three Months Ended December 31, 2021

•	Consolidated net sales for the three months ended December 31, 2021, increased $44.2 million, or 4.7%, to $980.3 million, compared to the three months ended December 31, 2020;
•	Consolidated comparable sales increased 6.1% for the three months ended December 31, 2021, compared to the three months ended December 31, 2020;
•

Consolidated gross profit for the three months ended December 31, 2021, increased $29.4 million, or 6.2%, to $500.1 million, compared to the three months ended December 31, 2020. Gross margin increased 70 basis points to 51.0% for the three months ended December 31, 2021, compared to the three months ended December 31, 2020;

•

Consolidated operating earnings for the three months ended December 31, 2021, increased $8.5 million, or 8.1%, to $112.8 million, compared to the three months ended December 31, 2020. Operating margin increased 40 bps to 11.5% for the three months ended December 31, 2021, compared to the three months ended December 31, 2020;

•	For the three months ended December 31, 2021, our consolidated net earnings increased $11.6 million, or 20.4%, to $68.8 million, compared to the three months ended December 31, 2020;
•	For the three months ended December 31, 2021, our diluted earnings per share was $0.60 compared to $0.50 for the three months ended December 31, 2020; and
•	Cash used by operations was $5.7 million for the three months ended December 31, 2021, compared to cash provided by operations of $39.0 million for the three months ended December 31, 2020.

Impact of COVID-19 on Our Business

During the current quarter, the COVID-19 Omicron variant started to spread globally. Meanwhile, we continued to stay vigilant to developments in compliance and guidance from local and federal authorities, as well as geographical impacts of the virus and its variants. We continue to take decisive actions to protect our customers and associates. As such, we incurred additional costs around COVID-19, including testing in our distribution centers and COVID-19 cleanings during the quarter. While trends in business have been improving, we cannot reasonably predict the effects of new variants or expect these positive trends to continue. Therefore, our future performance may partially depend on impacts of COVID-19 such as widespread infections, labor shortages, global supply chain disruptions, variants of the virus, changes in governmental compliance and availability of vaccines and testing.

Refer Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, for further discussion of the risks and uncertainties pertaining to COVID-19.

Global Supply Chain and Inflationary Impact

There continues to be volatility in the global supply chain as strong U.S. customer demand, COVID-19 restrictions, and labor shortages in many U.S. ports have caused logistical and delivery challenges specifically with inbound container volume. Shifts in demand have led to longer lead times and delays, and carriers have been faced with increased costs associated with capacity imbalances between Chinese and U.S ports, causing the freight market to increase as well. Due to these events, we have seen an increase in our inbound freight costs and the number of out-of-stock products. Furthermore, the increase in customer demand, along with COVID-19, have created labor shortages in the U.S and caused an increase in labor costs. As a result, we may experience an increase in our compensation costs in order to attract and retain associates.

Comparable Sales

We have recently launched many digital initiatives to support our omni-channel strategies to provide customers an enhanced shopping experience. As such, we believe that comparable sales is an appropriate performance indicator to measure our sales growth compared to the prior period. Our comparable sales include sales from stores that have been operating for 14 months or longer as of the last day of a month and e-commerce revenue. Additionally, our comparable sales include sales to franchisees and full service sales. Our comparable sales excludes the effect of changes in foreign exchange rates and sales from stores relocated until 14 months after the relocation. Revenue from acquisitions are excluded from our comparable sales calculation until 14 months after the acquisition. Our calculation of comparable sales might not be the same as other retailers as the calculation varies across the retail industry.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2021	2020	Increase (Decrease)
Net sales:
SBS	$561,530	$547,670	$13,860	2.5%
BSG	418,721	388,352	30,369	7.8%
Consolidated	$980,251	$936,022	$44,229	4.7%

Gross profit:
SBS	$328,172	$315,811	$12,361	3.9%
BSG	171,957	154,913	17,044	11.0%
Consolidated	$500,129	$470,724	$29,405	6.2%

Segment gross margin:
SBS	58.4%	57.7%	70	bps
BSG	41.1%	39.9%	120	bps
Consolidated	51.0%	50.3%	70	bps

Net earnings:
Segment operating earnings:
SBS	$100,623	$95,128	$5,495	5.8%
BSG	58,546	48,572	9,974	20.5%
Segment operating earnings	159,169	143,700	15,469	10.8%
Unallocated expenses and restructuring (a)	46,389	39,378	7,011	17.8%
Consolidated operating earnings	112,780	104,322	8,458	8.1%
Interest expense	20,241	25,978	(5,737)	(22.1)%
Earnings before provision for income taxes	92,539	78,344	14,195	18.1%
Provision for income taxes	23,701	21,153	2,548	12.0%
Net earnings	$68,838	$57,191	$11,647	20.4%
	.
Number of stores at end-of-period (including franchises):
SBS	3,529	3,645	(116)	(3.2)%
BSG	1,364	1,384	(20)	(1.4)%
Consolidated	4,893	5,029	(136)	(2.7)%
Comparable sales growth (decline) (b):
SBS	4.4%	(3.9)%	830	bps
BSG	8.6%	(6.4)%	1,500	bps
Consolidated	6.1%	(4.9)%	1,100	bps

(a)	Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings.
(b)

Our comparable sales include sales from stores that have been operating for 14 months or longer as of the last day of a month and e-commerce revenue. Additionally, our comparable sales include sales to franchisees and full service sales. Our comparable sales excludes the effect of changes in foreign exchange rates and sales from stores relocated until 14 months after the relocation. Revenue from acquisitions are excluded from our comparable sales calculation until 14 months after the acquisition. Prior to fiscal year 2022, we reported Same Store Sales. For fiscal year 2022, we are reporting Comparable Sales, which includes sales to franchisees and full service sales. We have recast prior year amounts to conform to the change. See “Comparable Sales” discussion above for further information.

Results of Operations

The Three Months Ended December 31, 2021, compared to the Three Months Ended December 31, 2020

Net Sales

SBS. The increase in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$23,155
Sales outside comparable sales (a)	(7,932)
Foreign currency exchange	(1,363)
Total	$13,860
(a)	Includes stores opened for less than 14 months, net of stores closures

The increase in net sales was driven by an increase in comparable sales, reflecting strong customer demand. While store traffic and conversion remained consistent with recent trends, average unit price increased this quarter, led by our color categories. These increases were offset by a decrease in unit volume due to operating fewer stores compared to the same quarter last year.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$32,268
Sales outside comparable sales (a)	(3,144)
Foreign currency exchange	1,245
Total	$30,369
(a)	Includes stores opened for less than 14 months, net of stores closures

The increase in net sales was driven by an increase in comparable sales, primarily due to an increase in average unit prices, salons operating at full capacity during the quarter, as well as strong e-commerce growth. These increases were offset by a decrease in overall unit volume due to operating fewer stores in the current quarter compared to the same quarter last year.

Gross Profit

SBS. SBS’s gross profit increased for the three months ended December 31, 2021, as a result of an increase in net sales and a higher gross margin. SBS’s gross margin increased primarily as a result of the impact of pricing leverage, partially offset by higher distribution and freight costs.

BSG. BSG’s gross profit increased for the three months ended December 31, 2021, as a result of an increase in net sales and a higher gross margin. BSG’s gross margin increased primarily as a result of increased pricing leverage and an increase in sales volume from e-commerce customers.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $6.9 million, or 3.1%, for the three months ended December 31, 2021. The increase was driven primarily by higher compensation and compensation-related expenses of $11.2 million, driven by general economic inflationary conditions and to international markets re-opening, partially offset by lower delivery expense of $2.4 million, as a result of a change in fulfillment strategy, and lower depreciation and amortization expenses of $2.1 million.

BSG. BSG’s selling, general and administrative expenses increased $7.1 million, or 6.6%, for the three months ended December 31, 2021. The increase was driven primarily by higher compensation and compensation-related expenses of $3.0 million, an increase in variable-sales related expense of $1.8 million, higher advertising expenses of $1.0 million and an increase in other operating expenses of $0.8 million.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $6.1 million, or 15.7%, for the three months ended December 31, 2021, primarily due to higher COVID-19 related expenses and compensation and compensation-related expenses.

Restructuring

For the three months ended December 31, 2021, restructuring charges in connection with our previously communicated Transformation Plan increased $0.9 million to $1.1 million.

Interest Expense

The decrease in interest expense is primarily due to the lower outstanding debt principal for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, as a result of the paydown of our senior notes due 2023 and our term loan B fixed tranche during fiscal year 2021. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The effective tax rates were 25.6% and 27.0%, for the three months ended December 31, 2021, and 2020, respectively. The decrease in the effective tax rate was primarily due to the tax impact of share-based compensation which was beneficial in the current year quarter, but detrimental in the prior year quarter.

Liquidity and Capital Resources

Overview

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our outstanding indebtedness and from funding the costs of our operations, working capital, capital expenditures, debt repayment and share repurchases. Working capital (current assets less current liabilities) increased $15.1 million, to $733.8 million at December 31, 2021, compared to $718.7 million at September 30, 2021, primarily from increased inventory as a result of restocking to new levels of demand and our risk mitigation strategy to protect against potential, continued supply chain disruptions, partially offset by a decrease in cash and cash equivalents.

At December 31, 2021, cash and cash equivalents were $298.1 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), funds expected to be generated by operations and funds available under our ABL facility will be sufficient to fund working capital requirements, potential acquisitions, anticipated capital expenditures, including information technology upgrades and store remodels, and debt repayments over the next twelve months. We have continued to focus on reducing our debt levels and shares outstanding through repurchases, while also being proactive in maintaining our financial flexibility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and share repurchases. During the three months ended December 31, 2021, we did not draw funds under our ABL facility. As of December 31, 2021, we had $481.1 million available for borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities.

Share Repurchase Programs

During the three months ended December 31, 2021, we repurchased 3.7 million shares of our common stock for $75.0 million. As of December 31, 2021, we had authorization of approximately $651.1 million of additional potential share repurchases remaining under the 2017 Share Repurchase Program.

Cash Flows

Historically, our primary source of cash has been net funds provided by operating activities and, when necessary, borrowings under our ABL facility. Historically, the primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions.

Net Cash (Used) Provided by Operating Activities

The $44.7 million decrease in net cash (used) provided by operating activities was driven by an increase in inventory purchases as we increased stocking levels to new demand and our risk mitigation strategy to protect against potential, continued supply chain disruptions, partially offset by an increase in net earnings and the timing of our receivable collections.

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended December 31, 2021, increased $9.2 million to $26.7 million, compared to the three months ended December 31, 2020. This change was primarily a result of additional investments in information technology and store improvements.

Net Cash Used by Financing Activities

Net cash used by financing activities for the three months ended December 31, 2021, increased $69.9 million to $70.2 million, as a result of share repurchases, partially offset by an increase in stock options exercised.

Debt and Guarantor Financial Information

At December 31, 2021, we had $1,391.6 million in debt, not including capital leases, unamortized debt issuance costs and debt discounts, in the aggregate, of $9.5 million. Our debt consisted of $980.0 million of senior notes outstanding and a term loan with an outstanding principal balance of $411.6 million. As of December 31, 2021, there were no outstanding borrowings under our ABL facility.

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

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of December 31, 2021 and September 30, 2021 (in thousands):

	December 31, 2021	September 30, 2021
Inventory	$782,320	$662,802
Intercompany receivable	$-	$67,337
Current assets	$1,082,672	$1,069,266
Total assets	$2,199,462	$2,198,990
Intercompany payable	$16,248	$-
Current liabilities	$432,598	$422,137
Total liabilities	$2,348,793	$2,343,946

The following table presents the summarized statement of income information for three months ended December 31, 2021 (in thousands):

Net sales	$788,081
Gross profit	$405,136
Earnings before provision for income taxes	$74,557
Net Earnings	$56,315

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2021.

Off-Balance Sheet Financing Arrangements

At December 31, 2021, and September 30, 2021, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions since September 30, 2021.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued that will have a material impact to our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. There have been no material changes to our market risks from September 30, 2021. See our disclosures about market risks contained in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2021, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in such Annual Report and herein are not the only risks facing our company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2021	-	$-	-	$726,120,621
November 1 - November 30, 2021	1,495,824	20.85	1,495,824	694,938,779
December 1 - December 31, 2021	2,179,273	20.11	2,179,273	651,120,625
Total this quarter	3,675,097	$20.41	3,675,097	$651,120,625

(1)

The table above does not include 56,458 shares of the Company’s common stock surrendered by grantees during the quarter to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

(2)

In July 2021, we announced that our Board of Directors had approved a term extension our a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2025.

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

22	List of Subsidiary Guarantors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Denise Paulonis*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Denise Paulonis*

32.2	Section 1350 Certification of Marlo M. Cormier*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021, formatted in Inline XBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: February 2, 2022

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer