Form 10-Q
period 2022-03-31
Sally Beauty Holdings, Inc.
filed 2022-05-05
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2022

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

As of April 29, 2022, there were 107,000,985 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	March 31, 2022	September 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$227,413	$400,959
Trade accounts receivable, net	28,615	32,623
Accounts receivable, other	32,100	33,958
Inventory	962,563	871,349
Other current assets	50,990	44,686
Total current assets	1,301,681	1,383,575
Property and equipment, net of accumulated depreciation of $800,715 at March 31, 2022, and $767,403 at September 30, 2021	287,855	307,377
Operating lease assets	540,801	537,673
Goodwill	539,682	541,209
Intangible assets, excluding goodwill, net of accumulated amortization of $40,528 at March 31, 2022, and $38,957 at September 30, 2021	52,994	55,532
Other assets	19,990	21,766
Total assets	$2,743,003	$2,847,132
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$182	$194
Accounts payable	240,594	291,632
Accrued liabilities	170,540	206,155
Current operating lease liabilities	160,549	156,234
Income taxes payable	2,404	10,666
Total current liabilities	574,269	664,881
Long-term debt	1,381,385	1,382,530
Long-term operating lease liabilities	406,658	404,147
Other liabilities	16,547	29,056
Deferred income tax liabilities, net	92,278	85,777
Total liabilities	2,471,137	2,566,391
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 107,003 and 113,138 shares issued and 106,930 and 112,913 shares outstanding at March 31, 2022, and September 30, 2021, respectively	1,069	1,129
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	17,286
Accumulated earnings	372,265	356,967
Accumulated other comprehensive loss, net of tax	(101,468)	(94,641)
Total stockholders’ equity	271,866	280,741
Total liabilities and stockholders’ equity	$2,743,003	$2,847,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales	$911,387	$926,328	$1,891,638	$1,862,350
Cost of goods sold	446,055	459,099	926,177	924,397
Gross profit	465,332	467,229	965,461	937,953
Selling, general and administrative expenses	378,871	391,087	765,121	757,257
Restructuring	—	631	1,099	863
Operating earnings	86,461	75,511	199,241	179,833
Interest expense	19,896	23,883	40,137	49,861
Earnings before provision for income taxes	66,565	51,628	159,104	129,972
Provision for income taxes	19,757	13,316	43,458	34,469
Net earnings	$46,808	$38,312	$115,646	$95,503
Earnings per share:
Basic	$0.43	$0.34	$1.05	$0.85
Diluted	$0.42	$0.34	$1.03	$0.84
Weighted-average shares:
Basic	108,743	112,603	110,387	112,538
Diluted	110,540	114,342	112,207	114,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net earnings	$46,808	$38,312	$115,646	$95,503
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,752)	(7,890)	(7,261)	17,117
Interest rate caps, net of tax	-	-	278	175
Foreign exchange contracts, net of tax	(324)	574	156	(1,020)
Other comprehensive (loss) income, net of tax	(3,076)	(7,316)	(6,827)	16,272
Total comprehensive income	$43,732	$30,996	$108,819	$111,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2021	112,913	$1,129	$17,286	$356,967	$(94,641)	$280,741
Net earnings	—	—	—	68,838	—	68,838
Other comprehensive loss	—	—	—	—	(3,751)	(3,751)
Share-based compensation	—	—	3,958	—	—	3,958
Stock issued for equity awards	795	8	7,364	—	—	7,372
Employee withholding taxes paid related to net share settlement	(56)	(1)	(1,136)	—	—	(1,137)
Repurchases and cancellations of common stock	(3,675)	(36)	(27,472)	(47,492)	—	(75,000)
Balance at December 31, 2021	109,977	$1,100	$—	$378,313	$(98,392)	$281,021
Net earnings	—	—	—	46,808	—	46,808
Other comprehensive loss	—	—	—	—	(3,076)	(3,076)
Share-based compensation	—	—	2,032	—	—	2,032
Stock issued for equity awards	111	1	423	—	—	424
Employee withholding taxes paid related to net share settlement	(1)	—	(15)	—	—	(15)
Repurchases and cancellations of common stock	(3,157)	(32)	(2,440)	(52,856)	—	(55,328)
Balance at March 31, 2022	106,930	$1,069	$—	$372,265	$(101,468)	$271,866

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2020	112,405	$1,124	$1,913	$117,109	$(104,703)	$15,443
Net earnings	—	—	—	57,191	—	57,191
Other comprehensive income	—	—	—	—	23,588	23,588
Share-based compensation	—	—	2,893	—	—	2,893
Stock issued for equity awards	158	2	(2)	—	—	—
Employee withholding taxes paid related to net share settlement	(25)	(1)	(248)	—	—	(249)
Balance at December 31, 2020	112,538	$1,125	$4,556	$174,300	$(81,115)	$98,866
Net earnings	—	—	—	38,312	—	38,312
Other comprehensive loss	—	—	—	—	(7,316)	(7,316)
Share-based compensation	—	—	2,648	—	—	2,648
Stock issued for equity awards	141	2	2,321	—	—	2,323
Balance at March 31, 2021	112,679	$1,127	$9,525	$212,612	$(88,431)	$134,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net earnings	$115,646	$95,503
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	48,471	52,945
Share-based compensation expense	5,990	5,541
Amortization of deferred financing costs	1,865	2,326
Loss on early extinguishment of debt	—	1,390
Loss on disposal of equipment and other property	80	1,741
Deferred income taxes	6,507	(365)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	3,800	(3,437)
Accounts receivable, other	2,108	(5,544)
Inventory	(95,468)	(127,324)
Other current assets	(6,273)	3,588
Other assets	1,979	(4,307)
Operating leases, net	3,657	(2,420)
Accounts payable and accrued liabilities	(70,217)	101,331
Income taxes payable	(8,393)	13,447
Other liabilities	(12,525)	(2,859)
Net cash (used) provided by operating activities	(2,773)	131,556
Cash Flows from Investing Activities:
Payments for property and equipment, net of proceeds	(44,109)	(27,095)
Acquisitions, net of cash acquired	(318)	(2,245)
Net cash used by investing activities	(44,427)	(29,340)
Cash Flows from Financing Activities:
Repayments of long-term debt	(2,841)	(213,271)
Payments for common stock repurchased	(130,328)	—
Proceeds from equity awards	7,796	2,322
Employee withholding taxes paid related to net share settlement of equity awards	(1,151)	(249)
Net cash used by financing activities	(126,524)	(211,198)
Effect of foreign exchange rate changes on cash and cash equivalents	178	3,152
Net decrease in cash and cash equivalents	(173,546)	(105,830)
Cash and cash equivalents, beginning of period	400,959	514,151
Cash and cash equivalents, end of period	$227,413	$408,321
Supplemental Cash Flow Information:
Interest paid	$37,809	$46,445
Income taxes paid	$56,701	$20,791
Capital expenditures incurred but not paid	$3,205	$3,255

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

Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of March 31, 2022 and September 30, 2021, and our consolidated results of operations, consolidated comprehensive income, consolidated statements of stockholders’ equity for the three and six months ended March 31, 2022 and 2021 and our consolidated cash flows for the for the six months ended March 31, 2022 and 2021.

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

Impact of COVID-19

Our operating results for the three and six months ended March 31, 2022, were adversely impacted by the COVID-19 pandemic and its continuing effects on the economy, including inflationary pressures, continued supply chain disruptions, increased freight costs, labor shortages and increased labor costs. Given the uncertainty around the continuing effects of the COVID-19 pandemic and its economic impact we cannot reasonably predict the effect they will have on future periods. If we become materially and adversely impacted, we may have to consider adjustments to our strategic plans, inventory, liquidity, operational and capital expenditure plans.

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

Changes to our contract liabilities, which are included in accrued liabilities in our condensed balance sheets, for the periods were as follows (in thousands):

	Six Months Ended March 31,
	2022	2021
Beginning Balance	$16,744	$13,947
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	6,214	7,998
Revenue recognized from beginning liability	(6,316)	(6,729)
Ending Balance	$16,642	$15,216

See Note 9, Segment Reporting, for additional information regarding the disaggregation of our sales revenue.

3.   Fair Value Measurements

Financial instruments measured on recurring basis

Consistent with the three-level hierarchy defined in ASC Topic 820, Fair Value Measurement, as amended, we categorize our financial assets and liabilities as follows:

(in thousands)	Classification	Fair Value Hierarchy Level	March 31, 2022	September 30, 2021
Financial Assets:
Foreign exchange contracts	Other current assets	Level 2	$329	$—
Interest rate caps	Other assets	Level 2	133	35
Total assets			$462	$35
.
Financial Liabilities:
Foreign exchange contracts	Accrued liabilities	Level 2	$612	$—

Financial instruments not measured at fair value

Carrying amounts and the related estimated fair value of our long-term debt, excluding capital lease obligations and debt issuance costs, are as follows:

		March 31, 2022		September 30, 2021
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding capital leases
Senior notes	Level 1	$979,961	$1,000,636	$979,961	$1,019,635
Term loan B	Level 2	410,250	405,122	413,000	411,451
Total long-term debt		$1,390,211	$1,405,758	$1,392,961	$1,431,086

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

4.   Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock, subject to certain limitations governed by our debt agreements. In July 2021, our Board of Directors approved a term extension of the share repurchase program for the four-year period ending September 30, 2025. As of March 31, 2022, we had authorization of approximately $595.8 million of additional potential share repurchases remaining under our share repurchase program.

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Number of shares repurchased	3,157	—	6,832	—
Total cost of share repurchased	$55,328	$—	$130,328	$—

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2021	$(92,154)	$(2,085)	$(402)	$(94,641)
Other comprehensive loss before reclassification, net of tax	(7,261)	(114)	(212)	(7,587)
Reclassification to net earnings, net of tax	—	392	368	760
Balance at March 31, 2022	$(99,415)	$(1,807)	$(246)	$(101,468)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.

5.   Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Weighted-average basic shares	108,743	112,603	110,387	112,538
Dilutive securities:
Stock option and stock award programs	1,797	1,739	1,820	1,490
Weighted-average diluted shares	110,540	114,342	112,207	114,028

Anti-dilutive options excluded from our computation of diluted shares	2,534	4,197	2,169	4,222

6. Goodwill and Intangible Assets

During the three months ended March 31, 2022, we completed our annual assessment for impairment of goodwill and other intangible assets. For goodwill, we used a qualitative analysis and our actual and forecasted results are exceeding the estimates from the last quantitative test. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Intangible assets amortization expense	$999	$1,609	$2,070	$3,307

Additionally, during the six months ended March 31, 2022, the decrease in goodwill was primarily from the effects of foreign currency exchange rates of $1.5 million.

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	September 30, 2021
Compensation and benefits	$55,300	$73,344
Interest payable	24,103	24,101
Deferred revenue	18,410	18,543
Rental obligations	10,754	10,501
Insurance reserves	5,962	5,934
Property and other taxes	2,293	3,853
Operating accruals and other	53,718	69,879
Total accrued liabilities	$170,540	$206,155

8.    Derivative Instruments and Hedging Activities

During the six months ended March 31, 2022, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 3, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on inventory purchases in U.S. dollars by our foreign subsidiaries. At March 31, 2022, we held forwards, which expire ratably through September 30, 2022, with a notional amount, based upon exchange rates at March 31, 2022, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$13,013
Euro	8,551
Canadian Dollar	5,804
Total	$27,368

Quarterly, the changes in fair value related to the foreign currency forwards are recorded into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold, based on inventory turns, in our condensed consolidated statements of earnings. For the six months ended March 31, 2022 and 2021, we recognized a loss of $0.4 million and a gain of $0.4 million, respectively. The effects of our foreign currency forwards were not material for the three months ended March 31, 2022 and 2021. Based on March 31, 2022 valuations and exchange rates, we expect to reclassify losses of approximately $0.1 million into cost of goods sold over the next 12 months.

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

For the six months ended March 31, 2022 and 2021, we recognized expense of $0.4 million and $0.2 million, respectively, into interest expense on our condensed consolidated statements of earnings. The effects of our interest rate caps on our condensed consolidated statements of earnings were not material for the three months ended March 31, 2022 and 2021. Over the next 12 months, we expect to reclassify approximately $1.9 million into interest expense, which represents the original value of the expiring caplets.

9.   Segment Reporting

Segment data for the three and six months ended March 31, 2022 and 2021, is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net sales:
Sally Beauty Supply ("SBS")	$525,785	$542,664	$1,087,315	$1,090,334
Beauty Systems Group ("BSG")	385,602	383,664	804,323	772,016
Total	$911,387	$926,328	$1,891,638	$1,862,350
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$80,940	$100,063	$181,563	$195,191
BSG	46,008	47,843	104,554	96,415
Segment operating earnings	126,948	147,906	286,117	291,606
Unallocated expenses	40,487	71,764	85,777	110,910
Restructuring	—	631	1,099	863
Consolidated operating earnings	86,461	75,511	199,241	179,833
Interest expense	19,896	23,883	40,137	49,861
Earnings before provision for income taxes	$66,565	$51,628	$159,104	$129,972

Sales between segments, which are eliminated in consolidation, were not material during the three and six months ended March 31, 2022 and 2021.

Disaggregation of net sales by segment

The following tables disaggregate our segment revenues by merchandise category. We have reclassified certain prior year amounts to conform to current year presentation.

	Three Months Ended March 31,		Six Months Ended March 31,
SBS	2022	2021	2022	2021
Hair color	38.1%	35.8%	37.4%	35.9%
Hair care	24.1%	21.7%	24.0%	21.4%
Styling tools and supplies	19.2%	22.8%	19.7%	22.9%
Nail	10.6%	10.7%	10.5%	10.8%
Skin and cosmetics	7.4%	8.3%	7.7%	8.3%
Other beauty items	0.6%	0.7%	0.7%	0.7%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2022	2021	2022	2021
Hair color	42.7%	42.6%	42.4%	41.4%
Hair care	39.9%	38.8%	39.9%	39.0%
Styling tools and supplies	11.2%	11.2%	11.3%	11.8%
Skin and cosmetics	3.5%	4.0%	4.0%	4.3%
Nail	2.3%	2.9%	2.1%	3.1%
Other beauty items	0.4%	0.5%	0.3%	0.4%
Total	100.0%	100.0%	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended March 31,		Six Months Ended March 31,
SBS	2022	2021	2022	2021
Company-operated stores	93.7%	93.0%	94.0%	93.5%
E-commerce	6.3%	6.9%	6.0%	6.5%
Franchise stores	0.0%	0.1%	0.0%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2022	2021	2022	2021
Company-operated stores	66.6%	70.2%	67.1%	69.9%
Distributor sales consultants	14.0%	13.7%	13.8%	14.0%
E-commerce	12.4%	9.1%	12.0%	8.8%
Franchise stores	7.0%	7.0%	7.1%	7.3%
Total	100.0%	100.0%	100.0%	100.0%

10. Subsequent Event

On April 29, 2022, we announced that our wholly-owned subsidiaries, Sally Holdings LLC (“Holdings”) and Sally Capital Inc. (together with Holdings, the “Issuers”), issued a notice of redemption (the “Redemption Notice”), to redeem on May 31, 2022, the entire $300.00 million aggregate principal amount of the 8.750% Senior Secured Second Lien Notes due 2025 (“Notes”) which remain outstanding. The redemption is being made pursuant to the terms of the Indenture dated April 24, 2020, at a redemption price equal to 104.375% of the principal amount of the Notes plus accrued but unpaid interest to, but not including, the redemption date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Executive Overview

Our results in the second quarter of 2022 delivered a solid financial performance with increases in gross margin, net earnings and diluted earnings per share, compared to the same period last year. We achieved all of this despite the ongoing macro-environment challenges surrounding the COVID-19 Omicron variant, supply chain, and inflationary pressures, which have impacted customer behavior and purchasing power. However, by continuing to focus on our four strategic pillars; leveraging our digital platform, driving loyalty and personalization, delivering product innovation and optimizing our supply chain, we believe we are well-positioned to navigate these macro headwinds and continue to drive growth in both of our businesses, retail and professional.

Highlights for the Three Months Ended March 31, 2022

•	Consolidated net sales for the three months ended March 31, 2022, decreased $14.9 million, or 1.6%, to $911.4 million, compared to the three months ended March 31, 2021;
•	Consolidated comparable sales increased 0.2% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021;
•

Consolidated gross profit for the three months ended March 31, 2022, decreased $1.9 million, or 0.4%, to $465.3 million, compared to the three months ended March 31, 2021. Gross margin increased 70 basis points to 51.1% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021;

•

Consolidated operating earnings for the three months ended March 31, 2022, increased $11.0 million, or 14.5%, to $86.5 million, compared to the three months ended March 31, 2021. Operating margin increased 130 bps to 9.5% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021;

•	For the three months ended March 31, 2022, our consolidated net earnings increased $8.5 million, or 22.2%, to $46.8 million, compared to the three months ended March 31, 2021;
•	For the three months ended March 31, 2022, our diluted earnings per share was $0.42 compared to $0.34 for the three months ended March 31, 2021; and
•	Cash provided by operations was $2.8 million for the three months ended March 31, 2022, compared to cash provided by operations of $92.6 million for the three months ended March 31, 2021.

Impact of COVID-19 on Our Business

Throughout the current quarter and year we continued to experience disruptions to our business as a result of the COVID-19 pandemic and continued to take certain actions in order to protect our customers and associates. In particular, our store operations were disrupted by the Omicron variant due to employee illnesses primarily in December and January and we continued to incur additional costs associated with testing and vaccinations, disinfectant cleanings in connection with positive cases in stores and support centers, and the write-down of obsolete personal-protective equipment inventory.

Due to general labor shortages in the U.S., especially among retail and hourly employees, we have also experienced staffing shortages at our U.S. stores and an increase in our compensation costs in order to attract and retain associates.  While the situation has been improving, we cannot reasonably predict the effects of new variants or expect these positive trends to continue. Therefore, our future performance may partially depend on impacts of COVID-19 such as decreased customer in-store traffic, new waves of infection, labor and supply chain disruptions, developing variants, changes in guidance from international and domestic authorities, and availability and timing of vaccines.

Refer to Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2021, for further discussion on the risks and uncertainties created by COVID-19.

Global Supply Chain and Inflationary Impact

There continues to be volatility in the global supply chain as shipment delays continue to impact ports, inflationary pressures are exacerbated by global political instability, and consumer demand continues to evolve as a lingering effect from the COVID-19 pandemic. In the current quarter we continued to experience elevated distribution costs as these shifts in demand and supply have led to longer lead times and delays, and carriers are faced with increased costs associated with capacity imbalances between ports as well as overall prolonged transportation challenges. Moreover, the war in Ukraine has created additional uncertainty in the global markets, which have seen a rise in fuel prices, and is another factor impacting distribution costs. Due to these events, we have seen an increase in our inbound freight costs and extended inventory in transit times. Inflationary pressures also impacted customer behavior which resulted in lower traffic and conversion in the current quarter.

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

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Net sales:
SBS	$525,785	$542,664	$(16,879)	(3.1)%	$1,087,315	$1,090,334	$(3,019)	(0.3)%
BSG	385,602	383,664	1,938	0.5%	804,323	772,016	32,307	4.2%
Consolidated	$911,387	$926,328	$(14,941)	(1.6)%	$1,891,638	$1,862,350	$29,288	1.6%

Gross profit:
SBS	$309,262	$317,161	$(7,899)	(2.5)%	$637,434	$632,973	$4,461	0.7%
BSG	156,070	150,068	6,002	4.0%	328,027	304,980	23,047	7.6%
Consolidated	$465,332	$467,229	$(1,897)	(0.4)%	$965,461	$937,953	$27,508	2.9%

Segment gross margin:
SBS	58.8%	58.4%	40	bps	58.6%	58.1%	50	bps
BSG	40.5%	39.1%	140	bps	40.8%	39.5%	130	bps
Consolidated	51.1%	50.4%	70	bps	51.0%	50.4%	60	bps

Net earnings:
Segment operating earnings:
SBS	$80,940	$100,063	$(19,123)	(19.1)%	$181,563	$195,191	$(13,628)	(7.0)%
BSG	46,008	47,843	(1,835)	(3.8)%	104,554	96,415	8,139	8.4%
Segment operating earnings	126,948	147,906	(20,958)	(14.2)%	286,117	291,606	(5,489)	(1.9)%
Unallocated expenses and restructuring (a)	40,487	72,395	(31,908)	(44.1)%	86,876	111,773	(24,897)	(22.3)%
Consolidated operating earnings	86,461	75,511	10,950	14.5%	199,241	179,833	19,408	10.8%
Interest expense	19,896	23,883	(3,987)	(16.7)%	40,137	49,861	(9,724)	(19.5)%
Earnings before provision for income taxes	66,565	51,628	14,937	28.9%	159,104	129,972	29,132	22.4%
Provision for income taxes	19,757	13,316	6,441	48.4%	43,458	34,469	8,989	26.1%
Net earnings	$46,808	$38,312	$8,496	22.2%	$115,646	$95,503	$20,143	21.1%
	.
Number of stores at end-of-period (including franchises):
SBS					3,499	3,625	(126)	(3.5)%
BSG					1,363	1,379	(16)	(1.2)%
Consolidated					4,862	5,004	(142)	(2.8)%
Comparable sales growth (decline) (b):
SBS	(0.5)%	3.7%	(420)	bps	2.0%	(0.2)%	220	bps
BSG	1.3%	8.0%	(670)	bps	4.9%	0.2%	470	bps
Consolidated	0.2%	5.4%	(520)	bps	3.2%	(0.1)%	330	bps

(a)	Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings.
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

Results of Operations

The Three Months Ended March 31, 2022, compared to the Three Months Ended March 31, 2021

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$(2,580)
Sales outside comparable sales (a)	(10,409)
Foreign currency exchange	(3,890)
Total	$(16,879)
(a)	Includes stores opened for less than 14 months, net of stores closures

The decrease in net sales was driven by lower unit volume, primarily due to operating fewer stores compared to the same period last year, lower traffic and conversion due to the impact of COVID-19, supply chain disruptions, the lapping of stimulus gains in the prior year, and inflationary pressures impacting consumer behavior, along with the negative impact of foreign exchange rates. This decrease was partially offset by an increase in average unit prices, led by our color and care categories.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$4,737
Sales outside comparable sales (a)	(2,741)
Foreign currency exchange	(58)
Total	$1,938
(a)	Includes stores opened for less than 14 months, net of stores closures

The increase in net sales was driven by an increase in comparable sales, primarily due to an increase in average unit prices and from strong e-commerce growth. These increases were offset by a decrease in overall unit volume due to operating fewer stores compared to the same period last year.

Gross Profit

SBS. SBS’s gross profit decreased for the three months ended March 31, 2022, as a result of a decrease in net sales, partially offset by a higher gross margin. SBS’s gross margin increased primarily as a result of pricing leverage and a decrease in write-downs of obsolete personal-protective equipment, partially offset by higher distribution and freight costs and an unfavorable sales mix shift between the U.S. and international markets.

BSG. BSG’s gross profit increased for the three months ended March 31, 2022, driven by an improvement in pricing leverage and a decrease in write-downs of obsolete personal-protective equipment, partially offset by higher distribution and freight costs.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $11.2 million, or 5.2%, for the three months ended March 31, 2022. The increase was driven primarily by higher compensation and compensation-related expenses of $8.9 million, driven by general economic inflationary conditions and to store re-openings in certain international markets, as well as higher store facility costs associated with those re-openings.

BSG. BSG’s selling, general and administrative expenses increased $7.8 million, or 7.7%, for the three months ended March 31, 2022. The increase was driven primarily by higher delivery expense of $1.9 million as a result of supply chain disruptions and the cost of fuel. Additionally, there were increases in depreciation expense of $1.0 million, credit card fees of $0.9 million and other increases in variable operating expenses.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, decreased $31.3 million, or 43.6%, for the three months ended March 31, 2022, primarily due to the recognition of $31.2 million donation expense related to personal-protective equipment inventory in the prior period.

Interest Expense

The decrease in interest expense is primarily due to the lower outstanding debt principal for the three months ended March 31, 2022, as a result of the pay-down of our senior notes due 2023 and our term loan B fixed tranche during fiscal year 2021. Additionally, we recognized $1.4 million of loss on debt extinguishment in connection with the pay-down of our term loan B fixed tranche in the prior period with no comparable amounts in the current period. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The effective tax rates were 29.7% and 25.8%, for the three months ended March 31, 2022, and 2021, respectively. The increase in the effective tax rate was primarily due to the impact of the write-off of deferred tax assets related to share-based compensation in connection with expired stock options.

The Six Months Ended March 31, 2022, compared to the Six Months Ended March 31, 2021

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$20,704
Sales outside comparable sales (a)	(18,791)
Foreign currency exchange	(4,932)
Total	$(3,019)
(a)	Includes stores opened for less than 14 months, net of stores closures

The decrease in net sales was driven by lower unit volume, primarily due to operating fewer stores compared to the same period last year, and the negative impact of foreign exchange rates. This decrease was partially offset by an increase in comparable sales, reflecting stronger customer demand in the first fiscal quarter, and higher average unit prices, led by our color and care categories.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$36,394
Sales outside comparable sales (a)	(5,283)
Foreign currency exchange	1,196
Total	$32,307
(a)	Includes stores opened for less than 14 months, net of stores closures

The increase in net sales was driven by an increase in comparable sales, primarily due to an increase in average unit prices and from strong e-commerce growth. These increases were offset by a decrease in overall unit volume due to operating fewer stores compared to the same period last year.

Gross Profit

SBS. SBS’s gross profit increased for the six months ended March 31, 2022, as a result of a higher gross margin, primarily due to pricing leverage and a decrease in obsolete personal-protective equipment write-downs, partially offset by higher distribution and freight costs.

BSG. BSG’s gross profit increased for the six months ended March 31, 2022, driven by an increase in sales, and improvement of pricing leverage, coupled with a decrease in personal-protective equipment write-downs.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $18.1 million, or 4.1%, for the six months ended March 31, 2022. The increase was driven primarily by higher compensation and compensation-related expenses of $18.6 million, as a result of general economic inflationary conditions and store re-openings in certain international markets.

BSG. BSG’s selling, general and administrative expenses increased $14.9 million, or 7.1%, for the six months ended March 31, 2022. The increase was driven primarily by an increase in delivery expense of $2.5 million, compensation and compensation-related expenses of $2.3 million, depreciation expense of $1.9 million, advertising expense of $1.6 million, technology expense of $1.1 million and other increases in variable operating expenses.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, decreased $25.1 million, or 22.7%, for the six months ended March 31, 2022, driven by the recognition of $31.2 million donation expense related to personal-protective equipment inventory in the prior period, partially offset by an increase in information technology expense of $2.7 million.

Restructuring

For the six months ended March 31, 2022, restructuring charges in connection with our previously communicated Transformation Plan increased $0.2 million, to $1.1 million for the current year.

Interest Expense

The decrease in interest expense is primarily due to the lower outstanding debt principal for the six months ended March 31, 2022, as a result of the pay-down of our senior notes due 2023 and our term loan B fixed tranche during fiscal year 2021. Additionally, we recognized $1.4 million of loss on debt extinguishment in connection with the pay-down of our term loan B fixed tranche in the prior period with no comparable amounts in the current period. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The effective tax rates were 27.3% and 26.5%, for the six months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate was primarily due to an increase in foreign losses, for which we do not receive a tax benefit, and the write-off of deferred tax assets related to share-based compensation in connection with expired stock option awards.

Liquidity and Capital Resources

Overview

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our outstanding indebtedness and from funding the costs of our operations, working capital, capital expenditures, debt repayment and share repurchases. Working capital (current assets less current liabilities) increased $8.7 million, to $727.4 million at March 31, 2022, compared to $718.7 million at September 30, 2021, primarily from increased inventory as a result of restocking to normal levels of demand following prior year shipping delays, and our risk mitigation strategy to protect against potential, continued supply chain disruptions, and the reduction in accounts payable and accrued liabilities, due to the timing of payments. These increases were partially offset by a decrease in cash and cash equivalents.

At March 31, 2022, cash and cash equivalents were $227.4 million. Based upon the current level of operations and anticipated growth, we anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations and funds available under our ABL facility will be sufficient to fund working capital requirements, potential acquisitions, anticipated capital expenditures, including information technology upgrades and store remodels, and debt repayments over the next twelve months. We have continued to focus on reducing our debt levels and shares outstanding through repurchases, while also being proactive in maintaining our financial flexibility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and share repurchases. During the six months ended March 31, 2022, we did not draw funds under our ABL facility. As of March 31, 2022, we had $481.1 million available for borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities.

Share Repurchase Programs

During the six months ended March 31, 2022, we repurchased 6.8 million shares of our common stock for $130.3 million with existing cash balances. As of March 31, 2022, we had authorization of approximately $595.8 million of additional potential share repurchases remaining under our share repurchase program.

Cash Flows

Historically, our primary source of cash has been net funds provided by operating activities and, when necessary, borrowings under our ABL facility. Historically, the primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions.

Net Cash (Used) Provided by Operating Activities

The $134.3 million decrease in operating activities was driven by the reduction in accounts payable and accrued liabilities primarily due to the timing of payments, partially offset by lower inventory purchases compared to the six months ended March 31, 2021 and an increase in net earnings.

Net Cash Used by Investing Activities

Net cash used by investing activities during the six months ended March 31, 2022, increased $15.1 million to $44.4 million, compared to the six months ended March 31, 2021. This change was primarily a result of additional investments in information technology and store improvements.

Net Cash Used by Financing Activities

Net cash used by financing activities for the six months ended March 31, 2022, decreased $84.7 million to $126.5 million, as a result of the debt pay-down during the six months ended March 31, 2021 and an increase in stock options exercised, partially offset by share repurchases during the six months ended March 31, 2022.

Debt and Guarantor Financial Information

At March 31, 2022, we had $1,390.2 million in debt, not including capital leases, unamortized debt issuance costs and debt discounts, in the aggregate, of $8.6 million. Our debt consisted of $980.0 million of senior notes outstanding and a term loan with an outstanding principal balance of $410.3 million. As of March 31, 2022, there were no outstanding borrowings under our ABL facility.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Guarantor Financial Information

We currently have 5.625% Senior Notes due 2025 outstanding. These notes were issued by our wholly-owned subsidiaries, Sally Holdings LLC and Sally Capital Inc. (the “Issuers”), and registered with the Securities and Exchange Commission under a shelf registration statement.

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

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of March 31, 2022 and September 30, 2021 (in thousands):

	March 31, 2022	September 30, 2021
Inventory	$735,272	$662,802
Intercompany receivable	$-	$67,337
Current assets	$976,855	$1,069,266
Total assets	$2,098,588	$2,198,990
Intercompany payable	$13,531	$-
Current liabilities	$331,459	$422,137
Total liabilities	$2,258,947	$2,343,946

The following table presents the summarized statement of income information for six months ended March 31, 2022 (in thousands):

Net sales	$1,532,316
Gross profit	$787,970
Earnings before provision for income taxes	$132,691
Net Earnings	$98,176

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2021.

Off-Balance Sheet Financing Arrangements

At March 31, 2022, and September 30, 2021, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2022, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 30, 2022	-	$-	-	$651,120,625
February 1 - February 28, 2022	2,234,514	17.68	2,234,514	611,606,688
March 1 - March 31, 2022	922,460	17.14	922,460	595,792,425
Total this quarter	3,156,974	$17.53	3,156,974	$595,792,425

(1)

The table above does not include 808 shares of the Company’s common stock surrendered by grantees during the quarter to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in Inline XBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 5, 2022

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer