Form 10-Q
period 2022-06-30
Sally Beauty Holdings, Inc.
filed 2022-08-04
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2022

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

As of July 29, 2022, there were 107,016,939 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	June 30, 2022	September 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,318	$400,959
Trade accounts receivable, net	31,462	32,623
Accounts receivable, other	35,911	33,958
Inventory	1,014,622	871,349
Other current assets	59,806	44,686
Total current assets	1,243,119	1,383,575
Property and equipment, net of accumulated depreciation of $808,298 at June 30, 2022, and $767,403 at September 30, 2021	289,814	307,377
Operating lease assets	549,493	537,673
Goodwill	533,147	541,209
Intangible assets, excluding goodwill, net of accumulated amortization of $40,336 at June 30, 2022, and $38,957 at September 30, 2021	50,386	55,532
Other assets	19,907	21,766
Total assets	$2,685,866	$2,847,132
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$167,169	$194
Accounts payable	279,359	291,632
Accrued liabilities	165,996	206,155
Current operating lease liabilities	159,452	156,234
Income taxes payable	2,985	10,666
Total current liabilities	774,961	664,881
Long-term debt	1,083,924	1,382,530
Long-term operating lease liabilities	421,072	404,147
Other liabilities	16,781	29,056
Deferred income tax liabilities, net	93,257	85,777
Total liabilities	2,389,995	2,566,391
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 107,017 and 113,138 shares issued and 106,963 and 112,913 shares outstanding at June 30, 2022, and September 30, 2021, respectively	1,070	1,129
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	2,339	17,286
Accumulated earnings	418,832	356,967
Accumulated other comprehensive loss, net of tax	(126,370)	(94,641)
Total stockholders’ equity	295,871	280,741
Total liabilities and stockholders’ equity	$2,685,866	$2,847,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$961,467	$1,022,387	$2,853,105	$2,884,737
Cost of goods sold	471,259	507,981	1,397,436	1,432,378
Gross profit	490,208	514,406	1,455,669	1,452,359
Selling, general and administrative expenses	390,961	386,481	1,156,082	1,143,738
Restructuring	44	508	1,143	1,371
Operating earnings	99,203	127,417	298,444	307,250
Interest expense	35,977	23,452	76,113	73,313
Earnings before provision for income taxes	63,226	103,965	222,331	233,937
Provision for income taxes	16,659	27,759	60,117	62,228
Net earnings	$46,567	$76,206	$162,214	$171,709
Earnings per share:
Basic	$0.44	$0.68	$1.48	$1.52
Diluted	$0.43	$0.66	$1.46	$1.50
Weighted-average shares:
Basic	106,940	112,739	109,238	112,605
Diluted	108,526	114,927	110,907	114,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net earnings	$46,567	$76,206	$162,214	$171,709
Other comprehensive (loss) income:
Foreign currency translation adjustments	(27,384)	6,617	(34,645)	23,734
Interest rate caps, net of tax	2,050	471	2,328	646
Foreign exchange contracts, net of tax	432	(191)	588	(1,211)
Other comprehensive (loss) income, net of tax	(24,902)	6,897	(31,729)	23,169
Total comprehensive income	$21,665	$83,103	$130,485	$194,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2021	112,913	$1,129	$17,286	$356,967	$(94,641)	$280,741
Net earnings	—	—	—	68,838	—	68,838
Other comprehensive loss	—	—	—	—	(3,751)	(3,751)
Share-based compensation	—	—	3,958	—	—	3,958
Stock issued for equity awards	795	8	7,364	—	—	7,372
Employee withholding taxes paid related to net share settlement	(56)	(1)	(1,136)	—	—	(1,137)
Repurchases and cancellations of common stock	(3,675)	(36)	(27,472)	(47,492)	—	(75,000)
Balance at December 31, 2021	109,977	$1,100	$—	$378,313	$(98,392)	$281,021
Net earnings	—	—	—	46,808	—	46,808
Other comprehensive loss	—	—	—	—	(3,076)	(3,076)
Share-based compensation	—	—	2,032	—	—	2,032
Stock issued for equity awards	111	1	423	—	—	424
Employee withholding taxes paid related to net share settlement	(1)	—	(15)	—	—	(15)
Repurchases and cancellations of common stock	(3,157)	(32)	(2,440)	(52,856)	—	(55,328)
Balance at March 31, 2022	106,930	$1,069	$—	$372,265	$(101,468)	$271,866
Net earnings	—	—	—	46,567	—	46,567
Other comprehensive loss	—	—	—	—	(24,902)	(24,902)
Share-based compensation	—	—	2,113	—	—	2,113
Stock issued for equity awards	35	1	253	—	—	254
Employee withholding taxes paid related to net share settlement	(2)	—	(27)	—	—	(27)
Balance at June 30, 2022	106,963	$1,070	$2,339	$418,832	$(126,370)	$295,871

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2020	112,405	$1,124	$1,913	$117,109	$(104,703)	$15,443
Net earnings	—	—	—	57,191	—	57,191
Other comprehensive income	—	—	—	—	23,588	23,588
Share-based compensation	—	—	2,893	—	—	2,893
Stock issued for equity awards	158	2	(2)	—	—	—
Employee withholding taxes paid related to net share settlement	(25)	(1)	(248)	—	—	(249)
Balance at December 31, 2020	112,538	$1,125	$4,556	$174,300	$(81,115)	$98,866
Net earnings	—	—	—	38,312	—	38,312
Other comprehensive loss	—	—	—	—	(7,316)	(7,316)
Share-based compensation	—	—	2,648	—	—	2,648
Stock issued for equity awards	141	2	2,321	—	—	2,323
Balance at March 31, 2021	112,679	$1,127	$9,525	$212,612	$(88,431)	$134,833
Net loss	—	—	—	76,206	—	76,206
Other comprehensive income	—	—	—	—	6,897	6,897
Share-based compensation	—	—	2,617	—	—	2,617
Stock issued for stock options	101	1	1,716	—	—	1,717
Balance at June 30, 2021	112,780	$1,128	$13,858	$288,818	$(81,534)	$222,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net earnings	$162,214	$171,709
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	73,361	78,090
Share-based compensation expense	8,103	8,158
Amortization of deferred financing costs	2,702	3,280
Loss on early extinguishment of debt	16,439	2,449
Loss on disposal of equipment and other property	57	1,638
Deferred income taxes	7,702	(998)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	243	(8,612)
Accounts receivable, other	(3,034)	(10,363)
Inventory	(160,194)	(108,317)
Other current assets	(15,577)	(931)
Other assets	3,547	1,578
Operating leases, net	8,448	(1,595)
Accounts payable and accrued liabilities	(34,349)	78,250
Income taxes payable	(8,169)	6,372
Other liabilities	(12,266)	(2,980)
Net cash provided by operating activities	49,227	217,728
Cash Flows from Investing Activities:
Payments for property and equipment, net of proceeds	(67,234)	(44,888)
Acquisitions, net of cash acquired	(665)	(2,351)
Net cash used by investing activities	(67,899)	(47,239)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	283,003	—
Repayments of long-term debt, including prepayment costs	(433,383)	(418,986)
Debt issuance costs	—	(1,300)
Payments for common stock repurchased	(130,328)	—
Proceeds from equity awards	8,050	4,039
Employee withholding taxes paid related to net share settlement of equity awards	(1,179)	(249)
Net cash used by financing activities	(273,837)	(416,496)
Effect of foreign exchange rate changes on cash and cash equivalents	(7,132)	2,173
Net decrease in cash and cash equivalents	(299,641)	(243,834)
Cash and cash equivalents, beginning of period	400,959	514,151
Cash and cash equivalents, end of period	$101,318	$270,317
Supplemental Cash Flow Information:
Interest paid	$75,660	$86,293
Income taxes paid	$73,862	$53,764
Capital expenditures incurred but not paid	$7,682	$2,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Significant Accounting Policies

Business Operations

Sally Beauty Holdings is an international specialty retailer and distributor of professional beauty supplies with operations in North America, South America and Europe. We are one of the largest distributors of professional beauty supplies in the U.S. based on store count, operating under two segments, Sally Beauty Supply (“SBS”) and Beauty Systems Group (“BSG”). Our operations consist of company-operated stores, franchise stores and several e-commerce platforms. Within BSG, we also have one of the largest networks of distributor sales consultants (“DSCs”) for professional beauty products in North America, who sell directly to salons and salon professionals. SBS targets retail consumers, salons and salon professionals, while BSG targets salons and salon professionals.

Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In the opinion of management, these condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of June 30, 2022, and September 30, 2021, and our consolidated results of operations, consolidated comprehensive income, consolidated statements of stockholders’ equity for the three and nine months ended June 30, 2022 and 2021, and our consolidated cash flows for the nine months ended June 30, 2022 and 2021.

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

Use of Estimates

In order to present our financial statements in conformity with GAAP, we are required to make certain estimates and assumptions that impact our interim financial statements and supplementary disclosures. These estimates may use forecasted financial information based on reasonable information available, however are subject to change in the future. Additionally, unknown future impacts of COVID-19 may impact those estimates and assumptions as well. Significant estimates and assumptions are part of our accounting for sales allowances, deferred revenue, valuation of inventory, amortization and depreciation, intangibles and goodwill, and other reserves. We believe these estimates and assumptions are reasonable; however, they are based on management’s current knowledge of events and actions, and changes in facts and circumstances may result in revised estimates and impact actual results.

Impact of COVID-19

Our operating results for the fiscal years 2022 and 2021 were adversely impacted by the COVID-19 pandemic and its effects on the global economy. Given the uncertainty around the continued effects of the COVID-19 pandemic and macro-environment, we cannot reasonably predict the effect they will have on future periods. If once again we become materially and adversely impacted, we may have to consider adjustments to our operations, inventory, liquidity, capital expenditures and accounting estimates and reserves.

2.   Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise at the point-of-sale. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data.

Changes to our contract liabilities, which are included in accrued liabilities in our condensed consolidated balance sheets, for the periods were as follows (in thousands):

	Nine Months Ended June 30,
	2022	2021
Beginning Balance	$16,744	$13,947
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	5,195	11,950
Revenue recognized from beginning liability	(8,132)	(9,391)
Ending Balance	$13,807	$16,506

See Note 10, Segment Reporting, for additional information regarding the disaggregation of our sales revenue.

3.   Fair Value Measurements

Financial instruments measured on recurring basis

Consistent with the three-level hierarchy defined in ASC Topic 820, Fair Value Measurement, as amended, we categorize our financial assets and liabilities as follows:

(in thousands)	Classification	Fair Value Hierarchy Level	June 30, 2022	September 30, 2021
Financial Assets:
Foreign exchange contracts	Other current assets	Level 2	$547	$—
Interest rate caps	Other assets	Level 2	2,029	35
Total assets			$2,576	$35
.
Financial Liabilities:
Foreign exchange contracts	Accrued liabilities	Level 2	$315	$—

Financial instruments not measured at fair value

Carrying amounts and the related estimated fair value of our long-term debt, excluding capital lease obligations and debt issuance costs, are as follows:

		June 30, 2022		September 30, 2021
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding capital leases
Senior notes	Level 1	$679,961	$638,313	$979,961	$1,019,635
Term loan B	Level 2	408,875	403,764	413,000	411,451
Total long-term debt		$1,088,836	$1,042,077	$1,392,961	$1,431,086

The table above excludes amounts, if any, related to our ABL facility as the balance approximates fair value due to the short-term nature of our borrowings. The fair value of the senior notes was measured using unadjusted quoted market prices. The fair value of Term Loan B was measured using quoted market prices for similar debt securities in active markets or widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates.

4.   Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock, subject to certain limitations governed by our debt agreements. In July 2021, our Board of Directors approved a term extension of the share repurchase program for the four-year period ending September 30, 2025. As of June 30, 2022, we had authorization of approximately $595.8 million of additional potential share repurchases remaining under our share repurchase program.

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Number of shares repurchased	—	—	6,832	—
Total cost of share repurchased	$—	$—	$130,328	$—

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2021	$(92,154)	$(2,085)	$(402)	$(94,641)
Other comprehensive loss before reclassification, net of tax	(34,645)	1,073	400	(33,172)
Reclassification to net earnings, net of tax	—	1,255	188	1,443
Balance at June 30, 2022	$(126,799)	$243	$186	$(126,370)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.

5.   Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Weighted-average basic shares	106,940	112,739	109,238	112,605
Dilutive securities:
Stock option and stock award programs	1,586	2,188	1,669	1,669
Weighted-average diluted shares	108,526	114,927	110,907	114,274

Anti-dilutive options excluded from our computation of diluted shares	2,406	2,188	2,385	1,670

6. Goodwill and Intangible Assets

During our second fiscal quarter, we completed our annual assessment for impairment of goodwill and indefinite-lived intangible assets. For goodwill, we used a qualitative analysis and our actual and forecasted results are exceeding the estimates from the last quantitative test. Additionally, we considered potential triggering events and determined there were none for the three months ended June 30, 2022. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Intangible assets amortization expense	$977	$1,648	$3,047	$4,956

Additionally, during the nine months ended June 30, 2022, the decreases in goodwill and other intangibles were primarily from the effects of foreign currency exchange rates of $8.3 million and $2.2 million, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	September 30, 2021
Compensation and benefits	$67,664	$73,344
Deferred revenue	16,216	18,543
Rental obligations	11,187	10,501
Insurance reserves	6,098	5,934
Interest payable	3,722	24,101
Property and other taxes	2,497	3,853
Operating accruals and other	58,612	69,879
Total accrued liabilities	$165,996	$206,155

8.     Short-term Borrowings and Long-term Debt

During the three months ended June 30, 2022, we issued a notice of redemption (the “Redemption Notice”), to redeem on May 31, 2022, the entire $300 million aggregate outstanding principal amount of the 8.75% Senior Secured Second Lien Notes due 2025 (“8.75% Senior Notes”). The redemption was made pursuant to the terms of the Indenture dated April 24, 2020, at a redemption price equal to 104.375% of the principal amount of the 8.75% Senior Notes plus accrued but unpaid interest to, but not including, the redemption date. On May 31, 2022, we redeemed these 8.75% Senior Notes with excess cash on hand and $150.0 million in borrowings from our ABL facility. In connection with the redemption, we recognized a loss on the extinguishment of debt of $16.4 million within interest expense, which included a redemption premium of $13.1 million and the write-off of unamortized deferred financing costs of $3.3 million.

At June 30, 2022, our ABL facility had $167.0 million in outstanding borrowings and $314.2 million available for borrowing, including the Canadian sub-facility, subject to the conditions contained therein.

9.    Derivative Instruments and Hedging Activities

During the nine months ended June 30, 2022, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 3, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on inventory purchases in U.S. dollars by our foreign subsidiaries. At June 30, 2022, we held forwards, which expire ratably through September 30, 2022, with a notional amount, based upon exchange rates at June 30, 2022, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$6,478
Euro	4,084
Canadian Dollar	2,619
Total	$13,181

Quarterly, the changes in fair value related to the foreign currency forwards are recorded into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold, based on inventory turns, in our condensed consolidated statements of earnings. For the nine months ended June 30, 2022 and 2021, we recognized a loss of $0.2 million and a gain of $0.1 million, respectively. The effects of our foreign currency forwards were not material for the three months ended June 30, 2022 and 2021. Based on June 30, 2022, valuations and exchange rates, we expect to reclassify gains of approximately $1.6 million into cost of goods sold over the next 12 months.

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

For the nine months ended June 30, 2022 and 2021, we recognized expense of $1.3 million and $0.8 million, respectively, into interest expense on our condensed consolidated statements of earnings. The effects of our interest rate caps on our condensed consolidated statements of earnings were not material for the three months ended June 30, 2022 and 2021. Over the next 12 months, we expect to reclassify approximately $0.7 million into interest expense, which represents the original value of the expiring caplets.

10.   Segment Reporting

Segment data for the three and nine months ended June 30, 2022 and 2021, is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Sally Beauty Supply ("SBS")	$551,725	$602,681	$1,639,040	$1,693,015
Beauty Systems Group ("BSG")	409,742	419,706	1,214,065	1,191,722
Total	$961,467	$1,022,387	$2,853,105	$2,884,737
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$88,792	$116,784	$270,355	$311,975
BSG	56,067	55,265	160,621	151,680
Segment operating earnings	144,859	172,049	430,976	463,655
Unallocated expenses	45,612	44,124	131,389	155,034
Restructuring	44	508	1,143	1,371
Consolidated operating earnings	99,203	127,417	298,444	307,250
Interest expense	35,977	23,452	76,113	73,313
Earnings before provision for income taxes	$63,226	$103,965	$222,331	$233,937

Sales between segments, which are eliminated in consolidation, were not material during the three and nine months ended June 30, 2022 and 2021.

Disaggregation of net sales by segment

The following tables disaggregate our segment revenues by merchandise category. We have reclassified certain prior year amounts to conform to current year presentation.

	Three Months Ended June 30,		Nine Months Ended June 30,
SBS	2022	2021	2022	2021
Hair color	38.3%	36.4%	37.7%	36.1%
Hair care	23.5%	22.1%	23.8%	21.6%
Styling tools and supplies	18.8%	21.3%	19.4%	22.4%
Nail	11.3%	10.9%	10.8%	10.8%
Skin and cosmetics	7.6%	8.5%	7.6%	8.4%
Other beauty items	0.5%	0.8%	0.7%	0.7%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2022	2021	2022	2021
Hair color	42.3%	44.3%	42.4%	42.4%
Hair care	40.0%	37.2%	39.9%	38.4%
Styling tools and supplies	11.4%	11.6%	11.2%	11.7%
Skin and cosmetics	3.4%	3.7%	3.9%	4.1%
Nail	2.5%	2.7%	2.3%	2.9%
Other beauty items	0.4%	0.5%	0.3%	0.5%
Total	100.0%	100.0%	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended June 30,		Nine Months Ended June 30,
SBS	2022	2021	2022	2021
Company-operated stores	94.0%	94.2%	94.0%	93.7%
E-commerce	6.0%	5.7%	6.0%	6.2%
Franchise stores	0.0%	0.1%	0.0%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2022	2021	2022	2021
Company-operated stores	66.6%	69.2%	66.9%	69.7%
Distributor sales consultants	13.9%	14.1%	13.9%	14.0%
E-commerce	11.6%	8.8%	11.8%	8.8%
Franchise stores	7.9%	7.9%	7.4%	7.5%
Total	100.0%	100.0%	100.0%	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Executive Overview

In the third quarter of fiscal year 2022, we delivered solid gross margin growth in both segments compared to the same period last year. Additionally during the quarter, we repaid the entire $300 million dollar balance on our 8.75% Senior Notes and continued to invest for growth through many of our initiatives, despite volatile market conditions and its impact on our topline performance. With a healthy balance sheet, a strong operating infrastructure and the loyalty of our core customers, we believe we are well positioned to continue navigating the macro-environment and remain focused on our four strategic pillars: leveraging our digital platform, driving loyalty and personalization, delivering product innovation and optimizing our supply chain.

Financial Summary for the Three Months Ended June 30, 2022

•

Consolidated net sales for the three months ended June 30, 2022, decreased $60.9 million, or 6.0%, to $961.5 million, compared to the three months ended June 30, 2021. Consolidated net sales included a negative impact from changes in foreign currency exchange rates of $13.0 million;

•	Consolidated comparable sales decreased 3.6% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021;
•

Consolidated gross profit for the three months ended June 30, 2022, decreased $24.2 million, or 4.7%, to $490.2 million, compared to the three months ended June 30, 2021. Gross margin increased 70 basis points to 51.0% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021;

•

Consolidated operating earnings for the three months ended June 30, 2022, decreased $28.2 million, or 22.1%, to $99.2 million, compared to the three months ended June 30, 2021. Operating margin decreased 220 bps to 10.3% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021;

•	For the three months ended June 30, 2022, our consolidated net earnings decreased $29.6 million, or 38.9%, to $46.6 million, compared to the three months ended June 30, 2021;
•	For the three months ended June 30, 2022, our diluted earnings per share was $0.43 compared to $0.66 for the three months ended June 30, 2021;
•	Cash provided by operations was $52.0 million for the three months ended June 30, 2022, compared to $86.2 million for the three months ended June 30, 2021; and
•

During the period, we redeemed the entire outstanding principal amount of our 8.75% Senior Notes at a redemption price equal to 104.375%. As a result, we recorded a loss on debt extinguishment of $16.4 million within interest expense on our condensed consolidated statements of earnings.

Trends Impacting Our Business

Global inflationary pressures continue to impact consumer spending behavior and the cost for products and services. Moreover, there is still volatility in the global supply chain, while freight carriers are faced with higher fuel prices. During the current quarter and fiscal year, these headwinds have resulted in lower traffic and conversion in our business and increases in certain operating costs, including inbound freight and delivery expenses. Additionally, due to general labor shortages in the U.S. during the year, especially among retail and hourly employees, we have experienced an increase in our compensation costs in order to attract and retain associates. We continue to monitor these challenges and implement measures to help mitigate their impacts, including managing our inventory levels to reduce out-of-stock items, adjusting our promotional activities, optimizing our store base and expanding our partnerships with delivery service providers. Although these initiatives have helped mitigate ongoing macro-headwinds we cannot reasonably predict the long-term effects of inflation and supply chain disruptions.

In a measure to curb inflation, the U.S. Federal Reserve has continued to increase the federal funds effective rate. In turn, these increases have raised the cost of debt borrowings. We currently have approximately $575.9 million in variable rate debt, with $408.9 million hedged with interest rate caps to help mitigate the impact of raising rates. Future increases in the federal funds effective rate could have a material adverse impact to our cost of debt, including any future changes in our debt structure.

Impact of COVID-19 on Our Business

During the fiscal year, we experienced disruptions to our business as a result of the COVID-19 pandemic and we continue to take certain actions in order to protect our customers and associates. In particular, our store operations continue to face challenges and disruptions related to COVID-19 surges and spikes in infection levels. While the situation has shown signs of stabilization, we cannot reasonably predict the effects of new variants or expect improving trends to continue. Therefore, our future performance may partially depend on impacts of COVID-19 such as decreased customer in-store traffic, temporary store closures, and continued labor and supply chain disruptions.

Refer to Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2021, for further discussion on the risks and uncertainties created by COVID-19.

Comparable Sales

The Company’s initiative to invest in our digital platforms support our omni-channel strategies to provide customers an enhanced shopping experience. As such, we believe that comparable sales is an appropriate performance indicator to measure our sales growth compared to the prior period. Our comparable sales include sales from stores that have been operating for 14 months or longer as of the last day of a month and e-commerce revenue. Additionally, comparable sales include sales to franchisees and full service sales. Our comparable sales excludes the effect of changes in foreign exchange rates and sales from stores relocated until 14 months after the relocation. Revenue from acquisitions are excluded from our comparable sales calculation until 14 months after the acquisition. Our calculation of comparable sales might not be the same as other retailers as the calculation varies across the retail industry.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2022	2021	Increase (Decrease)		2022	2021	Increase (Decrease)
Net sales:
SBS	$551,725	$602,681	$(50,956)	(8.5)%	$1,639,040	$1,693,015	$(53,975)	(3.2)%
BSG	409,742	419,706	(9,964)	(2.4)%	1,214,065	1,191,722	22,343	1.9%
Consolidated	$961,467	$1,022,387	$(60,920)	(6.0)%	$2,853,105	$2,884,737	$(31,632)	(1.1)%

Gross profit:
SBS	$322,815	$349,167	$(26,352)	(7.5)%	$960,249	$982,139	$(21,890)	(2.2)%
BSG	167,393	165,239	2,154	1.3%	495,420	470,220	25,200	5.4%
Consolidated	$490,208	$514,406	$(24,198)	(4.7)%	$1,455,669	$1,452,359	$3,310	0.2%

Segment gross margin:
SBS	58.5%	57.9%	60	bps	58.6%	58.0%	60	bps
BSG	40.9%	39.4%	150	bps	40.8%	39.5%	130	bps
Consolidated	51.0%	50.3%	70	bps	51.0%	50.3%	70	bps

Net earnings:
Segment operating earnings:
SBS	$88,792	$116,784	$(27,992)	(24.0)%	$270,355	$311,975	$(41,620)	(13.3)%
BSG	56,067	55,265	802	1.5%	160,621	151,680	8,941	5.9%
Segment operating earnings	144,859	172,049	(27,190)	(15.8)%	430,976	463,655	(32,679)	(7.0)%
Unallocated expenses and restructuring (a)	45,656	44,632	1,024	2.3%	132,532	156,405	(23,873)	(15.3)%
Consolidated operating earnings	99,203	127,417	(28,214)	(22.1)%	298,444	307,250	(8,806)	(2.9)%
Interest expense	35,977	23,452	12,525	53.4%	76,113	73,313	2,800	3.8%
Earnings before provision for income taxes	63,226	103,965	(40,739)	(39.2)%	222,331	233,937	(11,606)	(5.0)%
Provision for income taxes	16,659	27,759	(11,100)	(40.0)%	60,117	62,228	(2,111)	(3.4)%
Net earnings	$46,567	$76,206	$(29,639)	(38.9)%	$162,214	$171,709	$(9,495)	(5.5)%
	.
Number of stores at end-of-period (including franchises):
SBS					3,468	3,611	(143)	(4.0)%
BSG					1,361	1,367	(6)	(0.4)%
Consolidated					4,829	4,978	(149)	(3.0)%
Comparable sales growth (decline) (b):
SBS	(5.0)%	43.1%	(4,810)	bps	(0.5)%	11.8%	(1,235)	bps
BSG	(1.6)%	43.0%	(4,460)	bps	2.6%	12.0%	(941)	bps
Consolidated	(3.6)%	43.1%	(4,670)	bps	0.8%	11.9%	(1,110)	bps

(a)	Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings.
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

Results of Operations

The Three Months Ended June 30, 2022, compared to the Three Months Ended June 30, 2021

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$(28,522)
Sales outside comparable sales (a)	(10,568)
Foreign currency exchange	(11,866)
Total	$(50,956)
(a)	Includes stores opened for less than 14 months, net of stores closures

The decrease in SBS’s net sales was driven by lower comparable sales, the negative impact from foreign exchange rates and the impact of closed stores. SBS’s comparable sales decrease was driven by fewer transactions as a result of lower store traffic, while the average ticket was relatively unchanged, resulting from lower average unit volume offset by higher average unit retail prices, led by our color and care categories.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$(6,597)
Sales outside comparable sales (a)	(2,185)
Foreign currency exchange	(1,182)
Total	$(9,964)
(a)	Includes stores opened for less than 14 months, net of stores closures

The decrease in BSG’s net sales was primarily due to lower comparable sales, the impact of closed stores and the negative impact from the Canadian foreign exchange rate. BSG’s comparable sales was driven by fewer transactions as a result of lower store traffic, partially offset by an increase in average ticket, resulting from higher average unit retail prices, led by color, care and styling tools categories, partially offset by lower unit volume.

Gross Profit

SBS. SBS’s gross profit decreased for the three months ended June 30, 2022, as a result of a decrease in net sales, partially offset by a higher gross margin. SBS’s gross margin increased primarily as a result of an improvement in pricing leverage, partially offset by higher distribution and freight costs.

BSG. BSG’s gross profit increased for the three months ended June 30, 2022, driven by an improvement in pricing leverage, partially offset by higher distribution and freight costs.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $1.6 million, or 0.7%, for the three months ended June 30, 2022. The increase was driven by higher compensation and compensation-related expenses of $5.4 million, resulting from higher wages within general labor markets, and higher information technology expenses of $1.2 million, partially offset by the favorable impact of foreign exchange rates of $4.6 million.

BSG. BSG’s selling, general and administrative expenses increased $1.4 million, or 1.2%, for the three months ended June 30, 2022. The increase was driven primarily by higher delivery expense of $1.3 million as a result of increased fuel prices

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $1.5 million, or 3.4%, for the three months ended June 30, 2022, primarily due to higher information technology expense.

Interest Expense

The increase in interest expense is primarily due to the repayment of our 8.75% Senior Notes, which resulted in a loss from debt extinguishment of $16.4 million from an early call premium of $13.1 million and the write-off of unamortized debt issuance costs of $3.3 million in the current quarter. This increase was partially offset by the interest savings of $2.3 million from the repayment of the 8.75% Senior Notes. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The effective tax rates were 26.3% and 26.7%, for the three months ended June 30, 2022, and 2021, respectively.

The Nine Months Ended June 30, 2022, compared to the Nine Months Ended June 30, 2021

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$(7,818)
Sales outside comparable sales (a)	(29,027)
Foreign currency exchange	(17,130)
Total	$(53,975)
(a)	Includes stores opened for less than 14 months, net of stores closures

The decrease in SBS’s net sales was driven by the impact of store closures, the negative impact of foreign exchange rates and lower comparable sales. SBS’s comparable sales were lower due to fewer transactions, impacted by lower traffic, and a lower average ticket, resulting from lower average unit volume, partially offset by higher average unit retail prices, led by our color and care categories.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$29,797
Sales outside comparable sales (a)	(7,468)
Foreign currency exchange	14
Total	$22,343
(a)	Includes stores opened or acquired for less than 14 months, net of stores closures

The increase in BSG’s net sales was driven by higher comparable sales, partially offset by the impact of closed stores. BSG’s comparable sales increase was driven by a higher average ticket, resulting from higher average unit retail prices, led by color, care and styling tools categories, partially offset by lower average unit volume.

Gross Profit

SBS. SBS’s gross profit decreased for the nine months ended June 30, 2022, driven by a decrease in sales, partially offset by a higher gross margin. SBS’s gross margin increase was driven by improvement of pricing leverage and fewer write-downs of obsolete personal-protective equipment, partially offset by higher distribution and freight costs and an unfavorable sales mix shift between the U.S. and international markets, resulting from the closing of certain international operations in the prior year due to COVID-19.

BSG. BSG’s gross profit increased for the nine months ended June 30, 2022, driven by an increase in sales and a higher gross margin. BSG’s gross margin increase was driven by improvement of pricing leverage and fewer write-downs of personal-protective equipment during the current year, partially offset by higher distribution and freight costs.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $19.7 million, or 2.9%, for the nine months ended June 30, 2022. The increase was driven by higher compensation and compensation-related expenses of $17.5 million, as a result of higher wages within general labor markets and store re-openings in certain international markets, and the unfavorable impact from foreign exchange rates of $7.1 million. These headwinds were partially offset by lower delivery expenses of $2.9 million, as a result of lower e-commerce sales, and lower facility costs of $2.2 million, as a result of operating fewer stores.

BSG. BSG’s selling, general and administrative expenses increased $16.3 million, or 5.1%, for the nine months ended June 30, 2022. The increase was driven by higher delivery expense of $3.8 million, depreciation and amortization of $3.5 million, advertising expense of $2.1 million, credit card fees of $1.4 million, utility expenses of $1.0 million and compensation and compensation-related expenses of $0.9 million.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, decreased $23.6 million, or 15.3%, for the nine months ended June 30, 2022, as a result of lower COVID-19 expenses of $26.4 million, including the impact of $31.2 million in donation expense in the prior year, partially offset by higher information technology expense of $3.4 million.

Interest Expense

The increase in interest expense is primarily due to the repayment of our 8.75% Senior Notes, which resulted in a loss from debt extinguishment of $16.4 million during the nine months ended June 30, 2022, compared to loss from debt extinguishment of $4.3 million related to our repayment of our senior notes due 2023 and our term loan B fixed tranche during the prior period. This was partially offset by the interest savings in connection with these repayments for $10.2 million during the fiscal year. See “Liquidity and Capital Resources” below for additional information.

Provision for Income Taxes

The effective tax rates were 27.0% and 26.6%, for the nine months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Overview

Our capital structure contains a mix of debt and equity, and a substantial portion of our liquidity needs arise from our outstanding indebtedness and from funding the costs of our operations, working capital, capital expenditures, debt repayment and share repurchases. Working capital (current assets less current liabilities) decreased $250.5 million, to $468.2 million at June 30, 2022, compared to $718.7 million at September 30, 2021. This decrease was driven by the repayment of our 8.75% Senior Notes through the use of excess cash and additional borrowing on our ABL facility. Additionally, cash was further reduced by stock repurchases during the fiscal year. The decrease to working capital was partially offset by higher inventory as a result of the inflationary cost increases on our purchases and additional inventory relating to BSG's distribution partnership with Regis to service their salons account.

At June 30, 2022, cash and cash equivalents were $101.3 million. We anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations, and funds available under our ABL facility will be sufficient to fund working capital requirements, potential acquisitions, anticipated capital expenditures, including information technology upgrades and store remodels, and debt repayments over the next twelve months. We have continued to focus on reducing our debt levels and shares outstanding through repurchases, while also being proactive in maintaining our financial flexibility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and share repurchases. During the nine months ended June 30, 2022, the weighted average interest rate on our borrowings under the ABL facility was 2.9%. As of June 30, 2022, we had $167.0 million outstanding and $314.2 million available for borrowings under our ABL facility, subject to borrowing base limitations, as reduced by outstanding letters of credit. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities.

Share Repurchase Programs

During the nine months ended June 30, 2022, we repurchased 6.8 million shares of our common stock for $130.3 million with existing cash balances. As of June 30, 2022, we had authorization of approximately $595.8 million of additional potential share repurchases remaining under our share repurchase program.

Cash Flows

Historically, our primary source of cash has been net funds provided by operating activities and, when necessary, borrowings under our ABL facility. Historically, the primary uses of cash have been for share repurchases, capital expenditures, repayments and servicing of long-term debt and acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2022, decreased $168.5 million to $49.2 million, compared to the nine months ended June 30, 2021. This decrease was driven by the reduction in our accrued liabilities, primarily due to the timing of personal-protective equipment donations and a lower bonus accrual, as well as higher inventory purchases compared to the nine months ended June 30, 2021.

Net Cash Used by Investing Activities

Net cash used by investing activities during the nine months ended June 30, 2022, increased $20.7 million to $67.9 million, compared to the nine months ended June 30, 2021. This was driven by additional investments in technology and store leasehold improvements.

Net Cash Used by Financing Activities

Net cash used by financing activities for the nine months ended June 30, 2022, decreased $142.7 million to $273.8 million, as a result of lower net debt repayments during the fiscal year, compared to prior fiscal year, partially offset by share repurchases during the nine months ended June 30, 2022.

Debt and Guarantor Financial Information

At June 30, 2022, we had $1,255.8 million in debt, not including capital leases, unamortized debt issuance costs and debt discounts, in the aggregate, of $4.7 million. Our debt consisted of $680.0 million in senior notes outstanding, $408.9 million remaining on our term loan and $167.0 million in outstanding borrowings under our ABL facility. During the fiscal year, we called and redeemed our 8.75%

Senior Notes, at a redemption price equal to 104.375% of the principal amount, through a combination of excess cash and borrowings under our ABL facility.

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

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of June 30, 2022, and September 30, 2021 (in thousands):

	June 30, 2022	September 30, 2021
Inventory	$790,561	$662,802
Intercompany receivable	$—	$67,337
Current assets	$920,021	$1,069,266
Total assets	$2,061,778	$2,198,990
Intercompany payable	$15,168	$—
Current liabilities	$653,989	$422,137
Total liabilities	$2,178,657	$2,343,946

The following table presents the summarized statement of income information for nine months ended June 30, 2022 (in thousands):

Net sales	$2,317,150
Gross profit	$1,193,543
Earnings before provision for income taxes	$184,505
Net Earnings	$137,808

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2021, except for the repayment of our 8.75% Senior Notes and the additional ABL borrowings. In connection with these events, our contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, should be adjusted as follows (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3 - 5 years	More than 5 years	Total
Long-term debt obligations, including interest	$122,186	$(20,540)	$(339,375)	$—	$(237,729)

Off-Balance Sheet Financing Arrangements

At June 30, 2022, and September 30, 2021, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2022, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

10.1	Separation agreement between Pamela Kohn and the Company effective as of May 31, 2022*

22	List of Subsidiary Guarantors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Denise Paulonis*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Denise Paulonis*

32.2	Section 1350 Certification of Marlo M. Cormier*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: August 4, 2022

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer