Form 10-K
period 2022-09-30
Sally Beauty Holdings, Inc.
filed 2022-11-17
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2022, was approximately $1,670,074,000. At November [11], 2022, there were 107,044,981 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

In this Annual Report, references to “the Company,” “Sally Beauty,” “SBH,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

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

ii

PART I

ITEM 1. BUSINESS

Our Company

Sally Beauty Holdings is a leading international specialty retailer and distributor of professional beauty supplies. As experts in hair color and care, we aim to empower our customers to express themselves through their hair and beyond. We operate two business segments that offer beauty products in key categories, including hair care, hair color, styling tools and nails.

Sally Beauty Supply (“SBS”) – An omni-channel retailer that offers professional-quality beauty supplies at attractive prices and provides education to retail consumers and salon professionals throughout North America, South America and Europe. SBS operates primarily through retail stores (generally operating under the Sally Beauty banner) and digital platforms, including our www.sallybeauty.com website and a mobile commerce-based app. We believe SBS, with its nationwide network of retail stores, is the largest open-line distributor of beauty products in the U.S.

Beauty Systems Group (“BSG”) – A leading full-service omni-channel distributor that offers professional beauty supplies exclusively to salons and salon professionals throughout the U.S. and Canada. These salon professionals primarily rely on just-in-time inventory due to capital constraints and limited warehouse and shelf space. BSG operates through company-operated stores (generally operating under the Cosmo Prof banner), franchised stores, distributor sales consultants (“DSCs”) and digital platforms, including our www.cosmoprofbeauty.com website, a mobile commerce-based app and chain portals.

The breadth, depth and professional quality of our hair color and care assortment provides us with a differentiated core business in an industry which is otherwise fragmented. Due to our long presence, brand heritage, product and process-specific knowledge and training of associates, we provide unmatched hair color and care expertise to consumers. We also have strong positioning with suppliers given our focus and economies of scale of purchasing. By operating in a variety of channels, we are able to reach broad, diversified geographies and customer segments using a variety of product assortments and tactics.

Operating and Growth Strategy

Our operating and growth strategy is guided by our vision to own professional hair color and care for both the do-it-yourself” (“DIY”) enthusiast and professional stylist. SBS’s differentiation is to offer a vast array of hair color and care solutions for in home use, and this is supported by the content and education we provide our customers. While at BSG, we are the largest North American distributor of professional hair color and care, offering stylists and salons the most extensive portfolio of third party brands in the market.

For fiscal 2023, we will be leveraging and building upon the modern retail infrastructure we’ve built in recent years and focusing on three key strategic initiatives to drive growth and profitability:

•	Enhancing our customer centricity;
•	Growing high margin owned brands at Sally Beauty and amplify innovation; and
•	Increase the efficiency of operations and optimize our capabilities.

We believe focusing in these areas will position our company for future growth and further enhance our ability to meet our customers where they are.

Store Design and Locations

Sally Beauty Supply

SBS has retail stores in the U.S. (including Puerto Rico), Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, Spain and Chile. Stores are designed to highlight our extensive product offerings and differentiated position in hair color and care. We apply strong category management processes, including store specific planograms, to maintain consistent merchandise presentation across our store base. In the U.S. and Canada, our average store offers an average of 7,000 beauty products and is approximately 1,700 square feet in size. Stores are typically located in strip shopping centers, which are occupied by other high traffic retailers such as grocery stores, mass merchants and home improvement centers. Store formats, including average size and product selection, vary by marketplace to meet the needs of the customer.

We calibrate store renewals, remodels and expansions between new and existing geographies. In existing marketplaces, we add stores to provide additional coverage and strategically close or relocate underperforming stores as necessary. In new marketplaces, SBS selects geographic areas and store sites on the basis of demographic information, the quality and nature of neighboring tenants, store visibility and location accessibility. SBS generally seeks to expand in geographically contiguous areas to leverage its experience.

SBS’s store count for the last three fiscal years is summarized in the following table:

	Fiscal Year
	2022	2021	2020
Beginning store count	3,549	3,653	3,695
Opened	47	71	64
Closed	(155)	(168)	(102)
Franchises closed	(2)	(7)	(4)
Ending store count	3,439	3,549	3,653

Beauty Systems Group

BSG stores, including franchise-based Armstrong McCall stores, are designed to highlight our extensive product offerings to salons and salon professionals. Our stores on average offer approximately 8,000 professional beauty products tailored to the territory and are segmented into distinctive areas arranged by product type, with certain areas dedicated to leading third-party brands. Our company-operated stores average approximately 2,800 square feet and are located primarily in secondary strip shopping centers, being a destination exclusively for licensed cosmetologists.

BSG’s store count for the last three fiscal years is summarized in the following table:

	Fiscal Year
	2022	2021	2020
Beginning store count	1,362	1,385	1,366
Opened	54	59	85
Closed	(61)	(80)	(54)
Franchises opened	2	1	4
Franchises closed	(2)	(3)	(16)
Ending store count	1,355	1,362	1,385

In fiscal 2022, the Board approved the planned closure of 330 SBS and 35 BSG stores mostly over the next fiscal year, which was the result of a strategic evaluation that included a market analysis of certain locations where we believe we are able to recapture demand and improve profitability. For more information on the Distribution Center Consolidation and Store Optimization Plan, see Note 16, Restructuring, in the Notes to Consolidated Financial Statements in Item 8 contained in this Annual Report.

Merchandise

We believe our product offerings, led by our hair color and care categories, provides us a competitive advantage. During the last three fiscal years, our hair color and care products made up between 60% and 70% of our total consolidated sales. Key products included within our sales categories are as follows:

•	Hair Color – Developer/lightener, semi-permanent/demi-permanent/permanent hair color, toner
•	Hair Care – Shampoo and conditioner, hair gels and creams, hair spray
•	Styling Tools – Hair Dryer, irons, curling rods/rollers/pins, brushes/combs, clippers/trimmers/accessories, shears, razors, salon accessories
•	Nails – Polish/gel/acrylics/dips, nail accessories & supplies
•	Skin and Cosmetics – Cosmetics, cosmetic accessories, hair removal, skincare, jewelry
•	Other Beauty Products – Salon chairs/dryers/basics

Additionally, as a top destination to shop for professional color and care, our goal is to be in stock in these core categories at every opportunity. To accomplish this, we have made great strides in fiscal 2022 toward increasing speed to market and improving our in-stock levels - notwithstanding macro-related supply chain disruptions.

Sally Beauty Supply

SBS carries an extensive selection of leading third-party, owned and exclusive-labeled brand professional beauty supplies across a variety of product categories. As leaders in the beauty industry, we believe we are uniquely positioned to adapt and innovate within our brands, partnerships and product offerings to provide the looks customers want. We believe this focus helps us attract new customers and keep long-term relationships with existing customers. During fiscal year 2022, we launched Strawberry Leopard, a new exclusive vivid color line, which resonates to a growing Gen Z customer base. Additionally, in the beginning of fiscal year 2023, we will be launching bondbar, a new owned brand hair repair line, to meet the demand for powerful hair repair solutions at an accessible price. Furthermore, we continue to expand our selection of textured hair products, including over 50 Black-founded brands, and offer innovation in the nails category that we believe further differentiates us from our competitors.

We believe that our owned and exclusive-labeled brands, available only at SBS, offer equal or better quality than higher-priced leading third-party brands. During the last three fiscal years, our owned and exclusive-labeled brands accounted for approximately 45% of our U.S. and Canada product sales.

Beauty Systems Group

BSG carries an extensive selection of leading third-party branded products, many of which are under exclusive distributions rights, at competitive prices across a variety of product categories. We have exclusive and non-exclusive distribution rights with several key vendors for well-known brands in certain geographies and continue to pursue the acquisition of additional distribution rights. As the largest North American distributor of professional hair color and care, carrying an extensive selection of branded merchandise is critical to maintaining relationships with our professional customers.

During the fiscal year, a large wholesale competitor, continued to transform their business to a third-party distribution model. In connection with their transformation, we acquired certain inventories and began servicing a large number of their storefronts.

Marketing and Advertising

Sally Beauty Supply

We target existing and potential customers through an integrated marketing approach designed to reach the customer through a variety of media channels, including digital advertising, e-mail, social media, text messaging, mobile app push notifications, direct mail and print advertising.

SBS’s marketing initiatives are designed to drive customer traffic through added education, content and community building. In recent years, we revealed “Sally Crew” and launched “DIY University by Sally Beauty” to educate customers on a wide range of topics from the latest trends in hair color, textured hair, hair styling and nails and to make customers feel confident about mastering DIY hair color, hair care and nails. Our Sally Crew Ambassadors consist of content creators and/or professional stylists who are DIY experts in their areas of focus and aim to inspire, educate and empower beauty enthusiasts. This year, we expanded our DIY University content to provide easy-to-follow tutorials with convenient access to different product assortments discussed. Additionally, we launched the Sally Beauty Associate Affiliate Program to encourage our associates to share their unique expertise with customers on social media to curate a community of inspiring, diverse creators who are using SBS merchandise for their DIY beauty, nails, hair and self-expression.

Beauty Systems Group

BSG’s marketing programs are designed to promote its extensive selection of brand name products at competitive prices and to educate, motivate and empower existing and potential customers. We typically work closely with our vendors to provide customers promotional offers for certain products to target existing and potential customers. We distribute promotional material through multiple channels, including print mail, e-mail, SMS, mobile app push notifications, social media, trade shows, educational events, store personnel and DSCs. As of September 30, 2022, we had a network of 718 DSCs which personally consults, supports and sells directly to salons and salon professionals. In addition, we believe that our digital platforms enhance other efforts intended to promote awareness of our products by salons and salon professionals.

Customer Loyalty

In the U.S. and Canada, our Sally Beauty Rewards Program is driven to earn SBS customer loyalty and was recognized as one of “2022 America’s Best Loyalty Programs” by Newsweek & Statista. The program is free to join, and it provides our loyalty customers the ability to earn points on their SBS purchases, that convert to Sally Beauty Rewards when certain thresholds are attained. Through the program, these customers may also receive exclusive savings and personalized marketing offers.

	Fiscal Year
	2022	2021	2020
Sally Beauty Reward members	16.3 million	15.9 million	13.5 million
% of Sales	75.7%	72.5%	64.9%

In the U.S., we also offer our SBS customers the opportunity to apply for the Sally Beauty Rewards Credit Card that provides additional benefits to being a Sally Beauty Rewards member. Additionally, we offer our SBS professional-customers and BSG customers the opportunity to apply for the Cosmo Prof Rewards Credit Card, which provides discounts on Cosmo Prof purchases or points through the Sally Beauty Rewards Program on SBS purchases.

Through these programs, we are able to collect valuable point-of-sale customer data as a means of increasing our understanding of customers and enhancing our ability to personalize our marketing. We will continue to monitor and evolve our Sally Beauty Rewards Program in an effort to further enhance the customer experience and promote repeat sales from both retail customers and salon professionals. Outside the U.S. and Canada, our customer loyalty and marketing programs vary by marketplace.

Digital Strategy

We continue to grow our digital footprint not only through our marketing and customer relationship efforts, but also through our digital platforms in each segment. We believe we are uniquely positioned to continue expanding our digital sales penetration thanks to our omni-channel business model, which enables us meet our customers where they are; in store or online, or through a hybrid approach such as our “buy online, pick up in store” (BOPIS) option. Additionally, our digital strategy of enhancing our customer centricity aims to expand our services ecosystem to support professional stylists as well as increase education and expertise to inspire and support all of our customers. To that end, we are excited to continue our digital expansion through new initiatives such as a stylist platform powered by Salon HQ and Studio by Sally. The stylist platform is a BSG initiative with a customizable digital storefront platform that gives our stylists the ability to curate a product selection from thousands of choices and enable clients to purchase directly from their shops without having to hold inventory. Whereas Studio by Sally, a pilot store program set to kick off in fiscal 2023, will have a digital-first focus, from virtual check-in and digital education throughout the store, to DIY demos streaming at the store-front and take-home videos from individual salon sessions. Studio by Sally will allow for personalized appointments with a licensed stylist who will train and educate the consumer on how to color their own hair and achieve their desired results.

Distribution

We currently receive our merchandise through nine U.S. distribution centers and several distribution centers in various other countries. Our distribution centers service our stores, orders from our DSCs and ship-to-customer orders through various freight carriers. We procure our owned-branded merchandise through domestic and foreign vendors. We work closely with our overseas vendors to fulfill production orders and schedule ocean and freight carriers to deliver to our distribution centers.

Over the past several years, we have made significant investments in our end-to-end supply chain systems and processes to build a best-in-class merchandising and supply chain platform for the future. As we leverage these new systems and processes, we expect to more effectively and efficiently manage and forecast our inventory to ensure appropriate in-stock levels.

Additionally, customers are looking for more convenient options for receiving merchandise and it is helping drive their purchasing decisions. As such, we have made significant investments to “meet them where they are.” When ordering through our digital platforms, our customers can select different fulfillment options, including: BOPIS;

deliver by common carrier (from-store or distribution centers); and 2-hour delivery. During the fiscal year, we expanded our partnership with DoorDash for both SBS and BSG, and we added a 2-hour delivery option to the Sally and BSG mobile apps.

Seasonality

Our business is generally not seasonal, but typically has higher sales in our first quarter related to the holiday sales period.

Our Competition

The primary competitive factors in our industry are: the price of branded and owned-brand products; exclusive distribution contracts; the quality, perceived value, brand name recognition, packaging and variety of the products sold; customer service; efficiency of distribution networks; and the availability of desirable store locations.

SBS competes primarily with beauty product wholesale and retail outlets, including local and regional open-line beauty supply stores, professional-only beauty supply stores, mass merchandisers, online retailers, drug stores, department stores and supermarkets as well as salons that sell hair care products. BSG competes primarily with beauty product wholesale suppliers, including online retailers and manufacturers selling their products directly to salons and salon professionals.

We face competition from certain manufacturers that use their own sales forces to distribute their professional beauty products directly or that align themselves with our competitors. Some of these manufacturers are vertically integrated through the acquisition of distributors and stores. We also face competition from authorized and unauthorized retailers as well as internet sites offering professional salon-only products.

Our Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and purchase orders. For fiscal year 2022, our five largest suppliers – Henkel AG & Co. KGaA, Wella Company, the Professional Products Division of L'Oreal USA S/D, Inc., or L’Oreal, John Paul Mitchell Systems, and Olaplex Inc. – accounted for approximately 42% of our consolidated merchandise purchases. We have developed a long-standing, mutually beneficial relationship, some exclusive, with these suppliers and many others, which we believe is core to our competitive advantage. We purchase products from these and many other manufacturers on an at-will basis or under contracts which can generally be terminated without cause upon 90 days or less notice or expire without express rights of renewal.

Intellectual Property

In the U.S. and in other countries where we operate, we have registered or legally protected trademarks, copyrights, internet domain names, service marks and tradenames that are used to promote and market our business, stores, digital platforms and products. We believe many of these are well recognized and have significant value, including but not limited to: Sally®, Sally Beauty®, Cosmo Prof®, Armstrong McCall®, ION® and Beyond the Zone®.

Our Company Purpose & Values

Our Company Purpose & Values are intended to establish our rallying cry and focus our teams on the impact we intend to have in the world.

Our Purpose:  TO INSPIRE A MORE COLORFUL, CONFIDENT AND WELCOMING WORLD

Our Values:

•	BE YOURSELF. Come as you are—everyone is welcome here.
•	BE AN INSPIRATION. Share your passion and knowledge with your team, your customers, the world.
•	BE BOLD. Dive in. Move fast. Say yes.
•	BE AN OWNER. Drive growth. Create your future.
•	BE PART OF SOMETHING BIGGER. Take care of each other, our community and our planet.

More information on our Purpose & Values can be found at: https://www.sallybeautyholdings.com/our-company/purpose-and-values.

Human Capital Management

As of September 30, 2022, we had approximately 29,000 global associates, including approximately 13,000 full-time associates. We believe they are our greatest asset with their combined skills, knowledge, work/life experiences and capabilities. At the front line interacting with our customers or behind-the-scenes supporting our field teams, our associates play a major role in our business. While we often emphasize our technology-based transformations and our wide variety of professional beauty products as key attributes, nothing happens or succeeds without our people.

In return for what they do for us, among many other things, we strive to:

•	Ensure our associates work in a safe, healthy environment;
•

Provide competitive compensation and benefits packages that attract and retain talent in every facet of our business – stores, direct sales, distribution centers and corporate headquarters. Our benefits range from medical, dental and vision care – including options for our part-time associates – to 401(k), short and long-term disability and a robust Employee Assistance Program.  Starting fiscal year 2023, we will be providing six weeks of paid parental leave for mothers, fathers or partners upon the birth or placement of a child;

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

Associate Health & Safety

We strive to create a safe and healthy work environment for all associates

We place a high value on the health and safety of our associates, customers, suppliers and vendors. This commitment is evidenced, in part, by our background check policy for new hires, training and policy implementations related to handling both associate and customer incidents, partnerships to maintain the stores and make necessary repairs, recent actions taken to protect our customers and associates against COVID-19 as well as ongoing support in the field and at the support center.

Additionally, we value our partnerships with suppliers and vendors and understand the impact they can have on our associates. Thus, SBH has included rules governing their conduct, both with respect to expectations while interacting with our associates and, with our foreign suppliers, assurances that they too are providing a safe and healthy working environment for their associates.

Labor Practices

We provide competitive wages and benefits in a positive work environment where we focus on doing what is right

We are an Equal Opportunity Employer with up-to-date policies, procedures and practices with respect to such important issues as safety, discrimination, harassment and retaliation. We provide focused training on these issues to our associates and managers.

We clearly communicate that any concerns related to issues such as discrimination, harassment, retaliation – and other issues such as wage law compliance and fraud – should be reported immediately. We also communicate the avenues available to our associates to do so through our “SBH CARES” communications and posters. The reporting avenues include options to do so by phone or online through our “Employee Concern Line” and to do so anonymously if an associate prefers to take that approach.

We ensure compliance with other important labor and employment law issues through a variety of processes and procedures, using both internal and external expertise and resources.

We also emphasize the importance of taking care of our associates in our Company’s Code of Business Conduct and Ethics, the standard of conduct that applies to all of our associates, executive officers and Board of Directors. The Code reflects the core principles of conducting our business as a good corporate citizen in compliance with all laws, rules and regulations applicable to us and the conduct business with regard for the welfare of our associates and providing equal opportunity to all associates and job applicants. You can review this important document at http://investor.sallybeautyholdings.com.

Associate Engagement, Development and Culture

We live our values, listen to our associates and take action

We make significant efforts to ensure our associates are informed, engaged and excited about the work they are doing and contributions they are making to our Company and our customers. We are committed to providing associates with what they need to thrive and grow their career. We significantly invest in our talent processes and set clear expectations around leadership competencies and our cultural values at all levels in the organization. At SBH, we consider the whole end-to-end talent cycle of an associate to ensure we select exceptional people to represent our business and best serve our customer. This includes robust interviewing processes as well as comprehensive onboarding programs to ensure new hires are set up to succeed in their early stages of joining SBH. There is also a strong cadence on completing regular cycles of performance management, linked to our Company values and leadership competencies, as well as regular reviews of our talent and succession pipelines.

Importantly, we devote significant effort and resources to the development of our associates, including providing almost all of our associates access to state-of-the-art learning management systems. We use these platforms to provide specifically designed and interactive award-winning e-learning courses in sales and service, product and hair knowledge, compliance training, and health and safety.

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

Diversity, Inclusion & Belonging

At Sally Beauty we celebrate differences, inclusivity and self-expression.  This fundamental aspect of SBH’s culture is rooted in our belief that beauty is for everyone and everyone should find their own path to beauty. Our associates and our customers care about celebrating diversity and self-expression. We want our Company and our stores to be places where all of our associates and customers feel valued for who they are and experience a sense of belonging.

We come together to create a culture for “One & All”

Diversity, Inclusion & Belonging are at the heart of who we are as a Company – at the Board level, throughout our global workforce and in our shared commitment to serving a diverse customer base and their communities.

Our Diversity, Inclusion & Belonging Mission Statement:

We find beauty in YOU!

Finding beauty in diversity is in our DNA because our differences are what make us beautiful. Our diversity, inclusivity and self-expression are what fuel our innovation and growth.

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

In Our Workforce: Our SBH Team in the U.S. & Canada is over 90% women and over 48% people of color. In 2019 and 2020, Forbes named our Company one of America’s Best Employers for Diversity. In 2021, Forbes named SBH as one of America’s Best Employers for Women. We recognize and celebrate the bedrock values of workforce diversity, inclusion, belonging and engagement within our teams. For us, these are key drivers of the success of the business, as our associates should – and do – reflect the various qualities of our customers and what they desire and expect from SBH.

During the fiscal year, we proudly launched our first Employee Resource Groups (ERGs), starting with four groups that represent out Black, Hispanic, Women and LGBTQ+ associates. These ERGs are off to a strong start, and we look forward to embedding our ERGs within how we do business, both internally and externally, then expanding to other groups and focus areas in the future.

In Our Customer Base: Our customers span the entire continuum of gender and ethnic diversity. We sell beauty products to treat and style every kind of hair; we deliver a tailored assortment of beauty products that serve the local communities where our over 4,000 U.S. and Canada stores are located. Serving the diverse demographics and needs of our customers drives a culture and workforce that embraces and reflects the communities we serve.

We will continue to develop and evolve how we enhance Diversity, Inclusion & Belonging throughout SBH. We recognize the value these initiatives bring to our Company, our associates, our customers and the communities we serve.

More information on our approach to Diversity, Inclusion & Belonging can be found at:  https://www.sallybeautyholdings.com/our-company/diversity-inclusion-and-belonging.

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

As of September 30, 2022, we supplied franchised stores primarily located in the U.S. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

Access to Public Filings

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports are available, without charge, on our website, www.sallybeautyholdings.com, as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission, or SEC, under the Exchange Act. The SEC maintains an internet site that contains our reports, proxy and information statements, and other information we file electronically with the SEC at www.sec.gov. We will provide copies of such reports to any person, without charge, upon written request to our Investor Relations Department at our principal office. The information found on our website shall not be considered to be part of this or any other report filed with or furnished to the SEC.

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

The beauty products distribution industry is highly fragmented and competitive, with few significant barriers to entry into the marketplaces for most of the types of products we sell. We face significant competition from other beauty stores and outlets, salons, mass merchandisers, online retailers, drug stores and supermarkets. The primary competitive factors in the beauty products distribution industry are price, quality, perceived value, consumer brand name recognition, packaging and variety and availability, customer service, desirable store locations, in-stock inventory and, with respect to e-commerce, look and feel of website and delivery times and costs. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices in efforts to retain business or channel share, particularly because customers are able to quickly and conveniently comparison shop and determine real-time product availability using digital tools, which can lead to decisions driven solely by price, the functionality of the digital tools, or a combination of these and other factors. Some of our competitors have greater financial and other resources than we do and are less leveraged than our business and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.

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

We are continuing the implementation of a significant number of strategic initiatives designed to ‘play to win’ by focusing on our key product categories, improving our retail fundamentals, enhancing our digital capabilities,  balancing our cost structure, including closure of underperforming stores and consolidation of distribution centers. There can be no assurance that these or future strategic initiatives will be successful. Furthermore, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. If these strategic initiatives are not successful, our comparative sales will suffer and our growth prospects, financial results, profitability and cash flows will also be adversely impacted.

Our restructuring plans may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies.

Our ability to grow profitably depends in large part on our ability to successfully control or reduce our operating expenses. In furtherance of this strategy, we have engaged and continue to engage in activities to reduce or control costs, some of which are complicated and require us to expend significant resources to implement. Over the past several years, we have implemented, and plan to continue to implement, plans to transform the Company for the future and support long-term sales growth and profitability. These programs are intended to touch all aspects of the business, enhance operating capabilities and create greater efficiencies. These strategic plans present potential risks that may impair our ability to achieve anticipated operating enhancements and efficiencies and/or cost reductions.

We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.

We do not manufacture any products we sell and instead purchase our products from recognized brand manufacturers and private label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell.

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

We offer many of our beauty products for sale through our e-commerce businesses in the U.S. (such as www.sallybeauty.com, www.cosmoprofbeauty.com, www.cosmoprofequipment.com and mobile commerce-based apps) and abroad. We have recently undertaken a number of initiatives, including in response to changing shopping patterns accelerated by COVID-19, to significantly advance our digital commerce capabilities and grow our e-commerce businesses. As a result, we are more susceptible to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our e-commerce operations, websites and software and other related operational systems.  Furthermore, our e-commerce businesses face significant competition from larger retailers with more established e-commerce platforms as well as online retailers, including Amazon, and on-line store e-commerce platforms such as Shopify.

Although we believe our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, growth in our e-commerce business relative to in-store sales may result in dilution of operating margin and profit due to higher delivery expenses incurred in our e-commerce sales. Furthermore, if our e-commerce businesses successfully grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. In addition, offering products through our e-commerce channels (particularly directly to consumers through our professional business) could cause some of our current or potential vendors to consider competing internet offerings of their products either directly or through competing distributors. As we continue to grow our e-commerce businesses, the impact of attracting existing rather than new customers, of conflicts between product offerings online and through our stores, and of opening up our channels to increased internet competition could have a material adverse impact on our business, financial condition and results of operations, including operating margin, profit, future growth and comparative sales. Furthermore, our recent initiatives to upgrade our e-commerce platforms may not be successful in driving traffic to our websites and increasing our online sales in the long term, which could adversely impact our net sales.

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

The loss of exclusive distribution rights with key vendors could have a material adverse effect on our business, financial condition and results of operations.

We have exclusive and non-exclusive distribution rights with several key vendors for well-known brands in certain geographies. If key vendors ceased granting us exclusive distribution rights, or decided to utilize other distribution channels for their products, therefore widening the availability of these products in other channels, the revenue we earn from the sale of such products could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

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

Any acquisitions we do make may be difficult to integrate profitably into our business and entail numerous risks.  As a result, we may not realize the anticipated benefits of our acquisitions.

If we are unable to optimize our store base by profitably opening and operating new stores and closing less profitable stores, our business, financial condition and results of operations may be adversely affected.

Our future growth strategy depends in part on our ability to optimize and profitably operate our stores in existing and additional geographic areas, including in international geographies, and to close underperforming stores. While the capital requirements to open an SBS or BSG store, excluding inventory, vary from geography to geography, such capital requirements have historically been relatively low in the U.S. and Canada. Despite these relatively low opening costs, we may not be able to open all the new stores we plan to open and we may be unable to optimize our store base by closing stores that are underperforming or open stores that are profitable, any of which could have a material adverse impact on our business, financial condition and results of operations.  Furthermore, we may incur costs associated with the closure of underperforming stores and such store closures may adversely impact our revenues.

In addition, as we continue to open new stores, our management – as well as our financial, distribution and information systems – and other resources will be subject to greater demands. If our personnel and systems are unable to successfully manage this increased burden, our business, financial condition and results of operations may be materially affected.

We may not be successful in utilizing social media platforms as part of our advertising campaign and social media could adversely impact our reputation.

There has been a substantial increase in the use of social media platforms – including blogs, social media websites and other forms of digital communications – and the influence of social medial influencers in the beauty products industry. Furthermore, social media advertising and marketing continues to increase in importance as consumers are paying less attention to more traditional media.  As a result, we have agreements with a variety of industry influencers, and we feature industry influencers in our advertising and marketing efforts and may include them in some of our branding. Further, many industry influencers use our products and feature our products through their own platforms. Actions taken by these individuals could harm our brand image, net revenues and profitability. Our marketing efforts through social media platforms and influencers may not be successful and the availability of these platforms may make it easier for smaller competitors to compete with us.

We also use social media platforms as marketing tools. For example, we maintain Facebook, Twitter, Instagram and Pinterest accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, profitability and cash flows.

Negative commentary regarding us or the products we sell may be also posted on social media platforms or other electronic means at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. Any harm to us or the products we sell may be immediate without allowing us an opportunity for redress or correction.

If we fail to attract and retain highly skilled management and other personnel at all levels of the Company, our business, financial condition and results of operations may be harmed.

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

We are also dependent on recruiting, training, motivating, managing and retaining our store employees that interact with our customers on a daily basis. Many team members are in entry-level or part-time positions with historically high turnover rates. Competition for these types of qualified employees, especially in light of recent labor shortages among entry-level workers, is intense and the failure to attract, retain and properly train qualified and motivated employees could result in decreased customer satisfaction, loss of customers and lower sales. In addition, our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor relations, immigration, minimum wage and healthcare benefits; changing demographics; and our reputation within the labor market. Our inability to control our labor costs could affect our results of operations and result in lower margins in our two segments.

General Economic, Market and Foreign Risks

The political, social and economic conditions in the geographies we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be materially affected by conditions in the global capital markets and the economy and regulatory environment generally, both in the U.S. and internationally. Concerns over inflation, rising interest rates, labor shortages, energy costs, geopolitical issues, including the war in Ukraine, uncertainty with respect to elections, terrorism, civil unrest, the availability and cost of credit, the mortgage market, and the real estate and other financial markets in the U.S. and Europe have contributed to increased volatility and diminished expectations for the

U.S. and certain foreign economies. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and salons and salon professionals. Continued uncertainty in the economy could adversely impact consumer purchases of discretionary items such as beauty products as well as adversely impact the frequency of salon services performed by professionals using products purchased from us. Factors that could affect consumers’ willingness to make such discretionary purchases include: inflation, general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit and consumer confidence in future economic conditions. A prolonged economic downturn or acute recession can adversely affect consumer spending habits and result in lower than expected net sales. The economic climate could also adversely affect our vendors. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

In addition, the disruption to the global economy and to our business, along with any sustained decline in our stock price, could lead to triggering events that may indicate that the carrying value of certain assets – including inventories, accounts receivables, long-lived assets, intangibles and goodwill – may not be recoverable, which could lead to impairment or other asset write-downs in the future.

Price inflation for labor, materials and services, further exacerbated by volatility in energy and commodity markets by the COVID-19 pandemic and war in Ukraine, could adversely affect our business, results of operations and financial condition.

We experienced considerable price inflation in costs for labor, materials and services during fiscal 2022. We may not be able to continue to pass through inflationary cost increases and, if inflationary pressures are sustained, we may only be able to recoup a portion of our increased costs in future periods. Our ability to raise prices to reflect increased costs may also be limited by competitive conditions in the market for our products. The contributory effects of the COVID-19 pandemic, the war in Ukraine and prolonged geopolitical conflict globally may continue to result in increased inflation – including in labor costs – escalating energy and commodity prices and increasing costs of materials and services (together with shortages or inconsistent availability of materials and services), which may also have the effect of heightening many of our other risks, such as those relating to cyber security, supply chain disruption, store optimization, volatility in prices and market conditions, our ability to forecast demand and our ability to successfully implement our global business strategies, any of which could negatively affect our business, results of operations and financial condition.

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

Many of our products are sold outside of the United States. As a result, we conduct transactions in various currencies, which increase our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar and recently these foreign currencies have in general weakened significantly against the U.S. dollar. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials as well as transportation and freight, more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

We are subject to risks related to our international operations.

We operate on a global basis, and approximately 9.7% of our net revenues from continuing operations in fiscal 2022, were generated outside North America. Non-U.S. operations are subject to many risks and uncertainties, including ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, sovereign default risk and actual or anticipated military or political conflicts, labor market disruptions, sanctions, boycotts, new or increased tariffs, quotas, exchange or price controls, trade barriers or other restrictions on foreign businesses, our failure to effectively and timely implement processes and policies across our diverse operations and employee base and difficulties and costs associated with complying with a wide variety of complex and potentially conflicting regulations across multiple jurisdictions. Non-U.S. operations also increase the risk of non-compliance with U.S. laws and regulations applicable to such non-U.S. operations, such as those relating to sanctions, boycotts and improper payments.

In addition, sudden disruptions in business conditions as a consequence of events such as terrorist attacks, war or other military action or the threat of further attacks, including the war in Ukraine, pandemics or other crises or vulnerabilities or as a result of adverse weather conditions or climate changes, may have an impact on consumer spending, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows as well as the trading price of our securities.

The COVID-19 pandemic has had and may continue to have an adverse effect on our business and results of operations.

The COVID-19 pandemic has had a material impact on our business and results of operations.  For part of fiscal year 2020 we temporarily closed all U.S. and Canadian retail and wholesale store fronts to customers and temporarily idled a number of our distribution centers.  In addition, COVID-19 significantly changed consumer shopping patterns with consumers increasing on-line purchases and decreasing consumer traffic in our stores.

We also took and continue to take actions to help protect employees, customers and others in the communities we serve in response to the impact of COVID-19.  Furthermore, we also experienced worker shortages from time to time throughout the pandemic due to COVID-19 illnesses among our team members.

While the COVID-19 pandemic did not have a material impact on our supply chain, future pandemics or a material worsening of COVID-19 could impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain products as a result of such disruptions.

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

We do not control the production process for the products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer or owned and exclusive-label brand filler before we offer such product for resale. In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding the composition, manufacture and safety of the products as well as the compliance of our product labels with government regulations. Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective. Furthermore, such claims could have an adverse impact on our reputation.

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

We are subject to a number of federal, state and local laws and regulations in the U.S. as well as applicable laws and regulations in each foreign marketplace in which we do business. These laws and regulations govern the composition, packaging, labeling and safety of the products we sell as well as the methods we use to sell and import these products and other aspects of our business. Non-compliance with applicable laws and regulations of governmental authorities, including the FDA and similar authorities in other jurisdictions – by us or the manufacturers and fillers of the products sold by us – could result in fines, product recalls and enforcement actions and otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations.

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

The risks associated with climate change and other environmental impacts and increased focus by stakeholders on environmental issues, including those associated with climate change, could adversely affect our business, financial condition and operating results.

Climatologists predict the long-term effects of climate change and global warming will result in the increased frequency, intensity and duration of weather events, which could significantly disrupt supply chains, potentially impacting our vendors’ raw material costs and the production of products we sell. These weather events could also lead to an increased rate of temporary store closures and reduced customer traffic at our stores.

In addition, concern over climate change may result in new or increased regional, federal or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. These requirements may lead to an increase in tax, transportation and utility expenses.

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

Failure to meet evolving expectations for reporting on ESG matters could adversely affect our sales and results of operations.

Expectations from investors, customers, team members and other third parties concerning ESG reporting have increased, and our ability to meet those expectations is dependent on a variety of factors, including cooperation from sourcing vendors and other third parties and having access to consistent and reliable data. Negative customer perceptions regarding the safety and sourcing of the products we sell and the sufficiency and transparency of our reporting on ESG matters and events that give rise to actual, potential, or perceived compliance and social responsibility concerns could hurt our reputation, result in lost sales, cause our customers to seek alternative sources for their needs and make it difficult and costly for us to regain the confidence of our customers.  Furthermore, costs associated with ESG initiatives may have an adverse impact on our business, financial condition and operating results.

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

We continuously need to improve and upgrade our systems and infrastructure while maintaining their reliability and integrity. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance the volume of business will increase. The development and implementation of new systems and any other future upgrades to our systems and information technology may require significant costs and divert our management’s attention and other resources from our core business. There are also no assurances these new systems and upgrades will provide us with the anticipated benefits and efficiencies. Many of our systems are proprietary and, as a result, our options are limited in seeking third-party help with the operation and upgrade of those systems. There can be no assurance the time and resources our management will need to devote to operations and upgrades, any delays due to the installation of any upgrade (and customer issues therewith), any resulting service outages, or the impact on the reliability of our data from any upgrade or any legacy system, will not have a material adverse effect on our business, financial condition, control environment or results of operations.

Unauthorized access to confidential information and data on our information technology systems, security and data breaches and/or failure to comply with rapidly evolving data privacy laws could materially adversely affect our business, financial condition and operating results.

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

There can be no assurance that our security upgrades and other measures will be effective, we will not suffer a criminal attack in the future, unauthorized parties will not gain access to confidential information, or any such incident will be discovered promptly. In particular, we understand that the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. The failure to promptly detect, determine the extent of and appropriately respond to a significant data security breach could have a material adverse impact on our business, financial condition and operating results.

We are also subject to an evolving body of federal, state and non-U.S. laws, rules, regulations, guidelines and principles regarding data privacy and security, the scope and impact of which are uncertain. Several governments, as well as the EU, have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations, and there is an increase in allowing private rights of action. In 2023, changes to the California Consumer Privacy Act are coming in the form of the California Privacy Rights Act (“CPRA”), which will expand consumer privacy rights and extend application to our California employees. In addition, a number of U.S. states have enacted consumer privacy laws that are expected to take effect in 2023, or have revived existing state laws with new meaning, potentially subjecting retailers to privacy-based class action lawsuits. We also expect to see rapid changes and corresponding regulator action and private rights of action related to the use of text messaging to communicate with customers, the collection and use of biometric data and dark patterns. We continue to monitor our compliance with the European privacy regulation, General Data Protection Regulation (“GDPR”), which applies to how organizations are required to handle the personal data of EU citizens and individuals residing in the EU as well as the UK GDPR post-Brexit.  Data privacy is, and may continue to be, a rapidly evolving area of law. Any potential inability to comply with such laws, rules, regulations, guidelines and principles or to quickly adapt our practices to reflect them as they develop, could potentially subject us  to significant fines, damages, liabilities and reputational harm, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Financial Risks

Our comparable sales and quarterly financial performance may fluctuate for a variety of reasons.

Our comparable sales and quarterly results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable sales and quarterly financial performance, including:

•	changes in our merchandising strategy or mix;
•	a portion of a typical new store’s sales coming from customers who previously shopped at other existing stores;
•	the timing and effectiveness of our marketing and promotional activities and those of our competitors;
•	the effects of severe weather events or other natural disasters;
•	the number of shopping days in a quarter;
•	fluctuations in the cost to purchase products we sell;
•	store closures in response to state or local regulations due to health concerns; and
•	worldwide economic conditions and, in particular, the retail sales environment in the North America and Europe

Fluctuations in foreign currency exchange rates may also affect our quarterly financial performance. Accordingly, our results, including comparable sales, for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and may even decrease, which could have a material adverse effect on our business, financial condition and results of operations.

A portion of our indebtedness is subject to floating interest rates.

Outstanding borrowings under our ABL facility and our term loan B are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. We are currently party to, and in the future, we may enter into additional, derivative instruments, such as interest rate caps, to reduce our exposure to changes in interest rates on our term loan B. However, we may not maintain derivative instruments with respect to all of our variable rate indebtedness, and any instruments we enter into may not fully mitigate our interest rate risk.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, our ability to obtain financing in the future and our ability to react to changes in our business.

As of September 30, 2022, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings, had an aggregate principal amount of approximately $1.2 billion of outstanding debt.

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

•

increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest), including borrowings under our $500 million asset-based senior secured loan facility, which we refer to as the “ABL facility” and  our term loan B;

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

In addition, we and our subsidiaries may incur substantial additional indebtedness in the future. As of September 30, 2022, our ABL facility provided us commitments for additional borrowings of up to approximately $412.9 million, subject to borrowing base limitations, outstanding letters of credit and limitations on cash hoarding above certain balances, once utilized. If new debt is added to our current debt levels, the related risks we face would increase, and we may not be able to meet all our debt obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our stores and a number of our warehouse and remote office locations are leased while our corporate headquarters in Denton, Texas and three warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores per state in the U.S. and certain international locations, as of September 30, 2022:

	SBS		BSG
Location	Company- Operated	Franchise	Company- Operated	Franchise
United States (including Puerto Rico)
Alabama	43	—	12	2
Alaska	4	—	3	—
Arizona	81	—	33	4
Arkansas	26	—	11	—
California	269	—	158	—
Colorado	52	—	19	—
Connecticut	26	—	21	—
Delaware	6	—	2	—
Florida	197	—	76	2
Georgia	84	—	29	—
Hawaii	7	—	5	—
Idaho	14	—	11	—
Illinois	86	—	50	—
Indiana	56	—	32	—
Iowa	24	—	12	—
Kansas	22	—	10	—
Kentucky	41	—	21	—
Louisiana	46	—	—	16
Maine	7	—	4	—
Maryland	35	—	22	—
Massachusetts	44	—	26	—
Michigan	69	—	35	—
Minnesota	39	—	21	—
Mississippi	29	—	2	6
Missouri	49	—	19	—
Montana	8	—	7	—
Nebraska	18	—	8	—
Nevada	34	—	14	—
New Hampshire	16	—	8	—
New Jersey	44	—	15	—
New Mexico	26	—	4	3
New York	81	—	44	—
North Carolina	97	—	38	—
North Dakota	4	—	5	—
Ohio	118	—	59	—
Oklahoma	43	—	2	5
Oregon	32	—	13	—
Pennsylvania	82	—	59	—
Puerto Rico	38	—	5	—
Rhode Island	8	—	4	—
South Carolina	42	—	14	—
South Dakota	5	—	4	—
Tennessee	67	—	30	—

Texas	290	—	7	94
Utah	34	—	23	—
Vermont	2	—	1	—
Virginia	59	—	33	—
Washington	50	—	30	—
West Virginia	12	—	7	—
Wisconsin	34	—	27	—
Wyoming	4	—	1	—
Total United States (including Puerto Rico)	2,604	—	1,096	132
International:
United Kingdom	240	—	—	—
Mexico	235	—	—	—
Canada	125	—	127	—
France	74	—	—	—
Belgium	52	—	—	—
Chile	38	—	—	—
Netherlands	27	—	—	—
Spain	20	—	—	—
Other	24	—	—	—
Total International	835	—	127	—
Total Store Count	3,439	—	1,223	132

The following table provides locations for our significant offices and warehouses and our corporate headquarters, as of September 30, 2022:

Location	Type of Facility	Approximate Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters	200,000	N/A
Reno, Nevada	Warehouse	253,000	SBS
Columbus, Ohio	Warehouse	246,000	SBS
Jacksonville, Florida	Warehouse	237,000	SBS

Leased Properties:
Fort Worth, Texas	Warehouse	494,000	BSG
Greenville, Ohio	Warehouse	245,000	BSG
Fresno, California	Warehouse	200,000	BSG
Blackburn, Lancashire, England	Warehouse	195,000	SBS
Spartanburg, South Carolina	Warehouse	190,000	BSG
Pottsville, Pennsylvania	Warehouse	140,000	BSG
Clackamas, Oregon	Warehouse	104,000	BSG
Ghent, Belgium	Office, Warehouse	94,000	SBS
Ronse, Belgium	Office, Warehouse	91,000	SBS
Guadalupe, Nuevo Leon, Mexico	Warehouse	78,000	SBS
Ghent, Belgium	Warehouse	67,000	SBS
Calgary, Alberta, Canada	Warehouse	60,000	BSG
Mississauga, Ontario, Canada	Warehouse	60,000	BSG
Saint-Jerome, Quebec, Canada	Warehouse	50,000	BSG

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

We are subject to a number of U.S., federal, state and local laws and regulations as well as the laws and regulations applicable in each foreign country or jurisdiction in which we do business. These laws and regulations govern, among other things, the composition, packaging, labeling and safety of the products we sell, the methods we use to sell these products and the methods we use to import these products. We believe we are in material compliance with such laws and regulations, although no assurance can be provided that this will remain true going forward.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “SBH.”

Holders

As of November 11, 2022, there were 530 stockholders of record of our common stock.

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

The following graph illustrates the five-year comparative total return among Sally Beauty Holdings, Inc., the S&P 500 Index (“S&P 500”) and the Dow Jones U.S. Specialty Retailers Index (“DJ US Specialty Retailers”) assuming $100 was invested on September 30, 2017, and dividends, if any, were reinvested. The DJ US Specialty Retailers is a non-managed index and provides a comprehensive view of issuers, including our common stock, that are primarily in the U.S. retail sector.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$300
$250
$200
$150
$100
$50
$0
Sally Beauty Holdings, Inc.
S&P 500
Dow Jones US Specialty Retailers
9/17
9/18
9/19
9/20
9/21
9/22

Fiscal year ended	September 30, 2017	September 30, 2018	September 30, 2019	September 30, 2020	September 30, 2021	September 30, 2022
Sally Beauty Holdings, Inc.	$100.00	$93.92	$76.05	$44.38	$86.06	$64.35
S&P 500	100.00	117.91	122.93	141.55	184.02	155.55
DJ US Specialty Retailers	100.00	149.54	141.64	203.28	259.09	169.86

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of Sally Beauty’s financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, for a discussion of the financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty and the related notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Executive Summary

Fiscal 2022 was a successful year, delivering strong gross margins and positive net earnings amidst a highly dynamic and challenging macro environment. Our Company navigated inflationary pressures and supply chain headwinds, while remaining focused on serving our customers.

For fiscal 2023, we will be leveraging and building upon the modern retail infrastructure we’ve built in recent years and focusing on three key strategic initiatives to drive growth and profitability:

•	Enhancing our customer centricity;
•	Growing high margin owned brands at Sally Beauty and amplifying innovation; and
•	Increasing the efficiency of our operations and optimizing our capabilities.

We believe focusing in these areas will position our company for future growth and further enhance our ability to meet our customers where they are.

Financial Results Summary of the Fiscal Year Ended September 30, 2022:

•

Consolidated net sales for the fiscal year decreased $59.4 million, or 1.5%, to $3,815.6 million and included a negative impact from changes in foreign currency exchange rates of $34.3 million, or 3.5% of consolidated net sales;

•	Consolidated comparable sales for the fiscal year increased 0.6%, compared to the prior fiscal year;
•	Consolidated gross profit decreased by $34.2 million, or 1.7%, to $1,919.2 million. Gross margin decreased 10 basis points to 50.3% compared to the prior fiscal year;
•	Consolidated operating earnings for the fiscal year decreased $80.8 million, or 19.3%, to $337.6 million. Operating margin decreased 200 basis points to 8.8% compared to the prior fiscal year;
•	Consolidated net earnings for the fiscal year decreased $56.3 million, or 23.5%, to $183.6 million;
•	Diluted earnings per share for the fiscal year were $1.66 compared to $2.10 for the prior fiscal year;
•	Cash provided by operations was $156.5 million for the fiscal year compared to $381.9 million for the prior fiscal year;
•	Reduction of $231.0 million in debt resulting mostly from the early redemption of our 8.75% senior notes due 2025 (“2025 Senior Notes”); and
•

In the fourth quarter of the fiscal year, our Board approved the planned closure of 330 SBS and 35 BSG stores mostly over the next fiscal year and two BSG distribution centers in Clackamas, Oregon and Pottsville, Pennsylvania during the first fiscal quarter of fiscal year 2023, as part of our Distribution Center Consolidation and Store Optimization Plan.

Distribution Center Consolidation and Store Optimization Plan

The Distribution Center Consolidation and Store Optimization Plan’s core strategy is accelerating store closures in various markets where we believe we can successfully recapture sales and improve profitability. By optimizing our large store portfolio, we can further focus on our customers’ shopping experience and our product offerings, while returning value to our shareholders.  In addition, the Company will also be optimizing its supply chain by closing two small distribution centers in Oregon and Pennsylvania and transferring the volumes to larger distribution centers, effective in December 2022.

Trends Impacting Our Business

Inflationary pressures started to impact consumer spending behavior in fiscal 2022 as cautious shoppers stalled discretionary spending due to the higher cost for products and services. Moreover, there was still volatility in the global supply chain, as freight carriers passed higher fuel prices to customers. During the fiscal year, these headwinds resulted in lower traffic and conversion in our business and increases in certain operating costs, including inbound freight and delivery expenses. Additionally, due to general labor shortages in the U.S. during the year, especially among retail and hourly employees, we experienced an increase in our compensation costs in order to attract and retain associates. We continue to monitor these challenges and implement measures to help mitigate their impacts, including managing our inventory levels to reduce out-of-stock items, adjusting our promotional activities, optimizing our store base through our Distribution Center Consolidation and Store Optimization Plan (see Note 16, Restructuring) and expanding our partnerships with delivery service providers. Although these initiatives have helped mitigate ongoing macro-headwinds we cannot reasonably predict the long-term effects of inflation and supply chain disruptions.

Furthermore, in a measure to curb inflation, the U.S. Federal Reserve has continued to increase the federal funds effective rate. In turn, these increases have raised the cost of debt borrowings. We currently have approximately $476.0 million in variable rate debt, with $407.5 million hedged with interest rate caps to help mitigate the impact of rising rates. Future increases in the federal funds effective rate could have a material adverse impact to our cost of debt, including any future changes in our debt structure.

Impact of COVID-19 on Our Business

During the fiscal year, we experienced disruptions to our business as a result of the COVID-19 pandemic and we took certain actions in order to protect our customers and associates. In particular, our store operations faced challenges and disruptions related to COVID-19 surges and variants. While we have seen signs of stabilization, we cannot reasonably predict the effects of new variants or expect improving trends to continue. Therefore, our future performance may partially depend on impacts of COVID-19 such as decreased customer in-store traffic, temporary store closures, and continued labor and supply chain disruptions.

Refer to Item 1A. “Risk Factors,” for further discussion on the risks and uncertainties created by COVID-19.

Comparable Sales

The Company’s initiative to invest in our digital platforms support our omni-channel strategy to provide customers an enhanced shopping experience. As such, we believe that comparable sales is an appropriate performance indicator to measure our sales growth compared to the prior period. Our comparable sales include sales from stores that have been operating for 14 months or longer as of the last day of a month and e-commerce revenue. Additionally, comparable sales include sales to franchisees and full service sales. Our comparable sales excludes the effect of changes in foreign exchange rates and sales from stores relocated until 14 months after the relocation. Revenue from acquisitions are excluded from our comparable sales calculation until 14 months after the acquisition. Our calculation of comparable sales might not be the same as other retailers as the calculation varies across the retail industry.

Results of Operations

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to assess our operating performance (dollars in thousands):

			2022 vs. 2021
	Fiscal Year Ended September 30,		Amount	%
	2022	2021	Change	Change
Net sales:
SBS	$2,193,044	$2,278,382	$(85,338)	(3.7)%
BSG	1,622,521	1,596,615	25,906	1.6%
Consolidated	$3,815,565	$3,874,997	$(59,432)	(1.5)%
Gross profit:
SBS	$1,273,882	$1,318,473	$(44,591)	(3.4)%
BSG	645,283	634,861	10,422	1.6%
Consolidated	$1,919,165	$1,953,334	$(34,169)	(1.7)%
Segment gross margin:
SBS	58.1%	57.9%	20	bps
BSG	39.8%	39.8%	-	bps
Consolidated	50.3%	50.4%	(10)	bps

Net earnings:
Segment operating earnings:
SBS	$350,884	$417,658	$(66,774)	(16.0)%
BSG	193,407	205,078	(11,671)	(5.7)%
Segment operating earnings	544,291	622,736	(78,445)	(12.6)%
Unallocated expenses and restructuring (a) (b)	206,651	204,293	2,358	1.2%
Consolidated operating earnings	337,640	418,443	(80,803)	(19.3)%
Interest expense	93,543	93,509	34	0.0%
Earnings before provision for income taxes	244,097	324,934	(80,837)	(24.9)%
Provision for income taxes	60,544	85,076	(24,532)	(28.8)%
Net earnings	$183,553	$239,858	$(56,305)	(23.5)%
Number of stores at end-of-period (including franchises):
SBS	3,439	3,653	(214)	(5.9)%
BSG	1,355	1,385	(30)	(2.2)%
Consolidated	4,794	5,038	(244)	(4.8)%
Comparable sales growth (decline)
SBS	(0.6)%	9.1%	(970)	bps
BSG	2.3%	10.3%	(800)	bps
Consolidated	0.6%	9.6%	(900)	bps

(a)

Unallocated expenses represent certain corporate costs (such as payroll, share-based compensation, employee benefits and travel expense for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our segments and are included in SG&A expenses in our consolidated statements of earnings.

(b)	Restructuring primarily relates to our Distribution Center Consolidation and Store Optimization and Transformation Plans.

The Fiscal Year Ended September 30, 2022, compared to the Fiscal Year Ended September 30, 2021

Net Sales

SBS.  The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$(14,013)
Sales outside comparable sales (a)	(38,334)
Foreign currency exchange	(32,991)
Total	$(85,338)
(a)	Includes stores opened for less than 14 months, net of stores closures.

The decrease in SBS’s net sales was driven by the impact of store closures, the unfavorable impact of foreign exchange rates and lower comparable sales. SBS’s comparable sales were lower due to fewer transactions, impacted by lower traffic, partially offset by a higher average ticket. The average ticket increase resulted from higher average unit retail prices, led by our hair color and care categories, partially offset by lower average unit volume.

BSG.  The increase in net sales for BSG was driven by the following (in thousands):

Comparable sales	$35,564
Sales outside comparable sales (a)	(8,330)
Foreign currency exchange	(1,328)
Total	$25,906
(a)	Includes stores opened for less than 14 months, net of stores closures.

The increase in BSG’s net sales was driven by higher comparable sales, partially offset by the impact of closed stores and the unfavorable impact of foreign exchange rates. BSG’s comparable sales increase was driven by a higher average ticket, partially offset by lower traffic. The higher average ticket resulted a from higher average unit retail prices, led by color, care and styling tools categories, partially offset by lower average unit volume.

Gross Profit

SBS.  SBS’s gross profit decrease was driven by a decrease in sales, partially offset by a higher gross margin. SBS’s gross margin increase was driven by improvement of pricing leverage and the impact of fewer write-downs of obsolete personal-protective equipment. This improvement to margins was partially offset by the impact of inventory write-downs resulting from our Distribution Center Consolidation and Store Optimization Plan, higher distribution and freight costs and an unfavorable sales mix shift between the U.S. and international markets, resulting from the temporary closing of certain international operations in the prior year due to COVID-19.

BSG.  BSG’s gross profit increased due to the increase in sales in the current fiscal year. BSG’s gross margin was flat when compared to the prior year, however, BSG’s gross margin includes improvements from pricing leverage and fewer write-downs of personal-protective equipment, offset by the impact of inventory write-downs resulting from our Distribution Center Consolidation and Store Optimization Plan and higher distribution and freight costs.

Selling, General and Administrative Expenses

SBS.  SBS’s SG&A expenses increased $22.1 million, or 2.5%, to $923.0 million for fiscal year 2022, which includes the unfavorable impact from foreign exchange rates of $13.2 million due to the strengthening of the U.S. Dollar compared to currencies in our foreign operations. As a percentage of SBS net sales, SG&A for fiscal year 2022 was 42.1% compared to 39.5% for fiscal year 2021. The increase as a percentage of sales was driven by higher wage expenses, as a result of higher wages within general labor markets and store re-openings in certain international markets.

BSG.  BSG’s SG&A expenses increased $22.1 million, or 5.1%, to $451.9 million for fiscal year 2022. As a percentage of BSG net sales, SG&A for fiscal year 2022 was 27.9% compared to 26.9% for fiscal year 2021. The increase as a percentage of sales was driven primarily by higher delivery expense, advertising expense and depreciation expenses.

Unallocated.   Unallocated SG&A expenses, which represent certain corporate costs that have not been charged to our reporting segments, decreased $20.6 million, or 10.3%, to $179.1 million. This decrease was as a result of lower COVID-19 expenses of $26.3 million, including the impact of $31.2 million in donation expense in the prior year, partially offset by higher information technology expense of $6.7 million.

Restructuring

For fiscal year 2022, we incurred $27.6 million in restructuring charges, which includes $24.8 million in asset impairments related to our Distribution Center Consolidation and Store Optimization Plan and other expenses in connection to our Transformation Plan. For fiscal year 2021, we incurred $4.6 million in restructuring charges related to our Transformation Plan and Project Surge. See Note 16, Restructuring, for more information on our restructuring plans.

Interest Expense

Interest expense was flat due to the interest savings from the repayment of our 2025 Senior Notes in fiscal year 2022 offset by the impact of debt extinguishment cost, including a redemption premium of $13.1 million in connection with repayment of the 2025 Senior Notes, higher interest rates on our variable debt and increased borrowings on our ABL facility during the current fiscal year.

Provision for Income Taxes

For fiscal year 2022 and 2021, our effective tax rate was 24.8% and 26.2%, respectively. The decrease in the effective tax rate was primarily due to the release of $19.9 million of valuation allowance against foreign subsidiary net operating losses, offset by $7 million in expense arising from uncertain tax positions. See Note 14 for more information on our effective tax rate.

Our effective tax rate may fluctuate on a quarterly and/or annual basis due to various factors including, but not limited to, total earnings and the mix of earnings by jurisdiction, new tax laws, as well as changes in valuation allowances and uncertain tax positions.

Liquidity and Capital Resources

At September 30, 2022, we had $483.5 million in our liquidity pool, which includes amounts available for borrowings under our ABL facility and cash and cash equivalents of $70.6 million. Based upon the current level of operations and anticipated growth, we anticipate existing cash balances (excluding certain amounts permanently invested in connection with foreign operations) as well as cash expected to be generated by operations and funds available under the ABL facility will be sufficient to fund working capital requirements, potential acquisitions, anticipated capital expenditures (including information technology investments and store projects) and debt repayments over the next 12 months.

Working capital (current assets less current liabilities) decreased $254.2 million to $464.5 million at September 30, 2022, compared to $718.7 million at September 30, 2021. This decrease was driven by the repayment of our 8.75% Senior Notes through the use of excess cash and additional borrowing on our ABL facility. Additionally, cash was further reduced by stock repurchases during the fiscal year. The decrease to working capital was partially offset by higher inventory as a result of inflationary cost increases and additional inventory purchases related to BSG's growth through distribution partnerships, partially offset by the inventory mark-downs in connection with our Distribution Center Consolidation and Store Optimization Plan. The ratio of current assets to current liabilities was 1.70 to 1.00 at September 30, 2022, compared to 2.08 to 1.00 at September 30, 2021.

We utilize our ABL facility for the issuance of letters of credit, for certain working capital and liquidity needs and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, interest payments due on our indebtedness, paying down other debt and opportunistic share repurchases. The amounts drawn are generally paid down with cash provided by our operating activities. As of September 30, 2022, we had $68.5 million outstanding and $412.9 million available for borrowings under the ABL facility, subject to borrowing base limitations and outstanding letters of credit of $18.6 million. During the fiscal year ended September 30, 2022, the weighted average interest rate on our borrowings under the ABL facility was 3.5%.

Share Repurchase Programs

During fiscal year 2022, we repurchased and subsequently retired approximately 6.8 million shares of our common stock under a share repurchase program a cost of $130.3 million. During fiscal year 2021, we did not repurchase any of our common stock. We funded these share repurchases with cash from operations and borrowings under the ABL facility. As of September 30, 2022, we had approximately $595.8 million of additional share repurchase authorization remaining under our Share Repurchase Program. In fiscal year 2021, the Board approved a term extension of the program through September 30, 2025.

Historical Cash Flows

For the fiscal years 2022 and 2021, our primary sources of cash have been funds provided by operating activities and when necessary, borrowings under our ABL facility, as appropriate. The primary non-operating uses of cash during the past two years were for share repurchases, debt repayments and capital expenditures.

The following table shows our sources and uses of cash for the periods presented (in thousands):

	Fiscal Year Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$156,500	$381,860	$(225,360)
Net cash used by investing activities	(102,419)	(76,019)	(26,400)
Net cash used by financing activities	(373,679)	(419,968)	46,289
Effect of foreign currency exchange rate changes on cash and cash equivalents	(10,803)	935	(11,738)
Net decrease in cash and cash equivalents	$(330,401)	$(113,192)	$(217,209)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for fiscal year 2022, compared to fiscal year 2021, primarily due to the reduction in our accounts payable and accrued liabilities, which was mostly attributable to the timing of payments for inventory, personal-protective equipment donations in the prior year and the impact of a lower bonus accrual for the current year. Additionally, the decrease in our operating activities was driven by lower net earnings and the increase in our inventory balance for fiscal year 2022.

Net Cash Used by Investing Activities

Net cash used by investing activities was higher for fiscal year 2022, compared to fiscal year 2021, primarily due to investments in technology and store leasehold improvements.

Net Cash Used by Financing Activities

Net cash used by financing activities decreased as a result of fewer debt repayments during the fiscal year, compared to prior fiscal year, partially offset by share repurchases.

Debt and Guarantor Financial Information

At September 30, 2022, we had $1,087.5 million in outstanding principal under a term loan B and senior notes, not including finance leases, unamortized debt issuance costs or debt discounts, in the aggregate, of $4.3 million. Additionally, there was an outstanding balance of $68.5 million under our ABL facility at September 30, 2022. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 contained in this Annual Report for additional information about our debt.

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

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of September 30, 2022 and 2021 (in thousands):

	September 30, 2022	September 30, 2021
Inventory	$714,477	$662,802
Intercompany receivable	$—	$67,337
Current assets	$827,155	$1,069,266
Total assets	$1,982,982	$2,198,990
Current liabilities	$549,415	$422,137
Intercompany payable	$4,431	$—
Total liabilities	$2,085,169	$2,343,946

The following table presents the summarized statement of earnings information for fiscal year 2022 (in thousands):

Net sales	$3,105,851
Gross profit	$1,572,752
Earnings before provision for income taxes	$203,895
Net Earnings	$149,486

Capital Requirements

During the fiscal year ended 2022, we had total capital expenditures of approximately $95.1 million, excluding amounts paid in connection with the prior year, primarily in connection with our information technology projects and store improvements.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2022 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest(a)	$128,926	$506,129	$986,336	$—	$1,621,391
Obligations under operating leases(b)	174,464	245,161	133,267	103,144	656,036
Obligations under finance leases	167	282	—	—	449
Purchase obligations(c)	17,831	25,692	—	—	43,523
Other long-term obligations(d)(e)	17,010	7,815	3,137	2,122	30,084
Total	$338,398	$785,079	$1,122,740	$105,266	$2,351,483

(a)

Long-term debt obligations include future interest payments on our debt outstanding as of September 30, 2022. The amounts shown above do not include deferred debt issuance costs reflected in our consolidated balance sheets, nor do they include the impact of any interest received from the impact of our interest rate caps.

(b)

The amounts reported for operating leases do not include common area maintenance (CAM), property taxes or other executory costs. The amounts shown above do not include immaterial contingent liabilities for operating leases for which we are liable in the event of default by a franchisee.

(c)

Purchase obligations reflect legally binding agreements that are entered into by us to purchase goods or services, that specify minimum quantities to be purchased and with fixed or variable price provisions. Amounts shown do not reflect open purchase orders, mainly for merchandise, to be fulfilled within one year, which are generally cancellable or contracts that tend to be reoccurring in nature and similar in amount year over year.

(d)

Other long-term obligations, including current portion, principally represent obligations under insurance and self-insurance programs and deferral of social security taxes in connection with the Coronavirus Aid, Relief, and Economic Security Act. These obligations are included in accrued liabilities and other liabilities, as appropriate, in our consolidated balance sheets.

(e)

The table above does not include above does not include an estimated $9.2 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

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

Off-Balance Sheet Financing Arrangements

At September 30, 2022, we did not have any off-balance sheet financing arrangements other than obligations under letters of credit, as discussed above.

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

Valuation of Inventory

Our inventory is stated at the lower of weighted average cost or net realizable value. In assessing the net realizable value of inventory, we will adjust the carrying value of inventory for estimated shrinkage, damage and obsolescence using several key factors including estimates of the future demand for our products, historical turn-over rates, the age and sales history of the inventory, and historic as well as anticipated changes in SKUs. During fiscal year 2022, we estimated $19.4 million in obsolete inventory reserves in connection with our Distribution Center Consolidation and Store Optimization Plan.

We estimate inventory shrinkage between physical counts and product damage based upon our historical experience. Actual results differing from these estimates could significantly affect our carrying value of inventory and cost of goods sold. Inventory shrinkage, in the aggregate, has remained less than 1.0% of consolidated net sales over the past two fiscal years. A 10% change in our estimate of inventory shrinkage and obsolescence reserves at September 30, 2022, would impact net earnings by approximately $4.1 million.

Vendor Rebates and Concessions

We deem cash consideration received from a vendor to be a reduction of the cost of goods sold unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by us in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of inventory and a subsequent reduction in cost of goods sold as the related products are sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in our consolidated statements of earnings. We record cash consideration expected to be received from vendors in accounts receivables, other when earned and at the amount we believe will be collected. These receivables could be significantly affected if the actual amounts subsequently collected differ from our expectations. Historically, adjustments between the amount recorded and the amount collected have not had a material impact to our results of operations.

Insurance

We retain a substantial portion of the risk related to employee health (primarily in the U.S.), workers’ compensation and general liability. However, we maintain stop-loss coverage to limit the exposure related to certain insurance risks. We base our health insurance liability estimate on trends in claim payment history, historical trends in claims incurred but not yet reported and other components such as expected increases in medical costs, projected premium costs and the number of plan participants. Additionally, we base our estimates for workers’ compensation, general and product liability on an actuarial analysis performed by an independent third-party actuary. We review our insurance liability on a regular basis and adjust our accruals accordingly.

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our liability insurance coverage. Our liabilities could be significantly affected if actual results differ from our expectations or prior actuarial analyses. A 10% adjustment in our insurance liabilities at September 30, 2022, would impact net earnings by approximately $1.5 million.

The changes in our insurance liabilities were as follows (in thousands):

	Fiscal Year Ended September 30,
	2022	2021
Balance at beginning of period	$20,596	$21,436
Self-insurance expense	68,695	61,388
Payments, net of employee contributions	(68,736)	(62,228)
Balance at end of period	$20,555	$20,596

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

Additionally, deferred income taxes are recognized for the future tax consequences attributable to differences between our financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. We believe it is more-likely-than-not that our results of operations in the future will generate sufficient taxable income to realize our deferred tax assets, net of the valuation allowance currently recorded. We have recorded a valuation allowance to account for uncertainties regarding the recoverability of certain deferred tax assets, primarily foreign loss carryforwards and tax credit carryforwards. In the future, if we determine certain deferred tax assets will not be realizable, the related adjustments could significantly affect our effective tax rate at that time. An estimated tax benefit related to an uncertain tax position is recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax position will withstand challenge, if any, from applicable taxing authorities.

Assessment of Long-Lived Assets for Impairment and Restructuring

We review long-lived assets, including operating lease assets, for impairment whenever events or circumstances indicate the carrying amount of an asset may not be fully recoverable based on estimated undiscounted future cash flows. Long-lived assets are reviewed at the lowest level of identifiable cash flows, which typically is at the store level. In assessing for impairment, we determine the fair value of each individual store by discounting projected future cash flows. There are certain estimates and assumptions used to arrive at estimated future cash flows, including projected earnings and growth rates. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value.

When we commit to an exit plan of scale that we believe will result in the disposal of long-lived assets prior to the end their useful lives, the approval of such plan may be considered a triggering event and therefore require a reassessment of asset carrying values for recoverability, based on projected cash flows. If the carrying values are not recoverable, write-downs or impairment charges may be required to bring carrying values of certain long-lived assets, including operating lease asset, to fair value. In connection with facility and store closures, we typically will also incur charges for employee severance, disposal costs and other expenses incurred with closures. These charges are accrued and estimated based on facts and circumstances at the time. Actual cash flows and expected payments could be significantly different from our estimates.

For fiscal year 2022, we recognized an impairment loss of $24.8 million in connection with our Distribution Center Consolidation and Store Optimization Plan within restructuring. No material impairment losses were recognized in fiscal year 2021.

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

When assessing goodwill for impairment, we may perform a qualitative assessment which evaluates macro-economic conditions, current and projected cash flows, and other events or changes in circumstances to determine if a quantitative assessment is necessary. During quantitative assessment, we use a discounted cash flow model to determine an estimated fair value. If it is determined that the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded to bring the carrying value down to its fair value. As of the date of our last quantitative impairment test, a 10% decrease in either reporting unit’s fair value would not have resulted in an impairment. For fiscal year 2022, we completed a qualitative assessment and determined that there were no material impacts to the reporting units to require a quantitative assessment.

Like goodwill, our indefinite-lived intangible assets are tested for impairment by comparing the fair value of each asset to its carrying value. As of September 30, 2022, our indefinite-lived assets were comprised of only trade names. To determine the fair value of each trade name, we use the relief-from-royalty method, which estimates what a third-party would be willing to pay in royalties to receive a benefit from the use of the asset. If it is determined the asset’s fair value is less than its carrying value, then an impairment charge is recorded to reduce the carrying value down to its fair value.  No impairment losses were recognized in fiscal years 2022, 2021 or 2020.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements in Item 8 contained in this Annual Report for information about recent accounting pronouncements.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar and the Mexican peso. In addition, we currently have exposure to the currencies of certain countries located in South America and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain of our European subsidiaries. For each of the fiscal years 2022, 2021 and 2020, less than 20% of our consolidated net sales were made in currencies other than the U.S. dollar.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.8% in the fiscal year 2022, and it would have impacted our consolidated net assets by approximately 2.0% at September 30, 2022.

As more fully discussed in Note 12 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, foreign exchange forward contracts to mitigate exposure to changes in foreign currency exchange rates.

Interest rate risk

We are sensitive to interest rate fluctuations as a result of borrowings under our ABL facility and term loan B. At September 30, 2022, there were $68.5 million in outstanding borrowings under the ABL facility and the term loan B had $407.5 million in outstanding principal balance. Based on our September 30, 2022, outstanding floating interest rate debt, a 1.0 percentage point interest rate increase would impact interest expense by $4.8 million.

As more fully discussed in Note 12 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, derivative instruments in order to manage risk relating to cash flows and interest rate exposure.

Credit risk

We are exposed to credit risk in connection with certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe our exposure of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2022.

Our derivative instruments expose us to credit risk in the event of default by a counterparty. We believe such exposure is mitigated by the substantial resources and strong creditworthiness of the counterparties to our derivative instruments at September 30, 2022. In the event a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

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

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2022, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on this assessment, management has concluded that, as of September 30, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

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

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2023 Annual Meeting of Stockholders under the headings “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance, the Board, and Its Committees” and “Report of the Audit Committee.”

ITEM 11.EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2023 Annual Meeting of Stockholders under the headings “Directors’ Compensation and Benefits,” “Narrative Discussion of Director Compensation Table,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2023 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Company’s Stock.”

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of September 30, 2022, about our common stock that may be issued under all of our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	5,110,940	$17.54	7,590,752
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,110,940	$17.54	7,590,752

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2023 Annual Meeting of Stockholders under the headings “Corporate Governance, the Board, and Its Committees,” “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions.”

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2023 Annual Meeting of Stockholders under the heading “Proposal 3 – Ratification of Selection of Auditors.”

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

4.8

Third Supplemental Indenture, dated as of December 3, 2015, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2015

4.9

Credit Agreement dated July 6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2017 †

4.10

Amendment No. 1 dated March 27, 2018, to Credit Agreement dated July 6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018

4.11

Amendment No. 2 dated September 2, 2020, to Credit Agreement dated July  6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.12 to the Company’s Annual Report on Form 10-K/A filed on December 8, 2022

4.12

Amendment No. 3 dated May 11, 2021, to Credit Agreement dated July  6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.13 to the Company’s Annual Report on Form 10-K/A filed on December 8, 2022

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

Exhibit No.	Description

10.10

2011 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed November 15, 2012

10.11

2016 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2016

10.12

Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 19, 2018

10.13

2019 Form of Performance Unit Award Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2019

10.14

2019 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2019

10.15

2019 Form of Stock Option Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.16

2019 Form of Restricted Stock Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.17

Form of Severance Agreement between each of Mark G. Spinks and the Company effective July 31, 2015, Scott C. Sherman and the Company effective October 1, 2017, John M. Henrich and the Company effective June 10, 2019, Marlo Cormier and the Company effective April 9, 2020, and Denise Paulonis and the Company effective October 1, 2021, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 5, 2012

10.18

2012 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

10.19

Sally Beauty Holdings, Inc. Fourth Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on November 14, 2018

10.20	Sally Beauty Holdings, Inc. Annual Incentive Plan, which is incorporated herein by reference from Exhibit 10.23 from the Company’s Annual report on Form 10-K filed on November 22, 2021

10.21	2022 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan*

10.22	2022 Form of Restricted Stock Unit Agreement pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan*

10.23	2022 Form of Performance Unit Award Agreement in connection to Relative Total Shareholder Return pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan*

10.24	2022 Form of Performance Unit Award Agreement in connection to FY2023 Adjusted Operating Income pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan*

Exhibit No.	Description
10.25	2022 Form of Performance Unit Award Agreement in connection to FY2024 Adjusted Operating Income pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan*

10.26	2022 Form of Performance Unit Award Agreement in connection to FY2025 Adjusted Operating Income pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan*

21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*

22	List of Subsidiary Guarantors*

23.1	Consent of KPMG*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Denise Paulonis*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Denise Paulonis*

32.2	Section 1350 Certification of Marlo M. Cormier*

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) the Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

*	Included herewith
†

Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(c)   Financial Statement Schedules

None

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of November, 2022.

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

Signature	Title	Date

/s/ Denise Paulonis	President, Chief Executive Officer and Director (Principal Executive Officer)	November 17, 2022
Denise Paulonis

/s/ Marlo M. Cormier	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 17, 2022
Marlo M. Cormier

/s/ Kim McIntosh	Group Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	November 17, 2022
Kim McIntosh

/s/ Robert R. McMaster	Chairman of the Board of Directors	November 17, 2022
Robert R. McMaster

/s/ Rachel R. Bishop	Director	November 17, 2022
Rachel R. Bishop

/s/ Jeffrey Boyer	Director	November 17, 2022
Jeffrey Boyer

/s/ Marshall E. Eisenberg	Director	November 17, 2022
Marshall E. Eisenberg

/s/ Diana S. Ferguson	Director	November 17, 2022
Diana S. Ferguson

/s/ Dorlisa K. Flur	Director	November 17, 2022
Dorlisa K. Flur

/s/ James M. Head	Director	November 17, 2022
James M. Head

/s/ Linda Heasley	Director	November 17, 2022
Linda Heasley

/s/ John A. Miller	Director	November 17, 2022
John A. Miller

/s/ Lawrence P. Molloy	Director	November 17, 2022
Lawrence P. Molloy

/s/ Erin Nealy Cox	Director	November 17, 2022
Erin Nealy Cox

/s/ Edward W. Rabin	Director	November 17, 2022
Edward W. Rabin

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements

Years ended September 30, 2022, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sally Beauty Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for inventory located in the U.S. and Canada at both its distribution centers and store fronts as of August 1, 2020 from lower of cost or net realizable value on a first-in first-out (“FIFO”) basis to lower of cost or net realizable value using the weighted average cost method.

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

Evaluation of vendor rebates and concessions

As discussed in Note 1 to the consolidated financial statements, accounts receivable, other, consists primarily of amounts due from the Company’s vendors under contractual agreements (collectively referred to as vendor rebates and concessions). These agreements are often specific to a particular product or promotion for a specified period of time, which results in a high volume of agreements, each with potentially non-standardized terms and conditions governing how the rebate is earned and calculated. Therefore, the inputs used to calculate the vendor rebates and concessions, which can include financial and non-financial data from multiple sources, will vary depending on the specific terms of the agreements. Accounts receivable, other was $38.2 million as of September 30, 2022.

We identified the evaluation of vendor rebates and concessions as a critical audit matter because of the challenging auditor judgment required to assess the non-standardized terms of the agreements and the nature and source of the inputs used in the recognition and measurement of the receivable.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to calculate vendor rebates and concessions. This included controls over the derivation of key inputs and the evaluation of the contractual terms of the agreements. For a sample of the vendor rebates and concessions, we evaluated the nature and source of the inputs used, and the terms of the contractual agreements. We recalculated the amount of the receivable based on the inputs and the terms of the agreements. We also confirmed outstanding vendor receivables directly with the Company’s vendors and compared the confirmed amount to the amount previously recognized by the Company for a sample of vendor rebates and concessions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Dallas, Texas

November 17, 2022

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2022 and 2021

(In thousands, except par value data)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$70,558	$400,959
Trade accounts receivable, net	34,102	32,623
Accounts receivable, other	38,175	33,958
Inventory	936,374	871,349
Other current assets	53,192	44,686
Total current assets	1,132,401	1,383,575
Property and equipment, net	297,876	307,377
Operating lease assets	532,177	537,673
Goodwill	526,066	541,209
Intangible assets, excluding goodwill, net	50,315	55,532
Other assets	38,032	21,766
Total assets	$2,576,867	$2,847,132
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$68,658	$194
Accounts payable	275,717	291,632
Accrued liabilities	161,065	206,155
Current operating lease liabilities	157,734	156,234
Income taxes payable	4,740	10,666
Total current liabilities	667,914	664,881
Long-term debt	1,083,043	1,382,530
Long-term operating lease liabilities	424,762	404,147
Other liabilities	22,427	29,056
Deferred income tax liabilities, net	85,085	85,777
Total liabilities	2,283,231	2,566,391
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 107,024 and 113,138 shares issued and 106,970 and 112,913 shares outstanding at September 30, 2022 and 2021, respectively	1,070	1,129
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	4,241	17,286
Accumulated earnings	440,172	356,967
Accumulated other comprehensive loss, net of tax	(151,847)	(94,641)
Total stockholders’ equity	293,636	280,741
Total liabilities and stockholders’ equity	$2,576,867	$2,847,132

The accompanying notes are an integral part to these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Fiscal Years ended September 30, 2022, 2021 and 2020

(In thousands, except per share data)

	2022	2021	2020
Net sales	$3,815,565	$3,874,997	$3,514,330
Cost of goods sold	1,896,400	1,921,663	1,798,736
Gross profit	1,919,165	1,953,334	1,715,594
Selling, general and administrative expenses	1,553,948	1,530,280	1,442,809
Restructuring	27,577	4,611	14,025
Operating earnings	337,640	418,443	258,760
Interest expense	93,543	93,509	98,793
Earnings before provision for income taxes	244,097	324,934	159,967
Provision for income taxes	60,544	85,076	46,722
Net earnings	$183,553	$239,858	$113,245
Earnings per share:
Basic	$1.69	$2.13	$0.99
Diluted	$1.66	$2.10	$0.99
Weighted average shares:
Basic	108,665	112,653	113,881
Diluted	110,293	114,212	114,680

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Fiscal Years ended September 30, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
Net earnings	$183,553	$239,858	$113,245
Other comprehensive (loss) income:
Foreign currency translation adjustments	(60,974)	9,957	11,821
Interest rate caps, net of tax	4,045	918	198
Foreign exchange contracts, net of tax	(277)	(813)	565
Other comprehensive (loss) income, net of tax	(57,206)	10,062	12,584
Total comprehensive income	$126,347	$249,920	$125,829

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended September 30, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
Cash Flows from Operating Activities:
Net earnings	$183,553	$239,858	$113,245
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	99,929	102,201	106,779
Share-based compensation expense	9,944	11,656	8,426
Amortization of deferred financing costs	3,351	4,212	4,118
Impairment of long-lived assets, including operating lease assets	25,029	628	2,087
Net (gain)/loss on disposal of long-lived assets	(53)	(338)	1,475
Net loss on extinguishment of debt	16,439	4,260	38
Deferred income taxes	(17,592)	(7,336)	13,691
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(3,184)	2,923	10,031
Accounts receivable, other	(5,999)	(13,972)	41,463
Inventory	(96,195)	(52,277)	149,845
Other current assets	(9,536)	976	(15,654)
Other assets	4,148	4,360	(2,007)
Accounts payable and accrued liabilities	(46,289)	79,851	(26,876)
Income taxes payable	(6,698)	8,041	(5,489)
Operating lease assets and liabilities	6,233	730	10,339
Other liabilities	(6,580)	(3,913)	15,378
Net cash provided by operating activities	156,500	381,860	426,889
Cash Flows from Investing Activities:
Payments for property and equipment	(99,250)	(73,904)	(110,858)
Proceeds from sales of property and equipment	—	235	53
Acquisitions, net of cash acquired	(3,169)	(2,350)	(12,970)
Net cash used by investing activities	(102,419)	(76,019)	(123,775)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	520,003	22	1,087,504
Repayments of long-term debt	(770,286)	(422,258)	(882,921)
Debt issuance costs	—	(1,300)	(6,257)
Payments for common stock repurchased	(130,328)	—	(61,357)
Proceeds from exercises of stock options	6,932	3,568	2,792
Net cash (used) provided by financing activities	(373,679)	(419,968)	139,761
Effect of foreign exchange rate changes on cash and cash equivalents	(10,803)	935	(219)
Net (decrease) increase in cash and cash equivalents	(330,401)	(113,192)	442,656
Cash and cash equivalents, beginning of period	400,959	514,151	71,495
Cash and cash equivalents, end of period	$70,558	$400,959	$514,151
Supplemental Cash Flow Information:
Interest paid	$82,072	$88,982	$83,123
Income taxes paid	$82,607	$79,765	$49,869
Capital expenditures incurred but not paid	$15,757	$19,932	$9,772

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Fiscal Years ended September 30, 2022, 2021 and 2020

(In thousands)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Earnings	Loss	(Deficit)
Balance at September 30, 2019	116,725	$1,167	$—	$55,797	$(117,287)	$(60,323)
Cumulative effect of ASC 842 adoption	—	—	—	76	—	76
Net earnings	—	—	—	113,245	—	113,245
Other comprehensive income, net of tax	—	—	—	—	12,584	12,584
Repurchases of common stock	(4,702)	(46)	(9,302)	(52,009)	—	(61,357)
Share-based compensation	—	—	8,425	—	—	8,425
Stock issued for equity awards	419	4	3,131	—	—	3,135
Employee withholding taxes paid related to net share settlement	(37)	(1)	(341)			(342)
Balance at September 30, 2020	112,405	1,124	1,913	117,109	(104,703)	15,443
Net earnings	—	—	—	239,858	—	239,858
Other comprehensive income, net of tax	—	—	—	—	10,062	10,062
Share-based compensation	—	—	11,656	—	—	11,656
Stock issued for equity awards	579	6	4,762	—	—	4,768
Employee withholding taxes paid related to net share settlement	(71)	(1)	(1,045)	—	—	(1,046)
Balance at September 30, 2021	112,913	1,129	17,286	356,967	(94,641)	280,741
Net earnings	—	—	—	183,553	—	183,553
Other comprehensive income, net of tax	—	—	—	—	(57,206)	(57,206)
Repurchases of common stock	(6,833)	(68)	(29,912)	(100,348)	—	(130,328)
Share-based compensation	—	—	9,944	—	—	9,944
Stock issued for equity awards	949	10	8,102	—	—	8,112
Employee withholding taxes paid related to net share settlement	(59)	(1)	(1,179)	—	—	(1,180)
Balance at September 30, 2022	106,970	$1,070	$4,241	$440,172	$(151,847)	$293,636

The accompanying notes are an integral part of these consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In accordance with GAAP, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities in the consolidated financial statements. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements.

Cash and Cash Equivalents

Cash represents currency on hand, debit and credit card receivables and third-party online payment systems transactions, while cash equivalents consist of highly liquid investments which have an original maturity of three months or less.

Trade Accounts Receivable and Accounts Receivable, Other

Trade accounts receivable consist of credit extended directly to certain customers who meet our credit requirements in the ordinary course of business and are stated at their carrying values, net of an allowance for doubtful accounts. Our allowance is determined by estimating expected credit losses based on historical trends. At September 30, 2022 and 2021, our allowance for doubtful accounts was $1.1 million for both years. Our allowance for doubtful accounts is regularly reviewed on the basis of our historical collection data and current customer information. Customer account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Cost of goods sold includes actual product costs, the cost of transportation to our distribution centers, operating costs associated with our distribution centers (including employee compensation expense, depreciation and amortization, rent and other occupancy-related expenses), vendor rebates and allowances, inventory shrinkage and certain shipping and handling costs, such as freight from the distribution centers to the stores. All other shipping and handling costs are included in selling, general and administrative expenses when incurred.

We deem cash consideration received from a supplier to be a reduction of the cost of inventory purchased, unless it is in exchange for an asset or service or a reimbursement of a specific, incremental, identifiable cost incurred by us

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of inventory and a subsequent reduction in cost of goods sold as the related products are sold.

Furthermore, during fiscal year 2022, we established inventory reserves in connection with our Distribution Center Consolidation and Store Optimization Plan within restructuring. Please see Note 16, Restructuring, for more information on our restructuring plans.

Lease Accounting

Substantially all of our leases are operating leases and relate primarily to retail stores and warehousing properties with lease terms typically five to ten years. Some of our leases include options to extend the agreement by a certain number of years, typically five years. At the lease commencement date, an operating lease liability and related operating lease asset are recognized and typically do not assume renewals unless we are reasonably certain that we will exercise the option.

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

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases, reduced by tenant improvement allowances and any rent abatement. Operating lease assets are tested for impairment in the same manner as our long-lived assets.  During fiscal year 2022, we recognized an impairment loss in connection with our Distribution Center Consolidation and Store Optimization Plan within restructuring. Please see Note 16, Restructuring, for more information on our restructuring plans.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the estimated useful lives of the assets or the term of the related lease, including renewals considered reasonably assured. Expenditures for maintenance and repairs are included in selling, general and administrative expenses when incurred, while expenditures for major renewals and improvements that substantially extend the useful life of an asset are capitalized.

The following table summarizes our property and equipment balances and their estimated useful lives (dollars in thousands):

	Life	September 30,
	(in years)	2022	2021
Land	N/A	$9,949	$10,119
Buildings and building improvements	5 – 40	56,834	57,049
Leasehold improvements	2 – 10	342,326	326,595
Furniture, fixtures and equipment	2 – 10	709,578	681,017
Total property and equipment, gross		1,118,687	1,074,780
Accumulated depreciation and amortization		(820,811)	(767,403)
Total property and equipment, net		$297,876	$307,377

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

Depreciation expense for the fiscal years 2022, 2021 and 2020 was $95.9 million, $93.2 million and $95.5 million, respectively, and is included in selling, general and administrative expenses, or cost of goods sold if associated with our distribution centers, in our consolidated statements of earnings. During fiscal year 2022, we recognized an impairment loss in connection with our Distribution Center Consolidation and Store Optimization Plan within restructuring. Please see Note 16, Restructuring, for more information on our restructuring plans.

Valuation of Long-Lived Assets and Definite-lived Intangible Assets

Long-lived assets, including operating lease assets and property and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. The recoverability of long-lived assets and intangible assets subject to amortization is assessed by comparing the net carrying amount of each asset to the total estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted future cash flows, an impairment charge may be recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset using a discounted cash flow approach.

When we commit to an exit plan of scale that we believe will result in the disposal of long-lived assets prior to the end their useful lives, the approval of such plan may be considered a triggering event and therefore require a reassessment of asset carrying values for recoverability, based on projected cash flows. If the carrying values are not recoverable, write-downs or impairment charges may be required to bring carrying values of certain long-lived assets, including operating lease asset, to fair value. For fiscal year 2022, we recognized an impairment loss of $24.8 million in connection with our Distribution Center Consolidation and Store Optimization Plan within restructuring. Please see Note 16, Restructuring, for more information on our restructuring plans.

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

Components within the same operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of September 30, 2022 and 2021, our reporting units consisted of Sally Beauty Supply (“SBS”) and Beauty Systems Group (“BSG”). We assign goodwill to the reporting unit which consolidates the acquisition.

When assessing goodwill for impairment, we may perform a qualitative assessment which evaluates macro-economic conditions, current and projected cash flows, and other events or changes in circumstances to determine if a quantitative assessment is necessary. For fiscal year 2022, we completed a qualitative assessment and determined that while COVID-19 had a macro-economic impact, there were no material impacts to the reporting units to require a quantitative assessment. We have not recorded any impairment charges related to goodwill in the current or prior fiscal years presented.

Indefinite-lived Intangible Assets

Our intangible assets with indefinite lives consist of trade names acquired in business combinations or asset purchases. Upon acquisition of these identifiable intangible assets, we base our valuation on the information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. These assets are evaluated for impairment annually, as of January 31st, and whenever events or changes in circumstances indicate the asset’s carrying amount may be less than its recoverable amount, to determine whether or not it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. When assessing intangible assets with indefinite lives for impairment, we compare the fair value of each asset against its carrying value. Fair value is based on the relief-from-royalty method. Based on our assessments, no material impairment charges related to intangible assets were recorded in the current or prior fiscal years presented.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

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

Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data. Additionally, we have assessed all revenue streams for principal versus agent considerations and have concluded we are the principal for the vast majority of all our transactions.

See Note 15, Segments and Disaggregated Revenue, for additional information regarding the disaggregation of our revenue.

Merchandise Revenues

We sell merchandise through our company-operated stores, digital platforms, to our franchisees and by using DSCs. These sales generally have one single performance obligation and revenue is recognized at the point of sale or upon shipment of the merchandise, whenever control of items sold transfers to the customer. Shipping fees charged through digital channels are considered a separate performance obligation and are recognized in net sales; while, the related shipping cost is recognized in selling, general and administrative expenses.

We extend credit to certain customers, primarily salon professionals, which generally have 30 day payment terms. Based on the nature of theses receivables, no significant financing component exists.

Gift Cards

The revenue from the sale of our gift cards is recognized at the time the gift card is used to purchase merchandise, which is generally within one year from the date of purchase. Our gift cards do not carry expiration dates or impose post-sale fees. Based on historical experience, a certain amount of our gift cards will not be redeemed, also referred to as “gift card breakage.” We recognize revenue related to gift card breakage within net sales in our consolidated statements of earnings over time proportionately to historical redemption patterns. The gift cards are issued and represent liabilities of either of our operating entities, Sally Beauty Supply LLC or Beauty Systems Group LLC, which are both limited liability companies formed in the state of Virginia.

Private Label Rewards Credit Cards

In fiscal year 2019, we signed a multi-year agreement with a third-party bank (the “Bank”) to launch a private label credit card program in the U.S., and rolled out our first Sally Beauty and Cosmo Prof branded credit cards during fiscal year 2020. Under the agreement, the Bank manages our customer’s credit approval and credit card accounts; while, we facilitate credit applications and provide licensing to our brand and marketing services. The Bank accepts all customer default risks associated with these accounts. In connection with signing the agreement, we received a refundable payment from the Bank that we recorded as deferred revenue within other liabilities on our consolidated balance sheets and is being recognize on a straight-line basis, over the initial term of the agreement, into net sales in our consolidated statements of earnings.

Pursuant to the agreement, the Bank will contribute funding for the program marketing expenses and are recognized in net sales in our consolidated statements of earnings. In addition, we earn other immaterial amounts from the Bank, including incentive payments for achieving performance targets and the activation of credit cards.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

Customer Loyalty Rewards

Our Sally Beauty Rewards Program in the U.S. and Canada, enables customers to earn points based on their status for every dollar spent on qualifying SBS purchases. The program is free to join, and it provides our loyalty customers the ability to earn points on their SBS purchases, that convert to Sally Beauty Rewards certificates when select thresholds are attained. Points earned expire after twelve months of inactivity and certificates issued expire 30 days after earned. Certificates generated from our rewards loyalty program provide a material right to customers and represent a separate performance obligation. As such, we defer revenue for future rewards on a standalone value per point, net of estimated breakage based on historical data, within accrued liabilities on our consolidated balance sheets.

The following table shows the amount of performance-based contract liabilities on our consolidated balance sheets as of September 30, 2022 and 2021 (in thousands):

		September 30,
Contracts	Balance Sheet Classification	2022	2021
Gift cards	Accrued liabilities	$5,060	$5,299
Rewards loyalty program	Accrued liabilities	8,400	11,445
Total liability		$13,460	$16,744

Changes to our performance-based contract liabilities for fiscal year 2022 were as follows (in thousands):

September 30, 2021	$16,744
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	5,673
Revenue recognized from beginning liability	(8,957)
September 30, 2022	$13,460

Advertising Costs

Advertising costs relate mainly to digital and web advertising, in-store and traditional print advertisements, customer relationship management, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs were $69.8 million, $70.9 million and $72.7 million for the fiscal years 2022, 2021 and 2020, respectively, and are included in selling, general and administrative expenses in our consolidated statements of earnings.

Share-based Compensation

We measure the cost of services received from certain of our employees and Board of Directors in exchange for an award of equity instruments based on the fair value of the award on the date of grant which are expensed ratably over the vesting period, except for awards issued to retirement eligible participants, which are expensed on an accelerated basis. We recognize the impact of forfeitures as they occur. Share-based compensation expense is included in selling, general and administrative expenses in our consolidated statements of earnings.

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

Fiscal Years ended September 30, 2022, 2021 and 2020

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

2.	Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions impacted by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable, or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. We do not believe this ASU will have a material impact to our consolidated financial statements.

3.Fair Value Measurements

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

Fiscal Years ended September 30, 2022, 2021 and 2020

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

Fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows (in thousands):

			As of September 30,
	Classification	Pricing Category	2022	2021
Financial Assets
Interest rate caps	Other assets	Level 2	$3,860	$35
Foreign exchange contracts	Other current assets	Level 2	294	—
Total assets			$3,860	$35

Financial Liabilities
Foreign exchange contracts	Accrued liabilities	Level 2	$79	$—

The fair value for interest rate caps and foreign exchange contracts were measured using widely accepted valuation techniques, such as discounted cash flow analyses and observable inputs, such as market interest rates and foreign exchange rates.

Other fair value disclosures

Carrying amounts and the related estimated fair value of our long-term debt, excluding finance lease obligations, are as follows:

		As of September 30,
		2022		2021
	Pricing Category	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt
Senior notes	Level 1	$679,961	$398,331	$979,961	$1,019,635
Term loan B	Level 2	407,500	639,163	413,000	411,451
Total debt		$1,087,461	$1,037,494	$1,392,961	$1,431,086

The fair value of the senior notes was measured using unadjusted quoted market prices. The fair value of the term loan B was measured using quoted market prices for similar debt securities in active markets or widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates.

4.Accumulated Stockholders’ Equity

Share Repurchases

The Board approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock through September 30, 2025.

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Fiscal Year Ended September 30,
	2022	2021	2020
Number of shares repurchased	6,832	—	4,702
Total cost of share repurchased	$130,328	$—	$61,357

The amounts above do not include approximately 59,000, 71,000 and 159,000 shares surrendered by grantees to satisfy personal income tax withholdings obligations upon vesting of equity-based awards valued at approximately $1.2 million, $1.0 million and $0.3 million during the fiscal years 2022, 2021 and 2020, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

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

Accumulated other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2020	$(102,111)	$(3,003)	$411	$(104,703)
Other comprehensive income (loss) before reclassifications, net of tax	9,957	(282)	(1,070)	8,605
Reclassification to net earnings, net of tax	—	1,200	257	1,457
Balance at September 30, 2021	(92,154)	(2,085)	(402)	(94,641)
Other comprehensive income (loss) before reclassifications, net of tax	(60,974)	2,310	(149)	(58,813)
Reclassification to net earnings, net of tax	—	1,735	(128)	1,607
Balance at September 30, 2022	$(153,128)	$1,960	$(679)	$(151,847)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.

5.Weighted Average Shares

The following table sets forth the computations of basic and diluted earnings per share (in thousands):

	Fiscal Year Ended September 30,
	2022	2021	2020
Weighted-average basic shares	108,665	112,653	113,881
Dilutive securities:
Stock option and stock award programs	1,628	1,559	799
Weighted-average diluted shares	110,293	114,212	114,680

At September 30, 2022, 2021 and 2020, options to purchase approximately 2.4 million, 3.9 million and 4.7 million shares, respectively, of our common stock were outstanding but not included in the computation of diluted earnings per share, because these options were anti-dilutive.

6.Share-Based Payments

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

The following table presents total compensation cost for all share-based compensation arrangements and the related income tax benefits recognized in our consolidated statement of earnings (in thousands):

	Fiscal Year Ended September 30,
	2022	2021	2020
Share-based compensation expense	$9,944	$11,656	$8,426
Income tax benefit related to share-based compensation expense	$2,634	$2,834	$2,059

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

The Omnibus Plan award types are as follows:

Performance-based awards: Our performance awards vest over three years upon the satisfaction of the employee service condition and our level of achievement with respect to a mix of certain specified performance targets. For fiscal years 2022 and 2021, we issued performance awards with a financial performance target based on the growth on adjusted consolidated operating income (“AOI”) for each of the next three years. For the fiscal year 2020 performance awards, the performance targets included growth of AOI and return on invested capital during the three-year performance period.

For each performance award, a grantee may earn from 0% to 200% of the original awarded amount. Fair value of our performance awards related to the achievement of financial performance targets are based on our stock price on the date of grant. During the fiscal years ended September 30, 2022, 2021 and 2020, the fair value of our performance awards was $17.40, $15.33 and $16.65, respectively. Expense is determined upon issuance and recognized based on projections of future performance and actual results.

Market-based awards: In fiscal year 2022, we issued market-based awards that vest over three years and are dependent on the level of achievement of relative total shareholder return (“rTSR”) against a group of peer companies measured over a three-year period. For each rTSR, a grantee may earn from 0% to 200% of the original awarded amount. The fair value was determined by using the Monte Carlo simulation model due to the award being subject to a market condition. Expense is determined upon issuance and is recognized regardless of whether the market performance target is achieved.

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

Performance-Based Awards

The following table presents a summary of the activity for our performance awards assuming 100% payout:

Performance Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2021	302	$16.59
Granted	212	17.40
Adjustment for performance achievement	14	15.33
Vested	(18)	15.33
Forfeited	(150)	17.01
Unvested at September 30, 2022	360	$16.75

As of September 30, 2022, based on current projections, we do not expect to recognize any expense related to unvested performance awards.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

Market-Based Awards

The following table presents a summary of the activity for our market awards:

Market Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2021	90	$20.96
Granted	212	23.39
Vested	—	—
Forfeited	(48)	22.41
Unvested at September 30, 2022	254	$22.72

As of September 30, 2022, approximately $3.6 million of total unrecognized compensation costs related to unvested market awards are expected to be recognized over the weighted average period of 2.0 years.

The weighted average assumptions used in the Monte Carlo model relating to the valuation of our rTSR awards issued in fiscal years 2022 and 2021 were as follows:

	Fiscal Year Ended September 30,
	2022	2021
Expected term (in years)	2.9	2.7
Expected volatility	59.5%	59.4%
Risk-free interest rate	0.7%	0.2%
Dividend yield	0.0%	0.0%

Service-Based Awards

Stock Option Awards

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2021	5,165	$18.46	4.6	$9,627
Granted	304	17.27
Exercised	(598)	13.56
Forfeited or expired	(1,688)	21.71
Outstanding at September 30, 2022	3,183	$17.54	5.8	$2,863
Exercisable at September 30, 2022	2,097	$20.13	4.5	$736

The weighted average assumptions used in the Black-Scholes model relating to the valuation of our stock options are as follows:

	Fiscal Year Ended September 30,
	2022	2021	2020
Expected term (in years)	6.0	6.0	5.0
Expected volatility	48.7%	44.5%	35.8%
Risk-free interest rate	1.2%	0.4%	1.7%
Dividend yield	0.0%	0.0%	0.0%

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

The weighted average fair value per share at the date of grant of the stock options awarded during the fiscal years 2022, 2021 and 2020 was $8.12, $5.66 and $5.86, respectively. The aggregate fair value of stock options vested during the fiscal years 2022, 2021 and 2020 was $2.5 million, $3.4 million and $2.7 million, respectively.

The aggregate intrinsic value of options exercised during the fiscal years 2022, 2021 and 2020 was $4.0 million, $0.7 million and $0.5 million, respectively. The total cash received during the fiscal years 2022, 2021 and 2020 from these option exercises was $8.1 million, $4.6 million and $3.0 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $0.8 million, $0.1 million and $0.1 million, respectively.

At September 30, 2022, approximately $2.8 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 1.6 years.

RSAs

The following table presents a summary of the activity for our RSAs:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2021	135	$15.60
Granted	—	—
Vested	(68)	15.60
Forfeited	(14)	15.78
Unvested at September 30, 2022	53	$15.55

At September 30, 2022, approximately $0.1 million of total unrecognized compensation costs related to unvested RSAs are expected to be recognized over the weighted average period of 0.3 years.

RSUs

The following table presents a summary of the activity for our RSUs:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2021	568	$9.41
Granted	818	17.37
Vested	(294)	9.30
Forfeited	(168)	14.75
Unvested at September 30, 2022	924	$15.52

At September 30, 2022, approximately $8.2 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 1.9 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

7.   Leases

Our operating and finance leases consisted of the following (in thousands):

		September 30,
	Balance Sheet Classification	2022	2021
Assets:
Operating lease (a)	Operating lease assets	$532,177	$537,673
Finance lease	Property and equipment, net	1,897	2,556
Total lease assets		$534,074	$540,229

Liabilities:
Current:
Operating lease	Current operating lease liabilities	$157,734	$156,234
Finance lease	Current maturities of long-term debt	158	194

Long-term:
Operating lease	Long-term operating lease liabilities	424,762	404,147
Finance lease	Long-term debt	277	485
Total lease liabilities		$582,931	$561,060
(a)

During the fiscal year 2022, we recognized impairment charges related to our Distribution Center Consolidation and Store Optimization Plan. See Note 16, Restructuring, for more information on the Distribution Center Consolidation and Store Optimization Plan.

Our lease costs consisted of the following (in thousands):

		For the Year Ended September 30,
	Statement of Earnings Classification	2022	2021
Operating lease costs	Cost of goods sold and selling, general and administrative expenses (a)	$188,206	$193,583
Finance lease costs:
Amortization of leased assets	Selling, general and administrative expenses	299	328
Interest on lease liabilities	Interest expense	13	14
Variable lease costs (b)	Selling, general and administrative expenses	62,201	53,698
Total lease costs		$250,719	$247,623
(a)	Certain supply chain-related amounts are included in cost of goods sold.
(b)	Includes common area maintenance, real estate taxes and insurance related to leases

As of September 30, 2022, the approximate future lease payments under our leases under ASC 842, Leases, are as follows (in thousands):

Fiscal Year	Operating leases	Finance leases
2023	$174,464	$167
2024	139,368	161
2025	105,793	134
2026	79,025	—
2027	54,242	—
Thereafter	103,144	—
Total undiscounted lease payments	656,036	462
Less: imputed interest	73,540	27
Present value of lease liabilities	$582,496	$435

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

The table above does not include operating leases we have entered into of approximately $7.9 million that have not commenced, primarily related to future retail stores.

Other lease information is as follows (dollars in thousands):

	For the Fiscal Year Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$183,943	$189,012
Operating cash flows – finance leases	13	14
Financing cash flows – finance leases	161	202

Supplemental non-cash information on lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$201,542	$180,945
Lease assets obtained in exchange for new finance lease liabilities	3	22

	September 30,
	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	5.2	5.1
Finance leases	2.7	3.7
Weighted-average discount rate:
Operating leases	4.6%	4.5%
Finance leases	0.3%	0.3%

8.Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the fiscal years 2022 and 2021 are as follows (in thousands):

	SBS	BSG	Total
Balance at September 30, 2020	$81,186	$458,852	540,038
Acquisitions (a)	231	(1,582)	(1,351)
Foreign currency translation	743	1,779	2,522
Balance at September 30, 2021	$82,160	$459,049	$541,209
Acquisitions	271	—	271
Foreign currency translation	(12,871)	(2,543)	(15,414)
Balance at September 30, 2022	$69,560	$456,506	$526,066
(a)	During fiscal year 2021, we recorded post-acquisition adjustments from our purchase of Ami-Co that reduced goodwill and established $2.5 million in intangible assets subject to amortization.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

The following table reflects our other intangible assets, excluding goodwill, on our consolidated balance sheets. Once an intangible becomes fully amortized, the original cost and accumulated amortization is removed in the subsequent period. As of September 30, 2022 and 2021, we had the following (in thousands):

	September 30, 2022			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived Intangible assets:
Customer relationships	$21,406	$(17,406)	$4,000	$32,621	$(26,246)	$6,375
Distribution rights	10,155	(6,770)	3,385	11,660	(9,251)	2,409
Other intangible assets	3,968	(2,618)	1,350	5,238	(3,460)	1,778
Total definite-lived intangible assets	35,529	(26,794)	8,735	49,519	(38,957)	10,562
Indefinite-lived Intangible assets:
Trade names	41,580	—	41,580	44,970	—	44,970
Total intangible assets, excluding goodwill, net	$77,109	$(26,794)	$50,315	$94,489	$(38,957)	$55,532

Our definite-lived intangible assets are amortized on a straight-line basis over the period that we expected an economic benefit, typically over periods of three to ten years. For the fiscal years ended September 30, 2022, 2021 and 2020, amortization expense related to intangible assets totaled $4.1 million, $6.6 million and $9.0 million, respectively.

As of September 30, 2022, the expected future amortization expense related to definite-lived intangible assets is as follows (in thousands):

Fiscal Year:
2023	$3,319
2024	2,370
2025	1,840
2026	781
2027	425
Thereafter	—
$8,735

9.Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2022	2021
Compensation and benefits	$58,693	$73,344
Deferred revenue	18,810	23,859
Interest payable	13,445	24,101
Rental obligations	10,701	10,501
Insurance reserves	5,742	5,934
Property and other taxes	4,161	3,853
Operating accruals and other	49,513	64,563
Total accrued liabilities	$161,065	$206,155

We have reclassified certain prior year amounts out of operating accruals and other into deferred revenue to conform to current year presentation.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

10.Commitments and Contingencies

Commitments

Letters of Credit

We had $18.6 million and $18.3 million of outstanding letters of credit as of September 30, 2022 and 2021, respectively.

Contingencies

Legal Proceedings

The Company is, from time to time, involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, the data security incidents and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. We have no significant liabilities for loss contingencies at September 30, 2022 and 2021.

11.Debt

Short-term Debt

In May 2021, we entered into a third amendment to our five-year asset-based senior secured loan facility (the "ABL facility") with a syndicate of banks, which has a revolving commitment of $500.0 million and a maturity date of May 11, 2026. The interest rate on the ABL facility is variable and determined at our option as (i) prime plus 0.25% or 0.50% or (ii) London Interbank Offered Rate plus 1.25% or 1.50%. In addition, the terms of the ABL facility contain a commitment fee of 0.20% on the unused portion of the facility. Borrowings under the ABL facility are secured by a first-priority lien in and upon the accounts and inventory (and the proceeds thereof) of the Company and its guarantor subsidiaries. Furthermore, the ABL facility is also secured by a second-priority lien in and upon the remaining assets of the Company and its guarantor subsidiaries.

At September 30, 2022 there was $68.5 million in outstanding borrowings under our ABL facility; while, there were no outstanding borrowings under our ABL facility at September 30, 2021. At September 30, 2022, we had $412.9 million available for borrowing, thereunder, including our Canadian sub-facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Long-term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,
	2022	2021	Interest Rates
Term loan B:
Variable-rate tranche	$407,500	$413,000	LIBOR plus 2.25%
Senior notes due Apr. 2025	—	300,000	8.750%
Senior notes due Dec. 2025	679,961	679,961	5.625%
Total	$1,087,461	$1,392,961
Plus: finance lease obligations	435	679
Less: unamortized debt issuance costs and discount, net	4,695	10,916
Total debt	$1,083,201	$1,382,724
Less: current maturities	158	194
Total long-term debt	$1,083,043	$1,382,530

Maturities of our debt, excluding finance leases and our ABL facility, are as follows at September 30, 2022 (in thousands):

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

Fiscal Year:
2023	$—
2024	407,500
2025	—
2026	679,961
2027	—
Thereafter	—
Total	$1,087,461

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

In fiscal year 2021, we paid the remaining $213.2 million aggregate principal amount of our term loan B fixed tranche at par, excluding accrued interest. In connection with the repayment, we recognized a $1.4 million loss on the extinguishment of debt from the write-off of unamortized deferred financing costs.

Additionally in fiscal year 2021, we elected to repay $8.3 million aggregate principal amount of our term loan B variable tranche and recognized a loss on extinguishment of debt of $0.1 million from the write-off of unamortized deferred financing costs. Furthermore, we continue to make quarterly optional $1.4 million principal payments. These optional prepayments did not have any early prepayment penalties.

   Senior Notes

The senior notes due December 2025 are unsecured obligations that are jointly and severally guaranteed by Sally Beauty Holdings, Inc. and Sally Investment, and by each material domestic subsidiary. Interest on these notes is payable semi-annually, during our first and third fiscal quarters.

During fiscal year 2021, we called the entire outstanding balance of $197.4 million of our 5.50% senior notes due 2023 at par plus a premium. In connection with the repayment, we recognized losses on extinguishment of debt in the aggregate amount of $2.8 million, which included a $1.8 million call premium and the write-off of $1.0 million in unamortized deferred financing costs.

During fiscal year 2020, we closed on $300.0 million of Senior Secured Second Lien Notes due 2025 (“Senior Secured Notes”) and received $295.5 million in net proceeds from the Senior Secured Notes offering. The notes bear interest at a rate of 8.75% and were issued at par. The Senior Secured Notes are guaranteed on a senior secured basis by the guarantors who have guaranteed obligations under our senior secured credit facilities and our existing notes.

On May 31, 2022, we called the entire outstanding balance of $300.0 million of our Senior Secured Notes at par plus a premium. In connection with the repayment we recognized losses on extinguishment of debt in the aggregate amount of $16.4 million, which included a $13.1 million call premium and the write-off of $3.3 million in unamortized deferred financing costs.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

12.Derivative Instruments

As of September 30, 2022, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 3 for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

During the fiscal year ended September 30, 2022, we entered into foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries over fiscal year 2022. As of September 30, 2022, all of our foreign currency forward derivatives instruments had settled. We record, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL and recognize realized gain or loss into cost of goods sold based on inventory turns. As of September 30, 2022, we expect to reclassify approximately $0.3 million in net gains into cost of goods sold over the next 12 months.

During the fiscal year ended September 30, 2022, we reclassified $0.1 million of net gains into cost of goods sold.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”). The interest rate caps are made up of individual caplets that expire monthly through June 30, 2023 and are designated as cash flow hedges.

Over the next 12 months, we expect to reclassify gains of approximately $2.3 million into interest expense as the one-month LIBOR rate is above the strike price of these contracts as of September 30, 2022.

During the fiscal year ended September 30, 2022, we reclassified $1.7 million into interest expense.

Non-Designated Cash Flow Hedges

We also use foreign exchange contracts to mitigate our exposure to exchange rate changes in connection with certain intercompany balances not permanently invested. At September 30, 2022, we held forwards, which expire on various dates during the first four months of fiscal year 2023, with a notional amount, based upon exchange rates at September 30, 2022, as follows (in thousands):

Notional Currency	Notional Amount
Canadian Dollar	$19,831,921
Euro	21,910,748
British Pound	47,741,922
Mexican Peso	11,432,249
Total	$100,916,839

We record changes in fair value and realized gains or losses related to the foreign currency forwards into selling, general and administrative expenses. The effects of these foreign exchange contracts on our condensed consolidated financial statements were losses of $9.6 million and $3.0 million for the years ended September 30, 2022 and 2021, respectively.

13. 401(k) and Profit Sharing Plan

We offer 401(k) Plans to our U.S. and Puerto Rico employees who meet certain eligibility requirements. The U.S. 401(k) Plan allows employees to contribute immediately upon hire, while the Puerto Rico 401(k) Plan allows employees to contribute after one year of employment. Under the terms of each 401(k) Plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by each 401(k) Plan and by statutory limitations. We currently match a portion of employee contributions, as defined by each 401(k) Plan. We recognized expense of $6.8 million, $6.2 million and $5.8 million in the fiscal years ended September 30, 2022, 2021 and 2020, respectively, related to such matching contributions and these amounts are included in selling, general and administrative expenses in our consolidated statements of earnings.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

In addition, pursuant to the 401(k) Plans, we may elect to make voluntary profit sharing contributions to the accounts of eligible employees as determined by the Compensation Committee of the Board. During the fiscal years ended September 30, 2022, 2021 and 2020, we did not make a profit sharing contribution to the 401(k) Plans.

14.Income Taxes

U.S. Tax Law Changes

In response to the global pandemic related to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, temporary suspension of certain payment requirements for the employer portion of social security taxes and the creation of certain refundable employee retention credits. There was not a material impact on our income tax expense for the fiscal years ended September 30, 2022, 2021 and 2020, related to the CARES Act.

Beginning with our first quarter of fiscal year 2019, we are subject to taxation on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. We have made the policy election to record this tax as a period cost at the time it is incurred. The impact from GILTI was immaterial for fiscal years 2022, 2021 and 2020. For the fiscal year ended September 30, 2020, the provision for income taxes also includes a benefit due to a reduction of prior year tax related to GILTI. The benefit is a result of favorable final Regulations being issued by the Department of Treasury in July 2020, which can be applied retroactively.

The provision for income taxes for the fiscal years 2022, 2021 and 2020 consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2022	2021	2020
Current:
Federal	$48,888	$64,526	$22,282
Foreign	16,370	14,869	6,120
State	10,739	14,364	4,730
Total current portion	75,997	93,759	33,132
Deferred:
Federal	93	(6,054)	10,177
Foreign	(15,380)	(1,195)	1,321
State	(166)	(1,434)	2,092
Total deferred portion	(15,453)	(8,683)	13,590
Total provision for income taxes	$60,544	$85,076	$46,722

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Fiscal Year Ended September 30,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.6	3.0	3.4
Effect of foreign operations	2.2	0.8	(0.4)
Valuation allowances	(7.2)	0.6	4.6
Deferred tax impact of foreign branch conversion	2.7	—	—
Unrecognized tax benefit	2.9	—	—
Share-based payment awards	0.6	0.6	1.2
Other, net	—	0.2	(0.6)
Effective tax rate	24.8%	26.2%	29.2%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

The tax effects of temporary differences that give rise to our deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2022	2021
Deferred tax assets attributable to:
Foreign loss carryforwards	$30,548	$34,007
Accrued liabilities	24,023	18,662
Share-based compensation expense	7,320	8,392
U.S. foreign tax credits	10,712	11,199
U.S. federal social security tax deferral	—	3,089
Inventory adjustments	8,156	2,754
Other	(391)	2,984
Total deferred tax assets	80,368	81,087
Valuation allowance	(31,920)	(51,810)
Total deferred tax assets, net	48,448	29,277
Deferred tax liabilities attributable to:
Depreciation and amortization	112,115	109,038
Net deferred tax liability	$63,667	$79,761

We believe that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. During fiscal year 2022, existing valuation allowances were reduced by approximately $19.9 million, primarily for net operating loss carry-forwards of various members of the affiliated group in foreign jurisdictions. The Company determined that it is "more likely than not" that future earnings will be sufficient to offset the net operating losses. We continue to record a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carry-forwards and tax credit carry-forwards.

Domestic earnings before provision for income taxes were $205.2 million, $288.0 million and $168.0 million in the fiscal years 2022, 2021 and 2020, respectively. Foreign earnings before provision for income taxes of $38.9 million in the fiscal year 2022, $36.9 million in the fiscal year 2021 and a loss before provision for income taxes of $8.0 million in the fiscal year 2020.

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

For fiscal year 2022 and 2021, applicable deferred tax liabilities have been provided for undistributed foreign earnings in excess of foreign working capital and cash requirements. As a result of U.S. Tax Reform, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes, but could be subject to foreign withholding taxes and state income taxes. If undistributed earnings of our foreign operations were not considered permanently reinvested as of September 30, 2022, an immaterial amount of additional deferred taxes would have been provided.

At September 30, 2022 and 2021, we had total operating loss carry-forwards of $110.8 million and $125.7 million, respectively, of which $60.9 million and $109.4 million, respectively, are subject to a valuation allowance. At September 30, 2022, operating loss carry-forwards of $5.6 million expire between 2022 and 2034 and operating loss carry-forwards of $105.2 million have no expiration date. At September 30, 2022 and 2021, we had tax credit carry-forwards of $13.1 million and $14.1 million, respectively. This includes a U.S. foreign tax credit carry-forward of $10.7 million primarily as a result of the deemed repatriation tax under U.S. Tax Reform. This credit expires in 2028. We do not believe the realization of the U.S. foreign tax credit is more-likely-than-not, so a valuation allowance has been recorded against its full value. Of the remaining tax credit carry-forwards, at September 30, 2022, $0.8 million expire between 2024 and 2028, $0.4 million expire between 2035 and 2037 and $1.2 million have no expiration date. Total tax credit carry-forwards of $11.9 million and $12.6 million are subject to a valuation allowance at September 30, 2022 and 2021, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

The changes in the amount of unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended September 30,
	2022	2021
Balance at beginning of the fiscal year	$2,092	$2,053
Increases related to prior year tax positions	7,603	5
Decreases related to prior year tax positions	(874)	(2)
Increases related to current year tax positions	710	195
Lapse of statute	(366)	(159)
Balance at end of fiscal year	$9,165	$2,092

If recognized, these positions would affect our effective tax rate. At September 30, 2022, the Company recorded $7.6 million of uncertain tax benefits related to transfer pricing matters. We maintain our tax positions are fully supportable.

We recognize interest and penalties, accrued in connection with unrecognized tax benefits, in provision for income taxes. Accrued interest and penalties, in the aggregate, were $0.4 million and $0.3 million at September 30, 2022 and 2021, respectively.

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

Our consolidated federal income tax return for the fiscal year ended September 30, 2021, is currently under IRS examination. Our consolidated federal income tax return for the fiscal year ended September 30, 2018 is currently under IRS Appeals. Our statute remains open for the fiscal year ended September 30, 2018, forward. Our U.S. state income tax returns are impacted by various statutes of limitations and are generally open for the fiscal year ended September 30, 2018 and future years. Our foreign income tax returns are impacted by various statutes of limitations, which are generally open from 2017 forward.

15.Segments and Disaggregated Revenue

Our segments are defined on how our chief operating decision maker, which we consider the Chief Executive Officer and Chief Financial Officer together, regularly reviews performance and allocates resources to our operating segments.

Our business is organized into two reportable segments: (i) SBS, a domestic and international chain of retail stores and a consumer-facing e-commerce website that offers professional beauty supplies to both salon professionals and retail customers primarily in North America, Puerto Rico and parts of Europe and South America and (ii) BSG, including its franchise-based business Armstrong McCall, a full service distributor of beauty products and supplies that offers professional beauty products directly to salons and salon professionals through its professional-only stores, e-commerce platforms and its own sales force in partially exclusive geographical territories in the U.S. and Canada.

The accounting policies of both of our reportable segments are the same as described in the summary of significant accounting policies contained in Note 1. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2022, 2021 and 2020.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

Business Segments Information

Segment data for the fiscal years 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Net sales (for the fiscal year indicated):
SBS	$2,193,044	$2,278,382	$2,080,703
BSG	1,622,521	1,596,615	1,433,627
Total	$3,815,565	$3,874,997	$3,514,330
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$350,884	$417,658	$237,588
BSG	193,407	205,078	194,206
Segment operating earnings	544,291	622,736	431,794
Unallocated expenses	179,074	199,682	159,009
Restructuring	27,577	4,611	14,025
Consolidated operating earnings	337,640	418,443	258,760
Interest expense	93,543	93,509	98,793
Earnings before provision for income taxes	$244,097	$324,934	$159,967
Depreciation and amortization:
SBS	$57,798	$61,887	$65,207
BSG	30,098	28,597	29,324
Corporate	12,033	11,717	12,248
Total	$99,929	$102,201	$106,779
Payments for property and equipment:
SBS	$53,788	$43,165	$73,130
BSG	34,312	24,880	27,338
Corporate	11,150	5,859	10,390
Total	$99,250	$73,904	$110,858
Total assets (as of September 30):
SBS	$1,195,732	$1,235,427	$1,370,745
BSG	1,251,455	1,179,263	1,106,801
Sub-total	2,447,187	2,414,690	2,477,546
Corporate	129,680	432,442	417,601
Total	$2,576,867	$2,847,132	$2,895,147

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. In the fiscal years 2022, 2021 and 2020, no single customer accounted for 10% or more of revenue.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

Geographic Area Information

Certain geographic data is as follows (in thousands):

	2022	2021	2020
Net sales (for the fiscal year indicated):
United States	$3,142,898	$3,228,091	$2,914,171
Other countries	672,667	646,906	600,159
Total	$3,815,565	$3,874,997	$3,514,330
Long-lived assets (as of September 30):
United States	$263,929	$267,839	$264,936
United Kingdom	9,147	15,089	20,183
Other countries	24,800	24,449	29,910
Total	$297,876	$307,377	$315,029

Disaggregated Revenues

The following tables disaggregate our segment revenues by merchandise category. We have reclassified certain prior year amounts to conform to current year presentation.
	Fiscal Year Ended September 30,
SBS	2022	2021	2020
Hair color	38.2%	36.3%	34.4%
Hair care	23.6%	22.1%	20.6%
Styling tools and supplies	19.1%	21.7%	24.8%
Nail	10.8%	10.9%	10.9%
Skin and cosmetics	7.6%	8.3%	8.2%
Other beauty items	0.7%	0.7%	1.1%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended September 30,
BSG	2022	2021	2020
Hair care	43.5%	41.5%	40.4%
Hair color	39.0%	39.8%	38.3%
Styling tools and supplies	10.9%	11.5%	12.7%
Skin and cosmetics	3.8%	4.0%	4.3%
Nail	2.4%	2.7%	3.6%
Other beauty items	0.4%	0.5%	0.7%
Total	100.0%	100.0%	100.0%

The following table disaggregates our segment revenue by sales channels:

	SBS			BSG
	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2022	2021	2020	2022	2021	2020
Company-operated stores	94.0%	94.1%	91.8%	66.4%	69.1%	68.9%
E-commerce	6.0%	5.9%	8.0%	12.3%	9.2%	8.7%
Franchise stores	—	0.0%	0.2%	7.4%	7.5%	7.1%
Distributor sales consultants	—	—	—	13.9%	14.2%	15.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

16.Restructuring

Restructuring expenses, included in Cost of Goods Sold (“COGS”) and Restructuring for the fiscal years ended September 30, 2022, 2021 and 2020, are as follows (in thousands):

	2022	2021	2020
Included in COGS
Distribution Center Consolidation and Store Optimization Plan	$19,403	$—	$—
Transformation Plan	(1,087)	1,444	—
Total in COGS	$18,316	$1,444	$—

Included in Restructuring
Distribution Center Consolidation and Store Optimization Plan	$26,110	$—	$—
Transformation Plan	1,467	3,160	12,514
Project Surge	—	1,451	1,511
Total in Restructuring	27,577	4,611	14,025
Total Restructuring Expenses	$45,893	$6,055	$14,025

Distribution Center Consolidation and Store Optimization Plan

In the fourth quarter of fiscal year 2022, our Board approved the Distribution Center Consolidation and Store Optimization Plan (“the Plan”) consisting of the planned closure of 330 SBS stores and 35 BSG stores. Stores identified for early closure were part of a strategic evaluation which included a market analysis of certain locations where we believe we are able to recapture demand and improve profitability. By optimizing our store base, we can further focus on our customers’ shopping experience and our product offerings as well as result in long term value to our shareholders and customers. Additionally, this Plan includes the closure of two BSG distribution centers in Clackamas, Oregon and Pottsville, Pennsylvania. Consolidating this work into our larger distribution centers will increase product availability, shorten delivery times and reduce overall costs as we focus on driving results.

This Plan will continue to be executed throughout fiscal year 2023 and beyond, and therefore it may include future charges related to store closures such as exit costs, lease negotiation penalties, termination benefits and adjustments to estimates.

The liability related to our Distribution Center Consolidation and Store Optimization Plan, which is included in accrued liabilities on our consolidated balance sheets, is as follows (in thousands):

Distribution Center Consolidation and Store Optimization Plan	Liability at September 30, 2021	Expenses	Cash Payments	Non-Cash Amounts	Liability at September 30, 2022
SBS
Impairment - operating lease assets (a)	$—	$18,668	$—	$(18,668)	$—
Impairment - property and equipment (a)	—	2,921	—	(2,921)	—
Inventory adjustments (COGS) (b)	—	10,548	—	(10,548)	—
Other (c)	—	918		—	918
Total SBS	$—	$33,055	$—	$(32,137)	$918

BSG
Impairment - operating lease assets (a)	$—	$2,894	$—	$(2,894)	$—
Impairment - property and equipment (a)	—	336	—	(336)	—
Inventory adjustments (COGS) (b)	—	8,855	—	(8,855)	—
Other (c)	—	373	—	—	373
Total BSG	—	12,458	—	(12,085)	373
Total Distribution Center Consolidation and Store Optimization Plan	$—	$45,513	$—	$(44,222)	$1,291

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2022, 2021 and 2020

(a)	Remaining carrying value for the long-lived assets, including operating lease assets, were not material and approximate their fair value.
(b)	Inventory adjustments in COGS are related to obsolescence associated with planned closures.
(c)	Other expenses include closure-related costs.

Transformation Plan

We previously disclosed a plan to focus on certain core business strategies. In addition to optimizing our supply chain network with changes to our transportation model and network of nodes, we are improving our marketing and digital commerce capabilities and advancing our merchandising transformation efforts. In addition, we expanded our plan and announced a reduction in workforce within our field and headquarters. Furthermore, our Board approved the divestiture of our operations in Peru. All these together make up our Transformation Plan.

The liability related to the Transformation Plan, which is included in accrued liabilities on our consolidated balance sheets, is as follows (in thousands):

Transformation Plan	Liability at September 30, 2021	Expenses	Cash Payments	Non-Cash Amounts	Liability at September 30, 2022
Workforce reductions	$718	$466	$1,947	$(763)	$—
Facility closures	422	513	935	—	—
Inventory adjustments (COGS)	—	(1,087)	—	(1,087)	—
Other	—	488	488	—	—
Total	$1,140	$380	$3,370	$(1,850)	$—

Net expense incurred during the fiscal year ended September 30, 2022, represents costs and adjustments for SBS.

Project Surge

In fiscal year 2020, we announced the launch of Project Surge, which takes the successful elements of the North American Sally Beauty transformation and integrates them into our European operations, with the support and participation of several key leaders from the corporate headquarters. As part of this plan, we focused on several operating elements, including a review of our talent and operating structure. We did not incur any additional expenses or liabilities related to Project Surge in fiscal 2022.