Form 10-Q
period 2022-12-31
Sally Beauty Holdings, Inc.
filed 2023-02-02
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2022

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

As of January 27, 2023, there were 107,328,599 shares of the issuer’s common stock outstanding.

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

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	December 31, 2022	September 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,071	$70,558
Trade accounts receivable, net	32,671	34,102
Accounts receivable, other	42,741	38,175
Inventory	986,878	936,374
Other current assets	57,840	53,192
Total current assets	1,219,201	1,132,401
Property and equipment, net of accumulated depreciation of $849,202 at December 31, 2022, and $820,811 at September 30, 2022	288,732	297,876
Operating lease assets	542,806	532,177
Goodwill	532,514	526,066
Intangible assets, excluding goodwill, net of accumulated amortization of $28,820 at December 31, 2022, and $26,794 at September 30, 2022	50,963	50,315
Other assets	34,330	38,032
Total assets	$2,668,546	$2,576,867
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$65,171	$68,658
Accounts payable	296,170	275,717
Accrued liabilities	142,785	161,065
Current operating lease liabilities	156,168	157,734
Income taxes payable	16,972	4,740
Total current liabilities	677,266	667,914
Long-term debt	1,082,175	1,083,043
Long-term operating lease liabilities	427,168	424,762
Other liabilities	22,748	22,427
Deferred income tax liabilities, net	85,891	85,085
Total liabilities	2,295,248	2,283,231
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 107,291 and 107,024 shares issued and 107,284 and 106,970 shares outstanding at December 31, 2022, and September 30, 2022, respectively	1,073	1,070
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	8,329	4,241
Accumulated earnings	490,509	440,172
Accumulated other comprehensive loss, net of tax	(126,613)	(151,847)
Total stockholders’ equity	373,298	293,636
Total liabilities and stockholders’ equity	$2,668,546	$2,576,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
Net sales	$957,055	$980,251
Cost of goods sold	468,481	480,122
Gross profit	488,574	500,129
Selling, general and administrative expenses	391,580	386,250
Restructuring	10,406	1,099
Operating earnings	86,588	112,780
Interest expense	17,923	20,241
Earnings before provision for income taxes	68,665	92,539
Provision for income taxes	18,328	23,701
Net earnings	$50,337	$68,838
Earnings per share:
Basic	$0.47	$0.61
Diluted	$0.46	$0.60
Weighted-average shares:
Basic	107,140	111,995
Diluted	109,460	113,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
Net earnings	$50,337	$68,838
Other comprehensive income (loss):
Foreign currency translation adjustments	25,941	(4,509)
Interest rate caps, net of tax	203	278
Foreign exchange contracts, net of tax	(910)	480
Other comprehensive income (loss), net of tax	25,234	(3,751)
Total comprehensive income	$75,571	$65,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2022	106,970	$1,070	$4,241	$440,172	$(151,847)	$293,636
Net earnings	—	—	—	50,337	—	50,337
Other comprehensive income	—	—	—	—	25,234	25,234
Share-based compensation	—	—	5,135	—	—	5,135
Stock issued for equity awards	404	4	78	—	—	82
Employee withholding taxes paid related to net share settlement	(90)	(1)	(1,125)	—	—	(1,126)
Balance at December 31, 2022	107,284	$1,073	$8,329	$490,509	$(126,613)	$373,298

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2021	112,913	$1,129	$17,286	$356,967	$(94,641)	$280,741
Net earnings	—	—	—	68,838	—	68,838
Other comprehensive loss	—	—	—	—	(3,751)	(3,751)
Share-based compensation	—	—	3,958	—	—	3,958
Stock issued for equity awards	795	8	7,364	—	—	7,372
Employee withholding taxes paid related to net share settlement	(56)	(1)	(1,136)	—	—	(1,137)
Repurchases and cancellations of common stock	(3,675)	(36)	(27,472)	(47,492)	—	(75,000)
Balance at December 31, 2021	109,977	$1,100	$—	$378,313	$(98,392)	$281,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net earnings	$50,337	$68,838
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	25,285	24,421
Share-based compensation expense	5,135	3,958
Amortization of deferred financing costs	648	932
Impairment of long-lived assets, including operating lease assets	2,103	—
Loss on disposal of equipment and other property	77	3
Deferred income taxes	889	1,867
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	2,270	2,841
Accounts receivable, other	(3,817)	(1,724)
Inventory	(38,019)	(137,326)
Other current assets	(4,018)	(446)
Other assets	4,074	1,371
Operating leases, net	(10,392)	6,475
Accounts payable and accrued liabilities	7,606	16,729
Income taxes payable	12,460	18,166
Other liabilities	313	(11,790)
Net cash provided (used) by operating activities	54,951	(5,685)
Cash Flows from Investing Activities:
Payments for property and equipment, net of proceeds	(25,007)	(26,390)
Acquisitions, net of cash acquired	—	(319)
Net cash used by investing activities	(25,007)	(26,709)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	229,000	—
Repayments of long-term debt, including prepayment costs	(233,927)	(1,421)
Payments for common stock repurchased	—	(75,000)
Proceeds from equity awards	60	7,372
Employee withholding taxes paid related to net share settlement of equity awards	(1,125)	(1,136)
Net cash used by financing activities	(5,992)	(70,185)
Effect of foreign exchange rate changes on cash and cash equivalents	4,561	(240)
Net increase (decrease) in cash and cash equivalents	28,513	(102,819)
Cash and cash equivalents, beginning of period	70,558	400,959
Cash and cash equivalents, end of period	$99,071	$298,140
Supplemental Cash Flow Information:
Interest paid	$26,758	$35,034
Income taxes paid	$3,081	$3,978
Capital expenditures incurred but not paid	$5,542	$3,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial statements of Sally Beauty Holdings, Inc. and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of December 31, 2022, and September 30, 2022, and our consolidated results of operations, consolidated comprehensive income, consolidated cash flows and consolidated statements of stockholders’ equity for the three months ended December 31, 2022 and 2021.

Principles of Consolidation

The unaudited condensed consolidated interim financial statements include all accounts of Sally Beauty Holdings, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in U.S. Dollars.

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

Changes to our contract liabilities, which are included in accrued liabilities in our condensed consolidated balance sheets, for the periods were as follows (in thousands):

	Three Months Ended December 31,
	2022	2021
Beginning Balance	$13,460	$16,744
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	6,291	5,842
Revenue recognized from beginning liability	(4,489)	(3,509)
Ending Balance	$15,262	$19,077

See Note 10, Segment Reporting, for additional information regarding the disaggregation of our sales revenue.
3.	Fair Value Measurements

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

The three levels of that hierarchy are defined as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities;

Level 2 - Pricing inputs are other than quoted prices in active markets, included in Level 1, that are either directly or indirectly observable; and

Level 3 - Unobservable pricing inputs in which little or no market activity exists, therefore requiring an entity to develop its own model with estimates and assumptions.

Financial instruments measured at fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follow:

(in thousands)	Classification	Fair Value Hierarchy Level	December 31, 2022	September 30, 2022
Financial Assets:
Foreign exchange contracts
Non-designated cash flow hedges	Other current assets	Level 2	$4,463	$294
Interest rate caps	Other current assets	Level 2	3,627	3,860
Total assets			$8,090	$4,154
.
Financial Liabilities:
Foreign exchange contracts
Designated cash flow hedges	Accrued liabilities	Level 2	$1,930	$—
Non-designated cash flow hedges	Accrued liabilities	Level 2	4,045	79
Total liabilities			$5,975	$79

The fair value for interest rate caps and foreign exchange contracts were measured using widely accepted valuation techniques, such as discounted cash flow analyses and observable inputs, such as market interest rates and foreign exchange rates.

Other fair value disclosures

The carrying amounts of cash equivalents, trade and other accounts receivable and accounts payable and borrowing under our ABL facility approximate their respective fair values due to the short-term nature of these financial instruments. Carrying amounts and the related estimated fair value of our long-term debt, excluding capital lease obligations and debt issuance costs, are as follows:

		December 31, 2022		September 30, 2022
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding capital leases
Senior notes	Level 1	$679,961	$652,763	$679,961	$639,163
Term loan B	Level 2	406,125	403,587	407,500	398,331
Total long-term debt		$1,086,086	$1,056,350	$1,087,461	$1,037,494

The fair value of term loan B was measured using quoted market prices for similar debt securities in active markets or widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates.
4.	Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors (“Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of its common stock, subject to certain limitations governed by our debt agreements. In July 2021, our Board approved a term extension of the share repurchase program for the four-year period ending September 30, 2025. As of December 31, 2022, we had authorization of approximately $595.8 million of additional potential share repurchases remaining under our share repurchase program. For the three months ended December 31, 2022, we did not repurchase shares under our share repurchase program. For the three months ended December 31, 2021, we repurchased 3.7 million shares of common stock at a total cost of $75.0 million.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2022	$(153,128)	$1,960	$(679)	$(151,847)
Other comprehensive income (loss) before reclassification, net of tax	25,941	155	(608)	25,488
Reclassification to net earnings, net of tax	—	48	(302)	(254)
Balance at December 31, 2022	$(127,187)	$2,163	$(1,589)	$(126,613)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.
5.	Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended December 31,
	2022	2021
Weighted-average basic shares	107,140	111,995
Dilutive securities:
Stock option and stock award programs	2,320	1,973
Weighted-average diluted shares	109,460	113,968

Anti-dilutive options excluded from our computation of diluted shares	2,123	2,775

6.	Goodwill and Intangible Assets

We considered potential triggering events and determined there were none for the three months ended December 31, 2022. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets.

	Three Months Ended December 31,
(in thousands)	2022	2021
Intangible assets amortization expense	$1,008	$1,071

Additionally, during the three months ended December 31, 2022, the changes in goodwill and other intangibles were primarily from the effects of foreign currency exchange rates of $6.4 million and $1.7 million, respectively. During the three months ended December 31, 2021, the changes in goodwill were primarily from the effects of foreign currency exchange rates of $0.9 million.
7.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2022	September 30, 2022
Compensation and benefits	$46,027	$58,693
Deferred revenue	20,384	18,810
Rental obligations	14,353	10,701
Insurance reserves	6,104	5,742
Property and other taxes	4,266	4,161
Interest payable	3,865	13,445
Operating accruals and other	47,786	49,513
Total accrued liabilities	$142,785	$161,065

8.	Short-term Borrowings and Long-term Debt

At December 31, 2022, our ABL facility had $65.0 million in outstanding borrowings and $417.7 million available for borrowing, including the Canadian sub-facility, subject to the conditions contained therein.

9.	Derivative Instruments and Hedging Activities

During the three months ended December 31, 2022, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 3, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. At December 31, 2022, we held forwards, which expire ratably through September 30, 2023, with a notional amount, based upon exchange rates at December 31, 2022, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$17,629
Euro	11,549
Canadian Dollar	8,921
Total	$38,099

Quarterly, the changes in fair value related to these foreign currency forwards are recorded into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold, based on inventory turns, in our condensed consolidated statements of earnings. For the three months ended December 31, 2022 and 2021, we recognized a gain of $0.3 million and a loss of $0.3 million, respectively. Based on December 31, 2022, valuations and exchange rates, we expect to reclassify losses of approximately $1.6 million into cost of goods sold over the next 12 months.

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

For the three months ended December 31, 2022 and 2021, we recognized expense of $0.1 million and $0.4 million, respectively, into interest expense on our condensed consolidated statements of earnings. Over the next 12 months, we expect to reclassify gains of approximately $2.6 million into interest expense, which represents estimated interest rate settlements less the original value of the expiring caplets.

Non-Designated Derivative Instruments

We also use foreign exchange contracts to mitigate our exposure to exchange rate changes in connection with certain intercompany balances not permanently invested. At December 31, 2022, we held forwards, which expire on various dates in the first month of both the second and third fiscal quarters of fiscal year 2023, with a notional amount, based upon exchange rates at December 31, 2022, as follows (in thousands):

Notional Currency	Notional Amount
British Pound	$87,321
Canadian Dollar	56,329
Euro	56,269
Mexican Peso	23,865
Total	$223,784

We record changes in fair value and realized gains or losses related to these foreign currency forwards into selling, general and administrative expenses. For the three months ended December 31, 2022 and 2021, the effects of these foreign exchange contracts on our condensed consolidated financial statements were gains of $0.4 million in both years.
10.	Segment Reporting

Segment data for the three months ended December 31, 2022 and 2021, is as follows (in thousands):

	Three Months Ended December 31,
	2022	2021
Net sales:
Sally Beauty Supply ("SBS")	$549,472	$561,530
Beauty Systems Group ("BSG")	407,583	418,721
Total	$957,055	$980,251
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$99,174	$100,623
BSG	49,647	58,546
Segment operating earnings	148,821	159,169
Unallocated expenses	51,827	45,290
Restructuring	10,406	1,099
Consolidated operating earnings	86,588	112,780
Interest expense	17,923	20,241
Earnings before provision for income taxes	$68,665	$92,539

Sales between segments, which are eliminated in consolidation, were not material during the three months ended December 31, 2022 and 2021.

Disaggregation of net sales by segment

The following tables disaggregate our segment revenues by merchandise category. We have reclassified certain prior year amounts within BSG to conform to current year presentation.

	Three Months Ended December 31,
SBS	2022	2021
Hair color	38.7%	36.8%
Hair care	23.4%	23.8%
Styling tools and supplies	19.5%	20.2%
Nail	10.3%	10.4%
Skin and cosmetics	7.4%	7.9%
Other beauty items	0.7%	0.9%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2022	2021
Hair care	43.5%	43.5%
Hair color	38.3%	38.4%
Styling tools and supplies	10.8%	11.4%
Skin and cosmetics	4.4%	4.4%
Nail	2.7%	2.0%
Other beauty items	0.3%	0.3%
Total	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended December 31,
SBS	2022	2021
Company-operated stores	93.6%	94.2%
E-commerce	6.4%	5.8%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2022	2021
Company-operated stores	66.3%	67.5%
E-commerce	13.6%	11.7%
Distributor sales consultants	12.6%	13.6%
Franchise stores	7.5%	7.2%
Total	100.0%	100.0%

11.	Restructuring

Restructuring expenses, included in Cost of Goods Sold (“COGS”) and Restructuring for the three months ended December 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended December 31,
	2022		2021
Included in COGS
Distribution Center Consolidation and Store Optimization Plan	$(2,680)	(a)	$—

Included in Restructuring
Distribution Center Consolidation and Store Optimization Plan	$10,406	(b)	$—
Transformation Plan	—		1,099
Total in Restructuring	10,406		1,099
Total Restructuring Expenses	$7,726		$1,099
(a)	Amounts included within COGS are related to adjustments to our expected obsolescence reserve related to the Plan (as defined below).
(b)	Amounts included within Restructuring (SG&A) are related to stores and distribution centers closed during the quarter in accordance with the Plan (as defined below).

Distribution Center Consolidation and Store Optimization Plan

In the fourth quarter of fiscal year 2022, our Board approved the Distribution Center Consolidation and Store Optimization Plan authorizing the closure of 330 SBS stores and 35 BSG stores, and the closure of two BSG distribution centers in Clackamas, Oregon and Pottsville, Pennsylvania (“the Plan”).

During the three months ended December 31, 2022, we completed the closure of the two BSG distributions centers. We believe that consolidating the operation of these two distribution centers into our larger distribution centers will increase product availability, shorten delivery times and reduce overall costs.

As of December 31, 2022, we have closed 327 SBS stores and 14 BSG stores as part of the Plan.

Stores identified for early closure were part of a strategic evaluation which included a market analysis of certain locations where we believe we will be able to recapture demand at other nearby store locations and improve overall profitability. By optimizing our store base, we are further focusing on our customers’ shopping experience and our product offerings.

The Plan will continue to be executed throughout fiscal year 2023 and into the first half of fiscal year 2024, and therefore it may include future charges related to store closures such as exit costs, lease negotiation penalties, termination benefits and adjustments to estimates.

The liability related to the Plan, which is included in accrued liabilities on our consolidated balance sheets, is as follows:

(in thousands)	Liability at September 30, 2022	SBS Expense	BSG Expense	Cash Payments	Non-Cash Amounts	Liability at December 31, 2022
Closing costs - leases (a)	$—	$4,738	$132	$—	$(868)	$4,002
Closing costs - payroll expenses (b)	—	988	961	—	—	1,949
Impairment - property and equipment (c)	—	1,069	610	—	(1,679)	—
Inventory transfer costs	—	1,128	204	(294)	—	1,038
Impairment - operating lease assets (c)	—	345	83	—	(428)	—
Other	1,291	102	46	(1,351)	—	88
Total	$1,291	$8,370	$2,036	$(1,645)	$(2,975)	$7,077
(a)	Lease-related closing costs include contract terminations costs as well as other rental obligations associated with closing stores.
(b)	Payroll-related closing costs include one-time termination benefits related to the closure of our distribution centers as well as other payroll expenses associated with closing stores.
(c)	Remaining carrying value for the long-lived assets, including operating lease assets, were not material and approximate their fair value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, including the Risk Factors sections therein, and information contained elsewhere in this Quarterly Report, including the condensed consolidated interim financial statements and notes to those financial statements.

Executive Overview

For fiscal 2023, we are focusing on three key strategic initiatives to drive growth and profitability:

•	Enhancing our customer centricity;
•	Growing high margin owned brands at Sally Beauty and amplifying innovation; and

•	Increasing the efficiency of our operations and optimizing our capabilities.

We believe focusing in these areas will position our company for future growth and further enhance our ability to meet our customers where they are.

Enhancing our customer centricity

During the quarter, BSG launched a new strategic partnership with Salon HQ. Salon HQ is a customizable digital storefront platform that gives stylists the ability to curate a product selection from thousands of BSG merchandise choices and enables their clients to purchase directly from their shops without the stylists having to finance and carry inventory. In addition, SBS has identified the locations for its initial Studio by Sally pilot stores that we expect to open this fiscal year. The Studio by Sally pilot store program will have a digital-first focus, from digital check-in to digital education throughout the store and beyond, including personalized appointments at our in-store salons with licensed stylists who will train and educate consumers on how to color their own hair and achieve their desired results. We believe that we will be able to expand the Studio by Sally concept to 100 locations throughout the U.S. over the next three to four fiscal years if successful.

Growing high margin owned brands at Sally Beauty and amplifying innovation

We believe growing our SBS owned-brands, through innovation and marketing, will provide improved margins, strengthen our long-term relationships with existing customers and help attract new customers. During the quarter, we invested more into marketing of our owned-brands and launched the first phase of our new owned-branded hair repair product line – bondbar. These initiatives delivered an increase in our owned-brands sales penetration, resulting in increased SBS profit margins.

Furthermore, we look forward to providing salons and stylists with new innovations from our BSG vendors as they are launched over the next two fiscal quarters.

Increasing the efficiency of our operations and optimizing our capabilities

In the fourth quarter of fiscal year 2022, we announced our plan to close 330 SBS stores, 35 BSG stores and two BSG distribution centers. Based on our strategic evaluation, we believe that we will able to recapture demand of closed stores in other nearby store locations and improve overall profitability. During the quarter, we completed the closure of our two BSG distributions centers and the majority of our planned store closures. Additionally, we re-optimized our store supply chain network based on our new store fleet. As of December 31, 2022, we have closed 327 SBS stores and 14 BSG stores as part of the Plan and are currently meeting our sales recapture expectations.

See Note 11, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Financial Summary for the Three Months Ended December 31, 2022

•

Consolidated net sales for the three months ended December 31, 2022, decreased $23.2 million, or 2.4%, to $957.1 million, compared to the three months ended December 31, 2021. Consolidated net sales included a negative impact from changes in foreign currency exchange rates of $14.4 million;

•	Consolidated comparable sales increased 1.1% for the three months ended December 31, 2022, compared to the three months ended December 31, 2021;
•

Consolidated gross profit for the three months ended December 31, 2022, decreased $11.6 million, or 2.3%, to $488.6 million, compared to the three months ended December 31, 2021. Gross margin was unchanged at 51.0% for the three months ended December 31, 2022, compared to the three months ended December 31, 2021;

•

Consolidated operating earnings for the three months ended December 31, 2022, decreased $26.2 million, or 23.2%, to $86.6 million, compared to the three months ended December 31, 2021. Operating margin decreased 250 bps to 9.0% for the three months ended December 31, 2022, compared to the three months ended December 31, 2021;

•	For the three months ended December 31, 2022, our consolidated net earnings decreased $18.5 million, or 26.9%, to $50.3 million, compared to the three months ended December 31, 2021;
•	For the three months ended December 31, 2022, our diluted earnings per share was $0.46 compared to $0.60 for the three months ended December 31, 2021; and
•	Cash provided by operations was $55.0 million for the three months ended December 31, 2022, compared to cash used by operations of $5.7 million for the three months ended December 31, 2021.

Trends Impacting Our Business

Global inflationary pressures continue to influence consumer and stylist behavior along with the cost for products and services. In the U.S. and Canada, we are seeing our SBS customers color their hair less frequently and reduce the size of their basket when they shop with us, while at BSG we are seeing stylists purchasing closer to the time they use products. Additionally, inflationary pressures have impacted wages, especially among retail and hourly employees, as we have experienced an increase in our labor costs in order to attract and retain associates. During the current quarter, these headwinds have resulted in lower traffic and conversion in our business and increases in certain operating costs. We continue to monitor these challenges and implement measures to help mitigate their impacts, including managing our inventory levels to reduce out-of-stock items, adjusting our promotional activities, optimizing our store base and expanding our partnerships with delivery service providers. Although these initiatives have helped mitigate ongoing macro-headwinds, we cannot reasonably predict the long-term effects of inflation.

Furthermore, in a measure to curb inflation, the U.S. Federal Reserve has increased the federal funds effective rate. In turn, these increases have raised the cost of debt borrowings. We currently have $471.1 million in variable rate debt outstanding, of which $406.1 million is hedged with interest rate caps to help mitigate the impact of raising rates. Future increases in the federal funds effective rate could have a material adverse impact to our cost of borrowing, including any future changes in our debt structure.

Impact of COVID-19 on Our Business

While we have seen signs of stabilization from the impacts of the COVID-19 virus, we cannot reasonably predict the effects of new variants or expect improving trends to continue. Therefore, our future performance may partially depend on impacts of COVID-19, such as decreased customer in-store traffic, temporary store closures, and labor and supply chain disruptions.

Refer to Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2022, for further discussion on the risks and uncertainties created by COVID-19.

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

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2022	2021	Increase (Decrease)
Net sales:
SBS	$549,472	$561,530	$(12,058)	(2.1)%
BSG	407,583	418,721	(11,138)	(2.7)%
Consolidated	$957,055	$980,251	$(23,196)	(2.4)%

Gross profit:
SBS	$323,475	$328,172	$(4,697)	(1.4)%
BSG	165,099	171,957	(6,858)	(4.0)%
Consolidated	$488,574	$500,129	$(11,555)	(2.3)%

Segment gross margin:
SBS	58.9%	58.4%	50	bps
BSG	40.5%	41.1%	(60)	bps
Consolidated	51.0%	51.0%	—	bps

Net earnings:
Segment operating earnings:
SBS	$99,174	$100,623	$(1,449)	(1.4)%
BSG	49,647	58,546	(8,899)	(15.2)%
Segment operating earnings	148,821	159,169	(10,348)	(6.5)%
Unallocated expenses and restructuring (a)	62,233	46,389	15,844	34.2%
Consolidated operating earnings	86,588	112,780	(26,192)	(23.2)%
Interest expense	17,923	20,241	(2,318)	(11.5)%
Earnings before provision for income taxes	68,665	92,539	(23,874)	(25.8)%
Provision for income taxes	18,328	23,701	(5,373)	(22.7)%
Net earnings	$50,337	$68,838	$(18,501)	(26.9)%
	.
Number of stores at end-of-period (including franchises) (b):
SBS	3,146	3,529	(383)
BSG	1,352	1,364	(12)
Consolidated	4,498	4,893	(395)
Comparable sales growth (decline):
SBS	3.0%	4.4%	(140)	bps
BSG	(1.5)%	8.6%	(1,010)	bps
Consolidated	1.1%	6.1%	(500)	bps

(a)	Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings.
(b)

Our December 31, 2022 store count was impacted by the closure of 327 SBS store and 14 BSG store from the Plan. See Note 11, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Results of Operations

The Three Months Ended December 31, 2022, compared to the Three Months Ended December 31, 2021

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$15,954
Sales outside comparable sales (a)	(16,220)
Foreign currency exchange	(11,792)
Total	$(12,058)
(a)	Includes stores opened for less than 14 months, net of stores closures, including stores closed under the Plan

The decrease in SBS’s net sales was driven by the negative impact from foreign exchange rates and the impact of store closures in the prior twelve months, including stores closed under the Plan, partially offset by an increase in our comparable sales. SBS’s comparable sales increase was driven by a growth in average ticket, primarily from inflationary impacts and pricing leverage, and partially offset by fewer transactions.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$(6,109)
Sales outside comparable sales (a)	(2,396)
Foreign currency exchange	(2,633)
Total	$(11,138)
(a)	Includes stores opened for less than 14 months, net of stores closures, including from the Plan

The decrease in BSG’s net sales was primarily due to lower comparable sales, the impact of closed stores and the negative impact from the Canadian foreign exchange rate. BSG’s comparable sales faced headwinds from elevated demand in the prior year from the easing of COVID-19 restrictions and the impacts of the current economic environment which resulted in fewer transactions, but was partially offset by growth in average ticket.

Gross Profit

SBS. SBS’s gross profit decreased for the three months ended December 31, 2022, as a result of lower net sales, partially offset by a higher gross margin. SBS’s gross margin grew as a result of pricing leverage and increased penetration of our owned-brand products.

BSG. BSG’s gross profit decreased for the three months ended December 31, 2022, as a result of lower net sales and a lower gross margin. BSG’s gross margin decline was driven by lower product margin resulting from an unfavorable sales channel mix between stores and lower-margin Regis e-commerce sales, partially offset by adjustments to our expected obsolescence reserve related to the Plan.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses decreased $3.2 million, or 1.4%, for the three months ended December 31, 2022 and included a favorable impact from foreign exchange rates of $4.6 million. As a percentage of SBS net sales, SG&A for the three months ended December 31, 2022 was 40.8% compared to 40.5% for the three months ended December 31, 2021. The increase as a percentage of sales was driven by deleveraging as a result of lower net sales.

BSG. BSG’s selling, general and administrative expenses increased $2.0 million, or 1.8%, for the three months ended December 31, 2022. As a percentage of BSG net sales, SG&A for the three months ended December 31, 2022 was 28.3% compared to 27.1% for the three months ended December 31, 2021. The increase as a percentage of sales was driven primarily by deleveraging as a result of lower net sales as well as increases in labor and personnel costs and depreciation expenses.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $6.5 million, or 14.4%, for the three months ended December 31, 2022, primarily due to increased labor and personnel costs of $4.6 million and information technology expense of $2.9 million.

Restructuring

For the three months ended December 31, 2022, we incurred $10.4 million in restructuring charges related to our Distribution Center Consolidation and Store Optimization Plan. For the three months ended December 31, 2021, restructuring charges in connection with our previously communicated Transformation Plan were immaterial. See Note 11, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Interest Expense

The decrease in interest expense is due to the interest savings from the repayment of our 8.75% Senior Notes due 2025 during fiscal year 2022, partially offset by higher interest expense on our variable rate debt resulting from the increase in borrowing rates and outstanding amounts under our ABL facility. See Note 9, Derivatives, in Item 1 of this quarterly report for more information on our interest rate caps used to help mitigate raising interest rates.

Provision for Income Taxes

The effective tax rates were 26.7% and 25.6%, for the three months ended December 31, 2022, and 2021, respectively. The increase in the effective tax rate was primarily due to the tax impact of share-based compensation which was detrimental in the current year quarter, but beneficial in the prior year quarter.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are from cash and cash equivalents, cash from operations and our ABL facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures, debt interest and principal payment. Additionally, under our share repurchase program, see below for more details, we will repurchase shares of our common stock on the open market to return value to our shareholders. At December 31, 2022, we had $440.8 million in our liquidity pool, which includes $417.7 million available for borrowings under our ABL facility and cash and cash equivalents of $99.1 million.

Working capital (current assets less current liabilities) increased $77.4 million, to $541.9 million at December 31, 2022, compared to $464.5 million at September 30, 2022. This increase was driven by higher inventory balances, resulting from inflationary cost increases and the impact of foreign exchange rates of $12.7 million, and an increase in cash and cash equivalents.

We anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations, and funds available under our ABL facility will be sufficient to fund our working capital and capital expenditure requirements over the next twelve months.

Cash Flows

	Three Months Ended December 31,
(in thousands)	2022	2021
Net cash provided (used) by operating activities	54,951	(5,685)
Net cash used by investing activities	(25,007)	(26,709)
Net cash used by financing activities	(5,992)	(70,185)

Net Cash Provided (Used) by Operating Activities

The change in net cash provided by operating activities for the three months ended December 31, 2022, compared to the net cash used by operating activities three months ended December 31, 2021, was driven by the timing of inventory purchases, primarily from the impact of global supply chain issues in the prior year. Additionally, it was driven by the timing of income taxes and a decrease in net sales.

Net Cash Used by Investing Activities

The decrease in net cash used by investing activities for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, was driven by fewer capital expenditures related to store improvements and information technology.

Net Cash Used by Financing Activities

The decrease in net cash used by financing activities for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, was a result of share repurchases in the prior year and lower cash proceeds from employees exercising equity awards.

Debt and Guarantor Financial Information

At December 31, 2022, we had $1,151.1 million in debt, not including capital leases, unamortized debt issuance costs and debt discounts, in the aggregate, of $3.7 million. Our debt consists of $680.0 million in 5.625% Senior Notes due 2025 (“2025 Senior Notes”) outstanding, $406.1 million remaining on our term loan and $65.0 million in outstanding borrowings under our ABL facility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, paying down other debt and share repurchases. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities. During the three months ended December 31, 2022, the weighted average interest rate on our borrowings under the ABL facility was 5.2%.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Guarantor Financial Information

Our 2025 Senior Notes were issued by our wholly-owned subsidiaries, Sally Holdings LLC and Sally Capital Inc. (the “Issuers”). The notes are unsecured debt instruments guaranteed by us and certain of our wholly-owned domestic subsidiaries (together, the “Guarantors”) and have certain restrictions on the ability to pay restrictive payments to Sally Beauty. The guarantees are joint and several, and full and unconditional. Certain other subsidiaries, including our foreign subsidiaries, do not serve as guarantors.

The following summarized consolidating financial information represents financial information for the Issuers and the Guarantors on a combined basis. All transactions and intercompany balances between these combined entities has been eliminated.

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of December 31, 2022, and September 30, 2022:

(in thousands)	December 31, 2022	September 30, 2022
Inventory	$742,642	$714,477
Intercompany receivable	$394	$—
Current assets	$882,858	$827,155
Total assets	$2,032,279	$1,982,982
Current liabilities	$550,883	$549,415
Intercompany payable	$—	$4,431
Total liabilities	$2,084,606	$2,085,169

The following table presents the summarized statement of earnings information for the Issuers and the Guarantors for three months ended December 31, 2022 (in thousands):

Net sales	$775,768
Gross profit	$399,794
Earnings before provision for income taxes	$52,383
Net Earnings	$38,413

Share Repurchase Programs

Under our current share repurchase program, we may from time-to-time repurchase our common stock on the open market. During the three months ended December 31, 2022, no shares were repurchased in connection with our share repurchase program. During three months ended December 31, 2021, we repurchased 3.7 million shares of our common stock for $75.0 million under our share repurchase program. See Note 5, Stockholders’ Equity, for more information about our share repurchase program.

Contractual Obligations

There have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2022.

Off-Balance Sheet Financing Arrangements

At December 31, 2022 and September 30, 2022, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions since September 30, 2022.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued that will have a material impact to our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. There have been no material changes to our market risks from September 30, 2022. See our disclosures about market risks contained in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2022, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in such Annual Report and herein are not the only risks facing our company.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, formatted in Inline XBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: February 2, 2023

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer