Form 10-Q
period 2023-03-31
Sally Beauty Holdings, Inc.
filed 2023-05-04
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2023

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

As of April 28, 2023, there were 107,554,671 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	March 31, 2023	September 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,620	$70,558
Trade accounts receivable, net	30,540	34,102
Accounts receivable, other	45,123	38,175
Inventory	1,023,656	936,374
Other current assets	48,072	53,192
Total current assets	1,209,011	1,132,401
Property and equipment, net of accumulated depreciation of $841,760 at March 31, 2023, and $820,811 at September 30, 2022	283,356	297,876
Operating lease assets	562,336	532,177
Goodwill	534,218	526,066
Intangible assets, excluding goodwill, net of accumulated amortization of $29,921 at March 31, 2023, and $26,794 at September 30, 2022	50,533	50,315
Other assets	35,660	38,032
Total assets	$2,675,114	$2,576,867
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$38,175	$68,658
Accounts payable	265,075	275,717
Accrued liabilities	168,187	161,065
Current operating lease liabilities	154,255	157,734
Income taxes payable	4,949	4,740
Total current liabilities	630,641	667,914
Long-term debt	1,065,439	1,083,043
Long-term operating lease liabilities	444,819	424,762
Other liabilities	22,044	22,427
Deferred income tax liabilities, net	86,283	85,085
Total liabilities	2,249,226	2,283,231
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 107,556 and 107,024 shares issued and 107,549 and 106,970 shares outstanding at March 31, 2023, and September 30, 2022, respectively	1,076	1,070
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	13,790	4,241
Accumulated earnings	531,370	440,172
Accumulated other comprehensive loss, net of tax	(120,348)	(151,847)
Total stockholders’ equity	425,888	293,636
Total liabilities and stockholders’ equity	$2,675,114	$2,576,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales	$918,712	$911,387	$1,875,767	$1,891,638
Cost of goods sold	450,373	446,055	918,854	926,177
Gross profit	468,339	465,332	956,913	965,461
Selling, general and administrative expenses	389,657	378,871	781,237	765,121
Restructuring	7,274	—	17,680	1,099
Operating earnings	71,408	86,461	157,996	199,241
Interest expense	16,685	19,896	34,608	40,137
Earnings before provision for income taxes	54,723	66,565	123,388	159,104
Provision for income taxes	13,862	19,757	32,190	43,458
Net earnings	$40,861	$46,808	$91,198	$115,646
Earnings per share:
Basic	$0.38	$0.43	$0.85	$1.05
Diluted	$0.37	$0.42	$0.83	$1.03
Weighted-average shares:
Basic	107,453	108,743	107,294	110,387
Diluted	109,706	110,540	109,499	112,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net earnings	$40,861	$46,808	$91,198	$115,646
Other comprehensive income (loss):
Foreign currency translation adjustments	9,445	(2,752)	35,386	(7,261)
Interest rate caps, net of tax	(2,163)	—	(1,960)	278
Foreign exchange contracts, net of tax	(1,017)	(324)	(1,927)	156
Other comprehensive income (loss), net of tax	6,265	(3,076)	31,499	(6,827)
Total comprehensive income	$47,126	$43,732	$122,697	$108,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2022	106,970	$1,070	$4,241	$440,172	$(151,847)	$293,636
Net earnings	—	—	—	50,337	—	50,337
Other comprehensive income	—	—	—	—	25,234	25,234
Share-based compensation	—	—	5,135	—	—	5,135
Stock issued for equity awards	404	4	78	—	—	82
Employee withholding taxes paid related to net share settlement	(90)	(1)	(1,125)	—	—	(1,126)
Balance at December 31, 2022	107,284	$1,073	$8,329	$490,509	$(126,613)	$373,298
Net earnings	—	—	—	40,861	—	40,861
Other comprehensive income	—	—	—	—	6,265	6,265
Share-based compensation	—	—	3,838	—	—	3,838
Stock issued for equity awards	266	3	1,638	—	—	1,641
Employee withholding taxes paid related to net share settlement	(1)	—	(15)	—	—	(15)
Balance at March 31, 2023	107,549	$1,076	$13,790	$531,370	$(120,348)	$425,888

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2021	112,913	$1,129	$17,286	$356,967	$(94,641)	$280,741
Net earnings	—	—	—	68,838	—	68,838
Other comprehensive loss	—	—	—	—	(3,751)	(3,751)
Share-based compensation	—	—	3,958	—	—	3,958
Stock issued for equity awards	795	8	7,364	—	—	7,372
Employee withholding taxes paid related to net share settlement	(56)	(1)	(1,136)	—	—	(1,137)
Repurchases and cancellations of common stock	(3,675)	(36)	(27,472)	(47,492)	—	(75,000)
Balance at December 31, 2021	109,977	$1,100	$—	$378,313	$(98,392)	$281,021
Net earnings	—	—	—	46,808	—	46,808
Other comprehensive loss	—	—	—	—	(3,076)	(3,076)
Share-based compensation	—	—	2,032	—	—	2,032
Stock issued for equity awards	111	1	423	—	—	424
Employee withholding taxes paid related to net share settlement	(1)	—	(15)	—	—	(15)
Repurchases and cancellations of common stock	(3,157)	(32)	(2,440)	(52,856)	—	(55,328)
Balance at March 31, 2022	106,930	$1,069	$—	$372,265	$(101,468)	$271,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net earnings	$91,198	$115,646
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	50,347	48,471
Share-based compensation expense	8,973	5,990
Amortization of deferred financing costs	1,311	1,865
Loss on early extinguishment of debt	601	—
Impairment of long-lived assets, including operating lease assets	1,765	—
Loss on disposal of equipment and other property	2	80
Deferred income taxes	862	6,507
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	4,632	3,800
Accounts receivable, other	(5,805)	2,108
Inventory	(68,355)	(95,468)
Other current assets	6,053	(6,273)
Other assets	2,201	1,979
Operating leases, net	(14,286)	3,657
Accounts payable and accrued liabilities	108	(70,217)
Income taxes payable	434	(8,393)
Other liabilities	(393)	(12,525)
Net cash provided (used) by operating activities	79,648	(2,773)
Cash Flows from Investing Activities:
Payments for property and equipment, net of proceeds	(42,181)	(44,109)
Acquisitions, net of cash acquired	—	(318)
Net cash used by investing activities	(42,181)	(44,427)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	853,000	—
Repayments of long-term debt	(898,093)	(2,841)
Payments for common stock repurchased	—	(130,328)
Proceeds from equity awards	1,723	7,796
Debt issuance costs	(4,726)	—
Employee withholding taxes paid related to net share settlement of equity awards	(1,141)	(1,151)
Net cash used by financing activities	(49,237)	(126,524)
Effect of foreign exchange rate changes on cash and cash equivalents	2,832	178
Net decrease in cash and cash equivalents	(8,938)	(173,546)
Cash and cash equivalents, beginning of period	70,558	400,959
Cash and cash equivalents, end of period	$61,620	$227,413
Supplemental Cash Flow Information:
Interest paid	$35,191	$37,809
Income taxes paid	$32,077	$56,701
Capital expenditures incurred but not paid	$5,466	$3,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial statements of Sally Beauty Holdings, Inc. and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of March 31, 2023, and September 30, 2022, our consolidated results of operations, consolidated comprehensive income and consolidated statements of stockholders’ equity for the three and six months ended March 31, 2023 and 2022 and our consolidated cash flows for the for the six months ended March 31, 2023 and 2022.

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

Changes to our contract liabilities, which are included in accrued liabilities in our condensed consolidated balance sheets, for the periods were as follows (in thousands):

	Six Months Ended March 31,
	2023	2022
Beginning Balance	$13,460	$16,744
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	9,327	6,214
Revenue recognized from beginning liability	(8,370)	(6,316)
Ending Balance	$14,417	$16,642

See Note 10, Segment Reporting, for additional information regarding the disaggregation of our sales revenue.

3.	Fair Value Measurements

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

Financial instruments measured at fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follow:

(in thousands)	Classification	Fair Value Hierarchy Level	March 31, 2023	September 30, 2022
Financial Assets:
Foreign exchange contracts
Non-designated cash flow hedges	Other current assets	Level 2	$327	$294
Interest rate caps	Other current assets	Level 2	—	3,860
Total assets			$327	$4,154
.
Financial Liabilities:
Foreign exchange contracts
Designated cash flow hedges	Accrued liabilities	Level 2	$2,300	$—
Non-designated cash flow hedges	Accrued liabilities	Level 2	1,887	79
Total liabilities			$4,187	$79

The fair value for interest rate caps and foreign exchange contracts were measured using widely accepted valuation techniques, such as discounted cash flow analyses and observable inputs, such as market interest rates and foreign exchange rates.

Other fair value disclosures

The carrying amounts of cash equivalents, trade and other accounts receivable and accounts payable and borrowing under our ABL facility approximate their respective fair values due to the short-term nature of these financial instruments. Carrying amounts and the related estimated fair value of our long-term debt, excluding finance lease obligations, debt issuance costs and original issue discounts, are as follows:

		March 31, 2023		September 30, 2022
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding capital leases
Senior notes	Level 1	$679,961	$668,062	$679,961	$639,163
Term loan B due 2024	Level 2	—	—	407,500	398,331
Term loan B due 2030	Level 2	400,000	398,500	—	—
Total long-term debt		$1,079,961	$1,066,562	$1,087,461	$1,037,494

The fair value of the term loan B was measured using quoted market prices for similar debt securities in active markets or widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates.

4.	Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors (“Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of its common stock, subject to certain limitations governed by our debt agreements. In July 2021, our Board approved a term extension of the share repurchase program for the four-year period ending September 30, 2025. As of March 31, 2023, we had authorization of approximately $595.8 million of additional potential share repurchases remaining under our share repurchase program. For the three and six months ended March 31, 2023, we did not repurchase shares under our share repurchase program. For the three and six months ended March 31, 2022, we repurchased 3.1 million and 6.8 million shares of common stock, respectively, at a total cost of $55.0 million and $130.3 million, respectively.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2022	$(153,128)	$1,960	$(679)	$(151,847)
Other comprehensive loss before reclassification, net of tax	35,386	817	(1,815)	34,388
Reclassification to net earnings, net of tax	—	(2,777)	(112)	(2,889)
Balance at March 31, 2023	$(117,742)	$—	$(2,606)	$(120,348)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.
5.	Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Weighted-average basic shares	107,453	108,743	107,294	110,387
Dilutive securities:
Stock option and stock award programs	2,253	1,797	2,205	1,820
Weighted-average diluted shares	109,706	110,540	109,499	112,207

Anti-dilutive options excluded from our computation of diluted shares	1,964	2,534	1,964	2,169

6.	Goodwill and Intangible Assets

During the three months ended March 31, 2023, we completed our annual assessments for impairment of goodwill and indefinite-lived intangible assets. For our goodwill testing, we performed a qualitative analysis and determined that there was no indication of impairment requiring further quantitative testing. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and intangible assets.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Intangible assets amortization expense	$866	$999	$1,875	$2,070

Additionally, during the six months ended March 31, 2023, the changes in goodwill and other intangibles included effects of foreign currency exchange rates of $8.2 million and $2.1 million, respectively.

7.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	September 30, 2022
Compensation and benefits	$66,868	$58,693
Deferred revenue	18,980	18,810
Rental obligations	12,766	10,701
Insurance reserves	6,111	5,742
Property and other taxes	3,022	4,161
Interest payable	13,699	13,445
Operating accruals and other	46,741	49,513
Total accrued liabilities	$168,187	$161,065

8.	Short-term Borrowings and Long-term Debt

At March 31, 2023, our ABL facility had $34.0 million in outstanding borrowings and $448.7 million available for borrowing, including the Canadian sub-facility, subject to borrowing base limitation, as reduced by outstanding letters of credit.

On February 28, 2023, we announced that our wholly-owned subsidiaries, Sally Holdings LLC (“Sally Holdings”) and Sally Capital, Inc. (“Sally Capital” and, together with Sally Holdings, the “Borrowers”), and certain of our other direct and indirect subsidiaries entered into a credit agreement with Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties thereto providing for a term loan B facility (“TLB 2030”) in an aggregate principal amount equal to $400.0 million, the net proceeds of which were used to repay an existing term loan B facility (“TLB 2024”). The TLB 2030 will bear interest at a floating rate equal to, at the Borrowers option, either the Adjusted Term SOFR Rate from time to time in effect plus 2.50% or an adjusted base rate plus 1.50%, payable quarterly on March 31, June 30, September 30 and December 31 of each year. The TLB 2030 matures on the earlier of (i) February 28, 2030 and (ii) the date that is 91 days prior to the stated maturity of the Borrowers’ 2025 Senior Unsecured Notes (the “2025 Senior Unsecured Notes”) unless all amounts exceeding $200.0 million of the 2025 Senior Unsecured Notes are refinanced or repaid according to certain conditions (the “Maturity Date”). The principal of the TLB 2030 is repayable in quarterly installments equal to 0.25% of the original principal amount of the TLB 2030, with a final installment equal to the entire remaining outstanding principal amount due on the Maturity Date. TLB 2030 was issued at a discount of 0.75% and we incurred $4.7 million in issuance costs; both of which are being amortized using the effective interest method.

The TLB 2030 is secured by a first-priority lien in and upon substantially all of the assets of the Company and its domestic subsidiaries other than the accounts, inventory (and the proceeds thereof) and other assets that secure Sally Holdings’ existing ABL facility on a first-priority basis (the “ABL Priority Collateral”). Additionally, the TLB 2030 is secured by a second-priority lien in and upon the ABL Priority Collateral. The TLB 2030 does not contain any financial maintenance covenants and is subject to a covenant package that is substantially consistent with the covenant package governing the 2025 Senior Unsecured Notes. The TLB 2030 is subject to customary asset sale mandatory prepayment provisions and excess cash flow mandatory prepayment provisions. The TLB 2030 is subject to a prepayment premium of 1.0% of the principal amount thereof upon any refinancing or amendment thereof that results in a reduced effective yield (subject to certain exceptions) within six months following the closing. Thereafter, the TLB 2030 may be prepaid without penalty or premium, other than customary breakage costs for prepayments that are made prior to the last date of an interest period.

The repayment of our TLB 2024, in the aggregate outstanding principal amount of $406.1 million, was made pursuant to the terms of the indenture dated February 28, 2017, at par plus interest accrued but unpaid up to, though not including, the repayment date. In connection with the repayment, we recognized a loss on the extinguishment of debt of $0.6 million within interest expense, which included the write-off of unamortized discount and deferred financing costs of $0.2 million and $0.4 million, respectively.

9.	Derivative Instruments and Hedging Activities

During the six months ended March 31, 2023, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 3, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. At March 31, 2023, we held forwards, which expire ratably through September 30, 2023, with a notional amount, based upon exchange rates at March 31, 2023, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$12,846
Euro	7,699
Canadian Dollar	6,284
Total	$26,829

Quarterly, the changes in fair value related to these foreign currency forwards are recorded into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold, based on inventory turns, in our condensed consolidated statements of earnings. For the three months ended March 31, 2023 and 2022, we recognized losses of $0.2 million and $0.1 million, respectively. For the six months ended March 31, 2023 and 2022, we recognized a gain of $0.1 million and a loss of $0.4 million, respectively. Based on March 31, 2023, valuations and exchange rates, we expect to reclassify losses of approximately $3.1 million into cost of goods sold over the next 12 months.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our TLB 2024. The interest rate caps were comprised of individual caplets that were expiring ratably through June 30, 2023, and were designated as cash flow hedges. Accordingly, the changes in fair value of the interest rate caps were recorded quarterly, net of income tax, and included in AOCL.

During the three months ended March 31, 2023, we early settled both interest rate caps due to the forecasted transactions being hedged no longer occurring as a result of the repayment of our TLB 2024. In connection with the early settlement, we received approximately $2.7 million, which represented the fair value at the time of settlement. Furthermore, we released the remaining AOCL balances related to the interest rate caps into interest expense. For the three months ended March 31, 2023, we recognized income of $2.8 million into interest expense on our condensed consolidated statements of earnings related to the caps. The effects of our interest rate caps on our condensed consolidated statements of earnings were not material for the three months ended March 31, 2022. For the six months ended March 31, 2023 and 2022, we recognized income of $2.8 million and expense of $0.4 million, respectively, into interest expense on our condensed consolidated statements of earnings related to the caps.

Non-Designated Derivative Instruments

We also use foreign exchange contracts to mitigate our exposure to exchange rate changes in connection with certain intercompany balances not permanently invested. At March 31, 2023, we held forwards, which expire on various dates in the first month of both the third and fourth fiscal quarters of fiscal year 2023, with a notional amount, based upon exchange rates at March 31, 2023, as follows (in thousands):

Notional Currency	Notional Amount
British Pound	$51,936
Canadian Dollar	13,491
Euro	21,173
Mexican Peso	26,175
Total	$112,775

We record changes in fair value and realized gains or losses related to these foreign currency forwards into selling, general and administrative expenses. For the three months ended March 31, 2023 and 2022, the effects of these foreign exchange contracts on our condensed consolidated financial statements were losses of $1.5 million and $0.2 million, respectively. For the six months ended March 31, 2023 and 2022, the effects of these foreign exchange contracts on our condensed consolidated financial statements were a loss of $1.1 million and a gain of $0.1 million, respectively.

10.	Segment Reporting

Segment data for the three and six months ended March 31, 2023 and 2022, is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net sales:
Sally Beauty Supply ("SBS")	$530,246	$525,785	$1,079,718	$1,087,315
Beauty Systems Group ("BSG")	388,466	385,602	796,049	804,323
Total	$918,712	$911,387	$1,875,767	$1,891,638
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$92,134	$80,940	$191,308	$181,563
BSG	37,260	46,008	86,907	104,554
Segment operating earnings	129,394	126,948	278,215	286,117
Unallocated expenses	50,712	40,487	102,539	85,777
Restructuring	7,274	—	17,680	1,099
Consolidated operating earnings	71,408	86,461	157,996	199,241
Interest expense	16,685	19,896	34,608	40,137
Earnings before provision for income taxes	$54,723	$66,565	$123,388	$159,104

Sales between segments, which are eliminated in consolidation, were not material during the three and six months ended March 31, 2023 and 2022.

Disaggregation of net sales by segment

The following tables disaggregate our segment revenues by merchandise category. We have reclassified certain prior year amounts within BSG to conform to current year presentation.

	Three Months Ended March 31,		Six Months Ended March 31,
SBS	2023	2022	2023	2022
Hair color	39.8%	38.1%	39.2%	37.4%
Hair care	24.3%	24.1%	23.9%	24.0%
Styling tools and supplies	17.9%	19.2%	18.7%	19.7%
Nail	10.0%	10.6%	10.2%	10.5%
Skin and cosmetics	7.5%	7.4%	7.4%	7.7%
Other beauty items	0.5%	0.6%	0.6%	0.7%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2023	2022	2023	2022
Hair care	42.0%	43.1%	42.8%	43.3%
Hair color	40.6%	39.5%	39.4%	38.9%
Styling tools and supplies	10.8%	11.2%	10.8%	11.3%
Skin and cosmetics	3.7%	3.5%	4.1%	3.9%
Nail	2.7%	2.3%	2.7%	2.2%
Other beauty items	0.2%	0.4%	0.2%	0.4%
Total	100.0%	100.0%	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended March 31,		Six Months Ended March 31,
SBS	2023	2022	2023	2022
Company-operated stores	93.6%	93.7%	93.6%	94.0%
E-commerce	6.4%	6.3%	6.4%	6.0%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2023	2022	2023	2022
Company-operated stores	67.5%	66.6%	66.9%	67.1%
E-commerce	13.7%	12.4%	13.7%	12.0%
Distributor sales consultants	11.4%	14.0%	12.0%	13.8%
Franchise stores	7.4%	7.0%	7.4%	7.1%
Total	100.0%	100.0%	100.0%	100.0%

11.	Restructuring

Restructuring expenses, included in Cost of Goods Sold (“COGS”) and Restructuring for the three and six months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Included in COGS (a)
Distribution Center Consolidation and Store Optimization Plan	$(2,362)	$—	$(5,042)	$—

Included in Restructuring (b)
Distribution Center Consolidation and Store Optimization Plan	$7,274	$—	$17,680	$—
Transformation Plan	—	—	—	1,099
Total in Restructuring	7,274	—	17,680	1,099
Total Restructuring Expenses	$4,912	$—	$12,638	$1,099
(a)	Amounts included within COGS are related to adjustments to our expected obsolescence reserve related to the Plan (as defined below).
(b)	Amounts included within Restructuring for the current year are related to stores and distribution centers closed during the period in accordance with the Plan (as defined below).

Distribution Center Consolidation and Store Optimization Plan

In the fourth quarter of fiscal year 2022, our Board approved the Distribution Center Consolidation and Store Optimization Plan (“the Plan”) authorizing the closure of 330 SBS stores and 35 BSG stores, and the closure of two BSG distribution centers in Clackamas, Oregon and Pottsville, Pennsylvania.

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

As of March 31, 2023, we have closed 329 SBS stores and 28 BSG stores as part of the Plan and closed the two BSG distributions centers. The Plan will continue to be executed throughout fiscal year 2023 and into the first half of fiscal year 2024, and therefore it may include future charges related to store closures such as exit costs, lease negotiation penalties, termination benefits and adjustments to estimates.

The liability related to the Plan, which is included in accounts payable and accrued liabilities on our consolidated balance sheets, is as follows:

(in thousands)	Liability at September 30, 2022	SBS Expense	BSG Expense	Cash Payments	Non-Cash Amounts	Liability at March 31, 2023
Closing costs - leases (a)	$—	$7,389	$1,307	$(5,463)	$(1,043)	$2,190
Closing costs - payroll expenses (b)	—	1,540	979	(2,458)	—	61
Impairment - property and equipment (c)	—	1,276	193	—	(1,469)	—
Inventory transfer costs	—	1,158	322	(1,372)	—	108
Impairment - operating lease assets (c)	—	350	244	—	(594)	—
Other closure costs (d)	1,291	2,978	(56)	(2,659)	—	1,554
Total	$1,291	$14,691	$2,989	$(11,952)	$(3,106)	$3,913
(a)	Lease-related closing costs include contract terminations costs, repairs, maintenance, and other rental obligations associated with closing stores.
(b)	Payroll-related closing costs include one-time termination benefits related to the closure of our distribution centers as well as other payroll expenses associated with closing stores.
(c)	Remaining carrying value for the long-lived assets, including operating lease assets, were not material and approximate their fair value.
(d)	Other closure costs predominantly consist of exit costs associated with shutting down of operations at various locations.

12.	Subsequent Event

In April 2023, we entered into an interest rate swap transaction to help mitigate the risk of our floating rate debt. The notional amount of the swap is $200 million with an effective date of April 28, 2023 and a termination date of April 30, 2026. Under the terms of the swap, we will pay a fixed rate of interest of 3.705% and will receive a floating rate of interest equal to one-month SOFR. The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. To the extent the floating rate of interest exceeds the fixed rate of interest, we will receive net interest settlements, which will be recorded as a reduction to interest expense. If the fixed rate of interest exceeds the floating rate of interest, we will be required to pay net settlements to the counterparty and will record those net payments in interest expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty for the periods covered by this Quarterly Report. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, including the Risk Factors sections therein, and information contained elsewhere in this Quarterly Report, including the condensed consolidated interim financial statements and notes to those financial statements.

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

Enhancing our customer centricity

During the fiscal year, SBS launched its first Studio by Sally pilot store in Denton, Texas and has identified other locations for its additional pilot stores expected to open this fiscal year. The Studio by Sally pilot store program will have a digital-first focus, from digital check-in to digital education throughout the store and beyond, including personalized appointments at our in-store salons with licensed stylists who will train and educate consumers on how to personally achieve their desired results. We believe that we will be able to expand the Studio by Sally concept to 100 locations throughout the U.S. over the next three to four fiscal years if successful.

Additionally, earlier this fiscal year, BSG launched a new strategic partnership with Salon HQ to help its professional stylist customers grow their business. Salon HQ is a customizable digital storefront platform that gives stylists the ability to curate a product selection from thousands of BSG merchandise choices, and enables their clients to purchase directly from their shops without the stylists having to finance and carry inventory.

Growing high margin owned brands at Sally Beauty and amplifying innovation

We believe growing our SBS owned brands, through innovation and marketing, will provide improved margins, strengthen our long-term relationships with existing customers and help attract new customers. During the fiscal year, we have invested more into marketing of our owned brands and launched the first and second phases of our new owned branded vegan hair repair product line – bondbar – that’s SLS/SLES-free, paraben-free, phthalate-free and cruelty-free. These initiatives delivered an increase in our owned brands sales penetration, resulting in increased SBS profit margins.

Furthermore during the second quarter, some of our BSG vendors began launching new and exciting product lines, including Paul Mitchell’s new permanent hair color line for gray coverage – the color 10 – that is a formulated using sustainably sourced beeswax, and Wella’s new hair care line – Ultimate Repair – which helps nourish and repair damaged hair. We are thrilled to be able to provide these new innovative products to salons and stylists, and look forward to providing more of our BSG vendor’s new innovative products in our third quarter.

Increasing the efficiency of our operations and optimizing our capabilities

At the end of fiscal year 2022, we announced our plan to close 330 SBS stores, 35 BSG stores and two BSG distribution centers. Based on our strategic evaluation, we believe that we will able to recapture approximately half of the demand of closed stores in other nearby store locations and improve overall profitability. During the first quarter, we completed the closure of our two BSG distributions centers and the majority of our planned store closures. Additionally, we have re-optimized our store supply chain network based on our new store fleet. As of March 31, 2023, we have closed 329 SBS stores and 28 BSG stores as part of the Plan and are currently meeting our sales recapture expectations.

See Note 11, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Financial Summary for the Three Months Ended March 31, 2023

•

Consolidated net sales for the three months ended March 31, 2023, increased $7.3 million, or 0.8%, to $918.7 million, compared to the three months ended March 31, 2022. Consolidated net sales included a negative impact from changes in foreign currency exchange rates of $7.0 million;

•	Consolidated comparable sales increased 5.7% for the three months ended March 31, 2023;

•

Consolidated gross profit for the three months ended March 31, 2023, increased $3.0 million, or 0.6%, to $468.3 million, compared to the three months ended March 31, 2022. Consolidated gross margin decreased 10 bps to 51.0% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022;

•

Consolidated operating earnings for the three months ended March 31, 2023, decreased $15.1 million, or 17.4%, to $71.4 million, compared to the three months ended March 31, 2022. Operating margin decreased 170 bps to 7.8% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022;

•	For the three months ended March 31, 2023, our consolidated net earnings decreased $5.9 million, or 12.7%, to $40.9 million, compared to the three months ended March 31, 2022;
•	For the three months ended March 31, 2023, our diluted earnings per share was $0.37 compared to $0.42 for the three months ended March 31, 2022;
•	Cash provided by operations was $24.7 million for the three months ended March 31, 2023, compared to $2.9 million for the three months ended March 31, 2022; and
•

On February 28, 2023, we entered into a seven-year term loan B facility agreement, with an aggregate principal amount equal to $400.0 million, and used the funds to repay our previously existing term loan B facility.

Trends Impacting Our Business

Global inflationary pressures continue to influence consumer and stylist behavior along with the cost for products and services. In the U.S. and Canada, we are seeing our SBS customers color their hair less frequently and reduce the size of their basket when they shop with us, while at BSG we are seeing stylists purchasing closer to the time they use products. Additionally, inflationary pressures have impacted wages, especially among retail and hourly employees, as we have experienced an increase in our labor costs in order to attract and retain associates. During the current year, these headwinds have resulted in lower traffic and conversion in our business and increases in certain operating costs. We continue to monitor these challenges and implement measures to help mitigate their impacts, including managing our inventory levels to reduce out-of-stock items, adjusting our promotional activities, optimizing our store base and expanding our partnerships with delivery service providers. Although these initiatives have helped mitigate ongoing macro-headwinds, we cannot reasonably predict the long-term effects of inflation.

Furthermore, in a measure to curb inflation, the U.S. Federal Reserve has increased the federal funds effective rate. In turn, these increases have raised the cost of debt borrowings. We currently have $434.0 million in variable rate debt outstanding and future increases in the federal funds effective rate could have a material adverse impact to our cost of borrowing, including any future changes in our debt structure.

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

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Net sales:
SBS	$530,246	$525,785	$4,461	0.8%	$1,079,718	$1,087,315	$(7,597)	(0.7)%
BSG	388,466	385,602	2,864	0.7%	796,049	804,323	(8,274)	(1.0)%
Consolidated	$918,712	$911,387	$7,325	0.8%	$1,875,767	$1,891,638	$(15,871)	(0.8)%

Gross profit:
SBS	$317,117	$309,262	$7,855	2.5%	$640,592	$637,434	$3,158	0.5%
BSG	151,222	156,070	(4,848)	(3.1)%	316,321	328,027	(11,706)	(3.6)%
Consolidated	$468,339	$465,332	$3,007	0.6%	$956,913	$965,461	$(8,548)	(0.9)%

Segment gross margin:
SBS	59.8%	58.8%	100	bps	59.3%	58.6%	70	bps
BSG	38.9%	40.5%	(160)	bps	39.7%	40.8%	(110)	bps
Consolidated	51.0%	51.1%	(10)	bps	51.0%	51.0%	—	bps

Net earnings:
Segment operating earnings:
SBS	$92,134	$80,940	$11,194	13.8%	$191,308	$181,563	$9,745	5.4%
BSG	37,260	46,008	(8,748)	(19.0)%	86,907	104,554	(17,647)	(16.9)%
Segment operating earnings	129,394	126,948	2,446	1.9%	278,215	286,117	(7,902)	(2.8)%
Unallocated expenses and restructuring (a)	57,986	40,487	17,499	43.2%	120,219	86,876	33,343	38.4%
Consolidated operating earnings	71,408	86,461	(15,053)	(17.4)%	157,996	199,241	(41,245)	(20.7)%
Interest expense	16,685	19,896	(3,211)	(16.1)%	34,608	40,137	(5,529)	(13.8)%
Earnings before provision for income taxes	54,723	66,565	(11,842)	(17.8)%	123,388	159,104	(35,716)	(22.4)%
Provision for income taxes	13,862	19,757	(5,895)	(29.8)%	32,190	43,458	(11,268)	(25.9)%
Net earnings	$40,861	$46,808	$(5,947)	(12.7)%	$91,198	$115,646	$(24,448)	(21.1)%
	.
Number of stores at end-of-period (including franchises) (b):
SBS					3,143	3,499	(356)	(10.2)%
BSG					1,341	1,363	(22)	(1.6)%
Consolidated					4,484	4,862	(378)	(7.8)%
Comparable sales growth (decline):
SBS	9.1%	(0.5)%	960	bps	6.0%	2.0%	400	bps
BSG	1.3%	1.3%	—	bps	(0.2)%	4.9%	(510)	bps
Consolidated	5.7%	0.2%	550	bps	3.3%	3.2%	10	bps

(a)	Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings.
(b)	Our March 31, 2023 store count was impacted by store closure in connection with the Plan. See Note 11, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Results of Operations

The Three Months Ended March 31, 2023, compared to the Three Months Ended March 31, 2022

Net Sales

SBS. The increase in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$43,868
Sales outside comparable sales (a)	(34,456)
Foreign currency exchange	(4,951)
Total	$4,461
(a)	Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months

The increase in SBS’s comparable sales was a result of a growth in our average unit retail, primarily from inflationary impacts and pricing leverage, and an increase in transactions, driven by recapturing approximately half of the sales from stores closed in connection with the Plan and the lapping of the prior year’s impact from Omicron and supply chain challenges.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$4,769
Sales outside comparable sales (a)	171
Foreign currency exchange	(2,076)
Total	$2,864
(a)	Includes stores opened for less than 14 months, net of stores closures, including stores closed under the Plan

BSG’s comparable sales reflected the lapping of the prior year’s impact from supply challenges and Omicron, partially offset by the impacts of the current economic environment on stylist shopping behaviors. These impacts resulted in an increase in our average unit retail and fewer units per transaction.

Gross Profit

SBS. SBS’s gross profit increased for the three months ended March 31, 2023, as a result of an increase in net sales and a higher gross margin. SBS’s gross margin grew as a result of pricing leverage, increased penetration of our owned brand products and adjustments to our expected obsolescence reserve related to the Plan.

BSG. BSG’s gross profit decreased for the three months ended March 31, 2023, as a result of a lower gross margin, partially offset by an increase in net sales. BSG’s gross margin decline was driven by lower product margin resulting from an unfavorable sales channel mix, between stores and lower-margin Regis e-commerce sales, and a shift in some distribution center costs from selling, general and administrative expenses into gross margin.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses decreased $3.3 million, or 1.5%, for the three months ended March 31, 2023 and included a favorable impact from foreign exchange rates of $2.2 million. As a percentage of SBS net sales, SG&A for the three months ended March 31, 2023 was 42.4% compared to 43.4% for the three months ended March 31, 2022. The decrease as a percentage of sales was primarily driven by cost savings from the closure of stores as part of the Plan, partially offset by increased labor and personnel costs and higher advertising expense.

BSG. BSG’s selling, general and administrative expenses increased $3.9 million, or 3.5%, for the three months ended March 31, 2023. As a percentage of BSG net sales, SG&A for the three months ended March 31, 2023 was 29.3% compared to 28.5% for the three months ended March 31, 2022. The increase as a percentage of sales was driven primarily by increases in labor and personnel costs.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $10.2 million, or 25.3%, for the three months ended March 31, 2023, primarily due to increased labor and personnel costs and information technology expense.

Restructuring

For the three months ended March 31, 2023, we incurred $7.3 million in restructuring charges related to our Distribution Center Consolidation and Store Optimization Plan. See Note 11, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Interest Expense

The decrease in interest expense is due to the interest savings from the repayment of our 8.75% Senior Notes due 2025 in fiscal year 2022, partially offset by higher interest expense on our variable rate debt resulting from the increase in borrowing rates and outstanding amounts under our ABL facility. Additionally, we released the $2.2 million in net gains held in AOCL related to our interest rate caps due to the early settlement of the derivatives driven by the repayment of our TLB 2024.

Provision for Income Taxes

The effective tax rates were 25.3% and 29.7%, for the three months ended March 31, 2023, and 2022, respectively. The decrease in the effective tax rate was primarily due to the tax impact of share-based compensation which was beneficial this quarter, but detrimental in the prior year quarter, and greater losses in the prior year quarter for which a tax benefit could not be recognized.

The Six Months Ended March 31, 2023, compared to the Six Months Ended March 31, 2022

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$59,822
Sales outside comparable sales (a)	(50,676)
Foreign currency exchange	(16,743)
Total	$(7,597)
(a)	Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months

SBS’s comparable sales increase was driven by a growth in our average unit retail, primarily from inflationary impacts, pricing leverage and the lapping of Omicron and supply chain challenges. Comparable sales were also positively impacted by recapturing of approximately half of the sales from stores closed in connection with the Plan.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$(1,340)
Sales outside comparable sales (a)	(2,225)
Foreign currency exchange	(4,709)
Total	$(8,274)
(a)	Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months

BSG’s comparable sales faced headwinds from elevated demand in the prior year from the easing of COVID-19 restrictions and the impacts of the current economic environment which resulted in fewer transactions and units per transaction, partially offset by an increase in our average unit retail.

Gross Profit

SBS. SBS’s gross profit increased for the six months ended March 31, 2023, as a result of a higher gross margin, partially offset by lower net sales. SBS’s gross margin grew as a result of pricing leverage, increased penetration of our owned brand products and adjustments to our expected obsolescence reserve related to the Plan.

BSG. BSG’s gross profit decreased for the six months ended March 31, 2023, as a result of lower net sales and a lower gross margin. BSG’s gross margin decline was driven by lower product margin resulting from an unfavorable sales channel mix, between stores and lower-margin Regis e-commerce sales, and a shift in some distribution center costs from selling, general and administrative expenses into gross margin, partially offset by adjustments to our expected obsolescence reserve related to the Plan.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses decreased $6.6 million, or 1.4%, for the six months ended March 31, 2023 and included a favorable impact from foreign exchange rates of $6.8 million. As a percentage of SBS net sales, SG&A for the six months ended March 31, 2023 was 41.6% compared to 41.9% for the six months ended March 31, 2022. The decrease as a percentage of sales was primarily driven by cost savings from the closure of stores in connection with the Plan, partially offset by an increase in labor and personnel costs.

BSG. BSG’s selling, general and administrative expenses increased $5.9 million, or 2.7%, for the six months ended March 31, 2023. As a percentage of BSG net sales, SG&A for the six months ended March 31, 2023 was 28.8% compared to 27.8% for the six months ended March 31, 2022. The increase as a percentage of sales was driven primarily by deleveraging as a result of lower net sales as well as increases in labor and personnel costs.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $16.8 million, or 19.5%, for the six months ended March 31, 2023, primarily due to increased labor and personnel costs and information technology expenses.

Restructuring

For the six months ended March 31, 2023, we incurred $17.7 million in restructuring charges related to the Plan. For the six months ended March 31, 2022, restructuring charges in connection with our prior transformation plan were immaterial. See Note 11, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Interest Expense

The decrease in interest expense is due to interest savings from the repayment of our 8.75% Senior Notes due 2025 in fiscal year 2022, partially offset by higher interest expense on our variable rate debt resulting from the increase in borrowing rates and outstanding amounts under our ABL facility. Additionally, we released the $2.2 million in net gains held in AOCL related to our interest rate caps due to the early settlement of the derivatives driven by the repayment of our TLB 2024 in our second fiscal quarter.

Provision for Income Taxes

The effective tax rates were 26.1% and 27.3%, for the six months ended March 31, 2023, and 2022, respectively. The decrease in the effective tax rate was primarily due to greater losses in the prior year for which a tax benefit could not be recognized.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are from cash and cash equivalents, cash from operations and our ABL facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures, debt interest and principal payment. Additionally, under our share repurchase program, see below for more details, we will from time-to-time repurchase shares of our common stock on the open market to return value to our shareholders. At March 31, 2023, we had $510.3 million in our liquidity pool, which includes $448.7 million available for borrowings under our ABL facility and cash and cash equivalents of $61.6 million.

Working capital (current assets less current liabilities) increased $113.9 million, to $578.4 million at March 31, 2023, compared to $464.5 million at September 30, 2022. This increase was driven by higher inventory balances, resulting from inflationary cost increases and the impact of foreign exchange rates of $21.7 million, and a decrease in borrowing outstanding under our ABL facility.

We anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations, and funds available under our ABL facility will be sufficient to fund our working capital and capital expenditure requirements over the next twelve months.

Cash Flows

	Six Months Ended March 31,
(in thousands)	2023	2022
Net cash provided (used) by operating activities	$79,648	$(2,773)
Net cash used by investing activities	(42,181)	(44,427)
Net cash used by financing activities	(49,237)	(126,524)

Net Cash Provided (Used) by Operating Activities

The change in net cash provided by operating activities for the six months ended March 31, 2023, compared to the net cash used by operating activities for the six months ended March 31, 2022, was driven by the timing of inventory purchases and vendor payments, primarily from the impact of global supply chain issues in the prior year, and the decrease in net sales.

Net Cash Used by Investing Activities

The decrease in net cash used by investing activities for the six months ended March 31, 2023, compared to the six months ended March 31, 2022, was driven by fewer capital expenditures related to store improvements and information technology.

Net Cash Used by Financing Activities

The decrease in net cash used by financing activities for the six months ended March 31, 2023, compared to the six months ended March 31, 2022, was primarily a result of no share repurchases in the current year and the net reduction in our outstanding debt principal.

Debt and Guarantor Financial Information

On February 28, 2023, we entered into a seven-year term loan facility agreement in the aggregate principal amount of $400.0 million and used the proceeds to subsequently repay our previously existing term loan facility. See Note 8, Short-term Borrowings and Long-term Debt, in Item 1 of this quarterly report for more information.

At March 31, 2023, we had $1,114.0 million in outstanding debt, not including capital leases, unamortized debt issuance costs and debt discounts, in the aggregate, of $10.7 million. Our debt consists of $680.0 million in 2025 Senior Notes outstanding, $400.0 million remaining on our term loan and $34.0 million in outstanding borrowings under our ABL facility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, paying down other debt and share repurchases. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities. During the six months ended March 31, 2023, the weighted average interest rate on our borrowings under the ABL facility was 5.5%.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Guarantor Financial Information

Our 2025 Senior Notes were issued by our wholly-owned subsidiaries, Sally Holdings LLC and Sally Capital Inc. (the “Issuers”). The notes are unsecured debt instruments guaranteed by us and certain of our wholly-owned domestic subsidiaries (together, the “Guarantors”) and have certain restrictions on the ability of our subsidiaries to make certain restrictive payments to Sally Beauty. The guarantees are joint and several, and full and unconditional. Certain other subsidiaries, including our foreign subsidiaries, do not serve as guarantors.

The following summarized consolidating financial information represents financial information for the Issuers and the Guarantors on a combined basis. All transactions and intercompany balances between these combined entities has been eliminated.

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of March 31, 2023, and September 30, 2022:

(in thousands)	March 31, 2023	September 30, 2022
Inventory	$768,531	$714,477
Intercompany receivable	$5,287	$—
Current assets	$879,479	$827,155
Total assets	$2,032,568	$1,982,982
Current liabilities	$517,349	$549,415
Intercompany payable	$—	$4,431
Total liabilities	$2,046,853	$2,085,169

The following table presents the summarized statement of earnings information for the Issuers and the Guarantors for six months ended March 31, 2023 (in thousands):

Net sales	$1,523,975
Gross profit	$784,446
Earnings before provision for income taxes	$96,854
Net Earnings	$72,906

Share Repurchase Programs

Under our current share repurchase program, we may from time-to-time repurchase our common stock on the open market. During the six months ended March 31, 2023, no shares were repurchased in connection with our share repurchase program. During the six months ended March 31, 2022, we repurchased 6.8 million shares of our common stock for $130.3 million under our share repurchase program. See Note 4, Stockholders’ Equity, for more information about our share repurchase program.

Contractual Obligations

Other than the repayment of our TLB 2024 and entering into the TLB 2030 as discussed above, there have been no material changes outside the ordinary course of our business in any of our contractual obligations since September 30, 2022.

Off-Balance Sheet Financing Arrangements

At March 31, 2023 and September 30, 2022, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions since September 30, 2022.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued that will have a material impact to our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. Since September 30, 2022, the only material change in our market risks relates to interest rate risks resulting from the early settlement of our interest rate caps which previously helped mitigate our exposure to interest rates changes on our prior term loan B. In April 2023, we entered into an interest rate swap. See Note 12, Subsequent Event, for more information. At March 31, 2023, we had $434.0 million in outstanding floating interest rate debt, and a 1.0 percentage point interest rate increase would negatively impact our annual interest expense and cash flows by $4.3 million.

See our disclosures about market risks contained in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 4.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.   Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2023, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

10.1

Credit Agreement, dated as of February 28, 2023, by and among Sally Holdings LLC, Sally Capital, Inc., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023

22	List of Subsidiary Guarantors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Denise Paulonis*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Denise Paulonis*

32.2	Section 1350 Certification of Marlo M. Cormier*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, formatted in Inline XBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 4, 2023

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer