Form 10-Q
period 2023-06-30
Sally Beauty Holdings, Inc.
filed 2023-08-03
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2023

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

(940) 898-7500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report): N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	SBH	The New York Stock Exchange

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

As of July 28, 2023, there were 107,769,553 shares of the issuer’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	June 30, 2023	September 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,337	$70,558
Trade accounts receivable, net	32,888	34,102
Accounts receivable, other	44,870	38,175
Inventory	996,404	936,374
Other current assets	50,897	53,192
Total current assets	1,199,396	1,132,401
Property and equipment, net of accumulated depreciation of $864,429 at June 30, 2023, and $820,811 at September 30, 2022	281,181	297,876
Operating lease assets	569,103	532,177
Goodwill	535,282	526,066
Intangible assets, excluding goodwill, net of accumulated amortization of $30,378 at June 30, 2023, and $26,794 at September 30, 2022	49,927	50,315
Other assets	40,516	38,032
Total assets	$2,675,405	$2,576,867
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$20,176	$68,658
Accounts payable	243,976	275,717
Accrued liabilities	140,391	161,065
Current operating lease liabilities	154,749	157,734
Income taxes payable	6,345	4,740
Total current liabilities	565,637	667,914
Long-term debt	1,064,908	1,083,043
Long-term operating lease liabilities	450,656	424,762
Other liabilities	22,431	22,427
Deferred income tax liabilities, net	84,061	85,085
Total liabilities	2,187,693	2,283,231
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 107,564 and 107,024 shares issued and 107,564 and 106,970 shares outstanding at June 30, 2023, and September 30, 2022, respectively	1,076	1,070
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	17,421	4,241
Accumulated earnings	582,191	440,172
Accumulated other comprehensive loss, net of tax	(112,976)	(151,847)
Total stockholders’ equity	487,712	293,636
Total liabilities and stockholders’ equity	$2,675,405	$2,576,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$931,008	$961,467	$2,806,775	$2,853,105
Cost of goods sold	456,303	471,259	1,375,157	1,397,436
Gross profit	474,705	490,208	1,431,618	1,455,669
Selling, general and administrative expenses	384,183	390,961	1,165,420	1,156,082
Restructuring	397	44	18,077	1,143
Operating earnings	90,125	99,203	248,121	298,444
Interest expense	18,654	35,977	53,262	76,113
Earnings before provision for income taxes	71,471	63,226	194,859	222,331
Provision for income taxes	20,650	16,659	52,840	60,117
Net earnings	$50,821	$46,567	$142,019	$162,214
Earnings per share:
Basic	$0.47	$0.44	$1.32	$1.48
Diluted	$0.46	$0.43	$1.30	$1.46
Weighted-average shares:
Basic	107,560	106,940	107,383	109,238
Diluted	109,668	108,526	109,519	110,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net earnings	$50,821	$46,567	$142,019	$162,214
Other comprehensive income (loss):
Foreign currency translation adjustments	4,576	(27,384)	39,962	(34,645)
Interest rate swap, net of tax	2,806	—	2,806	—
Interest rate caps, net of tax	—	2,050	(1,960)	2,328
Foreign exchange contracts, net of tax	(10)	432	(1,937)	588
Other comprehensive income (loss), net of tax	7,372	(24,902)	38,871	(31,729)
Total comprehensive income	$58,193	$21,665	$180,890	$130,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2022	106,970	$1,070	$4,241	$440,172	$(151,847)	$293,636
Net earnings	—	—	—	50,337	—	50,337
Other comprehensive income	—	—	—	—	25,234	25,234
Share-based compensation	—	—	5,135	—	—	5,135
Stock issued for equity awards	404	4	78	—	—	82
Employee withholding taxes paid related to net share settlement	(90)	(1)	(1,125)	—	—	(1,126)
Balance at December 31, 2022	107,284	$1,073	$8,329	$490,509	$(126,613)	$373,298
Net earnings	—	—	—	40,861	—	40,861
Other comprehensive income	—	—	—	—	6,265	6,265
Share-based compensation	—	—	3,838	—	—	3,838
Stock issued for equity awards	266	3	1,638	—	—	1,641
Employee withholding taxes paid related to net share settlement	(1)	—	(15)	—	—	(15)
Balance at March 31, 2023	107,549	$1,076	$13,790	$531,370	$(120,348)	$425,888
Net earnings	—	—	—	50,821	—	50,821
Other comprehensive income	—	—	—	—	7,372	7,372
Share-based compensation	—	—	3,550	—	—	3,550
Stock issued for equity awards	15	—	81	—	—	81
Balance at June 30, 2023	107,564	$1,076	$17,421	$582,191	$(112,976)	$487,712

									Accumulated
					Additional				Other		Total
	Common Stock				Paid-in		Accumulated		Comprehensive		Stockholders’
	Shares		Amount		Capital		Earnings		Loss		Equity
Balance at September 30, 2021	112,913		$1,129		$17,286		$356,967		$(94,641)		$280,741
Net earnings	—		—		—		68,838		—		68,838
Other comprehensive loss	—		—		—		—		(3,751)		(3,751)
Share-based compensation	—		—		3,958		—		—		3,958
Stock issued for equity awards	795		8		7,364		—		—		7,372
Employee withholding taxes paid related to net share settlement	(56)		(1)		(1,136)		—		—		(1,137)
Repurchases and cancellations of common stock	(3,675)		(36)		(27,472)		(47,492)		—		(75,000)
Balance at December 31, 2021	109,977		$1,100		$—		$378,313		$(98,392)		$281,021
Net earnings	—	—	—	—	—	—	46,808	—	—	—	46,808
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,076)	—	(3,076)
Share-based compensation	—	—	—	—	2,032	—	—	—	—	—	2,032
Stock issued for equity awards	111	—	1	—	423	—	—	—	—	—	424
Employee withholding taxes paid related to net share settlement	(1)		—		(15)		—		—		(15)
Repurchases and cancellations of common stock	(3,157)		(32)		(2,440)		(52,856)		—		(55,328)
Balance at March 31, 2022	106,930		$1,069		$—		$372,265		$(101,468)		$271,866
Net earnings	—	—	—	—	—	—	46,567	—	—	—	46,567
Other comprehensive loss	—	—	—	—	—	—	—	—	(24,902)	—	(24,902)
Share-based compensation	—	—	—	—	2,113	—	—	—	—	—	2,113
Stock issued for stock options	35	—	1	—	253	—	—	—	—	—	254
Repurchases and cancellations of common stock	(2)		—		(27)		—		—		(27)
Balance at June 30, 2022	106,963		$1,070		$2,339		$418,832		$(126,370)		$295,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net earnings	$142,019	$162,214
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	75,773	73,361
Share-based compensation expense	12,523	8,103
Amortization of deferred financing costs	1,998	2,702
Loss on early extinguishment of debt	601	16,439
Impairment of long-lived assets, including operating lease assets	2,070	—
Loss on disposal of equipment and other property	3	57
Deferred income taxes	(1,168)	7,702
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	2,364	243
Accounts receivable, other	(5,307)	(3,034)
Inventory	(37,310)	(160,194)
Other current assets	3,323	(15,577)
Other assets	286	3,547
Operating leases, net	(14,762)	8,448
Accounts payable and accrued liabilities	(51,581)	(34,349)
Income taxes payable	1,959	(8,169)
Other liabilities	(20)	(12,266)
Net cash provided by operating activities	132,771	49,227
Cash Flows from Investing Activities:
Payments for property and equipment, net of proceeds	(63,796)	(67,234)
Acquisitions, net of cash acquired	—	(665)
Net cash used by investing activities	(63,796)	(67,899)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,069,000	283,003
Repayments of long-term debt	(1,133,134)	(433,383)
Debt issuance costs	(4,788)	—
Proceeds from equity awards	1,804	8,050
Payments for common stock repurchased	—	(130,328)
Employee withholding taxes paid related to net share settlement of equity awards	(1,141)	(1,179)
Net cash used by financing activities	(68,259)	(273,837)
Effect of foreign exchange rate changes on cash and cash equivalents	3,063	(7,132)
Net increase (decrease) in cash and cash equivalents	3,779	(299,641)
Cash and cash equivalents, beginning of period	70,558	400,959
Cash and cash equivalents, end of period	$74,337	$101,318
Supplemental Cash Flow Information:
Interest paid	$63,455	$75,660
Income taxes paid	$52,123	$73,862
Capital expenditures incurred but not paid	$6,319	$7,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial statements of Sally Beauty Holdings, Inc. and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of June 30, 2023, and September 30, 2022, our consolidated results of operations, consolidated comprehensive income and consolidated statements of stockholders’ equity for the three and nine months ended June 30, 2023 and 2022, and our consolidated cash flows for the for the nine months ended June 30, 2023 and 2022.

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

Changes to our contract liabilities, which are included in accrued liabilities in our condensed consolidated balance sheets, for the periods were as follows (in thousands):

	Nine Months Ended June 30,
	2023	2022
Beginning Balance	$13,460	$16,745
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	12,438	5,195
Revenue recognized from beginning liability	(11,669)	(8,132)
Ending Balance	$14,229	$13,808

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

Financial instruments measured at fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follow:

(in thousands)	Classification	Fair Value Hierarchy Level	June 30, 2023	September 30, 2022
Financial Assets:
Foreign exchange contracts
Non-designated cash flow hedges	Other current assets	Level 2	$232	$294
Interest rate swap	Other assets/other current assets	Level 2	3,443	—
Interest rate caps	Other current assets	Level 2	—	3,860
Total assets			$3,675	$4,154
.
Financial Liabilities:
Foreign exchange contracts
Designated cash flow hedges	Accrued liabilities	Level 2	$1,624	$—
Non-designated cash flow hedges	Accrued liabilities	Level 2	1,733	79
Total liabilities			$3,357	$79

The fair value of each asset and liability were measured using widely accepted valuation techniques, such as discounted cash flow analyses and observable inputs, such as market interest rates and foreign exchange rates.

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

		June 30, 2023		September 30, 2022
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance lease obligations
Senior notes	Level 1	$679,961	$668,062	$679,961	$639,163
Term loan B due 2030	Level 2	399,000	398,501	—	—
Term loan B due 2024	Level 2	—	—	407,500	398,331
Total long-term debt		$1,078,961	$1,066,563	$1,087,461	$1,037,494

The fair values of our term loans were measured using quoted market prices for similar debt securities in active markets or widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates.

4. Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors (“Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of its common stock, subject to certain limitations governed by our debt agreements. In July 2021, our Board approved a term extension of our share repurchase program to September 30, 2025. As of June 30, 2023, we had approximately $595.8 million of additional share repurchase authorizations remaining under our share repurchase program. For the three and nine months ended June 30, 2023, and for the three months ended June 30, 2022, we did not repurchase shares under our share repurchase program. For the nine months ended June 30, 2022, we repurchased 6.8 million shares of our common stock at a total cost of $130.3 million.

Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Caps	Interest Rate Swap	Foreign Exchange Contracts	Total
Balance at September 30, 2022	$(153,128)	$1,960	$—	$(679)	$(151,847)
Other comprehensive income (loss) before reclassification, net of tax	39,962	817	3,289	(2,552)	41,516
Reclassification to net earnings, net of tax	—	(2,777)	(483)	615	(2,645)
Balance at June 30, 2023	$(113,166)	$—	$2,806	$(2,616)	$(112,976)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.

5. Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Weighted-average basic shares	107,560	106,940	107,383	109,238
Dilutive securities:
Stock option and stock award programs	2,108	1,586	2,136	1,669
Weighted-average diluted shares	109,668	108,526	109,519	110,907

Anti-dilutive options excluded from our computation of diluted shares	1,896	2,406	1,896	2,385

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Intangible assets amortization expense	$807	$977	$2,682	$3,047

Additionally, during the nine months ended June 30, 2023, the changes in goodwill and other intangibles included effects of foreign currency exchange rates of $9.2 million and $2.3 million, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2023	September 30, 2022
Compensation and benefits	$53,918	$58,693
Deferred revenue	18,693	18,810
Rental obligations	12,819	10,701
Insurance reserves	6,977	5,742
Property and other taxes	2,417	4,161
Interest payable	3,830	13,445
Operating accruals and other	41,737	49,513
Total accrued liabilities	$140,391	$161,065

8. Short-term Borrowings and Long-term Debt

At June 30, 2023, our ABL facility had $16.0 million in outstanding borrowings and $466.7 million available for borrowing, including the Canadian sub-facility, subject to borrowing base limitation, as reduced by outstanding letters of credit. During the three months ended June 30, 2023, we entered into a fourth amendment to our ABL facility which updated the benchmark base interest rate on our borrowings from the London Interbank Offered Rate ("LIBOR") to the Term Secured Overnight Financing Rate ("Term SOFR") as of April 19, 2023. We utilized the practical expedient, provided by ASC Topic 848, Reference Rate Reform, allowing the transaction to be considered an event that does not require a contract remeasurement to occur on the modification date or a reassessment of any previous accounting determination.

On February 28, 2023, we announced that our wholly-owned subsidiaries, Sally Holdings LLC (“Sally Holdings”) and Sally Capital, Inc. (“Sally Capital” and, together with Sally Holdings, the “Borrowers”), and certain of our other direct and indirect subsidiaries entered into a credit agreement with Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties thereto providing for a term loan B facility (“TLB 2030”) in an aggregate principal amount equal to $400.0 million, the net proceeds of which were used to repay an existing term loan B facility (“TLB 2024”). The TLB 2030 will bear interest at a floating rate equal to, at the Borrowers option, either the Adjusted Term SOFR Rate from time to time in effect plus 2.50% or an adjusted base rate plus 1.50%, payable quarterly on March 31, June 30, September 30 and December 31 of each year. The TLB 2030 matures on the earlier of (i) February 28, 2030 and (ii) the date that is 91 days prior to the stated maturity of our Senior Unsecured Notes due 2025 (the “2025 Senior Notes”) unless all amounts exceeding $200.0 million of the 2025 Senior Notes are refinanced or repaid according to certain conditions (the “Maturity Date”). The principal of the TLB 2030 is repayable in quarterly installments equal to 0.25% of the original principal amount of the TLB 2030, with a final installment equal to the entire remaining outstanding principal amount due on the Maturity Date. The TLB 2030 was issued at a discount of 0.75%, and we incurred $4.7 million in issuance costs; both of which are being amortized using the effective interest method.

The TLB 2030 is secured by a first-priority lien in and upon substantially all of the assets of the Company and its domestic subsidiaries other than the accounts, inventory (and the proceeds thereof) and other assets that secure Sally Holdings’ existing ABL facility on a first-priority basis (the “ABL Priority Collateral”). Additionally, the TLB 2030 is secured by a second-priority lien in and upon the ABL Priority Collateral. The TLB 2030 does not contain any financial maintenance covenants and is subject to a covenant package that is substantially consistent with the covenant package governing the 2025 Senior Notes. The TLB 2030 is subject to customary asset sale mandatory prepayment provisions and excess cash flow mandatory prepayment provisions. The TLB 2030 is subject to a prepayment premium of 1.0% of the principal amount thereof upon any refinancing or amendment thereof that results in a reduced effective yield (subject to certain exceptions) within six months following the closing. Thereafter, the TLB 2030 may be prepaid without penalty or premium, other than customary breakage costs for prepayments that are made prior to the last date of an interest period.

The repayment of our TLB 2024, in the aggregate outstanding principal amount of $406.1 million, was made pursuant to the terms of the credit agreement underlying our TLB 2024, at par plus interest accrued but unpaid up to, though not including, the repayment date. In connection with the repayment, we recognized a loss on the extinguishment of debt of $0.6 million within interest expense, which included the write-off of unamortized discount and deferred financing costs of $0.2 million and $0.4 million, respectively.

9. Derivative Instruments and Hedging Activities

During the nine months ended June 30, 2023, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 3, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. At June 30, 2023, we held forwards, which expire ratably through September 30, 2023, with a notional amount, based upon exchange rates at June 30, 2023, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$6,639
Euro	4,007
Canadian Dollar	3,064
Total	$13,710

Quarterly, the changes in fair value related to these foreign currency forwards are recorded into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold, based on inventory turns, in our condensed consolidated statements of earnings. For the three months ended June 30, 2023 and 2022, we recognized a loss of $0.7 million and a gain of $0.2 million, respectively. For the nine months ended June 30, 2023 and 2022, we recognized losses of $0.6 million and $0.2 million, respectively. Based on June 30, 2023, valuations and exchange rates, we expect to reclassify losses of approximately $3.1 million out of AOCL and into cost of goods sold over the next 12 months.

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

During the three months ended March 31, 2023, we early settled both interest rate caps due to the forecasted transactions being hedged no longer occurring as a result of the repayment of our TLB 2024. In connection with the early settlement, we received approximately $2.7 million, which represented the fair value at the time of settlement. Furthermore, we released the remaining AOCL balances related to the interest rate caps into interest expense. The effects of our interest rate caps on our condensed consolidated statements of earnings were not material for the three months ended June 30, 2022. For the nine months ended June 30, 2023 and 2022, we recognized income of $2.8 million and expense of $1.3 million, respectively, into interest expense on our condensed consolidated statements of earnings related to the caps.

Interest Rate Swap

In April 2023, we entered into a three-year interest rate swap with an initial notional amount of $200 million (the “interest rate swap”) to mitigate the exposure to higher interest rates in connection with our TLB 2030. The interest rate swap involves fixed monthly payments at the contract rate of 3.705%, and in return, we will receive a floating interest payment based on the 1-month Adjusted Term SOFR Rate. The interest rate swap will mature in April 2026 and is designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recorded quarterly, net of income tax, and included in AOCL.

For the three and nine months ended June 30, 2023, we recognized income of $0.5 million into interest expense on our condensed consolidated statements of earnings related to the interest rate swap. At June 30, 2023, we expect to reclassify gains of approximately $3.0 million out of AOCL and into interest expense over the next 12 months.

Non-Designated Derivative Instruments

We also use foreign exchange contracts to mitigate our exposure to exchange rate changes in connection with certain intercompany balances not permanently invested. At June 30, 2023, we held forwards, which settle on various dates in the first month of the next two fiscal quarters, with a notional amount, based upon exchange rates at June 30, 2023, as follows (in thousands):

Notional Currency	Notional Amount
British Pound	$47,105
Canadian Dollar	22,104
Euro	17,984
Mexican Peso	28,220
Total	$115,413

We record changes in fair value and realized gains or losses related to these foreign currency forwards into selling, general and administrative expenses. For the three months ended June 30, 2023 and 2022, the effects of these foreign exchange contracts on our condensed consolidated financial statements were losses of $1.5 million and $5.0 million, respectively. For the nine months ended June 30, 2023 and 2022, the effects of these foreign exchange contracts on our condensed consolidated financial statements were losses of $2.6 million and $4.9 million, respectively.

10. Segment Reporting

Segment data for the three and nine months ended June 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Sally Beauty Supply ("SBS")	$534,932	$551,725	$1,614,650	$1,639,040
Beauty Systems Group ("BSG")	396,076	409,742	1,192,125	1,214,065
Total	$931,008	$961,467	$2,806,775	$2,853,105
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$88,684	$88,792	$279,992	$270,355
BSG	48,696	56,067	135,603	160,621
Segment operating earnings	137,380	144,859	415,595	430,976
Unallocated expenses	46,858	45,612	149,397	131,389
Restructuring	397	44	18,077	1,143
Consolidated operating earnings	90,125	99,203	248,121	298,444
Interest expense	18,654	35,977	53,262	76,113
Earnings before provision for income taxes	$71,471	$63,226	$194,859	$222,331

Sales between segments, which are eliminated in consolidation, were not material during the three and nine months ended June 30, 2023 and 2022.

Disaggregation of net sales by segment

The following tables disaggregate our segment revenues by merchandise category. We have reclassified certain prior year amounts within BSG to conform to current year presentation.

	Three Months Ended June 30,		Nine Months Ended June 30,
SBS	2023	2022	2023	2022
Hair color	40.5%	38.3%	39.6%	37.7%
Hair care	23.8%	23.5%	23.8%	23.8%
Styling tools and supplies	17.2%	18.8%	18.2%	19.4%
Nail	10.1%	11.3%	10.1%	10.8%
Skin and cosmetics	7.9%	7.6%	7.6%	7.6%
Other beauty items	0.5%	0.5%	0.7%	0.7%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2023	2022	2023	2022
Hair care	40.8%	42.6%	42.2%	43.1%
Hair color	41.6%	39.7%	40.1%	39.2%
Styling tools and supplies	10.6%	11.0%	10.7%	11.2%
Skin and cosmetics	4.0%	3.8%	4.1%	3.9%
Nail	2.7%	2.5%	2.7%	2.3%
Other beauty items	0.3%	0.4%	0.2%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended June 30,		Nine Months Ended June 30,
SBS	2023	2022	2023	2022
Company-operated stores	94.1%	94.0%	93.8%	94.0%
E-commerce	5.9%	6.0%	6.2%	6.0%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2023	2022	2023	2022
Company-operated stores	67.6%	66.6%	67.2%	66.9%
E-commerce	13.0%	11.6%	13.4%	11.8%
Distributor sales consultants	11.6%	13.9%	11.9%	13.9%
Franchise stores	7.8%	7.9%	7.5%	7.4%
Total	100.0%	100.0%	100.0%	100.0%

11. Restructuring

Restructuring expenses, included in Cost of Goods Sold (“COGS”) and Restructuring for the three and nine months ended June 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Included in COGS (a)
Distribution Center Consolidation and Store Optimization Plan	$(746)	$—	$(5,788)	$—

Included in Restructuring (b)
Distribution Center Consolidation and Store Optimization Plan	$397	$—	$18,077	$—
Transformation Plan	—	44	—	1,143
Total in Restructuring	397	44	18,077	1,143
Total Restructuring Expenses	$(349)	$44	$12,289	$1,143
(a)
Amounts included in COGS relate to adjustments to our expected obsolescence reserve related to the Plan (as defined below).
(b)
Amounts included within Restructuring for the current year relate to stores and distribution centers closed during the period in accordance with the Plan (as defined below).

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

As of June 30, 2023, we have closed 329 SBS stores and 32 BSG stores as part of the Plan and closed the two BSG distribution centers. The Plan will continue to be executed throughout fiscal year 2023 and into the first half of fiscal year 2024, and therefore it may include future charges related to store closures such as exit costs, lease negotiation penalties, termination benefits and adjustments to estimates.

The liability related to the Plan, which is included in accounts payable and accrued liabilities on our consolidated balance sheets, is as follows:

(in thousands)	Liability at September 30, 2022	SBS Expense	BSG Expense	Cash Payments	Non-Cash Amounts	Liability at June 30, 2023
Closing costs - leases (a)	$—	$7,613	$1,381	$(8,251)	$(693)	$50
Closing costs - payroll expenses (b)	—	1,648	1,191	(2,597)	—	242
Impairment - property and equipment (c)	—	1,276	213	—	(1,489)	—
Inventory transfer costs	—	1,156	364	(1,520)	—	—
Impairment - operating lease assets (c)	—	350	244	—	(594)	—
Other closure costs (d)	1,291	2,803	(162)	(3,883)	—	49
Total	$1,291	$14,846	$3,231	$(16,251)	$(2,776)	$341
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

Enhancing our customer centricity

During the fiscal year, SBS launched its first Studio by Sally pilot store in Denton, Texas and is expected to open additional pilot stores in our next fiscal quarter. Our Studio by Sally pilot store program has a digital-first focus, from digital check-in to digital education throughout the store and beyond, including personalized appointments at our in-store salons where licensed stylists will train and educate customers, empowering them to personally achieve their desired results. If the pilot stores are successful, we project that we will be able to expand the Studio by Sally concept to 100 locations throughout the U.S. over the next three to four years.

At the end of the quarter, we announced the launch of Happy Beauty Co., a unique new retail store concept that brings to market an engaging beauty experience at a value offering. Happy Beauty Co. offers quality beauty at great prices in an accessible, fun and expressive environment. All of the merchandise is priced under $10 with product offerings encompassing four key categories: Cosmetics & Facial Care, Bath & Body, Nails and Hair, featuring both third-party brands and the Company’s owned brands. The initial pilot store was opened in the Dallas/Ft. Worth market in late June.

Furthermore, earlier this fiscal year, BSG launched a new strategic partnership with Salon HQ to help its professional stylist customers grow their business. The platform is a customizable digital storefront platform that gives stylists the ability to curate a product selection from thousands of BSG merchandise choices, and enables their clients to purchase directly from their shops without the stylists having to finance and carry inventory. As our pilot of Salon HQ enters its next phase of maturation, we made the strategic decision to brand the platform as “Cosmo Prof Direct.” During the quarter, we expanded the platform to an additional seven states, ending the quarter with more than 1,700 digital storefronts spread over nine states. Our stylists are embracing this new tool and gaining a deeper understanding of how they can leverage this resource to profitably grow their business.

Growing high margin owned brands at Sally Beauty and amplifying innovation

We believe growing our SBS owned brands, through innovation and marketing, will provide improved margins, strengthen our long-term relationships with existing customers and help attract new customers. During the fiscal year, we have invested more into marketing of our owned brands and launched our new owned branded vegan product line – bondbar – that’s SLS/SLES-free, paraben-free, phthalate-free and cruelty-free. These initiatives have helped deliver an increase in our owned brands sales penetration, resulting in increased SBS profit margins.

For BSG, vendors have launched new and exciting product lines during the fiscal year, including new bright hues from Paul Mitchell, greys and silver tones from Matrix, and a continued focus on blonding, which is a consistent traffic driver. During the quarter, we saw strong performance from new product launches, including Amika, Wella’s Ultimate Repair, and Danger Jones, as well as expanded distribution with Color Wow.

Increasing the efficiency of our operations and optimizing our capabilities

At the end of fiscal year 2022, we announced our plan to optimize our store base and distribution network to improve overall profitability by closing 330 SBS stores, 35 BSG stores and two BSG distribution centers. During the first half of our fiscal year, we completed the majority of our planned closures. Additionally, we have further optimized our store supply chain network based on our new store fleet. As of June 30, 2023, we have closed 329 SBS stores and 32 BSG stores and the two BSG distribution centers as part of the Plan, while meeting our sales recapture expectations.

See Note 11, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Earlier this fiscal year, we started testing a new shipping frequency from our distribution centers to a limited population of SBS and BSG stores by leveraging investments within our supply chain systems. We believe we will be able to improve labor productivity, reduce our freight costs and lower our carbon emissions, while maintaining healthy in-stock levels. We have seen positive results from the test and will be expanding to the remaining SBS and BSG store fleet throughout the U.S. and Canada.

Financial Summary for the Three Months Ended June 30, 2023

•
Consolidated net sales for the three months ended June 30, 2023, decreased $30.5 million, or 3.2%, to $931.0 million, compared to the three months ended June 30, 2022. Consolidated net sales included a net positive impact from changes in foreign currency exchange rates of $1.9 million;
•
Consolidated comparable sales increased 0.6% for the three months ended June 30, 2023;
•
Consolidated gross profit for the three months ended June 30, 2023, decreased $15.5 million, or 3.2%, to $474.7 million, compared to the three months ended June 30, 2022. Consolidated gross margin was unchanged at 51.0% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022;
•
Consolidated operating earnings for the three months ended June 30, 2023, decreased $9.1 million, or 9.2%, to $90.1 million, compared to the three months ended June 30, 2022. Operating margin decreased 60 bps to 9.7% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022;
•
For the three months ended June 30, 2023, our consolidated net earnings increased $4.3 million, or 9.1%, to $50.8 million, compared to the three months ended June 30, 2022;
•
For the three months ended June 30, 2023, our diluted earnings per share was $0.46 compared to $0.43 for the three months ended June 30, 2022; and
•
Cash provided by operations was $53.1 million for the three months ended June 30, 2023, compared to $52.0 million for the three months ended June 30, 2022.

Trends Impacting Our Business

Global inflationary pressures continued to influence consumer and stylist shopping behavior along with the cost for products and services. In the U.S. and Canada, we are seeing our SBS retail customers color their hair less frequently and reduced the size of their basket when they shop with us, while at BSG we are seeing a continuation of stylist demand trends we’ve seen over the last several quarters. These inflationary pressures have also impacted wages, especially among retail and hourly employees, as we have experienced an increase in our labor costs in order to attract and retain associates.

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

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2023	2022	Increase (Decrease)		2023	2022	Increase (Decrease)
Net sales:
SBS	$534,932	$551,725	$(16,793)	(3.0)%	$1,614,650	$1,639,040	$(24,390)	(1.5)%
BSG	396,076	409,742	(13,666)	(3.3)%	1,192,125	1,214,065	(21,940)	(1.8)%
Consolidated	$931,008	$961,467	$(30,459)	(3.2)%	$2,806,775	$2,853,105	$(46,330)	(1.6)%

Gross profit:
SBS	$314,474	$322,815	$(8,341)	(2.6)%	$955,066	$960,249	$(5,183)	(0.5)%
BSG	160,231	167,393	(7,162)	(4.3)%	476,553	495,420	(18,867)	(3.8)%
Consolidated	$474,705	$490,208	$(15,503)	(3.2)%	$1,431,619	$1,455,669	$(24,050)	(1.7)%

Segment gross margin:
SBS	58.8%	58.5%	30	bps	59.2%	58.6%	60	bps
BSG	40.5%	40.9%	(40)	bps	40.0%	40.8%	(80)	bps
Consolidated	51.0%	51.0%	—	bps	51.0%	51.0%	—	bps

Net earnings:
Segment operating earnings:
SBS	$88,684	$88,792	$(108)	(0.1)%	$279,992	$270,355	$9,637	3.6%
BSG	48,696	56,067	(7,371)	(13.1)%	135,603	160,621	(25,018)	(15.6)%
Segment operating earnings	137,380	144,859	(7,479)	(5.2)%	415,595	430,976	(15,381)	(3.6)%
Unallocated expenses and restructuring (a)	47,255	45,656	1,599	3.5%	167,474	132,532	34,942	26.4%
Consolidated operating earnings	90,125	99,203	(9,078)	(9.2)%	248,121	298,444	(50,323)	(16.9)%
Interest expense	18,654	35,977	(17,323)	(48.2)%	53,262	76,113	(22,851)	(30.0)%
Earnings before provision for income taxes	71,471	63,226	8,245	13.0%	194,859	222,331	(27,472)	(12.4)%
Provision for income taxes	20,650	16,659	3,991	24.0%	52,840	60,117	(7,277)	(12.1)%
Net earnings	$50,821	$46,567	$4,254	9.1%	$142,019	$162,214	$(20,195)	(12.4)%
	.
Number of stores at end-of-period (including franchises) (b):
SBS					3,141	3,468	(327)	(9.4)%
BSG					1,336	1,361	(25)	(1.8)%
Consolidated					4,477	4,829	(352)	(7.3)%
Comparable sales growth (decline):
SBS	3.0%	(5.0)%	800	bps	5.0%	(0.5)%	550	bps
BSG	(2.4)%	(1.6)%	(80)	bps	(0.9)%	2.6%	(350)	bps
Consolidated	0.6%	(3.6)%	420	bps	2.4%	0.8%	160	bps

(a)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings.
(b)
Our June 30, 2023, store count was impacted by store closure in connection with the Plan. See Note 11, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Results of Operations

The Three Months Ended June 30, 2023, compared to the Three Months Ended June 30, 2022

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$15,529
Sales outside comparable sales (a)	(35,960)
Foreign currency exchange	3,638
Total	$(16,793)
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months

The increase in SBS’s comparable sales was a result of a growth in our average unit retail, primarily from inflationary impacts and pricing leverage. Comparable sales were also positively impacted by recapturing approximately half of the sales from stores closed in connection with the Plan.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$(9,698)
Sales outside comparable sales (a)	(2,264)
Foreign currency exchange	(1,704)
Total	$(13,666)
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months

BSG’s comparable sales faced headwinds from the from the continuation of stylist demand trends seen over the last several quarters, which resulted in fewer units per transaction, partially offset by an increase in our average unit retail.

Gross Profit

SBS. SBS’s gross profit decreased for the three months ended June 30, 2023, as a result of a decrease in net sales, partially offset by a higher gross margin. SBS’s gross margin grew as a result of pricing leverage and increased penetration of our owned brand products.

BSG. BSG’s gross profit decreased for the three months ended June 30, 2023, as a result of a decrease in net sales and a lower gross margin. BSG’s gross margin decline was driven by lower product margin resulting from an unfavorable sales channel mix between stores and lower-margin Regis e-commerce sales, and a shift in some distribution center costs from selling, general and administrative expenses into gross margin.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses decreased $8.2 million, or 3.5%, for the three months ended June 30, 2023, and included an unfavorable impact from foreign exchange rates of $1.4 million. As a percentage of SBS net sales, selling, general and administrative expense for the three months ended June 30, 2023, was 42.2% compared to 42.4% for the three months ended June 30, 2022. The decrease was due to cost savings resulting from the Plan as well as lower advertising expenses, partially offset by higher labor and accrued bonus expenses.

BSG. BSG’s selling, general and administrative expenses increased $0.2 million, or 0.2%, for the three months ended June 30, 2023. As a percentage of BSG net sales, selling, general and administrative expense for the three months ended June 30, 2023, was 28.2% compared to 27.2% for the three months ended June 30, 2022. The increase as a percentage of sales was driven primarily by higher labor and accrued bonus expenses, partially offset by a shift in some distribution center costs from selling, general and administrative expenses into gross margin.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $1.2 million, or 2.7%, for the three months ended June 30, 2023, primarily due to higher labor and accrued bonus expenses and information technology expense. These increases were partially offset by prudent cost control and the lapping of disposal costs for obsolete personal-protective equipment inventory in the prior year.

Interest Expense

The decrease in interest expense is primarily due to the lapping of debt extinguishment costs in the prior year related to the repayment of our 8.75% Senior Notes due 2025 and from fewer debt borrowings outstanding, partially offset by higher interest rates on our variable rate debt. Additionally, our interest rate swap has helped mitigate some of the additional interest costs resulting from higher interest rates.

Provision for Income Taxes

The effective tax rates were 28.9% and 26.3%, for the three months ended June 30, 2023, and 2022, respectively. The increase in the effective tax rate was primarily due to additional taxes and interest for the one-time transition tax on unrepatriated foreign earnings ("Repatriation Tax") related to the fiscal year ended September 30, 2018, which is currently under IRS audit.

The Nine Months Ended June 30, 2023, compared to the Nine Months Ended June 30, 2022

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$75,351
Sales outside comparable sales (a)	(86,636)
Foreign currency exchange	(13,105)
Total	$(24,390)
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months

SBS’s comparable sales increase was driven by a growth in our average unit retail, primarily from inflationary impacts and pricing leverage and the lapping of Omicron and supply chain challenges. Comparable sales were also positively impacted by recapturing approximately half of the sales from stores closed in connection with the Plan.

BSG. The decrease in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$(11,038)
Sales outside comparable sales (a)	(4,489)
Foreign currency exchange	(6,413)
Total	$(21,940)
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months

BSG’s comparable sales faced headwinds from elevated demand in the prior year from the easing of COVID-19 restrictions and the continuation of stylist demand trends seen over the last several quarters, which resulted in fewer transactions and units per transaction, partially offset by an increase in our average unit retail.

Gross Profit

SBS. SBS’s gross profit decreased for the nine months ended June 30, 2023, as a result of fewer net sales, partially offset by a higher gross margin. SBS’s gross margin grew as a result of pricing leverage, increased penetration of our owned brand products and adjustments to our expected obsolescence reserve related to the Plan.

BSG. BSG’s gross profit decreased for the nine months ended June 30, 2023, as a result of fewer net sales and a lower gross margin. BSG’s gross margin decline was driven by lower product margin resulting from an unfavorable sales channel mix between stores and lower-margin Regis e-commerce sales, and a shift in some distribution center costs from selling, general and administrative expenses into gross margin, partially offset by adjustments to our expected obsolescence reserve related to the Plan.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses decreased $14.8 million, or 2.1%, for the nine months ended June 30, 2023, and included a favorable impact from foreign exchange rates of $5.4 million. As a percentage of SBS net sales, selling, general and administrative expense for the nine months ended June 30, 2023, was 41.8% compared to 42.1% for the nine months ended June 30, 2022. The decrease as a percentage of sales was primarily driven by cost savings from the closure of stores in connection with the Plan and lower advertising expenses, partially offset by higher labor and accrued bonus expenses.

BSG. BSG’s selling, general and administrative expenses increased $6.2 million, or 1.8%, for the nine months ended June 30, 2023, and included a favorable impact from foreign exchange rates of $2.2 million. As a percentage of BSG net sales, selling, general and administrative expense for the nine months ended June 30, 2023, was 28.6% compared to 27.6% for the nine months ended June 30, 2022. The increase was primarily driven by higher labor and accrued bonus expenses, partially offset by a shift in some distribution center costs from selling, general and administrative expense into gross margin.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $18.0 million, or 13.7%, for the nine months ended June 30, 2023, primarily due to higher labor and accrued bonus expenses and information technology expenses. These increases were partially offset by prudent cost control and the lapping of disposal costs for obsolete personal-protective equipment inventory.

Restructuring

For the nine months ended June 30, 2023, we incurred $18.1 million in restructuring charges related to the Plan. For the nine months ended June 30, 2022, restructuring charges in connection with our prior transformation plan were immaterial. See Note 11, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Interest Expense

The decrease in interest expense was primarily due to the lapping of debt extinguishment costs related to the repayment of our 8.75% Senior Notes due 2025 in fiscal year 2022, partially offset by higher interest rates on our variable rate debt and an increase in our average borrowings outstanding under our ABL facility. Additionally, our interest rate derivatives have helped mitigate some of the impacts from higher interest rates on a portion of our variable rate debt.

Provision for Income Taxes

The effective tax rates were 27.1% and 27.0% for the nine months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate was primarily due to Repatriation Tax related to the fiscal year ended September 30, 2018, which is currently under IRS audit, offset by greater losses in the prior year quarter for which a tax benefit could not be recognized.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash from operations, cash and cash equivalents and borrowings under our ABL facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures, debt interest and principal payment. Additionally, under our share repurchase program, see below for more details, we will from time-to-time repurchase shares of our common stock on the open market to return value to our shareholders. At June 30, 2023, we had $541.0 million in our liquidity pool, which includes $466.7 million available for borrowing under our ABL facility and cash and cash equivalents of $74.3 million.

Our working capital (current assets less current liabilities) increased $169.3 million, to $633.8 million at June 30, 2023, compared to $464.5 million at September 30, 2022. The increase was driven by higher inventory balances, resulting from inflationary vendor cost increases and $24.6 million from foreign exchange rates, partially offset by optimization efforts to improve inventory stocking levels. The increase was further driven by fewer outstanding borrowings under our ABL facility, a reduction in our accounts payable, due to the timing of payments and impacts of optimization efforts around inventory purchases, and by fewer accrued liabilities, due to the timing of interest and payroll payments, partially offset by an increase in accrued bonuses.

We anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations, and funds available under our ABL facility will be sufficient to fund our working capital and capital expenditure requirements over the next twelve months.

Cash Flows

	Nine Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$132,771	$49,227
Net cash used by investing activities	(63,796)	(67,899)
Net cash used by financing activities	(68,259)	(273,837)

Net Cash Provided by Operating Activities

The increase in cash provided by operating activities was driven by the timing of inventory purchases, primarily from the impact of global supply chain issues in the prior year, partially offset by fewer net sales for the current year.

Net Cash Used by Investing Activities

The decrease in cash used by investing activities was driven by fewer capital expenditures related to store improvements and information technology.

Net Cash Used by Financing Activities

The decrease in cash used by financing activities was primarily due to no shares repurchased in the current year under our share repurchases program and from fewer net debt repayments in the current year.

Debt and Guarantor Financial Information

During the fiscal year, we entered into a seven-year term loan facility agreement in the aggregate principal amount of $400.0 million and used the proceeds to subsequently repay our previously existing term loan facility. See Note 8, Short-term Borrowings and Long-term Debt, in Item 1 of this quarterly report for more information.

At June 30, 2023, we had $1,095.0 million in outstanding debt, not including finance lease obligations, unamortized debt issuance costs and debt discounts, in the aggregate, of $9.9 million. Our debt consists of $680.0 million in 2025 Senior Notes outstanding, $399.0 million remaining on our term loan and $16.0 million in outstanding borrowings under our ABL facility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, paying down other debt and share repurchases. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities. During the nine months ended June 30, 2023, the weighted average interest rate on our borrowings under the ABL facility was 5.9%.

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

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of June 30, 2023, and September 30, 2022:

(in thousands)	June 30, 2023	September 30, 2022
Inventory	$745,529	$714,477
Intercompany receivable	$3,472	$—
Current assets	$860,569	$827,155
Total assets	$2,023,626	$1,982,982
Current liabilities	$451,441	$549,415
Intercompany payable	$—	$4,431
Total liabilities	$1,986,455	$2,085,169

The following table presents the summarized statement of earnings information for the Issuers and the Guarantors for nine months ended June 30, 2023 (in thousands):

Net sales	$2,273,943
Gross profit	$1,172,601
Earnings before provision for income taxes	$159,018
Net Earnings	$117,519

Share Repurchase Programs

Under our current share repurchase program, we may from time-to-time repurchase our common stock on the open market. During the nine months ended June 30, 2023, no shares were repurchased in connection with our share repurchase program. During the nine months ended June 30, 2022, we repurchased 6.8 million shares of our common stock for $130.3 million under our share repurchase program. See Note 4, Stockholders’ Equity, for more information about our share repurchase program.

Contractual Obligations

Other than our debt, as discussed above, there have been no material changes outside the ordinary course of our business to our contractual obligations since September 30, 2022.

Off-Balance Sheet Financing Arrangements

At June 30, 2023, and September 30, 2022, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Since September 30, 2022, there have been changes to our debt structure, including amending debt terms to replace LIBOR with SOFR, and with our derivative instruments used to help mitigate the interest rate risks associated with variable-rate debt. See Note 8, Short-term Borrowings and Long-term Debt, and Note 9, Derivative Instruments and Hedging Activities, in Item 1 of this quarterly report for more information on these changes.

At June 30, 2023, we had $415.0 million in outstanding floating interest rate debt, with $200 million of SOFR denominated interest hedged under an interest rate swap agreement. As of June 30, 2023, a 1.0 percentage point interest rate increase would negatively impact our annual interest expense and cash flows by $2.2 million.

Item 4. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2023, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

10.1

Credit Agreement, dated as of February 28, 2023, by and among Sally Holdings LLC, Sally Capital, Inc., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023

10.2

Amendment No. 4 dated April 19, 2023, to Credit Agreement dated July 6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein)*

22	List of Subsidiary Guarantors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Denise Paulonis*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Denise Paulonis*

32.2	Section 1350 Certification of Marlo M. Cormier*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in iXBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: August 3, 2023

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer