Form 10-K
period 2023-09-30
Sally Beauty Holdings, Inc.
filed 2023-11-16
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2023, was approximately $1,670,896,000. At November 10, 2023, there were 106,284,089 shares of the registrant’s common stock outstanding.

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

The breadth, depth and professional quality of our hair color and care assortment provides us with a differentiated core business in an industry which is otherwise fragmented. Due to our long history, brand heritage, product and process-specific knowledge and training of associates, we provide unmatched hair color and care expertise to consumers. We also have strong positioning with suppliers given our focus and economies of scale of purchasing. By operating in a variety of channels, we are able to reach broad, diversified geographies and customer segments using a variety of product assortments and tactics.

Operating and Growth Strategy

Our operating and growth strategy is guided by our vision to own professional hair color and care for both the do-it-yourself (“DIY”) enthusiast and professional stylist. SBS’s differentiation is to offer a vast array of hair color and care solutions for in-home use, and this is supported by the content and education we provide our customers. While at BSG, we are the largest North American distributor of professional hair color and care, offering stylists and salons the most extensive portfolio of third-party brands in the market.

We remain focused on driving top line growth and profitability by executing on our strategic initiatives:

Customer Centricity

Our DIY customers and professional stylists value the services, education and innovation we provide. We continue to build customer centricity through our value-added services and concepts, including Studio by Sally, Cosmo Prof Direct, Licensed Colorist on Demand (“LCOD”), Happy Beauty Co. and Walmart.com digital marketplace. As we gain insights and customer feedback from these concepts, we believe there are opportunities for us to expand on these concepts further and to provide growth beyond our core.

Owned Brands and Innovation

We believe our focus on growing our owned brands at SBS and innovating will help us attract new customers and keep long-term relationships with existing customers. During the fiscal year, we expanded our owned brand portfolio with the launch of bondbar and brought to market many innovative products from new and key vendors. At BSG, we launched brands like Amika, Wella’s Ultimate Repair and Danger Jones, and expanded our distribution with Color Wow. Additionally, at the end of the fiscal year, we expanded our distribution rights and significantly strengthened BSG’s position in a strategically important market with the asset acquisition of Goldwell of New York. Going into next fiscal year, we are focused on expanding on our owned brand offerings to drive higher sales penetration, increasing our BSG distribution footprint through expanding high-profile brands, and bringing to market innovation across our key categories of hair care and hair color.

Efficiency and Optimization

During the fiscal year, we were able to substantially complete our distribution center consolidation and store optimization plan (the “Plan”), resulting in strong sales recapture rates and cost savings. We also set in motion our Fuel for Growth (“FFG”) initiative. FFG is a mandate to rethink the way we work, generating cost savings and modernizing key parts of our business. For example, our transition to pooled distribution and ongoing changes to our store shipping frequency has lowered our transportation costs. We believe these efficiency and optimization initiatives will help us offset inflationary pressures and continued growth investments in the upcoming fiscal year.

We believe focusing in these areas will position our company for future growth, further enhance our ability to meet our customers where they are, and attract new customers.

Store Design and Locations

Sally Beauty Supply

SBS has retail stores in the U.S. (including Puerto Rico), Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, Spain and Chile. Stores are designed to highlight our extensive product offerings and differentiated position in hair color, hair care, styling tools and nails. We apply strong category management processes, including store specific planograms, to maintain consistent merchandise presentation across our store base. In the U.S. and Canada, our average store offers an average of 7,000 beauty products and is approximately 1,650 square feet in size. Stores are typically located in strip shopping centers, which are occupied by other high traffic retailers such as grocery stores, mass merchants and home improvement centers. Store formats, including average size and product selection, vary by marketplace to meet the needs of the customer.

We calibrate store renewals, remodels and expansions between new and existing geographies. In existing marketplaces, we add stores to provide additional coverage and strategically close or relocate underperforming stores as necessary. In new marketplaces, SBS selects geographic areas and store sites on the basis of demographic information, the quality and nature of neighboring tenants, store visibility and location accessibility. SBS generally seeks to expand in geographically contiguous areas to leverage its expertise.

During the fiscal year, we began testing two new store concepts, Happy Beauty Co. and Studio by Sally.

Happy Beauty Co. is a unique new retail store concept that brings to market an engaging beauty experience with thousands of quality products priced under $10 in an accessible, fun and expressive environment. Stores feature both third-party brands and our owned brands encompassing four key categories: cosmetics & facial care, bath & body, nails and hair. The initial pilot stores were opened in the Dallas/Ft. Worth, Texas and Phoenix, Arizona markets. If our pilot stores are successful, we believe there is an opportunity for 500-1,000 locations across the U.S.

Studio by Sally is a new pilot store concept that adds an in-person educational salon experience where licensed stylists will train and educate customers, empowering them to personally achieve their desired results. As of September 30, 2023, we have six Studio by Sally pilot stores opened in various markets and have been encouraged with the results. Looking to fiscal year 2024, we anticipate converting up to 30 additional stores. Longer term, we anticipate a mix of conversions and relocations, and we believe there is an opportunity to scale to over 100 Studio by Sally locations throughout the U.S. in the coming years.

SBS’s store count for the last three fiscal years is summarized in the following table:

	Fiscal Year
	2023	2022	2021
Beginning store count	3,439	3,549	3,653
Opened (1)	54	47	71
Closed (2)	(345)	(155)	(168)
Franchises closed	—	(2)	(7)
Ending store count	3,148	3,439	3,549

(1) Includes ten pilot stores for Happy Beauty Company opened in fiscal year 2023.

(2) In fiscal years 2023 and 2022, we closed 294 stores and 36 stores, respectively, in connection with our Distribution Center Consolidation and Store Optimization Plan (“the Plan”).

Beauty Systems Group

BSG stores, including franchise-based Armstrong McCall stores, are designed to highlight our extensive product offerings to salons and salon professionals. Our stores, on average, offer approximately 8,000 professional beauty products tailored to the territory and are segmented into distinctive areas arranged by product type, with certain areas dedicated to leading third-party brands. Our company-operated stores average approximately 2,700 square feet and are located primarily in secondary strip shopping centers, being a destination exclusively for licensed cosmetologists.

BSG’s store count for the last three fiscal years is summarized in the following table:

	Fiscal Year
	2023	2022	2021
Beginning store count	1,355	1,362	1,385
Opened	38	54	59
Closed (1)	(55)	(61)	(80)
Franchises opened	—	2	1
Franchises closed	—	(2)	(3)
Ending store count	1,338	1,355	1,362

(1) In fiscal years 2023 and 2022, we closed 26 stores and 7 stores, respectively, in connection with the Plan.

Merchandise

We believe our product offerings, led by our hair color and care categories, provide us a competitive advantage. During the last three fiscal years, our hair color and care products made up approximately 70% of our total consolidated sales. Key products included within our sales categories are as follows:

•
Hair Color – Developer/lightener, semi-permanent/demi-permanent/permanent hair color, toner
•
Hair Care – Shampoo and conditioner, hair gels and creams, hair spray
•
Styling Tools – Hair dryers, irons, curling rods/rollers/pins, brushes/combs, clippers/trimmers/accessories, shears, razors, salon accessories
•
Nails – Polish, gel, acrylics, dips, nail accessories & supplies
•
Skin and Cosmetics – Cosmetics, cosmetic accessories, hair removal, skincare, jewelry
•
Other Beauty Products – Salon chairs, dryers, basics

Additionally, as a top destination to shop for professional color and care, our goal is to be in-stock in these core categories at every opportunity.

Sally Beauty Supply

SBS carries an extensive selection of leading third-party, owned and exclusive-labeled brand professional beauty supplies across a variety of product categories. As leaders in the beauty industry, we believe we are uniquely positioned to adapt and innovate within our brands, partnerships and product offerings to provide the looks customers want. We believe this focus helps us attract new customers and keep long-term relationships with existing customers. During the fiscal year, we have invested more into marketing of our owned brands and launched our new owned branded vegan product line – bondbar – that’s SLS/SLES-free, paraben-free, phthalate-free and cruelty-free. Continuing the success of bondbar's initial launch of hair repair products, we expanded the brand's product line to include a full shade range of permanent hair color with built-in bonding technology during the fiscal year and will be expanding our assortment for color and care lines in fiscal year 2024. These initiatives have helped deliver an increase in our owned brands sales penetration, resulting in higher SBS profit margins.

We believe that our owned and exclusive-labeled brands, available only at SBS, offer equal or better quality than leading third-party brands. During the last three fiscal years, our SBS U.S. and Canada-owned and exclusive-labeled brand sales accounted for approximately 48%, 45%, and 45%, respectively.

Beauty Systems Group

BSG carries an extensive selection of leading, third-party branded products, many of which are under exclusive distributions rights, at competitive prices across a variety of product categories. We have exclusive and non-exclusive distribution rights with several key vendors for well-known brands in certain geographies and continue to pursue the acquisition of additional distribution rights. As the largest North American distributor of professional hair color and care, carrying an extensive selection of branded merchandise is critical to maintaining relationships with our professional customers.

Marketing and Advertising

Sally Beauty Supply

We target existing and potential customers through an integrated marketing approach designed to reach the customer through a variety of media channels, including digital advertising, e-mail, social media, text messaging, mobile app push notifications, direct mail, radio and experiential advertising.

SBS’s marketing initiatives are designed to drive customer traffic through added education, content and community building. We leverage a combination of internal and external influencers/content experts to educate and make customers feel confident about DIY hair color, hair care, nails and other beauty trends. Our external influencers consist of content creators and/or professional stylists who are DIY experts in their areas of focus and aim to inspire, educate and empower beauty enthusiasts. Additionally, our internal Sally Beauty Associate Affiliate Program encourages our associates to share their unique expertise with customers on social media to curate a community of inspiring, diverse creators who are using SBS merchandise for their DIY beauty, nails, hair and self-expression.

Beauty Systems Group

BSG’s marketing programs are designed to promote its extensive selection of brand name products at competitive prices and to educate, motivate and empower existing and potential customers. We work closely with our vendors to provide promotional offers for certain products to target existing and potential customers. We distribute promotional material through multiple channels, including print mail, e-mail, SMS, mobile app push notifications, social media, trade shows, educational events, store personnel and DSCs. As of September 30, 2023, we had a network of 670 DSCs who personally consult, support and sell directly to salons and salon professionals. In addition, we believe that our digital platforms enhance other efforts intended to promote awareness of our products by salons and salon professionals.

Customer Loyalty

In the U.S. and Canada, our Sally Beauty Rewards Program is designed to earn SBS customer loyalty and was recognized as one of “America’s Best Loyalty Programs” by Newsweek & Statista in 2022 and 2023. The program is free to join, and it provides our loyalty customers the ability to earn points on their SBS purchases, that convert to Sally Beauty Rewards when certain thresholds are attained. Through the program, these customers may also receive exclusive savings and personalized marketing offers.

	Fiscal Year
	2023	2022	2021
Sally Beauty Reward members	15.6 million	16.3 million	15.9 million
% of Sales	76.3%	75.7%	72.5%

In the U.S., we also offer our SBS customers the opportunity to apply for the Sally Beauty Rewards Credit Card that provides additional benefits to being a Sally Beauty Rewards member. Additionally, we offer our SBS professional customers and BSG customers the opportunity to apply for the Cosmo Prof Rewards Credit Card, which provides discounts on Cosmo Prof purchases or points through the Sally Beauty Rewards Program on SBS purchases.

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

Digital Strategy

We continue to grow our digital footprint, not only through our marketing and customer relationship efforts, but also through our digital platforms in each segment. We believe we are uniquely positioned to continue expanding our digital sales penetration thanks to our omni-channel business model, which enables us to meet our customers where they are; in store or online, or through a hybrid approach such as our “buy online, pick up in store” (BOPIS) option. Additionally, our digital strategy of enhancing our customer centricity aims to expand our services ecosystem to support professional stylists as well as increase education and expertise to inspire and support all of our customers.

To that end, we are excited to continue our digital expansion through our recent initiatives, such as our stylist platform, Cosmo Prof Direct, powered by Salon HQ and our new Licensed Colorist on Demand ("LCOD") featured on our website, www.sallybeauty.com.

In BSG, Cosmo Prof Direct is a platform that gives our stylists the ability to curate a product selection from thousands of choices and enable clients to purchase directly from their shops without having to hold inventory. During the fiscal year, the platform has continued to expand, ending the fiscal year with more than 4,300 digital storefronts. We continue to gain traction as stylists gaining a deeper understanding of how they can leverage this resource to profitably grow their business.

In SBS, we recently launched LCOD to provide our customers with a more engaging shopping experience. Our LCOD is a digital-focused initiative where customers can live chat by text, voice or video with a licensed colorist to learn more about our hair color product offerings and how to use our products to achieve their desired results. This online option is available in all 50 states and appears as a chat box when customers are browsing our selection of hair color merchandise. While still in its initial launch phase, we are gaining valuable insights and customer feedback. Furthermore, during the fiscal year, we launched a digital marketplace selling initiative with Walmart.com, and are expanding to other online sites to fuel digital sales growth and attract new customers to our Sally brands.

Distribution

We currently receive our merchandise through several distribution centers in the U.S. and various other countries. Our distribution centers service our stores, orders from our DSCs and ship-to-customer orders through various freight carriers. We procure our owned-branded merchandise through domestic and foreign vendors and work closely with our overseas vendors to fulfill production orders and schedule ocean and freight carriers to deliver to our distribution centers.

Over the past several years, we have made significant investments in our end-to-end supply chain systems and processes to build a best-in-class merchandising and supply chain platform for the future. As a result, earlier this fiscal year, we started testing a new shipping frequency from our distribution centers to a limited population of SBS and BSG stores by leveraging investments within our supply chain systems. This change has resulted in improved labor productivity, reduced freight costs and has lowered our carbon emissions, while allowing us to maintain healthy in-stock levels. Based on the positive results from the test, we are expanding this program to the majority of our remaining SBS and BSG store fleet throughout the U.S. and Canada.

Additionally, customers are looking for more convenient options for receiving merchandise, which is helping drive their purchasing decisions. As such, we have made significant investments to “meet them where they are.” When ordering through our digital platforms, our customers can select different fulfillment options, including: BOPIS; deliver by common carrier (from store or distribution centers); and 2-hour delivery. Introduced in fiscal year 2021, our BOPIS and 2-hour delivery methods have continued to see increased traction. For the fiscal years 2023, 2022 and 2021, BOPIS and 2-hour delivery has made up approximately 42%, 33%, and 19%, respectively, of our SBS U.S and Canada sales through our digital platforms.

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

Our Suppliers

We purchase our merchandise directly from manufacturers through supply contracts and purchase orders. For fiscal year 2023, our five largest suppliers – Henkel AG & Co. KGaA; Wella Company; the Professional Products Division of L'Oreal USA S/D, Inc., or L’Oreal; John Paul Mitchell Systems; and Kao Corporation – accounted for approximately 43% of our consolidated merchandise purchases. We have developed long-standing, relationships, some of which are exclusive, with these suppliers and many others, which we believe is core to our competitive advantage. We purchase products from these and many other manufacturers on an at-will basis or under contracts which can generally be terminated without cause upon 90 days or less notice or expire without express rights of renewal.

Intellectual Property

In the U.S. and in other countries where we operate, we have registered or legally protected trademarks, copyrights, internet domain names, service marks and trade names that are used to promote and market our business, stores, digital platforms and products. We believe many of these are well recognized and have significant value, including but not limited to: Sally®, Sally Beauty®, Cosmo Prof®, Armstrong McCall®, ION® and Beyond the Zone®.

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

More information on our Purpose & Values can be found at: www.sallybeautyholdings.com/our-company/purpose-and-values.

Human Capital Management

As of September 30, 2023, we had approximately 27,000 global associates, including approximately 13,000 full-time associates. We believe they are our greatest asset with their combined skills, knowledge, work/life experiences and capabilities. At the front line interacting with our customers or behind-the-scenes supporting our field teams, our associates play a major role in our business. While we often emphasize our technology-based transformations and our wide variety of professional beauty products as key attributes, nothing happens or succeeds without our people.

In return for what they do for us, among many other things, we strive to:

•
Ensure our associates work in a safe, healthy environment;
•
Provide competitive compensation and benefits packages that attract and retain talent in every facet of our business – stores, direct sales, distribution centers and corporate headquarters. Our benefits range from medical, dental and vision care – including options for our part-time associates – to 401(k), short and long-term disability and a robust Employee Assistance Program. Starting fiscal year 2023, we began providing six weeks of paid parental leave for mothers, fathers or partners upon the birth or placement of a child;
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

Diversity, Inclusion & Belonging

At Sally Beauty we celebrate differences, inclusivity and self-expression. This fundamental aspect of SBH’s culture is rooted in our belief that beauty is for everyone, and everyone should find their own path to beauty. Our associates and our customers care about celebrating diversity and self-expression. We want our Company and our stores to be places where all of our associates and customers feel valued for who they are and experience a sense of belonging.

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

In Our Workforce: Our SBH Team in the U.S. & Canada is approximately 90% women and approximately 50% people of color. This year, Newsweek recognized SBH among America’s Greatest Workplaces, America’s Greatest Workplaces for Diversity and America’s Greatest Workplaces for Women. We recognize and celebrate the bedrock values of workforce diversity, inclusion, belonging and engagement within our teams. For us, these are key drivers of the success of the business, as our associates should – and do – reflect the various qualities of our customers and what they desire and expect from SBH.

During the fiscal year, we further embedded the Company’s Employee Resource Groups (ERGs), with our first four groups that represent our Black, Hispanic, Women and LGBTQ+ associates. These ERGS have made a meaningful impact on our team and business, and we will continue to connect and engage them on how we do business, how we best serve our customers, and how we enhance our team and culture.

In Our Customer Base: Our customers span the entire continuum of gender and ethnic diversity. We sell beauty products to treat and style every kind of hair; we deliver a tailored assortment of beauty products that serve the local communities where our over 3,500 U.S. and Canada stores are located. Serving the diverse demographics and needs of our customers drives a culture and workforce that embraces and reflects the communities we serve.

We will continue to develop and evolve how we enhance Diversity, Inclusion & Belonging throughout SBH. We recognize the value these initiatives bring to our Company, our associates, our customers and the communities we serve.

More information on our approach to Diversity, Inclusion & Belonging can be found at: www.sallybeautyholdings.com/our-company/diversity-inclusion-and-belonging.

Regulation

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

For example, in the U.S., most of the products we sell and the content and methods of advertising and marketing utilized are subject to both federal and state regulations administered by a host of federal and state agencies, including, in each case, one or more of the following: the Food and Drug Administration, or FDA, the Federal Trade Commission and the Consumer Products Safety Commission. The transportation and disposal of many of our products are also subject to federal and state regulation. State and local agencies regulate many aspects of our business. We also face comprehensive regulation outside the U.S., focused primarily on product labeling and safety issues. We believe we are in material compliance with the laws and regulations we are subject to, although no assurance can be provided that this will remain true going forward or that we will not be required to incur meaningful expenses complying with such laws and regulations.

As of September 30, 2023, we supplied franchised stores primarily located in the U.S. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

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

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect our business, financial condition or results of operations in future periods are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties and are not the only risks and uncertainties we face. Additional risks not currently known to us, or we currently deem to be immaterial, also may materially adversely affect our business, financial condition or results of operations in future periods.

Operational, Strategic and General Business Risks

The beauty products distribution industry is highly competitive and is consolidating.

We face significant competition from other beauty stores and outlets, salons, mass merchandisers, online retailers, drug stores and supermarkets. The primary competitive factors in the beauty products distribution industry are price, quality, perceived value, consumer brand name recognition, packaging and variety and availability, customer service, desirable store locations, in-stock inventory and, with respect to e-commerce, look and feel of website and delivery times and costs. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices in efforts to retain business or channel share, particularly because customers are able to quickly and conveniently comparison shop and determine real-time product availability using digital tools, which can lead to decisions driven solely by price, the functionality of the digital tools, or a combination of these and other factors. Some of our competitors have greater financial and other resources than we do and are less leveraged than our business and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions. Furthermore, there are few significant barriers to entry into the marketplace for most of the products we sell making it easy for new market entrants to compete with us. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.

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

Our success depends in part on our ability, and our distributed third-party brands' ability, to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for specific beauty products. If we or the brands we distribute do not timely identify and properly respond to evolving trends and changing consumer demands for beauty products in the geographies in which we compete, our sales may decline significantly. Furthermore, we may accumulate additional inventory and be required to mark down unsold inventory to prices that are significantly lower than normal prices, which would adversely impact our margins and could further adversely impact our business, financial condition and results of operations. Additionally, a large percentage of our SBS product sales come from our owned and exclusive-label brand products. The development and promotion of these owned and exclusive-label brand products often occur well before these products are sold in our stores. As a result, the success of these owned and exclusive-label brand products is largely dependent on our ability to develop products that meet future consumer preferences at prices that are acceptable to our customers. Furthermore, we may have to spend a significant amount on the advertising and marketing of our owned and exclusive-label brands to drive customer awareness of these brands. There can be no assurance that any new owned and exclusive-label brand will meet consumer preferences, gain acceptance among our customer base or generate sales to become profitable or to cover the costs of its development and promotion.

We expect continuously changing fashion-related trends and consumer tastes to influence future demand for beauty products. Changes in consumer tastes, fashion trends and brand reputation can have an impact on our financial performance. If we or third-party brands we distribute are unable to anticipate and respond to trends in the marketplace for beauty products and changing consumer demands and/or maintain a strong brand reputation, our business could suffer.

Our future success depends in part on our ability to successfully implement our strategic initiatives to improve the customer experience, attract new customers and improve the sales productivity of our stores.

We are continuing the implementation of a significant number of strategic initiatives designed to enhance our customer centricity, increase our owned brand sales penetration, improve operational efficiency and optimize our capabilities, including through closure of underperforming stores and consolidation of distribution centers. There can be no assurance that these or future strategic initiatives will be successful. Furthermore, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. If these strategic initiatives are not successful, our comparative sales will suffer and our growth prospects, financial results, profitability and cash flows will also be adversely impacted.

Our restructuring plans may not be successful, or we may not fully realize the expected cost savings and/or operating efficiencies.

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

Additionally, since we purchase products from many manufacturers and fillers under at-will contracts and contracts which can be terminated without cause upon 90 days’ notice or less, or which expire without express rights of renewal, manufacturers and fillers could discontinue sales to us immediately or upon short notice. Some of our contracts with manufacturers may be terminated if we fail to meet specified minimum purchase requirements. If minimum purchase requirements are not met, we do not have contractual assurances of continued supply. In lieu of termination, a manufacturer may also change the terms upon which it sells, for example, by raising prices or broadening distribution to third parties. For these and other reasons, we may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

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

Furthermore, from time to time, we receive shipments of product from our suppliers that fail to conform to our quality control standards. A failure in our quality control program may result in diminished inventory levels and product quality, which in turn may result in increased order cancellations and product returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition.

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

Our suppliers frequently attempt to pass on higher production costs, which have generally increased as a result of inflation over the past few years, which may impact our ability to maintain or grow our margins. The price and availability of raw materials may be impacted by inflation, demand, regulation, weather and other factors. Additionally, manufacturers have and may continue to have increases in other manufacturing costs, such as transportation, labor and benefit costs. These increases in production costs result in higher merchandise costs to us. We may not always be able to pass on those cost increases to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our e-commerce businesses may be unsuccessful or, if successful, may redirect sales from our stores.

We offer many of our beauty products for sale through our e-commerce businesses in the U.S. (such as www.sallybeauty.com, www.cosmoprofbeauty.com, www.cosmoprofequipment.com and mobile commerce-based apps) and abroad. We have recently undertaken a number of initiatives to significantly advance our digital commerce capabilities and grow our e-commerce businesses. As a result, we are more susceptible to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our e-commerce operations, websites and software and other related operational systems. Furthermore, our e-commerce businesses face significant competition from larger retailers with more established e-commerce platforms as well as online retailers, including Amazon, and on-line store e-commerce platforms such as Shopify.

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

The majority of the products that BSG sells, including those sold by our Armstrong McCall franchisees, are meant to be used exclusively by salons and individual salon professionals or sold exclusively to their retail consumers. However, despite our efforts to prevent diversion, incidents of product diversion occur, whereby our products are sold by these purchasers (and possibly by other bulk purchasers such as franchisees) to wholesalers and ultimately to general merchandise retailers, among others. These retailers, in turn, sell such products to consumers. The diverted product may be old, tainted or damaged and sold through unapproved outlets, all of which could diminish the value of the particular brand. In addition, such diversion may result in lower net sales for BSG should consumers choose to purchase diverted products from retailers rather than purchasing from our customers or choose other products altogether because of the perceived loss of brand prestige. Furthermore, in many instances, BSG is subject to certain anti-diversion obligations under these manufacturers’ contracts, that if violated may result in the termination of such contracts. In addition, our investigation and enforcement of these anti-diversion obligations may require us to cease selling to customers suspected of diversion which could impact BSG’s net sales.

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

If our marketing, advertising and promotional programs are unsuccessful, our results of operations and financial condition could be adversely affected.

If our marketing, advertising and promotional programs are unsuccessful, our results of operations and financial condition could be adversely affected. Customer traffic and demand for our merchandise are influenced by our advertising, marketing and promotional activities. We use marketing, advertising and promotional programs to attract customers through various media, including social media, websites, mobile applications, e-mail, and print. Our future growth and profitability will depend in part upon the effectiveness and efficiency of our advertising and marketing programs. Further, disruption to certain media channels could have a material adverse effect on our results of operations and financial condition.

In particular, there has been a substantial increase in the use of social media platforms – including blogs, social media websites and other forms of digital communications – and the influence of social medial influencers in the beauty products industry. Furthermore, social media advertising and marketing continues to increase in importance as consumers are paying less attention to more traditional media. As a result, the success of our marketing and advertising programs are increasingly dependent on the effectiveness of industry influencers that we engage to promote our products. Furthermore, actions taken by these individuals could harm our brand image. Our marketing efforts through social media platforms and influencers may not be successful and the availability of these platforms may make it easier for smaller competitors to compete with us.

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

Our success has depended, and will continue to depend, in large part on our ability to attract and retain senior executives who possess extensive knowledge, experience and managerial skill applicable to our business. Significant leadership changes or executive management transitions involve inherent risk and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance. In addition, from time to time, key executive personnel leave our Company, and we may not be successful in attracting, integrating and retaining the personnel required to grow and operate our business profitably. While we strive to mitigate the negative impact associated with the loss of a key executive employee, an unsuccessful transition or loss could significantly disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be successful in introducing additional store concepts.

We may, from time to time, seek to develop and introduce new store concepts. Our ability to succeed in the early stages of new concepts could require significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that we will be able to develop and grow these or any other new concepts to a point where they will become profitable, or generate positive cash flow. If we cannot successfully develop and grow these new concepts, our financial condition and results of operations may be adversely impacted.

General Economic, Market and Foreign Risks

The political, social and economic conditions in the geographies we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be materially affected by conditions in the global capital markets and the economy and regulatory environment generally, both in the U.S. and internationally. Concerns over inflation, rising interest rates, labor shortages, energy costs, geopolitical issues, uncertainty with respect to elections, terrorism, civil unrest, the availability and cost of credit, the mortgage market, and the real estate and other financial markets in the U.S. and Europe have contributed to increased volatility and diminished expectations for the U.S. and certain foreign economies. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and salons and salon professionals. Continued uncertainty in the economy could adversely impact consumer purchases of discretionary items such as beauty products as well as adversely impact the frequency of salon services performed by professionals using products purchased from us. Factors that could affect consumers’ willingness to make such discretionary purchases include: inflation, general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit and consumer confidence in future economic conditions. A prolonged economic downturn or acute recession can adversely affect consumer spending habits and result in lower than expected net sales. The economic climate could also adversely affect our vendors. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Price inflation for labor, materials and services, could adversely affect our business, results of operations and financial condition.

We experienced considerable price inflation in costs for labor, materials and services during the past two years. While inflation is stabilizing, we may not be able to continue to pass through inflationary cost increases and, if inflationary pressures are sustained, we may only be able to recoup a portion of our increased costs in future periods. Our ability to raise prices to reflect increased costs may also be limited by competitive conditions in the market for our products.

The occurrence of natural disasters or acts of violence or terrorism could adversely affect our operations and financial performance.

The occurrence of natural disasters (the severity and frequency of which may be exacerbated by climate change) or acts of violence, terrorism or civil unrest could result in physical damage to our properties, the temporary closure of stores or distribution centers, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from domestic or foreign suppliers, the temporary disruption in the delivery of goods to our distribution centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers. If one or more natural disasters or acts of violence or terrorism were to impact our business, we could, among other things, incur significantly higher costs and longer lead times associated with distributing products. Furthermore, insurance costs associated with our business may rise significantly in the event of a large scale natural disaster or act of violence or terrorism.

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

We operate on a global basis, and approximately 10% of our net revenues from continuing operations in fiscal year 2023, were generated outside North America. Non-U.S. operations are subject to many risks and uncertainties, including ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, sovereign default risk and actual or anticipated military or political conflicts, labor market disruptions, sanctions, boycotts, new or increased tariffs, quotas, exchange or price controls, trade barriers or other restrictions on foreign businesses, our failure to effectively and timely implement processes and policies across our diverse operations and employee base and difficulties and costs associated with complying with a wide variety of complex and potentially conflicting regulations across multiple jurisdictions. Non-U.S. operations also increase the risk of non-compliance with U.S. laws and regulations applicable to such non-U.S. operations, such as those relating to sanctions, boycotts and improper payments.

In addition, sudden disruptions in business conditions as a consequence of events such as terrorist attacks, war or other military action or the threat of further attacks, including the wars in Ukraine and in the Middle East, pandemics or other crises or vulnerabilities or as a result of adverse weather conditions or climate changes, may have an impact on consumer spending, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows as well as the trading price of our securities.

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

We do not control the production process for the products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer or owned and exclusive-label brand filler before we offer such product for resale. In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding the composition, manufacture and safety of the products as well as the compliance of our product labels with government regulations. Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, include inadequate warnings concerning flammability or interactions with other substances or that we knew or should have known of an alleged defect. For example, recently numerous cases have been filed against beauty product manufacturers and distributors alleging harm from chemical hair straighteners and hair relaxer products, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective. Furthermore, such claims could have an adverse impact on our reputation.

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

Failure to meet evolving expectations for reporting on environmental, social, and governance ("ESG") matters could adversely affect our sales and results of operations.

Expectations from investors, customers, team members, government agencies and other third parties concerning ESG reporting have increased, and our ability to meet those expectations is dependent on a variety of factors, including cooperation from sourcing vendors and other third parties and having access to consistent and reliable data. Negative customer perceptions regarding the safety and sourcing of the products we sell and the sufficiency and transparency of our reporting on ESG matters and events that give rise to actual, potential, or perceived compliance and social responsibility concerns could hurt our reputation, result in lost sales, cause our customers to seek alternative sources for their needs and make it difficult and costly for us to regain the confidence of our customers. Furthermore, costs associated with ESG initiatives may have an adverse impact on our business, financial condition and operating results.

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

As part of our operations, we, together with third parties acting on our behalf, receive, process and maintain sensitive and confidential information about our customers, employees and other third parties. Processing, maintenance and transmission of information is a critical part of our business operations. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. We believe that our security safeguards follow appropriate practices in the prevention of security and data breaches and the mitigation of cybersecurity risks. Despite these safeguards and our other security processes and protections, our systems and processes may be vulnerable to security breaches and cyber-attacks, which are evolving and increasingly sophisticated (such as denial-of-service, ransomware, phishing, supply chain and social engineering attacks), as well as to physical breach, vandalism, sabotage, user malfeasance, viruses, misplaced or lost data and inadvertent data disclosure by third parties or us.

A significant data security breach, including misappropriation of our customers’ or employees’ confidential information, could result in significant costs to us, which may include, among others, potential liabilities to payment card networks for reimbursements of credit card fraud and card reissuance costs, including fines and penalties, potential liabilities from governmental or third-party investigations, proceedings or litigation, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results. If our third-party suppliers of vendors are subject to cyber-attacks, data breaches, other security incidents, or disruption of information technology systems or software, such events could expose us to liability, damage our reputation, and have a material adverse effect on our business. While we carry insurance that would mitigate losses in connection with security breaches and cyber incidents, insurance may be insufficient to compensate us fully for potentially significant losses.

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

We are also subject to an evolving body of federal, state and non-U.S. laws, rules, regulations, guidelines and principles regarding data privacy and security, the scope and impact of which are uncertain. Several governments, as well as the EU, have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations, and there is an increase in allowing private rights of action. In 2023, changes to the California Consumer Privacy Act occurred in the form of the California Privacy Rights Act (“CPRA”), which expanded consumer privacy rights and extend application to our California employees. In addition, a number of U.S. states have enacted consumer privacy laws that are expected to take effect in 2024 and beyond, or have revived existing state laws with new meaning, potentially subjecting retailers to privacy-based class action lawsuits. We also expect to see rapid changes and corresponding regulator action and private rights of action related to the use of text messaging to communicate with customers, the collection and use of biometric data and dark patterns. We continue to monitor our compliance with the European privacy regulation, General Data Protection Regulation (“GDPR”), which applies to how organizations are required to handle the personal data of EU citizens and individuals residing in the EU as well as the UK GDPR post-Brexit. Data privacy is, and may continue to be, a rapidly evolving area of law. Any potential inability to comply with such laws, rules, regulations, guidelines and principles or to quickly adapt our practices to reflect them as they develop, could potentially subject us to significant fines, damages, liabilities and reputational harm, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

Outstanding borrowings under our ABL facility, if any, and our term loan B are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net earnings and cash flows will correspondingly decrease. We are currently party to, and in the future, we may enter into additional, derivative instruments, such as interest rate caps and swaps, to reduce our exposure to changes in interest rates on our term loan B. However, we may not maintain derivative instruments with respect to all of our variable rate indebtedness, and any instruments we enter into may not fully mitigate our interest rate risk.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, our ability to obtain financing in the future and our ability to react to changes in our business.

As of September 30, 2023, certain of our subsidiaries, including Sally Holdings LLC, which we refer to as Sally Holdings, had an aggregate principal amount of approximately $1.1 billion of outstanding debt.

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

In addition, we and our subsidiaries may incur substantial additional indebtedness in the future. As of September 30, 2023, our ABL facility provided us commitments for additional borrowings of up to approximately $482.6 million, subject to borrowing base limitations, outstanding letters of credit and limitations on cash hoarding above certain balances, once utilized. If new debt is added to our current debt levels, the related risks we face would increase, and we may not be able to meet all our debt obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our stores and a number of our warehouse and remote office locations are leased while our corporate headquarters in Denton, Texas and three warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores per state in the U.S. and certain international locations, as of September 30, 2023:

	SBS	BSG
Location	Company- Operated	Company- Operated	Franchise
United States (including Puerto Rico)
Alabama	39	12	2
Alaska	4	3	—
Arizona	74	32	4
Arkansas	25	11	—
California	244	154	—
Colorado	46	19	—
Connecticut	24	20	—
Delaware	6	2	—
Florida	167	76	2
Georgia	76	29	—
Hawaii	6	5	—
Idaho	14	11	—
Illinois	73	49	—
Indiana	49	32	—
Iowa	23	11	—
Kansas	19	9	—
Kentucky	41	21	—
Louisiana	37	—	16
Maine	7	4	—
Maryland	24	22	—
Massachusetts	39	27	—
Michigan	64	35	—
Minnesota	33	20	—
Mississippi	24	2	6
Missouri	41	17	—
Montana	8	7	—
Nebraska	17	8	—
Nevada	31	15	—
New Hampshire	14	8	—
New Jersey	37	14	—
New Mexico	22	4	3
New York	69	47	—
North Carolina	86	38	—
North Dakota	4	5	—
Ohio	107	57	—
Oklahoma	39	2	5
Oregon	32	14	—
Pennsylvania	75	58	—
Puerto Rico	37	6	—
Rhode Island	6	4	—
South Carolina	38	14	—
South Dakota	5	4	—

	SBS	BSG
Location	Company- Operated	Company- Operated	Franchise
United States (including Puerto Rico)
Tennessee	59	30	—
Texas	268	6	94
Utah	31	23	—
Vermont	2	1	—
Virginia	47	33	—
Washington	47	29	—
West Virginia	11	7	—
Wisconsin	32	27	—
Wyoming	4	1	—
Total United States (including Puerto Rico)	2,327	1,085	132
International:
United Kingdom	236	—	—
Mexico	243	—	—
Canada	109	121	—
France	75	—	—
Belgium	53	—	—
Chile	35	—	—
Netherlands	27	—	—
Spain	20	—	—
Other	23	—	—
Total International	821	121	—
Total Store Count	3,148	1,206	132

The following table provides locations for our significant offices and warehouses and our corporate headquarters, as of September 30, 2023:

Location	Type of Facility	Approximate Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters	200,000	N/A
Reno, Nevada	Warehouse	253,000	SBS
Columbus, Ohio	Warehouse	246,000	SBS
Jacksonville, Florida	Warehouse	237,000	SBS

Leased Properties:
Fort Worth, Texas	Warehouse	494,000	BSG
Greenville, Ohio	Warehouse	245,000	BSG
Fresno, California	Warehouse	200,000	BSG
Blackburn, Lancashire, England	Warehouse	195,000	SBS
Spartanburg, South Carolina	Warehouse	190,000	BSG
Ghent, Belgium	Office, Warehouse	94,000	SBS
Ronse, Belgium	Office, Warehouse	91,000	SBS
Guadalupe, Nuevo Leon, Mexico	Warehouse	78,000	SBS
Ghent, Belgium	Warehouse	67,000	SBS
Calgary, Alberta, Canada	Warehouse	60,000	BSG
Mississauga, Ontario, Canada	Warehouse	60,000	BSG
Saint-Jerome, Quebec, Canada	Warehouse	50,000	BSG

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, in various claims and lawsuits incidental to the conduct of our business. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and may or may not cover any or all of our liabilities in respect of these matters. Although the ultimate disposition of these claims and proceedings cannot be predicted with certainty, we do not currently believe the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future adverse judgments and costs would not be material to our financial position, cash flows or results of operations for a particular period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “SBH.”

Holders

As of November 10, 2023, there were 432 stockholders of record of our common stock.

Dividends

We have not declared or paid dividends at any time during the two fiscal years prior to the date of this Annual Report. We currently anticipate we will retain future earnings to support investments in our business, to repay outstanding debt or to return capital to shareholders through share repurchases. Any determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, including under our debt agreements and instruments, cash requirements and other factors our Board of Directors deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock during the three months ended September 30, 2023:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2023	—	$—	—	$595,792,425
August 1 through August 31, 2023	1,511,427	9.92	1,511,427	580,792,429
September 1 through September 30, 2023	—	—	—	580,792,429
Total this quarter	1,511,427	$9.92	1,511,427	$580,792,429
(1)
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

The following graph illustrates the five-year comparative total return among Sally Beauty Holdings, Inc., the S&P 500 Index (“S&P 500”) and the Dow Jones U.S. Specialty Retailers Index (“DJ US Specialty Retailers”) assuming $100 was invested on September 30, 2018, and dividends, if any, were reinvested. The DJ US Specialty Retailers is a non-managed index and provides a comprehensive view of issuers, including our common stock, that are primarily in the U.S. retail sector.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Sally Beauty Holdings, Inc.
S&P 500
DJ US Specialty Retailers
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/18
9/19
9/20
9/21
9/22
9/23

Fiscal year ended	September 30, 2018	September 30, 2019	September 30, 2020	September 30, 2021	September 30, 2022	September 30, 2023
Sally Beauty Holdings, Inc.	$100.00	$80.97	$47.25	$91.63	$68.52	$45.57
S&P 500	100.00	104.25	120.05	156.07	131.92	160.44
DJ US Specialty Retailers	100.00	94.71	135.93	173.25	113.59	129.08

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of Sally Beauty’s financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, for a discussion of the financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty and the related notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Financial Results Summary of the Fiscal Year Ended September 30, 2023:

•
Consolidated net sales for the fiscal year decreased $87.4 million, or 2.3%, to $3,728.1 million and included a negative impact from changes in foreign currency exchange rates of $9.2 million, or 0.2% of consolidated net sales;
•
Consolidated comparable sales for the fiscal year increased 1.4%, compared to the prior fiscal year;
•
Consolidated gross profit decreased by $21.0 million, or 1.1%, to $1,898.2 million. Gross margin increased 60 basis points to 50.9% compared to the prior fiscal year;
•
Consolidated operating earnings for the fiscal year decreased $12.6 million, or 3.7%, to $325.0 million. Operating margin decreased 10 basis points to 8.7% compared to the prior fiscal year;
•
Consolidated net earnings for the fiscal year decreased $1.0 million, or 0.6%, to $184.6 million;
•
Diluted earnings per share for the fiscal year were $1.69 compared to $1.66 for the prior fiscal year; and
•
Cash provided by operations was $249.3 million for the fiscal year compared to $156.5 million for the prior fiscal year.

Distribution Center Consolidation and Store Optimization Plan

Last fiscal year, we announced our Distribution Center Consolidation and Store Optimization Plan (the "Plan"). The Plan was designed to improve overall profitability by optimizing our store base and distribution network through the planned closing of 330 SBS stores, 35 BSG stores and two BSG distribution centers. This fiscal year, we were able to complete the majority of our planned closures and further optimized our store supply chain network based on our new store fleet, while meeting our sales recapture and cost savings expectations. As of September 30, 2023, we have two BSG stores left to be closed as part of the Plan and expect additional immaterial costs to be incurred in the first half of fiscal year 2024.

See Note 16 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information on the Plan.

Trends Impacting Our Business

Global inflationary pressures continued to influence consumer and stylist shopping behavior along with the cost for products and services. In the U.S. and Canada, we saw our SBS retail customers color their hair less frequently and reduce the size of their basket when they shop with us, while at BSG we saw a continuation of stylist demand trends of buying closer to needs we’ve seen over the last several quarters. These inflationary pressures have also impacted wages, especially among retail and hourly employees, as we have experienced an increase in our labor costs in order to attract and retain associates.

During the fiscal year, these headwinds have resulted in lower traffic and conversion in our business and increases in certain operating costs. We continue to monitor these challenges and implement measures to help mitigate their impacts, including managing our inventory levels to reduce out-of-stock items, adjusting our promotional activities, optimizing our store base and expanding our partnerships with delivery service providers. Although these initiatives have helped mitigate ongoing macro-headwinds, we cannot reasonably predict the long-term effects of inflation. Furthermore, in a measure to curb inflation, the U.S. Federal Reserve has increased the federal funds effective rate. In turn, these increases have raised the interest expense of some of our customers’ outstanding borrowings which has reduced their discretionary spending.

Comparable Sales

The Company’s initiative to invest in our digital platforms support our omni-channel strategy to provide customers an enhanced shopping experience. As such, we believe that comparable sales is an appropriate performance indicator to measure our sales growth compared to the prior period. Our comparable sales include sales from stores that have been operating for 14 months or longer as of the last day of a month and e-commerce revenue. Additionally, comparable sales include sales to franchisees and full-service sales. Our comparable sales metric excludes the effect of changes in foreign exchange rates and sales from stores relocated until 14 months after the relocation. Revenue from acquired stores are excluded from our comparable sales calculation until 14 months after the acquisition. Our calculation of comparable sales might not be the same as other retailers as the calculation varies across the retail industry.

Results of Operations

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to assess our operating performance (dollars in thousands):

			2023 vs. 2022
	Fiscal Year Ended September 30,		Amount	%
	2023	2022	Change	Change
Net sales:
SBS	$2,139,206	$2,193,044	$(53,838)	(2.5)%
BSG	1,588,925	1,622,521	(33,596)	(2.1)%
Consolidated	$3,728,131	$3,815,565	$(87,434)	(2.3)%
Gross profit:
SBS	$1,265,683	$1,273,882	$(8,199)	(0.6)%
BSG	632,497	645,283	(12,786)	(2.0)%
Consolidated	$1,898,180	$1,919,165	$(20,985)	(1.1)%
Segment gross margin:
SBS	59.2%	58.1%	110	bps
BSG	39.8%	39.8%	—	bps
Consolidated	50.9%	50.3%	60	bps

Net earnings:
Segment operating earnings:
SBS	$358,474	$350,884	$7,590	2.2%
BSG	181,275	193,407	(12,132)	(6.3)%
Segment operating earnings	539,749	544,291	(4,542)	(0.8)%
Unallocated expenses and restructuring (a) (b)	214,720	206,651	8,069	3.9%
Consolidated operating earnings	325,029	337,640	(12,611)	(3.7)%
Interest expense	72,979	93,543	(20,564)	(22.0)%
Earnings before provision for income taxes	252,050	244,097	7,953	3.3%
Provision for income taxes	67,450	60,544	6,906	11.4%
Net earnings	$184,600	$183,553	$1,047	0.6%
Number of stores at end-of-period (including franchises):
SBS	3,148	3,439	(291)	(8.5)%
BSG	1,338	1,355	(17)	(1.3)%
Consolidated	4,486	4,794	(308)	(6.4)%
Comparable sales growth (decline)
SBS	3.4%	(0.6)%	400	bps
BSG	(1.3)%	2.3%	(360)	bps
Consolidated	1.4%	0.6%	80	bps

(a)
Unallocated expenses represent certain corporate costs (such as payroll, share-based compensation, employee benefits and travel expense for corporate staff, certain professional fees and corporate governance expenses) that have not been charged to our segments and are included in SG&A expenses in our consolidated statements of earnings.
(b)
Restructuring primarily relates to the Plan.

The Fiscal Year Ended September 30, 2023, compared to the Fiscal Year Ended September 30, 2022

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$69,253
Sales outside comparable sales (a)	(121,284)
Foreign currency exchange	(1,807)
Total	$(53,838)
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months.

SBS's sales decrease was primarily driven by the impact of store closures in connection with the Plan in an amount of approximately $112.0 million, partially offset by a significant portion of these sales being recaptured in other locations including within comparable sales. The increase in SBS's comparable sales was a result of growth in our average unit retail, primarily from inflationary impacts and pricing leverage, partially offset by a decrease in our average units per transaction.

BSG. The decrease in net sales for BSG was driven by the following (in thousands):

Comparable sales	$(20,117)
Sales outside comparable sales (a)	(6,086)
Foreign currency exchange	(7,393)
Total	$(33,596)
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened (or acquired) for less than 14 months.

BSG's sales decrease was primarily driven by the impact of store closures in connection with the Plan in an amount of approximately $8.8 million and the negative impacts of exchanges rates, partially offset by a significant portion of these sales being recaptured in other locations, including within comparable sales. Additionally, BSG’s comparable sales were impacted by the continuation of stylist demand trends seen over the last several quarters, which resulted in fewer transactions and units per transaction, partially offset by an increase in our average unit retail.

Gross Profit

SBS. SBS’s gross profit decrease was driven by lower net sales, partially offset by a higher gross margin. SBS’s gross margin grew as a result of pricing leverage, increased penetration of our owned-brand products and adjustments to our expected obsolescence reserve related to the Plan.

BSG. BSG’s gross profit decreased as a result of lower net sales, while BSG’s gross margin was unchanged. Gross margin included lower product margin resulting from an unfavorable sales channel mix between stores and lower-margin Regis e-commerce sales, and a shift in some distribution center costs from selling, general and administrative expenses into gross margin, offset by adjustments to our expected obsolescence reserve related to the Plan.

Selling, General and Administrative Expenses

SBS. SBS’s SG&A expenses decreased $15.8 million, or 1.7%, to $907.2 million for fiscal year 2023, which includes the favorable impact from foreign exchange rates of $0.6 million due to the weakening of the U.S. Dollar compared to currencies in our foreign operations. As a percentage of SBS net sales, SG&A for fiscal year 2023 was 42.4% compared to 42.1% for fiscal year 2022. The increase as a percentage of sales was driven by higher wage and bonus expenses, partially offset by cost savings from the closure of stores in connection with the Plan and lower advertising expenses.

BSG. BSG’s SG&A expenses decreased $0.7 million, or 0.1%, to $451.2 million for fiscal year 2023 and includes a favorable impact from foreign exchange rates of $2.5 million. As a percentage of BSG net sales, SG&A for fiscal year 2023 was 28.4% compared to 27.9% for fiscal year 2022. The increase was primarily driven by higher labor and bonus expenses, partially offset by a shift in some distribution center costs from selling, general and administrative expense into gross margin.

Unallocated. Unallocated SG&A expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $18.4 million, or 10.3%, to $197.5 million, primarily due to higher wage and bonus expenses, insurance costs and information technology expenses. These increases were partially offset by prudent cost control and the lapping of disposal costs for obsolete personal-protective equipment inventory.

Restructuring

For fiscal year 2023, we substantially completed the planned closures under the Plan and incurred $17.2 million in restructuring charges, primarily from lease termination costs. For fiscal year 2022, we incurred $27.6 million in restructuring charges, which includes $24.8 million in asset impairments related to the Plan and other expenses in connection with a prior restructuring plan. See Note 16 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information on our restructuring plans.

Interest Expense

The decrease in interest expense was primarily due to the lapping of debt extinguishment costs related to the repayment of our 8.75% Senior Notes due 2025 in fiscal year 2022, partially offset by debt extinguishment costs related to the repricing of our Term Loan B, higher interest rates on our variable rate debt and an increase in our average borrowings outstanding under our ABL facility. Additionally, our interest rate derivatives have helped mitigate some of the impacts from higher interest rates on a portion of our variable rate debt.

Provision for Income Taxes

For fiscal year 2023 and 2022, our effective tax rate was 26.8% and 24.8%, respectively. The increase in our effective tax rate was primarily due to additional taxes and interest recorded in the current fiscal year in connection with the one-time transition tax on unrepatriated foreign earnings ("Repatriation Tax") related to fiscal year 2018, and the net benefit recognized in the prior fiscal year from the release of $19.9 million of valuation allowances against foreign subsidiary net operating losses in the prior year for which a tax benefit was recognized, offset by $7.0 million in expense arising from uncertain tax positions. See Note 14, Income Taxes, for more information on our effective tax rate.

Our effective tax rate may fluctuate on a quarterly and/or annual basis due to various factors including, but not limited to, total earnings and the mix of earnings by jurisdiction, new tax laws, as well as changes in valuation allowances and uncertain tax positions.

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations, cash and cash equivalents, and borrowings under our ABL facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures and debt-servicing. Additionally, under our share repurchase program (see below for more details) we will from time-to-time repurchase shares of our common stock on the open market to return value to our shareholders. At September 30, 2023, we had $605.6 million in our liquidity pool, which includes amounts available for borrowings under our ABL facility of $482.6 million and cash and cash equivalents of $123.0 million. Based upon the current level of operations and anticipated growth, we anticipate existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), as well as cash expected to be generated by operations and funds available under the ABL facility, will be sufficient to fund working capital requirements, potential acquisitions, anticipated capital expenditures (including information technology investments and store projects) and service our debt obligations over the next 12 months.

Our working capital (current assets less current liabilities) increased $184.2 million to $648.7 million at September 30, 2023, compared to $464.5 million at September 30, 2022. The increase in our working capital was driven by higher inventory balances, resulting from $17.2 million from foreign exchange rates and inflationary vendor cost increases, partially offset by the optimization efforts to improve inventory stocking levels. The increase was further driven by an increase in cash and cash equivalents, fewer outstanding borrowings under our ABL facility, a reduction in our accounts payable due to the timing of payments, and impacts of optimization efforts around inventory purchases. The ratio of current assets to current liabilities was 2.12 to 1.00 at September 30, 2023, compared to 1.70 to 1.00 at September 30, 2022.

Share Repurchase Programs

During the fiscal years 2023 and 2022, we repurchased and subsequently retired approximately 1.5 million shares and 6.8 million shares of our common stock under our share repurchase program at a cost of $15.0 million and $130.3 million, respectively, excluding the impact of excess taxes on share repurchases. Share repurchases are funded primarily with cash from operations and, occasionally, with borrowings under the ABL facility. As of September 30, 2023, we had approximately $580.8 million of additional share repurchase authorization remaining under our Share Repurchase Program, that expires September 30, 2025.

Historical Cash Flows

The following table shows our sources and uses of cash for the periods presented (in thousands):

	Fiscal Year Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$249,311	$156,500	$92,811
Net cash used by investing activities	(99,776)	(102,419)	2,643
Net cash used by financing activities	(100,824)	(373,679)	272,855
Effect of foreign currency exchange rate changes on cash and cash equivalents	3,732	(10,803)	14,535
Net increase (decrease) in cash and cash equivalents	$52,443	$(330,401)	$382,844

Operating Activities

The increase in net cash provided by operating activities for fiscal year 2023, compared to fiscal year 2022, was primarily driven by fewer inventory purchases in the current year as a result of the Plan and the additional inventory purchases related to BSG's growth through distribution partnerships in the prior fiscal year.

Investing Activities

The decrease in net cash used by investing activities for fiscal year 2023, compared to fiscal year 2022, was primarily due to fewer capital expenditures, partially offset by cash paid for acquisitions this fiscal year compared to last fiscal year. During the fiscal year ended 2023, we had total capital expenditures of approximately $97.8 million, excluding amounts paid in connection with the prior year, primarily in connection with investments in technology and store leasehold improvements.

Financing Activities

Net cash used by financing activities decreased as a result of fewer debt repayments during the fiscal year, compared to prior fiscal year, and fewer shares repurchased under our share repurchase program.

Debt and Guarantor Financial Information

During fiscal year 2023, we entered into a seven-year term loan facility agreement in the aggregate principal amount of $400.0 million and used the proceeds to subsequently repay our previously existing term loan facility. Subsequently during the fiscal year, we were successfully able to negotiate a reduction in the fixed interest rate spreads on borrowings under the term loan facility.

At September 30, 2023, we had $1,078.0 million in outstanding debt, excluding finance lease obligations, unamortized debt issuance costs and discounts, in the aggregate, of $8.0 million. Our debt consists of $680.0 million in 2025 Senior Notes outstanding and $398.0 million remaining on our term loan. At September 30, 2023, there were no outstanding borrowings under our ABL facility. We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes, including funding of capital expenditures, acquisitions, debt servicing and, occasionally, share repurchases. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities. During fiscal year 2023, the weighted average interest rate on our borrowings under the ABL facility was 6.1%.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

See Note 10 of the Notes to Consolidated Financial Statements in Item 8 contained in this Annual Report for additional information about our debt.

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

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of September 30, 2023 and 2022 (in thousands):

(in thousands)	September 30, 2023	September 30, 2022
Cash and cash equivalents	$66,148	$23,325
Inventory	$735,853	$714,477
Intercompany receivable	$1,658	$—
Current assets	$890,462	$827,155
Total assets	$2,076,413	$1,982,982
Current liabilities	$468,202	$549,415
Intercompany payable	$—	$4,431
Total liabilities	$2,011,075	$2,085,169

The following table presents the summarized statement of earnings information for fiscal year 2023 (in thousands):

Net sales	$3,011,054
Gross profit	$1,551,214
Earnings before provision for income taxes	$209,632
Net Earnings	$154,584

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2023 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest(a)	$72,247	$791,675	$65,881	$413,561	$1,343,364
Obligations under operating leases(b)	175,327	262,059	147,651	105,786	690,823
Obligations under finance leases	174	144	—	—	318
Purchase obligations(c)	23,345	21,824	—	—	45,169
Other long-term obligations(d)(e)	7,716	8,142	1,630	1,532	19,020
Total	$278,809	$1,083,844	$215,162	$520,879	$2,098,694

(a)
Long-term debt obligations include future interest payments on our debt outstanding as of September 30, 2023. The amounts shown above do not include deferred debt issuance costs reflected in our consolidated balance sheets, nor do they include the impact of any interest received from the impact of our interest rate swap.
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

(d)
Other long-term obligations, including current portion, principally represent obligations under our insurance and self-insurance programs. These obligations are included in accrued liabilities and other liabilities, as appropriate, in our consolidated balance sheets.
(e)
The table above does not include an estimated $8.3 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

The information contained in the table above with regards to our long-term debt obligations is based on the current terms of such debt obligations and does not reflect any assumptions about our ability or intent to refinance any of our debt either on or before their maturity. In the event we refinance some or all of the debt either on or before maturity, actual payments for some of the periods shown may differ materially from the amounts reported herein. In addition, other future events, including potential increases in interest rates, could cause actual payments to differ materially from these amounts.

Off-Balance Sheet Financing Arrangements

At September 30, 2023, we did not have any off-balance sheet financing arrangements other than obligations under letters of credit, as discussed above.

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

We estimate inventory shrinkage between physical counts and product damage based upon our historical experience. Actual results differing from these estimates could significantly affect our carrying value of inventory and cost of goods sold. Inventory shrinkage, in the aggregate, has remained less than 1.0% of consolidated net sales over the past two fiscal years. A 10% change in our estimate of inventory shrinkage and obsolescence reserves at September 30, 2023, would impact net earnings by approximately $2.1 million.

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

Changes in facts and circumstances may lead to a change in the estimated liability due to revisions of the estimated ultimate costs that affect our liability insurance coverage. Our liabilities could be significantly affected if actual results differ from our expectations or prior actuarial analyses. A 10% adjustment in our insurance liabilities at September 30, 2023, would impact net earnings by approximately $1.6 million.

The changes in our insurance liabilities were as follows (in thousands):

	Fiscal Year Ended September 30,
	2023	2022
Balance at beginning of period	$20,555	$20,596
Self-insurance expense	74,788	68,695
Payments, net of employee contributions	(73,331)	(68,736)
Balance at end of period	$22,012	$20,555

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

For fiscal years 2023 and 2021, no material impairment losses were recognized. For fiscal year 2022, we recognized an impairment loss of $24.8 million in connection with the Plan within restructuring.

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

At the end of September 2023, we determined that a triggering event had occurred, due to the recent decline in the Company's share price and market capitalization, among other factors. As a result, we conducted a quantitative assessment at September 30, 2023. The analysis requires management to make estimates and assumptions, which may differ significantly from actual results, particularly if there are significant adverse changes in our operating environment.

Based on our discounted cash flow analysis, we estimated the fair value, at September 30, 2023, for our BSG reporting unit to be approximately 18% more than its carrying value. Goodwill allocated to the BSG reporting unit, which is also defined as our BSG segment, was $457.8 million as of September 30, 2023. The critical assumptions used as part of our evaluation include a projected long-term revenue growth rate of 2.0% and a discount rate of 11.25%, based on a weighted-average cost of capital analysis (adjusted for company specific risk). The assumptions used to estimate fair value were based on the past performance of the reporting unit as well as the projections incorporated in our strategic plan, adjusted for consistency with the valuation objective of estimating the fair value of the reporting unit under ASC 350. Assuming all changes are isolated, a decrease of 100 bps in our long-term revenue growth rate would reduce our estimated fair value to be approximately 8% more than its carrying value, while a 100 bps increase to our discount rate would reduce our estimated fair value to be approximately 7% more than its carrying value.

Additionally, we determined our estimated fair value for SBS reporting unit was substantially higher that its carrying value. Goodwill allocated to the SBS reporting unit, which is also defined as our SBS segment was $75.3 million as of September 30, 2023.

Based on our quantitative analysis, we determined that no impairment existed with either reporting unit. As such, no impairment was recorded for the fiscal years 2023, 2022 or 2021.

Like goodwill, our indefinite-lived intangible assets are tested for impairment by comparing the fair value of each asset to its carrying value, but only if a triggering event exists. As of September 30, 2023, our indefinite-lived assets were comprised of only trade names. To determine the fair value of each trade name, we use the relief-from-royalty method, which estimates what a third-party would be willing to pay in royalties to receive a benefit from the use of the asset. If it is determined the asset’s fair value is less than its carrying value, then an impairment charge is recorded to reduce the carrying value down to its fair value. Due to the aforementioned goodwill triggering event, during the three months ended September 30, 2023, the Company determined that a triggering event had occurred for its intangible assets. As a result, we conducted a quantitative assessment for these intangibles at September 30, 2023, and determined that the estimated fair value for all of our material trade names were substantially higher than their carrying values. No impairment losses were recognized in fiscal years 2023, 2022 or 2021.

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

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar and the Mexican peso. In addition, we currently have exposure to the currencies of certain countries located in South America and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain of our European subsidiaries. For each of the fiscal years 2023, 2022 and 2021, less than 20% of our consolidated net sales were made in currencies other than the U.S. dollar.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.8% in the fiscal year 2023, and it would have impacted our consolidated net assets by approximately 2.2% at September 30, 2023.

As more fully discussed in Note 11 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, foreign exchange forward contracts to mitigate exposure to changes in foreign currency exchange rates.

Interest rate risk

We are sensitive to interest rate fluctuations as a result of borrowings under our ABL facility and term loan B. At September 30, 2023, there were no outstanding borrowings under the ABL facility, and the term loan B had $398.0 million in outstanding principal balance. Additionally, at September 30, 2023, we held a $200 million of SOFR denominated interest hedged under an interest rate swap agreement to help mitigate a portion of our interest rate risk. At September 30, 2023, a 1.0 percentage point interest rate increase would negatively impact our annual interest expense and cash flows by $2.2 million.

As more fully discussed in Note 11 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, derivative instruments in order to manage risk relating to cash flows and interest rate exposure.

Credit risk

We are exposed to credit risk in connection with certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe our exposure of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2023.

Our derivative instruments expose us to credit risk in the event of default by a counterparty. We believe such exposure is mitigated by the substantial resources and strong creditworthiness of the counterparties to our derivative instruments at September 30, 2023. In the event a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2023, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

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

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2024 Annual Meeting of Stockholders under the headings “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance, the Board, and Its Committees” and “Report of the Audit Committee.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2024 Annual Meeting of Stockholders under the headings “Directors’ Compensation and Benefits,” “Narrative Discussion of Director Compensation Table,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2024 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Company’s Stock.”

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of September 30, 2023, about our common stock that may be issued under all of our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	5,180,824	$17.45	6,620,616
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,180,824	$17.45	6,620,616

(a)
Includes options issued and available for exercise in connection with awards under the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”) and predecessor share-based compensation plans. The Company currently grants awards only under the 2019 Plan.
(b)
Calculation of weighted-average exercise price of outstanding awards includes stock options but does not include shares of restricted stock or restricted stock units that convert to shares of common stock for no consideration.
(c)
Represents shares that are available for issuance pursuant to the 2019 Plan, all of which are available as full value awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2024 Annual Meeting of Stockholders under the headings “Corporate Governance, the Board, and Its Committees,” “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2024 Annual Meeting of Stockholders under the heading “Proposal 3 – Ratification of Selection of Auditors.”

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

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

4.1

Amended and Restated Credit Agreement dated July 6, 2017, among the Borrowers, the Guarantors, the Lenders party thereto, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agent (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 6, 2017 †

4.2

First Amendment to Amended and Restated Credit Agreement dated April 15, 2020 among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2020

4.3

Second Amendment to Amended and Restated Credit Agreement dated September 2, 2020, among the Borrowers, the Guarantors, the Administrative Agent, the Collateral Agent, the Canadian Agent and the Lenders party thereto (as such terms are defined therein) which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 3, 2020

4.4

Third Amendment to Amended and Restated Credit Agreement dated May 11, 2021, among the Borrowers, the Guarantors, the Administrative Agent, the Collateral Agent, the Canadian Agent and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.13 to the Company’s Annual Report on Form 10-K/A filed on December 8, 2021

4.5

Amendment No. 4 dated April 19, 2023, to Credit Agreement dated July 6, 2017, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2023

4.6

Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012

4.7

Third Supplemental Indenture, dated as of December 3, 2015, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association (including the form of Note attached as an exhibit thereto), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2015

4.8

Credit Agreement, dated as of February 28, 2023, by and among Sally Holdings LLC, Sally Capital, Inc., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023

Exhibit No.	Description
4.9

First Refinancing Amendment to Credit Agreement, dated as of September 13, 2023, by and among Sally Holdings LLC, Sally Capital, Inc., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties *

10.1

Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007

10.2

Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.3

Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

10.4

Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 19, 2018

10.5

Sally Beauty Holdings, Inc. Second Amended and Restated 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 from the Company’s Annual report on Form 10-K filed on November 22, 2021

10.6

2019 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2019

10.7

2019 Form of Stock Option Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.8

2019 Form of Restricted Stock Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.9

Form of Severance Agreement between each of Mark G. Spinks and the Company effective July 31, 2015, Scott C. Sherman and the Company effective October 1, 2017, John M. Henrich and the Company effective June 10, 2019, Marlo Cormier and the Company effective April 9, 2020, and Denise Paulonis and the Company effective October 1, 2021, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 5, 2012

10.10

Sally Beauty Holdings, Inc. Fourth Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on November 14, 2018

10.11

2022 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.12

2022 Form of Restricted Stock Unit Agreement pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.13

2022 Form of Performance Unit Award Agreement in connection to Relative Total Shareholder Return pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

Exhibit No.	Description
10.14

2022 Form of Performance Unit Award Agreement in connection to FY2023 Adjusted Operating Income pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.15

2022 Form of Performance Unit Award Agreement in connection to FY2024 Adjusted Operating Income pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.16

2022 Form of Performance Unit Award Agreement in connection to FY2025 Adjusted Operating Income pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.17	Sally Beauty Holdings, Inc. Third Amended and Restated 2019 Omnibus Incentive Plan *

10.18	Sally Beauty Holdings, Inc. Compensation Recoupment Policy *

10.19	Sally Beauty Holdings, Inc. Fifth Amended and Restated Independent Director Compensation Policy *

10.20	2023 Form of Performance Unit Award Agreement in connection to FY24, FY25 and FY26 Adjusted Operating Income pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan *

10.21	2023 Form of Performance Unit Award Agreement in connection to Relative Total Shareholder Return pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan *

21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*

22	List of Subsidiary Guarantors*

23.1	Consent of KPMG*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Denise Paulonis*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Denise Paulonis*

32.2	Section 1350 Certification of Marlo M. Cormier*

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

* Included herewith

† Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(c) Financial Statement Schedules

None

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of November, 2023.

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

Signature	Title	Date

/s/ Denise Paulonis	President, Chief Executive Officer and Director (Principal Executive Officer)	November 16, 2023
Denise Paulonis

/s/ Marlo M. Cormier	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 16, 2023
Marlo M. Cormier

/s/ Kim McIntosh	Group Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	November 16, 2023
Kim McIntosh

/s/ Diana S. Ferguson	Chairman of the Board of Directors	November 16, 2023
Diana S. Ferguson

/s/ Rachel R. Bishop	Director	November 16, 2023
Rachel R. Bishop

/s/ Jeffrey Boyer	Director	November 16, 2023
Jeffrey Boyer

/s/ Dorlisa K. Flur	Director	November 16, 2023
Dorlisa K. Flur

/s/ James M. Head	Director	November 16, 2023
James M. Head

/s/ Linda Heasley	Director	November 16, 2023
Linda Heasley

/s/ Lawrence P. Molloy	Director	November 16, 2023
Lawrence P. Molloy

/s/ Erin Nealy Cox	Director	November 16, 2023
Erin Nealy Cox

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements

Years ended September 30, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sally Beauty Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023. based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of vendor rebates and concessions

As discussed in Note 1 to the consolidated financial statements, accounts receivable, other, consists primarily of amounts due from the Company’s vendors under contractual agreements (collectively referred to as vendor rebates and concessions). These agreements are often specific to a particular product or promotion for a specified period of time, which results in a high volume of agreements, each with potentially non-standardized terms and conditions governing how the rebate is earned and calculated. Therefore, the inputs used to calculate the vendor rebates and concessions, which can include financial and non-financial data from multiple sources, will vary depending on the specific terms of the agreements. Accounts receivable, other was $42.5 million as of September 30, 2023.

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

Assessment of goodwill for impairment

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company tests goodwill for impairment at least annually and whenever events or changes in circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The total goodwill balance as of September 30, 2023, was $533.1 million, of which $75.3 million and $457.8 million were allocated to the Sally Beauty Supply reporting unit and the Beauty Systems Group reporting unit, respectively. At the end of September 2023, the Company experienced a decline in share price and market capitalization, among other factors. As a result, the Company determined that a triggering event had occurred, which required the performance of a goodwill impairment test. The Company used the discounted cash flow method to determine the fair value of its reporting units.

We identified the assessment of goodwill for impairment as a critical audit matter. A high degree of subjective auditor judgment and the need to involve valuation professionals with specialized skills and knowledge were required to evaluate the projected revenue growth rates, terminal growth rate, and discount rate for the Beauty Systems Group reporting unit. Additionally, the comparison of the Company’s estimate of fair value as determined by the discounted cash flow models and the Company’s market capitalization at the reporting date required the involvement of professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. This included controls over the projected revenue growth rates, terminal growth rate, and development of the discount rate for the Beauty Systems Group reporting unit. We compared the Company’s projected revenue growth rates and terminal growth rate for the Beauty Systems Group reporting unit to the reporting unit’s historical performance and to relevant market data. We also performed sensitivity analyses for the fair value of the Beauty Systems Group reporting unit using various projected revenue growth rates, terminal growth rates, and various discount rates to assess their impact on the Company’s determination of the fair value of the Beauty Systems Group reporting unit. To assess the Beauty Systems Group reporting unit’s ability to project revenues, we compared the Beauty Systems Group reporting unit’s historical growth rate forecasts to actual results. We involved valuation professionals with specialized skills and knowledge, who assisted in:

- evaluating the Beauty Systems Group reporting unit’s discount rate by comparing it against discount rates that were independently developed using publicly available third-party market data for comparable entities,

- evaluating the Beauty Systems Group reporting unit’s terminal growth rate by comparing it with projected revenue growth rates of peer companies based on publicly available market data,

- calculating the Beauty Systems Group reporting unit’s implied fair value earnings multiples as derived from the reporting unit’s discounted cash flow values, and comparing them to the observed earnings multiples from a set of comparable public companies, and

- assessing the Company’s estimated fair values of its reporting units on a combined basis compared to the Company’s market capitalization.

We have served as the Company’s auditor since 2006.

/s/ KPMG LLP

Dallas, Texas

November 16, 2023

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2023 and 2022

(In thousands, except par value data)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$123,001	$70,558
Trade accounts receivable, net	33,421	34,102
Accounts receivable, other	42,454	38,175
Inventory	975,218	936,374
Other current assets	53,903	53,192
Total current assets	1,227,997	1,132,401
Property and equipment, net	297,779	297,876
Operating lease assets	570,657	532,177
Goodwill	533,081	526,066
Intangible assets, excluding goodwill, net	55,171	50,315
Other assets	40,565	38,032
Total assets	$2,725,250	$2,576,867
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,173	$68,658
Accounts payable	258,884	275,717
Accrued liabilities	163,366	161,065
Current operating lease liabilities	150,479	157,734
Income taxes payable	2,355	4,740
Total current liabilities	579,257	667,914
Long-term debt	1,065,811	1,083,043
Long-term operating lease liabilities	455,071	424,762
Other liabilities	23,139	22,427
Deferred income tax liabilities, net	93,224	85,085
Total liabilities	2,216,502	2,283,231
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 106,266 and 107,024 shares issued and 106,266 and 106,970 shares outstanding at September 30, 2023 and 2022, respectively	1,063	1,070
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	5,677	4,241
Accumulated earnings	624,772	440,172
Accumulated other comprehensive loss, net of tax	(122,764)	(151,847)
Total stockholders’ equity	508,748	293,636
Total liabilities and stockholders’ equity	$2,725,250	$2,576,867

The accompanying notes are an integral part to these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Fiscal Years ended September 30, 2023, 2022 and 2021

(In thousands, except per share data)

	2023	2022	2021
Net sales	$3,728,131	$3,815,565	$3,874,997
Cost of goods sold	1,829,951	1,896,400	1,921,663
Gross profit	1,898,180	1,919,165	1,953,334
Selling, general and administrative expenses	1,555,946	1,553,948	1,530,280
Restructuring	17,205	27,577	4,611
Operating earnings	325,029	337,640	418,443
Interest expense	72,979	93,543	93,509
Earnings before provision for income taxes	252,050	244,097	324,934
Provision for income taxes	67,450	60,544	85,076
Net earnings	$184,600	$183,553	$239,858
Earnings per share:
Basic	$1.72	$1.69	$2.13
Diluted	$1.69	$1.66	$2.10
Weighted average shares:
Basic	107,332	108,665	112,653
Diluted	109,336	110,293	114,212

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Fiscal Years ended September 30, 2023, 2022 and 2021

(In thousands)

	2023	2022	2021
Net earnings	$184,600	$183,553	$239,858
Other comprehensive (loss) income:
Foreign currency translation adjustments	28,282	(60,974)	9,957
Interest rate swap, net of tax	3,716	—	—
Interest rate caps, net of tax	(1,960)	4,045	918
Foreign exchange contracts, net of tax	(955)	(277)	(813)
Other comprehensive (loss) income, net of tax	29,083	(57,206)	10,062
Total comprehensive income	$213,683	$126,347	$249,920

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended September 30, 2023, 2022 and 2021

(In thousands)

	2023	2022	2021
Cash Flows from Operating Activities:
Net earnings	$184,600	$183,553	$239,858
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	102,409	99,929	102,201
Share-based compensation expense	15,862	9,944	11,656
Amortization of deferred financing costs	2,693	3,351	4,212
Impairment of long-lived assets, including operating lease assets	3,424	25,029	628
Net gain on disposal of long-lived assets	(92)	(53)	(338)
Net loss on extinguishment of debt	2,395	16,439	4,260
Deferred income taxes	9,626	(17,592)	(7,336)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	1,462	(3,184)	2,923
Accounts receivable, other	(3,327)	(5,999)	(13,972)
Inventory	(21,533)	(96,195)	(52,277)
Other current assets	(102)	(9,536)	976
Other assets	(695)	4,148	4,360
Accounts payable and accrued liabilities	(29,697)	(46,289)	79,851
Income taxes payable	(2,152)	(6,698)	8,041
Operating lease assets and liabilities	(16,268)	6,233	730
Other liabilities	706	(6,580)	(3,913)
Net cash provided by operating activities	249,311	156,500	381,860
Cash Flows from Investing Activities:
Payments for property and equipment	(90,742)	(99,250)	(73,904)
Proceeds from sales of property and equipment	—	—	235
Acquisitions, net of cash acquired	(9,034)	(3,169)	(2,350)
Net cash used by investing activities	(99,776)	(102,419)	(76,019)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,289,622	520,003	22
Repayments of long-term debt	(1,370,799)	(770,286)	(422,258)
Debt issuance costs	(5,214)	—	(1,300)
Payments for common stock repurchased	(15,150)	(130,328)	—
Proceeds from exercises of stock options	717	6,932	3,568
Net cash used by financing activities	(100,824)	(373,679)	(419,968)
Effect of foreign exchange rate changes on cash and cash equivalents	3,732	(10,803)	935
Net increase (decrease) in cash and cash equivalents	52,443	(330,401)	(113,192)
Cash and cash equivalents, beginning of period	70,558	400,959	514,151
Cash and cash equivalents, end of period	$123,001	$70,558	$400,959
Supplemental Cash Flow Information:
Interest paid	$71,945	$82,072	$88,982
Income taxes paid	$63,808	$82,607	$79,765
Capital expenditures incurred but not paid	$22,790	$15,757	$19,932

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Fiscal Years ended September 30, 2023, 2022 and 2021

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2020	112,405	$1,124	$1,913	$117,109	$(104,703)	$15,443
Net earnings	—	—	—	239,858	—	239,858
Other comprehensive income, net of tax	—	—	.	—	10,062	10,062
Share-based compensation	—	—	11,656	—	—	11,656
Stock issued for equity awards	579	6	4,762	—	—	4,768
Employee withholding taxes paid related to net share settlement	(71)	(1)	(1,045)	—	—	(1,046)
Balance at September 30, 2021	112,913	1,129	17,286	356,967	(94,641)	280,741
Net earnings	—	—	—	183,553	—	183,553
Other comprehensive loss, net of tax	—	—	—	—	(57,206)	(57,206)
Repurchases of common stock	(6,833)	(68)	(29,912)	(100,348)	—	(130,328)
Share-based compensation	—	—	9,944	—	—	9,944
Stock issued for equity awards	949	10	8,102	—	—	8,112
Employee withholding taxes paid related to net share settlement	(59)	(1)	(1,179)	—	—	(1,180)
Balance at September 30, 2022	106,970	1,070	4,241	440,172	(151,847)	293,636
Net earnings	—	—	—	184,600	—	184,600
Other comprehensive income, net of tax	—	—	—	—	29,083	29,083
Repurchases of common stock	(1,511)	(15)	(15,135)	—	—	(15,150)
Share-based compensation	—	—	15,862	—	—	15,862
Stock issued for equity awards	900	9	1,876	—	—	1,885
Employee withholding taxes paid related to net share settlement	(93)	(1)	(1,167)	—	—	(1,168)
Balance at September 30, 2023	106,266	$1,063	$5,677	$624,772	$(122,764)	$508,748

The accompanying notes are an integral part of these consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

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

Trade Accounts Receivable and Accounts Receivable, Other

Trade accounts receivable consist of credit extended directly to certain customers who meet our credit requirements in the ordinary course of business and are stated at their carrying values, net of an allowance for doubtful accounts. Our allowance is determined by estimating expected credit losses based on historical trends. At September 30, 2023 and 2022, our allowance for doubtful accounts was $1.1 million for both years. Our allowance for doubtful accounts is regularly reviewed on the basis of our historical collection data and current customer information. Customer account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Other accounts receivable consist primarily of amounts due from vendors under various contractual agreements and include volume rebates and other promotional considerations.

Inventory and Cost of Goods Sold

Inventory is stated at the lower of weighted average cost or net realizable value. Inventory cost reflects actual product costs, the cost of transportation to our distribution centers, buying costs and certain shipping and handling costs, such as freight from the distribution centers to the stores and handling costs incurred at the distribution centers. When assessing the net realizable value of inventory, we consider several factors including estimates of future demand for our products, historical turn-over rates, the age and sales history of the inventory, and historic and anticipated changes in stock keeping units.

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

Fiscal Years ended September 30, 2023, 2022 and 2021

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

Furthermore, during fiscal year 2023, we had subsequent favorable adjustments related to the established inventory reserves recorded in fiscal year 2022 in connection with our Distribution Center Consolidation and Store Optimization Plan (the "Plan") included in cost of products sold on our consolidated statements of earnings. During fiscal year 2021, we had favorable adjustments related to the established inventory reserve in connection with our Transformation Plan in cost of products sold on our consolidated statements of earnings. Please see Note 16, Restructuring, for more information on our restructuring plans.

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

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases, reduced by tenant improvement allowances and any rent abatement. Operating lease assets are tested for impairment in the same manner as our long-lived assets. No material impairment losses were recorded during fiscal years 2023 or 2021. For fiscal year 2022, we recognized impairment loss in connection with our operating leases assets of $21.6 million in connection with the Plan and are included within restructuring on our consolidated statements of earnings. Please see Note 16, Restructuring, for more information on our restructuring plans.

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

The following table summarizes our property and equipment balances and their estimated useful lives (dollars in thousands):

	Life	September 30,
	(in years)	2023	2022
Land	N/A	$10,038	$9,949
Buildings and building improvements	5 – 40	56,688	56,834
Leasehold improvements	2 – 10	280,626	342,326
Furniture, fixtures and equipment	2 – 10	730,639	709,578
Total property and equipment, gross		1,077,991	1,118,687
Accumulated depreciation and amortization		(780,212)	(820,811)
Total property and equipment, net		$297,779	$297,876

Depreciation expense for the fiscal years 2023, 2022 and 2021 was $99.0 million, $95.9 million and $93.2 million, respectively, and is included in selling, general and administrative expenses, or cost of goods sold if associated with

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

our distribution centers, in our consolidated statements of earnings. No material impairments were recorded for fiscal years 2023 or 2021. During fiscal year 2022, we recognized impairment loss of $3.3 million in connection with the Plan and are included within restructuring on our consolidated statements of earnings. Please see Note 16, Restructuring, for more information on our restructuring plans.

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at least annually, as of January 31st, and whenever events or changes in circumstances indicate its carrying amount may be less than its recoverable amount, to determine whether or not it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Furthermore, we considered potential triggering events each quarter, including fluctuations of our stock price and borrowing rates in the debt markets.

Components within the same operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of September 30, 2023 and 2022, our reporting units consisted of Sally Beauty Supply (“SBS”) and Beauty Systems Group (“BSG”). We assign goodwill to the reporting unit which consolidates the acquisition.

When assessing goodwill for impairment, we may perform a qualitative assessment which evaluates macro-economic conditions, current and projected cash flows, and other events or changes in circumstances to determine if a quantitative assessment is necessary. At the end of September 2023, we determined that a triggering event had occurred, due to the recent decline in the Company's share price and market capitalization, among other factors. As a result, we conducted a quantitative assessment at September 30, 2023, and determined that no impairment existed for either reporting unit. We have not recorded any impairment charges related to goodwill in the current or prior fiscal years presented.

Indefinite-lived Intangible Assets

Our intangible assets with indefinite lives consist of trade names acquired in business combinations or asset purchases. Upon acquisition of these identifiable intangible assets, we base our valuation on the information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. These assets are evaluated for impairment annually, as of January 31st, and whenever events or changes in circumstances indicate the asset’s carrying amount may be less than its recoverable amount, to determine whether or not it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. When assessing intangible assets with indefinite lives for impairment, we compare the fair value of each asset against its carrying value. Fair value is based on the relief-from-royalty method. Due to the aforementioned goodwill triggering event, during the three months ended September 30, 2023, the Company determined that a triggering event had occurred for its intangible assets. As a result, we conducted a quantitative assessment on our material trade names at September 30, 2023. Based on our assessments, no impairment charges related to our intangible assets were recorded. We have

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

not recorded any impairment charges related to indefinite-lived intangibles in the current or prior fiscal years presented.

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

Merchandise Revenues

We sell merchandise through our company-operated stores, digital platforms, to our franchisees and by using DSCs. These sales generally have one single performance obligation and revenue is recognized at the point of sale or upon shipment of the merchandise, whenever control of items sold transfers to the customer. Shipping fees charged through digital channels are considered a separate performance obligation and are recognized in net sales, while the related shipping cost is recognized in selling, general and administrative expenses.

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

The following table shows the amount of performance-based contract liabilities on our consolidated balance sheets as of September 30, 2023 and 2022 (in thousands):

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

		September 30,
Contracts	Balance Sheet Classification	2023	2022
Gift cards	Accrued liabilities	$5,940	$5,060
Rewards loyalty program	Accrued liabilities	8,098	8,400
Total liability		$14,038	$13,460

Changes to our performance-based contract liabilities for fiscal year 2023 were as follows (in thousands):

September 30, 2022	$13,460
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	15,639
Revenue recognized from beginning liability	(15,061)
September 30, 2023	$14,038

Private Label Rewards Credit Cards

We have a multi-year agreement with a third-party bank (the “Bank”) to provide our customers a private label credit card program in the U.S. Under the agreement, the Bank manages our customer’s credit approval and credit card accounts, while we facilitate credit applications and provide licensing to our brand and marketing services. The Bank accepts all customer default risks associated with these accounts. In connection with signing the agreement, we received a refundable payment from the Bank that we recorded as deferred revenue within other liabilities on our consolidated balance sheets and is being recognize on a straight-line basis, over the initial term of the agreement, into net sales in our consolidated statements of earnings.

Pursuant to the agreement, the Bank will contribute funding for the program marketing expenses and are recognized in net sales in our consolidated statements of earnings. In addition, we earn other immaterial amounts from the Bank, including incentive payments for achieving performance targets and the activation of credit cards.

Advertising Costs

Advertising costs relate mainly to digital and web advertising, in-store and traditional print advertisements, customer relationship management, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs were $65.4 million, $69.8 million and $70.9 million for the fiscal years 2023, 2022 and 2021, respectively, and are included in selling, general and administrative expenses in our consolidated statements of earnings.

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

Fiscal Years ended September 30, 2023, 2022 and 2021

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

Fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows (in thousands):

			As of September 30,
	Classification	Fair Value Hierarchy Level	2023	2022
Financial Assets
Non-designated foreign exchange contracts	Other current assets	Level 2	$1,160	$294
Interest rate swap	Other assets	Level 2	4,668	—
Interest rate caps	Other assets	Level 2	—	3,860
Total assets			$5,828	$4,154

Financial Liabilities
Non-designated foreign exchange contracts	Accrued liabilities	Level 2	$397	$79

The fair value for our interest rate swap, interest rate caps and foreign exchange contracts were measured using widely accepted valuation techniques, such as discounted cash flow analyses and observable inputs, such as market interest rates and foreign exchange rates.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

Other fair value disclosures

Carrying amounts and the related estimated fair value of our long-term debt, excluding finance lease obligations, are as follows:

		As of September 30,
		2023		2022
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance lease obligations
Senior notes	Level 1	$679,961	$662,962	$679,961	$639,163
Term loan B due 2030	Level 2	398,000	398,000	—	—
Term loan B due 2024	Level 2	—	—	407,500	398,331
Total long-term debt		$1,077,961	$1,060,962	$1,087,461	$1,037,494

The fair value of our senior notes was measured using unadjusted quoted market prices. The fair value of our term loan B agreements were measured using unadjusted quoted market prices for similar debt securities in active markets.
3.
Accumulated Stockholders’ Equity

Share Repurchases

The Board approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock through September 30, 2025.

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Fiscal Year Ended September 30,
	2023	2022	2021
Number of shares repurchased	1,511	6,832	—
Total cost of share repurchased	$15,150	$130,328	$—

The amounts above do not include approximately 93,000, 59,000 and 71,000 shares surrendered by grantees to satisfy personal income tax withholding obligations upon vesting of equity-based awards valued at approximately $1.2 million, $1.2 million and $1.0 million during the fiscal years 2023, 2022 and 2021, respectively.

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

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2021	$(92,154)	$—	$(2,085)	$(402)	$(94,641)
Other comprehensive income (loss) before reclassifications, net of tax	(60,974)	—	2,310	(149)	(58,813)
Reclassification to net earnings, net of tax	—	—	1,735	(128)	1,607
Balance at September 30, 2022	(153,128)	—	1,960	(679)	(151,847)
Other comprehensive income (loss) before reclassifications, net of tax	28,282	4,990	817	(2,837)	31,252
Reclassification to net earnings, net of tax	—	(1,274)	(2,777)	1,882	(2,169)
Balance at September 30, 2023	$(124,846)	$3,716	$—	$(1,634)	$(122,764)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

4.
Weighted Average Shares

The following table sets forth the computations of basic and diluted earnings per share (in thousands):

	Fiscal Year Ended September 30,
	2023	2022	2021
Weighted-average basic shares	107,332	108,665	112,653
Dilutive securities:
Stock option and stock award programs	2,004	1,628	1,559
Weighted-average diluted shares	109,336	110,293	114,212

At September 30, 2023, 2022 and 2021, options to purchase approximately 1.9 million, 2.4 million and 3.9 million shares, respectively, of our common stock were outstanding but not included in the computation of diluted earnings per share, due to the options being anti-dilutive.

5.
Share-Based Payments

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

The following table presents total compensation cost for all share-based compensation arrangements and the related income tax benefits recognized in our consolidated statement of earnings (in thousands):

	Fiscal Year Ended September 30,
	2023	2022	2021
Share-based compensation expense	$15,862	$9,944	$11,656
Income tax benefit related to share-based compensation expense	$3,487	$2,634	$2,834

The Omnibus Plan award types are as follows:

Performance-based awards: Our performance awards vest over three years upon the satisfaction of the employee service condition and our level of achievement with respect to a mix of certain specified performance targets. For fiscal years 2023, 2022 and 2021, we issued performance awards with a financial performance target based on the growth on adjusted consolidated operating income (“AOI”) for each of the next three years.

For each performance award, a grantee may earn from 0% to 200% of the original awarded amount. Fair value of our performance awards related to the achievement of financial performance targets are based on our stock price on the date of grant. During the fiscal years ended September 30, 2023, 2022 and 2021, the fair value of our performance awards was $12.04, $17.40 and $15.33, respectively. Expense is determined upon issuance and recognized based on projections of future performance and actual results.

Market-based awards: In fiscal years 2023, 2022 and 2021, we issued market-based awards that vest over three years and are dependent on the level of achievement of relative total shareholder return (“rTSR”) against a group of peer companies measured over a three-year period. For each rTSR, a grantee may earn from 0% to 200% of the original awarded amount. The fair value was determined by using the Monte Carlo simulation model due to the award being subject to a market condition. During fiscal years 2023, 2022 and 2021, the fair value of our market-based awards was $15.54, $23.39 and $20.96, respectively. Expense is determined upon issuance and is recognized regardless of whether the market performance target is achieved.

Stock options: Stock option awards are valued using the Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant and expense ratably over the vesting period, generally three years. Stock options have a ten year life.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

Restricted stock: Restricted stock awards (“RSA”) and restricted stock units (“RSU”) are valued using the closing market price of our common stock on the date of grant. Expense is recognized ratably over the vesting period, generally three years for RSAs and RSUs issued to employees and one year for RSUs issued to our independent directors. An RSA award is an award of our shares that have full voting rights and dividend rights but are restricted with regard to sale or transfer. These restrictions lapse over the vesting period. RSUs are awarded to our independent directors who may elect, upon receipt of such award, to defer until a later date delivery of the shares of our common stock that would otherwise be issued on the vesting date. RSUs granted to independent directors prior to the fiscal year 2012, are generally retained by the Company as deferred stock units that are not distributed until six months after the independent director’s service as a director terminates.

Performance-Based Awards

The following table presents a summary of the activity for our performance awards assuming 100% payout:

Performance Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2022	360	$16.75
Granted	319	12.04
Adjustment for performance achievement	—	—
Vested	—	—
Forfeited	(208)	16.29
Unvested at September 30, 2023	471	$11.26

As of September 30, 2023, if we assume a 100% payout for unvested performance-based awards, we would expect to recognize $1.8 million in expense over the weighted average period of 1.7 years.

Market-Based Awards

The following table presents a summary of the activity for our market awards:

Market Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2022	254	$22.72
Granted	319	12.04
Vested	—	—
Forfeited	(29)	16.76
Unvested at September 30, 2023	544	$16.77

As of September 30, 2023, approximately $4.8 million of total unrecognized compensation costs related to unvested market-based awards are expected to be recognized over the weighted average period of 1.8 years.

The assumptions used in the Monte Carlo model relating to the valuation of our rTSR awards issued in fiscal years 2023, 2022 and 2021 were as follows:

	Fiscal Year Ended September 30,
	2023	2022	2021
Expected term (in years)	2.9	2.9	2.7
Expected volatility	60.3%	59.5%	59.4%
Risk-free interest rate	4.6%	0.7%	0.2%
Dividend yield	0.0%	0.0%	0.0%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

Service-Based Awards

Stock Option Awards

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2022	3,183	$17.54	5.8	$2,863
Granted	—	—
Exercised	(203)	9.31
Forfeited or expired	(502)	21.34
Outstanding at September 30, 2023	2,478	$17.45	5.2	$—
Exercisable at September 30, 2023	2,018	$18.61	4.7	$—

The weighted average assumptions used in the Black-Scholes model relating to the valuation of our stock options are as follows:

	Fiscal Year Ended September 30,
	2022	2021
Expected term (in years)	6.0	6.0
Expected volatility	48.7%	44.5%
Risk-free interest rate	1.2%	0.4%
Dividend yield	0.0%	0.0%

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

The weighted average fair value per share at the date of grant of the stock options awarded during the fiscal years 2022 and 2021 was $8.12 and $5.66, respectively. The aggregate fair value of stock options vested during the fiscal years 2023, 2022 and 2021 was $3.2 million, $2.5 million and $3.4 million, respectively.

The aggregate intrinsic value of options exercised during the fiscal years 2023, 2022 and 2021 was $1.4 million, $4.0 million and $0.7 million, respectively. The total cash received during the fiscal years 2023, 2022 and 2021 from option exercises was $1.9 million, $8.1 million and $4.6 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $0.2 million, $0.8 million and $0.1 million, respectively.

At September 30, 2023, approximately $0.8 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 0.9 years.

RSAs

The following table presents a summary of the activity for our RSAs:

Restricted Stock Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2022	53	$15.55
Granted	—	—
Vested	(53)	15.55
Forfeited	—	—
Unvested at September 30, 2023	—	$—

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

RSUs

The following table presents a summary of the activity for our RSUs:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2022	924	$15.52
Granted	1,254	12.07
Vested	(391)	15.22
Forfeited	(184)	12.90
Unvested at September 30, 2023	1,603	$13.19

At September 30, 2023, approximately $11.2 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 1.8 years.

6.
Leases

Our operating and finance leases consisted of the following (in thousands):

		September 30,
	Balance Sheet Classification	2023	2022
Assets:
Operating lease (a)	Operating lease assets	$570,657	$532,177
Finance lease	Property and equipment, net	1,754	1,897
Total lease assets		$572,411	$534,074

Liabilities:
Current:
Operating lease	Current operating lease liabilities	$150,479	$157,734
Finance lease	Current maturities of long-term debt	173	158

Long-term:
Operating lease	Long-term operating lease liabilities	455,071	424,762
Finance lease	Long-term debt	119	277
Total lease liabilities		$605,842	$582,931
(a)
During the fiscal years 2023 and 2022, we recognized $0.6 million and $21.6 million, respectively, in impairment charges related to the Plan. See Note 16, Restructuring, for more information on the Plan.

Our lease costs consisted of the following (in thousands):

		For the Year Ended September 30,
	Statement of Earnings Classification	2023	2022
Operating lease costs	Cost of goods sold and selling, general and administrative expenses (a)	$180,624	$188,206
Finance lease costs:
Amortization of leased assets	Selling, general and administrative expenses	292	299
Interest on lease liabilities	Interest expense	12	13
Variable lease costs (b)	Selling, general and administrative expenses	59,996	62,201
Total lease costs		$240,924	$250,719
(a)
Certain supply chain-related amounts are included in cost of goods sold.
(b)
Includes common area maintenance, real estate taxes and insurance related to leases

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

As of September 30, 2023, the approximate future lease payments under our leases under ASC 842, Leases, are as follows (in thousands):

Fiscal Year	Operating leases	Finance leases
2024	$175,327	$174
2025	146,179	144
2026	115,880	—
2027	88,317	—
2028	59,334	—
Thereafter	105,786	—
Total undiscounted lease payments	690,823	318
Less: imputed interest	85,273	26
Present value of lease liabilities	$605,550	$292

The table above does not include operating leases we have entered into of approximately $9.4 million that have not commenced, primarily related to future retail stores.

Other lease information is as follows (dollars in thousands):

	For the Year Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$182,405	$183,943
Operating cash flows – finance leases	12	13
Financing cash flows – finance leases	176	161

Supplemental non-cash information on lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$184,039	$201,542
Lease assets obtained in exchange for new finance lease liabilities	—	3

	September 30,
	2023	2022
Weighted-average remaining lease term (in years):
Operating leases	5.2	5.2
Finance leases	1.7	2.7
Weighted-average discount rate:
Operating leases	5.3%	4.6%
Finance leases	0.3%	0.3%

7.
Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the fiscal years 2023 and 2022 are as follows (in thousands):

	SBS	BSG	Total
Balance at September 30, 2021	$82,160	$459,049	541,209
Acquisitions	271	—	271
Foreign currency translation	(12,871)	(2,543)	(15,414)
Balance at September 30, 2022	$69,560	$456,506	$526,066
Acquisitions (a)	—	998	998
Foreign currency translation	5,744	273	6,017
Balance at September 30, 2023	$75,304	$457,777	$533,081
(a)
See Note 12, Acquisitions, for additional information regarding goodwill recorded during the fiscal year.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

The following table reflects our other intangible assets, excluding goodwill, on our consolidated balance sheets. Once an intangible becomes fully amortized, the original cost and accumulated amortization is removed in the subsequent period. As of September 30, 2023 and 2022, we had the following (in thousands):

	September 30, 2023			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived Intangible assets:
Customer relationships	$22,007	$(19,768)	$2,239	$21,406	$(17,406)	$4,000
Distribution rights (a)	16,250	(7,747)	8,503	10,155	(6,770)	3,385
Other intangible assets	4,381	(3,072)	1,309	3,968	(2,618)	1,350
Total definite-lived intangible assets	42,638	(30,587)	12,051	35,529	(26,794)	8,735
Indefinite-lived Intangible assets:
Trade names	43,120	—	43,120	41,580	—	41,580
Total intangible assets, excluding goodwill, net	$85,758	$(30,587)	$55,171	$77,109	$(26,794)	$50,315
(a)
See Note 12, Acquisitions, for additional information regarding distribution rights recorded during the fiscal year.

Our definite-lived intangible assets are amortized on a straight-line basis over the period that we expected an economic benefit, typically over periods of three to ten years. For fiscal years 2023, 2022 and 2021, amortization expense related to intangible assets totaled $3.4 million, $4.1 million and $6.6 million, respectively and are included within selling, general and administrative expenses on our consolidated statements of earnings.

As of September 30, 2023, the expected future amortization expense related to definite-lived intangible assets is as follows (in thousands):

Fiscal Year:
2024	$3,173
2025	2,634
2026	1,566
2027	1,104
2028	675
Thereafter	2,899
$12,051

8.
Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2023	2022
Compensation and benefits	$69,915	$58,693
Deferred revenue	18,259	18,810
Interest payable	13,447	13,445
Rental obligations	11,266	10,701
Insurance reserves	6,656	5,742
Property and other taxes	2,617	4,161
Operating accruals and other	41,206	49,513
Total accrued liabilities	$163,366	$161,065

9.
Commitments and Contingencies

Commitments

Letters of Credit

We had $17.4 million and $18.6 million of outstanding letters of credit as of September 30, 2023 and 2022, respectively.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

Contingencies

Legal Proceedings

From time to time, we are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, the data security incidents and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. We have no significant liabilities for loss contingencies at September 30, 2023 and 2022.

10.
Debt

Short-term Debt

In fiscal year 2023, we entered into a fourth amendment to our five-year asset-based senior secured loan facility (the "ABL facility") with a syndicate of banks, which has a revolving commitment of $500.0 million and a maturity date of the earlier of (i) May 11, 2026, (ii) the date which is ninety-one (91) days prior to the maturity date of any indebtedness arising under the TLB 2030 and any refinancing thereof, and (iii) the date which is ninety-one (91) days prior to the maturity date of any indebtedness arising under the 2025 Senior Notes and any refinancing thereof. The interest rate on the ABL facility is variable and determined at our option as (i) prime plus 0.25% or 0.50% or (ii) Secured Overnight Financing Rate ("SOFR") plus 1.25% or 1.50%. In addition, the terms of the ABL facility contain a commitment fee of 0.20% on the unused portion of the facility. Borrowings under the ABL facility are secured by a first-priority lien in and upon the accounts and inventory (and the proceeds thereof) of the Company and its guarantor subsidiaries. Furthermore, the ABL facility is also secured by a second-priority lien in and upon the remaining assets of the Company and its guarantor subsidiaries.

At September 30, 2023 and 2022, there were no outstanding borrowings and $68.5 million outstanding borrowings under our ABL facility, respectively. At September 30, 2023, we had $482.6 million available for borrowing, thereunder, including our Canadian sub-facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Long-term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,
	2023	2022	Interest Rates
Term Loan B due 2024	$-	$407,500	LIBOR plus 2.25%
Term Loan B due 2030	398,000	—	SOFR plus 2.25%
Senior notes due Dec. 2025	679,961	679,961	5.625%
Total	$1,077,961	$1,087,461
Plus: finance lease obligations	292	435
Less: unamortized debt issuance costs and discount, net	8,269	4,695
Total debt	$1,069,984	$1,083,201
Less: current maturities	4,173	158
Total long-term debt	$1,065,811	$1,083,043

Maturities of our debt, excluding finance leases and our ABL facility, are as follows at September 30, 2023 (in thousands):

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

Fiscal Year:
2024	$4,000
2025	4,000
2026	683,961
2027	4,000
2028	4,000
Thereafter	378,000
Total	$1,077,961

Term Loan B

In February 2023, we entered into a credit agreement for a term loan B facility (“TLB 2030”) in an aggregate principal amount equal to $400.0 million, the net proceeds of which were used to repay our term loan B due 2024 (“TLB 2024”). At the time, the TLB 2030 bore interest at a floating rate equal to, at our option, either the Adjusted Term SOFR Rate plus 2.50% or an adjusted base rate plus 1.50%. Interest on the TLB 2030 is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The TLB 2030 matures on the earlier of (i) February 28, 2030 and (ii) the date that is 91 days prior to the stated maturity of our Senior Unsecured Notes due 2025 (the “2025 Senior Notes”) unless all amounts exceeding $200.0 million of the 2025 Senior Notes are refinanced or repaid according to certain conditions (the “Maturity Date”). The principal of the TLB 2030 is repayable in quarterly installments equal to 0.25% of the original principal amount of the TLB 2030, with a final installment equal to the entire remaining outstanding principal amount due on the Maturity Date. The TLB 2030 was issued at a discount of 0.75%, and we incurred $4.7 million in issuance costs; both of which are being amortized using the effective interest method.

In September 2023, we entered into a first refinancing amendment, where we negotiated a 25 basis point reduction in the fixed interest spread on our TLB 2030. The TLB 2030 now bears interest at a floating rate equal to, at our option, either the Adjusted Term SOFR Rate plus 2.25% or an adjusted base rate plus 1.25%. No other terms of the agreement were amended. In connection with the repricing, we evaluated the fair value of the debt, before and after the amendment, for each syndicate loan and accounted for the transaction as both a partial extinguishment and modification. As a result, we recognized a loss on extinguishment of $1.8 million within interest expense. In connection with the repricing, we incurred additional immaterial cost, of which, the majority was record to interest expense. Furthermore, the extinguishment of debt and subsequent exchange of new debt with existing creditors resulted in non-cash financing activities of $7.9 million for the fiscal year ending 2023.

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

Senior Notes

The senior notes due December 2025 are unsecured obligations that are jointly and severally guaranteed by Sally Beauty Holdings, Inc. and Sally Investment, and by each material domestic subsidiary. Interest on the notes is fixed at 5.625% and payable semi-annually, during our first and third fiscal quarters.

During fiscal year 2022, we called the entire $300.0 million outstanding balance of our senior secured notes, issued during fiscal year 2020, at par plus a premium. In connection with the repayment, we recognized losses on extinguishment of debt in the aggregate amount of $16.4 million, which included a $13.1 million call premium and the write-off of $3.3 million in unamortized deferred financing costs.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

Covenants

The agreements governing our debt contain a customary covenant package that places restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions.

11.
Derivative Instruments

As of September 30, 2023, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 2 for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

During fiscal year 2023, we entered into foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries over fiscal year 2023. As of September 30, 2023, all of our foreign currency forward derivatives instruments had settled. We record, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL and recognize realized gain or loss into cost of goods sold based on inventory turns. As of September 30, 2023, we expect to reclassify approximately $1.8 million in net losses into cost of goods sold over the next 12 months.

During fiscal year 2023, 2022 and 2021, we reclassified a net loss of $1.9 million, a net gain of $0.1 million and a net loss of $0.3 million, respectively, into cost of goods sold.

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

During the three months ended March 31, 2023, we early settled both interest rate caps due to the forecasted transactions being hedged no longer occurring as a result of the repayment of our TLB 2024. In connection with the early settlement, we received approximately $2.7 million, which represented the fair value at the time of settlement. Furthermore, we released the remaining AOCL balances related to the interest rate caps into interest expense. For fiscal years 2023, 2022 and 2021, we recognized income of $2.8 million, expense of $1.7 million and expense of $1.2 million, respectively, into interest expense on our condensed consolidated statements of earnings related to the caps.

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

For fiscal year 2023, we recognized income of $1.3 million into interest expense on our condensed consolidated statements of earnings related to the interest rate swap. At September 30, 2023, we expect to reclassify gains of approximately $3.1 million out of AOCL and into interest expense over the next 12 months.

Non-Designated Cash Flow Hedges

We also use foreign exchange contracts to mitigate our exposure to exchange rate changes in connection with certain intercompany balances not permanently invested. At September 30, 2023, we held forwards, which expire on various

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

dates during the first four months of fiscal year 2024, with a notional amount, based upon exchange rates at September 30, 2023, as follows (in thousands):

Notional Currency	Notional Amount
Canadian Dollar	$16,777,282
Euro	19,263,661
British Pound	42,421,337
Mexican Peso	24,388,155
Total	$102,850,435

We record changes in fair value and realized gains or losses related to the foreign currency forwards into selling, general and administrative expenses. The effects of these foreign exchange contracts on our condensed consolidated financial statements were losses of $2.2 million, $9.6 million and $3.0 million for fiscal years 2023, 2022 and 2021, respectively.

12.
Acquisitions

On September 22, 2023, we acquired certain assets and business operations from Goldwell of NY, Inc. (“Goldwell of NY”), a distributor of professional beauty products operating in the State of New York, for approximately $9.0 million, subject to certain adjustments. Under the terms of the agreement, we acquired the operations of five stores and a direct sales force, inventory, and exclusive and non-exclusive product distribution rights. As part of BSG's growth strategies, this acquisition complements its existing lines of business and increases the size and geographic scope of its operations.

This acquisition was accounted for using the acquisition method of accounting for business combinations and funded with cash from operations. As of September 30, 2023, the purchase price of the acquisition has been allocated to all assets acquired and liabilities assumed based on their preliminary estimated fair values at the date of acquisition. Based on preliminary estimates, we recorded $6.6 million in intangible assets subject to amortization, $1.7 million in inventory and $1.0 million in goodwill, which has been allocated to BSG and is expected to be deductible for tax purposes. Subsequent of the acquisition date, all operating results were included in BSG and were not material to the results of operations.

For fiscal years 2022 and 2021, we did not acquire any substantial businesses.

13.
401(k) and Profit Sharing Plan

We offer 401(k) Plans to our U.S. and Puerto Rico employees who meet certain eligibility requirements. The U.S. 401(k) Plan allows employees to contribute immediately upon hire, while the Puerto Rico 401(k) Plan allows employees to contribute after one year of employment. Under the terms of each 401(k) Plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by each 401(k) Plan and by statutory limitations. We currently match a portion of employee contributions, as defined by each 401(k) Plan. We recognized expense of $7.3 million, $6.8 million and $6.2 million in the fiscal years ended September 30, 2023, 2022 and 2021, respectively, related to such matching contributions and these amounts are included in selling, general and administrative expenses in our consolidated statements of earnings.

In addition, pursuant to the 401(k) Plans, we may elect to make voluntary profit sharing contributions to the accounts of eligible employees as determined by the Compensation Committee of the Board. During the fiscal years ended September 30, 2023, 2022 and 2021, we did not make a profit sharing contribution to the 401(k) Plans.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

14.
Income Taxes

The provision for income taxes for the fiscal years 2023, 2022 and 2021 consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2023	2022	2021
Current:
Federal	$42,103	$48,888	$64,526
Foreign	7,317	16,370	14,869
State	9,830	10,739	14,364
Total current portion	59,250	75,997	93,759
Deferred:
Federal	3,299	93	(6,054)
Foreign	3,233	(15,380)	(1,195)
State	1,668	(166)	(1,434)
Total deferred portion	8,200	(15,453)	(8,683)
Total provision for income taxes	$67,450	$60,544	$85,076

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Fiscal Year Ended September 30,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.4	2.6	3.0
Effect of foreign operations	1.3	2.2	0.8
Repatriation Tax	1.1	—	—
Share-based payment awards	0.5	0.6	0.6
Unrecognized tax benefit	0.3	2.9	—
Valuation allowances	0.1	(7.2)	0.6
Deferred tax impact of foreign branch conversion	—	2.7	—
Other, net	(0.9)	—	0.2
Effective tax rate	26.8%	24.8%	26.2%

The tax effects of temporary differences that give rise to our deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2023	2022
Deferred tax assets attributable to:
Foreign loss carryforwards	$32,435	$30,548
Accrued liabilities	17,672	24,023
Share-based compensation expense	7,430	7,320
U.S. foreign tax credits	12,913	10,712
Inventory adjustments	—	8,156
Other	(2,937)	(391)
Total deferred tax assets	67,513	80,368
Valuation allowance	(35,912)	(31,920)
Total deferred tax assets, net	31,601	48,448
Deferred tax liabilities attributable to:
Depreciation and amortization	101,957	112,115
Inventory adjustments	1,452	—
Total deferred tax assets	103,409	112,115
Net deferred tax liability	$71,808	$63,667

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

We believe that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. During fiscal year 2023, existing valuation allowances were increased by approximately $4.0 million, primarily for net operating loss carry-forwards of various members of the affiliated group in foreign jurisdictions and foreign tax credits. We continue to record a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carry-forwards and tax credit carry-forwards.

Domestic earnings before provision for income taxes were $217.7 million, $205.2 million and $288.0 million in the fiscal years 2023, 2022 and 2021, respectively. Foreign earnings before provision for income taxes of $34.4 million, $38.9 million and $36.9 million in the fiscal years 2023, 2022 and 2021, respectively.

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

Applicable deferred tax liabilities have been provided for undistributed foreign earnings in excess of foreign working capital and cash requirements. As a result of U.S. Tax Reform, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes but could be subject to foreign withholding taxes and state income taxes. If undistributed earnings of our foreign operations were not considered permanently reinvested as of September 30, 2023, an immaterial amount of additional deferred taxes would have been provided.

At September 30, 2023 and 2022, we had total operating loss carry-forwards of $119.4 million and $110.8 million, respectively, of which $62.7 million and $60.9 million, respectively, are subject to a valuation allowance. At September 30, 2023, operating loss carry-forwards of $119.4 million have no expiration date. At September 30, 2023 and 2022, we had tax credit carry-forwards of $15.5 million and $13.1 million, respectively. This includes a U.S. foreign tax credit carry-forward of $12.9 million, primarily as a result of the deemed repatriation tax under U.S. Tax Reform. This credit expires in 2028. We do not believe the realization of the U.S. foreign tax credit is more-likely-than-not, so a valuation allowance has been recorded against its full value. Of the remaining tax credit carry-forwards, at September 30, 2023, $1.0 million expire between 2024 and 2028, $0.3 million expire between 2033 and 2037 and $1.3 million have no expiration date. Total tax credit carry-forwards of $14.2 million and $11.9 million are subject to a valuation allowance at September 30, 2023 and 2022, respectively.

The changes in the amount of unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended September 30,
	2023	2022
Balance at beginning of the fiscal year	$9,165	$2,092
Increases related to prior year tax positions	1,983	7,603
Decreases related to prior year tax positions	(128)	(874)
Increases related to current year tax positions	759	710
Decreases due to settlements	(3,337)
Lapse of statute	(130)	(366)
Balance at end of fiscal year	$8,312	$9,165

If recognized, these positions would affect our effective tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) enacted comprehensive amendments to the Internal Revenue Code of 1986. Among other things, TCJA provided for a deemed repatriation of undistributed foreign earnings by U.S. taxpayers giving rise to a one-time transition tax on those earnings (“Repatriation Tax”). The U.S. Treasury Department issued final regulations (“Regulations”) addressing certain aspects of how the Repatriation Tax is calculated. In our view, certain guidance included in the Regulations is inconsistent with our interpretation of the statutory language contained in the TCJA. Our consolidated federal income tax return for the fiscal year ended September 30, 2018 is currently under audit on this matter. In fiscal year 2023, we remitted $3.3 million in tax to the IRS, designated as a §6603 deposit due to the differing interpretation of the statute. Estimated interest of $1 million was also remitted. Income tax expense of $2.7 million was recorded in fiscal year 2023 related to the payments.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

Previously, $1.6 million had been reserved for this issue. At September 30, 2022, the Company recorded $7.6 million of uncertain tax benefits related to transfer pricing matters. We maintain our tax positions are fully supportable.

We recognize interest and penalties, accrued in connection with unrecognized tax benefits, in provision for income taxes. Accrued interest and penalties, in the aggregate, were $0.5 million and $0.4 million at September 30, 2023 and 2022, respectively.

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

Our consolidated federal income tax return for the fiscal year ended September 30, 2022, is currently under IRS examination. Our statute remains open for the fiscal year ended September 30, 2020, forward. Our U.S. state income tax returns are impacted by various statutes of limitations and are generally open for the fiscal year ended September 30, 2018 and future years. Our foreign income tax returns are impacted by various statutes of limitations, which are generally open from 2018 forward.

15.
Segments and Disaggregated Revenue

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

The accounting policies of both of our reportable segments are the same as described in the summary of significant accounting policies contained in Note 1. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2023, 2022 and 2021.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

Business Segments Information

Segment data for the fiscal years 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
Net sales (for the fiscal year indicated):
SBS	$2,139,206	$2,193,044	$2,278,382
BSG	1,588,925	1,622,521	1,596,615
Total	$3,728,131	$3,815,565	$3,874,997
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$358,474	$350,884	$417,658
BSG	181,275	193,407	205,078
Segment operating earnings	539,749	544,291	622,736
Unallocated expenses	197,515	179,074	199,682
Restructuring	17,205	27,577	4,611
Consolidated operating earnings	325,029	337,640	418,443
Interest expense	72,979	93,543	93,509
Earnings before provision for income taxes	$252,050	$244,097	$324,934
Depreciation and amortization:
SBS	$57,663	$57,798	$61,887
BSG	32,362	30,098	28,597
Corporate	12,384	12,033	11,717
Total	$102,409	$99,929	$102,201
Payments for property and equipment:
SBS	$52,535	$53,788	$43,165
BSG	30,581	34,312	24,880
Corporate	7,626	11,150	5,859
Total	$90,742	$99,250	$73,904
Total assets (as of September 30):
SBS	$1,279,200	$1,195,732	$1,235,427
BSG	1,293,157	1,251,455	1,179,263
Sub-total	2,572,357	2,447,187	2,414,690
Corporate	152,893	129,680	432,442
Total	$2,725,250	$2,576,867	$2,847,132

Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. In the fiscal years 2023, 2022 and 2021, no single customer accounted for 10% or more of revenue.

Geographic Area Information

Certain geographic data is as follows (in thousands):

	2023	2022	2021
Net sales (for the fiscal year indicated):
United States	$3,050,334	$3,142,898	$3,228,091
Other countries	677,797	672,667	646,906
Total	$3,728,131	$3,815,565	$3,874,997
Long-lived assets (as of September 30):
United States	$258,157	$263,929	$267,839
United Kingdom	9,988	9,147	15,089
Other countries	29,634	24,800	24,449
Total	$297,779	$297,876	$307,377

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

Disaggregated Revenues

The following tables disaggregate our segment revenues by merchandise category. We have reclassified certain prior year amounts to conform to current year presentation.

	Fiscal Year Ended September 30,
SBS	2023	2022	2021
Hair color	39.9%	38.2%	36.3%
Hair care	23.9%	23.6%	22.1%
Styling tools and supplies	17.9%	19.1%	21.7%
Nail	10.1%	10.8%	10.9%
Skin and cosmetics	7.6%	7.6%	8.3%
Other beauty items	0.6%	0.7%	0.7%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended September 30,
BSG	2023	2022	2021
Hair care	42.3%	43.5%	41.5%
Hair color	40.2%	39.0%	39.8%
Styling tools and supplies	10.6%	10.9%	11.5%
Skin and cosmetics	3.9%	3.8%	4.0%
Nail	2.7%	2.4%	2.7%
Other beauty items	0.3%	0.4%	0.5%
Total	100.0%	100.0%	100.0%

The following table disaggregates our segment revenue by sales channels:

	SBS			BSG
	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2023	2022	2021	2023	2022	2021
Company-operated stores	93.8%	94.0%	94.1%	67.2%	66.4%	69.1%
E-commerce	6.2%	6.0%	5.9%	13.5%	12.3%	9.2%
Franchise stores	—	—	—	7.5%	7.4%	7.5%
Distributor sales consultants	—	—	—	11.8%	13.9%	14.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

16.
Restructuring

Restructuring expenses, included in Cost of Goods Sold (“COGS”) and Restructuring for the fiscal years ended September 30, 2023, 2022 and 2021, are as follows (in thousands):

	2023 (a)	2022	2021
Included in COGS
Distribution Center Consolidation and Store Optimization Plan	$(5,788)	$19,403	$—
Transformation Plan	—	(1,087)	1,444
Total in COGS	$(5,788)	$18,316	$1,444

Included in Restructuring
Distribution Center Consolidation and Store Optimization Plan	$17,205	$26,110	$—
Transformation Plan	—	1,467	3,160
Project Surge	—	—	1,451
Total in Restructuring	17,205	27,577	4,611
Total Restructuring Expenses	$11,417	$45,893	$6,055

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2023, 2022 and 2021

(a)
Amounts related to the Plan included favorable adjustments to our expected obsolescence reserve within COGS and costs associated with the closure of stores and distribution centers during the period.

Distribution Center Consolidation and Store Optimization Plan

In the fourth quarter of fiscal year 2022, our Board approved the Plan consisting of the planned closure of 330 SBS stores and 35 BSG stores and two BSG distribution centers in Clackamas, Oregon and Pottsville, Pennsylvania. Stores identified for early closure were part of a strategic evaluation which included a market analysis of certain locations where we believed we would be able to recapture demand and improve profitability.

As of September 30, 2023, the Plan has been substantially completed, with only two BSG stores to be closed in the first half of fiscal year 2024, and therefore it may include future immaterial charges related to store closures such as exit costs, lease negotiation penalties, termination benefits and adjustments to estimates.

A roll forward of our liability related to the Plan, which is included in accrued liabilities on our consolidated balance sheets, is as follows (in thousands):

(in thousands)	Liability at September 30, 2022	SBS Expense	BSG Expense	Cash Payments	Non-Cash Amounts	Liability at September 30, 2023
Closing costs - leases (a)	$—	$7,220	$1,270	$(7,760)	$(693)	$37
Closing costs - payroll expenses (b)	—	1,617	1,192	(2,809)	—	—
Impairment - property and equipment (c)	—	1,277	218	—	(1,495)	—
Inventory transfer costs	—	963	76	(1,039)	—	—
Impairment - operating lease assets (c)	—	350	244	—	(594)	—
Other closure costs (d)	1,291	2,844	(66)	(4,020)	—	49
Total	$1,291	$14,271	$2,934	$(15,628)	$(2,782)	$86
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

Transformation Plan

We previously disclosed a plan to focus on certain core business strategies. In addition to optimizing our supply chain network with changes to our transportation model and network of nodes, we improved our marketing and digital commerce capabilities and advanced our merchandising transformation efforts. In addition, we expanded our plan and announced a reduction in workforce within our field and headquarters. Furthermore, our Board approved the divestiture of our operations in Peru, which was not material to our results of operation. All these together made up our Transformation Plan. We did not incur any additional expenses or liabilities related to our Transformation Plan in fiscal year 2023.

Project Surge

In fiscal year 2020, we announced the launch of Project Surge, which takes the successful elements of the North American Sally Beauty transformation and integrates them into our European operations, with the support and participation of several key leaders from the corporate headquarters. As part of this plan, we focused on several operating elements, including a review of our talent and operating structure. We did not incur any additional expenses or liabilities related to Project Surge in fiscal years 2022 or 2023.