Form 10-Q
period 2023-12-31
Sally Beauty Holdings, Inc.
filed 2024-02-01
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2023

or

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

Number of shares of common stock outstanding as of January 26, 2024: 104,883,609

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

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	December 31, 2023	September 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$120,999	$123,001
Trade accounts receivable, net	32,164	33,421
Accounts receivable, other	46,325	42,454
Inventory	1,007,628	975,218
Other current assets	55,748	53,903
Total current assets	1,262,864	1,227,997
Property and equipment, net of accumulated depreciation of $811,658 at December 31, 2023, and $780,212 at September 30, 2023	284,899	297,779
Operating lease assets	551,639	570,657
Goodwill	536,686	533,081
Intangible assets, excluding goodwill, net of accumulated amortization of $32,121 at December 31, 2023, and $30,587 at September 30, 2023	55,186	55,171
Other assets	40,112	40,565
Total assets	$2,731,386	$2,725,250
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,168	$4,173
Accounts payable	267,479	258,884
Accrued liabilities	139,573	163,366
Current operating lease liabilities	147,069	150,479
Income taxes payable	14,780	2,355
Total current liabilities	573,069	579,257
Long-term debt	1,065,299	1,065,811
Long-term operating lease liabilities	438,928	455,071
Other liabilities	22,465	23,139
Deferred income tax liabilities, net	90,285	93,224
Total liabilities	2,190,046	2,216,502
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 104,857 and 106,266 shares issued and shares outstanding at December 31, 2023, and September 30, 2023, respectively	1,049	1,063
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	5,677
Accumulated earnings	652,247	624,772
Accumulated other comprehensive loss, net of tax	(111,956)	(122,764)
Total stockholders’ equity	541,340	508,748
Total liabilities and stockholders’ equity	$2,731,386	$2,725,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022
Net sales	$931,302	$957,055
Cost of goods sold	464,126	468,481
Gross profit	467,176	488,574
Selling, general and administrative expenses	398,138	391,580
Restructuring	(85)	10,406
Operating earnings	69,123	86,588
Interest expense	17,314	17,923
Earnings before provision for income taxes	51,809	68,665
Provision for income taxes	13,419	18,328
Net earnings	$38,390	$50,337
Earnings per share:
Basic	$0.36	$0.47
Diluted	$0.35	$0.46
Weighted-average shares:
Basic	105,948	107,140
Diluted	108,718	109,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022
Net earnings	$38,390	$50,337
Other comprehensive income:
Foreign currency translation adjustments	16,367	25,941
Interest rate swap, net of tax	(3,088)	—
Interest rate caps, net of tax	—	203
Foreign exchange contracts, net of tax	(2,471)	(910)
Other comprehensive income, net of tax	10,808	25,234
Total comprehensive income	$49,198	$75,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2023	106,266	$1,063	$5,677	$624,772	$(122,764)	$508,748
Net earnings	—	—	—	38,390	—	38,390
Other comprehensive income	—	—	—	—	10,808	10,808
Share-based compensation	—	—	5,118	—	—	5,118
Stock issued for equity awards	722	7	209	—	—	216
Employee withholding taxes paid related to net share settlement	(192)	(2)	(1,738)	—	—	(1,740)
Repurchases and cancellations of common stock	(1,939)	(19)	(9,266)	(10,915)	—	(20,200)
Balance at December 31, 2023	104,857	$1,049	$-	$652,247	$(111,956)	$541,340

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2022	106,970	$1,070	$4,241	$440,172	$(151,847)	$293,636
Net earnings	—	—	—	50,337	—	50,337
Other comprehensive income	—	—	—	—	25,234	25,234
Share-based compensation	—	—	5,135	—	—	5,135
Stock issued for equity awards	404	4	78	—	—	82
Employee withholding taxes paid related to net share settlement	(90)	(1)	(1,125)	—	—	(1,126)
Balance at December 31, 2022	107,284	$1,073	$8,329	$490,509	$(126,613)	$373,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net earnings	$38,390	$50,337
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,063	25,285
Share-based compensation expense	5,118	5,135
Amortization of deferred financing costs	637	648
Impairment of long-lived assets, including operating lease assets	—	2,103
Loss on disposal of equipment and other property	2	77
Deferred income taxes	(3,237)	889
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	1,715	2,270
Accounts receivable, other	(3,294)	(3,817)
Inventory	(24,159)	(38,019)
Other current assets	(1,117)	(4,018)
Other assets	(1,709)	4,074
Operating leases, net	(641)	(10,392)
Accounts payable and accrued liabilities	(642)	7,606
Income taxes payable	12,586	12,460
Other liabilities	(692)	313
Net cash provided by operating activities	51,020	54,951
Cash Flows from Investing Activities:
Payments for property and equipment, net of proceeds	(30,551)	(25,007)
Acquisitions, net of cash acquired	(218)	—
Net cash used by investing activities	(30,769)	(25,007)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	67,000	229,000
Repayments of long-term debt	(68,052)	(233,927)
Proceeds from equity awards	216	60
Payments for common stock repurchased	(20,200)	—
Employee withholding taxes paid related to net share settlement of equity awards	(1,740)	(1,125)
Net cash used by financing activities	(22,776)	(5,992)
Effect of foreign exchange rate changes on cash and cash equivalents	523	4,561
Net (decrease) increase in cash and cash equivalents	(2,002)	28,513
Cash and cash equivalents, beginning of period	123,001	70,558
Cash and cash equivalents, end of period	$120,999	$99,071
Supplemental Cash Flow Information:
Interest paid	$27,272	$26,758
Income taxes paid	$3,495	$3,081
Capital expenditures incurred but not paid	$5,206	$5,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial statements of Sally Beauty Holdings, Inc. and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of December 31, 2023, and September 30, 2023, our consolidated results of operations, consolidated comprehensive income, consolidated statements of stockholders’ equity and consolidated cash flows for the three months ended December 31, 2023 and 2022.

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

2. Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance segment disclosures for annual and interim consolidated financial statements, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). For public companies, the amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this update, but do not expect the update to impact our consolidated results of operations or financial position.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand disclosures in an entity’s income tax rate reconciliation table and the disaggregation of taxes paid in U.S. and foreign jurisdictions. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this update, but do not expect the update to impact our consolidated results of operations or financial position.

3. Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise at the point-of-sale. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data.

Changes to our contract liabilities, which are included in accrued liabilities in our condensed consolidated balance sheets, for the periods were as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Beginning Balance	$14,038	$13,460
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	9,494	6,291
Revenue recognized from beginning liability	(7,942)	(4,489)
Ending Balance	$15,590	$15,262

See Note 10, Segment Reporting, for additional information regarding the disaggregation of our sales revenue.

4. Fair Value Measurements

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

Financial instruments measured at fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follow:

(in thousands)	Classification	Fair Value Hierarchy Level	December 31, 2023	September 30, 2023
Financial Assets:
Foreign exchange contracts
Non-designated cash flow hedges	Other current assets	Level 2	$446	$1,160
Interest rate swap	Other assets	Level 2	788	4,668
Total assets			$1,234	$5,828
.
Financial Liabilities:
Foreign exchange contracts
Designated cash flow hedges	Accrued liabilities	Level 2	$1,869	$—
Non-designated cash flow hedges	Accrued liabilities	Level 2	1,543	397
Total liabilities			$3,412	$397

The fair value of each asset and liability were measured using widely accepted valuation techniques, such as discounted cash flow analyses and observable inputs, such as market interest rates and foreign exchange rates.

Other fair value disclosures

The carrying amounts of cash equivalents, trade and other accounts receivable, and accounts payable and borrowing under our ABL facility approximate their respective fair values due to the short-term nature of these financial instruments. Carrying amounts and the related estimated fair value of our long-term debt, excluding finance lease obligations, debt issuance costs and original issue discounts, are as follows:

		December 31, 2023		September 30, 2023
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance lease obligations
Senior notes	Level 1	$679,961	$679,961	$679,961	$662,962
Term loan B due 2030	Level 2	397,000	397,993	398,000	398,000
Total long-term debt		$1,076,961	$1,077,954	$1,077,961	$1,060,962

The fair values of our term loans were measured using quoted market prices for similar debt securities in active markets or widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates.

5. Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors (“Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock, subject to certain limitations governed by our debt agreements. In July 2021, our Board approved a term extension of our share repurchase program to September 30, 2025. As of December 31, 2023, we had approximately $560.8 million of additional share repurchase authorizations remaining under our share repurchase program. For the three months ended December 31, 2023, we repurchased 1.9 million shares of our common stock at a total cost of $20.0 million, excluding the impact of excise taxes. For the three months ended December 31, 2022, we did not repurchase shares under our share repurchase program.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap	Foreign Exchange Contracts	Total
Balance at September 30, 2023	$(124,846)	$3,716	$(1,634)	$(122,764)
Other comprehensive income (loss) before reclassification, net of tax	16,367	(2,257)	(3,895)	10,215
Reclassification to net earnings, net of tax	—	(831)	1,424	593
Balance at December 31, 2023	$(108,479)	$628	$(4,105)	$(111,956)

The tax impact for the changes in other comprehensive income (loss) and the reclassifications to net earnings was not material.

6. Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended December 31,
	2023	2022
Weighted-average basic shares	105,948	107,140
Dilutive securities:
Stock option and stock award programs	2,770	2,320
Weighted-average diluted shares	108,718	109,460

Anti-dilutive options excluded from our computation of diluted shares	1,804	2,123

7. Goodwill and Intangible Assets

For the three months ended December 31, 2023, we considered potential triggering events and determined there were none during the period. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets.

As of September 30, 2023, we determined that due to the recent decline in the Company's share price and market capitalization, among other factors, a quantitative assessment was required. Based on our September 30, 2023 quantitative assessment using a discounted cash flow, we estimated the fair value for our BSG reporting unit to be approximately 18% more than its carrying value. The critical assumptions used as part of our evaluation included a projected long-term revenue growth rate of 2.0% and a discount rate of 11.25%, based on a weighted-average cost of capital analysis (adjusted for company specific risk). Our September 30, 2023 quantitative assessment indicated that the fair value of our SBS segment was substantially higher than its carrying value. Goodwill allocated to our SBS and BSG reporting units, which are also defined as our SBS and BSG segment, was $86.4 million and $450.3 million, respectively, as of December 31, 2023.

	Three Months Ended December 31,
(in thousands)	2023	2022
Intangible assets amortization expense	$860	$1,008

For the three months ended December 31, 2023, changes in goodwill reflects the effects of foreign currency exchange rates of $4.0 million and adjustments of $0.4 million from the completion of our Goldwell of NY, Inc. acquisition fair value assessment. Additionally, the changes to other intangibles included effects of foreign currency exchange rates of $0.9 million.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2023	September 30, 2023
Compensation and benefits	$49,846	$69,915
Deferred revenue	20,422	18,259
Rental obligations	11,368	11,266
Insurance reserves	6,805	6,656
Interest payable	3,898	13,447
Property and other taxes	2,271	2,617
Operating accruals and other	44,963	41,206
Total accrued liabilities	$139,573	$163,366

9. Derivative Instruments and Hedging Activities

During the three months ended December 31, 2023, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 4, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. At December 31, 2023, we held forwards, which expire ratably through September 30, 2024, with a notional amount, based upon exchange rates at December 31, 2023, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$16,538
Euro	8,742
Canadian Dollar	8,404
Total	$33,684

Quarterly, the changes in fair value related to these foreign currency forwards are recorded into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold, based on inventory turns, in our condensed consolidated statements of earnings. For the three months ended December 31, 2023 and 2022, we recognized a loss of $1.4 million and a gain of $0.3 million, respectively. Based on December 31, 2023 valuations and exchange rates, we expect to reclassify losses of approximately $2.2 million out of AOCL and into cost of goods sold over the next 12 months.

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

For the three months ended December 31, 2023, we recognized income of $0.8 million into interest expense on our condensed consolidated statements of earnings related to the interest rate swap. At December 31, 2023, we expect to reclassify gains of approximately $1.9 million out of AOCL and into interest expense over the next 12 months.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our prior term loan due 2024. The interest rate caps were comprised of individual caplets and were designated as cash flow hedges. Accordingly, the changes in fair value of the interest rate caps were recorded quarterly, net of income tax, and included in AOCL. During fiscal year 2023, we early settled both interest rate caps due to the forecasted transactions being hedged no longer occurring as a result of the repayment of our prior term loan. The effects of our interest rate caps on our condensed consolidated statements of earnings were not material for the three months ended December 31, 2022.

Non-Designated Derivative Instruments

We also use foreign exchange contracts to mitigate our exposure to exchange rate changes in connection with certain intercompany balances not permanently invested. At December 31, 2023, we held forwards, which settle on various dates in the first month of the next two fiscal quarters, with a notional amount, based upon exchange rates at December 31, 2023, as follows (in thousands):

Notional Currency	Notional Amount
British Pound	$44,723
Mexican Peso	21,517
Euro	20,679
Canadian Dollar	17,275
Total	$104,194

We record changes in fair value and realized gains or losses related to these foreign currency forwards into selling, general and administrative expenses. For the three months ended December 31, 2023 and 2022, the effects of these foreign exchange contracts on our condensed consolidated financial statements were losses of $1.3 million and gains of $0.4 million, respectively.

10. Segment Reporting

Segment data for the three months ended December 31, 2023 and 2022, is as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Net sales:
Sally Beauty Supply ("SBS")	$523,238	$549,472
Beauty Systems Group ("BSG")	408,064	407,583
Total	$931,302	$957,055
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$77,629	$99,174
BSG	44,627	49,647
Segment operating earnings	122,256	148,821
Unallocated expenses	53,218	51,827
Restructuring	(85)	10,406
Consolidated operating earnings	69,123	86,588
Interest expense	17,314	17,923
Earnings before provision for income taxes	$51,809	$68,665

Sales between segments, which are eliminated in consolidation, were not material during the three months ended December 31, 2023 and 2022.

Disaggregation of net sales by segment

Periodically, we make minor adjustments to our product hierarchy, that impacts the roll-up of our merchandise categories. As a result, certain prior year amounts have been reclassified to conform to current year presentation. The following tables disaggregate our segment revenues by merchandise category.

	Three Months Ended December 31,
SBS	2023	2022
Hair color	39.1%	38.7%
Hair care	24.6%	23.4%
Styling tools and supplies	18.2%	19.5%
Nail	10.1%	10.3%
Skin and cosmetics	7.4%	7.4%
Other beauty items	0.6%	0.7%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2023	2022
Hair care	42.9%	43.5%
Hair color	39.4%	38.3%
Styling tools and supplies	10.7%	10.8%
Skin and cosmetics	4.3%	4.4%
Nail	2.4%	2.7%
Other beauty items	0.3%	0.3%
Total	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended December 31,
SBS	2023	2022
Company-operated stores	93.3%	93.6%
E-commerce	6.7%	6.4%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2023	2022
Company-operated stores	68.6%	66.3%
E-commerce	13.8%	13.6%
Distributor sales consultants	10.6%	12.6%
Franchise stores	7.0%	7.5%
Total	100.0%	100.0%

11. Restructuring

Restructuring expenses, included in Cost of Goods Sold (“COGS”) and Restructuring for the three months ended December 31, 2023 and 2022, are as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Included in COGS (a)
Distribution Center Consolidation and Store Optimization Plan	$—	$(2,680)

Included in Restructuring (b)
Distribution Center Consolidation and Store Optimization Plan	$(85)	$10,406
(a)
Amounts included in COGS relate to adjustments to our expected obsolescence reserve related to the Plan (as defined below).
(b)
For the three months ended December 31, 2022, restructuring consisted of closing costs related to lease terminations, employee termination benefits and $2.1 million in impairment charges.

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

The Plan has been substantially completed, as the remaining two BSG stores were closed during the quarter. However we may still incur future immaterial charges related to store closures such as exit costs, lease negotiation penalties and adjustments to estimates. As of December 31, 2023, there were no material outstanding liabilities for exit costs or involuntary employee termination benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty for the periods covered by this Quarterly Report. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, including the Risk Factors sections therein, and information contained elsewhere in this Quarterly Report, including the condensed consolidated interim financial statements and notes to those financial statements.

Financial Summary for the Three Months Ended December 31, 2023

•
Consolidated net sales for the three months ended December 31, 2023 decreased $25.8 million, or 2.7%, to $931.3 million, compared to the three months ended December 31, 2022. Consolidated net sales included a net positive impact from changes in foreign currency exchange rates of $8.6 million;
•
Consolidated comparable sales decreased 0.8% for the three months ended December 31, 2023;
•
Consolidated gross profit for the three months ended December 31, 2023 decreased $21.4 million, or 4.4%, to $467.2 million, compared to the three months ended December 31, 2022. Consolidated gross margin decreased 80 bps to 50.2% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022;
•
Consolidated operating earnings for the three months ended December 31, 2023 decreased $17.5 million, or 20.2%, to $69.1 million, compared to the three months ended December 31, 2022. Operating margin decreased 160 bps to 7.4% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022;
•
For the three months ended December 31, 2023, our consolidated net earnings decreased $11.9 million, or 23.7%, to $38.4 million, compared to the three months ended December 31, 2022;
•
For the three months ended December 31, 2023, our diluted earnings per share was $0.35 compared to $0.46 for the three months ended December 31, 2022; and
•
Cash provided by operations was $51.0 million for the three months ended December 31, 2023, compared to $55.0 million for the three months ended December 31, 2022.

Comparable Sales

We believe that comparable sales is an appropriate performance indicator to measure our sales growth compared to the prior period. Our comparable sales include sales from stores that have been operating for 14 months or longer as of the last day of a month and from e-commerce revenue. Additionally, comparable sales include sales to franchisees and full service sales. Our comparable sales excludes the effect of changes in foreign exchange rates and sales from stores relocated until 14 months after the relocation. Revenue from acquired stores are excluded from our comparable sales calculation until 14 months after the acquisition. Our calculation of comparable sales might not be the same as other retailers as the calculation varies across the retail industry.

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2023	2022	Increase (Decrease)
Net sales:
SBS	$523,238	$549,472	$(26,234)	(4.8)%
BSG	408,064	407,583	481	0.1%
Consolidated	$931,302	$957,055	$(25,753)	(2.7)%

Gross profit:
SBS	$306,559	$323,475	$(16,916)	(5.2)%
BSG	160,617	165,099	(4,482)	(2.7)%
Consolidated	$467,176	$488,574	$(21,398)	(4.4)%

Segment gross margin:
SBS	58.6%	58.9%	(30)	bps
BSG	39.4%	40.5%	(110)	bps
Consolidated	50.2%	51.0%	(80)	bps

Net earnings:
Segment operating earnings:
SBS	$77,629	$99,174	$(21,545)	(21.7)%
BSG	44,627	49,647	(5,020)	(10.1)%
Segment operating earnings	122,256	148,821	(26,565)	(17.9)%
Unallocated expenses and restructuring (a)	53,133	62,233	(9,100)	(14.6)%
Consolidated operating earnings	69,123	86,588	(17,465)	(20.2)%
Interest expense	17,314	17,923	(609)	(3.4)%
Earnings before provision for income taxes	51,809	68,665	(16,856)	(24.5)%
Provision for income taxes	13,419	18,328	(4,909)	(26.8)%
Net earnings	$38,390	$50,337	$(11,947)	(23.7)%
	.
Number of stores at end-of-period (including franchises):
SBS	3,143	3,146	(3)	(0.1)%
BSG	1,332	1,352	(20)	(1.5)%
Consolidated	4,475	4,498	(23)	(0.5)%
Comparable sales growth (decline):
SBS	(1.9)%	3.0%	(490)	bps
BSG	0.7%	(1.5)%	220	bps
Consolidated	(0.8)%	1.1%	(190)	bps

(a)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings.

Results of Operations

The Three Months Ended December 31, 2023, compared to the Three Months Ended December 31, 2022

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$(9,879)
Sales outside comparable sales (a)	(25,101)
Foreign currency exchange	8,746
Total	$(26,234)
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months.

SBS's net sales decrease was primarily driven by the impact of store closures in connection with the Plan in an amount of approximately $23.3 million, partially offset by a significant portion of these sales being recaptured in other locations included within comparable sales and favorable impacts from foreign currency exchange rates. SBS’s comparable sales decline was a result of fewer transactions, partially offset by growth in our average unit retail, driven by inflationary impacts and pricing leverage, and the sales recaptured from closed stores.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$2,757
Sales outside comparable sales (a)	(2,179)
Foreign currency exchange	(97)
Total	$481
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months and sales from acquired stores.

BSG's net sales were slightly higher due to an increase in comparable sales, reflecting expanded distribution, new brand innovation and improving salon demand trends, partially offset by the impact of store closures.

Gross Profit

SBS. SBS’s gross profit decreased for the three months ended December 31, 2023, as a result of a decrease in net sales and from lower gross margin on the units sold. SBS’s gross margin decline was driven primarily by an unfavorable sales mix shift from lower sales of higher margin Sally Beauty domestic sales and unfavorable fixed cost absorption partially offset by lower distribution and freight costs from supply chain efficiencies.

BSG. BSG’s gross profit decreased for the three months ended December 31, 2023, primarily as a result of a lower gross margin on the units sold. BSG’s gross margin decline was driven by unfavorable fixed cost absorption and shrink expense, partially offset by lower distribution and freight costs from supply chain efficiencies and higher product margin.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $4.6 million, or 2.1%, for the three months ended December 31, 2023, and included an unfavorable impact from foreign exchange rates of $3.3 million. As a percentage of SBS net sales, selling, general and administrative expense for the three months ended December 31, 2023, was 43.8% compared to 40.8% for the three months ended December 31, 2022. The increase as a percentage of sales was due to higher labor costs, rent costs, and advertising expenses, partially offset by cost savings from store closures in connection with the Plan.

BSG. BSG’s selling, general and administrative expenses increased $0.5 million, or 0.5%, for the three months ended December 31, 2023. As a percentage of BSG net sales, selling, general and administrative expense for the three months ended December 31, 2023, was 28.4% compared to 28.3% for the three months ended December 31, 2022. The slight increase as a percentage of sales was driven primarily by higher wage and bonus expense, and higher depreciation and amortization expense, partially offset by lower delivery expense and cost savings from store closures in connection with the Plan.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $1.4 million, or 2.7%, for the three months ended December 31, 2023, primarily due to higher consulting fees in connection with our Fuel for Growth initiative, partially offset by lower health insurance costs due to fewer claims.

Restructuring

The decrease in restructuring was primarily due to the lapping of expenses incurred in connection with our Distribution Center Consolidation and Store Optimization Plan in the prior year for $10.4 million. See Note 11, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Interest Expense

The decrease in interest expense is primarily due to lower borrowings on our ABL facility, partially offset by higher interest rates on our variable rate debt. See Note 9, Derivative Instruments and Hedging Activities, in Item 1 of the quarterly report for more information on our interest rate swap that has helped mitigate some of the additional interest costs resulting from higher interest rates.

Provision for Income Taxes

The effective tax rates were 25.9% and 26.7%, for the three months ended December 31, 2023, and 2022, respectively. The decrease in the effective tax rate was primarily due to foreign operations.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash from operations, cash and cash equivalents and borrowings under our ABL facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures, debt interest and principal payments. Additionally, under our share repurchase program, see below for more details, we will from time-to-time repurchase shares of our common stock on the open market to return value to our shareholders. At December 31, 2023, we had $603.6 million in our liquidity pool, which includes $482.6 million available for borrowing under our ABL facility and cash and cash equivalents of $121.0 million.

Our working capital (current assets less current liabilities) increased $41.1 million, to $689.8 million at December 31, 2023, compared to $648.7 million at September 30, 2023, driven by higher inventory, resulting from timing of purchases and $8.1 million from the impact of foreign exchange rates, and lower accrued liabilities, driven by the timing of interest and payroll payments. The increase was partially offset by the timing of income tax payments.

We anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations, and funds available under our ABL facility will be sufficient to fund our working capital and capital expenditure requirements over the next twelve months.

Cash Flows

	Three Months Ended December 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$51,020	$54,951
Net cash used by investing activities	(30,769)	(25,007)
Net cash used by financing activities	(22,776)	(5,992)

Net Cash Provided by Operating Activities

The decrease in cash provided by operating activities was driven by lower revenues, partially offset by the timing in inventory purchases.

Net Cash Used by Investing Activities

The increase in cash used by investing activities was driven by higher capital expenditures related to store improvements.

Net Cash Used by Financing Activities

The increase in cash used by financing activities was primarily due to shares repurchased in the current year under our share repurchases program and from lower net debt principal repayments in the current year.

Debt and Guarantor Financial Information

At December 31, 2023, we had $1.1 billion in outstanding debt principal, excluding finance lease obligations, unamortized debt issuance costs and debt discounts, in the aggregate, of $7.5 million. Our debt consists of $680.0 million in 2025 Senior Notes outstanding and $397.0 million remaining on our term loan. There were no outstanding borrowings under our ABL facility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, paying down other debt and share repurchases. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities. During the three months ended December 31, 2023, the weighted average interest rate on our borrowings under the ABL facility was 8.75%.

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

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of December 31, 2023, and September 30, 2023:

(in thousands)	December 31, 2023	September 30, 2023
Cash and cash equivalents	$53,900	$66,148
Inventory	$762,896	$735,853
Intercompany receivable	$—	$1,658
Current assets	$901,641	$890,462
Total assets	$2,055,835	$2,076,413
Current liabilities	$459,005	$468,202
Intercompany payable	$5,508	$—
Total liabilities	$1,982,179	$2,011,075

The following table presents the summarized statement of earnings information for the Issuers and the Guarantors for three months ended December 31, 2023 (in thousands):

Net sales	$742,166
Gross profit	$377,013
Earnings before provision for income taxes	$35,807
Net Earnings	$25,755

Share Repurchase Programs

Under our current share repurchase program, we may from time-to-time repurchase our common stock on the open market. During the three months ended December 31, 2023, we repurchased 1.9 million shares of our common stock for $20.0 million under our share repurchase program, excluding the impact of excise taxes. During the three months ended December 31, 2022, no shares were repurchased in connection with our share repurchase program. See Note 5, Stockholders’ Equity, for more information about our share repurchase program.

Contractual Obligations

Other than our debt, as discussed above, there have been no material changes outside the ordinary course of our business to our contractual obligations since September 30, 2023.

Off-Balance Sheet Financing Arrangements

At December 31, 2023, and September 30, 2023, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions since September 30, 2023.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1 – “Financial Statements” in Part I – Financial Information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. There have been no material changes to our market risks from September 30, 2023. See our disclosures about market risks contained in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 4. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2023, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in such Annual Report and herein are not the only risks facing our company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2024, excluding the impact of excise taxes, is as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Oct 1 - Oct 31, 2023	—	$—	—	$580,792,429
Nov 1 - Nov 30, 2023	758,741	9.71	758,741	573,424,420
Dec 1 - Dec 31, 2023	1,180,072	10.70	1,180,072	560,792,432
Total this quarter	1,938,813	$10.32	1,938,813	$560,792,432
(1)
The table above does not include 191,868 shares of the Company’s common stock surrendered by grantees during the quarter to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.
(2)
In July 2021, we announced that our Board of Directors had approved a term extension to our share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2025.

Item 5. Other Information

During the quarter ended December 31, 2023, no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, formatted in iXBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: February 1, 2024

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer