Form 10-Q
period 2024-03-31
Sally Beauty Holdings, Inc.
filed 2024-05-09
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2024

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

Number of shares of common stock outstanding as of May 3, 2024: 103,514,140

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	March 31, 2024	September 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,174	$123,001
Trade accounts receivable, net	34,693	33,421
Accounts receivable, other	52,868	42,454
Inventory	1,039,752	975,218
Other current assets	55,836	53,903
Total current assets	1,280,323	1,227,997
Property and equipment, net of accumulated depreciation of $833,581 at March 31, 2024, and $780,212 at September 30, 2023	273,175	297,779
Operating lease assets	562,770	570,657
Goodwill	534,494	533,081
Intangible assets, excluding goodwill, net of accumulated amortization of $31,821 at March 31, 2024, and $30,587 at September 30, 2023	54,088	55,171
Other assets	41,692	40,565
Total assets	$2,746,542	$2,725,250
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$66,164	$4,173
Accounts payable	289,606	258,884
Accrued liabilities	150,002	163,366
Current operating lease liabilities	137,631	150,479
Income taxes payable	366	2,355
Total current liabilities	643,769	579,257
Long-term debt	978,360	1,065,811
Long-term operating lease liabilities	458,030	455,071
Other liabilities	21,626	23,139
Deferred income tax liabilities, net	93,907	93,224
Total liabilities	2,195,692	2,216,502
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 103,514 and 106,266 shares issued and shares outstanding at March 31, 2024, and September 30, 2023, respectively	1,035	1,063
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	5,677
Accumulated earnings	666,647	624,772
Accumulated other comprehensive loss, net of tax	(116,832)	(122,764)
Total stockholders’ equity	550,850	508,748
Total liabilities and stockholders’ equity	$2,746,542	$2,725,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales	$908,361	$918,712	$1,839,663	$1,875,767
Cost of goods sold	445,289	450,373	909,415	918,854
Gross profit	463,072	468,339	930,248	956,913
Selling, general and administrative expenses	403,435	389,657	801,573	781,237
Restructuring	63	7,274	(22)	17,680
Operating earnings	59,574	71,408	128,697	157,996
Interest expense	20,523	16,685	37,837	34,608
Earnings before provision for income taxes	39,051	54,723	90,860	123,388
Provision for income taxes	9,807	13,862	23,226	32,190
Net earnings	$29,244	$40,861	$67,634	$91,198
Earnings per share:
Basic	$0.28	$0.38	$0.64	$0.85
Diluted	$0.27	$0.37	$0.63	$0.83
Weighted-average shares:
Basic	104,276	107,453	105,117	107,294
Diluted	107,080	109,706	107,881	109,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net earnings	$29,244	$40,861	$67,634	$91,198
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,928)	9,445	7,449	35,386
Interest rate swap, net of tax	1,584	—	(1,504)	—
Interest rate caps, net of tax	—	(2,163)	—	(1,960)
Foreign exchange contracts, net of tax	468	(1,017)	(13)	(1,927)
Other comprehensive income (loss), net of tax	(4,876)	6,265	5,932	31,499
Total comprehensive income	$24,368	$47,126	$73,566	$122,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2023	106,266	$1,063	$5,677	$624,772	$(122,764)	$508,748
Net earnings	—	—	—	38,390	—	38,390
Other comprehensive income	—	—	—	—	10,808	10,808
Share-based compensation	—	—	5,118	—	—	5,118
Stock issued for equity awards	722	7	209	—	—	216
Employee withholding taxes paid related to net share settlement	(192)	(2)	(1,738)	—	—	(1,740)
Repurchases and cancellations of common stock	(1,939)	(19)	(9,266)	(10,915)	—	(20,200)
Balance at December 31, 2023	104,857	$1,049	$—	$652,247	$(111,956)	$541,340
Net earnings	—	—	—	29,244	—	29,244
Other comprehensive loss	—	—	—	—	(4,876)	(4,876)
Share-based compensation	—	—	3,964	—	—	3,964
Stock issued for equity awards	184	2	1,396	—	—	1,398
Employee withholding taxes paid related to net share settlement	(1)	(1)	(19)	—	—	(20)
Repurchases and cancellations of common stock	(1,526)	(15)	(5,341)	(14,844)	—	(20,200)
Balance at March 31, 2024	103,514	$1,035	$—	$666,647	$(116,832)	$550,850

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2022	106,970	$1,070	$4,241	$440,172	$(151,847)	$293,636
Net earnings	—	—	—	50,337	—	50,337
Other comprehensive income	—	—	—	—	25,234	25,234
Share-based compensation	—	—	5,135	—	—	5,135
Stock issued for equity awards	404	4	78	—	—	82
Employee withholding taxes paid related to net share settlement	(90)	(1)	(1,125)	—	—	(1,126)
Balance at December 31, 2022	107,284	$1,073	$8,329	$490,509	$(126,613)	$373,298
Net earnings	—	—	—	40,861	—	40,861
Other comprehensive income	—	—	—	—	6,265	6,265
Share-based compensation	—	—	3,838	—	—	3,838
Stock issued for equity awards	266	3	1,638	—	—	1,641
Employee withholding taxes paid related to net share settlement	(1)	—	(15)	—	—	(15)
Balance at March 31, 2023	107,549	$1,076	$13,790	$531,370	$(120,348)	$425,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net earnings	$67,634	$91,198
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,017	50,347
Share-based compensation expense	9,082	8,973
Amortization of deferred financing costs	1,272	1,311
Loss on early extinguishment of debt	2,037	601
Impairment of long-lived assets, including operating lease assets	—	1,765
Loss on disposal of equipment and other property	3	2
Deferred income taxes	171	862
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	(1,054)	4,632
Accounts receivable, other	(10,141)	(5,805)
Inventory	(59,741)	(68,355)
Other current assets	(1,412)	6,053
Other assets	(1,792)	2,201
Operating leases, net	(2,072)	(14,286)
Accounts payable and accrued liabilities	32,314	108
Income taxes payable	(1,842)	434
Other liabilities	(1,516)	(393)
Net cash provided by operating activities	87,960	79,648
Cash Flows from Investing Activities:
Payments for property and equipment, net of proceeds	(44,659)	(42,181)
Acquisitions, net of cash acquired	(218)	—
Net cash used by investing activities	(44,877)	(42,181)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,056,000	853,000
Repayments of long-term debt	(1,076,054)	(898,093)
Debt issuance costs	(8,332)	(4,726)
Proceeds from equity awards	1,614	1,723
Payments for common stock repurchased	(40,400)	—
Employee withholding taxes paid related to net share settlement of equity awards	(1,760)	(1,141)
Net cash used by financing activities	(68,932)	(49,237)
Effect of foreign exchange rate changes on cash and cash equivalents	22	2,832
Net decrease in cash and cash equivalents	(25,827)	(8,938)
Cash and cash equivalents, beginning of period	123,001	70,558
Cash and cash equivalents, end of period	$97,174	$61,620
Supplemental Cash Flow Information:
Interest paid	$48,253	$35,191
Income taxes paid	$32,007	$32,077
Capital expenditures incurred but not paid	$16,992	$5,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial statements of Sally Beauty Holdings, Inc. and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of March 31, 2024, and September 30, 2023, our consolidated results of operations, consolidated comprehensive income and consolidated statements of stockholders’ equity for the three and six months ended March 31, 2024 and 2023, and consolidated cash flows for the six months ended March 31, 2024 and 2023.

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

Changes to our contract liabilities, which are included in accrued liabilities in our condensed consolidated balance sheets, for the periods were as follows (in thousands):

	Six Months Ended March 31,
	2024	2023
Beginning Balance	$14,038	$13,460
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	8,700	9,327
Revenue recognized from beginning liability	(9,997)	(8,370)
Ending Balance	$12,741	$14,417

See Note 11, Segment Reporting, for additional information regarding the disaggregation of our sales revenue.

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

Financial instruments measured at fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follow:

(in thousands)	Classification	Fair Value Hierarchy Level	March 31, 2024	September 30, 2023
Financial Assets:
Foreign exchange contracts
Non-designated cash flow hedges	Other current assets	Level 2	$483	$1,160
Interest rate swap	Other assets	Level 2	2,920	4,668
Total assets			$3,403	$5,828
.
Financial Liabilities:
Foreign exchange contracts
Designated cash flow hedges	Accrued liabilities	Level 2	$1,301	$—
Non-designated cash flow hedges	Accrued liabilities	Level 2	685	397
Total liabilities			$1,986	$397

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

		March 31, 2024		September 30, 2023
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance lease obligations
Senior notes	Level 1	$600,000	$593,250	$679,961	$662,962
Term loan B due 2030	Level 2	396,000	395,505	398,000	398,000
Total long-term debt		$996,000	$988,755	$1,077,961	$1,060,962

The fair values of our term loans were measured using quoted market prices for similar debt securities in active markets or widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates.

5. Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors (“Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock, subject to certain limitations governed by our debt agreements. In July 2021, our Board approved a term extension of our share repurchase program to September 30, 2025. As of March 31, 2024, we had approximately $540.8 million of additional share repurchase authorizations remaining under our share repurchase program. For the three and six months ended March 31, 2024, we repurchased 1.5 million and 3.5 million shares of our common stock at a total cost of $20.0 million and $40.0 million, respectively, excluding the impact of excise taxes. For the three and six months ended March 31, 2023, we did not repurchase shares under our share repurchase program.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap	Foreign Exchange Contracts	Total
Balance at September 30, 2023	$(124,846)	$3,716	$(1,634)	$(122,764)
Other comprehensive income (loss) before reclassification, net of tax	7,449	152	(2,042)	5,559
Reclassification to net earnings, net of tax	—	(1,656)	2,029	373
Balance at March 31, 2024	$(117,397)	$2,212	$(1,647)	$(116,832)

The tax impact for the changes in other comprehensive income (loss) and the reclassifications to net earnings was not material.

6. Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Weighted-average basic shares	104,276	107,453	105,117	107,294
Dilutive securities:
Stock option and stock award programs	2,804	2,253	2,764	2,205
Weighted-average diluted shares	107,080	109,706	107,881	109,499

Anti-dilutive options excluded from our computation of diluted shares	1,733	1,964	1,754	1,964

7. Goodwill and Intangible Assets

During the three months ended March 31, 2024, we completed our annual assessments for impairment of goodwill and indefinite-lived intangible assets. For our goodwill testing, we performed a qualitative analysis and determined that there was no indication of impairment requiring further quantitative testing. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and intangible assets.

At September 30, 2023, we determined that due to the recent decline in the Company's share price and market capitalization, among other factors, a quantitative assessment was required. Based on our September 30, 2023, quantitative assessment using a discounted cash flow, we estimated the fair value for our BSG reporting unit to be approximately 18% more than its carrying value. The critical assumptions used as part of our evaluation included a projected long-term revenue growth rate of 2.0% and a discount rate of 11.25%, based on a weighted-average cost of capital analysis (adjusted for company specific risk). Our September 30, 2023, quantitative assessment indicated that the fair value of our SBS segment was substantially higher than its carrying value. Goodwill allocated to our SBS and BSG reporting units, which are also defined as our SBS and BSG segment, was $84.9 million and $449.6 million, respectively, as of March 31, 2024.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Intangible assets amortization expense	$791	$866	$1,651	$1,875

For the six months ended March 31, 2024, changes in goodwill reflects the effects of foreign currency exchange rates of $1.8 million and adjustments of $0.4 million from the completion of our Goldwell of NY, Inc. acquisition fair value assessment. Additionally, the changes to other intangibles included effects of foreign currency exchange rates of $0.8 million.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2024	September 30, 2023
Compensation and benefits	$63,758	$69,915
Deferred revenue	17,874	18,259
Rental obligations	10,677	11,266
Insurance reserves	6,931	6,656
Interest payable	4,758	13,447
Property and other taxes	1,379	2,617
Operating accruals and other	44,625	41,206
Total accrued liabilities	$150,002	$163,366

9. Short-term and Long-term Debt

At March 31, 2024, our ABL facility had $62.0 million in outstanding borrowings and $420.6 million available for borrowing, including the Canadian sub-facility, subject to borrowing base limitation, as reduced by outstanding letters of credit.

On February 12, 2024, we announced a registered public offering of 6.75% senior notes due 2032 (“2032 Senior Notes”). This offering was made pursuant to a shelf registration statement on Form S-3 filed with the SEC on May 10, 2021. On February 27, 2024, we closed on the 2032 Senior Notes and received $594.0 million in cash proceeds net of underwriter fees. The proceeds were used to repay the outstanding $680.0 million principal balance on the 5.625% Senior Notes due 2025 (the “2025 Senior Notes”). The 2032 Senior Notes were issued at par and bear interest at a fixed interest rate of 6.75%. Interest is paid semi-annually during our second and fourth fiscal quarters. The 2032 Senior Notes are guaranteed on a senior secured basis by the guarantors who have guaranteed obligations under our senior secured credit facilities and our existing notes. In connection with the issuance, we incurred approximately $8.8 million in debt issuance costs that is being amortized using the effective interest rate method through the life of the notes.

Additionally on February 12, 2024, we issued a notice to redeem the entire $680.0 million aggregate outstanding principal amount of the 2025 Senior Notes that remained outstanding on March 13, 2024, at a redemption price equal to 100.00% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest to, but not including, the redemption date. On March 13, 2024, we redeemed the 2025 Senior Notes with the proceeds of our newly-issued 2032 Senior Notes, cash on hand prior to the new 2032 Senior Notes, and ABL borrowings. In connection with this redemption, we recognized a $2.0 million loss on the extinguishment of debt within interest expense related to unamortized debt issuance costs.

10. Derivative Instruments and Hedging Activities

During the six months ended March 31, 2024, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 4, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. At March 31, 2024, we held forwards, which expire ratably through September 30, 2024, with a notional amount, based upon exchange rates at March 31, 2024, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$11,490
Euro	5,597
Canadian Dollar	5,505
Total	$22,592

Quarterly, the changes in fair value related to these foreign currency forwards are recorded into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold, based on inventory turns, in our condensed consolidated statements of earnings. For the three months ended March 31, 2024 and 2023, we recognized a loss of $0.6 million and a loss of $0.2 million, respectively. For the six months ended March 31, 2024 and 2023, we recognized a loss of $2.0 million and a gain of $0.1 million, respectively. Based on March 31, 2024, valuations and exchange rates, we expect to reclassify losses of approximately $1.8 million out of AOCL and into cost of goods sold over the next 12 months.

Interest Rate Swap

In April 2023, we entered into a three-year interest rate swap with an initial notional amount of $200 million (the “interest rate swap”) to mitigate the exposure to higher interest rates in connection with our Term Loan B due in 2030. The interest rate swap involves fixed monthly payments at the contract rate of 3.705%, and in return, we will receive a floating interest payment based on the 1-month Adjusted Term SOFR Rate. The interest rate swap will mature in April 2026 and is designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recorded quarterly, net of income tax, and included in AOCL.

For the three and six months ended March 31, 2024, we recognized income of $0.8 million and $1.7 million, respectively, into interest expense on our condensed consolidated statements of earnings related to the interest rate swap. At March 31, 2024, we expect to reclassify gains of approximately $2.4 million out of AOCL and into interest expense over the next 12 months.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our prior term loan due 2024. The interest rate caps were comprised of individual caplets and were designated as cash flow hedges. Accordingly, the changes in fair value of the interest rate caps were recorded quarterly, net of income tax, and included in AOCL. During fiscal year 2023, we early settled both interest rate caps due to the forecasted transactions being hedged no longer occurring as a result of the repayment of our prior term loan. The effects of our interest rate caps on our condensed consolidated statements of earnings were not material for the three months ended March 31, 2023. For the six months ended March 31, 2023, we recognized income of $2.8 million into interest expense on our condensed consolidated statements of earnings related to the caps.

Non-Designated Derivative Instruments

We also use foreign exchange contracts to mitigate our exposure to exchange rate changes in connection with certain intercompany balances not permanently invested. At March 31, 2024, we held forwards, which settle on various dates in the first month of the next two fiscal quarters, with a notional amount, based upon exchange rates at March 31, 2024, as follows (in thousands):

Notional Currency	Notional Amount
British Pound	$44,761
Mexican Peso	22,547
Euro	20,928
Canadian Dollar	17,009
Total	$105,245

We record changes in fair value and realized gains or losses related to these foreign currency forwards into selling, general and administrative expenses. For the three months ended March 31, 2024 and 2023, the effects of these foreign exchange contracts on our condensed consolidated financial statements were losses of $0.3 million and losses of $1.5 million, respectively. For the six months ended March 31, 2024 and 2023, the effects of these foreign exchange contracts on our condensed consolidated financial statements were losses of $1.6 million and losses of $1.1 million, respectively.

11. Segment Reporting

Segment data for the three and six months ended March 31, 2024 and 2023, is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net sales:
Sally Beauty Supply ("SBS")	$513,241	$530,246	$1,036,479	$1,079,718
Beauty Systems Group ("BSG")	395,120	388,466	803,184	796,049
Total	$908,361	$918,712	$1,839,663	$1,875,767
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$76,820	$92,134	$154,449	$191,308
BSG	43,015	37,260	87,642	86,907
Segment operating earnings	119,835	129,394	242,091	278,215
Unallocated expenses	60,198	50,712	113,416	102,539
Restructuring	63	7,274	(22)	17,680
Consolidated operating earnings	59,574	71,408	128,697	157,996
Interest expense	20,523	16,685	37,837	34,608
Earnings before provision for income taxes	$39,051	$54,723	$90,860	$123,388

Sales between segments, which are eliminated in consolidation, were not material during the three and six months ended March 31, 2024 and 2023.

Disaggregation of net sales by segment

Periodically, we make minor adjustments to our product hierarchy, that impacts the roll-up of our merchandise categories. As a result, certain prior year amounts have been reclassified to conform to current year presentation. The following tables disaggregate our segment revenues by merchandise category.

	Three Months Ended March 31,		Six Months Ended March 31,
SBS	2024	2023	2024	2023
Hair color	39.6%	39.8%	39.2%	39.2%
Hair care	25.2%	24.3%	24.6%	23.9%
Styling tools and supplies	17.0%	17.9%	17.6%	18.7%
Nail	9.9%	10.0%	10.0%	10.2%
Skin and cosmetics	7.9%	7.5%	8.0%	7.4%
Other beauty items	0.4%	0.5%	0.6%	0.6%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2024	2023	2024	2023
Hair care	41.8%	42.0%	42.4%	42.8%
Hair color	41.5%	40.6%	40.4%	39.4%
Styling tools and supplies	10.6%	10.8%	10.7%	10.8%
Skin and cosmetics	3.5%	3.7%	3.9%	4.1%
Nail	2.3%	2.7%	2.4%	2.7%
Other beauty items	0.3%	0.2%	0.2%	0.2%
Total	100.0%	100.0%	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended March 31,		Six Months Ended March 31,
SBS	2024	2023	2024	2023
Company-operated stores	93.4%	93.6%	93.3%	93.6%
E-commerce	6.6%	6.4%	6.7%	6.4%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,		Six Months Ended March 31,
BSG	2024	2023	2024	2023
Company-operated stores	67.8%	67.5%	68.2%	66.9%
E-commerce	14.1%	13.7%	13.9%	13.7%
Distributor sales consultants	10.5%	11.4%	10.6%	12.0%
Franchise stores	7.6%	7.4%	7.3%	7.4%
Total	100.0%	100.0%	100.0%	100.0%

12. Restructuring

Restructuring expenses, included in Cost of Goods Sold (“COGS”) and Restructuring for the three and six months ended March 31, 2024 and 2023, are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Included in COGS (a)
Distribution Center Consolidation and Store Optimization Plan	$—	$(2,362)	$—	$(5,042)

Included in Restructuring (b)
Distribution Center Consolidation and Store Optimization Plan	$63	$7,274	$(22)	$17,680
(a)
Amounts included in COGS relate to adjustments to our expected obsolescence reserve related to the Plan (as defined below).
(b)
For the three and six months ended March 31, 2023, restructuring consisted of closing costs related to lease terminations and employee termination benefits. The six months ended March 31, 2023, also includes $2.1 million in impairment charges.

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

The Plan has been substantially completed, as the remaining two BSG stores were closed earlier this fiscal year. However, we may still incur future immaterial charges related to store closures such as exit costs, lease negotiation penalties and adjustments to estimates. As of March 31, 2024, there were no material outstanding liabilities for exit costs or involuntary employee termination benefits.

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

Financial Summary for the Three Months Ended March 31, 2024

•
Consolidated net sales for the three months ended March 31, 2024, decreased $10.4 million, or 1.1%, to $908.4 million, compared to the three months ended March 31, 2023. Consolidated net sales included a net favorable impact from changes in foreign currency exchange rates of $4.6 million;
•
Consolidated comparable sales decreased 1.5% for the three months ended March 31, 2024;
•
Consolidated gross profit for the three months ended March 31, 2024, decreased $5.3 million, or 1.1%, to $463.1 million, compared to the three months ended March 31, 2023. Consolidated gross margin remained unchanged at 51.0% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023;
•
Consolidated operating earnings for the three months ended March 31, 2024, decreased $11.8 million, or 16.6%, to $59.6 million, compared to the three months ended March 31, 2023. Operating margin decreased 120 bps to 6.6% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023;
•
For the three months ended March 31, 2024, our consolidated net earnings decreased $11.6 million, or 28.4%, to $29.2 million, compared to the three months ended March 31, 2023;
•
For the three months ended March 31, 2024, our diluted earnings per share was $0.27 compared to $0.37 for the three months ended March 31, 2023;
•
Cash provided by operations was $36.9 million for the three months ended March 31, 2024, compared to $24.7 million for the three months ended March 31, 2023; and
•
During the quarter, we issued $600.0 million in 2032 Senior Notes and used the proceeds, along with ABL borrowings and cash, to repay in full our $680.0 million in 2025 Senior Notes.

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

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to evaluate our operating performance (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2024	2023	Increase (Decrease)		2024	2023	Increase (Decrease)
Net sales:
SBS	$513,241	$530,246	$(17,005)	(3.2)%	$1,036,479	$1,079,718	$(43,239)	(4.0)%
BSG	395,120	388,466	6,654	1.7%	803,184	796,049	7,135	0.9%
Consolidated	$908,361	$918,712	$(10,351)	(1.1)%	$1,839,663	$1,875,767	$(36,104)	(1.9)%

Gross profit:
SBS	$307,578	$317,117	$(9,539)	(3.0)%	$614,138	$640,592	$(26,454)	(4.1)%
BSG	155,494	151,222	4,272	2.8%	316,110	316,321	(211)	(0.1)%
Consolidated	$463,072	$468,339	$(5,267)	(1.1)%	$930,248	$956,913	$(26,665)	(2.8)%

Segment gross margin:
SBS	59.9%	59.8%	10	bps	59.3%	59.3%	—	bps
BSG	39.4%	38.9%	50	bps	39.4%	39.7%	(30)	bps
Consolidated	51.0%	51.0%	—	bps	50.6%	51.0%	(40)	bps

Net earnings:
Segment operating earnings:
SBS	$76,820	$92,134	$(15,314)	(16.6)%	$154,449	$191,308	$(36,859)	(19.3)%
BSG	43,015	37,260	5,755	15.4%	87,642	86,907	735	0.8%
Segment operating earnings	119,835	129,394	(9,559)	(7.4)%	242,091	278,215	(36,124)	(13.0)%
Unallocated expenses and restructuring(a)	60,261	57,986	2,275	3.9%	113,394	120,219	(6,825)	(5.7)%
Consolidated operating earnings	59,574	71,408	(11,834)	(16.6)%	128,697	157,996	(29,299)	(18.5)%
Interest expense	20,523	16,685	3,838	23.0%	37,837	34,608	3,229	9.3%
Earnings before provision for income taxes	39,051	54,723	(15,672)	(28.6)%	90,860	123,388	(32,528)	(26.4)%
Provision for income taxes	9,807	13,862	(4,055)	(29.3)%	23,226	32,190	(8,964)	(27.8)%
Net earnings	$29,244	$40,861	$(11,617)	(28.4)%	$67,634	$91,198	$(23,564)	(25.8)%
	.
Comparable sales growth (decline):
SBS	(4.0)%	9.1%	(1,310)	bps	(3.0)%	5.9%	(890)	bps
BSG	2.0%	1.3%	70	bps	1.3%	(0.2)%	150	bps
Consolidated	(1.5)%	5.7%	(720)	bps	(1.1)%	3.3%	(440)	bps

Number of stores at end-of-period (including franchises):
SBS	3,134	3,143	(9)	(0.3)%
BSG	1,334	1,341	(7)	(0.5)%
Consolidated	4,468	4,484	(16)	(0.4)%

(a)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings. Additionally, unallocated expenses include costs associated with our Fuel for Growth initiative.

Results of Operations

The Three Months Ended March 31, 2024, compared to the Three Months Ended March 31, 2023

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$(21,210)
Sales outside comparable sales (a)	(341)
Foreign currency exchange	4,546
Total	$(17,005)
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months.

SBS's net sales decrease was primarily driven by a decline in comparable sales, partially offset by favorable impacts from foreign currency exchange rates. SBS’s decline in comparable sales was driven by a result of fewer transactions.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$7,624
Sales outside comparable sales (a)	(1,067)
Foreign currency exchange	97
Total	$6,654
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months and sales from acquired stores.

BSG's net sales increase was primarily driven by an increase in comparable sales, reflecting expanded distribution, new brand innovation and improving salon demand trends.

Gross Profit

SBS. SBS’s gross profit decreased for the three months ended March 31, 2024, as a result of a decrease in net sales, partially offset by a higher gross margin on units sold. SBS’s gross margin improvement was driven primarily by lower distribution and freight costs from supply chain efficiencies, partially offset by the impact of favorable adjustments to our expected obsolescence reserve related to the Plan in the prior year.

BSG. BSG’s gross profit increased for the three months ended March 31, 2024, as a result of an increase in net sales and a higher gross margin on units sold. BSG’s gross margin improvement was driven by lower distribution and freight costs from supply chain efficiencies, partially offset by lower product margins primarily from higher take rate on promotions and brand mix.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $5.8 million, or 2.6%, for the three months ended March 31, 2024, and included an unfavorable impact from foreign exchange rates of $1.8 million. As a percentage of SBS net sales, selling, general and administrative expense for the three months ended March 31, 2024, was 45.0% compared to 42.4% for the three months ended March 31, 2023. The increase as a percentage of sales was primarily due to higher labor and rent costs.

BSG. BSG’s selling, general and administrative expenses decreased $1.5 million, or 1.3%, for the three months ended March 31, 2024. As a percentage of BSG net sales, selling, general and administrative expense for the three months ended March 31, 2024, was 28.5% compared to 29.3% for the three months ended March 31, 2023. The decrease as a percentage of sales was primarily due to lower delivery expense.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $9.5 million, or 18.7%, for the three months ended March 31, 2024, primarily due to expenses in connection with our Fuel for Growth initiative in the current year and higher health insurance costs, partially offset by lower accrued bonus expense.

Restructuring

The decrease in restructuring was primarily due to the lapping of expenses incurred in connection with our Distribution Center Consolidation and Store Optimization Plan in the prior year for $7.3 million. See Note 12, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Interest Expense

The increase in interest expense is primarily due to higher interest rates on our variable rate debt and an increase in our losses on debt extinguishment, partially offset by lower average outstanding borrowings on our ABL facility during the current quarter. See Note 9, Short-term and Long-term Debt, and Note 10, Derivative Instruments and Hedging Activities, in Item 1 of this quarterly report for more information on our debt and interest rate swap that has helped mitigate some of the additional interest costs resulting from higher interest rates.

The Six Months Ended March 31, 2024, compared to the Six Months Ended March 31, 2023

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$(31,089)
Sales outside comparable sales (a)	(25,442)
Foreign currency exchange	13,292
Total	$(43,239)
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months.

SBS's net sales decrease was primarily driven by the impact of lower comparable sales and store closures primarily in connection with the Plan in an amount of approximately $23.6 million, partially offset by a significant portion of these sales being recaptured in other locations included within comparable sales and a favorable impact from foreign currency exchange rates. SBS’s comparable sales decline was a result of fewer transactions, partially offset by growth in our average unit retail, driven by inflationary impacts and pricing leverage.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$10,497
Sales outside comparable sales (a)	(3,362)
Foreign currency exchange	—
Total	$7,135
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months and sales from acquired stores.

BSG's net sales increase was primarily driven by an increase in comparable sales, reflecting expanded distribution, new brand innovation and improving salon demand trends, partially offset by the impact of store closures.

Gross Profit

SBS. SBS’s gross profit decreased for the six months ended March 31, 2024, as a result of a decrease in net sales. SBS’s gross margin was flat due to lower distribution and freight costs from supply chain efficiencies, offset by the impact of favorable adjustments to our expected obsolescence reserve related to the Plan in the prior year.

BSG. BSG’s gross profit was flat for the six months ended March 31, 2024, as a result of a lower gross margin on units sold, offset by an increase in net sales. BSG’s gross margin decline was driven by unfavorable fixed cost absorption, shrink expense, and adjustments to our expected obsolescence reserve related to the Plan in the prior year, partially offset by lower distribution and freight costs from supply chain efficiencies and higher product margins primarily from higher take rate on promotions and brand mix.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $10.4 million, or 2.3%, for the six months ended March 31, 2024, and included an unfavorable impact from foreign exchange rates of $5.1 million and cost savings from store closures in connection with the Plan. As a percentage of SBS net sales, selling, general and administrative expense for the six months ended March 31, 2024, was 44.4% compared to 41.6% for the six months ended March 31, 2023. The increase as a percentage of sales was due to higher labor costs, rent costs, and advertising expenses.

BSG. BSG’s selling, general and administrative expenses decreased $0.9 million, or 0.4%, for the six months ended March 31, 2024. As a percentage of BSG net sales, selling, general and administrative expense for the six months ended March 31, 2024, was 28.4% compared to 28.8% for the six months ended March 31, 2023. The decrease as a percentage of sales was driven primarily by lower delivery expense.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $10.9 million, or 10.6%, for the six months ended March 31, 2024, primarily due to expenses in connection with our Fuel for Growth initiative in the current year, partially offset by lower accrued bonus expense.

Restructuring

The decrease in restructuring was primarily due to the lapping of expenses incurred in connection with our Distribution Center Consolidation and Store Optimization Plan in the prior year for $17.7 million. See Note 12, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Interest Expense

The increase in interest expense is primarily due to higher interest rates on our variable rate debt and an increase in our losses on debt extinguishment, partially offset by lower average outstanding borrowings on our ABL facility during the current year. See Note 9, Short-term and Long-term Debt, and Note 10, Derivative Instruments and Hedging Activities, in Item 1 of this quarterly report for more information on our debt and interest rate swap that has helped mitigate some of the additional interest costs resulting from higher interest rates.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash from operations, cash and cash equivalents and borrowings under our ABL facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures, debt interest and principal payments. Additionally, under our share repurchase program (see below for more details) we will from time-to-time repurchase shares of our common stock on the open market to return value to our shareholders. At March 31, 2024, we had $517.8 million in our liquidity pool, which includes $420.6 million available for borrowing under our ABL facility and cash and cash equivalents of $97.2 million.

Our working capital (current assets less current liabilities) decreased $12.1 million, to $636.6 million at March 31, 2024, compared to $648.7 million at September 30, 2023. The decrease was primarily driven by the impacts of our debt activity during the quarter, resulting in higher borrowings under our ABL facility and a decrease in cash and cash equivalents, and due to the timing of AP payments. These impacts were partially offset by an increase in inventory, as a result of expanded distribution rights in BSG, vendor price increases, the impact of foreign exchange rates of $4.7 million, and by fewer accrued liabilities, driven by the timing of interest and payroll payments.

We anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations, and funds available under our ABL facility will be sufficient to fund our working capital and capital expenditure requirements over the next twelve months.

Cash Flows

	Six Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$87,960	$79,648
Net cash used by investing activities	(44,877)	(42,181)
Net cash used by financing activities	(68,932)	(49,237)

Net Cash Provided by Operating Activities

The increase in cash provided by operating activities was driven by the timing of account payables payments and inventory purchases and lease contract termination and severance payments in connection with the Plan in the prior year, partially offset by the timing of cash receipts from customers.

Net Cash Used by Investing Activities

The increase in cash used by investing activities was driven by higher capital expenditures related to store improvements.

Net Cash Used by Financing Activities

The increase in cash used by financing activities was primarily due to shares repurchased in the current year under our share repurchases program, partially offset by fewer reductions in our debt outstanding in the current year compared to the prior year.

Debt and Guarantor Financial Information

During the three months ending March 31, 2024, we issued $600.0 million in 2032 Senior Notes and used the proceeds, together with cash on hand and borrowings under our ABL facility, to repay in full our 2025 Senior Notes. See Note 9, Short-term and Long-term Debt, in Item 1 of this quarterly report for more information on the issuance and repayment of debt.

At March 31, 2024, we had $1.1 billion in outstanding debt principal, excluding finance lease obligations, unamortized debt issuance costs and debt discounts, in the aggregate, of $13.7 million. Our debt consists of $600.0 million in 2032 Senior Notes outstanding, $396.0 million remaining on our term loan and $62.0 million in outstanding borrowings under our ABL facility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, paying down other debt and share repurchases. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities. During the six months ended March 31, 2024, the weighted average interest rate on our borrowings under the ABL facility was 7.73%.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Guarantor Financial Information

Our 2032 Senior Notes were issued by our wholly-owned subsidiaries, Sally Holdings LLC and Sally Capital Inc. (the “Issuers”). The notes are unsecured debt instruments guaranteed by us and certain of our wholly-owned domestic subsidiaries (together, the “Guarantors”) and have certain restrictions on the ability of our subsidiaries to make certain restrictive payments to Sally Beauty. The guarantees are joint and several, and full and unconditional. Certain other subsidiaries, including our foreign subsidiaries, do not serve as guarantors.

The following summarized consolidating financial information represents financial information for the Issuers and the Guarantors on a combined basis. All transactions and intercompany balances between these combined entities has been eliminated.

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of March 31, 2024, and September 30, 2023:

(in thousands)	March 31, 2024	September 30, 2023
Cash and cash equivalents	$32,784	$66,148
Inventory	$787,351	$735,853
Intercompany receivable	$—	$1,658
Current assets	$915,327	$890,462
Total assets	$2,073,759	$2,076,413
Current liabilities	$524,496	$468,202
Intercompany payable	$2,611	$—
Total liabilities	$1,984,754	$2,011,075

The following table presents the summarized statement of earnings information for the Issuers and the Guarantors for six months ended March 31, 2024 (in thousands):

Net sales	$1,479,062
Gross profit	$757,827
Earnings before provision for income taxes	$72,048
Net Earnings	$54,377

Share Repurchase Programs

Under our current share repurchase program, we may from time-to-time repurchase our common stock on the open market. During the three and six months ended March 31, 2024, we repurchased 1.5 million and 3.5 million shares of our common stock for $20.0 million and $40.0 million, respectively, under our share repurchase program, excluding the impact of excise taxes. During the three and six months ended March 31, 2023, no shares were repurchased in connection with our share repurchase program. See Note 5, Stockholders’ Equity, for more information about our share repurchase program.

Contractual Obligations

Other than our debt, as discussed above, there have been no material changes outside the ordinary course of our business to our contractual obligations since September 30, 2023.

Off-Balance Sheet Financing Arrangements

At March 31, 2024, and September 30, 2023, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Item 4. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2024, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Information regarding shares of common stock we repurchased during the second quarter of fiscal year 2024, excluding the impact of excise taxes, is as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 -Jan 31, 2024	—	$—	—	$560,792,432
Feb 1 - Feb 29, 2024	1,209,241	13.22	1,209,241	544,801,708
Mar 1 - Mar 31, 2024	317,227	12.64	317,227	540,792,435
Total this quarter	1,526,468	$13.10	1,526,468	$540,792,435
(1)
The table above does not include 1,378 shares of the Company’s common stock surrendered by grantees during the quarter to satisfy tax withholding obligations due upon the vesting of equity-based awards under the Company’s share-based compensation plans.
(2)
In July 2021, we announced that our Board of Directors had approved a term extension to our share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2025.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

4.1

Fifth Supplemental Indenture, dated as of February 27, 2024, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Computershare Trust Company, N.A, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 27, 2024

22	List of Subsidiary Guarantors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Denise Paulonis*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Denise Paulonis*

32.2	Section 1350 Certification of Marlo M. Cormier*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in iXBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: May 9, 2024

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer