Form 10-Q
period 2024-06-30
Sally Beauty Holdings, Inc.
filed 2024-08-08
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2024

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

(800) 777-5706

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

Number of shares of common stock outstanding as of August 2, 2024: 102,642,597

In this Quarterly Report, references to “the Company,” “Sally Beauty,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q and in the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, "the Exchange Act." Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions may also identify such forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	June 30, 2024	September 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,375	$123,001
Trade accounts receivable, net	32,766	33,421
Accounts receivable, other	58,647	42,454
Inventory	1,022,380	975,218
Other current assets	51,396	53,903
Total current assets	1,262,564	1,227,997
Property and equipment, net of accumulated depreciation of $855,058 at June 30, 2024, and $780,212 at September 30, 2023	267,829	297,779
Operating lease assets	560,602	570,657
Goodwill	533,951	533,081
Intangible assets, excluding goodwill, net of accumulated amortization of $32,435 at June 30, 2024, and $30,587 at September 30, 2023	53,275	55,171
Other assets	42,976	40,565
Total assets	$2,721,197	$2,725,250
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$49,163	$4,173
Accounts payable	234,552	258,884
Accrued liabilities	161,191	163,366
Current operating lease liabilities	136,524	150,479
Income taxes payable	13,495	2,355
Total current liabilities	594,925	579,257
Long-term debt	978,865	1,065,811
Long-term operating lease liabilities	457,169	455,071
Other liabilities	21,375	23,139
Deferred income tax liabilities, net	91,193	93,224
Total liabilities	2,143,527	2,216,502
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 102,643 and 106,266 shares issued and shares outstanding at June 30, 2024, and September 30, 2023, respectively	1,026	1,063
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	5,677
Accumulated earnings	698,498	624,772
Accumulated other comprehensive loss, net of tax	(121,854)	(122,764)
Total stockholders’ equity	577,670	508,748
Total liabilities and stockholders’ equity	$2,721,197	$2,725,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$942,340	$931,008	$2,782,003	$2,806,775
Cost of goods sold	461,457	456,303	1,370,872	1,375,157
Gross profit	480,883	474,705	1,411,131	1,431,618
Selling, general and administrative expenses	408,730	384,183	1,210,303	1,165,420
Restructuring	383	397	361	18,077
Operating earnings	71,770	90,125	200,467	248,121
Interest expense	20,707	18,654	58,544	53,262
Earnings before provision for income taxes	51,063	71,471	141,923	194,859
Provision for income taxes	13,339	20,650	36,565	52,840
Net earnings	$37,724	$50,821	$105,358	$142,019
Earnings per share:
Basic	$0.37	$0.47	$1.01	$1.32
Diluted	$0.36	$0.46	$0.98	$1.30
Weighted-average shares:
Basic	103,190	107,560	104,477	107,383
Diluted	105,897	109,668	107,186	109,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net earnings	$37,724	$50,821	$105,358	$142,019
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,955)	4,576	1,494	39,962
Interest rate swap, net of tax	46	2,806	(1,458)	2,806
Interest rate caps, net of tax	—	—	—	(1,960)
Foreign exchange contracts, net of tax	887	(10)	874	(1,937)
Other comprehensive income (loss), net of tax	(5,022)	7,372	910	38,871
Total comprehensive income	$32,702	$58,193	$106,268	$180,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2023	106,266	$1,063	$5,677	$624,772	$(122,764)	$508,748
Net earnings	—	—	—	38,390	—	38,390
Other comprehensive income	—	—	—	—	10,808	10,808
Share-based compensation	—	—	5,118	—	—	5,118
Stock issued for equity awards	722	7	209	—	—	216
Employee withholding taxes paid related to net share settlement	(192)	(2)	(1,738)	—	—	(1,740)
Repurchases and cancellations of common stock	(1,939)	(19)	(9,266)	(10,915)	—	(20,200)
Balance at December 31, 2023	104,857	$1,049	$—	$652,247	$(111,956)	$541,340
Net earnings	—	—	—	29,244	—	29,244
Other comprehensive loss	—	—	—	—	(4,876)	(4,876)
Share-based compensation	—	—	3,964	—	—	3,964
Stock issued for equity awards	184	2	1,396	—	—	1,398
Employee withholding taxes paid related to net share settlement	(1)	(1)	(19)	—	—	(20)
Repurchases and cancellations of common stock	(1,526)	(15)	(5,341)	(14,844)	—	(20,200)
Balance at March 31, 2024	103,514	$1,035	$—	$666,647	$(116,832)	$550,850
Net earnings	—	—	—	37,724	—	37,724
Other comprehensive loss	—	—	—	—	(5,022)	(5,022)
Share-based compensation	—	—	4,178	—	—	4,178
Stock issued for equity awards	5	—	40	—	—	40
Repurchases and cancellations of common stock	(876)	(9)	(4,218)	(5,873)	—	(10,100)
Balance at June 30, 2024	102,643	$1,026	$—	$698,498	$(121,854)	$577,670

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2022	106,970	$1,070	$4,241	$440,172	$(151,847)	$293,636
Net earnings	—	—	—	50,337	—	50,337
Other comprehensive income	—	—	—	—	25,234	25,234
Share-based compensation	—	—	5,135	—	—	5,135
Stock issued for equity awards	404	4	78	—	—	82
Employee withholding taxes paid related to net share settlement	(90)	(1)	(1,125)	—	—	(1,126)
Balance at December 31, 2022	107,284	$1,073	$8,329	$490,509	$(126,613)	$373,298
Net earnings	—	—	—	40,861	—	40,861
Other comprehensive income	—	—	—	—	6,265	6,265
Share-based compensation	—	—	3,838	—	—	3,838
Stock issued for equity awards	266	3	1,638	—	—	1,641
Employee withholding taxes paid related to net share settlement	(1)	—	(15)	—	—	(15)
Balance at March 31, 2023	107,549	$1,076	$13,790	$531,370	$(120,348)	$425,888
Net earnings	—	—	—	50,821	—	50,821
Other comprehensive income	—	—	—	—	7,372	7,372
Share-based compensation	—	—	3,550	—	—	3,550
Stock issued for equity awards	15	—	81	—	—	81
Balance at June 30, 2023	107,564	$1,076	$17,421	$582,191	$(112,976)	$487,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net earnings	$105,358	$142,019
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	83,533	75,773
Share-based compensation expense	13,260	12,523
Amortization of deferred financing costs	1,872	1,998
Loss on early extinguishment of debt	3,734	601
Impairment of long-lived assets, including operating lease assets	626	2,070
Loss on disposal of equipment and other property	4	3
Deferred income taxes	(6,509)	(1,168)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	815	2,364
Accounts receivable, other	(15,954)	(5,307)
Inventory	(46,716)	(37,310)
Other current assets	2,914	3,323
Other assets	(445)	286
Operating leases, net	(2,421)	(14,762)
Accounts payable and accrued liabilities	(13,615)	(51,581)
Income taxes payable	11,158	1,959
Other liabilities	(1,759)	(20)
Net cash provided by operating activities	135,855	132,771
Cash Flows from Investing Activities:
Payments for property and equipment, net of proceeds	(63,808)	(63,796)
Acquisitions, net of cash acquired	(218)	—
Net cash used by investing activities	(64,026)	(63,796)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and ABL facility	1,345,458	1,069,000
Repayments of long-term debt and ABL facility	(1,383,553)	(1,133,134)
Debt issuance costs	(9,135)	(4,788)
Proceeds from equity awards	1,654	1,804
Payments for common stock repurchased	(50,500)	—
Employee withholding taxes paid related to net share settlement of equity awards	(1,759)	(1,141)
Net cash used by financing activities	(97,835)	(68,259)
Effect of foreign exchange rate changes on cash and cash equivalents	380	3,063
Net increase (decrease) in cash and cash equivalents	(25,626)	3,779
Cash and cash equivalents, beginning of period	123,001	70,558
Cash and cash equivalents, end of period	$97,375	$74,337
Supplemental Cash Flow Information:
Interest paid	$56,498	$63,455
Income taxes paid	$34,477	$52,123
Capital expenditures incurred but not paid	$9,970	$6,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial statements of Sally Beauty Holdings, Inc. and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of June 30, 2024, and September 30, 2023, our consolidated results of operations, consolidated comprehensive income and consolidated statements of stockholders’ equity for the three and nine months ended June 30, 2024 and 2023, and consolidated cash flows for the nine months ended June 30, 2024 and 2023.

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

Use of Estimates

In order to present our financial statements in conformity with GAAP, we are required to make certain estimates and assumptions that impact our interim financial statements and supplementary disclosures. These estimates may use forecasted financial information based on reasonable information available, however they are subject to change in the future. Significant estimates and assumptions are part of our accounting for sales allowances, deferred revenue, valuation of inventory, amortization and depreciation, intangibles and goodwill, and other reserves. We believe these estimates and assumptions are reasonable; however, they are based on management’s current knowledge of events and actions, and changes in facts and circumstances may result in revised estimates and impact actual results.

2. Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance segment disclosures for annual and interim consolidated financial statements, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). For public companies, the amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this update, but we do not expect the update to impact our consolidated results of operations or financial position.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand disclosures in an entity’s income tax rate reconciliation table and the disaggregation of taxes paid in U.S. and foreign jurisdictions. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this update, but we do not expect the update to impact our consolidated results of operations or financial position.

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

Changes to our contract liabilities, which are included in accrued liabilities in our condensed consolidated balance sheets, for the periods were as follows (in thousands):

	Nine Months Ended June 30,
	2024	2023
Beginning Balance	$14,038	$13,460
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	9,266	12,438
Revenue recognized from beginning liability	(11,252)	(11,669)
Ending Balance	$12,052	$14,229

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

Financial instruments measured at fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows:

(in thousands)	Classification	Fair Value Hierarchy Level	June 30, 2024	September 30, 2023
Financial Assets:
Foreign exchange contracts
Non-designated cash flow hedges	Other current assets	Level 2	$1,028	$1,160
Interest rate swap	Other assets	Level 2	2,982	4,668
Total assets			$4,010	$5,828
.
Financial Liabilities:
Foreign exchange contracts
Designated cash flow hedges	Accrued liabilities	Level 2	$146	$—
Non-designated cash flow hedges	Accrued liabilities	Level 2	197	397
Total liabilities			$343	$397

The fair value of each asset and liability were measured using widely accepted valuation techniques, including discounted cash flow analyses and observable inputs, such as market interest rates and foreign exchange rates.

Other fair value disclosures

The carrying amounts of cash equivalents, trade and other accounts receivable, and accounts payable and borrowing under our $500 million asset-based senior secured loan facility (the “ABL facility”) approximate their respective fair values due to the short-term nature of these financial instruments. Carrying amounts and the related estimated fair value of our long-term debt, excluding finance lease obligations, debt issuance costs and original issue discounts, are as follows:

		June 30, 2024		September 30, 2023
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance lease obligations
Senior notes	Level 1	$600,000	$592,500	$679,961	$662,962
Term loan B	Level 2	395,000	394,013	398,000	398,000
Total long-term debt		$995,000	$986,513	$1,077,961	$1,060,962

The fair values of our term loans were measured using quoted market prices for similar debt securities in active markets or widely accepted valuation techniques, such as discounted cash flow analyses, using observable inputs, such as market interest rates.

5. Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors (“Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock, subject to certain limitations governed by our debt agreements. In July 2021, our Board approved a term extension of our share repurchase program to September 30, 2025. As of June 30, 2024, we had approximately $530.8 million of additional share repurchase authorizations remaining under our share repurchase program. For the three and nine months ended June 30, 2024, we repurchased 0.9 million and 4.3 million shares of our common stock at a total cost of $10.0 million and $50.0 million, respectively, excluding the impact of excise taxes. For the three and nine months ended June 30, 2023, we did not repurchase shares under our share repurchase program.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap	Foreign Exchange Contracts	Total
Balance at September 30, 2023	$(124,846)	$3,716	$(1,634)	$(122,764)
Other comprehensive income (loss) before reclassification, net of tax	1,494	382	(1,043)	833
Reclassification to net earnings, net of tax	—	(1,840)	1,917	77
Balance at June 30, 2024	$(123,352)	$2,258	$(760)	$(121,854)

The tax impact for the changes in other comprehensive income (loss) and the reclassifications to net earnings was not material.

6. Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Weighted-average basic shares	103,190	107,560	104,477	107,383
Dilutive securities:
Stock option and stock award programs	2,707	2,108	2,709	2,136
Weighted-average diluted shares	105,897	109,668	107,186	109,519

Anti-dilutive options excluded from our computation of diluted shares	1,678	1,896	1,678	1,896

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

At September 30, 2023, we determined that due to the recent decline in the Company’s share price and market capitalization, among other factors, a quantitative assessment was required. Based on our September 30, 2023, quantitative assessment using a discounted cash flow, we estimated the fair value for our Beauty Systems Group (“BSG”) reporting unit to be approximately 18% more than its carrying value. The critical assumptions used as part of our evaluation included a projected long-term revenue growth rate of 2.0% and a discount rate of 11.25%, based on a weighted-average cost of capital analysis (adjusted for company-specific risk). Our September 30, 2023, quantitative assessment indicated that the fair value of our SBS segment was substantially higher than its carrying value. Goodwill allocated to our SBS and BSG reporting units, which are also defined as our SBS and BSG segment, was $84.8 million and $449.2 million, respectively, as of June 30, 2024.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Intangible assets amortization expense	$764	$807	$2,415	$2,682

For the nine months ended June 30, 2024, changes in goodwill reflect the effects of foreign currency exchange rates of $1.3 million and adjustments of $0.4 million from the completion of our Goldwell of NY, Inc. acquisition fair value assessment. Additionally, the changes to other intangibles included effects of foreign currency exchange rates of $0.6 million.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2024	September 30, 2023
Compensation and benefits	$56,892	$69,915
Deferred revenue	17,221	18,259
Interest payable	15,926	13,447
Rental obligations	11,073	11,266
Insurance reserves	7,604	6,656
Property and other taxes	1,708	2,617
Operating accruals and other	50,767	41,206
Total accrued liabilities	$161,191	$163,366

9. Short-term and Long-term Debt

At June 30, 2024, our ABL facility had $45.0 million in outstanding borrowings and $437.6 million available for borrowing, including the Canadian sub-facility, subject to borrowing base limitation, as reduced by outstanding letters of credit.

On February 12, 2024, we announced a registered public offering of 6.75% senior notes due 2032 (“2032 Senior Notes”). This offering was made pursuant to a shelf registration statement on Form S-3 filed with the SEC on May 10, 2021. On February 27, 2024, we closed on the 2032 Senior Notes and received $594.0 million in cash proceeds, net of underwriter fees. The proceeds were used to repay the outstanding $680.0 million principal balance on the 5.625% senior notes due 2025 (the “2025 Senior Notes”). The 2032 Senior Notes were issued at par and bear interest at a fixed interest rate of 6.75%. Interest is paid semi-annually during our second and fourth fiscal quarters. The 2032 Senior Notes are guaranteed on a senior secured basis by the guarantors who have guaranteed obligations under our senior secured credit facilities and our existing notes. In connection with the issuance, we incurred approximately $8.5 million in debt issuance costs that are being amortized using the effective interest rate method through the life of the notes.

Additionally, on February 12, 2024, we issued a notice to redeem the entire $680.0 million aggregate outstanding principal amount of the 2025 Senior Notes that remained outstanding on March 13, 2024, at a redemption price equal to 100.00% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest to, but not including, the redemption date. On March 13, 2024, we redeemed the 2025 Senior Notes with the proceeds of our newly-issued 2032 Senior Notes, cash on hand prior to the issuance of the new 2032 Senior Notes, and ABL borrowings. In connection with this redemption, we recognized a $2.0 million loss on the extinguishment of debt within interest expense related to unamortized debt issuance costs.

On June 14, 2024, we entered into a second refinancing amendment, where we negotiated a 50 basis point reduction in the fixed interest spread on our term loan B facility (“TLB 2030”). The TLB 2030 now bears interest at a floating rate equal to, at our option, either the Adjusted Term SOFR Rate plus 1.75% or an adjusted base rate plus 0.75%. No other terms of the agreement were amended. In connection with the repricing, we evaluated the fair value of the debt, before and after the amendment, for each syndicate loan and accounted for the transaction as both a partial extinguishment and modification. As a result, we recognized a loss on extinguishment of $1.7 million within interest expense. In connection with the repricing, we incurred additional immaterial costs, of which the majority were recorded to interest expense. Furthermore, the extinguishment of debt and subsequent exchange of new debt with existing creditors resulted in non-cash financing activities of $20.5 million.

10. Derivative Instruments and Hedging Activities

During the nine months ended June 30, 2024, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 4, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. At June 30, 2024, we held forwards, which expire ratably through September 30, 2024, with a notional amount, based upon exchange rates at June 30, 2024, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$5,041
Euro	2,904
Canadian Dollar	2,823
Total	$10,768

The changes in fair value related to these foreign currency forwards are recorded quarterly into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold (“COGS”), based on inventory turns, in our condensed consolidated statements of earnings. For the three months ended June 30, 2024 and 2023, we recognized a loss of $0.4 million and a loss of $0.7 million, respectively. For the nine months ended June 30, 2024 and 2023, we recognized a loss of $2.5 million and a loss of $0.6 million, respectively. Based on June 30, 2024, valuations and exchange rates, we expect to reclassify losses of approximately $0.7 million out of AOCL and into COGS over the next 12 months.

Interest Rate Swap

In April 2023, we entered into a three-year interest rate swap with an initial notional amount of $200 million (the “interest rate swap”) to mitigate the exposure to higher interest rates in connection with our Term Loan B due in 2030. The interest rate swap involves fixed monthly payments at the contract rate of 3.705%, and. in return, we will receive a floating interest payment based on the 1-month Adjusted Term SOFR Rate. The interest rate swap will mature in April 2026 and is designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recorded quarterly, net of income tax, and included in AOCL.

For the three and nine months ended June 30, 2024, we recognized income of $0.8 million and $2.5 million, respectively, into interest expense on our condensed consolidated statements of earnings related to the interest rate swap. For the three and nine months ended June 30, 2023, we recognized income of $0.5 million into interest expense on our condensed consolidated statements of earnings. At June 30, 2024, we expect to reclassify gains of approximately $2.4 million out of AOCL and into interest expense over the next 12 months.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our prior term loan due 2024. The interest rate caps were comprised of individual caplets and were designated as cash flow hedges. Accordingly, the changes in fair value of the interest rate caps were recorded quarterly, net of income tax, and included in AOCL. During fiscal year 2023, we early settled both interest rate caps due to the forecasted transactions, which were being hedged, no longer occurring as a result of the repayment of our prior term loan. The effects of our interest rate caps on our condensed consolidated statements of earnings were not material for the three months ended June 30, 2023. For the nine months ended June 30, 2023, we recognized income of $2.8 million into interest expense on our condensed consolidated statements of earnings related to the caps.

Non-Designated Derivative Instruments

We also use foreign exchange contracts to mitigate our exposure to exchange rate changes in connection with certain intercompany balances not permanently invested. At June 30, 2024, we held forwards, which settle on various dates in the first month of the next two fiscal quarters, with a notional amount, based upon exchange rates at June 30, 2024, as follows (in thousands):

Notional Currency	Notional Amount
British Pound	$45,392
Euro	21,321
Mexican Peso	20,768
Canadian Dollar	16,879
Total	$104,360

We record changes in fair value and realized gains or losses related to these foreign currency forwards into selling, general and administrative expenses. For the three months ended June 30, 2024 and 2023, the effects of these foreign exchange contracts on our condensed consolidated financial statements were gains of $0.8 million and losses of $1.5 million, respectively. For the nine months ended June 30, 2024 and 2023, the effects of these foreign exchange contracts on our condensed consolidated financial statements were losses of $0.8 million and losses of $2.6 million, respectively.

11. Segment Reporting

Segment data for the three and nine months ended June 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net sales:
SBS	$536,536	$534,932	$1,573,015	$1,614,650
BSG	405,804	396,076	1,208,988	1,192,125
Total	$942,340	$931,008	$2,782,003	$2,806,775
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$86,938	$88,683	$241,387	$279,991
BSG	46,753	48,696	134,395	135,603
Segment operating earnings	133,691	137,379	375,782	415,594
Unallocated expenses	61,538	46,857	174,954	149,396
Restructuring	383	397	361	18,077
Consolidated operating earnings	71,770	90,125	200,467	248,121
Interest expense	20,707	18,654	58,544	53,262
Earnings before provision for income taxes	$51,063	$71,471	$141,923	$194,859

Sales between segments, which are eliminated in consolidation, were not material during the three and nine months ended June 30, 2024 and 2023.

Disaggregation of net sales by segment

Periodically, we make minor adjustments to our product hierarchy, which impacts the roll-up of our merchandise categories. As a result, certain prior year amounts have been reclassified to conform to current year presentation. The following tables disaggregate our segment revenues by merchandise category.

	Three Months Ended June 30,		Nine Months Ended June 30,
SBS	2024	2023	2024	2023
Hair color	40.6%	40.5%	39.7%	39.6%
Hair care	24.2%	23.8%	24.5%	23.8%
Styling tools and supplies	16.2%	17.2%	17.1%	18.2%
Nail	10.5%	10.1%	10.2%	10.1%
Skin and cosmetics	8.1%	7.9%	8.0%	7.6%
Other beauty items	0.4%	0.5%	0.5%	0.7%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2024	2023	2024	2023
Hair care	41.7%	40.8%	42.1%	42.2%
Hair color	41.8%	41.6%	40.9%	40.1%
Styling tools and supplies	10.3%	10.6%	10.5%	10.7%
Skin and cosmetics	3.4%	4.0%	3.7%	4.1%
Nail	2.5%	2.7%	2.4%	2.7%
Other beauty items	0.3%	0.3%	0.4%	0.2%
Total	100.0%	100.0%	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended June 30,		Nine Months Ended June 30,
SBS	2024	2023	2024	2023
Company-operated stores	93.0%	94.1%	93.2%	93.8%
E-commerce	7.0%	5.9%	6.8%	6.2%
Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Nine Months Ended June 30,
BSG	2024	2023	2024	2023
Company-operated stores	68.5%	67.6%	68.3%	67.2%
E-commerce	13.4%	13.0%	13.7%	13.4%
Distributor sales consultants	10.7%	11.6%	10.6%	11.9%
Franchise stores	7.4%	7.8%	7.4%	7.5%
Total	100.0%	100.0%	100.0%	100.0%

12. Restructuring

Restructuring expenses, included in COGS and Restructuring for the three and nine months ended June 30, 2024 and 2023, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Included in COGS (a)
Distribution Center Consolidation and Store Optimization Plan	$—	$(746)	$—	$(5,788)

Included in Restructuring (b)
Distribution Center Consolidation and Store Optimization Plan	$383	$397	$361	$18,077
(a)
Amounts included in COGS relate to adjustments to our expected obsolescence reserve related to the Plan (as defined below).
(b)
For the three and nine months ended June 30, 2023, restructuring consisted of closing costs related to lease terminations and employee termination benefits. The nine months ended June 30, 2023, also included $2.1 million in impairment charges.

Distribution Center Consolidation and Store Optimization Plan

In the fourth quarter of fiscal year 2022, our Board approved the Distribution Center Consolidation and Store Optimization Plan (the “Plan”) authorizing the closure of 330 SBS stores and 35 BSG stores, and the closure of two BSG distribution centers in Clackamas, Oregon and Pottsville, Pennsylvania. Stores identified for early closure were part of a strategic evaluation, which included a market analysis of certain locations where we believed we would be able to recapture demand and improve profitability.

The Plan has been substantially completed, as the remaining two BSG stores were closed earlier this fiscal year. However, we may still incur future immaterial charges related to store closures, such as exit costs, lease negotiation penalties and adjustments to estimates. As of June 30, 2024, there were no material outstanding liabilities for exit costs or involuntary employee termination benefits.

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

Financial Summary for the Three Months Ended June 30, 2024

•
Consolidated net sales for the three months ended June 30, 2024, increased $11.3 million, or 1.2%, to $942.3 million, compared to the three months ended June 30, 2023. Consolidated net sales included a net negative impact from changes in foreign currency exchange rates of $1.0 million;
•
Consolidated comparable sales increased 1.5% for the three months ended June 30, 2024;
•
Consolidated gross profit for the three months ended June 30, 2024, increased $6.2 million, or 1.3%, to $480.9 million, compared to the three months ended June 30, 2023. Consolidated gross margin remained unchanged at 51.0% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023;
•
Consolidated operating earnings for the three months ended June 30, 2024, decreased $18.4 million, or 20.4%, to $71.8 million, compared to the three months ended June 30, 2023. Operating margin decreased 210 bps to 7.6% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023;
•
For the three months ended June 30, 2024, our consolidated net earnings decreased $13.1 million, or 25.8%, to $37.7 million, compared to the three months ended June 30, 2023;
•
For the three months ended June 30, 2024, our diluted earnings per share was $0.36 compared to $0.46 for the three months ended June 30, 2023; and
•
Cash provided by operations was $47.9 million for the three months ended June 30, 2024, compared to $53.1 million for the three months ended June 30, 2023.

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

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures on which we rely to evaluate our operating performance (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2024	2023	Increase (Decrease)		2024	2023	Increase (Decrease)
Net sales:
SBS	$536,536	$534,932	$1,604	0.3%	$1,573,015	$1,614,650	$(41,635)	(2.6)%
BSG	405,804	396,076	9,728	2.5%	1,208,988	1,192,125	16,863	1.4%
Consolidated	$942,340	$931,008	$11,332	1.2%	$2,782,003	$2,806,775	$(24,772)	(0.9)%

Gross profit:
SBS	$321,051	$314,474	$6,577	2.1%	$935,189	$955,066	$(19,877)	(2.1)%
BSG	159,832	160,231	(399)	(0.2)%	475,942	476,552	(610)	(0.1)%
Consolidated	$480,883	$474,705	$6,178	1.3%	$1,411,131	$1,431,618	$(20,487)	(1.4)%

Segment gross margin:
SBS	59.8%	58.8%	100	bps	59.5%	59.2%	30	bps
BSG	39.4%	40.5%	(110)	bps	39.4%	40.0%	(60)	bps
Consolidated	51.0%	51.0%	—	bps	50.7%	51.0%	(30)	bps

Net earnings:
Segment operating earnings:
SBS	$86,938	$88,683	$(1,745)	(2.0)%	$241,387	$279,991	$(38,604)	(13.8)%
BSG	46,753	48,696	(1,943)	(4.0)%	134,395	135,603	(1,208)	(0.9)%
Segment operating earnings	133,691	137,379	(3,688)	(2.7)%	375,782	415,594	(39,812)	(9.6)%
Unallocated expenses and restructuring(a)	61,921	47,254	14,667	31.0%	175,315	167,473	7,842	4.7%
Consolidated operating earnings	71,770	90,125	(18,355)	(20.4)%	200,467	248,121	(47,654)	(19.2)%
Interest expense	20,707	18,654	2,053	11.0%	58,544	53,262	5,282	9.9%
Earnings before provision for income taxes	51,063	71,471	(20,408)	(28.6)%	141,923	194,859	(52,936)	(27.2)%
Provision for income taxes	13,339	20,650	(7,311)	(35.4)%	36,565	52,840	(16,275)	(30.8)%
Net earnings	$37,724	$50,821	$(13,097)	(25.8)%	$105,358	$142,019	$(36,661)	(25.8)%
	.
Comparable sales growth (decline):
SBS	0.7%	3.0%	(230)	bps	(1.7)%	5.0%	(670)	bps
BSG	2.6%	(2.4)%	500	bps	1.8%	(0.9)%	270	bps
Consolidated	1.5%	0.6%	90	bps	(0.2)%	2.4%	(260)	bps

Number of stores at end-of-period (including franchises):
SBS	3,128	3,141	(13)	(0.4)%
BSG	1,332	1,336	(4)	(0.3)%
Consolidated	4,460	4,477	(17)	(0.4)%

(a)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings. Additionally, unallocated expenses include costs associated with our Fuel for Growth initiative. Restructuring costs included in this line are related to our Distribution Center Consolidation and Store Optimization Plan. See Note 12 for more information.

Results of Operations

The Three Months Ended June 30, 2024, compared to the Three Months Ended June 30, 2023

Net Sales

SBS. The increase in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$3,643
Sales outside comparable sales (a)	(1,706)
Foreign currency exchange	(333)
Total	$1,604
(a)
Includes closed stores, net of stores opened for less than 14 months.

SBS’s net sales increase was primarily driven by an increase in comparable sales, partially offset by the impact of closed stores. SBS’s increase in comparable sales was driven by improved new and reactivated customer trends as key strategic initiatives continue to mature.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$10,063
Sales outside comparable sales (a)	302
Foreign currency exchange	(637)
Total	$9,728
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months and sales from acquired stores.

BSG’s net sales increase was primarily driven by an increase in comparable sales, reflecting expanded distribution, new brand innovation and improving salon demand trends, partially offset by unfavorable impacts of foreign currency exchange rates.

Gross Profit

SBS. SBS’s gross profit increased for the three months ended June 30, 2024, as a result of an increase in net sales and a higher gross margin on units sold. SBS’s gross margin improvement was driven primarily by lower distribution and freight costs from supply chain efficiencies and higher product margins, partially offset by unfavorable fixed cost absorption.

BSG. BSG’s gross profit was flat for the three months ended June 30, 2024, as a result of a lower gross margin on units sold, offset by an increase in net sales. BSG’s gross margin decline was driven by an unfavorable fixed cost absorption and lower product margins, primarily from higher take rate on promotions and brand mix, partially offset by lower distribution and freight costs from supply chain efficiencies.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $8.3 million, or 3.7%, for the three months ended June 30, 2024. As a percentage of SBS net sales, selling, general and administrative expense for the three months ended June 30, 2024, was 43.6%, compared to 42.2% for the three months ended June 30, 2023. The increase as a percentage of sales was primarily due to higher labor and other compensation-related expenses, depreciation expense, and advertising expense.

BSG. BSG’s selling, general and administrative expenses increased $1.5 million, or 1.4%, for the three months ended June 30, 2024. As a percentage of BSG net sales, selling, general and administrative expense for the three months ended June 30, 2024, was 27.9% compared to 28.2% for the three months ended June 30, 2023. The decrease as a percentage of sales was primarily due to higher net sales, partially offset by higher depreciation expense.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $14.7 million, or 31.3%, for the three months ended June 30, 2024, primarily due to expenses in connection with our Fuel for Growth initiative and higher labor and other compensation-related expenses.

Interest Expense

The increase in interest expense is primarily due to the repricing of our Term Loan B which resulted in the recognition of $1.7 million in losses on debt extinguishment. See Note 9, Short-term and Long-term Debt, in Item 1 of this quarterly report for more information on our debt.

Provision for Income Taxes

The effective tax rates were 26.1% and 28.9% for the three months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate was primarily due to additional taxes and interest paid in the prior year quarter for the one-time transition tax on unrepatriated foreign earnings (“Repatriation Tax”) related to the fiscal year ended September 30, 2018.

The Nine Months Ended June 30, 2024, compared to the Nine Months Ended June 30, 2023

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$(27,426)
Sales outside comparable sales (a)	(27,167)
Foreign currency exchange	12,958
Total	$(41,635)
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months.

SBS’s net sales decrease was primarily driven by fewer comparable sales and the impact of store closures, which includes $23.8 million resulting from the Plan, of which, a significant portion was recaptured in other locations that are included within comparable sales. These decreases were partially offset by a favorable impact from foreign currency exchange rates. SBS’s comparable sales decline was a result of fewer transactions, partially offset by growth in our average unit retail, driven by inflationary impacts and pricing leverage.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$20,630
Sales outside comparable sales (a)	(3,130)
Foreign currency exchange	(637)
Total	$16,863
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months and sales from acquired stores.

BSG’s net sales increase was primarily driven by an increase in comparable sales, reflecting expanded distribution, new brand innovation and improving salon demand trends, partially offset by the impact of store closures and the unfavorable impact from foreign currency exchange rates.

Gross Profit

SBS. SBS’s gross profit decreased for the nine months ended June 30, 2024, as a result of a decrease in net sales, partially offset by higher gross margin on units sold. SBS’s gross margin improvement was primarily due to lower distribution and freight costs from supply chain efficiencies and higher product margins, partially offset by unfavorable fixed cost absorption.

BSG. BSG’s gross profit was flat for the nine months ended June 30, 2024, as a result of a lower gross margin on units sold, offset by an increase in net sales. BSG’s gross margin decline was driven primarily by unfavorable fixed cost absorption, shrink expense, and adjustments to our expected obsolescence reserve related to the Plan in the prior year, partially offset by lower distribution and freight costs from supply chain efficiencies.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $18.7 million, or 2.8%, for the nine months ended June 30, 2024, and included an unfavorable impact from foreign exchange rates of $4.8 million and cost savings from store closures in connection with the Plan. As a percentage of SBS net sales, selling, general and administrative expense for the nine months ended June 30, 2024, was 44.1% compared to 41.8% for the nine months ended June 30, 2023. The increase as a percentage of sales was primarily due to higher labor and other compensation-related expenses, rent expense, depreciation expense, and advertising expense.

BSG. BSG’s selling, general and administrative expenses decreased $0.6 million, or 0.2%, for the nine months ended June 30, 2024. As a percentage of BSG net sales, selling, general and administrative expense for the nine months ended June 30, 2024, was 28.3% compared to 28.6% for the nine months ended June 30, 2023. The decrease as a percentage of sales was driven primarily by higher net sales and lower delivery expense.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $25.6 million, or 17.1%, for the nine months ended June 30, 2024, primarily due to expenses in connection with our Fuel for Growth initiative in the current year.

Restructuring

The decrease in restructuring was primarily due to the lapping of expenses incurred in connection with the Plan in the prior year for $18.1 million. See Note 12, Restructuring, in Item 1 of this quarterly report for more information on the Plan.

Interest Expense

The increase in interest expense is primarily due to the impacts of higher interest rates and debt extinguishment, partially offset by lower average outstanding borrowings on our ABL facility during the current year. See Note 9, Short-term and Long-term Debt, and Note 10, Derivative Instruments and Hedging Activities, in Item 1 of this quarterly report for more information on our debt and interest rate swap that has helped mitigate some of the additional interest costs resulting from higher interest rates.

Provision for Income Taxes

The effective tax rates were 25.8% and 27.1% for the nine months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate was primarily due to Repatriation Tax related to the fiscal year ended September 30, 2018.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash from operations, cash and cash equivalents and borrowings under our ABL facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures, debt interest and principal payments. Additionally, under our share repurchase program (see below for more details) we will from time to time repurchase shares of our common stock on the open market to return value to our shareholders. At June 30, 2024, we had $535.0 million in our liquidity pool, which includes $437.6 million available for borrowing under our ABL facility and cash and cash equivalents of $97.4 million.

Our working capital (current assets less current liabilities) increased $18.9 million, to $667.6 million at June 30, 2024, compared to $648.7 million at September 30, 2023. The increase was primarily driven by an increase in inventory, as a result of expanded distribution rights in BSG and vendor price increases, and the timing of account payables and lease renewals. These impacts were partially offset by higher borrowings under our ABL facility and a decrease in cash and cash equivalents.

We anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations, and funds available under our ABL facility will be sufficient to fund our working capital and capital expenditure requirements over the next twelve months.

Cash Flows

	Nine Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$135,855	$132,771
Net cash used by investing activities	(64,026)	(63,796)
Net cash used by financing activities	(97,835)	(68,259)

Net Cash Provided by Operating Activities

The increase in cash provided by operating activities was primarily driven by the timing of interest and tax payments and the impact of lease contract termination and severance payments in connection with the Plan in the prior year, partially offset by fewer cash receipts from customers, higher inventory purchases and the timing of vendor and manufacturing allowances.

Net Cash Used by Investing Activities

Cash used by investing activities was relatively unchanged. Our capital expenditures related primarily to store improvements and system upgrades.

Net Cash Used by Financing Activities

The increase in cash used by financing activities was primarily due to shares repurchased in the current year under our share repurchase program and an increase in debt issuance costs, partially offset by fewer reductions in our debt outstanding in the current year compared to the prior year.

Debt and Guarantor Financial Information

During the current fiscal year, we issued $600.0 million in 2032 Senior Notes and used the proceeds, together with cash on hand and borrowings under our ABL facility, to repay in full our 2025 Senior Notes. See Note 9, Short-term and Long-term Debt, in Item 1 of this quarterly report for more information on our debt.

At June 30, 2024, we had $1.0 billion in outstanding debt principal, excluding finance lease obligations, unamortized debt issuance costs and debt discounts, in the aggregate, of $12.1 million. Our debt consists of $600.0 million in 2032 Senior Notes outstanding, $395.0 million remaining on our term loan and $45.0 million in outstanding borrowings under our ABL facility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, paying down other debt and share repurchases. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities. During the nine months ended June 30, 2024, the weighted average interest rate on our borrowings under the ABL facility was 7.3%.

We are currently in compliance with the agreements and instruments governing our debt, including our financial covenants.

Guarantor Financial Information

Our 2032 Senior Notes were issued by our wholly-owned subsidiaries, Sally Holdings LLC and Sally Capital Inc. (together, the “Issuers”). The notes are unsecured debt instruments guaranteed by us and certain of our wholly-owned domestic subsidiaries (together, the “Guarantors”) and have certain restrictions on the ability of our subsidiaries to make certain restrictive payments to Sally Beauty. The guarantees are joint and several, and full and unconditional. Certain other subsidiaries, including our foreign subsidiaries, do not serve as guarantors.

The following summarized consolidating financial information represents financial information for the Issuers and the Guarantors on a combined basis. All transactions and intercompany balances between these combined entities have been eliminated.

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of June 30, 2024, and September 30, 2023:

(in thousands)	June 30, 2024	September 30, 2023
Cash and cash equivalents	$36,072	$66,148
Inventory	$776,321	$735,853
Intercompany receivable	$—	$1,658
Current assets	$903,773	$890,462
Total assets	$2,056,612	$2,076,413
Current liabilities	$486,539	$468,202
Intercompany payable	$5,181	$—
Total liabilities	$1,942,100	$2,011,075

The following table presents the summarized statement of earnings information for the Issuers and the Guarantors for the nine months ended June 30, 2024 (in thousands):

Net sales	$2,238,653
Gross profit	$1,150,791
Earnings before provision for income taxes	$113,978
Net Earnings	$85,717

Share Repurchase Programs

Under our current share repurchase program, we may from time to time repurchase our common stock on the open market. During the three and nine months ended June 30, 2024, we repurchased 0.9 million and 4.3 million shares of our common stock for $10.0 million and $50.0 million, respectively, under our share repurchase program, excluding the impact of excise taxes. During the three and nine months ended June 30, 2023, no shares were repurchased in connection with our share repurchase program. See Note 5, Stockholders’ Equity, for more information about our share repurchase program.

Contractual Obligations

Other than our debt, as discussed above, there have been no material changes outside the ordinary course of our business to our contractual obligations since September 30, 2023.

Off-Balance Sheet Financing Arrangements

At June 30, 2024, and September 30, 2023, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

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

Item 4. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2024, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Information regarding shares of common stock we repurchased during the third quarter of fiscal year 2024, excluding the impact of excise taxes, is as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - Apr 30, 2024	—	$—	—	$540,792,435
May 1 - May 31, 2024	581,972	11.16	581,972	534,295,204
Jun 1 - Jun 30, 2024	294,003	11.91	294,003	530,792,437
Total this quarter	875,975	$11.42	875,975	$530,792,437

(1)
In July 2021, we announced that our Board of Directors had approved a term extension to our share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock over an approximate four-year period expiring on September 30, 2025.
(2)
The calculation of the average price paid per share includes the impact of commissions paid in connection with the shares repurchased.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

4.1

Fifth Supplemental Indenture, dated as of February 27, 2024, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Computershare Trust Company, N.A, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 27, 2024

4.2

Second Refinancing Amendment to Credit Agreement, dated as of June 14, 2024, by and among Sally Holdings LLC, Sally Capital Inc., Sally Beauty Holdings, Inc., Sally Investment Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties thereto.*

22	List of Subsidiary Guarantors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Denise Paulonis*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Denise Paulonis*

32.2	Section 1350 Certification of Marlo M. Cormier*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in iXBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: August 8, 2024

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer