Form 10-K
period 2024-09-30
Sally Beauty Holdings, Inc.
filed 2024-11-14
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2024

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

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2024, was approximately $1,279,396,000. At November 8, 2024, there were 101,880,965 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

In this Annual Report, references to the "Company,” “Sally Beauty,” “SBH,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” “might,” “anticipates” or similar expressions may also identify such forward-looking statements.

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

Operating and Growth Strategy

Our operating and growth strategy is guided by our vision to own professional hair color and care for both the do-it-yourself (“DIY”) enthusiast and the professional stylist. SBS’s differentiation is to offer a vast array of hair color and care solutions for in-home use, supported by the content and education we provide our customers. At BSG, we are the largest North American distributor of professional hair color and care, offering stylists and salons the most extensive portfolio of third-party brands in the market.

We remain focused on driving top line growth and profitability by executing on our strategic initiatives:

Customer Centricity

Our DIY customers and professional stylists value the services, education and innovation we provide. We continue to build customer centricity through our value-added services and concepts, including Licensed Colorist on Demand (“LCOD”), Happy Beauty Co. and digital marketplaces such as Amazon, Walmart.com, DoorDash, and Instacart. Looking ahead, we plan on using technology to expand our role in the stylists ecosystem to create value for stylists and our brands. As we gain insights and customer feedback from these concepts, we believe there are opportunities for us to expand on these concepts further and to provide growth beyond our core.

Owned Brands and Innovation

We believe our focus on growing our owned brands at SBS and innovating will help us attract new customers and keep long-term relationships with existing customers. During the fiscal year, we continued to expand our owned brand portfolio and brought to market many innovative products from new and key vendors. At BSG, we further expanded our distribution with brands like Amika, Color Wow, and Moroccanoil and we continue to test new brands. Additionally, at the end of the fiscal year, we expanded our distribution rights and significantly strengthened BSG’s position in a strategically important market with the acquisition of Exclusive Beauty. Going into next fiscal year, we are focused on expanding our owned brand offerings to drive higher sales penetration in Sally, increasing our BSG distribution footprint through expanding high-profile brands, and bringing to market innovation across our key categories of hair care and hair color.

Efficiency and Optimization

During the fiscal year, we were able to continue our Fuel for Growth (“FFG”) initiative that was initially launched in fiscal year 2023. FFG is a mandate to rethink the way we work, generating cost savings and modernizing key parts of our business. For example, our transition to pooled distribution and ongoing changes to our store shipping frequency have lowered our transportation costs. During fiscal 2024, we transitioned select information technology functions to a best cost location, which allowed for the consolidation of our vendor base, lower costs, and the creation of organizational efficiencies.

We believe focusing in these areas will position our company for future growth, further enhance our ability to meet our customers where they are and help us attract new customers.

Store Design and Locations

Sally Beauty Supply

SBS has retail stores in the U.S. (including Puerto Rico), Canada, Mexico, the United Kingdom, Ireland, Belgium, France, Germany, the Netherlands, Spain and Chile. Stores are designed to highlight our extensive product offerings and differentiated position in hair color, hair care, styling tools and nails. We apply strong category management processes, including store specific planograms, to maintain consistent merchandise presentation across our store base. In the U.S. and Canada, our average store offers an average of 7,000 beauty products and is approximately 1,700 square feet in size. Stores are typically located in strip shopping centers, which are occupied by other high-traffic retailers such as grocery stores, mass merchants and home improvement centers. Store formats, including average size and product selection, vary by marketplace to meet the needs of the local customer.

We calibrate store renewals, remodels and expansions between new and existing geographies. In existing marketplaces, we add stores to provide additional coverage and strategically close or relocate underperforming stores as necessary. In new marketplaces, SBS selects geographic areas and store sites on the basis of demographic information, the quality and nature of neighboring tenants, store visibility and location accessibility. SBS generally seeks to expand in geographically contiguous areas to leverage its expertise and brand recognition.

During the fiscal year, we continued testing our new Happy Beauty Co. store concept. Happy Beauty Co. is a unique new retail store concept that brings to market an engaging beauty experience with thousands of quality products priced under $10 in an accessible, fun and expressive environment. Stores feature both third-party brands and our owned brands encompassing four key categories: cosmetics and facial care, bath and body, nails, and hair. The initial pilot stores were opened in the Dallas/Ft. Worth, Texas and Phoenix, Arizona markets. We currently anticipate opening a small number of additional pilot stores within the same markets during fiscal year 2025.

Additionally, we have made the decision to move away from services in our Studio by Sally store concept given the solid traction we are seeing with our LCOD online consultation services. We are taking the knowledge from the Studio by Sally stores and applying the learnings to the rest of the SBS fleet, including piloting a store refresh that reflects modernized branding, an expanded assortment, as well as new floor plans and fixtures.

SBS’s store count for the last three fiscal years is summarized in the following table:

	Fiscal Year
	2024	2023	2022
Beginning store count	3,148	3,439	3,549
Opened (1)	32	54	47
Closed (2)	(51)	(345)	(155)
Franchises closed	—	—	(2)
Ending store count	3,129	3,148	3,439

(1) In fiscal years 2024 and 2023, we opened two pilot stores and 10 pilot stores, respectively, for Happy Beauty Co.

(2) In fiscal years 2023 and 2022, we closed 294 stores and 36 stores, respectively, in connection with our Distribution Center Consolidation and Store Optimization Plan (the "Plan”).

Beauty Systems Group

BSG stores, including franchise-based Armstrong McCall stores, are designed to highlight our extensive product offerings to salons and salon professionals. Our stores, on average, offer approximately 8,000 professional beauty products tailored to the territory and are segmented into distinctive areas arranged by product type, with certain areas dedicated to leading third-party brands. Our company-operated stores average approximately 2,700 square feet and are located primarily in secondary strip shopping centers, and are a destination exclusively for licensed cosmetologists.

BSG’s store count for the last three fiscal years is summarized in the following table:

	Fiscal Year
	2024	2023	2022
Beginning store count	1,338	1,355	1,362
Opened	14	38	54
Closed (1)	(20)	(55)	(61)
Franchises opened	1	—	2
Franchises closed	(2)	—	(2)
Ending store count	1,331	1,338	1,355

(1) In fiscal years 2024, 2023 and 2022, we closed 2 stores, 26 stores and 7 stores, respectively, in connection with the Plan.

Merchandise

We believe our product offerings, led by our hair color and care categories, provide us a competitive advantage. During the last three fiscal years, our hair color and care products made up approximately 70% of our total consolidated sales. Key products included within our sales categories are as follows:

•
Hair Color – Developer/lightener, semi-permanent/demi-permanent/permanent hair color, toner
•
Hair Care – Shampoo and conditioner, hair gels, creams, oils, and other styling products
•
Styling Tools – Hair dryers, irons, curling rods/rollers/pins, brushes/combs, clippers/trimmers/accessories, shears, razors, salon accessories, including chargers for tools & appliances
•
Nails – Polish, gel, acrylics, dips, nail accessories, supplies & tools
•
Skin and Cosmetics – Cosmetics, cosmetic accessories, lashes and accessories, hair removal, skincare, jewelry
•
Other Beauty Products – Salon chairs, dryers, shampoo bowls, basics

Additionally, as a top destination to shop for professional color and care, our goal is to be in-stock in these core categories at every opportunity.

Sally Beauty Supply

SBS carries an extensive selection of leading third-party, owned and exclusive-labeled brand professional beauty products across a variety of categories. As leaders in the beauty industry, we believe we are uniquely positioned to adapt and innovate within our brands, partnerships and product offerings to provide the looks customers want. We believe this focus helps us attract new customers and keep long-term relationships with existing customers. During the fiscal year, we continued to focus on our owned brands, driving significant growth in our newest brands; bondbar, Inspired by Nature and Strawberry Leopard. Furthermore, we expanded our selection of mindful products, by adding Xmondo, Better Natured and Sauce Beauty, that are vegan-free, cruelty free, consciously packaged and provide charitable contributions to communities. Lastly, we continue to grow our nail category with a large selection of dips, gels and press on nails.

We believe that many of our owned brands, available only at SBS, offer equal or better quality than leading third-party brands. During the fiscal years 2024, 2023, and 2022, our SBS U.S.- and Canada-owned brand sales have been approximately 34%, 34%, and 32%, respectively, of total SBS U.S. and Canada sales.

Beauty Systems Group

BSG carries an extensive, industry-leading selection of third-party branded products, many of which have exclusive distribution rights with us. We are a trusted partner to the licensed stylist community and therefore have competitive prices across a variety of product categories. Our assortment and distribution are unique in certain geographies, and we continue to pursue the acquisition of additional distribution rights as well as expand our channels of operations with our existing brand portfolio. As one of the largest North American distributors of professional hair color and care products, carrying an extensive selection of branded merchandise and educating on the latest technology and techniques are critical to maintaining relationships with our community of professional stylists and estheticians.

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

Beauty Systems Group

BSG’s marketing programs are designed to promote its extensive selection of brand partners' products at competitive prices and to educate, motivate and empower existing and potential customers. We work closely with our vendors to provide promotional offers for certain products to target existing and potential customers. We distribute promotional material through multiple channels, including print mail, e-mail, SMS, mobile app push notifications, social media, trade shows, educational events, virtual education events, store personnel and DSCs. As of September 30, 2024, we had a network of 652 DSCs who personally consult, support and sell directly to salons and salon professionals. In addition, we believe that our digital platforms enhance other efforts intended to promote awareness of our products by salons and salon professionals.

Customer Loyalty

In the U.S. and Canada, we have approximately 16 million loyal customers, of which a majority are part of our Sally Beauty Rewards Program. Our Sally Beauty Rewards Program is designed to earn SBS customer loyalty and was recognized as one of “America’s Best Loyalty Programs” by Newsweek and Statista in recent years. The program is free to join, and it provides our loyalty customers the ability to earn points on their SBS purchases and to convert those points to Sally Beauty Rewards when certain thresholds are attained. Through the program, these customers may also receive exclusive savings and personalized marketing offers.

The following table highlights the size of the Sally Beauty Rewards membership and the percentage of sales for which their membership accounts:

	Fiscal Year
	2024	2023	2022
Sally Beauty Reward members	15.0 million	15.6 million	16.3 million
% of Sales	76.7%	76.3%	75.7%

In the U.S., we also offer our SBS customers the opportunity to apply for the Sally Beauty Rewards Credit Card which provides additional benefits to Sally Beauty Rewards members. Additionally, we offer our SBS professional customers and BSG customers the opportunity to apply for the Cosmo Prof Rewards Credit Card, which provides (i) discounts on Cosmo Prof purchases or (ii) points through the Sally Beauty Rewards Program on SBS purchases.

Through these programs, we are able to collect valuable point-of-sale customer data in order to increase our understanding of customers and enhance our ability to personalize our marketing. We will continue to monitor and adjust our Sally Beauty Rewards Program in an effort to further enhance our customer experience and promote repeat sales from both retail customers and salon professionals. Outside of the U.S. and Canada, our customer loyalty and marketing programs vary by marketplace.

Digital Strategy

We continue to grow our digital footprint, not only through our marketing and customer relationship efforts, but also through our digital platforms in each segment. We believe we are uniquely positioned to continue expanding our digital sales penetration thanks to our omni-channel business model, which enables us to meet our customers where they are: in store or online, or through a hybrid approach such as our “buy online, pick up in store” ("BOPIS") option. Additionally, our digital strategy of enhancing our customer centricity aims to expand our services ecosystem to support professional stylists as well as increase education and expertise to inspire and support all of our customers. For the fiscal years 2024, 2023, and 2022, our global e-commerce sales represented approximately 9.8%, 9.3%, and 8.7%, respectively, of our consolidated sales.

To that end, we are excited to continue our digital expansion through our recent initiatives, such as expanding online digital marketplaces and our LCOD featured on our website, www.sallybeauty.com.

In SBS, we offer LCOD to provide our customers with a more engaging shopping experience. Our LCOD is a digital-focused initiative where customers can live chat with a licensed colorist by text, voice or video to learn more about our hair color product offerings and how to use our products to achieve their desired results. This online option is available in all 50 states and appears as a chat box when customers are browsing our selection of hair color merchandise on our website. As mentioned above, we are seeing positive insights and customer feedback around our LCOD initiative. Furthermore, over the past few years, we launched digital marketplaces with Walmart.com and Amazon.com, and this year expanded to other online partners, like DoorDash and Instacart, to fuel digital sales growth and attract new customers to our Sally brands.

Distribution

We currently receive our merchandise through several distribution centers in the U.S. and various other countries. Our distribution centers service our stores, orders from our DSCs and ship-to-customer orders through various freight carriers. We procure our owned brand merchandise through domestic and foreign vendors and work closely with our overseas vendors to fulfill production orders and schedule ocean and freight carriers to deliver to our distribution centers.

Over the past several years, we have made significant investments in our end-to-end supply chain systems and processes to build a best-in-class merchandising and supply chain platform for the future. As a result, we were recently able to adjust to a new shipping frequency from our distribution centers to a majority of our SBS and BSG stores in the U.S. and Canada by leveraging investments within our supply chain systems. This change has resulted in improved labor productivity and reduced freight costs, while allowing us to maintain healthy in-stock levels.

Additionally, customers are looking for more convenient options for receiving merchandise, which is helping drive their purchasing decisions. As such, we have made significant investments to “meet them where they are.” When ordering through our digital platforms, our customers can select different fulfillment options, including the following: BOPIS; deliver by common carrier (from store or distribution centers); 2-hour delivery; and fulfilling from certain digital marketplaces.

Seasonality

Our business is generally not seasonal.

Our Competition

The primary competitive factors in our industry are: the price of branded and owned brand products; exclusive distribution contracts; the quality, perceived value, brand name recognition, packaging and variety of the products sold; customer service; efficiency of distribution networks; and the availability of desirable store locations.

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

We face competition from certain manufacturers that use their own sales forces to distribute their professional beauty products directly or that align themselves with our competitors. Some of these manufacturers are vertically integrated through the acquisition of distributors and stores. We also face competition from authorized and unauthorized retailers as well as internet sites offering professional salon-only products that are not brand-approved for distribution.

Our Suppliers

We purchase our branded merchandise directly from manufacturers through supply contracts and purchase orders. For fiscal year 2024, our five largest suppliers – Henkel AG & Co. KGaA; Wella Company; the Professional Products Division of L'Oreal USA S/D, Inc.; John Paul Mitchell Systems; and Kao Corporation – accounted for approximately

47% of our consolidated merchandise purchases. We have developed long-standing, relationships, some of which are exclusive, with these suppliers and many others, which we believe are core to our competitive advantage. We purchase products from these and many other manufacturers on an at-will basis or under contracts which can generally be terminated without cause upon 90 days or less notice or that expire without express rights of renewal.

Intellectual Property

In the U.S. and in other countries where we operate, we have registered or legally protected trademarks, copyrights, internet domain names, service marks and trade names that are used to promote and market our business, stores, digital platforms and products. We believe many of these are well recognized and have significant value, including but not limited to the following: Sally®, Sally Beauty®, Cosmo Prof®, Armstrong McCall®, ION® and Beyond the Zone®.

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

Human Capital Management

As of September 30, 2024, we had approximately 27,000 global associates, including approximately 12,000 full-time associates. We believe they are our greatest asset, with their combined skills, knowledge, work/life experiences and capabilities. At the front line interacting with our customers or behind the scenes supporting our field teams, our associates play a major role in our business. While we often emphasize our technology-based transformations and our wide variety of professional beauty products as key attributes, nothing happens or succeeds without our people.

In return for what they do for us, we strive to, among other things:

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
•
Provide meaningful, engaging learning and development that grows our associates’ knowledge of and capability with respect to our business and skills that will help them in business and life; and
•
Create an environment and culture where everyone can bring their true self to work because our differences are what make us beautiful. At SBH, we believe our focus on Diversity, Inclusion & Belonging are crucial to improving how we interact with and influence our associates, customer environments and broader communities. We are committed to being a force for change.

Associate Health & Safety

We strive to create a safe and healthy work environment for all associates.

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

Additionally, we value our partnerships with suppliers and vendors and understand the impact they can have on our associates. Thus, SBH has included rules governing their conduct, both with respect to expectations while interacting with our associates and, for our foreign suppliers, assurances that they too are providing a safe and healthy working environment for their associates.

Labor Practices

We provide competitive wages and benefits in a positive work environment where we focus on doing what is right.

We are an Equal Opportunity Employer with up-to-date policies, procedures and practices with respect to important issues such as safety, discrimination, harassment and retaliation. We provide focused training on these issues to our associates and managers.

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

We also emphasize the importance of taking care of our associates in our Company’s Code of Business Conduct and Ethics, the standard of conduct that applies to all of our associates, executive officers and Board of Directors (the "Board"). The Code reflects the core principles of conducting our business as a good corporate citizen in compliance with all laws, rules and regulations applicable to us and with regard for the welfare of our associates and providing equal opportunity to all associates and job applicants. You can review this important document at http://investor.sallybeautyholdings.com.

Associate Engagement, Development and Culture

We live our values, listen to our associates and take action.

We make significant efforts to ensure our associates are informed, engaged and excited about the work they are doing and contributions they are making to our Company and our customers. We are committed to providing associates with what they need to thrive and grow their career. We significantly invest in our talent processes and set clear expectations around leadership competencies and our cultural values at all levels in the organization. At SBH, we consider the whole end-to-end talent cycle of an associate to ensure we select exceptional people to represent our business and best serve our customer. This includes robust interviewing processes as well as comprehensive onboarding programs to ensure new hires are set up to succeed in their early stages of joining SBH. There is also a strong cadence of completing regular cycles of performance management, linked to our Company values and leadership competencies, as well as regular reviews of our talent and succession pipelines.

Importantly, we devote significant effort and resources to the development of our associates, including providing almost all of our associates access to state-of-the-art learning management systems. We use these platforms to provide specifically designed and interactive award-winning e-learning courses in sales and service, product and hair knowledge, compliance training, and health and safety.

We also place significant value and attention on responding to feedback and input from associates. This includes surveys regarding issues such as Diversity, Inclusion & Belonging and our engagement survey. We review our team’s input and comments, identify common themes and set out action plans to respond. We believe listening is crucial, but taking action and making commitments are even more important.

As discussed below, our efforts around Diversity, Inclusion & Belonging are a core focus of our associate engagement and culture.

Diversity, Inclusion & Belonging

At SBH we celebrate differences, inclusivity and self-expression. This fundamental aspect of SBH’s culture is rooted in our belief that beauty is for everyone, and everyone should find their own path to beauty. Our associates and our customers care about celebrating diversity and self-expression. We want our Company and our stores to be places where all of our associates and customers feel valued for who they are and experience a sense of belonging.

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

In Our Workforce: Our SBH team in the U.S. & Canada is approximately 90% women and approximately 50% people of color. In recent years, Newsweek has recognized SBH among America’s Greatest Workplaces, America’s Greatest Workplaces for Diversity and America’s Greatest Workplaces for Women. We recognize and celebrate the bedrock values of workforce diversity, inclusion, belonging and engagement within our teams. For us, these are key drivers of the success of the business, as our associates should – and do – reflect the various qualities of our customers and what they desire and expect from SBH.

During the fiscal year, we furthered our work with our existing Employee Resource Groups ("ERGs"). Our first four ERGs represent our Black, Hispanic, Women and LGBTQ+ associates, and this year, we added two additional ERGs focused on Veterans and Associates with Disabilities/Neurodivergent Thinking. These ERGS have made a meaningful impact on our team and business, and we will continue to connect and engage them on how we do business, how we best serve our customers, and how we enhance our team and culture.

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

For example, in the U.S., most of the products we sell and the content and methods of advertising and marketing that we utilize are subject to both federal and state regulations administered by a host of federal and state agencies, including, in each case, and among other agencies, one or more of the following: the Food and Drug Administration (the "FDA"), the Federal Trade Commission and the Consumer Products Safety Commission. The transportation and disposal of many of our products are also subject to federal and state regulation. State and local agencies regulate many aspects of our business. We also face comprehensive regulation outside the U.S., focused primarily on product labeling and safety issues, such as cosmetic regulations administered by the EU Commission, Health Canada, Mexico COFEPRIS, and Chile ISP. We believe we are in material compliance with the laws and regulations to which we are subject, although no assurance can be provided that this will remain true going forward or that we will not be required to incur meaningful expenses to comply with such laws and regulations.

As of September 30, 2024, we supplied franchised stores primarily located in the U.S. As a result of these franchisor-franchisee relationships, we are subject to regulation when offering and selling franchises. The applicable laws and regulations affect our business practices, as franchisor, in a number of ways, including restrictions placed upon the offering, renewal, termination and disapproval of assignment of franchises. To date, these laws and regulations have not had a material effect upon our operations.

Access to Public Filings

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports are available, without charge, on our website, www.sallybeautyholdings.com, as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission ("SEC") under the Exchange Act. The SEC maintains an internet site that contains our reports, proxy and information statements, and other information we file electronically with the SEC at www.sec.gov. We will provide copies of such reports to any person, without charge, upon written request to our Investor Relations Department at our principal office. The information found on our website shall not be considered to be part of this or any other report filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect our business, financial condition or results of operations in future periods are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties and are not the only risks and uncertainties we face. Additional risks not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or results of operations in future periods.

Operational, Strategic and General Business Risks

The beauty products distribution industry is highly competitive and is consolidating.

We face significant competition from other beauty stores and outlets, salons, mass merchandisers, online retailers, drug stores and supermarkets. The primary competitive factors in the beauty products distribution industry are price, quality, perceived value, consumer brand name recognition, packaging and variety and availability, customer service, desirable store locations, in-stock inventory and, with respect to e-commerce, look and feel of website and delivery times and costs. Competitive conditions may limit our ability to maintain prices or may require us to reduce prices to retain business or channel share, particularly because customers are able to quickly and conveniently comparison-shop and can determine real-time product availability using digital tools. This behavior can lead to decisions driven solely by price, the functionality of the digital tools, or a combination of these and other factors. Some of our competitors have greater financial and other resources than we do and are less leveraged than our business and may therefore be able to spend more aggressively on advertising and promotional activities and may respond more effectively to changing business and economic conditions. Furthermore, there are few significant barriers to entry into the marketplace for most of the products we sell, making it easy for new market entrants to compete with us. We expect existing competitors, business partners and new entrants to the beauty products distribution industry to constantly revise or improve their business models in response to challenges from competing businesses, including ours. If these competitors introduce changes or developments that we cannot address in a timely or cost-effective manner, our business may be adversely affected.

In addition, our industry is consolidating, which may give our suppliers and our competitors increased negotiating leverage and greater marketing resources. For instance, we may lose customers if those competitors which have broad geographic reach attract additional salons (individual and chain) that are currently BSG customers, or if professional beauty supply manufacturers align themselves with our competitors or begin selling directly to customers. Not only does consolidation in distribution pose risks from competing distributors, but it may also place more leverage in the hands of certain manufacturers, resulting in smaller margins on products sold through our network.

If we are unable to compete effectively in our marketplace or if competitors divert our customers away from our networks, it would adversely impact our business, financial condition and results of operations.

We may be unable to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner.

Our success depends in part on our ability, and our distributed third-party brands' ability, to anticipate, gauge and react in a timely manner to changes in consumer spending patterns and preferences for specific beauty products. If we or the brands we distribute do not timely identify and properly respond to evolving trends and changing consumer demands for beauty products in the geographies in which we compete, our sales may decline significantly. Furthermore, we may accumulate additional inventory and be required to mark down unsold inventory to prices that are significantly lower than normal prices, which would adversely impact our margins and could further adversely impact our business, financial condition and results of operations. Additionally, a large percentage of our SBS product sales come from our owned and exclusive-label brand products. The development and promotion of these owned and exclusive-label brand products often occur well before these products are sold in our stores. As a result, the success of these owned and exclusive-label brand products is largely dependent on our ability to develop products that meet future consumer preferences at prices that are acceptable to our customers. Furthermore, we may have to invest significant amounts on the advertising and marketing of our owned and exclusive-label brands to drive customer awareness of these brands. There can be no assurance that any new owned or exclusive-label brand will meet consumer preferences, gain acceptance among our customer base or generate sales to become profitable or to cover the costs of its development and promotion.

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

We are continuing the implementation of a significant number of strategic initiatives designed to enhance our customer centricity, increase our owned brand sales penetration, improve operational efficiencies and optimize our capabilities, including through the closure of underperforming stores and the consolidation of distribution centers. There can be no assurance that these or future strategic initiatives will be successful. Furthermore, we are investing significant resources in these initiatives and the costs of the initiatives may outweigh their benefits. If these strategic initiatives are not successful, our comparative sales will suffer and our growth prospects, financial results, profitability and cash flows will also be adversely impacted.

We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.

We do not manufacture any products we sell and instead purchase our products from recognized brand manufacturers and private label fillers. We depend on a limited number of manufacturers for a significant percentage of the products we sell.

Because we purchase products from many manufacturers and fillers pursuant to at-will contracts and contracts which can be terminated without cause upon 90 days’ notice or less, or which expire without express rights of renewal, manufacturers and fillers could discontinue sales to us immediately or upon short notice. Some of our contracts with manufacturers may be terminated if we fail to meet specified minimum purchase requirements. If minimum purchase requirements are not met, we do not have contractual assurances of continued supply. In lieu of termination, a manufacturer may also change the terms upon which it sells—for example, by raising prices or broadening distribution to third parties. For these and other reasons, we may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

Changes in SBS’s and BSG’s relationships with suppliers occur often and could positively or negatively impact the net sales and operating earnings of both business segments. Some of our suppliers may seek to decrease their reliance on distribution intermediaries, including full-service/exclusive and open-line distributors like BSG and SBS, by promoting their own distribution channels. These suppliers may offer advantages, such as lower prices, when their products are purchased from distribution channels they control. If our access to supplier-provided products were to diminish relative to our competitors or if we were not able to purchase products at the same prices as our competitors, our business could be materially and adversely affected. Further, consolidation among suppliers may increase suppliers' negotiating leverage, thereby providing them with competitive advantages that may increase our costs and reduce our revenues, adversely affecting our business, financial condition and results of operations. There can be no assurance that the impact of these developments, if they were to occur, would not adversely impact revenue or margins or that our efforts to mitigate the impact of these developments would be successful.

Furthermore, from time to time, our suppliers ship products to us that fail to conform to our quality control standards. Suppliers' failure to comply with our quality control program may result in diminished inventory levels and product quality, which in turn may result in increased order cancellations and product returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition.

Any unexpected significant interruption in manufacturers' and fillers' supply of products or disruptions in our supply chain infrastructure could disrupt our ability to deliver merchandise to our stores and customers in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations.

Manufacturers and owned and exclusive-label brand fillers of beauty supply products are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis. Such risks include the following: inability to procure ingredients; industrial accidents; environmental events; strikes and other labor disputes; union organizing activity; disruptions in logistics or information systems; loss or impairment of key manufacturing sites; product quality control; safety, licensing requirements and other regulatory issues; and natural disasters, pandemics and other external factors over which neither they nor we have control.

In addition, we directly source many of our owned and exclusive-label brand products, including, but not limited to, styling tools, salon equipment, sundries and other promotional products, from foreign third-party manufacturers and many of our vendors also use overseas sourcing to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional or increased import restrictions, duties or tariffs, political instability, local business practices, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products or acts of war or terrorism or pandemics, could materially harm our operations to the extent they affect the production, shipment or receipt of merchandise. Our operating results depend on the orderly operation of our receiving and distribution processes, which depend on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities and capacity.

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

Our suppliers frequently attempt to pass on higher production costs, which have generally increased as a result of inflation over the past few years, which may impact our ability to maintain or grow our margins. The price and availability of raw materials may be impacted by inflation, demand, regulation, weather and other factors. Additionally, manufacturers have and may continue to experience increases in other manufacturing costs, such as transportation, labor and benefit costs. These increases in production costs result in higher merchandise costs to us. We may not always be able to pass on those cost increases to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our e-commerce businesses may be unsuccessful or, if successful, may redirect sales from our stores.

We offer many of our beauty products for sale through our e-commerce businesses in the U.S. (such as www.sallybeauty.com, www.cosmoprofbeauty.com, www.cosmoprofequipment.com and mobile commerce-based apps) and abroad. We have undertaken a number of initiatives to significantly advance our digital commerce capabilities and grow our e-commerce businesses. As a result, we are more susceptible to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our e-commerce operations, websites and software and other related operational systems. Furthermore, our e-commerce businesses face significant competition from larger retailers with more established e-commerce platforms, as well as online retailers, including Amazon, and online store e-commerce platforms, such as Shopify.

Although we believe our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, growth in our e-commerce business relative to in-store sales may result in dilution of operating margin and profit due to higher delivery expenses incurred in our e-commerce sales. Furthermore, as our e-commerce businesses successfully grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of beauty products. In addition, offering products through our e-commerce channels (particularly directly to consumers through our professional business) could cause some of our current or potential vendors to consider utilizing competitive internet offerings of their products either directly or through competing distributors. As we continue to grow our e-commerce businesses, the impact of attracting existing rather than new customers, of experiencing conflicts between product offerings online and through our stores, and of opening up our channels to increased internet competition could have a material adverse impact on our business, financial condition and results of operations, including operating margin, profit, future growth and comparative sales. Furthermore, our recent initiatives to upgrade our e-commerce platforms may not be successful in driving traffic to our websites and increasing our online sales in the long term, which could adversely impact our net sales.

Diversion of professional products sold by BSG could have an adverse impact on our revenues.

The majority of the products that BSG sells, including those sold by our Armstrong McCall franchisees, are meant to be used exclusively by salons and individual salon professionals or sold exclusively to their retail consumers. However, despite our efforts to prevent diversion, incidents of product diversion occur, whereby our products are sold by these purchasers (and possibly by other bulk purchasers such as franchisees) to wholesalers and ultimately to general merchandise retailers, among others. These retailers, in turn, sell such products to consumers. The diverted product may be old, tainted or damaged and sold through unapproved outlets, all of which could diminish the value of the particular brand. In addition, such diversion may result in lower net sales for BSG should consumers choose to purchase diverted products from retailers rather than purchasing from our customers or choose to purchase other products altogether because of the perceived loss of brand prestige. Furthermore, in many instances, BSG is subject to certain anti-diversion obligations under these manufacturers’ contracts that, if violated, may result in the termination of such contracts. In addition, our investigation and enforcement of these anti-diversion obligations may require us to cease selling to customers suspected of diversion, which could impact BSG’s net sales.

BSG’s financial results are affected by the financial results of BSG’s franchise-based Armstrong McCall business.

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

If we are unable to optimize our store base, by profitably opening and operating new stores and closing less profitable stores, our business, financial condition and results of operations may be adversely affected.

Our future growth strategy depends in part on our ability to optimize and profitably operate our stores in existing and additional geographic areas, including in international geographies, and to close underperforming stores. While the capital requirements to open an SBS or BSG store, excluding inventory, vary from geography to geography, such capital requirements have historically been relatively low in the U.S. and Canada. Despite these relatively low opening costs, we may not be able to open all the new stores we plan to open, and we may be unable to optimize our store base, either of which could have a material adverse impact on our business, financial condition and results of operations. Furthermore, we may incur costs associated with the closure of underperforming stores and such store closures may adversely impact our revenues.

In addition, as we continue to open new stores, our management – as well as our financial, distribution and information systems – and other resources will be subject to greater demands. If our personnel and systems are unable to successfully manage this increased burden, our business, financial condition and results of operations may be materially affected.

We may, from time to time, seek to develop and introduce new store concepts. Our ability to succeed in the early stages of new concepts could require significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that we will be able to develop and grow these or any other new concepts to a point where they will become profitable or generate positive cash flow. If we cannot successfully develop and grow these new concepts, our financial condition and results of operations may be adversely impacted.

If our marketing, advertising and promotional programs are unsuccessful, our results of operations and financial condition could be adversely affected.

Customer traffic and demand for our merchandise are influenced by our advertising, marketing and promotional activities. We use marketing, advertising and promotional programs to attract customers through various media, including social media (Instagram, TikTok, Facebook, YouTube), websites, mobile applications, e-mail, and print. Our future growth and profitability will depend in part upon the effectiveness and efficiency of our advertising and marketing programs. Further, disruption to certain media channels could have a material adverse effect on our results of operations and financial condition.

In particular, there has been a substantial increase in the use of social media platforms – including blogs, social media websites and other forms of digital communications – and the influence of social medial influencers in the beauty products industry. Furthermore, social media advertising and marketing continues to increase in importance as consumers are paying less attention to more traditional media. As a result, the success of our marketing and advertising programs are increasingly dependent on the effectiveness of industry influencers that we engage to promote our products. Furthermore, actions taken by these individuals could harm our brand image and reputation. Our social media marketing efforts may not ultimately be successful, and the availability of these platforms may make it easier for smaller competitors to compete with us.

Negative commentary regarding us or the products we sell may also be posted on social media platforms or other electronic means at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. Any harm to us or the products we sell may be immediate without allowing us an opportunity for redress or correction.

If we fail to attract and retain highly skilled management and other personnel at all levels of the Company, our business, financial condition and results of operations may be harmed.

Our success has depended, and will continue to depend, in large part on our ability to attract and retain senior executives who possess extensive knowledge, experience and managerial skill applicable to our business. Significant leadership changes or executive management transitions involve inherent risk, and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance. In addition, from time to time, key executive personnel leave our Company, and we may not be successful in attracting, integrating and retaining the replacement personnel required to continue to grow and operate our business profitably. While we strive to mitigate the negative impact associated with the loss of a key executive employee, an unsuccessful transition or loss could significantly disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations. We may similarly rely on other non-executive personnel and associates across our business, including those working in our corporate functions, to facilitate our ongoing operations and support our strategic initiatives. The recruitment and retention of qualified individuals in these roles are vital elements of the success of our business.

We are also dependent on recruiting, training, motivating, managing and retaining our store employees that interact with our customers on a daily basis. Many team members are in entry-level or part-time positions with historically high turnover rates. Competition for these types of qualified employees, especially in light of recent labor shortages among entry-level workers, is intense and the failure to attract, retain and properly train qualified and motivated employees could result in decreased customer satisfaction, loss of customers and lower sales. In addition, our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor relations, immigration, minimum wage and healthcare benefits; changing demographics; and our reputation within the labor market. Our inability to control our labor costs could affect our results of operations and could result in lower margins in our two segments.

The integration and use of artificial intelligence (AI) and similar technology in our business presents risks and challenges that could adversely affect our business, reputation, and results of operations.

We are in the early stages of integrating AI in our business, including machine learning AI and generative AI tools that collect and analyze data to support our business operations and customer-facing interactions. We also use products and services from third parties that use integrated AI technology. The use of AI tools and technology presents many challenges and risks to our business. Data sets used by AI may be overbroad, insufficient or contain flawed or otherwise biased information. AI tools that we use may include flaws in algorithms, which may create biased or inaccurate outcomes, and may generate offensive, illegal, malicious or otherwise harmful content that could adversely impact our brand, reputation, business, or customers. Since we use AI in customer-facing interactions, any inaccuracies in AI responses could affect customer satisfaction, lead to misinformation, and harm our brand's reputation. Unintended use of AI may lead to regulatory issues, reputational or financial harm, and operational disruptions. The use of AI may also increase the risks to us of data breaches, malware, ransomware, data loss and theft, or the improper handling of sensitive information, which could result in adverse financial and regulatory consequences. The rapid development and adoption of AI and AI-adjacent technology, and of AI’s competitive use cases, may make it more difficult for us to compete in our industry. Our competitors may have greater success implementing and using AI technology than us, which could harm our ability to compete effectively and could adversely affect our results of operations. Further, we may become increasingly reliant on AI technology and tools in the future. The legal, regulatory and compliance environment surrounding the design and use of AI technology – involving federal, state and foreign regulators -- is evolving and complex. Our obligation to comply with the evolving regulatory landscape could entail significant costs and negatively affect our business. In addition, there has been a significant increase in AI-related litigation and government regulatory actions targeting the design, deployment and other uses of AI, and claiming liability under numerous areas of the law, such as consumer protection, product liability, privacy, intellectual property, securities and defamation. Any of these risks could have an adverse effect on our business, reputation and results of operations.

General Economic, Market and Foreign Risks

The political, social and economic conditions in the geographies we serve may affect consumer purchases of discretionary items such as beauty products and salon services, which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be materially affected by conditions in the global capital markets and the economy and regulatory environment generally, both in the U.S. and internationally. Concerns over inflation, rising interest rates, labor shortages, energy costs, geopolitical issues, and conflicts and wars, as well as uncertainty with respect to elections, terrorism, civil unrest, the availability and cost of credit, the mortgage market, and the real estate and other financial markets in the U.S. and Europe have contributed to increased volatility and diminished expectations for the U.S. and certain foreign economies. We appeal to a wide demographic consumer profile and offer an extensive selection of beauty products sold directly to retail consumers and salons and salon professionals. Continued uncertainty in the economy could adversely impact consumer purchases of discretionary items such as beauty products as well as adversely impact the frequency of salon services performed by professionals using products purchased from us. Factors that could affect consumers’ willingness to make such discretionary purchases include the following: inflation, general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit and consumer confidence in future economic conditions. A prolonged economic downturn or acute recession can adversely affect consumer spending habits and result in lower than expected net sales. The economic climate could also adversely affect our vendors. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

In addition, the disruption to the global economy and to our business, along with any sustained decline in our stock price, could lead to triggering events that may indicate that the carrying value of certain assets – including inventories, accounts receivable, long-lived assets, intangibles and goodwill – may not be recoverable, which could lead to impairment or other asset write-downs in the future.

Price inflation for labor, materials and services could adversely affect our business, results of operations and financial condition.

During the fiscal year, inflationary pressures have eased, but over the past few years, we experienced considerable price inflation in costs for labor, materials and services. While inflation is stabilizing, we may not be able to continue to pass through inflationary cost increases and, if inflationary pressures return, we may only be able to recoup a portion of our increased costs in future periods. Our ability to raise prices to reflect increased costs may also be limited by competitive conditions in the market for our products.

The occurrence of large-scale catastrophes or crises, including natural disasters, acts of violence, conflicts, wars or terrorism and global health crises, could adversely affect our operations and financial performance.

The occurrence of natural disasters (the severity and frequency of which may be exacerbated by climate change), acts of violence, conflicts, wars, terrorism or civil unrest or global health crises, including epidemics and pandemics, could result in physical damage to our properties, the temporary closure of stores or distribution centers, the temporary lack of an adequate work force, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) from domestic or foreign suppliers, the temporary disruption in the delivery of goods to our distribution centers (or a substantial increase in the cost of those deliveries), the temporary reduction in the availability of products in our stores and/or the temporary reduction in visits to stores by customers. If one or more natural disasters or acts of violence, conflicts, wars or terrorism were to impact our business, we could, among other things, incur significantly higher costs and longer lead times associated with distributing products. Furthermore, insurance costs associated with our business may rise significantly in the event of a large-scale catastrophe or crisis.

Currency exchange rate fluctuations could result in higher costs and decreased margins and earnings.

Many of our products are sold outside of the United States. As a result, we conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Recently, these foreign currencies have weakened significantly against the U.S. dollar. Our international revenues and expenses are generally derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials, transportation and freight more expensive and more difficult to finance. Foreign currency fluctuations could similarly have an adverse effect on our results of operations and financial condition.

We are subject to risks related to our international operations.

We operate on a global basis, and approximately 19% of our net revenues from continuing operations in fiscal year 2024 were generated outside the U.S. Our non-U.S. operations are subject to many risks and uncertainties, including those resulting from ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, sovereign default risk and actual or anticipated military or political conflicts, labor market disruptions, sanctions, boycotts, new or increased tariffs, quotas, exchange or price controls, trade barriers or other restrictions on foreign businesses, our failure to effectively and timely implement processes and policies across our diverse operations and employee base and difficulties and costs associated with complying with a wide variety of complex and potentially conflicting regulations across multiple jurisdictions. The presence of non-U.S. operations also increases the risk of non-compliance with U.S. laws and regulations applicable to such non-U.S. operations, such as those laws and regulations relating to sanctions, boycotts and improper payments.

In addition, sudden disruptions in business conditions as a consequence of the occurrence, or threat of, large-scale international events such as terrorist attacks, war or other military action, including the wars in Ukraine and in the Middle East, pandemics or other crises or vulnerabilities or as a result of adverse weather conditions or climate changes, may have an impact on consumer spending, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.

A reduction in traffic to, or the closing of, other retailers in shopping areas where our SBS stores are located could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

As a result of our real estate strategy, most of our SBS stores are located in strip shopping centers. These strip shopping centers are occupied by other high-traffic retailers such as grocery stores, mass merchants and home improvement centers. Because most of our SBS stores are located in strip shopping centers, our sales are derived, in part, from the volume of traffic generated by the nearby high-traffic retailers. A reduction in customer traffic to these strip shopping centers, including as a result of the closure of stores in the strip shopping center, a regional or global economic downturn, an outbreak of flu or other viruses (such as COVID-19), a general downturn in the local area where our SBS store is located, or a decline in the desirability of the shopping environment of a particular strip shopping center, could reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Regulatory, Legal and Cybersecurity Risks

Legal proceedings, including litigation, regulatory proceedings, and other claims, and the outcome of such proceedings, litigation or claims, could have a material adverse effect on our business, financial condition and cash flows.

From time to time, we are a party to claims, litigation, including single-plaintiff and class action litigation, and other legal proceedings that arise in the ordinary course of our business, including matters involving employment, premises, real estate, and product litigation. These matters could ultimately result in losses or liabilities to our business. Liabilities for loss contingencies, including those arising from such proceedings, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There is inherent uncertainty in the assessment of the potential outcomes of these matters, and the ultimate resolution of these matters could differ from our predictions. Such outcomes may have a material adverse impact on our consolidated financial position, results of operations or cash flows. See Note 10 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information on litigation and other legal proceedings.

If products sold by us are found to be defective in labeling or content, our credibility and that of the brands we sell may be harmed, marketplace acceptance of our products may decrease, and we may be exposed to liability that exceeds our products liability insurance coverage and manufacturer indemnities.

We do not control the production process for the products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer or owned and exclusive-label brand filler before we offer such product for resale. In many cases, we rely on manufactures' and fillers' representations regarding the composition, manufacture and safety of the products we purchase from them, as well as on the compliance of our product labels with government regulations. Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, include inadequate warnings concerning flammability or interactions with other substances or that we knew or should have known of an alleged defect. For example, numerous cases continue to be filed against beauty product manufacturers and distributors, alleging harm from chemical hair straighteners and hair relaxer products, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective. Furthermore, such claims could have an adverse impact on our reputation.

Any actual defects or allegations of defects in products sold by us could result in adverse publicity and could harm our credibility or the credibility of the manufacturer, which could adversely affect our business, financial condition and results of operations. Although we may have both indemnification rights against the manufacturers of many of the products we distribute and rights as an “additional insured” under the manufacturers’ insurance policies, it is not certain that any manufacturer or insurer will be financially solvent and capable of making payment to any party suffering loss or injury caused by products sold by us or that all losses would be covered by such indemnification rights or insurance policies. If we are forced to expend significant resources and time to resolve such claims or to pay material amounts to satisfy such claims, there could be an adverse effect on our business, financial condition and results of operations.

We could be adversely affected if we do not comply with current laws and regulations or if we become subject to additional or more stringent laws and regulations.

We are subject to a number of federal, state and local laws and regulations in the U.S. as well as applicable laws and regulations in each foreign marketplace in which we do business. These laws and regulations govern, among other things, the composition, packaging, labeling and safety of the products we sell as well as the methods we use to sell and import these products. Non-compliance with applicable laws and regulations of governmental authorities, including the FDA and similar authorities in other jurisdictions – by us or the manufacturers and fillers of the products sold by us – could result in fines, product recalls and enforcement actions and could otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations.

In addition, the laws and regulations applicable to us or manufacturers of the products sold by us may become more stringent. Failure to comply with these new and existing regulations could result in significant fines or damages, in addition to costs and expenses necessary to defend claims related thereto. Manufacturers may try to recover some or all of any increased cost of compliance by increasing the prices at which we purchase products, and we may not be able to recover some or all of such increased cost in our own prices to our customers. We are also subject to state and local laws and regulations that affect our franchisor-franchisee relationships. Increased compliance costs and the loss of sales of certain products due to more stringent or new laws and regulations could adversely affect our business, financial condition and results of operations.

Climate change and other environmental impacts, and increased focus by stakeholders on environmental issues, could adversely affect our business, financial condition and operating results.

Climatologists predict that the long-term effects of climate change and global warming will result in the increased frequency, intensity and duration of weather events, which could significantly disrupt supply chains, potentially impacting our vendors’ raw material costs and the production of products we sell. These weather events could also lead to an increased rate of temporary store closures and reduced customer traffic at our stores.

In addition, concern over climate change may result in new or increased regional, federal or global legal and regulatory requirements to reduce or mitigate the effects of climate change and greenhouse gases. These requirements may lead to an increase in tax, transportation and utility expenses.

Lastly, there is increased focus, including by governmental and non-governmental organizations, investors, customers and consumers, on these and other environmental sustainability matters, including deforestation, land use, climate impact and recyclability or recoverability of packaging, including plastic. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment.

Failure to meet evolving expectations concerning environmental, social, and governance ("ESG") reporting could adversely affect our sales and results of operations.

Expectations from investors, customers, team members, government agencies and other third parties concerning ESG reporting have increased, and our ability to meet those evolving expectations is dependent on a variety of factors, many of which are outside of our control, including (i) cooperation from and access to sourcing vendors and other third parties that meet our standards; (ii) access to consistent and reliable data; (iii) evolving regulatory requirements affecting ESG standards or disclosures; and (iv) the availability and cost of raw materials that meet and further our sustainability and ESG goals. Negative customer perceptions regarding the safety and sourcing of the products we sell and the sufficiency and transparency of our reporting on ESG matters and events that give rise to actual, potential, or perceived compliance and social responsibility concerns could hurt our reputation, result in lost sales, cause our customers to seek alternative sources for their needs and make it difficult and costly for us to regain the confidence of our customers. Furthermore, costs associated with ESG initiatives may have an adverse impact on our business, financial condition and operating results. Our competitors’ ability to develop effective ESG practices and initiatives, and any perceived failure or inadequacy of our own such initiatives, may also have an adverse impact on our business, financial condition and results of operations.

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

Furthermore, the industry in which we operate is characterized by the need for a large number of copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. A third party may at any time assert that our products violate such party’s intellectual property rights. Successful intellectual property claims against us could result in significant financial liabilities and/or prevent us from selling certain of our products. In addition, the resolution of infringement claims may require us to redesign our products, to obtain licenses to use intellectual property belonging to third parties, which may not be attainable on reasonable terms, or to cease using the intellectual property altogether.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and could adversely affect our customer service and relationships. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems disruptions, systems conversions, security breaches, cyberattacks, phishing attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace our information technology systems, and we could experience interruptions in our ability to service customers. Such delays, problems or costs may have a material adverse effect on our business, financial condition and results of operations.

We continuously need to improve and upgrade our systems and infrastructure while maintaining their reliability and integrity. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. The development and implementation of new systems and any other future upgrades to our systems and information technology may require significant costs and could divert our management’s attention and other resources from our core business. There are also no assurances that these new systems and upgrades will provide us with the anticipated benefits and efficiencies. Some of our systems are proprietary and, as a result, our options are limited in seeking third-party help with the operation and upgrade of those systems. There can be no assurance that the time and resources our management will need to devote to operations and upgrades, any delays due to the installation of any upgrade (and customer issues therewith), any resulting service outages, or the impact on the reliability of our data from any upgrade or any legacy system will not have a material adverse effect on our business, financial condition, control environment or results of operations.

Unauthorized access to confidential information and data on our information technology systems, security and data breaches.

As part of our operations, we, together with third parties acting on our behalf, receive, process and maintain sensitive and confidential information about our customers, employees and other third parties. Processing, maintenance and transmission of information is a critical part of our business operations. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches, fraudulent transactions and other disruptive activities. We believe that our security safeguards follow appropriate practices for prevention of security and data breaches and the mitigation of cybersecurity risks. Despite these safeguards and our other security processes and protections, our systems and processes may be vulnerable to security breaches and cyber-attacks, which are evolving and increasingly sophisticated (such as denial-of-service, ransomware, phishing, supply chain and social engineering attacks), as well as to physical breach, vandalism, sabotage, user malfeasance, viruses, misplaced or lost data and inadvertent data disclosure by third parties or us.

A significant data security breach, including misappropriation of our customers’ or employees’ confidential information, could result in significant costs to us, which may include, among others, potential liabilities to payment card networks for reimbursements of credit card fraud and card reissuance costs, including fines and penalties, potential liabilities from governmental or third-party investigations, proceedings or litigation, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results. Relatedly, if our third-party suppliers or vendors are subject to cyber-attacks, data breaches, other security incidents, or disruption of information technology systems or software, such events could expose us to liability, damage our reputation, and have a material adverse effect on our business. While we carry insurance that would mitigate losses in connection with security breaches and cyber incidents, insurance may be insufficient to fully compensate us for potentially significant losses.

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

Failure to comply with rapidly evolving data privacy laws could materially adversely affect our business, financial condition and operating results

We are subject to an evolving body of federal, state and non-U.S. laws, rules, regulations, guidelines and principles regarding data privacy and security, the scope and impact of which are uncertain. Several governments, as well as the European Union ("EU"), have regulations dealing with the collection and use of personal information obtained from their citizens, regulators are also globally imposing greater monetary fines for privacy violations, and there is an increase in private rights of action. In 2023, the California Privacy Rights Act (“CPRA”) expanded consumer privacy rights and extended application of the California Consumer Privacy Act to our California employees. A number of other U.S. states have enacted consumer privacy laws that are expected to take effect in 2024 and beyond or have revived existing state laws with new meaning, potentially subjecting retailers to privacy-based class action lawsuits.

We also expect to see rapid changes and corresponding regulator and private rights of action related to the use of text messaging to communicate with customers, the collection and use of biometric data and dark patterns. We continue to monitor our compliance with the General Data Protection Regulation (“GDPR”) of both the EU, which regulates how organizations handle the personal data of both EU citizens and individuals residing in the EU, and the UK, the latter of which has been applicable post-Brexit. Data privacy is, and may continue to be, a rapidly evolving area of law. Any potential inability to comply with such laws, rules, regulations, guidelines and principles, or to quickly adapt our practices to reflect them as they develop, could potentially subject us to significant fines, damages, liabilities and reputational harm, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Financial Risks

Our comparable sales and quarterly financial performance may fluctuate for a variety of reasons.

Our comparable sales and quarterly results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable sales and quarterly financial performance, including the following:

•
changes in our merchandising strategy or mix;
•
the fact that a portion of a typical new store’s sales come from customers who previously shopped at other existing stores;
•
the timing and effectiveness of our marketing and promotional activities and those of our competitors;
•
the effects of severe weather events or other natural disasters;
•
the number of shopping days in a quarter;
•
fluctuations in the cost to purchase products we sell;
•
store closures in response to state or local regulations due to health concerns; and
•
worldwide economic conditions and, in particular, the retail sales environment in North America and Europe.

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

Outstanding borrowings under our $500 million asset-based senior secured loan facility ("ABL facility") and our term loan B facility ("term loan B") are subject to variable rates of interest and therefore expose us to interest rate risk. If interest rates were to increase, our debt service obligations on any variable rate indebtedness would increase, even if the principal amount borrowed remained the same, and our net earnings and cash flows would correspondingly decrease. We are currently party to, and may enter into in the future, additional, derivative instruments, such as interest rate caps and swaps, to reduce our exposure to changes in interest rates on our term loan B. We may not maintain derivative instruments with respect to all of our variable rate indebtedness, however, and any instruments we enter into may not fully mitigate our interest rate risk.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, our ability to obtain financing in the future and our ability to react to changes in our business.

As of September 30, 2024, certain of our subsidiaries, including Sally Holdings LLC ("Sally Holdings"), had an aggregate principal amount of approximately $1.0 billion of outstanding debt.

Our substantial debt could have significant consequences. For example, it could have the following impact:

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
•
increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest), including borrowings under our ABL facility and our term loan B;
•
place us at a competitive disadvantage compared to our competitors who have proportionately less debt or comparable debt at more favorable interest rates and who, as a result, may be better positioned to withstand economic downturns;
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

Each of our ABL facility, term loan B and senior notes contain certain covenants and restrictions with which we are required to comply. Our ability to comply with these covenants and restrictions may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants and restrictions could result in a default under the relevant governing instruments, which could permit the applicable lenders or senior note holders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay debt, lenders holding secured obligations, such as the lenders under the ABL facility, could proceed against the collateral that secures such unpaid debt. In any such case, our subsidiaries may be unable to borrow under the ABL facility and may not be able to repay the amounts due under the senior notes and the term loan B. This could result in serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

In addition, we and our subsidiaries may incur substantial additional indebtedness in the future. As of September 30, 2024, our ABL facility provided us commitments for additional borrowings of up to approximately $482.5 million, subject to borrowing base limitations, outstanding letters of credit and limitations on cash hoarding above certain balances, once utilized. If new debt is added to our current debt levels, the related risks we face would increase, and we may not be able to meet all our debt obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management Strategies

Our Company is committed to protecting the privacy and security of customer information and the integrity of our information technology systems. We have developed and implemented a cybersecurity risk management program (“Cybersecurity Program”) that is tailored to address specific risks in the retail industry, using a flexible approach informed by our deep understanding of attacker methodologies, targeted assets, and industry best practices. The Cybersecurity Program is intended to protect the confidentiality, availability, and integrity of our information and critical systems by continually monitoring, assessing, identifying, and mitigating cybersecurity risks. The Cybersecurity Program is part of our integrated risk management process and includes, but is not limited to, the following features:

•
Regularly simulated phishing attacks and comprehensive cybersecurity training for all employees, with special focus on high-risk individuals using a new security awareness platform.
•
Cybersecurity insurance coverage to mitigate financial impacts from potential cyber incidents.
•
Endpoint detection and response technologies (EDR) to monitor systems continuously for malicious activity.
•
Behavior analytics tools that help track normal behavior patterns and quickly detect any anomalies.
•
Cloud security measures, offering comprehensive protection and vulnerability management for our cloud environments.
•
Digital risk protection that includes brand protection, social media monitoring, dark web surveillance, and proactive response to phishing, fraud, and account takeovers.
•
Zero-day vulnerability management, with third-party monitoring to prioritize critical vulnerabilities based on real-time risk assessments and active exploitation.
•
Comprehensive vendor risk management program, including penetration tests, Service Organization Control ("SOC") reports, and security architecture reviews, especially for third parties managing sensitive data or accessing internal systems.

In addition, we have a written cybersecurity incident response plan (“Response Plan”) that is reviewed and updated, if necessary, at least annually. The Response Plan includes a cross-functional incident response team comprised of various key executive representatives from different departments in our organization, such as our Chief Information Security Officer (“CISO”) and General Counsel, that are tasked with assessing the scope, nature, and potential impact of incidents. Findings are reported to the Chief Executive Officer (“CEO”), Chief Financial Officer ("CFO"), our Board and the Disclosure Committee, the latter of which is comprised of senior representatives from our finance, accounting, internal audit and legal departments under the supervision of the CEO and CFO.

We also regularly engage third parties to perform assessments on the Cybersecurity Program, including an annual self-assessed risk review facilitated by an independent third party, where we evaluate various cybersecurity domains and control areas and benchmark our program against industry peers. Additionally, we conduct annual third-party penetration tests focused on our highest-risk areas globally, providing insights into potential vulnerabilities. These assessments are supplemented by red team exercises and real-world incident response simulations to continually improve our security posture.

From time to time, we experience cybersecurity threats and incidents. As of the date of this Annual Report, we have not identified any instances that have occurred in the current year, or in prior years, that would have a material impact on our Company or on our results of operation, or financial position. For more information related to our cybersecurity risks, see Item 1A. “Risk Factors–Regulatory, Legal and Cybersecurity Risks” within this annual report.

Governance

Our Board understands the critical importance of managing evolving risks associated with cybersecurity threats. The Board has responsibility for overseeing risks related to the cybersecurity threat landscape, including data protection and security breach readiness. Our CISO reports directly to the Chief Information Officer and is responsible for the operation of our Cybersecurity Program. Our CISO brings over 26 years of experience in information security, including the last 12 years as a Chief Information Security Officer in the retail industry. With a diverse background in both industry and consulting, our CISO has led major security programs, implementing practical strategies to protect critical data and systems.

On at least a quarterly basis, the CISO delivers a detailed report to the full Board — including Board member Erin Nealy Cox — on data protection and cybersecurity matters. Topics covered by these reports include, but are not limited to, risk identification and management strategies, cybersecurity strategy and governance structure, consumer data protection, the Company’s ongoing risk mitigation activities, learnings from data security incidents of peer companies, results of third-party assessments and testing, updates on annual associate training and other specific training initiatives. Ms. Nealy Cox is an independent member of our Board, a cybersecurity expert and a former federal prosecutor with deep expertise in information security issues and board governance. She is a partner at Kirkland & Ellis LLP in its Government, Regulatory and Internal Investigations Group, and was executive managing director at Stroz Friedberg, a cybersecurity and investigation consulting firm, where she ultimately led the firm’s incident response business, from 2003-2016. In 2017, she served briefly as senior advisor to McKinsey & Company in the firm’s cybersecurity and risk practice.

ITEM 2. PROPERTIES

Substantially all of our stores and a number of our warehouse and remote office locations are leased while our corporate headquarters in Denton, Texas (see below for more information) and three of our warehouses/distribution centers are owned. The average store lease is for a term of five years with customary renewal options. The following table provides the number of stores per state in the U.S. and certain international locations, as of September 30, 2024:

	SBS	BSG
Location	Company- Operated	Company- Operated	Franchise
United States (including Puerto Rico)
Alabama	39	11	2
Alaska	4	3	—
Arizona	75	32	3
Arkansas	23	11	—
California	244	154	—
Colorado	45	19	—
Connecticut	24	20	—
Delaware	6	2	—
Florida	167	79	2
Georgia	73	29	—
Hawaii	6	5	—
Idaho	14	11	—
Illinois	73	49	—
Indiana	49	32	—
Iowa	23	11	—
Kansas	18	8	—
Kentucky	41	21	—
Louisiana	37	—	16
Maine	7	4	—
Maryland	24	22	—
Massachusetts	38	28	—
Michigan	63	35	—
Minnesota	33	20	—
Mississippi	24	2	6
Missouri	40	15	—
Montana	8	7	—
Nebraska	17	8	—
Nevada	31	15	—
New Hampshire	14	8	—
New Jersey	37	13	—
New Mexico	22	4	3
New York	67	45	—
North Carolina	85	38	—
North Dakota	4	5	—
Ohio	107	56	—
Oklahoma	39	2	5
Oregon	32	14	—
Pennsylvania	75	57	—
Puerto Rico	37	8	—
Rhode Island	6	4	—
South Carolina	35	14	—
South Dakota	5	4	—

	SBS	BSG
Location	Company- Operated	Company- Operated	Franchise
United States (including Puerto Rico)
Tennessee	59	30	—
Texas	266	6	94
Utah	31	23	—
Vermont	2	1	—
Virginia	47	33	—
Washington	47	29	—
West Virginia	11	7	—
Wisconsin	32	27	—
Wyoming	4	—	—
Total United States (including Puerto Rico)	2,310	1,081	131
International:
Mexico	254	—	—
United Kingdom	235	—	—
Canada	110	119	—
France	73	—	—
Belgium	52	—	—
Chile	34	—	—
Netherlands	27	—	—
Spain	19	—	—
Germany	15	—	—
Total International	819	119	—
Total Store Count	3,129	1,200	131

The following table provides locations for our significant offices and warehouses and our corporate headquarters, as of September 30, 2024:

Location	Type of Facility	Approximate Sq. Feet	Business Segment
Company-Owned Properties:
Denton, Texas	Corporate Headquarters (1)	200,000	N/A
Reno, Nevada	Warehouse	253,000	SBS
Columbus, Ohio	Warehouse	246,000	SBS
Jacksonville, Florida	Warehouse	237,000	SBS

Leased Properties:
Fort Worth, Texas	Warehouse	494,000	BSG
Greenville, Ohio	Warehouse	245,000	BSG
Fresno, California	Warehouse	200,000	BSG
Blackburn, Lancashire, England	Warehouse	195,000	SBS
Spartanburg, South Carolina	Warehouse	190,000	BSG
Ghent, Belgium	Office, Warehouse	94,000	SBS
Ronse, Belgium	Office, Warehouse	91,000	SBS
Guadalupe, Nuevo Leon, Mexico	Warehouse	78,000	SBS
Ghent, Belgium	Warehouse	67,000	SBS
Calgary, Alberta, Canada	Warehouse	60,000	BSG
Mississauga, Ontario, Canada	Warehouse	60,000	BSG
Saint-Jerome, Quebec, Canada	Warehouse	50,000	BSG

(1)
As of September 30, 2024, we had entered into an agreement to sell the Denton, Texas location to Denton County, Texas and closed on the sale of the building on October 24, 2024.

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, in various claims, administrative proceedings and lawsuits incidental or related to the conduct of our business, which may range from single-plaintiff to class action litigation. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and may or may not cover any or all of our liabilities in respect of these matters. Although the ultimate disposition of these claims and proceedings cannot be predicted with certainty, we do not currently believe the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future adverse judgments and costs would not be material to our financial position, cash flows or results of operations for a particular period. See Note 10 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information on legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “SBH.”

Holders

As of November 8, 2024, there were 409 stockholders of record of our common stock.

Dividends

We have not declared or paid dividends at any time during the two fiscal years prior to the date of this Annual Report. We currently anticipate we will retain future earnings to support investments in our business, to repay outstanding debt or to return capital to shareholders through share repurchases. Any determination to pay dividends will be made at the discretion of our Board and will depend on our financial condition, results of operations, contractual restrictions, including under our debt agreements and instruments, cash requirements and other factors our Board deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s repurchases of shares of its common stock, excluding the impact of excise taxes, during the three months ended September 30, 2024:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2024	—	$—	—	$530,792,437
August 1 through August 31, 2024	561,470	12.49	561,470	523,781,464
September 1 through September 30, 2024	240,323	12.44	240,323	520,792,449
Total this quarter	801,793	$12.47	801,793	$520,792,449
(1)
The table above does not include 500 shares of our common stock surrendered by grantees during the quarter to satisfy tax withholding obligations due upon the vesting of equity-based awards under our share-based compensation plans.
(2)
The calculation of the average price paid per share includes the impact of commissions paid in connection with the shares repurchased.
(3)
The Board approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock through September 30, 2025.

Performance Graph

The following graph illustrates the five-year comparative total return among Sally Beauty Holdings, Inc., the S&P 500 Index (“S&P 500”) and the Dow Jones U.S. Specialty Retailers Index (“DJ US Specialty Retailers”) assuming $100 was invested on September 30, 2019, and dividends, if any, were reinvested. The DJ US Specialty Retailers is a non-managed index and provides a comprehensive view of issuers, including our common stock, that are primarily in the U.S. retail sector.

Fiscal year ended	September 30, 2019	September 30, 2020	September 30, 2021	September 30, 2022	September 30, 2023	September 30, 2024
Sally Beauty Holdings, Inc.	$100.00	$58.36	$113.16	$84.62	$56.28	$91.13
S&P 500	100.00	115.15	149.70	126.54	153.89	209.84
DJ US Specialty Retailers	100.00	143.52	182.92	119.93	136.29	202.54

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of Sally Beauty’s financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, for a discussion of the financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022. This section should be read in conjunction with the audited consolidated financial statements of Sally Beauty and the related notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Financial Results Summary of the Fiscal Year Ended September 30, 2024:

•
Consolidated net sales for the fiscal year decreased $11.1 million, or 0.3%, to $3,717.0 million and included a positive impact from changes in foreign currency exchange rates of $9.3 million, or 0.2% of consolidated net sales;
•
Global e-commerce sales represented 9.8% of our consolidated net sales;
•
Consolidated comparable sales for the fiscal year increased 0.3% compared to the prior fiscal year;
•
Consolidated gross profit decreased by $7.8 million, or 0.4%, to $1,890.3 million. Gross margin was unchanged at 50.9% compared to the prior fiscal year;
•
Consolidated operating earnings for the fiscal year decreased $42.3 million, or 13.0%, to $282.7 million. Operating margin decreased 110 basis points to 7.6% compared to the prior fiscal year;
•
Consolidated net earnings for the fiscal year decreased $31.2 million, or 16.9%, to $153.4 million;
•
Diluted earnings per share for the fiscal year were $1.43 compared to $1.69 for the prior fiscal year; and
•
Cash provided by operations was $246.5 million for the fiscal year compared to $249.3 million for the prior fiscal year.

Trends Impacting Our Business

Recent global inflationary pressures have slowed from the highs experienced in the past few years, but they continue to influence consumer and stylist shopping behavior as well as the cost for products and services. While inflation eased, our customers have inflation fatigue and remain price sensitive. Inflationary pressures have also impacted wages, especially among retail and hourly employees, as we have experienced an increase in our labor costs in order to attract and retain associates Within our SBS business, we adapted our promotional strategy to be more focused on the promotions that matter to the customer, and we saw improvements in customer frequency. Within our BSG business, we saw our stylists respond to big promotional events, but also to newness and innovation in the assortment.

We continue to monitor inflationary challenges and implement measures to help mitigate their impacts, including managing our inventory levels to reduce out-of-stock items, adjusting our promotional activities, optimizing our store base and expanding our partnerships with delivery service providers, including with DoorDash and Instacart marketplaces. Although these initiatives have helped mitigate ongoing macro-headwinds, we cannot reasonably predict the long-term effects of inflation.

Comparable Sales

We believe that comparable sales is an appropriate performance indicator to measure our sales growth compared to the prior period. Our comparable sales include sales from stores that have been operating for 14 months or longer as of the last day of a month and from e-commerce revenue. Additionally, comparable sales include sales to franchisees and full-service sales. Our comparable sales amounts exclude the effect of changes in foreign exchange rates and sales from stores relocated until 14 months after the relocation. Revenue from acquired stores is excluded from our comparable sales calculation until 14 months after the acquisition. Our calculation of comparable sales might not be the same as other retailers, as the calculation varies across the retail industry.

Results of Operations

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures on which we rely to assess our operating performance (dollars in thousands):

			2024 vs. 2023
	Fiscal Year Ended September 30,		Amount	%
	2024	2023	Change	Change
Net sales:
SBS	$2,107,089	$2,139,206	$(32,117)	(1.5)%
BSG	1,609,942	1,588,925	21,017	1.3%
Consolidated	$3,717,031	$3,728,131	$(11,100)	(0.3)%
Gross profit:
SBS	$1,257,935	$1,265,683	$(7,748)	(0.6)%
BSG	632,397	632,497	(100)	(0.0)%
Consolidated	$1,890,332	$1,898,180	$(7,848)	(0.4)%
Segment gross margin:
SBS	59.7%	59.2%	50	bps
BSG	39.3%	39.8%	(50)	bps
Consolidated	50.9%	50.9%	-	bps

Net earnings:
Segment operating earnings:
SBS	$334,319	$358,474	$(24,155)	(6.7)%
BSG	178,420	181,275	(2,855)	(1.6)%
Segment operating earnings	512,739	539,749	(27,010)	(5.0)%
Unallocated expenses and restructuring (a) (b)	230,006	214,720	15,286	7.1%
Consolidated operating earnings	282,733	325,029	(42,296)	(13.0)%
Interest expense	76,408	72,979	3,429	4.7%
Earnings before provision for income taxes	206,325	252,050	(45,725)	(18.1)%
Provision for income taxes	52,911	67,450	(14,539)	(21.6)%
Net earnings	$153,414	$184,600	$(31,186)	(16.9)%
Number of stores at end-of-period (including franchises):
SBS	3,129	3,148	(19)	(0.6)%
BSG	1,331	1,338	(7)	(0.5)%
Consolidated	4,460	4,486	(26)	(0.6)%
Comparable sales growth (decline)
SBS	(0.7)%	3.4%	(410)	bps
BSG	1.6%	(1.3)%	290	bps
Consolidated	0.3%	1.4%	(110)	bps

(a)
Unallocated expenses represent certain corporate costs, including share-based compensation expense, that have not been charged to our segments and are included in SG&A expenses in our consolidated statements of earnings. Additionally, unallocated includes costs related to our Fuel for Growth initiative.
(b)
Restructuring expenses primarily relate to the Plan, as discussed in Note 17 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

The Fiscal Year Ended September 30, 2024, compared to the Fiscal Year Ended September 30, 2023

Net Sales

SBS. The decrease in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$(14,084)
Sales outside comparable sales (a)	(28,511)
Foreign currency exchange	10,478
Total	$(32,117)
(a)
Includes closed stores, including stores closed under the Plan, net of stores opened for less than 14 months.

SBS's net sales decrease was primarily driven by lower comparable sales and the impact of store closures pursuant to the Plan. Comparable sales decreased $23.8 million resulting from store closures under the Plan; however, a significant portion of those lost sales were recaptured at other SBS locations. These decreases were partially offset by a favorable impact from foreign currency exchange rates. SBS’s comparable sales decline was a result of fewer transactions, partially offset by growth in our average unit retail, driven by inflationary impacts and pricing leverage.

BSG. The increase in net sales for BSG was driven by the following (in thousands):

Comparable sales	$25,788
Sales outside comparable sales (a)	(3,557)
Foreign currency exchange	(1,214)
Total	$21,017
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

BSG. BSG’s gross profit decreased slightly as a result of lower gross margin, partially offset by higher net sales. BSG's gross margin decline was driven primarily by lower product margins and favorable adjustments to our expected obsolescence reserve related to the Plan in the prior year.

Selling, General and Administrative Expenses

SBS. SBS’s SG&A expenses increased $16.4 million, or 1.8%, to $923.6 million for fiscal year 2024, which includes the unfavorable impact from foreign exchange rates of $3.8 million due to the weakening of the U.S. Dollar compared to currencies in our foreign operations. As a percentage of SBS net sales, SG&A for fiscal year 2024 was 43.8% compared to 42.4% for fiscal year 2023. This increase as a percentage of sales was primarily due to higher labor and other compensation-related expenses, rent expense, depreciation expense and advertising expense.

BSG. BSG’s SG&A expenses increased $2.8 million, or 0.6%, to $454.0 million for fiscal year 2024 and includes a favorable impact from foreign exchange rates of $2.5 million. As a percentage of BSG net sales, SG&A for fiscal year 2024 was 28.2% compared to 28.4% for fiscal year 2023. This decrease was driven primarily by higher net sales and lower delivery expense.

Unallocated. Unallocated SG&A expenses, which represent certain corporate costs that have not been charged to our reporting segments, increased $32.6 million, or 16.5%, to $230.1 million, primarily due to expenses in connection with our Fuel for Growth initiative in the current year.

Restructuring

The decrease in restructuring expenses was primarily due to the lapping of expenses that were incurred in connection with the Plan in the prior year totaling $17.2 million. See Note 17 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information on our restructuring plans.

Interest Expense

The increase in interest expense was primarily due to the impacts of higher interest rates and debt extinguishment costs, partially offset by lower average outstanding borrowings on our ABL facility during the current year. Additionally, our interest rate swap helped mitigate some of the impacts from higher interest rates on a portion of our term loan B.

Provision for Income Taxes

For fiscal years 2024 and 2023, our effective tax rate was 25.6% and 26.8%, respectively. The decrease in our effective tax rate was primarily due to additional taxes and interest recorded in the prior fiscal year in connection with the one-time transition tax on unrepatriated foreign earnings ("Repatriation Tax") related to fiscal year 2018. See Note 15, Income Taxes, for more information on our effective tax rate.

Our effective tax rate may fluctuate on a quarterly and/or annual basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, new tax laws, as well as changes in valuation allowances and uncertain tax positions.

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations, cash and cash equivalents, and borrowings under our ABL facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures and debt-servicing. Additionally, under our share repurchase program (see below for more details) we will from time-to-time repurchase shares of our common stock on the open market to return value to our shareholders. At September 30, 2024, we had $590.5 million in our liquidity pool, which includes amounts available for borrowings under our ABL facility of $482.5 million and cash and cash equivalents of $108.0 million. Based upon the current level of operations and anticipated growth, we anticipate existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), as well as cash expected to be generated by operations and funds available under the ABL facility, will be sufficient to fund working capital requirements, potential acquisitions, anticipated capital expenditures (including information technology investments and store projects) and service our debt obligations over the next 12 months and beyond.

Our working capital (current assets less current liabilities) increased $63.9 million to $712.6 million at September 30, 2024, compared to $648.7 million at September 30, 2023. The increase in our working capital was driven by higher inventory balances, as a result of expanded distribution rights in BSG and vendor price increases, the impacts of assets held for sale, and the timing of account payables, income tax payables, and vendor receivables, included in accounts receivable, other. These impacts were partially offset by a decrease in cash and cash equivalents and timing of lease renewals. The ratio of current assets to current liabilities was 2.20 to 1.00 at September 30, 2024, compared to 2.12 to 1.00 at September 30, 2023.

Share Repurchase Programs

During the fiscal years 2024 and 2023, we repurchased and subsequently retired approximately 5.1 million shares and 1.5 million shares of our common stock under our share repurchase program at a cost of $60.0 million and $15.0 million, respectively, excluding the impact of excise taxes on share repurchases. Share repurchases are funded primarily with cash from operations and, occasionally, with borrowings under the ABL facility. As of September 30, 2024, we had approximately $520.8 million of additional share repurchase authorization remaining under our Share Repurchase Program, which expires September 30, 2025.

Historical Cash Flows

The following table shows our sources and uses of cash for the periods presented (in thousands):

	Fiscal Year Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$246,528	$249,311	$(2,783)
Net cash used by investing activities	(108,910)	(99,776)	(9,134)
Net cash used by financing activities	(153,734)	(100,824)	(52,910)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,076	3,732	(2,656)
Net increase (decrease) in cash and cash equivalents	$(15,040)	$52,443	$(67,483)

Operating Activities

The slight decrease in net cash provided by operating activities for fiscal year 2024, compared to fiscal year 2023, was primarily driven by higher inventory purchases, fewer cash receipts from customers, and the timing of vendor and manufacturing allowances, partially offset by the timing of tax and interest payments and the impact of lease contract termination and severance payments in connection with the Plan in the prior year.

Investing Activities

The increase in net cash used by investing activities for fiscal year 2024, compared to fiscal year 2023, was primarily due to higher capital expenditures, partially offset by lower cash used for acquisitions. During fiscal year 2024, we had total capital expenditures of approximately $94.7 million, excluding amounts paid in connection with the prior year, primarily in connection with investments in technology and store leasehold improvements.

Financing Activities

Net cash used by financing activities increased as a result of increased shares repurchased under our share repurchase program and higher costs related to the issuance of debt compared to the prior year.

Debt and Guarantor Financial Information

During the current fiscal year, we issued $600.0 million in 2032 Senior Notes and used the proceeds, together with cash on hand and borrowings under our ABL facility, to redeem in full our 2025 Senior Notes.

At September 30, 2024, we had $994.0 million in outstanding debt, excluding finance lease obligations, unamortized debt issuance costs and discounts, in the aggregate, of $8.7 million. Our debt consists of $600.0 million in 2032 Senior Notes outstanding and $394.0 million remaining on our term loan B. At September 30, 2024, there were no outstanding borrowings under our ABL facility. We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes, including funding of capital expenditures, acquisitions, debt servicing and, occasionally, share repurchases. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities. During fiscal year 2024, the weighted average interest rate on our borrowings under the ABL facility was 7.25%.

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

The following summarized consolidated financial information represents financial information for the Issuers and the Guarantors on a combined basis. All transactions and intercompany balances between these combined entities have been eliminated.

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of September 30, 2024 and 2023 (in thousands):

(in thousands)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$32,817	$66,148
Inventory	$781,512	$735,853
Intercompany receivable	$—	$1,658
Current assets	$914,686	$890,462
Total assets	$2,085,179	$2,076,413
Intercompany payable	$6,939	$—
Current liabilities	$479,052	$468,202
Total liabilities	$1,951,874	$2,011,075

The following table presents the summarized statement of earnings information for fiscal year 2024 (in thousands):

Net sales	$2,988,889
Gross profit	$1,540,140
Earnings before provision for income taxes	$168,476
Net Earnings	$125,969

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2024 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations, including interest(a)	$70,387	$139,982	$138,928	$1,082,142	$1,431,439
Obligations under operating leases(b)	175,266	270,805	148,465	109,101	703,637
Obligations under finance leases	137	—	—	—	137
Purchase obligations(c)	33,459	30,094	16,006	—	79,559
Other long-term obligations(d)(e)	8,821	6,028	1,667	1,841	18,357
Total	$288,070	$446,909	$305,066	$1,193,084	$2,233,129

(a)
Long-term debt obligations include future interest payments on our debt outstanding as of September 30, 2024. The amounts shown above do not include deferred debt issuance costs reflected in our consolidated balance sheets, nor do they include the impact of any interest received from the impact of our interest rate swap.
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
(e)
The table above does not include an estimated $8.4 million of unrecognized tax benefits due to uncertainty regarding the realization and timing of the related future cash flows, if any.

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

Off-Balance Sheet Financing Arrangements

At September 30, 2024, we did not have any off-balance sheet financing arrangements other than obligations under letters of credit, as discussed above.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures. Actual results could differ from the estimates and assumptions used, which could have a material impact on financial statements. We believe the following are our most critical accounting estimates that require subjective judgments, estimates and assumptions:

Vendor Rebates and Concessions

We deem cash consideration received from a vendor to be a reduction of the cost of goods sold unless it is in exchange for an asset or service, or a reimbursement of a specific, incremental, identifiable cost incurred by us in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of the cost of inventory and a subsequent reduction in cost of goods sold as the related products are sold. We consider the facts and circumstances of the various contractual agreements with vendors in order to determine the appropriate classification of amounts received in our consolidated statements of earnings. We record cash consideration expected to be received from vendors in accounts receivables, other when earned and at the amount we believe will be collected. These receivables could be significantly affected if the actual amounts subsequently collected differ from our expectations. Historically, adjustments between the amount recorded and the amount collected have not had a material impact on our results of operations.

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

When we commit to an exit plan of scale that we believe will result in the disposal of long-lived assets prior to the end of their useful lives, the approval of such plan may be considered a triggering event and therefore require a reassessment of asset carrying values for recoverability, based on projected cash flows. If the carrying values are not recoverable, write-downs or impairment charges may be required to bring carrying values of certain long-lived assets, including operating lease asset, to fair value. In connection with facility and store closures, we typically will also incur charges for employee severance, disposal costs and other expenses incurred with closures. These charges are accrued and estimated based on facts and circumstances at the time. Actual cash flows and expected payments could be significantly different from our estimates.

For fiscal years 2024 and 2023, no material impairment losses were recognized. For fiscal year 2022, we recognized an impairment loss of $24.8 million within restructuring in connection with the Plan.

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

During fiscal year 2024, we determined that no triggering events had occurred, as both internal and external facts and circumstances, including revenues in fiscal year 2024 versus prior projections and prior weighted-average cost of capital, continued to see improvement from the end of September 2023. At the end of September 2023, we determined that a triggering event had occurred, due to the decline in the Company's share price and market capitalization at the end of fiscal year 2023, among other factors. As a result, we conducted a quantitative assessment at September 30, 2023 and determined that no impairment existed for our SBS or BSG reporting units.

Like goodwill, our indefinite-lived intangible assets are tested for impairment by comparing the fair value of each asset to its carrying value, but only if a triggering event exists. As of September 30, 2024, our indefinite-lived assets were comprised of only trade names. To determine the fair value of each trade name, we use the relief-from-royalty method, which estimates what a third-party would be willing to pay in royalties to receive a benefit from the use of the asset. If it is determined the asset’s fair value is less than its carrying value, then an impairment charge is recorded to reduce the carrying value down to its fair value. No impairment losses were recognized in fiscal years 2024, 2023, or 2022.

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements in Item 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for information about recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational corporation, we are subject to certain market risks, including risks resulting from our exposure to foreign currency fluctuations, changes in interest rates and government actions. We consider a variety of practices to manage these market risks, including, when deemed appropriate, the use of derivative financial instruments. Currently, we do not purchase or hold, and are restricted by our debt and credit agreements from engaging in, any derivative instruments for speculative or trading purposes.

Foreign currency exchange rate risk

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments in subsidiaries (including intercompany balances not permanently invested) and earnings denominated in foreign currencies as well as exposure resulting from the purchase of merchandise by certain of our subsidiaries in a currency other than their functional currency and from the sale of products and services among the parent company and subsidiaries with a functional currency different from the parent or among subsidiaries with different functional currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound sterling, the Canadian dollar and the Mexican peso. In addition, we currently have exposure to the currencies of certain countries located in South America and from time to time we may have exposure to changes in the exchange rate for the British pound sterling versus the Euro in connection with the sale of products and services among certain of our European subsidiaries. For each of the fiscal years 2024, 2023 and 2022, less than 20% of our consolidated net sales were made in currencies other than the U.S. dollar.

A 10% increase or decrease in the exchange rates for the U.S. dollar versus the foreign currencies to which we have exposure would have impacted our consolidated net sales by approximately 1.8% in the fiscal year 2024, and it would have impacted our consolidated net assets by approximately 2.2% at September 30, 2024.

As more fully discussed in Note 12 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, foreign exchange forward contracts to mitigate exposure to changes in foreign currency exchange rates.

Interest rate risk

We are sensitive to interest rate fluctuations as a result of borrowings under our ABL facility and term loan B. At September 30, 2024, there were no outstanding borrowings under the ABL facility, and the term loan B had $394.0 million in outstanding principal balance. Additionally, at September 30, 2024, we held $200 million of SOFR denominated interest hedged under an interest rate swap agreement to help mitigate a portion of our interest rate risk. At September 30, 2024, a 1.0 percentage point interest rate increase would negatively impact our annual interest expense and cash flows by $1.9 million.

As more fully discussed in Note 12 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, we use, from time to time, derivative instruments in order to manage risk relating to cash flows and interest rate exposure.

Credit risk

We are exposed to credit risk in connection with certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe our exposure of credit risk with respect to trade receivables is largely mitigated by our broad customer base and that our allowance for doubtful accounts is sufficient to cover customer credit risks at September 30, 2024.

Our derivative instruments expose us to credit risk in the event of default by a counterparty. We believe such exposure is mitigated by the substantial resources and strong creditworthiness of the counterparties to our derivative instruments at September 30, 2024. In the event a counterparty defaults in its obligation under our derivative instruments, we could incur substantial financial losses. However, at the present time, no such losses are deemed probable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” which is located on page 47 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Background. Attached as exhibits to this Annual Report on Form 10-K are certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K sets forth the attestation report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the KPMG attestation report for a more complete understanding of the topics presented.

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, IT security, internal audit and legal departments under the supervision of our CEO and CFO.

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

Limitations on the Effectiveness of Controls. We do not expect our disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and may not be detected.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2024, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of September 30, 2024, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Report of Independent Registered Public Accounting Firm. Please refer to KPMG’s Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-1 of the financial statements, which begin on page 48 of this Annual Report.

Changes in Internal Control over Financial Reporting. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2024, no director or officer (as defined in 16a-1(f) of the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors has adopted: (i) Corporate Governance Guidelines and (ii) a Code of Business Conduct and Ethics that apply to directors, officers and employees. Copies of these documents and the committee charters are available on our website at www.sallybeautyholdings.com and are available in print to any person, without charge, upon written request to our Vice President of Investor Relations. We intend to disclose on our website at www.sallybeautyholdings.com any substantive amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to these individuals or persons performing similar functions.

The additional information required by Item 10 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2025 Annual Meeting of Stockholders under the headings “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance, the Board, and Its Committees” and “Report of the Audit Committee.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2025 Annual Meeting of Stockholders under the headings “Directors’ Compensation and Benefits,” “Narrative Discussion of Director Compensation Table,” “Compensation Discussion and Analysis,” “Compensation and Talent Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2025 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Company’s Stock."

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of September 30, 2024, about our common stock that may be issued under all of our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	6,198,322	$17.84	4,678,311
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,198,322	$17.84	4,678,311
1.
Includes 2,032,982 shares issuable upon exercise of stock options and 4,165,340 shares that may be issued upon settlement of restricted stock units ("RSUs"), including shares that may be issued pursuant to outstanding performance-based and market-based awards, assuming the target is met.
2.
Calculation of weighted-average exercise price of outstanding awards includes stock options but does not include RSUs, performance-based awards or market-based awards.
3.
Represents shares that are available for issuance pursuant to the 2019 Omnibus Plan, all of which are available as full value awards. No further awards may be granted under the 2010 Omnibus Plan following the effective date of the 2019 Omnibus Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2025 Annual Meeting of Stockholders under the headings “Corporate Governance, the Board, and Its Committees,” “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is incorporated herein by reference from our Proxy Statement related to the 2025 Annual Meeting of Stockholders under the heading “Proposal 4 – Ratification of Selection of Auditors.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a) List of Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” which is located on page 48 of this Annual Report.

(b) Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

Exhibit No.	Description

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

4.1

Amended and Restated Credit Agreement dated July 6, 2017, among the Borrowers, the Guarantors, the Lenders party thereto, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agent (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 6, 2017 †

4.2

First Amendment to Amended and Restated Credit Agreement dated April 15, 2020 among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2020

4.3

Second Amendment to Amended and Restated Credit Agreement dated September 2, 2020, among the Borrowers, the Guarantors, the Administrative Agent, the Collateral Agent, the Canadian Agent and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 3, 2020

4.4

Third Amendment to Amended and Restated Credit Agreement dated May 11, 2021, among the Borrowers, the Guarantors, the Administrative Agent, the Collateral Agent, the Canadian Agent and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 4.13 to the Company’s Annual Report on Form 10-K/A filed on December 8, 2021

4.5

Fourth Amendment to Amended and Restated Credit Agreement dated April 19, 2023, among the Borrowers, the Parent Guarantors, the Administrative Agent, the Syndication Agent, the Documentation Agent, and the Lenders party thereto (as such terms are defined therein), which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2023

4.6

Indenture, dated as of May 18, 2012, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Wells Fargo Bank, National Association, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012

4.7

Credit Agreement, dated as of February 28, 2023, by and among Sally Holdings LLC, Sally Capital, Inc., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023

4.8

First Refinancing Amendment to Credit Agreement, dated as of September 13, 2023, by and among Sally Holdings LLC, Sally Capital, Inc., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties, which is incorporated herein by reference from Exhibit 4.9 to the Company's Annual Report on Form 10-K filed on November 16, 2023

Exhibit No.	Description
4.9

Fifth Supplemental Indenture, dated as of February 27, 2024, by and among Sally Holdings LLC, Sally Capital Inc., the guarantors listed therein and Computershare Trust Company, N.A., which is incorporated herein by reference from Exhibit 4.2 from the Company’s Current Report on Form 8-K filed on February 27, 2024

4.10

Second Refinancing Amendment to Credit Agreement, dated as of June 14, 2024, by and among Sally Holdings LLC, Sally Capital Inc., Sally Beauty Holdings, Inc., Sally Investment Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lenders and other parties thereto, which is incorporated by reference from Exhibit 4.2 from the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024

10.1

Tax Sharing Agreement, dated as of November 16, 2006, made and entered into by and among Sally Beauty Holdings, Inc., Sally Investment Holdings LLC and Sally Holdings LLC, which is incorporated herein by reference from Exhibit 10.14 of the Quarterly Report on Form 10-Q of Sally Holdings LLC and Sally Capital Inc. filed on August 29, 2007

10.2

Form of Amended and Restated Indemnification Agreement with Directors, which is incorporated herein by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on November 19, 2009

10.3

Sally Beauty Holdings, Inc. Amended and Restated 2010 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on November 15, 2012

10.4

Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 19, 2018

10.5

Sally Beauty Holdings, Inc. Second Amended and Restated 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 from the Company’s Annual report on Form 10-K filed on November 22, 2021

10.6

2019 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2019

10.7

2019 Form of Stock Option Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.8

2019 Form of Restricted Stock Agreement pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 from the Company’s Annual Report on Form 10-K filed on November 25, 2019

10.9

Form of Severance Agreement between each of Mark G. Spinks and the Company effective July 31, 2015, Scott C. Sherman and the Company effective October 1, 2017, Marlo Cormier and the Company effective April 9, 2020, and Denise Paulonis and the Company effective October 1, 2021, which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 5, 2012

10.10

Sally Beauty Holdings, Inc. Fourth Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on November 14, 2018

10.11

2022 Form of Restricted Stock Unit Agreement for Independent Directors pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

Exhibit No.	Description
10.12

2022 Form of Restricted Stock Unit Agreement pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.13

2022 Form of Performance Unit Award Agreement in connection to Relative Total Shareholder Return pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.14

2022 Form of Performance Unit Award Agreement in connection to FY2023 Adjusted Operating Income pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.15

2022 Form of Performance Unit Award Agreement in connection to FY2024 Adjusted Operating Income pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.16

2022 Form of Performance Unit Award Agreement in connection to FY2025 Adjusted Operating Income pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on November 17, 2022

10.17

Sally Beauty Holdings, Inc. Third Amended and Restated 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on November 16, 2023

10.18

Sally Beauty Holdings, Inc. Fifth Amended and Restated Independent Director Compensation Policy, which is incorporated herein by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on November 16, 2023

10.19

2023 Form of Performance Unit Award Agreement in connection to FY24, FY25 and FY26 Adjusted Operating Income pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on November 16, 2023

10.20

2023 Form of Performance Unit Award Agreement in connection to Relative Total Shareholder Return pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan, which is incorporated herein by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on November 16, 2023

10.21	2024 Form of Restricted Stock Unit Agreement pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan*

10.22	2024 Form of Performance Unit Award Agreement in connection to FY25, FY26 and FY27 Adjusted Operating Income pursuant to the Sally Beauty Holdings, Inc. 2019 Omnibus Incentive Plan*

10.23	2024 Form of Performance Unit Award Agreement in connection to Relative Total Shareholder Return pursuant to the Sally Beauty Holding, Inc. 2019 Omnibus Incentive Plan*

19	Insider Trading Policy*

21.1	List of Subsidiaries of Sally Beauty Holdings, Inc.*

22	List of Subsidiary Guarantors*

23.1	Consent of KPMG*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Denise Paulonis*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Marlo M. Cormier*

Exhibit No.	Description

32.1	Section 1350 Certification of Denise Paulonis*

32.2	Section 1350 Certification of Marlo M. Cormier*

97	Sally Beauty Holdings, Inc. Compensation Recoupment Policy *

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

* Included herewith

† Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(c) Financial Statement Schedules

None

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2024.

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

Signature	Title	Date

/s/ Denise Paulonis	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2024
Denise Paulonis

/s/ Marlo M. Cormier	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 14, 2024
Marlo M. Cormier

/s/ Kim McIntosh	Group Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	November 14, 2024
Kim McIntosh

/s/ Diana S. Ferguson	Chairman of the Board of Directors	November 14, 2024
Diana S. Ferguson

/s/ Rachel R. Bishop	Director	November 14, 2024
Rachel R. Bishop

/s/ Jeffrey Boyer	Director	November 14, 2024
Jeffrey Boyer

/s/ James Conroy	Director	November 14, 2024
James Conroy

/s/ Dorlisa K. Flur	Director	November 14, 2024
Dorlisa K. Flur

/s/ James M. Head	Director	November 14, 2024
James M. Head

/s/ Lawrence P. Molloy	Director	November 14, 2024
Lawrence P. Molloy

/s/ Erin Nealy Cox	Director	November 14, 2024
Erin Nealy Cox

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Financial Statements

Years ended September 30, 2024, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sally Beauty Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sally Beauty Holdings, Inc. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of vendor rebates and concessions

As discussed in Note 1 to the consolidated financial statements, accounts receivable, other, consists primarily of amounts due from the Company’s vendors under contractual agreements (collectively referred to as vendor rebates and concessions). These agreements are often specific to a particular product or promotion for a specified period of time, which results in a high volume of agreements, each with potentially non-standardized terms and conditions governing how the rebate is earned and calculated. Therefore, the inputs used to calculate the vendor rebates and concessions, which can include financial and non-financial data from multiple sources, will vary depending on the specific terms of the agreements. Accounts receivable, other was $58.6 million as of September 30, 2024.

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

Dallas, Texas

November 14, 2024

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2024 and 2023

(In thousands, except par value data)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$107,961	$123,001
Trade accounts receivable, net	33,635	33,421
Accounts receivable, other	58,553	42,454
Inventory	1,036,624	975,218
Other current assets	68,541	53,903
Total current assets	1,305,314	1,227,997
Property and equipment, net	269,872	297,779
Operating lease assets	582,573	570,657
Goodwill	538,266	533,081
Intangible assets, excluding goodwill, net	59,960	55,171
Other assets	36,914	40,565
Total assets	$2,792,899	$2,725,250
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,127	$4,173
Accounts payable	269,424	258,884
Accrued liabilities	162,950	163,366
Current operating lease liabilities	136,068	150,479
Income taxes payable	20,100	2,355
Total current liabilities	592,669	579,257
Long-term debt	978,255	1,065,811
Long-term operating lease liabilities	479,616	455,071
Other liabilities	22,066	23,139
Deferred income tax liabilities, net	91,758	93,224
Total liabilities	2,164,364	2,216,502
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 101,854 and 106,266 shares issued and outstanding at September 30, 2024 and 2023, respectively	1,019	1,063
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Additional paid-in capital	—	5,677
Accumulated earnings	740,685	624,772
Accumulated other comprehensive loss, net of tax	(113,169)	(122,764)
Total stockholders’ equity	628,535	508,748
Total liabilities and stockholders’ equity	$2,792,899	$2,725,250

The accompanying notes are an integral part to these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Fiscal Years ended September 30, 2024, 2023 and 2022

(In thousands, except per share data)

	2024	2023	2022
Net sales	$3,717,031	$3,728,131	$3,815,565
Cost of goods sold	1,826,699	1,829,951	1,896,400
Gross profit	1,890,332	1,898,180	1,919,165
Selling, general and administrative expenses	1,607,674	1,555,946	1,553,948
Restructuring	(75)	17,205	27,577
Operating earnings	282,733	325,029	337,640
Interest expense	76,408	72,979	93,543
Earnings before provision for income taxes	206,325	252,050	244,097
Provision for income taxes	52,911	67,450	60,544
Net earnings	$153,414	$184,600	$183,553
Earnings per share:
Basic	$1.48	$1.72	$1.69
Diluted	$1.43	$1.69	$1.66
Weighted average shares:
Basic	103,939	107,332	108,665
Diluted	106,933	109,336	110,293

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Fiscal Years ended September 30, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022
Net earnings	$153,414	$184,600	$183,553
Other comprehensive (loss) income:
Foreign currency translation adjustments	12,437	28,282	(60,974)
Interest rate swap, net of tax	(4,147)	3,716	—
Interest rate caps, net of tax	—	(1,960)	4,045
Foreign exchange contracts, net of tax	1,305	(955)	(277)
Other comprehensive (loss) income, net of tax	9,595	29,083	(57,206)
Total comprehensive income	$163,009	$213,683	$126,347

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended September 30, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022
Cash Flows from Operating Activities:
Net earnings	$153,414	$184,600	$183,553
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	109,738	102,409	99,929
Share-based compensation expense	17,172	15,862	9,944
Amortization of deferred financing costs	2,441	2,693	3,351
Impairment of long-lived assets, including operating lease assets	605	3,424	25,029
Net gain on disposal of long-lived assets	(103)	(92)	(53)
Net loss on extinguishment of debt	3,734	2,395	16,439
Deferred income taxes	(1,663)	9,626	(17,592)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	230	1,462	(3,184)
Accounts receivable, other	(14,822)	(3,327)	(5,999)
Inventory	(54,600)	(21,533)	(96,195)
Other current assets	2,818	(102)	(9,536)
Other assets	(1,836)	(695)	4,148
Accounts payable and accrued liabilities	15,022	(29,697)	(46,289)
Income taxes payable	17,867	(2,152)	(6,698)
Operating lease assets and liabilities	(2,412)	(16,268)	6,233
Other liabilities	(1,077)	706	(6,580)
Net cash provided by operating activities	246,528	249,311	156,500
Cash Flows from Investing Activities:
Payments for property and equipment	(101,165)	(90,742)	(99,250)
Acquisitions, net of cash acquired	(7,745)	(9,034)	(3,169)
Net cash used by investing activities	(108,910)	(99,776)	(102,419)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,541,458	1,289,622	520,003
Repayments of long-term debt	(1,625,595)	(1,370,799)	(770,286)
Debt issuance costs	(9,202)	(5,214)	—
Payments for common stock repurchased	(60,392)	(15,150)	(130,328)
Proceeds from equity awards	1,763	1,885	8,112
Employee withholding taxes paid related to net share settlement of equity awards	(1,766)	(1,168)	(1,180)
Net cash used by financing activities	(153,734)	(100,824)	(373,679)
Effect of foreign exchange rate changes on cash and cash equivalents	1,076	3,732	(10,803)
Net increase (decrease) in cash and cash equivalents	(15,040)	52,443	(330,401)
Cash and cash equivalents, beginning of period	123,001	70,558	400,959
Cash and cash equivalents, end of period	$107,961	$123,001	$70,558
Supplemental Cash Flow Information:
Interest paid	$86,715	$71,945	$82,072
Income taxes paid	$35,987	$63,808	$82,607
Capital expenditures incurred but not paid	$16,328	$22,790	$15,757

The accompanying notes are an integral part of these consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Fiscal Years ended September 30, 2024, 2023 and 2022

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2021	112,913	$1,129	$17,286	$356,967	$(94,641)	$280,741
Net earnings	—	—	—	183,553	—	183,553
Other comprehensive loss, net of tax	—	—	—	—	(57,206)	(57,206)
Repurchases of common stock	(6,833)	(68)	(29,912)	(100,348)	—	(130,328)
Share-based compensation	—	—	9,944	—	—	9,944
Stock issued for equity awards	949	10	8,102	—	—	8,112
Employee withholding taxes paid related to net share settlement	(59)	(1)	(1,179)	—	—	(1,180)
Balance at September 30, 2022	106,970	1,070	4,241	440,172	(151,847)	293,636
Net earnings	—	—	—	184,600	—	184,600
Other comprehensive income, net of tax	—	—	—	—	29,083	29,083
Repurchases of common stock	(1,511)	(15)	(15,135)	—	—	(15,150)
Share-based compensation	—	—	15,862	—	—	15,862
Stock issued for equity awards	900	9	1,876	—	—	1,885
Employee withholding taxes paid related to net share settlement	(93)	(1)	(1,167)	—	—	(1,168)
Balance at September 30, 2023	106,266	1,063	5,677	624,772	(122,764)	508,748
Net earnings	—	—	—	153,414	—	153,414
Other comprehensive income, net of tax	—	—	—	—	9,595	9,595
Repurchases of common stock	(5,143)	(51)	(22,839)	(37,501)	—	(60,391)
Share-based compensation	—	—	17,172	—	—	17,172
Stock issued for equity awards	925	9	1,754	—	—	1,763
Employee withholding taxes paid related to net share settlement	(194)	(2)	(1,764)	—	—	(1,766)
Balance at September 30, 2024	101,854	$1,019	$—	$740,685	$(113,169)	$628,535

The accompanying notes are an integral part of these consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

1.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In order to present our financial statements in conformity with GAAP, we are required to make certain estimates and assumptions that impact our financial statements and supplementary disclosures. These estimates may use forecasted financial information based on reasonable information available, however they are subject to change in the future. Significant estimates and assumptions are part of our accounting for sales allowances, deferred revenue, valuation of inventory, amortization and depreciation, intangibles and goodwill, and other reserves. We believe these estimates and assumptions are reasonable; however, they are based on management’s current knowledge of events and actions, and changes in facts and circumstances may result in revised estimates and impact actual results.

Cash and Cash Equivalents

Cash represents currency on hand, debit and credit card receivables and third-party online payment systems transactions, while cash equivalents consist of highly liquid investments which have an original maturity of three months or less.

Trade Accounts Receivable and Accounts Receivable, Other

Trade accounts receivable consist of credit extended directly to certain customers who meet our credit requirements in the ordinary course of business and are stated at their carrying values, net of an allowance for doubtful accounts. Our allowance is determined by estimating expected credit losses based on historical trends. At September 30, 2024 and 2023, our allowance for doubtful accounts was $0.8 million and $1.1 million, respectively. Our allowance for doubtful accounts is regularly reviewed on the basis of our historical collection data and current customer information. Customer account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Cost of goods sold includes actual product costs, the cost of transportation to our distribution centers, operating costs associated with our distribution centers (including employee compensation expense, depreciation and amortization, rent and other occupancy-related expenses), vendor rebates and allowances, inventory shrinkage and certain shipping and handling costs, such as freight from the distribution centers to the stores. All other shipping and handling costs

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

are included in selling, general and administrative expenses when incurred. See Note 17, Restructuring, for more information on the impacts to costs of goods sold in connection with the Plan.

We deem cash consideration received from a supplier to be a reduction of the cost of inventory purchased, unless it is in exchange for an asset or service, or a reimbursement of a specific, incremental, identifiable cost incurred by us in selling the vendor’s products. The majority of cash consideration we receive is considered to be a reduction of inventory and a subsequent reduction in cost of goods sold as the related products are sold.

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

Operating lease assets are valued based on the initial operating lease liabilities plus any prepaid rent and direct costs from executing the leases, reduced by tenant improvement allowances and any rent abatement. Operating lease assets are tested for impairment in the same manner as our long-lived assets. No material impairment losses were recorded during fiscal years 2024 or 2023. For fiscal year 2022, we recognized impairment loss in connection with our operating leases assets of $21.6 million in connection with the Plan and are included within restructuring on our consolidated statements of earnings. Please see Note 17, Restructuring, for more information on the Plan.

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

The following table summarizes our property and equipment balances and their estimated useful lives (dollars in thousands):

	Life	September 30,
	(in years)	2024	2023
Land	N/A	$5,672	$10,038
Buildings and building improvements	5 – 40	45,564	56,688
Leasehold improvements	1 – 12	317,976	280,626
Furniture, fixtures and equipment	1 – 10	782,478	730,639
Total property and equipment, gross		1,151,690	1,077,991
Accumulated depreciation and amortization		(881,818)	(780,212)
Total property and equipment, net		$269,872	$297,779

Depreciation expense for the fiscal years 2024, 2023 and 2022 was $106.6 million, $99.0 million and $95.9 million, respectively, and is included in selling, general and administrative expenses, or cost of goods sold if associated with our distribution centers, in our consolidated statements of earnings. No material impairments were recorded for fiscal years 2024 or 2023. During fiscal year 2022, we recognized an impairment loss of $3.3 million within restructuring on our consolidated statements of earnings in connection with the Plan. See Note 17, Restructuring, for more information on the Plan.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

In August 2024, our Board approved the sale of our corporate headquarters in Denton, Texas. At the end of September 30, 2024, we had entered into an agreement with Denton County, Texas to sell our corporate headquarters, including furniture, fixtures and some equipment currently on the premise. In connection with the sale of the office, we evaluated the disposal of these assets and determined these assets should be classified as held for sale. As of September 30, 2024, we reclassified the following amounts out of property and equipment, net, (disposal group) into other current assets on our consolidated balance sheets for fiscal year 2024 (dollars in thousands):

September 30,
2024
Buildings and building improvements	$11,629
Land	4,407
Furniture, fixtures and equipment	1,195
Total assets held for sale	$17,231

The fair value, less estimated cost to dispose, of the disposal group was estimated to be $43.6 million based on the terms of the agreement. The sale was completed during our first quarter of fiscal year 2025. See Note 18, Subsequent Event, for more information on the sale of these assets.

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

Components within the same operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of September 30, 2024 and 2023, our reporting units consisted of SBS and BSG. We assign goodwill to the reporting unit which consolidates the acquisition.

When assessing goodwill for impairment, we may perform a qualitative assessment which evaluates macro-economic conditions, current and projected cash flows, and other events or changes in circumstances to determine if a quantitative assessment is necessary. In fiscal year 2023, we performed a quantitative assessment, which indicated no impairment existed. In fiscal year 2024, we performed a qualitative assessment. We have not recorded any impairment charges related to goodwill in the current or prior fiscal years presented.

Indefinite-lived Intangible Assets

Our intangible assets with indefinite lives consist of trade names acquired in business combinations or asset purchases. Upon acquisition of these identifiable intangible assets, we base our valuation on the information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. These assets

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

are evaluated for impairment annually, as of January 31st, and whenever events or changes in circumstances indicate the asset’s carrying amount may be less than its recoverable amount, to determine whether or not it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. When assessing intangible assets with indefinite lives for impairment, we compare the fair value of each asset against its carrying value. Fair value is based on the relief-from-royalty method. We have not recorded any impairment charges related to indefinite-lived intangibles in the current or prior fiscal years presented.

Self-Insurance Programs

We self-insure the risks related to workers’ compensation, general liability, and certain employee-related healthcare benefits. We have obtained third-party excess insurance coverage to limit our exposure per occurrence and aggregate cash outlay.

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

See Note 16, Segments and Disaggregated Revenue, for additional information regarding the disaggregation of our revenue.

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

Fiscal Years ended September 30, 2024, 2023 and 2022

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

The following table shows the amount of performance-based contract liabilities on our consolidated balance sheets as of September 30, 2024 and 2023 (in thousands):

		September 30,
Contracts	Balance Sheet Classification	2024	2023
Gift cards	Accrued liabilities	$4,980	$5,940
Rewards loyalty program	Accrued liabilities	6,513	8,098
Total liability		$11,493	$14,038

Changes to our performance-based contract liabilities for fiscal years 2024 and 2023 were as follows (in thousands):

	September 30,
	2024	2023
September 30, 2023	$14,038	$13,460
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	7,053	11,204
Revenue recognized from beginning liability	(9,598)	(10,626)
September 30, 2024	$11,493	$14,038

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

Advertising Costs

Advertising costs relate mainly to digital and web advertising, in-store and traditional print advertisements, customer relationship management, trade shows and product education for salon professionals. Advertising costs incurred in connection with print advertisements are expensed the first time the advertisement is run. Other advertising costs are expensed when incurred. Advertising costs were $68.4 million, $65.4 million and $69.8 million for the fiscal years 2024, 2023 and 2022, respectively, and are included in selling, general and administrative expenses in our consolidated statements of earnings.

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

Fiscal Years ended September 30, 2024, 2023 and 2022

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

2.
Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance segment disclosures for annual and interim consolidated financial statements, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). For public companies, the amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

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

Fiscal Years ended September 30, 2024, 2023 and 2022

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

Fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows (in thousands):

			As of September 30,
	Classification	Fair Value Hierarchy Level	2024	2023
Financial Assets
Non-designated foreign exchange contracts	Other current assets	Level 2	$1,207	$1,160
Interest rate swap	Other assets	Level 2	—	4,668
Total assets			$1,207	$5,828

Financial Liabilities
Non-designated foreign exchange contracts	Accrued liabilities	Level 2	$1,485	$397
Interest rate swap	Other liabilities	Level 2	635	—
Total Liabilities			$2,120	$397

The fair value of each asset and liability was measured using widely accepted valuation techniques, including discounted cash flow analyses and observable inputs, such as market interest rates and foreign exchange rates.

Other fair value disclosures

Carrying amounts and the related estimated fair value of our long-term debt, excluding finance lease obligations, are as follows:

		As of September 30,
		2024		2023
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance lease obligations
Senior notes due 2032	Level 2	$600,000	$615,000	$—	$—
Senior notes due 2025	Level 2	—	—	679,961	662,962
Term loan B due 2030	Level 2	394,000	393,508	398,000	398,000
Total long-term debt		$994,000	$1,008,508	$1,077,961	$1,060,962

The fair value of our senior notes was measured using unadjusted quoted market prices. The fair value of our term loan B agreements was measured using unadjusted quoted market prices for similar debt securities in active markets.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

4.
Accumulated Stockholders’ Equity

Share Repurchases

The Board approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock through September 30, 2025.

Information related to our shares repurchased and subsequently retired were as follows (in thousands):

	Fiscal Year Ended September 30,
	2024	2023	2022
Number of shares repurchased	5,143	1,511	6,833
Total cost of share repurchased	$60,391	$15,150	$130,328

The amounts above do not include approximately 194,000, 93,000 and 59,000 shares surrendered by grantees to satisfy personal income tax withholding obligations upon vesting of equity-based awards valued at $1.8 million, $1.2 million and $1.2 million during the fiscal years 2024, 2023 and 2022, respectively.

We reduced common stock and additional paid-in capital, in the aggregate, by these amounts. However, as required by GAAP, to the extent share repurchase amounts exceeded the balance of additional paid-in capital prior to such repurchases, we recorded the excess in accumulated stockholders’ equity on our consolidated balance sheets. Share repurchases are typically funded from either cash from operations or borrowings under the ABL facility, as appropriate.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap	Interest Rate Caps	Foreign Exchange Contracts	Total
Balance at September 30, 2022	$(153,128)	$—	$1,960	$(679)	$(151,847)
Other comprehensive income (loss) before reclassifications, net of tax	28,282	4,990	817	(2,837)	31,252
Reclassification to net earnings, net of tax	—	(1,274)	(2,777)	1,882	(2,169)
Balance at September 30, 2023	(124,846)	3,716	—	(1,634)	(122,764)
Other comprehensive income (loss) before reclassifications, net of tax	12,437	(854)	—	(1,590)	9,993
Reclassification to net earnings, net of tax	—	(3,293)	—	2,895	(398)
Balance at September 30, 2024	$(112,409)	$(431)	$—	$(329)	$(113,169)

The tax impact for the changes in other comprehensive loss and the reclassifications to net earnings was not material.

5.
Weighted Average Shares

The following table sets forth the computations of basic and diluted earnings per share (in thousands):

	Fiscal Year Ended September 30,
	2024	2023	2022
Weighted-average basic shares	103,939	107,332	108,665
Dilutive securities:
Stock option and stock award programs	2,994	2,004	1,628
Weighted-average diluted shares	106,933	109,336	110,293

At September 30, 2024, 2023 and 2022, options to purchase approximately 1.6 million, 1.9 million and 2.4 million shares, respectively, of our common stock were outstanding but not included in the computation of diluted earnings per share, due to the options being anti-dilutive.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

6.
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

The following table presents total compensation cost for all share-based compensation arrangements and the related income tax benefits recognized in our consolidated statement of earnings (in thousands):

	Fiscal Year Ended September 30,
	2024	2023	2022
Share-based compensation expense	$17,172	$15,862	$9,944
Income tax benefit related to share-based compensation expense	$4,217	$3,487	$2,634

The Omnibus Plan award types are as follows:

Performance-based awards: Our performance awards vest over three years upon the satisfaction of the employee service condition and our level of achievement with respect to a mix of certain specified performance targets. For fiscal years 2024, 2023 and 2022, we issued performance awards with a financial performance target based on the growth on adjusted consolidated operating income (“AOI”) for each of the next three years.

For each performance award, a grantee may earn from 0% to 200% of the original awarded amount. Fair value of our performance awards related to the achievement of financial performance targets are based on our stock price on the date of grant. During the fiscal years ended September 30, 2024, 2023 and 2022, the fair value of our performance awards was $8.49, $12.04 and $17.40, respectively. Expense is determined upon issuance and recognized based on projections of future performance and actual results.

Market-based awards: In fiscal years 2024, 2023 and 2022, we issued market-based awards that vest over three years and are dependent on the level of achievement of relative total shareholder return (“rTSR”) against a group of peer companies measured over a three-year period. For each rTSR, a grantee may earn from 0% to 200% of the original awarded amount. The fair value was determined by using the Monte Carlo simulation model due to the award being subject to a market condition. During fiscal years 2024, 2023 and 2022, the fair value of our market-based awards was $11.02, $15.54 and $23.39, respectively. Expense is determined upon issuance and is recognized regardless of whether the market performance target is achieved.

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

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

Performance-Based Awards

The following table presents a summary of the activity for our performance awards assuming 100% payout:

Performance Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2023	471	$11.26
Granted	596	8.49
Adjustment for performance achievement	(32)	13.37
Vested	(45)	15.18
Forfeited	(93)	10.61
Unvested at September 30, 2024	897	$13.57

As of September 30, 2024, if we assume a 100% payout for unvested performance-based awards, we would expect to recognize $2.1 million in expense over the weighted average period of 1.6 years.

Market-Based Awards

The following table presents a summary of the activity for our market awards:

Market Awards	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2023	544	$16.77
Granted	397	11.02
Vested	—	—
Forfeited	(149)	17.18
Unvested at September 30, 2024	792	$13.81

As of September 30, 2024, approximately $4.6 million of total unrecognized compensation costs related to unvested market-based awards are expected to be recognized over the weighted average period of 1.7 years.

The assumptions used in the Monte Carlo model relating to the valuation of our TSR awards issued in fiscal years 2024, 2023 and 2022 were as follows:

	Fiscal Year Ended September 30,
	2024	2023	2022
Expected term (in years)	2.9	2.9	2.9
Expected volatility	48.7%	60.3%	59.5%
Risk-free interest rate	4.8%	4.6%	0.7%
Dividend yield	0.0%	0.0%	0.0%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

Service-Based Awards

Stock Option Awards

The following table presents a summary of the activity for our stock option awards:

	Number of Outstanding Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at September 30, 2023	2,478	$17.45	5.2	$—
Granted	—	—
Exercised	(194)	9.09
Forfeited or expired	(251)	20.72
Outstanding at September 30, 2024	2,033	$17.84	4.1	$1,761
Exercisable at September 30, 2024	1,947	$17.86	4.0	$1,761

The weighted average assumptions used in the Black-Scholes model relating to the valuation of our stock options for the fiscal year ended September 30, 2022, were as follows:

Fiscal Year Ended September 30,
2022
Expected term (in years)	6.0
Expected volatility	48.7%
Risk-free interest rate	1.2%
Dividend yield	0.0%

The expected life of options awarded represents the period of time such options are expected to be outstanding and is based on our historical experience. The risk-free interest rate is based on the zero-coupon U.S. Treasury notes with a term comparable to the expected life of an award at the date of the grant. Since we did not currently expect to pay dividends, the dividend yield used for this purpose was 0%.

The weighted average fair value per share at the date of grant of the stock options awarded during the fiscal year 2022 was $8.12. No stock options were awarded during the fiscal years 2024 or 2023. The aggregate fair value of stock options vested during the fiscal years 2024, 2023 and 2022 was $1.9 million, $3.2 million and $2.5 million, respectively.

The aggregate intrinsic value of options exercised during the fiscal years 2024, 2023 and 2022 was $0.7 million, $1.4 million and $4.0 million, respectively. The total cash received during the fiscal years 2024, 2023 and 2022 from option exercises was $1.8 million, $1.9 million and $8.1 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $0.1 million, $0.2 million and $0.8 million, respectively.

At September 30, 2024, approximately $0.1 million of total unrecognized compensation costs related to unvested stock option awards are expected to be recognized over the weighted average period of 0.1 years.

RSUs

The following table presents a summary of the activity for our RSUs:

Restricted Stock Units	Number of Shares (in Thousands)	Weighted Average Fair Value Per Share
Unvested at September 30, 2023	1,603	$13.19
Granted	1,739	8.74
Vested	(727)	13.11
Forfeited	(264)	10.31
Unvested at September 30, 2024	2,351	$10.25

At September 30, 2024, approximately $12.0 million of total unrecognized compensation costs related to unvested RSUs are expected to be recognized over the weighted average period of 1.7 years.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

7.
Leases

Our operating and finance leases consisted of the following (in thousands):

		September 30,
	Balance Sheet Classification	2024	2023
Assets:
Operating lease (a)	Operating lease assets	$582,573	$570,657
Finance lease	Property and equipment, net	1,553	1,754
Total lease assets		$584,126	$572,411

Liabilities:
Current:
Operating lease	Current operating lease liabilities	$136,068	$150,479
Finance lease	Current maturities of long-term debt	127	173

Long-term:
Operating lease	Long-term operating lease liabilities	479,616	455,071
Finance lease	Long-term debt	—	119
Total lease liabilities		$615,811	$605,842
(a)
During fiscal year 2023, we recognized $0.6 million in impairment charges related to the Plan. See Note 17, Restructuring, for more information on the Plan.

Our lease costs consisted of the following (in thousands):

		For the Year Ended September 30,
	Statement of Earnings Classification	2024	2023
Operating lease costs	Cost of goods sold and selling, general and administrative expenses (a)	$179,121	$180,624
Finance lease costs:
Amortization of leased assets	Selling, general and administrative expenses	291	292
Interest on lease liabilities	Interest expense	12	12
Variable lease costs (b)	Selling, general and administrative expenses	70,146	59,996
Total lease costs		$249,570	$240,924
(a)
Certain supply chain-related amounts are included in cost of goods sold.
(b)
Includes common area maintenance, real estate taxes and insurance related to leases

As of September 30, 2024, the approximate future lease payments under our leases under ASC 842, Leases, are as follows (in thousands):

Fiscal Year	Operating leases	Finance leases
2025	$175,266	$137
2026	149,646	—
2027	121,159	—
2028	89,373	—
2029	59,092	—
Thereafter	109,101	—
Total undiscounted lease payments	703,637	137
Less: imputed interest	87,953	10
Present value of lease liabilities	$615,684	$127

The table above does not include operating leases we have entered into of approximately $4.0 million that have not commenced, primarily related to future retail stores.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

Other lease information is as follows (dollars in thousands):

	For the Year Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$178,950	$182,405
Operating cash flows – finance leases	12	12
Financing cash flows – finance leases	176	176

Supplemental non-cash information on lease liabilities:
Lease assets obtained in exchange for new operating lease liabilities	$159,331	$184,039

	September 30,
	2024	2023
Weighted-average remaining lease term (in years):
Operating leases	5.0	5.2
Finance leases	0.7	1.7
Weighted-average discount rate:
Operating leases	5.5%	5.3%
Finance leases	0.3%	0.3%

8.
Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the fiscal years 2024 and 2023 are as follows (in thousands):

	SBS	BSG	Total
Balance at September 30, 2022	$69,560	$456,506	526,066
Acquisitions (a)	—	998	998
Foreign currency translation	5,744	273	6,017
Balance at September 30, 2023	$75,304	$457,777	$533,081
Acquisitions (a)	—	282	282
Adjustments (b)	—	(381)	(381)
Foreign currency translation	5,120	164	5,284
Balance at September 30, 2024	$80,424	$457,842	$538,266
(a)
See Note 13, Acquisitions, for additional information regarding goodwill acquired during the fiscal year.
(b)
Measurement period adjustment of the prior year acquisition.

The following table reflects our other intangible assets, excluding goodwill, on our consolidated balance sheets. Once an intangible becomes fully amortized, the original cost and accumulated amortization is removed in the subsequent period. As of September 30, 2024 and 2023, we had the following (in thousands):

	September 30, 2024			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived Intangible assets:
Distribution rights (a)	$22,508	$(9,273)	$13,235	$16,250	$(7,747)	$8,503
Customer relationships	22,024	(20,820)	1,204	22,007	(19,768)	2,239
Other intangible assets	4,567	(3,668)	899	4,381	(3,072)	1,309
Total definite-lived intangible assets	49,099	(33,761)	15,338	42,638	(30,587)	12,051
Indefinite-lived Intangible assets:
Trade names	44,622	—	44,622	43,120	—	43,120
Total intangible assets, excluding goodwill, net	$93,721	$(33,761)	$59,960	$85,758	$(30,587)	$55,171
(a)
See Note 13, Acquisitions, for additional information regarding distribution rights recorded during the fiscal year.

Our definite-lived intangible assets are amortized on a straight-line basis over the period that we expected an economic benefit, typically over periods of three to ten years. For fiscal years 2024, 2023 and 2022, amortization expense related to intangible assets totaled $3.2 million, $3.4 million and $4.1 million, respectively and are included within selling, general and administrative expenses on our consolidated statements of earnings.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

As of September 30, 2024, the expected future amortization expense related to definite-lived intangible assets is as follows (in thousands):

Fiscal Year:
2025	$3,360
2026	2,296
2027	1,824
2028	1,320
2029	1,223
Thereafter	5,315
$15,338

9.
Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,
	2024	2023
Compensation and benefits	$76,649	$69,915
Deferred revenue	16,080	18,259
Rental obligations	11,039	11,266
Insurance reserves	7,526	6,656
Interest payable	4,108	13,447
Property and other taxes	1,785	2,617
Operating accruals and other	45,763	41,206
Total accrued liabilities	$162,950	$163,366

10.
Commitments and Contingencies

Commitments

Letters of Credit

We had $17.5 million and $17.4 million of outstanding letters of credit as of September 30, 2024 and 2023, respectively.

Contingencies

Legal Proceedings

From time to time, we are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. We have no significant liabilities for loss contingencies at September 30, 2024 and 2023.

11.
Debt

Short-term Debt

In fiscal year 2023, we entered into a fourth amendment to our five-year asset-based senior secured loan facility (the "ABL facility") with a syndicate of banks, which has a revolving commitment of $500.0 million and a maturity date of the earlier of (i) May 11, 2026, or (ii) the date which is ninety-one (91) days prior to the maturity date of any indebtedness arising under the TLB 2030, as defined below, and any refinancing thereof. The interest rate on the ABL facility is variable and determined at our option as (i) prime plus 0.25% or 0.50% or (ii) Secured Overnight Financing Rate ("SOFR") plus 1.25% or 1.50%. In addition, the terms of the ABL facility contain a commitment fee of 0.20% on the unused portion of the facility. Borrowings under the ABL facility are secured by a first-priority lien in and upon the accounts and inventory (and the proceeds thereof) of the Company and its guarantor subsidiaries. Furthermore,

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

the ABL facility is also secured by a second-priority lien in and upon the remaining assets of the Company and its guarantor subsidiaries.

At September 30, 2024 and 2023, there were no outstanding borrowings under our ABL facility. At September 30, 2024, we had $482.5 million available for borrowing, thereunder, including our Canadian sub-facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Long-term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,
	2024	2023	Interest Rates
Term Loan B due 2030	$394,000	$398,000	SOFR plus 1.75%
Senior notes due Dec. 2032	600,000	—	6.750%
Senior notes due Dec. 2025	—	679,961	5.625%
Total	$994,000	$1,077,961
Plus: finance lease obligations	127	292
Less: unamortized debt issuance costs and discount, net	11,745	8,269
Total debt	$982,382	$1,069,984
Less: current maturities	4,127	4,173
Total long-term debt	$978,255	$1,065,811

Maturities of our debt, excluding finance leases and our ABL facility, are as follows at September 30, 2024 (in thousands):

Fiscal Year:
2025	$4,000
2026	4,000
2027	4,000
2028	4,000
2029	4,000
Thereafter	974,000
Total	$994,000

Term Loan B

In fiscal year 2023, we entered into a credit agreement for a term loan B facility (“TLB 2030”) in an aggregate principal amount equal to $400.0 million, the net proceeds of which were used to repay our term loan B due 2024 (“TLB 2024”). The TLB 2030 bears interest at a floating rate equal to, at our option, either the Adjusted Term SOFR Rate plus 1.75% or an adjusted base rate plus 0.75%, see below for additional information. Interest on the TLB 2030 is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The TLB 2030 matures on February 28, 2030 (the “Maturity Date”), but may be prepaid without penalty or premium, other than customary breakage costs for prepayments that are made prior to the last date of an interest period. The principal of the TLB 2030 is repayable in quarterly installments equal to 0.25% of the original principal amount of the TLB 2030, with a final installment equal to the entire remaining outstanding principal amount due on the Maturity Date. The TLB 2030 was issued at a discount of 0.75%, and we incurred $4.7 million in issuance costs; both of which are being amortized using the effective interest method based on the effective interest rates at the time of issuance.

The TLB 2030 is secured by a first-priority lien in and upon substantially all of the assets of the Company and its domestic subsidiaries other than the accounts, inventory (and the proceeds thereof) and other assets that secure Sally Holdings’ existing ABL facility on a first-priority basis (the “ABL Priority Collateral”). Additionally, the TLB 2030 is secured by a second-priority lien in and upon the ABL Priority Collateral. The TLB 2030 does not contain any financial maintenance covenants, but is subject to a covenant package that is substantially consistent with the covenant package governing our senior notes. The TLB 2030 is subject to customary asset sale mandatory prepayment provisions and excess cash flow mandatory prepayment provisions.

In fiscal years 2024 and 2023, we entered into second and first refinancing agreements, respectively, where we negotiated basis point reductions of 50 and 25 basis points, respectively. No other terms of the TLB 2030 were

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

amended. In connection with each repricing, we evaluated the fair value of the debt before and after the amendment for each syndicate loan and accounted for each transaction as both a partial extinguishment of debt and a modification. As a result, we recognized losses on extinguishment of debt of $1.7 million and $1.8 million in fiscal years 2024 and 2023, respectively, within interest expense. In connection with the repricing, we incurred additional immaterial costs, of which, the majority was recorded to interest expense. Furthermore, the extinguishment of debt and subsequent issuance of new debt with existing creditors resulted in non-cash financing activities of $20.5 million and $7.9 million for fiscal year 2024 and 2023, respectively.

Senior Notes

On February 27, 2024, we issued a public offering of 6.75% senior notes due 2032 ("2032 Senior Notes") pursuant to a shelf registration statement on Form S-3 filed with the SEC on May 10, 2021. As a result, we received $594.0 million in cash proceeds, net of underwriter fees, which were used towards the repayment of the outstanding $680.0 million principal balance on the 5.625% senior notes due 2025 (the “2025 Senior Notes”). The 2032 Senior Notes were issued at par and bear interest at a fixed interest rate of 6.75%. Interest is paid semi-annually during our second and fourth fiscal quarters. The 2032 Senior Notes mature on April 1, 2032. The 2032 Senior Notes are prepayable beginning March 1, 2027, at a price of 103.375, at a price of 101.688 after March 1, 2028, and at par after March 1, 2029. The 2032 Senior Notes are guaranteed on a senior unsecured basis by the guarantors who have guaranteed obligations under our ABL facility and our existing term loan. In connection with the issuance, we incurred approximately $8.5 million in debt issuance costs that are being amortized using the effective interest rate method through the life of the notes.

Additionally, on February 12, 2024, we issued a notice to redeem the entire $680.0 million aggregate outstanding principal amount of the 2025 Senior Notes that remained outstanding on March 13, 2024, at a redemption price equal to 100.00% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest to, but not including, the redemption date. On March 13, 2024, we redeemed the 2025 Senior Notes with the proceeds from our 2032 Senior Notes, cash on hand, and borrowings under our ABL facility. In connection with this redemption, we recognized a $2.0 million loss on the extinguishment of debt within interest expense related to unamortized debt issuance costs.

Covenants

The agreements governing our debt contain a customary covenant package that places restrictions on the disposition of assets, the granting of liens and security interests, the prepayment of certain indebtedness, and other matters and customary events of default, including customary cross-default and/or cross-acceleration provisions.

12.
Derivative Instruments

As of September 30, 2024, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 3 for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

During fiscal year 2024, we entered into foreign currency forwards to mitigate the exposure to exchange rate changes on inventory purchases in USD by our foreign subsidiaries. As of September 30, 2024, all of our foreign currency forward derivatives instruments had settled. We record, net of income tax, the changes in fair value related to the foreign currency forwards into AOCL and recognize realized gain or loss into cost of goods sold based on inventory turns. As of September 30, 2024, we expect to reclassify approximately $0.1 million in net losses into cost of goods sold over the next 12 months.

During fiscal year 2024, 2023 and 2022, we reclassified a net loss of $2.9 million, a net loss of $1.9 million and a net gain of $0.1 million, respectively, into cost of goods sold.

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

Fiscal Years ended September 30, 2024, 2023 and 2022

interest payment based on the 1-month Adjusted Term SOFR Rate. The interest rate swap will mature in April 2026 and is designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recorded quarterly, net of income tax, and included in AOCL.

For fiscal years 2024 and 2023, we recognized income of $3.3 million and $1.3 million, respectively, into interest expense on our condensed consolidated statements of earnings related to the interest rate swap. At September 30, 2024, we expect to reclassify gains of approximately $0.1 million out of AOCL and into interest expense over the next 12 months.

Interest Rate Caps

In July 2017, we purchased two interest rate caps with an initial aggregate notional amount of $550 million (the “interest rate caps”) to mitigate the exposure to higher interest rates in connection with our prior term loan due 2024. The interest rate caps were comprised of individual caplets and were designated as cash flow hedges. Accordingly, the changes in fair value of the interest rate caps were recorded quarterly, net of income tax, and included in AOCL. During fiscal year 2023, we early settled both interest rate caps due to the forecasted transactions, which were being hedged, no longer occurring as a result of the repayment of our prior term loan. For fiscal years 2023 and 2022, we recognized income of $2.8 million and expense of $1.7 million, respectively, into interest expense on our condensed consolidated statements of earnings related to the caps.

Non-Designated Cash Flow Hedges

We also use foreign exchange contracts to mitigate our exposure to exchange rate changes in connection with certain intercompany balances not permanently invested. At September 30, 2024, we held forwards, which expire on various dates during the first four months of fiscal year 2025, with a notional amount, based upon exchange rates at September 30, 2024, as follows (in thousands):

Notional Currency	Notional Amount
Canadian Dollar	$17,822
Euro	31,082
British Pound	48,326
Mexican Peso	19,516
Total	$116,746

We record changes in fair value and realized gains or losses related to the foreign currency forwards into selling, general and administrative expenses. The effects of these foreign exchange contracts on our condensed consolidated financial statements were losses of $1.1 million, $2.2 million and $9.6 million for fiscal years 2024, 2023 and 2022, respectively.

13.
Acquisitions

Exclusive Beauty Supply, Inc.

On September 20, 2024, we acquired certain assets and business operations from Exclusive Beauty Supply, Inc. ("Exclusive Beauty"), a distributor of professional beauty products operating in the State of Florida, for approximately $7.5 million, subject to certain holdback adjustments related to inventory. Under the terms of the agreement, we acquired the operations of three stores and a direct sales force, inventory, and non-exclusive product distribution rights. As part of BSG's growth strategies, this acquisition complements its existing lines of business and increases the size and geographic scope of operations.

This acquisition was accounted for using the acquisition method of accounting for business combinations and funded with cash from operations. As of September 30, 2024, the purchase price of the acquisition has been allocated to all assets acquired based on their estimated fair values at the date of acquisition. Based on our fair value estimates, we recorded $6.4 million in intangible assets subject to amortization, $0.8 million for inventory (preliminary), and $0.3 million in goodwill, which has been allocated to BSG and is expected to be deductible for tax purposes. Subsequent to the acquisition date, all operating results were included in BSG and were not material to the consolidated results of operations. Pro forma information has not been provided as the effects were not material to our consolidated results of operations.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

Goldwell of NY, Inc.

On September 22, 2023, we acquired certain assets and business operations from Goldwell of NY, Inc. (“Goldwell of NY”), a distributor of professional beauty products operating in the State of New York, for approximately $9.0 million. Under the terms of the agreement, we acquired the operations of five stores and a direct sales force, inventory, and exclusive and non-exclusive product distribution rights.

This acquisition was accounted for using the acquisition method of accounting for business combinations and funded with cash from operations. As of September 30, 2023, the purchase price of the acquisition was allocated to all assets acquired based on their estimated fair values at the date of acquisition. We recorded $6.6 million in intangible assets subject to amortization, $1.7 million in inventory and $0.6 million in goodwill, which has been allocated to BSG and is expected to be deductible for tax purposes. Subsequent of the acquisition date, all operating results were included in BSG and were not material to the consolidated results of operations. In fiscal year 2024, we finalized the purchase accounting, and no material adjustments were made. Pro forma information has not been provided as the effects were not material to our consolidated results of operations.

During fiscal year 2022, we did not acquire any substantial businesses.

14.
401(k) and Profit Sharing Plan

We offer 401(k) Plans to our U.S. and Puerto Rico employees who meet certain eligibility requirements. The U.S. 401(k) Plan allows employees to contribute immediately upon hire, while the Puerto Rico 401(k) Plan allows employees to contribute after one year of employment. Under the terms of each 401(k) Plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by each 401(k) Plan and by statutory limitations. We currently match a portion of employee contributions, as defined by each 401(k) Plan. We recognized expense of $7.6 million, $7.3 million and $6.8 million in the fiscal years ended September 30, 2024, 2023 and 2022, respectively, related to such matching contributions and these amounts are included in selling, general and administrative expenses in our consolidated statements of earnings.

In addition, pursuant to the 401(k) Plans, we may elect to make voluntary profit sharing contributions to the accounts of eligible employees as determined by the Compensation Committee of the Board. During the fiscal years ended September 30, 2024, 2023 and 2022, we did not make a profit sharing contribution to the 401(k) Plans.

15.
Income Taxes

The provision for income taxes for the fiscal years 2024, 2023 and 2022 consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2024	2023	2022
Current:
Federal	$35,897	$42,103	$48,888
Foreign	10,393	7,317	16,370
State	8,004	9,830	10,739
Total current portion	54,294	59,250	75,997
Deferred:
Federal	(3,149)	3,299	93
Foreign	1,116	3,233	(15,380)
State	650	1,668	(166)
Total deferred portion	(1,383)	8,200	(15,453)
Total provision for income taxes	$52,911	$67,450	$60,544

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	Fiscal Year Ended September 30,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.0	3.4	2.6
Effect of foreign operations	1.2	1.3	2.2
Repatriation Tax	—	1.1	—
Share-based payment awards	0.4	0.5	0.6
Unrecognized tax benefit	0.3	0.3	2.9
Valuation allowances	0.1	0.1	(7.2)
Deferred tax impact of foreign branch conversion	—	—	2.7
Other, net	(0.4)	(0.9)	—
Effective tax rate	25.6%	26.8%	24.8%

The tax effects of temporary differences that give rise to our deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2024	2023
Deferred tax assets attributable to:
Foreign loss carryforwards	$28,713	$32,435
U.S. foreign tax credits	13,279	12,913
Accrued liabilities	10,604	17,672
Share-based compensation expense	8,323	7,430
Other	(785)	(2,937)
Total deferred tax assets	60,134	67,513
Valuation allowance	(34,298)	(35,912)
Total deferred tax assets, net	25,836	31,601
Deferred tax liabilities attributable to:
Depreciation and amortization	95,377	101,957
Inventory adjustments	418	1,452
Total deferred tax liabilities	95,795	103,409
Net deferred tax liability	$69,959	$71,808

We believe that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. During fiscal year 2024, existing valuation allowances were decreased by approximately $1.6 million, primarily for net operating loss carry-forwards of various members of the affiliated group in foreign jurisdictions and foreign tax credits. We continue to record a valuation allowance to account for uncertainties regarding recoverability of certain deferred tax assets, primarily foreign loss carry-forwards and tax credit carry-forwards.

Domestic earnings before provision for income taxes were $175.2 million, $217.7 million and $205.2 million in the fiscal years 2024, 2023 and 2022, respectively. Foreign earnings before provision for income taxes of $31.1 million, $34.4 million and $38.9 million in the fiscal years 2024, 2023 and 2022, respectively.

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

Applicable deferred tax liabilities have been provided for undistributed foreign earnings in excess of foreign working capital and cash requirements. As a result of U.S. Tax Reform, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes but could be subject to foreign withholding taxes and state income taxes. If undistributed earnings of our foreign operations were not considered permanently reinvested as of September 30, 2024, an immaterial amount of additional deferred taxes would have been provided.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

At September 30, 2024 and 2023, we had total operating loss carry-forwards of $106.6 million and $119.4 million, respectively, of which $52.5 million and $62.7 million, respectively, are subject to a valuation allowance. At September 30, 2024, operating loss carry-forwards of $106.6 million have no expiration date. At September 30, 2024 and 2023, we had tax credit carry-forwards of $15.2 million and $15.5 million, respectively. This includes a U.S. foreign tax credit carry-forward of $13.3 million, primarily as a result of the deemed repatriation tax under U.S. Tax Reform. This credit expires in 2028. We do not believe the realization of the U.S. foreign tax credit is more-likely-than-not, so a valuation allowance has been recorded against its full value. Of the remaining tax credit carry-forwards, at September 30, 2024, $0.3 million expire between 2025 and 2029, $0.3 million expire between 2033 and 2037 and $1.3 million have no expiration date. Total tax credit carry-forwards of $14.8 million and $14.2 million are subject to a valuation allowance at September 30, 2024 and 2023, respectively.

The changes in the amount of unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended September 30,
	2024	2023
Balance at beginning of the fiscal year	$8,312	$9,165
Increases related to prior year tax positions	7	1,983
Decreases related to prior year tax positions	(19)	(128)
Increases related to current year tax positions	602	759
Decreases due to settlements	(414)	(3,337)
Lapse of statute	(90)	(130)
Balance at end of fiscal year	$8,398	$8,312

If recognized, these positions would affect our effective tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) enacted comprehensive amendments to the Internal Revenue Code of 1986. Among other things, TCJA provided for a deemed repatriation of undistributed foreign earnings by U.S. taxpayers giving rise to a one-time transition tax on those earnings (“Repatriation Tax”). The U.S. Treasury Department issued final regulations (“Regulations”) addressing certain aspects of how the Repatriation Tax is calculated. In our view, certain guidance included in the Regulations is inconsistent with our interpretation of the statutory language contained in the TCJA. In fiscal year 2023, we remitted $4.3 million in tax and interest to the IRS. Income tax expense of $2.7 million was recorded in fiscal year 2023 related to the payments. Previously, $1.6 million had been reserved for this issue. We maintain our tax positions are fully supportable.

We recognize interest and penalties, accrued in connection with unrecognized tax benefits, in provision for income taxes. Accrued interest and penalties, in the aggregate, were $0.7 million and $0.5 million at September 30, 2024 and 2023, respectively.

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

Our consolidated federal income tax return for the fiscal years 2022 and 2023 are currently under IRS examination. Our statute remains open for the fiscal year ended September 30, 2021, forward. Our U.S. state income tax returns are impacted by various statutes of limitations and are generally open for the fiscal year ended September 30, 2021, and future years. Our foreign income tax returns are impacted by various statutes of limitations, which are generally open from 2019 forward.

In December of 2021, the Organization for Economic Cooperation and Development (OECD) established a framework, referred to as Pillar 2, designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. The earliest effective date is for taxable years beginning after December 31, 2023, which for us is fiscal year 2025. Numerous countries have already enacted the OECD model rules, and several other countries have drafted legislation. We do not expect this legislation to have a

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

material impact on our consolidated financial statements. We will continue to monitor and evaluate new legislation and guidance, which could change our current assessment.

16.
Segments and Disaggregated Revenue

Our segments are defined on how our chief operating decision maker, which we consider the CEO and CFO together, regularly reviews performance and allocates resources to our operating segments.

Our business is organized into two reportable segments: (i) SBS, a domestic and international chain of retail stores and a consumer-facing e-commerce website that offers professional beauty supplies to both salon professionals and retail customers primarily in North America, Puerto Rico and parts of Europe and South America and (ii) BSG, including its franchise-based business Armstrong McCall, a full-service distributor of beauty products and supplies that offers professional beauty products directly to salons and salon professionals through its professional-only stores, e-commerce platforms and its own sales force in partially exclusive geographical territories in the U.S. and Canada.

The accounting policies of both of our reportable segments are the same as described in the summary of significant accounting policies contained in Note 1. Sales between segments, which were eliminated in consolidation, were not material for the fiscal years ended September 30, 2024, 2023 and 2022.

Business Segments Information

Segment data for the fiscal years 2024, 2023 and 2022 are as follows (in thousands):

	2024	2023	2022
Net sales (a) (for the fiscal year indicated):
SBS	$2,107,089	$2,139,206	$2,193,044
BSG	1,609,942	1,588,925	1,622,521
Total	$3,717,031	$3,728,131	$3,815,565
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$334,319	$358,474	$350,884
BSG	178,420	181,275	193,407
Segment operating earnings	512,739	539,749	544,291
Unallocated expenses (b)	230,081	197,515	179,074
Restructuring	(75)	17,205	27,577
Consolidated operating earnings	282,733	325,029	337,640
Interest expense	76,408	72,979	93,543
Earnings before provision for income taxes	$206,325	$252,050	$244,097
Depreciation and amortization:
SBS	$60,284	$57,663	$57,798
BSG	36,778	32,362	30,098
Corporate	12,676	12,384	12,033
Total	$109,738	$102,409	$99,929
Payments for property and equipment:
SBS	$60,160	$52,535	$53,788
BSG	31,986	30,581	34,312
Corporate	9,019	7,626	11,150
Total	$101,165	$90,742	$99,250
Total assets (as of September 30):
SBS	$1,358,102	$1,279,200	$1,195,732
BSG	1,324,071	1,293,157	1,251,455
Sub-total	2,682,173	2,572,357	2,447,187
Corporate	110,726	152,893	129,680
Total	$2,792,899	$2,725,250	$2,576,867

a)
In the fiscal years 2024, 2023 and 2022, no single customer accounted for 10% or more of revenue.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

b)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings.

Geographic Area Information

Certain geographic data is as follows (in thousands):

	2024	2023	2022
Net sales (for the fiscal year indicated):
United States	$3,026,946	$3,050,334	$3,142,898
Other countries	690,085	677,797	672,667
Total	$3,717,031	$3,728,131	$3,815,565
Long-lived assets (as of September 30):
United States	$230,469	$258,157	$263,929
United Kingdom	9,065	9,988	9,147
Other countries	30,338	29,634	24,800
Total	$269,872	$297,779	$297,876

Disaggregated Revenues

The following tables disaggregate our segment revenues by merchandise category. We have reclassified certain prior year amounts to conform to current year presentation.

	Fiscal Year Ended September 30,
SBS	2024	2023	2022
Hair color	40.0%	39.9%	38.2%
Hair care	24.4%	23.9%	23.6%
Styling tools and supplies	16.8%	17.9%	19.1%
Nail	10.3%	10.1%	10.8%
Skin and cosmetics	7.9%	7.6%	7.6%
Other beauty items	0.6%	0.6%	0.7%
Total	100.0%	100.0%	100.0%

	Fiscal Year Ended September 30,
BSG	2024	2023	2022
Hair care	42.2%	42.3%	43.5%
Hair color	41.0%	40.2%	39.0%
Styling tools and supplies	10.5%	10.6%	10.9%
Skin and cosmetics	3.6%	3.9%	3.8%
Nail	2.5%	2.7%	2.4%
Other beauty items	0.2%	0.3%	0.4%
Total	100.0%	100.0%	100.0%

The following table disaggregates our segment revenue by sales channels:

	SBS			BSG
	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2024	2023	2022	2024	2023	2022
Company-operated stores	93.1%	93.8%	94.0%	68.4%	67.2%	66.4%
E-commerce	6.9%	6.2%	6.0%	13.6%	13.5%	12.3%
Franchise stores	—	—	—	7.4%	7.5%	7.4%
Distributor sales consultants	—	—	—	10.6%	11.8%	13.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years ended September 30, 2024, 2023 and 2022

17.
Restructuring

Restructuring expenses, included in cost of goods sold and restructuring for the fiscal years ended September 30, 2024, 2023 and 2022, are as follows (in thousands):

	2024	2023 (a)	2022
Included in cost of goods sold
Distribution center consolidation and store optimization plan	$—	$(5,788)	$19,403
Transformation plan	—	—	(1,087)
Total in cost of goods sold	$—	$(5,788)	$18,316

Included in restructuring
Distribution center consolidation and store optimization plan	$(75)	$17,205	$26,110
Transformation plan	—	—	1,467
Total in restructuring	(75)	17,205	27,577
Total restructuring expenses	$(75)	$11,417	$45,893
(a)
Amounts related to the Plan included favorable adjustments to our expected obsolescence reserve within costs of goods sold and costs associated with the closure of stores and distribution centers during the period.

Distribution Center Consolidation and Store Optimization Plan

In fiscal year 2022, our Board approved the Plan consisting of the planned closure of 330 SBS stores and 35 BSG stores and two BSG distribution centers in Clackamas, Oregon and Pottsville, Pennsylvania. Stores identified for early closure were part of a strategic evaluation which included a market analysis of certain locations where we believed we would be able to recapture demand and improve profitability.

As of September 30, 2024, the Plan has been substantially completed, as the only two remaining BSG stores to be closed were closed during the fiscal year. However, we may still incur future immaterial charges related to store closures such as exit costs, lease negotiation penalties, termination benefits and adjustments to estimates. As of September 30, 2024, there were no material outstanding liabilities for exit costs or involuntary employee termination benefits. In fiscal year 2023, we closed 294 SBS stores and 26 BSG stores, as well as the two BSG distribution centers. In fiscal year 2022, we closed 36 SBS stores and 7 BSG stores.

Transformation Plan

We previously disclosed a plan to focus on certain core business strategies. In addition to optimizing our supply chain network with changes to our transportation model and network of nodes, we improved our marketing and digital commerce capabilities and advanced our merchandising transformation efforts. In addition, we expanded our plan and announced a reduction in workforce within our field and headquarters. Furthermore, our Board approved the divestiture of our operations in Peru, which was not material to our results of operation. All these together made up our Transformation Plan. We did not incur any additional expenses or liabilities related to our Transformation Plan in fiscal years 2024 or 2023.

18.
Subsequent Events

On October 24, 2024, we sold our corporate headquarters located in Denton, Texas to Denton County, Texas for $45.5 million, excluding $1.5 million in closing costs. As of September 30, 2024, the assets included in the sale were classified as held for sale within other current assets on our consolidated balance sheets. As a result of the sale, we recognized a gain of approximately $26.8 million from the sale of these assets during our first quarter of fiscal year 2025. Additionally, we entered into a lease agreement with Denton County, Texas, to lease the building for $35,000 per month for twelve months, with the option to extend three additional months. At this time, we do not anticipate exercising this option.