Form 10-Q
period 2024-12-31
Sally Beauty Holdings, Inc.
filed 2025-02-13
CIK 1368458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2024

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

Number of shares of common stock outstanding as of February 7, 2025: 101,954,447

In this Quarterly Report, references to the "Company,” “Sally Beauty,” “our company,” “we,” “our,” “ours” and “us” refer to Sally Beauty Holdings, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report on Form 10-Q and in the documents incorporated by reference herein which are not purely historical facts or which depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions may also identify such forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements as such statements speak only as of the date they were made and involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors in Item 1A contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	December 31, 2024	September 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,528	$107,961
Trade accounts receivable, net	26,587	33,635
Accounts receivable, other	58,049	58,553
Inventory	1,005,975	1,036,624
Other current assets	50,581	68,541
Total current assets	1,246,720	1,305,314
Property and equipment, net of accumulated depreciation of $866,536 at December 31, 2024, and $881,818 at September 30, 2024	261,619	269,872
Operating lease assets	577,042	582,573
Goodwill	531,445	538,266
Intangible assets, excluding goodwill, net of accumulated amortization of $33,413 at December 31, 2024, and $33,761 at September 30, 2024	57,740	59,960
Other assets	36,202	36,914
Total assets	$2,710,768	$2,792,899
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,079	$4,127
Accounts payable	220,650	269,424
Accrued liabilities	149,023	162,950
Current operating lease liabilities	152,365	136,068
Income taxes payable	22,482	20,100
Total current liabilities	548,599	592,669
Long-term debt	938,080	978,255
Long-term operating lease liabilities	456,672	479,616
Other liabilities	21,767	22,066
Deferred income tax liabilities, net	89,161	91,758
Total liabilities	2,054,279	2,164,364
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 500,000 shares; 101,871 and 101,854 shares issued and shares outstanding at December 31, 2024, and September 30, 2024, respectively	1,019	1,019
Preferred stock, $0.01 par value. Authorized 50,000 shares; none issued	—	—
Accumulated earnings	792,620	740,685
Accumulated other comprehensive loss, net of tax	(137,150)	(113,169)
Total stockholders’ equity	656,489	628,535
Total liabilities and stockholders’ equity	$2,710,768	$2,792,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2024	2023
Net sales	$937,895	$931,302
Cost of goods sold	461,055	464,126
Gross profit	476,840	467,176
Selling, general and administrative expenses	376,520	398,138
Restructuring	—	(85)
Operating earnings	100,320	69,123
Interest expense	17,442	17,314
Earnings before provision for income taxes	82,878	51,809
Provision for income taxes	21,865	13,419
Net earnings	$61,013	$38,390
Earnings per share:
Basic	$0.60	$0.36
Diluted	$0.58	$0.35
Weighted-average shares:
Basic	102,021	105,948
Diluted	104,974	108,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2024	2023
Net earnings	$61,013	$38,390
Other comprehensive income (loss):
Foreign currency translation adjustments	(26,615)	16,367
Interest rate swap, net of tax	1,151	(3,088)
Foreign exchange contracts, net of tax	1,483	(2,471)
Other comprehensive income (loss), net of tax	(23,981)	10,808
Total comprehensive income	$37,032	$49,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2024	101,854	$1,019	$—	$740,685	$(113,169)	$628,535
Net earnings	—	—	—	61,013	—	61,013
Other comprehensive loss	—	—	—	—	(23,981)	(23,981)
Share-based compensation	—	—	6,053	—	—	6,053
Stock issued for equity awards	1,162	12	69	—	—	81
Employee withholding taxes paid related to net share settlement	(392)	(4)	(5,260)	—	—	(5,264)
Repurchases and cancellations of common stock	(753)	(8)	(862)	(9,078)	—	(9,948)
Balance at December 31, 2024	101,871	$1,019	$—	$792,620	$(137,150)	$656,489

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2023	106,266	$1,063	$5,677	$624,772	$(122,764)	$508,748
Net earnings	—	—	—	38,390	—	38,390
Other comprehensive income	—	—	—	—	10,808	10,808
Share-based compensation	—	—	5,118	—	—	5,118
Stock issued for equity awards	722	7	209	—	—	216
Employee withholding taxes paid related to net share settlement	(192)	(2)	(1,738)	—	—	(1,740)
Repurchases and cancellations of common stock	(1,939)	(19)	(9,266)	(10,915)	—	(20,200)
Balance at December 31, 2023	104,857	$1,049	$—	$652,247	$(111,956)	$541,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

SALLY BEAUTY HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net earnings	$61,013	$38,390
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,565	28,063
Share-based compensation expense	6,053	5,118
Amortization of deferred financing costs	564	637
Loss on early extinguishment of debt	444	—
Loss (gain) on disposal of equipment and other property	(26,641)	2
Deferred income taxes	(2,207)	(3,237)
Changes in (exclusive of effects of acquisitions):
Trade accounts receivable	6,269	1,715
Accounts receivable, other	(799)	(3,294)
Inventory	15,287	(24,159)
Other current assets	1,454	(1,117)
Other assets	1,578	(1,709)
Operating leases, net	(939)	(641)
Accounts payable and accrued liabilities	(56,152)	(642)
Income taxes payable	2,225	12,586
Other liabilities	(257)	(692)
Net cash provided by operating activities	33,457	51,020
Cash Flows from Investing Activities:
Payments for property and equipment	(20,078)	(30,551)
Proceeds from sale of property and equipment, net	43,574	—
Acquisitions, net of cash acquired	(371)	(218)
Net cash provided (used) by investing activities	23,125	(30,769)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and ABL facility	112,000	67,000
Repayments of long-term debt and ABL facility	(153,041)	(68,052)
Debt issuance costs	(1,495)	—
Proceeds from equity awards	81	216
Payments for common stock repurchased	(9,948)	(20,200)
Employee withholding taxes paid related to net share settlement of equity awards	(5,264)	(1,740)
Net cash used by financing activities	(57,667)	(22,776)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,348)	523
Net decrease in cash and cash equivalents	(2,433)	(2,002)
Cash and cash equivalents, beginning of period	107,961	123,001
Cash and cash equivalents, end of period	$105,528	$120,999
Supplemental Cash Flow Information:
Interest paid	$7,648	$27,272
Income taxes paid	$19,264	$3,495
Capital expenditures incurred but not paid	$8,135	$5,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sally Beauty Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial statements of Sally Beauty Holdings, Inc. and its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures included herein are adequate for the interim period presented. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly our consolidated financial position as of December 31, 2024, and September 30, 2024, our consolidated results of operations, consolidated comprehensive income, consolidated statements of stockholders’ equity, and consolidated cash flows for the three months ended December 31, 2024 and 2023.

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

2. Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance segment disclosures for annual and interim consolidated financial statements, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). The amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, but we currently do not expect to early adopt this standard. The new standard is not expected to have a material impact on our consolidated financial statements; however, we expect to provide additional detail and disclosures upon adoption.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures, that requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of goods sold and selling, general and administrative expenses. The update is intended to improve disclosures by providing amounts recognized for the purchases of inventory, employee compensation, depreciation, and amortization. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact of this update to our consolidated financial statements and disclosures.

3. Revenue Recognition

Substantially all of our revenue is derived through the sale of merchandise at the point-of-sale in our stores or when products are shipped for e-commerce orders. Revenue is recognized net of estimated sales returns and sales taxes. We estimate sales returns based on historical data.

Changes to our contract liabilities, which are included in accrued liabilities in our condensed consolidated balance sheets, were as follows (in thousands):

	Three Months Ended December 31,
	2024	2023
Beginning Balance	$11,493	$14,038
Loyalty points and gift cards issued but not redeemed, net of estimated breakage	3,644	9,494
Revenue recognized from beginning liability	(2,487)	(7,942)
Ending Balance	$12,650	$15,590

See Note 12, Segment Reporting, for additional information regarding the disaggregation of our sales revenue.

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

Financial instruments measured at fair value on recurring basis

Consistent with the fair value hierarchy, we categorized our financial assets and liabilities as follows:

(in thousands)	Classification	Fair Value Hierarchy Level	December 31, 2024	September 30, 2024
Financial Assets:
Foreign exchange contracts
Designated cash flow hedges	Other current assets	Level 2	$1,498	$—
Non-designated cash flow hedges	Other current assets	Level 2	1,842	1,207
Interest rate swap	Other assets	Level 2	913	—
Total assets			$4,253	$1,207
.
Financial Liabilities:
Foreign exchange contracts
Designated cash flow hedges	Accrued liabilities	Level 2	$2	$—
Non-designated cash flow hedges	Accrued liabilities	Level 2	419	1,485
Interest rate swap	Other Liabilities	Level 2	—	635
Total liabilities			$421	$2,120

The fair value of each asset and liability were measured using widely accepted valuation techniques, including discounted cash flow analyses and observable inputs, such as market interest rates and foreign exchange rates.

Other fair value disclosures

The carrying amounts, if any, of cash equivalents, trade and other accounts receivable, and accounts payable and borrowing under our $500 million asset-based senior secured loan facility (the “ABL facility”) approximate their respective fair values due to the short-term nature of these financial instruments. Carrying amounts and the related estimated fair value of our long-term debt, excluding finance lease obligations, debt issuance costs and original issue discounts, are as follows:

		December 31, 2024		September 30, 2024
(in thousands)	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance lease obligations
2032 Senior Notes	Level 2	$600,000	$601,500	$600,000	$615,000
Term Loan B	Level 2	353,000	352,118	394,000	393,508
Total long-term debt		$953,000	$953,618	$994,000	$1,008,508

The fair value of our senior notes was measured using unadjusted quoted market prices. The fair value of our Term Loan B agreement was measured using unadjusted quoted market prices for similar debt securities in active markets.

5. Stockholders’ Equity

Share Repurchases

In August 2017, our Board of Directors (“Board”) approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock, subject to certain limitations governed by our debt agreements. In July 2021, our Board approved a term extension of our share repurchase program to September 30, 2025. As of December 31, 2024, we had approximately $510.8 million of additional share repurchase authorizations remaining under our share repurchase program. For the three months ended December 31, 2024 and 2023, we repurchased 0.8 million shares and 1.9 million shares of our common stock at a total cost of $10.0 million and $20.0 million, respectively, excluding the impact of excise taxes.

Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss (“AOCL”) was as follows (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap	Foreign Exchange Contracts	Total
Balance at September 30, 2024	$(112,409)	$(431)	$(329)	$(113,169)
Other comprehensive income (loss) before reclassification, net of tax	(26,615)	1,527	1,344	(23,744)
Reclassification to net earnings, net of tax	—	(376)	139	(237)
Balance at December 31, 2024	$(139,024)	$720	$1,154	$(137,150)

The tax impacts for the changes in other comprehensive income (loss) and the reclassifications to net earnings were not material.

6. Weighted-Average Shares

The following table sets forth the reconciliation of basic and diluted weighted-average shares (in thousands):

	Three Months Ended December 31,
	2024	2023
Weighted-average basic shares	102,021	105,948
Dilutive securities:
Stock option and stock award programs	2,953	2,770
Weighted-average diluted shares	104,974	108,718

Anti-dilutive options excluded from our computation of diluted shares	1,522	1,804

7. Property and Equipment, Net

During the three months ended December 31, 2024, we sold our corporate headquarters located in Denton, Texas to Denton County, Texas for $45.5 million, excluding $1.5 million in closing costs. As of September 30, 2024, the assets included in the sale were classified as held for sale within other current assets on our condensed consolidated balance sheet. As a result of the sale, we recognized a gain of approximately $26.6 million within selling, general and administrative expenses in our condensed consolidated statements of earnings. Additionally, we entered into a lease agreement with Denton County, Texas, to lease the building for $35,000 per month for twelve months, with the option to extend three additional months. At this time, we do not anticipate exercising this option.

8. Goodwill and Intangible Assets

For the three months ended December 31, 2024, we considered potential triggering events and determined there were none during the period. No material impairment losses were recognized in the current or prior periods presented in connection with our goodwill and other intangible assets.

Goodwill allocated to our SBS and BSG reporting units, which are also defined as our SBS and BSG segments, was $82.6 million and $448.2 million, respectively, as of December 31, 2024.

	Three Months Ended December 31,
(in thousands)	2024	2023
Intangible assets amortization expense	$858	$860

For the three months ended December 31, 2024, changes in goodwill reflect the effects of foreign currency exchange rates of $7.2 million and adjustments of $0.4 million from the completion of our Exclusive Beauty Supply, Inc. acquisition fair value assessment. Additionally, the changes to other intangibles include effects of foreign currency exchange rates of $1.4 million.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2024	September 30, 2024
Compensation and benefits	$50,977	$76,649
Deferred revenue	18,062	16,080
Interest payable	13,650	4,108
Rental obligations	10,865	11,039
Accrued freight	9,975	8,240
Insurance reserves	7,898	7,526
Operating accruals and other	37,596	39,308
Total accrued liabilities	$149,023	$162,950

10. Short-term and Long-term Debt

During the three months ended December 31, 2024, the Company and other parties to the ABL facility entered into a fifth amendment which, among other things, extended the maturity date to December 11, 2029, improved certain covenant terms, and slightly increased our commitment fee to 0.25% from 0.20%. At December 31, 2024, there were no outstanding borrowings under our ABL facility, and we had $482.7 million available for borrowing, including under our Canadian sub-facility, subject to a borrowing base limitation, as reduced by outstanding letters of credit. In connection with the amendment, we incurred approximately $1.5 million in debt issuance costs that are being amortized over the remaining life of the ABL facility.

Additionally, during the three months ended December 31, 2024, we voluntarily repaid $40.0 million of outstanding Term Loan B principle. In connection with the repayment, we recognized a $0.4 million loss on debt extinguishment within interest expense related to unamortized debt issuance costs.

11. Derivative Instruments and Hedging Activities

During the three months ended December 31, 2024, we did not purchase or hold any derivative instruments for trading or speculative purposes. See Note 4, Fair Value Measurements, for the classification and fair value of our derivative instruments.

Designated Cash Flow Hedges

Foreign Currency Forwards

We regularly enter into foreign currency forwards to mitigate our exposure to exchange rate changes on forecasted inventory purchases in U.S. dollars by our foreign subsidiaries. At December 31, 2024, we held forwards, which expire ratably through September 30, 2025, with a notional amount, based upon exchange rates at December 31, 2024, as follows (in thousands):

Notional Currency	Notional Amount
Mexican Peso	$16,106
Canadian Dollar	8,475
Euro	4,705
Total	$29,286

The changes in fair value related to these foreign currency forwards are recorded quarterly into AOCL. As the forwards are exercised, the realized value is recognized into cost of goods sold (“COGS”), based on inventory turns, in our condensed consolidated statements of earnings. For the three months ended December 31, 2024 and 2023, we recognized a loss of $0.2 million and a loss of $1.4 million, respectively. Based on December 31, 2024, valuations and exchange rates, we expect to reclassify gains of approximately $1.7 million out of AOCL and into COGS over the next 12 months.

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

For the three months ended December 31, 2024, we recognized income of $0.5 million and $0.8 million, respectively, into interest expense on our condensed consolidated statements of earnings related to the interest rate swap. At December 31, 2024, we expect to reclassify gains of approximately $0.8 million out of AOCL and into interest expense over the next 12 months.

Non-Designated Derivative Instruments

We also use foreign exchange contracts to mitigate our exposure to exchange rate changes in connection with certain intercompany balances not permanently invested. At December 31, 2024, we held forwards, which settle on various dates in the first month of the next two fiscal quarters, with a notional amount, based upon exchange rates at December 31, 2024, as follows (in thousands):

Notional Currency	Notional Amount
British Pound	$31,893
Euro	19,277
Canadian Dollar	12,634
Mexican Peso	11,806
Total	$75,610

We record changes in fair value and realized gains or losses related to these foreign currency forwards into selling, general and administrative expenses. For the three months ended December 31, 2024 and 2023, the effects of these foreign exchange contracts on our condensed consolidated financial statements were gains of $1.6 million and losses of $1.3 million, respectively.

12. Segment Reporting

Segment data for the three months ended December 31, 2024 and 2023, is as follows (in thousands):

	Three Months Ended December 31,
	2024	2023
Net sales:
SBS	$525,446	$523,238
BSG	412,449	408,064
Total	$937,895	$931,302
Earnings before provision for income taxes:
Segment operating earnings:
SBS	$79,874	$77,629
BSG	50,469	44,627
Segment operating earnings	130,343	122,256
Unallocated expenses (a)	30,023	53,218
Restructuring	—	(85)
Consolidated operating earnings	100,320	69,123
Interest expense	17,442	17,314
Earnings before provision for income taxes	$82,878	$51,809

(a)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our consolidated statements of earnings. For the three months ended December 31, 2024, unallocated expenses include a $26.6 million gain related to the sale of our corporate headquarters. See Note 7, Property and Equipment, Net, for more information.

Sales between segments, which are eliminated in consolidation, were not material during the three months ended December 31, 2024 and 2023.

Disaggregation of net sales by segment

Periodically, we make minor adjustments to our product hierarchy, which impacts the roll-up of our merchandise categories. As a result, certain prior year amounts have been reclassified to conform to current year presentation. The following tables disaggregate our segment revenues by merchandise category.

	Three Months Ended December 31,
SBS	2024	2023
Hair color	40.5%	39.1%
Hair care	23.8%	24.6%
Styling tools and supplies	17.3%	18.2%
Nail	10.1%	10.1%
Skin and cosmetics	7.7%	7.4%
Other beauty items	0.6%	0.6%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2024	2023
Hair care	42.8%	42.9%
Hair color	40.1%	39.4%
Styling tools and supplies	10.7%	10.7%
Skin and cosmetics	3.8%	4.3%
Nail	2.4%	2.4%
Other beauty items	0.2%	0.3%
Total	100.0%	100.0%

The following tables disaggregate our segment revenue by sales channels:

	Three Months Ended December 31,
SBS	2024	2023
Company-operated stores	92.1%	93.3%
E-commerce	7.9%	6.7%
Total	100.0%	100.0%

	Three Months Ended December 31,
BSG	2024	2023
Company-operated stores	69.4%	68.6%
E-commerce	14.0%	13.8%
Distributor sales consultants	9.6%	10.6%
Franchise stores	7.0%	7.0%
Total	100.0%	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses management’s view of the financial condition, results of operations and cash flows of Sally Beauty for the periods covered by this Quarterly Report. This section should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, including the Risk Factors sections therein, and information contained elsewhere in this Quarterly Report, including the condensed consolidated interim financial statements and notes to those financial statements.

Financial Summary for the Three Months Ended December 31, 2024

•
Consolidated net sales for the three months ended December 31, 2024, increased $6.6 million, or 0.7%, to $937.9 million, compared to the three months ended December 31, 2023. Consolidated net sales included a net negative impact from changes in foreign currency exchange rates of $5.7 million;
•
Consolidated comparable sales increased 1.6% for the three months ended December 31, 2024;
•
Consolidated gross profit for the three months ended December 31, 2024, increased $9.7 million, or 2.1%, to $476.8 million, compared to the three months ended December 31, 2023. Consolidated gross margin increased 60 bps to 50.8% for the three months ended December 31, 2024, compared to the three months ended December 31, 2023;
•
Consolidated operating earnings for the three months ended December 31, 2024, increased $31.2 million, or 45.1%, to $100.3 million, compared to the three months ended December 31, 2023. Operating margin increased 330 bps to 10.7% for the three months ended December 31, 2024, compared to the three months ended December 31, 2023;
•
For the three months ended December 31, 2024, our consolidated net earnings increased $22.6 million, or 58.9%, to $61.0 million, compared to the three months ended December 31, 2023;
•
For the three months ended December 31, 2024, our diluted earnings per share was $0.58 compared to $0.35 for the three months ended December 31, 2023;
•
Cash provided by operations was $33.5 million for the three months ended December 31, 2024, compared to $51.0 million for the three months ended December 31, 2023; and
•
During the three months ended December 31, 2024, we sold our corporate headquarters located in Denton, Texas to Denton County, Texas for $45.5 million, excluding $1.5 million in closing costs, and recognized a gain of $26.6 million which is included in selling, general and administrative expenses within our condensed consolidated statement of earnings.

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

Overview

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures on which we rely to evaluate our operating performance (dollars in thousands):

	Three Months Ended December 31,
	2024	2023	Increase (Decrease)
Net sales:
SBS	$525,446	$523,238	$2,208	0.4%
BSG	412,449	408,064	4,385	1.1%
Consolidated	$937,895	$931,302	$6,593	0.7%

Gross profit:
SBS	$313,255	$306,559	$6,696	2.2%
BSG	163,585	160,617	2,968	1.8%
Consolidated	$476,840	$467,176	$9,664	2.1%

Segment gross margin:
SBS	59.6%	58.6%	100	bps
BSG	39.7%	39.4%	30	bps
Consolidated	50.8%	50.2%	60	bps

Net earnings:
Segment operating earnings:
SBS	$79,874	$77,629	$2,245	2.9%
BSG	50,469	44,627	5,842	13.1%
Segment operating earnings	130,343	122,256	8,087	6.6%
Unallocated expenses and restructuring(a)	30,023	53,133	(23,110)	(43.5)%
Consolidated operating earnings	100,320	69,123	31,197	45.1%
Interest expense	17,442	17,314	128	0.7%
Earnings before provision for income taxes	82,878	51,809	31,069	60.0%
Provision for income taxes	21,865	13,419	8,446	62.9%
Net earnings	$61,013	$38,390	$22,623	58.9%
	.
Comparable sales growth (decline):
SBS	1.7%	(1.9)%	360	bps
BSG	1.4%	0.7%	70	bps
Consolidated	1.6%	(0.8)%	240	bps

Number of stores at end-of-period (including franchises):
SBS	3,123	3,143	(20)	(0.6)%
BSG	1,330	1,332	(2)	(0.2)%
Consolidated	4,453	4,475	(22)	(0.5)%

(a)
Unallocated expenses consist of corporate and shared costs and are included in selling, general and administrative expenses in our condensed consolidated statements of earnings. Additionally, unallocated expenses include costs associated with our Fuel for Growth initiative as well as the $26.6 gain related to the sale of our corporate headquarters during the three months ended December 31, 2024. See Note 7, Property and Equipment, Net, for more information related to the sale of our corporate headquarters.

Results of Operations

The Three Months Ended December 31, 2024, compared to the Three Months Ended December 31, 2023

Net Sales

SBS. The increase in net sales for SBS was primarily driven by the following (in thousands):

Comparable sales	$8,716
Sales outside comparable sales (a)	(1,795)
Foreign currency exchange	(4,713)
Total	$2,208
(a)
Includes closed stores, net of stores opened for less than 14 months.

SBS’s increase in comparable sales was primarily reflecting strong growth in hair color and digital marketplaces.

BSG. The increase in net sales for BSG was primarily driven by the following (in thousands):

Comparable sales	$5,779
Sales outside comparable sales (a)	(406)
Foreign currency exchange	(988)
Total	$4,385
(a)
Includes closed stores, net of stores opened for less than 14 months and sales from acquired stores.

BSG’s net sales increase was primarily driven by an increase in comparable sales, reflecting continued momentum from expanded distribution and new brand innovation.

Gross Profit

SBS. SBS’s gross profit increased for the three months ended December 31, 2024, as a result of an increase in net sales and a higher gross margin on units sold. SBS’s gross margin improvement was driven primarily by higher product margins, resulting from enhanced promotional strategies and benefits from our Fuel for Growth initiative, and lower shrink expense.

BSG. BSG’s gross profit increased for the three months ended December 31, 2024, as a result of an increase in net sales and a higher gross margin on units sold. BSG’s gross margin improvement was driven by lower distribution and freight costs from supply chain efficiencies and lower shrink expense, partially offset by lower product margins related to brand mix.

Selling, General and Administrative Expenses

SBS. SBS’s selling, general and administrative expenses increased $4.5 million, or 1.9%, for the three months ended December 31, 2024, and included an unfavorable impact from foreign exchange rates of $1.5 million. As a percentage of SBS net sales, selling, general and administrative expenses for the three months ended December 31, 2024, were 44.4%, compared to 43.8% for the three months ended December 31, 2023. The increase as a percentage of sales was primarily due to increased labor and other compensation-related expenses and higher advertising expense, partially offset by a decrease in delivery expenses and other Fuel for Growth benefits.

BSG. BSG’s selling, general and administrative expenses decreased $2.9 million, or 2.5%, for the three months ended December 31, 2024. As a percentage of BSG net sales, selling, general and administrative expenses for the three months ended December 31, 2024, were 27.4% compared to 28.4% for the three months ended December 31, 2023. The decrease as a percentage of sales was primarily due to higher net sales, lower delivery expenses and other Fuel for Growth benefits.

Unallocated. Unallocated selling, general and administrative expenses, which represent certain corporate costs that have not been charged to our reporting segments, decreased $23.2 million, or 43.6%, for the three months ended December 31, 2024, primarily due to a $26.6 million gain on the sale of our corporate headquarters, partially offset by increased labor and other compensation-related expenses.

Interest Expense

Interest expense was relatively unchanged but included a decrease in interest on our Term Loan B driven by lower interest rates, partially offset by increased interest costs on our senior notes. Our 2032 Senior Notes compared to our 2025 Senior Notes, reflect a higher interest rate with a lower outstanding principle balance. See Note 10, Short-term and Long-term Debt, in Item 1 of this quarterly report for more information on our debt.

Provision for Income Taxes

The effective tax rates were 26.4% and 25.9% for the three months ended December 31, 2024 and 2023, respectively. The increase in the effective tax rate was primarily due to foreign operations for which a tax benefit was not recognized.

In December of 2021, the Organization for Economic Cooperation and Development (OECD) established a framework, referred to as Pillar 2, designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. The earliest effective date is for taxable years beginning after December 31, 2023, which for us is fiscal year 2025. Numerous jurisdictions in which Sally Beauty operates have enacted the OECD model rules or drafted legislation, including Belgium, Canada, France, Germany, Ireland, Italy, Netherlands, Spain, and the United Kingdom. The United States is not subject to Pillar 2. We do not expect this legislation to have a material impact on our consolidated financial statements. We will continue to monitor and evaluate new legislation and guidance, which could change our current assessment.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash from operations, cash and cash equivalents and borrowings under our ABL facility. A substantial portion of our liquidity needs arise from funding the costs of our operations, working capital, capital expenditures, debt interest and principal payments. Additionally, under our share repurchase program (see below for more details) we will from time to time repurchase shares of our common stock on the open market to return value to our shareholders. At December 31, 2024, we had $588.2 million of available liquidity, which includes $482.7 million available for borrowing under our ABL facility and cash and cash equivalents of $105.5 million.

Our working capital (current assets less current liabilities) decreased $14.5 million, to $698.1 million at December 31, 2024, compared to $712.6 million at September 30, 2024. The decrease was primarily driven by lower inventory, as a result of a strategic reduction in slower moving products and the negative impacts of foreign exchange rates of $15.0 million, the disposal of assets held for sale previously included in other current assets as a result of the sale of our corporate HQ, and the timing of lease renewals, partially offset by the timing of accounts payable.

We anticipate that existing cash balances (excluding certain amounts permanently invested in connection with foreign operations), cash expected to be generated by operations, and funds available under our ABL facility will be sufficient to fund our working capital and capital expenditure requirements over the next twelve months.

Cash Flows

	Three Months Ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$33,457	$51,020
Net cash provided (used) by investing activities	23,125	(30,769)
Net cash used by financing activities	(57,667)	(22,776)

Net Cash Provided by Operating Activities

The decrease in cash provided by operating activities was primarily driven by the timing of accounts payable and tax payments, partially offset by lower inventory purchases, the timing of debt interest payments and higher cash receipts from customers.

Net Cash Provided (Used) by Investing Activities

For the three months ended December 31, 2024, net cash provided was primarily a result of receiving $44.0 million from the sale of our corporate headquarters. Additionally, we had lower capital expenditures as we lapped system upgrades in the prior year, while current spend related primarily to store improvements.

Net Cash Used by Financing Activities

The increase in cash used by financing activities was primarily due to the $40.0 million early repayment on our term loan, partially offset by fewer shares repurchased in the current year under our share repurchase program.

Debt and Guarantor Financial Information

At December 31, 2024, we had $942.2 million in outstanding debt principal, excluding finance lease obligations, unamortized debt issuance costs and debt discounts, in the aggregate, of $10.8 million. Our debt consists of $600.0 million in 2032 Senior Notes outstanding, and $353.0 million remaining on our Term Loan B. There were no outstanding borrowings under our ABL facility.

We utilize our ABL facility for the issuance of letters of credit, certain working capital and liquidity needs, and to manage normal fluctuations in our operational cash flow. In that regard, we may from time to time draw funds under the ABL facility for general corporate purposes including funding of capital expenditures, acquisitions, paying down other debt and share repurchases. Amounts drawn on our ABL facility are generally paid down with cash provided by our operating activities. During the three months ended December 31, 2024, the weighted average interest rate on our borrowings under the ABL facility was 7.0%.

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

The following table presents the summarized balance sheets information for the Issuers and the Guarantors as of December 31, 2024, and September 30, 2024:

(in thousands)	December 31, 2024	September 30, 2024
Cash and cash equivalents	$30,806	$32,817
Inventory	$772,207	$781,512
Current assets	$897,374	$914,686
Total assets	$2,062,286	$2,085,179
Intercompany payable	$10,748	$6,939
Current liabilities	$451,548	$479,052
Total liabilities	$1,865,473	$1,951,874

The following table presents the summarized statement of earnings information for the Issuers and the Guarantors for the three months ended December 31, 2024 (in thousands):

Net sales	$751,779
Gross profit	$388,176
Earnings before provision for income taxes	$73,272
Net Earnings	$54,931

Share Repurchase Programs

Under our current share repurchase program, we may from time to time repurchase our common stock on the open market. During the three months ended December 31, 2024 and 2023, we repurchased 0.8 million shares and 1.9 million shares of our common stock for $10.0 million and $20.0 million, respectively, under our share repurchase program, excluding the impact of excise taxes. See Note 5, Stockholders’ Equity, for more information about our share repurchase program.

Contractual Obligations

Other than our debt, as discussed above, there have been no material changes outside the ordinary course of our business to our contractual obligations since September 30, 2024.

Off-Balance Sheet Financing Arrangements

At December 31, 2024, and September 30, 2024, we had no off-balance sheet financing arrangements other than outstanding letters of credit related to inventory purchases and self-insurance programs.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions since September 30, 2024.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1 – “Financial Statements” in Part I – Financial Information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates and government actions. There have been no material changes to our market risks from September 30, 2024. See our disclosures about market risks contained in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Item 4. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2024, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During our most recent fiscal quarter, other than as described below, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During our most recent fiscal quarter, we implemented the Oracle Cloud Enterprise Performance Management platform (“Oracle EPM”). Oracle EPM is hosted in Oracle’s Cloud Infrastructure, and management of the applications in the EPM suite is a shared responsibility model between Oracle and SBH. This platform is used as our financial consolidation system and was implemented to enhance efficiency and receive the latest features. Oracle EPM affects our processes and internal control environment for global financial reporting and consolidation. In connection with this implementation, management implemented new controls for relevant business processes specifically related to Oracle EPM and modified any existing processes and controls to encompass Oracle EPM.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report. The risks described in such Annual Report and herein are not the only risks facing our company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Information regarding shares of common stock we repurchased during the quarter ended December 31, 2024, excluding the impact of excise taxes, is as follows:

Fiscal Period	Total Number of Shares Purchased (1)(3)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Oct 1 - Oct 31, 2024	—	$—	—	$520,792,449
Nov 1 - Nov 30, 2024	295,306	13.53	295,306	516,795,813
Dec 1 - Dec 31, 2024	457,228	13.13	457,228	510,792,456
Total this quarter	752,534	$13.29	752,534	$510,792,456

(1)
The Board approved a share repurchase program authorizing us to repurchase up to $1.0 billion of our common stock through September 30, 2025.
(2)
The calculation of the average price paid per share includes the impact of commissions paid in connection with the shares repurchased.
(3)
The table above does not include 392,495 shares of our common stock surrendered by grantees during the quarter to satisfy tax withholding obligations due upon the vesting of equity-based awards under our share-based compensation plans.

Item 5. Other Information

During the quarter ended December 31, 2024, no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1

Third Restated Certificate of Incorporation of Sally Beauty Holdings, Inc., dated January 30, 2014, which is incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 30, 2014

3.2

Amended and Restated Bylaws of Sally Beauty Holdings, Inc., dated April 26, 2017, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017

4.1

Fifth Amendment to Amended and Restated Credit Agreement dated December 11, 2024 among the Borrowers, the Parent Guarantors, the Administrative Agent, the Canadian Agent, the Syndication Agents and the Lenders party thereto (as such terms are defined therein), which is incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2024

22	List of Subsidiary Guarantors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Denise Paulonis*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Marlo M. Cormier*

32.1	Section 1350 Certification of Denise Paulonis*

32.2	Section 1350 Certification of Marlo M. Cormier*

101

The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, formatted in iXBRL (contained in Exhibit 101).

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALLY BEAUTY HOLDINGS, INC.
(Registrant)

Date: February 13, 2025

	By:	/s/ Marlo M. Cormier
Marlo M. Cormier
Senior Vice President, Chief Financial Officer
For the Registrant and as its Principal Financial Officer